Form 10-K
period 2019-12-31
Ellington Financial Inc.
filed 2020-03-13
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34569
Ellington Financial Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0489289
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
53 Forest Avenue
Old Greenwich, Connecticut, 06870
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of June 28, 2019, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common shares held by non-affiliates was $477,738,614 based on the closing price as reported by the New York Stock Exchange on that date.
Number of shares of the Registrant's common stock outstanding as of March 6, 2020: 44,068,096
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III hereof as noted therein.

ELLINGTON FINANCIAL INC.

PART I
Item 1. Business
Except where the context suggests otherwise, references in this Annual Report on Form 10-K to "EFC," "we," "us," and "our" refer to (i) Ellington Financial Inc. and its consolidated subsidiaries, including Ellington Financial Operating Partnership LLC, our operating partnership subsidiary, which we refer to as our "Operating Partnership," following our conversion to a corporation effective March 1, 2019 (our "corporate conversion"), and (ii) Ellington Financial LLC and its consolidated subsidiaries, including our Operating Partnership, before our corporate conversion. References in this Annual Report on Form 10-K to (1) "common shares" refer to (i) our common shares representing limited liability company interests, previously outstanding prior to our corporate conversion, and (ii) shares of our common stock outstanding after our corporate conversion and (2) "common shareholders" refer to (i) holders of our common shares representing limited liability company interests prior to our corporate conversion, and (ii) holders of shares of our common stock after our corporate conversion. We conduct all of our operations and business activities through our Operating Partnership. Our "Manager" refers to Ellington Financial Management LLC, our external manager, "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager, and "Manager Group" refers collectively to officers and directors of EFC, and partners and affiliates of Ellington (including families and family trusts of the foregoing). In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time.
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
Our Company
We were originally formed as a Delaware limited liability company in July 2007 and commenced operations in August 2007. Through December 31, 2018, we believe that we were organized and had operated so that we qualified to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In February 2019, we elected to be taxed as a corporation for U.S. federal income tax purposes effective as of January 1, 2019, and we will elect to be treated as a REIT for U.S. federal income tax purposes upon the filing of our tax return for the taxable year ended December 31, 2019. We believe that, commencing on January 1, 2019, we were organized in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws and that our manner of operation enables us to meet the requirements for qualification and taxation as a REIT. Effective March 1, 2019, we converted to a Delaware corporation and changed our name to Ellington Financial Inc. We acquire and manage mortgage-related, consumer-related, corporate-related, and other financial assets. Our primary objective is to generate attractive, risk-

adjusted total returns for our stockholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by utilizing an opportunistic strategy. Our targeted asset classes currently include investments in the U.S. and Europe (as applicable) in the categories listed below. Subject to maintaining our qualification as a REIT, we expect to continue to invest in these targeted asset classes.

•	residential mortgage-backed securities, or "RMBS," for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS";

•
residential mortgage loans, including (i) mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans," (ii) non-performing and re-performing residential mortgage loans, or "residential NPLs," including "legacy" (i.e. issued before the 2008 financial crisis) NPLs, and (iii) residential transition loans;

•
RMBS backed by U.S. residential mortgage loans for which the principal and interest payments are not guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "non-Agency RMBS"; and RMBS backed by European residential mortgage loans, or "European RMBS";

•	commercial mortgage-backed securities, or "CMBS," commercial mortgage loans, and other commercial real estate debt;

•	consumer loans and asset-backed securities, or "ABS," including ABS backed by consumer loans;

•	collateralized loan obligations, or "CLOs";
•mortgage-related and non-mortgage-related derivatives; and

•	other investments, including corporate debt and equity securities and corporate loans, and strategic investments in companies from which we purchase, or may in the future purchase, targeted assets.
Subject to qualifying and maintaining our qualification as a REIT, we opportunistically utilize derivatives and other hedging instruments to hedge our interest rate, credit, and foreign currency risk.
Our investments in residential and commercial mortgage loans may consist of performing, non-performing, or sub-performing loans. In addition, we may from time to time acquire real property. We also have made, and may in the future make, investments in the debt and/or equity of other entities engaged in loan-related businesses, such as loan originators and mortgage-related entities. In connection with investments in loan originators, we may also enter into flow agreements that will allow us to purchase new loans from the loan originators in which we invest in accordance with the parameters set forth in the applicable flow agreement. We also opportunistically engage in relative value trading strategies, whereby we seek to identify and capitalize on short-term pricing disparities in various equity and/or fixed-income markets. We have and may in the future also opportunistically acquire and manage other types of mortgage-related and financial assets not listed above, such as mortgage servicing rights, or "MSRs," and credit risk transfer securities, or "CRTs."
Our "credit portfolio," which includes all of our assets other than Agency RMBS, has historically been the primary driver of our risk and return, and we expect that this will continue in the near to medium term. We also maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector, to help maintain our exclusion from registration as an investment company under the Investment Company Act, and to help qualify and maintain our qualification as a REIT. Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations applicable to us under the Investment Company Act and/or to our qualification as a REIT, we expect that we will continue to maintain some amount of Agency RMBS. For more information on our targeted assets, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Targeted Asset Classes."
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager currently does not have any employees and instead relies on the employees of Ellington to perform its obligations to us. Ellington is an investment management firm and registered investment advisor with a 25-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives.
The members of our management team include Michael Vranos, founder and Chief Executive Officer of Ellington, who serves as our Co-Chief Investment Officer; Laurence Penn, Vice Chairman and Chief Operating Officer of Ellington, who serves as our Chief Executive Officer and President and a member of our Board of Directors; Mark Tecotzky, a Managing Director of Ellington, who serves as our Co-Chief Investment Officer; JR Herlihy, a Director of Ellington, who serves as our Chief Financial Officer; Christopher Smernoff, who serves as our Chief Accounting Officer; Daniel Margolis, General Counsel of Ellington, who serves as our General Counsel; Vincent Ambrico, who serves as our Controller; and Jason Frank, Associate

General Counsel of Ellington, who serves as our Deputy General Counsel and Secretary. Each of these individuals is an officer of our Manager.
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance database, and operational expertise. For example, Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of MBS collateral and MBS market transactions. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 25-year investing history, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2019, Ellington had over 150 employees and had assets under management of approximately $9.8 billion, of which approximately $7.0 billion consisted of our company and Ellington Residential Mortgage REIT, a REIT listed on the New York Stock Exchange, or the "NYSE," under the ticker "EARN," that focuses its investment strategy primarily on Agency RMBS, and various hedge funds and other alternative investment vehicles that employ financial leverage, and approximately $2.8 billion consisted of accounts that do not employ financial leverage. The $9.8 billion and $7.0 billion in assets under management include approximately $1.4 billion in Ellington-managed CLOs. For these purposes, the Ellington-managed CLO figure represents the aggregate outstanding balance of CLO notes and market value of CLO equity, excluding any notes and equity held by other Ellington-managed funds and accounts.
Our Strategy
We utilize an opportunistic strategy to seek to generate attractive, risk-adjusted returns. We pursue value across various types of mortgage-related, consumer-related, corporate-related, and other financial assets, through investments primarily in securities and loans.
Our strategy is adaptable to changing market environments, subject to qualifying and maintaining our qualification as a REIT for U.S. federal income tax purposes and maintaining our exclusion from registration as an investment company under the Investment Company Act. As a result, although we focus on the targeted assets described in the section captioned "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Targeted Asset Classes," our acquisition and management decisions depend on prevailing market conditions and our targeted asset classes may vary over time in response to market conditions. We may engage in a high degree of trading volume as we implement our strategy. Our Manager is authorized to follow very broad investment guidelines and, as a result, we cannot predict our portfolio composition. We expect to hold certain of our targeted assets through one or more domestic taxable REIT subsidiaries, or "TRSs." As a result, a portion of the income from such assets will be subject to U.S. federal and state corporate income tax. We may change our strategy and policies without a vote of our stockholders. Moreover, although our independent directors may periodically review our investment guidelines and our portfolio, they generally do not review our proposed asset acquisitions or asset management decisions.
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
With respect to loans, we have tended to focus on underserved, niche market segments where inefficiencies exist, and where the segment's size or complexity could present a barrier to entry. Since the financial crisis, capital requirements and other regulations in the banking industry have curtailed bank origination and ownership of certain types of loans, and as a result, capital availability for certain loan products is lower than it was historically, thus creating better opportunities for Ellington to invest in these loan products. Ellington uses its deep network of industry relationships to source new loan investments. These relationships have generated a regular flow of investment opportunities from diversified sources, including flow agreements with certain loan origination partners. By investing opportunistically in both loans and securities, we believe that we are able to achieve attractive diversification and can take advantage of relative value across investment classes.
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
In executing our strategies, subject to qualifying and maintaining our qualification as a REIT, we employ a wide variety of hedging instruments and derivative contracts. See "—Risk Management" below.
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
Risk Management
Risk management is a cornerstone of Ellington's portfolio management process. Ellington's risk management infrastructure system includes "ELLiN," a proprietary portfolio management system used by all departments at Ellington, including trading, research, risk management, finance, operations, accounting, and compliance. We benefit from Ellington's comprehensive risk management infrastructure and ongoing assessment of both portfolio and operational risks. In addition, we utilize derivatives and other hedging instruments to opportunistically hedge our credit, interest rate, and foreign currency risk.

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
In particular, from time to time we enter into short positions in interest rate swaps to offset the potential adverse effects that changes in interest rates would have on the value of certain of our assets and our financing costs. An interest rate swap is an agreement to exchange interest rate cash flows, calculated on a notional principal amount, at specified payment dates during the life of the agreement. Typically, one party pays a fixed interest rate and receives a floating interest rate and the other party pays a floating interest rate and receives a fixed interest rate. Each party's payment obligation is computed using a different interest rate. In an interest rate swap, the notional principal is generally not exchanged.
Credit Risk Hedging
Subject to qualifying and maintaining our qualification as a REIT, we enter into credit-hedging positions in order to protect against adverse credit events with respect to certain of our credit assets. Our credit hedging portfolio can vary significantly from period to period, and can encompass a wide variety of financial instruments, including corporate debt or equity-related instruments, RMBS or CMBS-related instruments, or instruments involving other markets. Our hedging instruments can include both "single-name" instruments (i.e., instruments referencing one underlying entity or security) and hedging instruments referencing indices. We also often opportunistically overlay our credit hedges with certain relative value long/short positions involving the same or similar instruments.
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
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of December 31, 2019, the majority of our debt financings consisted of repurchase agreements, or "repos." Currently, the majority of our repos are collateralized by Agency RMBS; however, we also have repo borrowings that are collateralized by our credit assets, and, from time to time, U.S. Treasury securities. In a repo, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a specified later date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repos are accounted for as collateralized borrowings. During the term of a repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repo financings are often used to purchase the assets subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repo arrangements are typically documented under the Securities Industry and Financial Markets Association's, or "SIFMA's," standard form master repurchase agreement with the ability for both parties to demand margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, under most of our master repurchase agreements, we and our repo counterparties are required to post additional collateral to each other from time to time as part of the normal course of our business. Our repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty.
In addition to using repos to finance many of our assets, we have also entered into securitization transactions, and secured borrowing facilities, to finance other assets. For those secured financings, other than repos, for which the associated transfer of assets is not accounted for as a sale, the associated borrowings are included under the captions Other secured borrowings and Other secured borrowings, at fair value, on our Consolidated Balance Sheet. In addition, we have issued senior notes, or "Senior Notes," that are unsecured and are effectively subordinated to our secured indebtedness, to the extent of the value of the collateral securing such indebtedness. Finally, we have also raised equity capital to finance acquisitions of our targeted assets, including through public offerings of our common stock and our 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock").
We may utilize other types of borrowings in the future, including more complex financing structures. We also may raise capital by issuing additional debt securities, additional preferred or common stock, warrants, or other securities.
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
If we invest at issuance in the equity of any collateralized debt obligation, or "CDO," that is managed, structured, or originated by Ellington or one of its affiliates, or if we invest in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination, or structuring fees, then, unless agreed otherwise by a majority of our independent directors, the base management and incentive fees payable by us to our Manager will be reduced by (or our Manager will otherwise rebate to us) an amount equal to the applicable portion (as described in the management agreement) of any such management, origination, or structuring fees.
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
For purposes of calculating the incentive fee, the "Hurdle Amount" means, with respect to any fiscal quarter, the product of (i) one-fourth of the greater of (A) 9% and (B) 3% plus the 10-year U.S. Treasury rate for such fiscal quarter, (ii) the sum of (A) the weighted average gross proceeds per share of all common share and operating partnership unit, or "OP Unit," issuances since our inception and up to the end of such fiscal quarter, with each issuance weighted by both the number of shares and OP Units issued in such issuance and the number of days that such issued shares and OP Units were outstanding during such fiscal quarter, using a first-in first-out basis of accounting (i.e., attributing any share and OP Unit repurchases to the earliest issuances first) and (B) the result obtained by dividing (I) retained earnings attributable to common shares and OP Units at the beginning of such fiscal quarter by (II) the average number of common shares and OP Units outstanding for each day during such fiscal quarter, (iii) the sum of (x) the average number of common shares and long term incentive plan units, or "LTIP Units," outstanding for each day during such fiscal quarter and (y) the average number of OP Units, and limited liability company interests in the Operating Partnership which are designated as LTIP Units, or "OP LTIP Units," outstanding for each day during such fiscal quarter. For purposes of determining the Hurdle Amount, issuances of common shares, OP LTIP Units and OP Units (a) as equity incentive awards, (b) to the Manager as part of its base management fee or incentive fee and (c) to the Manager or any of its affiliates in privately negotiated transactions, are excluded from the calculation. The payment of the incentive fee will be in a combination of common shares and cash, provided that at least 10% of any quarterly payment will be made in common shares.
Reimbursement of Expenses
We do not maintain an office or employ personnel. We rely on the facilities and resources of our Manager to conduct our operations. We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of Ellington's employees and other related expenses, other than our allocable portion of the costs incurred by our Manager for certain dedicated or partially dedicated employees including a Chief Financial Officer, one or more controllers, an in-house legal counsel, an investor relations professional, certain internal audit staff in connection with Sarbanes-Oxley compliance initiatives and certain other personnel performing duties for us, based on the portion of their working time and efforts spent on our matters and subject to approval of the reimbursed amounts by the Compensation Committee of the Board of Directors. In addition, other than as expressly described in the management agreement, we are not required to pay any portion of rent, telephone, utilities, office furniture, equipment, machinery, and other office, internal and overhead expenses of our Manager and its affiliates. Expense reimbursements to our Manager are generally made within 60 days following delivery of the expense statement by our Manager.
Term and Termination
The management agreement has a current term that expires on December 31, 2020, and will automatically renew for a one year term on each anniversary date thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. Our independent directors review our Manager's performance annually, and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding common shares, based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the fees payable to our Manager are not fair, subject to our Manager's right to prevent a fee-based termination by accepting a mutually acceptable reduction of its fees. In the event we terminate the management agreement without cause or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of (i) the average annual base management fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal and (ii) the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages, and expects to continue to manage, other funds, accounts, and vehicles that have strategies that are similar to, or that overlap with, our strategy, including Ellington Residential Mortgage REIT, a REIT listed on the NYSE that focuses its investment strategy primarily on Agency RMBS. As of December 31, 2019, Ellington managed various funds, accounts, and other vehicles, comprising approximately $8.7 billion of assets under management (excluding our assets but including $2.8 billion of accounts that do not employ financial leverage), with strategies that are similar to, or that overlap with, our strategy. The $8.7 billion in assets under management include approximately $1.4 billion in Ellington-managed CLOs. For these purposes, the Ellington-managed CLO figure represents the aggregate outstanding balance of CLO notes and market value of CLO equity, excluding any notes and equity held by other Ellington-managed funds and accounts. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's Investment and Risk Management Committee and its Compliance Committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
Because many of our targeted assets are typically available only in specified quantities and are also targeted assets for other Ellington accounts, Ellington often is not able to buy as much of any given asset as required to satisfy the needs of all its accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. Ellington may at times allocate opportunities on a preferential basis to accounts that are in a "start-up" or "ramp-up" phase. The policies permit departure from such proportional allocation under certain circumstances, including, for example, when such allocation would result in an inefficiently small amount of the security or assets being purchased for an account. In that case, the policies allow for a protocol of allocating assets so that, on an overall basis, each account is treated equitably. In addition, as part of these policies, we may be excluded from specified allocations of assets for tax, regulatory, risk management, or similar reasons.
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

•
Investment in Other Ellington Accounts—pursuant to our management agreement, if we invest at issuance in the equity of any CDO that is managed, structured, or originated by Ellington or one of its affiliates, or if we invest in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination, or structuring fees, then, unless agreed otherwise by a majority of our independent directors, the base management and incentive fees payable by us to our Manager will be reduced by (or our Manager will otherwise rebate to us) an amount equal to the applicable portion (as described in the management agreement) of any such management, origination or structuring fees.

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
Competition
In acquiring our assets, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. Many of our competitors are significantly larger than us, have greater access to capital and other resources, and may have other advantages over us. Our competitors may include other investment vehicles managed by Ellington or its affiliates, including Ellington Residential Mortgage REIT. In addition to existing companies, other companies may be organized for similar purposes in the future, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common or preferred stock. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common or preferred stock. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets, or pay higher prices, than we can.
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
Operating and Regulatory Structure
Tax Requirements
We will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code," upon the filing of our tax return for the taxable year ended December 31, 2019. For the year ended December 31, 2019, we believe that we were organized in conformity with, and have operated in a manner that has enabled us to meet, the requirements for qualification as a REIT for U.S. federal income tax purposes. Provided that we qualify and maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that we will be able to comply with such requirements. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax on our taxable income at regular corporate rates (and any applicable state and local taxes). Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local, and non-U.S. taxes on our income. For example, any income generated by our domestic TRSs will be subject to U.S. federal, state, and local income tax. Any taxes paid by a TRS will reduce the cash available for distribution to our stockholders.

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

We believe that we and our Operating Partnership, and a holding company subsidiary of our Operating Partnership, or the "Holding Subsidiary," will not be considered investment companies under Section 3(a)(1) of the Investment Company Act, because we and they satisfy the 40% Test and because we and they do not engage primarily (or hold ourselves or themselves out as being engaged primarily) in the business of investing, reinvesting, or trading in securities. Rather, through wholly-owned or majority-owned subsidiaries, we, our Operating Partnership, and the Holding Subsidiary are primarily engaged in the non-investment company businesses of these subsidiaries.
Our Operating Partnership currently has several subsidiaries that rely on the exclusion provided by Section 3(c)(7) of the Investment Company Act, each a "3(c)(7) subsidiary." In addition, the Holding Subsidiary currently has several 3(c)(7) subsidiaries and several subsidiaries that rely on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act, each a "3(c)(5)(C) subsidiary." While investments in 3(c)(7) subsidiaries are considered investment securities for the purposes of the 40% Test, investments in 3(c)(5)(C) subsidiaries are not considered investment securities for the purposes of the 40% Test, nor are investments in subsidiaries that rely on the exclusion provided by Section 3(a)(1)(C).
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
On August 31, 2011, the SEC published a concept release entitled "Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments" (Investment Company Act Rel. No. 29778). This release notes that the SEC is reviewing the Section 3(c)(5)(C) exclusion relied upon by companies similar to us that invest in mortgage loans and mortgage-backed securities. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the Division of Investment Management of the SEC regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations as a result of this review. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exclusion from the need to register under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we intend to monitor the assets of our 3(c)(5)(C) subsidiaries regularly, there can be no assurance that any such subsidiary will be able to maintain this exclusion from registration. In that case, our investment in any such subsidiary would be classified as an investment security, and we might not be able to maintain our overall exclusion from registering as an investment company under the Investment Company Act.
If we or our subsidiaries were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Compliance with the restrictions imposed by the Investment Company Act would require us to make material changes to our strategy which could materially adversely affect our business, financial condition and results of operations, and our ability to make distributions to our stockholders. Accordingly, to avoid that result, we may be required to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common or preferred stock, the sustainability of our business model and our ability to make distributions. See "Item 1A. Risk Factors—Maintenance of our exclusion from registration as an investment company under the Investment Company Act imposes significant limitations on our operations."
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
Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets, and the economy, including inflation, energy costs, unemployment, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage markets in the U.S. and Europe have experienced a variety of difficulties and challenging economic conditions in the past, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, and mortgage-related investment vehicles incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. These factors have impacted, and may in the future impact, investor perception of the risks associated with residential mortgage loans, RMBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values for residential mortgage loans, RMBS, other real estate-related securities and various other asset classes in which we may invest have experienced, and may in the future experience, significant volatility. Any deterioration of the mortgage market and investor perception of the risks associated with residential mortgage loans, RMBS, other real estate-related securities, and various other assets that we acquire could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

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
In September 2019, the U.S. Treasury and the U.S. Department of Housing and Urban Development, or "HUD," announced plans for housing finance reform, which included the goals of ending the conservatorship of the GSEs and reducing the market share of the GSEs vis-à-vis private capital. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the GSEs or a material reduction in the roles of the GSEs in the U.S. mortgage market, and it is not possible at this time to predict the scope and nature of the actions that the U.S. Government will ultimately take with respect to these GSEs.
Fannie Mae, Freddie Mac, and Ginnie Mae could each be dissolved, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac, or Ginnie Mae were eliminated, or their structures were to change radically, or if the U.S. Government significantly reduced its support for any or all of them, we may be unable or significantly limited in our ability to acquire Agency RMBS, which would drastically reduce the amount and type of Agency RMBS available for purchase which, in turn, could materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act and our ability to qualify and maintain our qualification as a REIT. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs and could have broad adverse market implications for the Agency RMBS they currently guarantee. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the value of our Agency RMBS. In addition, any market uncertainty that arises from such proposed changes could have a similar impact on us and our Agency RMBS.
In addition, we rely on our Agency RMBS as collateral for our financings under the repos that we enter into. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency RMBS on acceptable terms or at all, or to maintain compliance with the terms of any financing transactions.
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
Loan modification and refinance programs may adversely affect the performance of Agency and non-Agency RMBS and residential mortgage loans. In the case of non-Agency RMBS, a significant number of loan modifications with respect to a given security, including those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security. Similarly, principal forgiveness and/or coupon reduction could negatively impact the performance of any residential mortgage loans we own. In addition, it is also likely that loan modifications would result in increased prepayments on some RMBS. See "—Prepayment rates can change, adversely affecting the performance of our assets," below.
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
Non-Agency RMBS are subject to many of the risks of the respective underlying mortgage loans. A residential mortgage loan is typically secured by single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, unemployment, acts of God, pandemics such as novel coronavirus (COVID-19), terrorism, social unrest, and civil disturbances, may impair borrowers' abilities to repay their mortgage loans. In periods following home price declines, "strategic defaults" (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. In addition, the Tax Cuts and Jobs Act, or "TCJA," reduced the mortgage interest deduction limit, eliminated the deduction for interest with respect to home equity indebtedness, with certain exceptions, and limited the state and local income and property tax deduction. These changes could reduce home affordability and adversely impact housing prices in certain regions, which could lead to an increase in defaults on the mortgage loans underlying many of our investments.
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

Less stringent underwriting guidelines and the resultant potential for delinquencies or defaults on certain mortgage loans could lead to losses on many of the non-Agency RMBS and non-prime RMBS that we hold.
Many of the non-Agency RMBS in which we invest are collateralized by Alt-A and subprime mortgage loans, which are mortgage loans that were originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans (mortgage loans that generally conform to Fannie Mae or Freddie Mac underwriting guidelines). In addition, we opportunistically acquire "non-prime RMBS," which are RMBS issued in the United Kingdom and other European countries that are backed by residential mortgage loans that were typically originated using less stringent underwriting guidelines. These underwriting guidelines were more permissive as to borrower credit history or credit score, borrower debt-to-income ratio, loan-to-value ratio, and/or as to documentation (such as whether and to what extent borrower income was required to be disclosed or verified). In addition, even when specific underwriting guidelines were represented by loan originators as having been used in connection with the origination of mortgage loans, these guidelines were in many cases not followed as a result of aggressive lending practices, fraud (including borrower or appraisal fraud), or other factors. Mortgage loans that were underwritten pursuant to less stringent or looser underwriting guidelines, or that were poorly underwritten to their stated guidelines, have experienced, and should be expected to experience in the future, substantially higher rates of delinquencies, defaults, and foreclosures than those experienced by mortgage loans that were underwritten in a manner more consistent with Fannie Mae or Freddie Mac guidelines. Thus, because of the higher delinquency rates and losses associated with Alt-A, subprime mortgage loans and non-prime mortgage loans, the performance of RMBS backed by Alt-A, subprime mortgage loans, and non-prime mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
While in many cases our Manager's determination of the fair value of our assets is based on valuations provided by third-party dealers and pricing services, our Manager can and does value assets based upon its judgment and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets are often difficult to obtain or are unreliable. In general, dealers and pricing services heavily disclaim their valuations. Additionally, dealers and pricing services may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Higher valuations of our assets have the effect of increasing the amount of base management fees and incentive fees we pay to our Manager. Therefore, conflicts of interest exist because our Manager is involved in the determination of the fair value of our assets.
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
We depend on a variety of services provided by third-party service providers related to our non-Agency RMBS, European assets, securitizations, and whole mortgage loans and loan pools. We rely on the mortgage servicers who service the mortgage loans backing our non-Agency RMBS, our European assets, our securitizations, as well as the mortgage loans and loan pools that we own directly, to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. These mortgage servicers and other service providers to our non-Agency RMBS, European assets, and securitizations, such as trustees, bond insurance providers, due diligence vendors, and custodians, may not perform in a manner that promotes our interests. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications, may reduce the value of mortgage loans backing our non-Agency RMBS or whole mortgage loans that we acquire. Mortgage servicers may be incentivized by U.S. federal, state, or local governments to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, legislation has been adopted that delays the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limits the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative actions, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers, including mortgage servicers, do not perform as expected, our business, financial condition and results of operations, and ability to pay dividends to our stockholders may be materially adversely affected.
We rely on mortgage servicers for our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans that we own directly. Such loss mitigation efforts may be unsuccessful or not cost effective.
Both default frequency and default severity of mortgage loans are highly dependent on the quality of the mortgage servicer. We depend on the loss mitigation efforts of mortgage servicers and in some cases "special servicers," which are mortgage servicers who specialize in servicing non-performing loans. If mortgage servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers are far less likely to make those payments. In addition, for the whole mortgage loans that we own directly, we may engage in our own loss mitigation efforts over and beyond the efforts of the mortgage servicers, including more hands-on mortgage servicer oversight and management, borrower refinancing solicitations, as well as other efforts. Our and our mortgage servicers' loss mitigation efforts may be unsuccessful in limiting delinquencies, defaults, and losses, or may not be cost effective, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. Furthermore, our ability to accomplish such loss mitigation may be limited by the tax rules governing REITs.
We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.
One of the biggest risks overhanging the residential mortgage loan, non-Agency RMBS, and non-prime RMBS markets has been uncertainty around the timing and ability of servicers to foreclose on defaulted loans, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to RMBS holders. Given the magnitude of the housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures, mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse, and securitization processes, mortgage servicers are generally having much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of a servicer's control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in RMBS and residential whole loans.
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
Sellers of the mortgage loans that we acquire, or that underlie the non-Agency RMBS or non-prime RMBS in which we invest, may be unable to repurchase defective mortgage loans, which could have a material adverse effect on the value of our loans, or the loans held by the trust that issued the RMBS, and could cause shortfalls in the payments due on the RMBS or losses on the mortgage loans.
Sellers of mortgage loans that we acquire or that are sold to the trusts that issued the non-Agency RMBS or non-prime RMBS in which we invest made various representations and warranties related to the mortgage loans sold by them to us or the trusts that issued the RMBS. If a seller fails to cure a material breach of its representations and warranties with respect to any mortgage loan in a timely manner, then we, or the trustee or the servicer of the loans, may have the right to require that the seller repurchase the defective mortgage loan (or in some cases substitute a performing mortgage loan). It is possible, however, that for financial or other reasons, the seller either may not be capable of repurchasing defective mortgage loans, or may dispute the validity of or otherwise resist its obligation to repurchase defective mortgage loans. The inability or unwillingness of a seller to repurchase defective mortgage loans from us or from a non-Agency RMBS trust or non-prime RMBS trust in which we invest would likely cause higher rates of delinquencies, defaults, and losses for the mortgage loans we hold, or the mortgage loans backing such non-Agency RMBS or non-prime RMBS, and ultimately greater losses for our investment in such assets.
Our assets include subordinated and lower-rated securities that generally have greater risk of loss than senior and higher-rated securities.
Certain securities that we acquire are deemed by rating agencies to have substantial vulnerability to default in payment of interest and/or principal. Other securities we acquire have the lowest quality ratings or are unrated. Many securities that we acquire are subordinated in cash flow priority to other more "senior" securities of the same securitization. The exposure to defaults on the underlying mortgages is severely magnified in subordinated securities. Certain subordinated securities ("first loss securities") absorb all losses from default before any other class of securities is at risk. Such securities therefore are considered to be highly speculative investments. Also, the risk of declining real estate values, in particular, is amplified in subordinated RMBS and CMBS, as are the risks associated with possible changes in the market's perception of the entity issuing or guaranteeing them, or by changes in government regulations and tax policies. Accordingly, the subordinated and lower-rated (or unrated) securities in which we invest may experience significant price and performance volatility relative to more senior or higher-rated securities, and they are subject to greater risk of loss than more senior or higher-rated securities which, if realized, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
We also may purchase securities or loans that have a lower interest rate than the then-prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the security or loan. We accrete this discount as income over the expected term of the security or loan based on our prepayment assumptions. If a security or loan is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of our investment portfolio and result in a lower than expected yield on securities and loans purchased at a discount to par.
Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Since many RMBS, especially fixed rate RMBS, will be discount securities when interest rates are high, and will be premium securities when interest rates are low, these RMBS may be adversely affected by changes in prepayments in any interest rate environment. Prepayment rates are also affected by factors not directly tied to interest rates, and these factors are difficult to predict. Prepayments can also occur when borrowers sell their properties or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the underlying property and/or from the proceeds of a mortgage insurance policy or other guarantee. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from the Agency RMBS pools that they have issued when the cost of guaranteed payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the non-performing loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans. Prepayment rates can also be affected by actions of the GSEs and their cost of capital, general economic conditions, and the relative interest rates on fixed and adjustable rate loans. Additionally, changes in the GSEs' decisions as to when to repurchase delinquent loans can materially impact prepayment rates on Agency RMBS.
The adverse effects of prepayments may impact us in various ways. First, particular investments may experience outright losses, as in the case of interest only securities, or "IOs," and inverse interest only securities, or "IIOs," in an environment of faster actual or anticipated prepayments. Second, particular investments may underperform relative to any hedges that our Manager may have constructed for these assets, resulting in a loss to us. In particular, prepayments (at par) may limit the potential upside of many RMBS to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss. Furthermore, to the extent that faster prepayment rates are due to lower interest rates, the principal payments received from prepayments will tend to be reinvested in lower-yielding assets, which may reduce our income in the long run. Therefore, if actual prepayment rates differ from anticipated prepayment rates our business, financial condition and results of operations, and ability to pay dividends to our stockholders could be materially adversely affected.
Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets.
Our fixed rate investments, especially most fixed rate mortgage loans, fixed rate MBS, and most MBS backed by fixed rate mortgage loans, decline in value when long-term interest rates increase. Even in the case of Agency RMBS, the guarantees provided by GSEs do not protect us from declines in market value caused by changes in interest rates. In the case of RMBS backed by adjustable rate mortgages, or "ARMs," increases in interest rates can lead to increases in delinquencies and defaults as borrowers become less able to make their mortgage payments following interest payment resets. Additionally, an increase in short-term interest rates would increase the amount of interest owed on our repo borrowings. See "—Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets" below.
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
Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency and foreclosure, and risk of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things:

•	tenant mix;

•	declines in tenant income and/or changes to tenant businesses;

•	property management decisions;

•	property location, condition, and design;

•	new construction of competitive properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in national, regional, or local economic conditions and/or specific industry segments, including the credit and securitization markets;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates, and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation, and the related costs of compliance; and

•	acts of God, pandemics such as novel coronavirus (COVID-19), terrorist attacks, social unrest, and civil disturbances.
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
We own assets secured by real estate, we own real estate directly, and may acquire additional real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate assets are subject to various risks, including:

•	declines in the value of real estate;

•	acts of God, including pandemics, earthquakes, floods, wildfires, hurricanes, mudslides, volcanic eruptions and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and zoning ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold;

•	potential liabilities for other legal actions related to property ownership including tort claims; and

•	the potential for uninsured or under-insured property losses.
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
We use leverage to finance our investment activities and to enhance our financial returns. Most of our leverage is in the form of short-term repos for our Agency and credit portfolio assets. Other forms of leverage include our term secured bank facilities, our securitizations, our Senior Notes, and may in the future include credit facilities, including term loans and revolving credit facilities.

Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. For example, by entering into repos with advance rates, or haircut levels, of 5%, we could theoretically leverage capital allocated to Agency RMBS by an asset-to-equity ratio of as much as 20 to 1. A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized.
Although we may from time to time enter into certain contracts with third parties that may limit our leverage, such as certain financing arrangements with lenders, our governing documents do not specifically limit the amount of leverage that we may use. Leverage can enhance our potential returns but can also exacerbate losses. Even if an asset increases in value, if the asset fails to earn a return that equals or exceeds our cost of borrowing, the leverage will diminish our returns.
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
We depend upon the availability of adequate capital and financing sources to fund our operations. Our lenders are primarily large global financial institutions, with exposures both to global financial markets and to more localized conditions. In addition to borrowing from large banks, we borrow from smaller non-bank financial institutions as well. Whether because of a global or local financial crisis or other circumstances, such as if one or more of our lenders experiences severe financial difficulties, they or other lenders could become unwilling or unable to provide us with financing, could increase the costs of that financing, or could become insolvent, as was the case with Lehman Brothers in 2008. Moreover, we are currently party to short-term borrowings (in the form of repos) and there can be no assurance that we will be able to replace these borrowings, or "roll" them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms, or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, the financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash dividends to our stockholders, and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
A failure to comply with restrictive covenants in our financing arrangements would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt.
We are subject to various restrictive covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. For example, the indenture governing our Senior Notes contains covenants that, subject to a number of exceptions and adjustments, among other things: limit our ability to incur additional indebtedness; require us to maintain a minimum Net Asset Value (as defined in the indenture governing the Senior Notes); require us to maintain a ratio of Consolidated Unencumbered Assets (as defined in indenture governing the Senior Notes) to the aggregate principal amount of the outstanding Senior Notes at or above a specified threshold, and impose certain conditions on our merger or consolidation with another person. In addition, the interest rate on our Senior Notes is subject to upward adjustment based on certain changes, if any, in the ratings of the Senior Notes. Furthermore, several of our repo agreements contain financial covenants of a similar nature, including requiring us to maintain a minimum level of liquidity.
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
In order to generate additional cash for funding new investments, we have securitized, and may in the future seek to securitize, certain of our assets, especially our loan assets. Some securitizations are treated as financing transactions for U.S. GAAP, while others are treated as sales. In a typical securitization, we convey assets to a special purpose vehicle, the issuer, which then issues one or more classes of notes secured by the assets pursuant to the terms of an indenture. To the extent that we retain the most subordinated economic interests in the issuer, we would continue to be exposed to losses on the assets for as long as those retained interests remained outstanding and therefore able to absorb such losses. Furthermore, our retained interests in a securitization could be less liquid than the underlying assets themselves, and may be subject to U.S. Risk Retention Rules (See "—We, Ellington, or its affiliates may be subject to adverse legislative or regulatory changes," below) and similar European rules. Moreover, even though we might accumulate assets with a view towards possible securitization, we cannot be assured that we will be able to access the securitization market, or be able to do so under favorable terms. The inability to securitize certain segments of our portfolio, especially certain of our loan assets, could hurt our performance and our ability to grow our business.
In addition, in anticipation of a securitization transaction, we (either alone or in conjunction with other investors, including other Ellington affiliates) may provide capital to a vehicle accumulating assets for the securitization. If the securitization is not ultimately completed, or if the assets do not perform as expected during the accumulation period, we could lose all or a portion of the capital that we provided to the vehicle. Furthermore, because we may enter into these types of transactions along with other investors, including other Ellington affiliates, there may be conflicts between us, on the one hand, and the other investors, including other Ellington affiliates, on the other hand. These accumulation vehicles typically enter into warehouse financing facilities to facilitate their accumulation of assets, and so such vehicles carry with them the additional risks associated with financial leverage and covenant compliance.
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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. During 2019, the U.S. Federal Reserve, or the "Federal Reserve," decreased the target range for the federal funds rate three separate times, but at its most recent meeting in December 2019, chose to keep the target range unchanged. Prior to 2019, the Federal Reserve had been increasing the target range for the federal funds rate, from December 2015 through December 2018, and further interest rate increases may occur in the near future.
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
Changes in banks' inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR and other indices which are deemed "benchmarks" are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective, whereas others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere conducted criminal and civil investigations into whether the banks that contributed information to the British Bankers' Association ("BBA") in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. LIBOR is calculated by reference to a market for interbank lending that continues to shrink, as it is based on increasingly fewer actual transactions. This increases the subjectivity of the LIBOR calculation process and increases the risk of manipulation.
Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), or the "IBA," may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority, the "FCA," announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA's intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the IBA and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we cannot make assurances that LIBOR will survive in its current form, or at all.
It is possible that, over time, the Secured Overnight Financing Rate ("SOFR") published by the Federal Reserve Bank of New York will replace U.S. Dollar LIBOR as the principal reference rate for U.S. Dollar-denominated floating rate instruments, such as standard fixed-to-floating interest rate swaps. However, the manner and timing of this shift is currently unknown. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR.  Market participants are still considering how various types of financial instruments and securitization vehicles should be modified following a discontinuation of LIBOR. It is possible that not all of our assets and liabilities (including our derivatives) will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities (including our derivatives) will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching an existing financial instrument from referencing LIBOR to referencing SOFR would generally require the application of a spread between the two indices. Industry organizations are attempting to structure the spread calculations for various financial instruments in a manner that would minimize the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the resulting spreads would be fair and accurate or that all asset types and all types of securitization vehicles will use the same spreads. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities (including derivatives) than LIBOR-based assets and liabilities (including derivatives), increasing the difficulty of investing, hedging, and risk management. The process of transition also involves operational risks. It is also possible that no transition will occur for many financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process. At this time, it is not possible to predict the effect of any such changes that may be implemented, including any establishment of alternative reference rates. Uncertainty as to the nature or timing of any such potential changes may affect the market for, or value of, any securities, loans, derivatives, and other financial instruments that are based directly or indirectly on LIBOR, and as a result may adversely affect our overall financial condition and results of operations.

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
Most of our repo agreements and our derivative contracts allow, to varying degrees, our lenders and derivative counterparties (including clearinghouses) to determine an updated market value of our collateral and derivative contracts to reflect current market conditions. If the market value of our collateral or our derivative contracts with a particular lender or derivative counterparty declines in value, we generally will be required by the lender or derivative counterparty to provide additional collateral or repay a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition, and may impair our ability to pay dividends to our stockholders. We receive margin calls from our lenders and derivative counterparties from time to time in the ordinary course of business similar to other entities in the mortgage finance and other specialty finance businesses. In the event that we default on our obligation to satisfy these margin calls, our lenders or derivative counterparties can accelerate our indebtedness, terminate our derivative contracts (potentially on unfavorable terms requiring additional payments, including additional fees and costs), increase our borrowing rates, liquidate our collateral, and terminate our ability to borrow. In certain cases, a default on one reverse repo agreement or derivative contract (whether caused by a failure to satisfy margin calls or another event of default) can trigger "cross defaults" on other such agreements. A significant increase in margin calls could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders, and could increase our risk of insolvency.
To the extent that we might be compelled to liquidate qualifying real estate assets to repay debts, our compliance with the REIT asset tests, income tests, and distribution requirements, could be negatively affected, which could jeopardize our qualification as a REIT. Losing our REIT qualification would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income and decrease profitability and cash available to pay dividends to our shareholders.
Hedging against credit events, interest rate changes, foreign currency fluctuations, and other risks may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Subject to qualifying and maintaining our qualification as a REIT and maintaining our exclusion from registration as an investment company under the Investment Company Act, we opportunistically pursue various hedging strategies to seek to reduce our exposure to losses from adverse credit events, interest rate changes, foreign currency fluctuations, and other risks. Hedging against a decline in the values of our portfolio positions does not prevent losses if the values of such positions decline, nor does it eliminate the possibility of fluctuations in the value of our portfolio. Hedging transactions generally will limit the opportunity for gain should the values of our other portfolio positions increase. Further, certain hedging transactions could result in significant losses. Qualification as a REIT may require that we undertake certain hedging activities in a TRS. Our domestic TRSs are subject to U.S. federal, state, and local income tax. Moreover, at any point in time we may choose not to hedge all or a portion of our risks, and we generally will not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge. Even if we do choose to hedge certain risks, for a variety of reasons we generally will not seek to establish a perfect correlation between our hedging instruments and the risks being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Our hedging activity will vary in scope based on the composition of our portfolio, our market views, and changing market conditions, including the level and volatility of interest rates. When we do choose to hedge, hedging may fail to protect or could materially adversely affect us because, among other things:

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

•
our hedging instruments are generally structured as derivative contracts and, as a result, are subject to additional risks such as those described above under "—Our lenders and derivative counterparties may require us to post additional collateral, which may force us to liquidate assets, and if we fail to post sufficient collateral our debts may be accelerated and/or our derivative contracts terminated on unfavorable terms" and below under "—Our use of derivatives may expose us to counterparty risk."

For these and other reasons, our hedging activity may materially adversely affect our business, financial condition and results of operations, our ability to pay dividends to our stockholders, and our ability to qualify as a REIT.
Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on regulated exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses.
Hedging instruments and other derivatives, including certain types of credit default swaps, involve risk because they may not, in many cases, be traded on exchanges and may not be guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments there may be less stringent requirements with respect to record keeping and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Our Manager is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Furthermore, our Manager has only a limited internal credit function to evaluate the creditworthiness of its counterparties, mainly relying on its experience with such counterparties and their general reputation as participants in these markets. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default under the agreement governing the hedging arrangement. Default by a party with whom we enter into a hedging transaction, may result in losses and may force us to re-initiate similar hedges with other counterparties at the then-prevailing market levels. Generally we will seek to reserve the right to terminate our hedging transactions upon a counterparty's insolvency, but absent an actual insolvency, we may not be able to terminate a hedging transaction without the consent of the hedging counterparty, and we may not be able to assign or otherwise dispose of a hedging transaction to another counterparty without the consent of both the original hedging counterparty and the potential assignee. If we terminate a hedging transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and therefore we may be required to maintain any hedging position until exercise or expiration, which could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
In addition, some portion of our hedges are cleared through a central counterparty clearinghouse, or "CCP," which we access through a futures commission merchant, or "FCM." If an FCM that holds our cleared derivatives account were to become insolvent, the CCP will make an effort to move our futures positions to an alternate FCM, though it is possible that such transfer would fail, which would result in a total cancellation of our positions in the account; in such a case, if we wished to reinstate such hedging positions, we would have to re-initiate such positions with an alternate FCM. In the event of the insolvency of an FCM that holds our cleared over-the-counter derivatives, the rules of the CCP require that its direct members submit bids to take over the portfolio of the FCM, and would further require the CCP to move our existing positions and related margin to an alternate FCM. If this were to occur, we believe that our risk of loss would be limited to the excess equity in the account at the insolvent FCM due to the "legally segregated, operationally commingled" treatment of client assets under the rules governing FCMs in respect of cleared over-the-counter derivatives. In addition, in the case of both futures and cleared over-the-counter derivatives, there could be knock-on effects of our FCM's insolvency, such as the failure of co-customers of the FCM or other FCMs of the same CCP.  In such cases, there could be a shortfall in the funds available to the CCP due to such additional insolvencies and/or exhaustion of the CCP's guaranty fund that could lead to total loss of our positions in the FCM account.  Finally, we face a risk of loss (including total cancellation) of positions in the account in the event of fraud by our FCM or other FCMs of the CCP, where ordinary course remedies would not apply.

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
Our rights under our repos are subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders.
In the event of our insolvency or bankruptcy, certain repos may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on and/or liquidate the collateral pledged under such agreements without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repo, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a reverse repo or to be compensated for any damages resulting from the lenders' insolvency may be further limited by those statutes. These claims would be subject to significant delay and costs to us and, if and when received, may be substantially less than the damages we actually incur.
Certain actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Since the 2008 financial crisis, the Federal Reserve has announced and completed several rounds of quantitative easing, which are programs designed to expand the Federal Reserve's holdings of long-term securities by purchasing U.S. Treasury securities and/or Agency RMBS, in order to provide stability to the market. As of December 31, 2019, the Federal Reserve was rolling over at auction all principal repayments from U.S. Treasury securities; it was reinvesting all principal payments from Agency RMBS into U.S. Treasury securities, up to $20 billion per month; and it was reinvesting principal payments in excess of $20 billion into Agency RMBS. To help prevent future spikes in overnight repo rates, such as those that occurred in September 2019, the Federal Reserve began buying short-term U.S. Treasury bills in October 2019, and committed to continue purchasing them at least into the second quarter of 2020. The Federal Reserve also conducted overnight and term repo operations to provide liquidity to the repo market and stabilize repo rates, and committed to continue doing so through January 2020 to address any year-end liquidity issues. These actions have put downward pressure on interest rates and have stabilized repo rates, but they could be changed and/or discontinued at any time.
During 2019, the Federal Reserve also decreased the target range for the federal funds rate three separate times. Portions of the yield curve inverted during 2019, and prepayments increased significantly. Among other effects, these interest reductions by the Federal Reserve could continue to increase prepayment rates (resulting from lower long-term interest rates, including mortgage rates), continue to impact the shape of the yield curve, and cause a narrowing of our net interest margin.
Should the U.S. economy begin to deteriorate, the Federal Reserve could further modify its asset purchase program or institute other measures designed to reduce interest rates, which could adversely impact our business, including lowering the yields that we are able to generate on our investments.
Prior to 2019, the Federal Reserve had been increasing the target range for the federal funds rate, from December 2015 through December 2018. At its most recent meeting in December 2019, it chose to keep the target range unchanged, and further interest rate increases may occur in the near future. See "—Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets" above. These and other actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We may change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operational, and management policies without notice or stockholder consent, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. In addition, our Board of Directors may authorize us to revoke or otherwise terminate our REIT election without the approval of our stockholders.
We may change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operational, and management policies at any time without notice to or consent from our stockholders. As a result, the types or mix of assets, liabilities, or hedging transactions in our portfolio may be different from, and possibly riskier than, the types or mix of assets, liabilities, and hedging transactions that we have historically held, or that are otherwise described in this report. A change in our strategy may increase our exposure to real estate values, interest rates, and other factors. Our Board of Directors determines our investment guidelines and our operational policies, and may amend or revise our policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization, and dividends or approve transactions that deviate from these policies without a vote of, or notice to, our stockholders. Policy or strategy changes could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Although we will elect to be treated as a REIT upon the filing of our tax return for the taxable year ended December 31, 2019, our Board of Directors may authorize us to revoke or otherwise terminate our REIT election, without the approval of our stockholders, at any time. These changes could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our stockholders.
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
We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings.
At any time, industry-wide or company-specific regulatory inquiries or proceedings can be initiated and we cannot predict when or if any such regulatory inquiries or proceedings will be initiated that involve us or Ellington or its affiliates, including our Manager. We believe that the heightened scrutiny of the financial services industry increases the risk of inquiries and requests from regulatory or enforcement agencies. For example, as discussed under the caption Item 3. Legal Proceedings, over the years, Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state, and foreign regulators.
We can give no assurances that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims. If any such events were to occur, we, or our Manager's ability to perform its obligations to us under the management agreement between us and our Manager, or Ellington's ability to perform its obligations to our Manager under the services agreement between Ellington and our Manager, could be materially adversely impacted, which could in turn have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We operate in a highly competitive market.
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including other mortgage REITs, financial companies, public and private funds, commercial and investment banks, and residential and commercial finance companies. We may also compete with (i) the Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes and (ii) companies that partner with and/or receive financing from the U.S. Government or consumer bank deposits. Many of our competitors are substantially larger and have considerably more favorable access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as funding from the U.S. Government. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire, or pay higher prices than we can. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from our qualification as a REIT and in some cases to avoid adverse tax consequences to our stockholders, (ii) restraints imposed on us by our attempt to comply with certain exclusions from the definition of an "investment company" or other exemptions under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We are highly dependent on Ellington's information systems and those of third-party service providers and system failures could significantly disrupt our business, which may, in turn, materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Our business is highly dependent on Ellington's communications and information systems and those of third-party service providers. Any failure or interruption of Ellington's or certain third-party service providers' systems or cyber-attacks or security breaches of their networks or systems could cause delays or other problems in our securities trading activities, could allow unauthorized access for purposes of misappropriating assets, stealing proprietary and confidential information, corrupting data or causing operational disruption, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Computer malware, ransomware, viruses, and computer hacking and phishing attacks have become more prevalent in the financial services industry and may occur on Ellington's or certain third party service providers' systems in the future. We rely heavily on Ellington's financial, accounting and other data processing systems. Although Ellington has not detected a breach to date, financial services institutions have reported breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that Ellington or certain third-party service providers have experienced an undetected breach, and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no assurance that we, Ellington, or certain of the third parties that facilitate our and Ellington's business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of Ellington's networks or systems (or the networks or systems of certain third parties that facilitate our and Ellington's business activities) or any failure to maintain performance, reliability and security of Ellington's or certain third-party service providers' technical infrastructure, but such computer malware, ransomware, viruses, and computer hacking and phishing attacks may negatively affect our operations.
Because we are highly dependent on information systems when sharing information with third party service providers, systems failures, breaches or cyber-attacks could significantly disrupt our business, which could have a material adverse effect on our results of operations and cash flows.
When we acquire certain investments, including residential mortgage loans and consumer loans, we may come into possession of non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may share this information with third party service providers, including those interested in acquiring such loans from us or financing such loans, or with other third parties, as required or permitted by law. We may be liable for losses suffered by individuals whose personal information is stolen as a result of a breach of the security of the systems on which Ellington, or third-party service providers of ours store this information, or as a result of other mismanagement of such information, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals or other parties and providing credit monitoring services, as well as to regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and lost business, revenues, and profits.
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
We are exposed to the performance of consumer loans both through the consumer loans that we own directly, and through those consumer loans to which we are exposed indirectly through our ownership of consumer-loan-backed ABS. The ability of borrowers to repay consumer loans may be adversely affected by numerous borrower-specific factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God, pandemics such as novel coronavirus (COVID-19), or terrorism, may also affect the financial stability of borrowers and impair their ability or willingness to repay their loans. Whenever any of our consumer loans defaults, we are at risk of loss to the extent of any deficiency between the liquidation value of the collateral, if any, securing the loan, and the principal and accrued interest of the loan. Many of our consumer loans are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential real estate loans. Pursuing any remaining deficiency following a default is often difficult or impractical, especially when the borrower has a low credit score, making further substantial collection efforts unwarranted. In addition, repossessing personal property securing a consumer loan can present additional challenges, including locating and taking physical possession of the collateral. We rely on servicers who service these consumer loans, to, among other things, collect principal and interest payments on the loans and perform loss mitigation services, and these servicers may not perform in a manner that promotes our interests. Since we purchase some of our consumer loans and our consumer-loan-backed ABS at a premium to the remaining unpaid principal balance, we may incur a loss when such loans are voluntarily prepaid. There can be no guarantee that we will not suffer unexpected losses on our investments as a result of the factors set out above, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Increased regulatory attention and potential regulatory action on certain areas within the consumer credit or reverse mortgage businesses could have a negative impact on our reputation, or cause losses on our investments in consumer loans or our equity investment in loan originators.
Certain consumer advocacy groups, media reports, and federal and state legislators have asserted that laws and regulations should be tightened to severely limit, if not eliminate, the availability of certain loan products. The consumer advocacy groups and media reports generally focus on higher cost consumer loans, which are typically made to less creditworthy borrowers, and which bear interest rates that are higher than the interest rates typically charged by lending institutions to more creditworthy consumers. These consumer advocacy groups and media reports have characterized these consumer loans as predatory or abusive. In addition, reverse mortgage loans have faced similar issues in terms of media reports and potential legislative hurdles. If the negative characterization of these types of loans becomes increasingly accepted by consumers, legislators or regulators, our reputation, as a purchaser of such loans and as an equity investor in a both a consumer loan originator and a reverse mortgage originator, could be negatively impacted. Furthermore, if legislators or regulators take action against originators of consumer loans or reverse mortgages or provide for payment relief for borrowers, we could incur additional losses on the consumer loans that we have purchased and/or with respect to the equity investments that we have made in a consumer loan originator and a reverse mortgage originator.
Our investments in distressed debt and equity have significant risk of loss, and our efforts to protect these investments may involve large costs and may not be successful.
Our investments in distressed debt and equity have significant risk of loss, and our efforts to protect these investments may involve large costs and may not be successful. We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt or equity in which we invest will eventually be satisfied (e.g., in the case of distressed debt, through liquidation of the obligor's assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made. Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. If we participate in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.
The pools of loans underlying Ellington-sponsored CLO securitizations ("Ellington-Sponsored CLOs") have historically had lower ratings than the loan portfolios in typical CLOs focusing on below investment grade loans, and could therefore be considered "stressed" or "distressed." As such, the credit rating agencies would anticipate a higher rate of defaults in the Ellington-Sponsored CLO loan portfolios as compared to other CLOs. Additionally, Ellington-Sponsored CLOs may be less diversified than other CLOs, which could increase the adverse impact of one or more loan defaults on Ellington-Sponsored CLOs. It is anticipated that future Ellington-Sponsored CLOs will have similarly lower-rated loan portfolios and may not be diversified as other CLOs. As a result, the risks associated with our investments in Ellington-Sponsored CLOs may be even more significant than investments in other CLOs because of the loan portfolio composition of Ellington-Sponsored CLOs.
We may hold the debt securities, loans or equity of companies that are more likely to enter into bankruptcy proceedings or have other risks.
We may hold the debt securities, loans or equity of companies that are more likely to experience bankruptcy or similar financial distress, such as companies that are thinly capitalized, employ a high degree of financial leverage, are in highly competitive or risky businesses, are in a start-up phase, or are experiencing losses. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by a company whose debt or equity we have purchased may adversely and permanently affect such company. If the proceeding results in liquidation, the liquidation value of the company may have deteriorated significantly from what we believed to be the case at the time of our initial investment. The duration of a bankruptcy proceeding is also difficult to predict, and a return on investment to a creditor or equity investor can be adversely affected by delays until a plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor's estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial, eroding the value of any recovery by holders of other securities of the bankrupt entity.
A bankruptcy court may also re-characterize our debt investment as equity, and subordinate all or a portion of our claim to that of other creditors. This could occur even if our investment had initially been structured as senior debt, and we could lose all or a significant part of our investment.
We have made and may in the future make loans secured by, or invest in structures tied to, individual, or portfolios of, legal claims, or "litigation finance loans." There is no assurance our Manager will be able to predict several aspects of the cases underlying our investments, including to which courts and judges the cases are assigned, the development of evidence during discovery and its presentation at trial, the composition and decisions of juries, timing of the judicial process, likelihood of settlements and collectibility of judgments.
In addition, we will not have the ability to control decisions made by the claimholder, defendant, or the law firm, nor can we share details of the underlying cases with our stockholders. We rely on, among other things, the advice and opinion of outside counsel and other experts in assessing potential claims and on the skills and efforts of independent law firms to litigate cases. There is no guarantee that the ultimate outcome of any case will be in line with a law firm's or expert's initial assessment of the validity and merit of a legal claim.
Various laws restrict the ability to assign certain legal claims or to participate in a lawyer's contingent fee interest in a claim. While we intend to analyze all relevant restrictions prior to investment, there is a risk that failure to comply with a federal, state or local law, rule or regulation could subject us to liability and jeopardize the enforceability of our investment.
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
We have invested and may in the future invest in credit risk transfer securities, or "CRTs." CRTs are designed to transfer a portion of the mortgage credit risk of a pool of insured or guaranteed mortgage loans from the insurer or guarantor of such loans to CRT investors. In a CRT transaction, interest and/or principal of the CRT is written off following certain credit events, such as delinquencies, defaults, and/or realized losses, on the underlying mortgage pool. To date, the vast majority of CRTs consist of risk sharing transactions issued by the GSEs, namely Fannie Mae's Connecticut Avenue Securities program, or "CAS," and Freddie Mac's Structured Agency Credit Risk program, or "STACR." These securities have historically been structured as unsecured debt of the related GSE, but where the principal payments and principal write-offs are determined by the prepayments, delinquencies, and/or realized losses on a reference pool of mortgage loans guaranteed by such GSE. However, in 2018, Fannie Mae's CAS program began structuring some of its offerings as real estate mortgage investment conduit, or "REMIC," securities, and Freddie Mac followed suit in 2019. It is anticipated that in the future Fannie Mae and Freddie Mac may issue CRTs with a variety of other structures.
Risks Related to our Relationship with our Manager and Ellington
We cannot assure you that our Manager's past experience will be sufficient to successfully manage our business as a REIT.
Our Manager has limited experience operating REITs. The REIT provisions of the Code are complex, and any failure to comply with those provisions in a timely manner could prevent us from qualifying and maintaining our qualification as a REIT or force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss.
We are dependent on our Manager and certain key personnel of Ellington that are provided to us through our Manager and may not find a suitable replacement if our Manager terminates the management agreement or such key personnel are no longer available to us.
We do not have any employees of our own. Our officers are employees of Ellington or one or more of its affiliates. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. We also depend on our Manager's access to the professionals of Ellington as well as information and deal flow generated by Ellington. The employees of Ellington identify, evaluate, negotiate, structure, close, and monitor our portfolio. The departure of any of the senior officers of our Manager, or of a significant number of investment professionals of Ellington or the inability of such personnel to perform their duties due to acts of God, including pandemics such as novel coronavirus (COVID-19), could have a material adverse effect on our ability to achieve our objectives. We can offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager's senior management. We are subject to the risk that our Manager will terminate the management agreement or that we may deem it necessary to terminate the management agreement or prevent certain individuals from performing services for us and that no suitable replacement will be found to manage us.
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
Many of our targeted assets are also targeted assets of other Ellington accounts, and Ellington has no duty to allocate such opportunities in a manner that preferentially favors us. Ellington makes available to us all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities.
Since many of our targeted assets are typically available only in specified quantities and are also targeted assets for other Ellington accounts, Ellington often is not able to buy as much of any asset or group of assets as would be required to satisfy the needs of all of Ellington's accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. As part of these policies, accounts that are in a "start-up" or "ramp-up" phase may get allocations above their proportion of available capital, which could work to our disadvantage, particularly because there are no limitations surrounding Ellington's ability to create new accounts. In addition, the policies permit departure from proportional allocations under certain circumstances, for example when such allocation would result in an inefficiently small amount of the security or assets being purchased for an account, which may also result in our not participating in certain allocations.
There are conflicts of interest in our relationships with our Manager and Ellington, which could result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with Ellington and our Manager. Currently, all of our executive officers, and one of our directors, are employees of Ellington or one or more of its affiliates. As a result, our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, Ellington or our Manager. For example, Mr. Penn, our President and Chief Executive Officer and one of our directors, also serves as the President and Chief Executive Officer of, and as a member of the Board of Trustees of, Ellington Residential Mortgage REIT, and as Vice Chairman and Chief Operating Officer of Ellington. Mr. Vranos, our Co-Chief Investment Officer, also serves as the Co-Chief Investment Officer of, and as a member of the Board of Trustees of, Ellington Residential Mortgage REIT, and as Chairman of Ellington. Mr. Tecotzky, our Co-Chief Investment Officer, also serves as the Co-Chief Investment Officer of Ellington Residential Mortgage REIT, and as a Managing Director of Ellington. Mr. Herlihy, our Chief Financial Officer, also serves as the Chief Operating Officer of Ellington Residential Mortgage REIT, and as a Director of Ellington. Mr. Smernoff, our Chief Accounting Officer, also serves as the Chief Financial Officer of Ellington Residential Mortgage REIT.
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
In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our Manager. While such decisions are subject to the approval of our Board of Directors, one of our directors is also an Ellington employee. Because our Manager earns base management fees that are based on the total amount of our equity capital, and earns incentive fees that are based in part on the total net income that we are able to generate, our Manager may have an incentive to recommend that we issue additional debt or equity securities. See "—Future offerings of debt securities, which would rank senior to our common and preferred stock upon our liquidation, and future offerings of equity securities, which could dilute our existing stockholders and, in the case of preferred equity, may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock."
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
As of December 31, 2019, the Manager Group owned approximately 9.3% of our outstanding common shares and other equity interests convertible into our common shares. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition, or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks, or decrease the returns, of your investment.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on December 31, 2020, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of our outstanding common stock, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Directors that the fees payable to our Manager are not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of the fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of the average annual base management fee and the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
If our Manager ceases to be our Manager, including upon non-renewal of our management agreement, or if one or more of our Manager's key personnel ceases to provide services to us, it could constitute an event of default or early termination event under many of our repo or derivative transaction agreements, upon which our counterparties would have the right to terminate their agreements with us. If our Manager ceases to be our Manager for any reason, including upon the non-renewal of our management agreement and we are unable to obtain or renew financing or enter into or maintain derivative transactions, our business, financial condition and results of operations, and our ability to pay dividends to our stockholders may be materially adversely affected.
Our Manager's failure to identify and acquire assets that meet our asset criteria or perform its responsibilities under the management agreement could materially adversely affect our business, financial condition and results of operations, our ability to qualify and maintain our qualification as a REIT, and our ability to pay dividends to our stockholders.
Our ability to achieve our objectives depends on our Manager's ability to identify and acquire assets that meet our asset criteria. Accomplishing our objectives is largely a function of our Manager's structuring of our investment process, our access to financing on acceptable terms, and general market conditions. Our stockholders do not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in our common or preferred stock. The senior management team of our Manager has substantial responsibilities under the management agreement. In order to implement certain strategies, our Manager may need to hire, train, supervise, and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations, our ability to qualify and maintain our qualification as a REIT, and our ability to pay dividends to our stockholders.
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
Furthermore, in the event our Manager or another affiliate of Ellington ceases to act as our manager, or in the event Ellington terminates the license, we will be required to change our name and trademark. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated, and otherwise harm our business. Finally, the license is a domestic license in the United States only and does not give us any right to use the "Ellington" brand, trademark, and logo overseas even though we are using the brand, trademark, and logo overseas. Our use of the "Ellington" brand, trademark, and logo overseas will therefore be unlicensed and could expose us to a claim of infringement.
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

•	increases in market interest rates that lead purchasers of our common stock to demand a higher yield;

•	repurchases and issuances by us of our common stock;

•	passage of legislation, changes in applicable law, court rulings, enforcement actions, or regulatory developments that adversely affect us or our industry;

•	changes in government policies or changes in timing of implementation of government policies, including with respect to Fannie Mae, Freddie Mac, and Ginnie Mae;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by stockholders;

•	speculation in the press or investment community;

•	adverse changes in global, national, regional and local economic and market conditions, including those relating to pandemics, such as the recent outbreak of novel coronavirus (COVID-19);

•	our inclusion in, or exclusion from, various stock indices;

•	our operating performance and the performance of other similar companies; and

•	changes in accounting principles.
Future offerings of debt securities, which would rank senior to our common and preferred stock upon our liquidation, and future offerings of equity securities, which could dilute our existing stockholders and, in the case of preferred equity, may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible securities, and additional classes of preferred stock. If we decide to issue additional senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under an indenture, rights to restrict dividend payments, and rights to require approval to sell assets. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our then-outstanding securities and could dilute our existing stockholders. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Upon liquidation, holders of our debt securities and preferred stock, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings, including offerings of our common or preferred stock or other securities convertible into our common stock, may dilute the holdings of our existing stockholders or reduce the market price of our existing equity securities, or both. We cannot predict the effect, if any, of future sales of our common or preferred stock or other securities convertible into our common stock, or the availability of such securities for future sales, on the market price of our common stock. Sales of substantial amounts of our common or preferred stock or other securities convertible into our common stock, or the perception that such sales could occur, may adversely affect the prevailing market price for our common stock. Our preferred stock has a preference on liquidating distributions and a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our securities bear the risk of our future offerings reducing the market price of our securities and, in the case of holders of our equity securities, diluting their holdings.
Our stockholders may not receive dividends or dividends may not grow over time.
We have not established a minimum distribution payment level and our ability to pay dividends on our common and preferred stock may be adversely affected by a number of factors, including the risk factors described herein. All dividends will be declared at the discretion of our Board of Directors and will depend on our earnings, our financial condition, REIT distribution requirements, and other factors as our Board of Directors may deem relevant from time to time. Our Board of Directors is under no obligation or requirement to declare a dividend distribution. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends or to increase dividends from one year to the next. Among the factors that could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders are:

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
One of the factors that investors may consider in deciding whether to buy or sell our common stock is our dividend rate (or expected future dividend rates) as a percentage of our common stock price, relative to prevailing market interest rates. Similarly, investors in our preferred equity securities or our debt securities may consider the dividend rate or yield on such securities relative to prevailing market interest rates. If market interest rates increase, prospective investors in our equity or debt securities may demand a higher dividend rate or yield on our securities or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions can affect the market price of our securities independent of the effects such conditions may have on our portfolio. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common stock could decrease because potential investors may require a higher dividend yield on our common stock as market rates on interest-bearing instruments such as bonds rise. In addition, to the extent we have variable rate debt, such as our repo financings, rising interest rates would result in increased interest expense on this variable rate debt, thereby potentially adversely affecting our cash flow and our ability to service our indebtedness and pay dividends to our stockholders.
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
In addition, our certificate of incorporation provides that we may indemnify, to the fullest extent permitted by law, each person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding (other than an action by or in our right), by reason of the fact that the person is or was a director, officer, employee, or agent of ours, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the person in connection with such action, suit or proceeding, if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person's conduct was unlawful. Our certificate of incorporation also provides that we may indemnify, to the fullest extent permitted by law, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in our right to procure a judgment in our favor by reason of the fact that the person is or was a director, officer, employee, or agent of ours, against expenses (including attorneys'

fees) actually and reasonably incurred by the person in connection with the defense or settlement of such action or suit if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests, except that no indemnification may be made in respect of any claim, issue or matter as to which such person had been adjudged to be liable to us unless and only to the extent that the Court of Chancery of the State of Delaware or the court in which such action or suit was brought determines that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses. We have entered into indemnification agreements with our directors and officers implementing these indemnification provisions that obligate us to indemnify them to the maximum extent permitted by Delaware law. Such indemnification includes defense costs and expenses incurred by such officers and directors.
Our management agreement with our Manager requires us to indemnify our Manager and its affiliates against any and all claims and demands arising out of claims by third parties caused by acts or omissions of our Manager and its affiliates not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of our Manager's duties under the management agreement.
In light of the liability limitations contained in our certificate of incorporation and our management agreement with our Manager, as well as our indemnification arrangements with our directors and officers and our Manager, our and our stockholders' rights to take action against our directors, officers, and Manager are limited, which could limit your recourse in the event actions are taken that are not in your best interests.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors or officers.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of fiduciary duty owed by any current or former director, officer or stockholder of ours to us or our stockholders; any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; or any action asserting a claim against us governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors or officers, which may discourage lawsuits against us and our directors or officers. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
Certain provisions of Delaware law may inhibit potential acquisition bids that stockholders may consider favorable, and the market price of our common stock may be lower as a result.
We are a Delaware corporation, and Section 203 of the Delaware General Corporation Law applies to us. In general, Section 203 prevents an "interested stockholder" (as defined below) from engaging in a "business combination" (as defined in the statute) with us for three years following the date that person becomes an interested stockholder unless one or more of the following occurs:

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

The statute defines "interested stockholder" as any person that is the owner of 15% or more of our outstanding voting stock or is an affiliate or associate of us and was the owner of 15% or more of our outstanding voting stock at any time within the three-year period immediately before the date of determination.
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
We have conducted and intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Both we and our Operating Partnership are organized as holding companies and conduct our business primarily through wholly-owned subsidiaries of our Operating Partnership. Our Operating Partnership's investments in its 3(c)(7) subsidiaries and its other investment securities cannot exceed 40% of the value of our Operating Partnership's total assets (excluding U.S. government securities and cash) on an unconsolidated basis. In addition, the Holding Subsidiary's investment in its 3(c)(7) subsidiaries and its other investment securities cannot exceed 40% of the value of our Holding Subsidiary's total assets (excluding U.S. government securities and cash) on an unconsolidated basis. These requirements limit the types of businesses in which we may engage and the assets we may hold. Our 3(c)(5)(C) subsidiaries rely on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) of the Investment Company Act is designed for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of the entity's assets on an unconsolidated basis consist of qualifying real estate assets and at least 80% of the entity's assets on an unconsolidated basis consist of qualifying real estate assets or real estate-related assets. Both the 40% Test and the requirements of the Section 3(c)(5)(C) limit the types of businesses in which we may engage and the types of assets we may hold, as well as the timing of sales and purchases of those assets.
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
Failure to procure adequate funding and capital would adversely affect our results and may, in turn, negatively affect the value of our common shares and our ability to pay dividends to our stockholders.
We depend upon the availability of adequate funding and capital for our operations. To qualify and maintain our status as a REIT, we are required to distribute to our shareholders at least 90% of our REIT taxable income annually, determined excluding any net capital gains and without regard to the deduction for dividends paid. As a result, we are not able to retain much or any of our earnings for new investments. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding and capital on acceptable terms, there may be a negative impact on the value of our shares of common stock and our ability to pay dividends to our stockholders, and you may lose part or all of your investment.
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
We will elect to be treated as a REIT for U.S. federal income tax purposes upon the filing of our tax return for the taxable year ended December 31, 2019. While we believe that we operated and intend to continue to operate in a manner that will enable us to meet the requirements for taxation as a REIT commencing on January 1, 2019, we cannot assure you that we will qualify and remain qualified as a REIT.
The U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets, our income and our earnings and profits, or "E&P" (calculated pursuant to Sections 316 and 857(d) of the Code and the regulations thereunder), the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Our ability to satisfy the asset tests depends upon the characterization and fair market values of our assets, some of which are not precisely determinable, and for which we may not obtain independent appraisals. Our compliance with the REIT income and asset tests and the accuracy of our tax reporting to stockholders also depend upon our ability to successfully manage the calculation and composition of our gross and net taxable income, our E&P and our assets on an ongoing basis. Even a technical or inadvertent mistake could jeopardize our REIT status. Although we operated and intend to operate so as to qualify as a REIT, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of the investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.
We also own an entity that has elected to be taxed as a REIT under the U.S. federal income tax laws, or a "Subsidiary REIT." Our Subsidiary REIT is subject to the same REIT qualification requirements that are applicable to us. If our Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the Subsidiary REIT has qualified as a REIT under the Code, we have joined the Subsidiary REIT in filing a "protective" TRS election under Section 856(l) of the Code for each taxable year in which we have owned an interest in the Subsidiary REIT. We cannot assure you that such "protective" TRS election would be effective to avoid adverse consequences to us. Moreover, even if the "protective" election were to be effective, the Subsidiary REIT would be subject to regular corporate income tax, and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs. See "Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax," below.
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
To qualify as a REIT, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our shares of beneficial interest. In order to meet these tests, we may be required to forego investments we might otherwise make and reduce or eliminate investments we made prior to the effective date of our qualification as a REIT. The tests applicable to REITs are different from the tests applicable to us in prior years when we were a partnership. Thus, we may choose not to make certain types of investments that we made in prior years or pursue certain strategies that we pursued in prior years, which could include certain hedges that would otherwise reduce certain investment risks, or we could make such investments or pursue such strategies in a TRS. Any domestic TRS will be subject to regular U.S. federal, state and local corporate income tax, which may reduce the cash available to be distributed to our stockholders as compared with prior years.
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
In particular, we must ensure that at the end of each calendar quarter, we satisfy the REIT 75% asset test, which requires that at least 75% of the value of our total assets consist of cash, cash items, government securities and qualified REIT real estate assets, including RMBS. The remainder of our investments in securities (other than government securities and qualified REIT real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, TRS securities and qualified REIT real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. Generally, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and becoming subject to U.S. federal income tax and any applicable state and local taxes on all of our income.
In addition, we must also ensure that each taxable year we satisfy the REIT 75% and 95% gross income tests, which require that, in general, 75% of our gross income come from certain real estate-related sources and 95% of our gross income consist of gross income that qualifies for the 75% gross income test or certain other passive income sources. As a result of the requirement that we satisfy both the REIT 75% asset test and the REIT 75% and 95% gross income tests, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such investments to a TRS, in which event they would be subject to regular corporate U.S. federal, state and local taxes assuming that the TRS is organized in the United States. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
Our taxable income may substantially exceed our net income as determined based on GAAP, because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. Our Operating Partnership and certain of its subsidiaries have made an election under Section 475(f) of the Code to mark their securities to market, which may cause us to recognize taxable gains for a taxable year with respect to such securities without the receipt of any cash corresponding to such gains. Losses in our TRSs will not reduce our taxable income, and will generally not provide any tax benefit to us, except for being carried forward against future TRS taxable income in the case of a domestic TRS. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, or we may modify assets in a way that produces taxable income prior to or in excess of economic income. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. To the extent that we generate such non-cash taxable income in a taxable year, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year. In that event, we may be required to use cash reserves, incur debt, sell assets, make taxable distributions of our shares or debt securities or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.
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
We purchase and sell Agency RMBS through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the REIT 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property or other qualifying income for purposes of the REIT 75% gross income test, we treat the GAAP value of our TBAs under which we contract to purchase to-be-announced Agency RMBS ( "long TBAs") as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our long TBAs as qualifying income for purposes of the REIT 75% gross income test, based on an opinion of Hunton Andrews Kurth LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a long TBA should be treated as ownership of real estate assets, and (ii) for purposes of the REIT 75% gross income test, any gain recognized by us in connection with the settlement of our long TBAs should be treated as gain from the sale or disposition of an interest in mortgages on real property. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of counsel is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of counsel, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code substantially limit our ability to hedge. Under these provisions, any income that we generate from transactions intended to hedge our interest rate or foreign currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of foreign currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that are not properly identified or hedge different risks will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. To the extent that we enter into hedging transactions that do not meet these requirements or other types of hedging transactions, our aggregate gross income from such non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques, and we expect to implement certain hedges through a TRS. Any hedging income earned by a domestic TRS would be subject to U.S. federal, state and local income t ax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate changes or other changes than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future TRS taxable income in the case of a domestic TRS. Even if the income from certain of our hedging transactions is excluded from gross income for purposes of the REIT 75% and 95% gross income tests, such income and any loss will be taken into account in determining our REIT taxable income and our distribution requirement.  If the IRS disagrees with our calculation of the amount or timing of recognition of gain or loss with respect to our hedging transactions, including the impact of our elections under Section 475(f) of the Code and the treatment of hedging expense and losses under Section 163(j) of the Code and Treasury Regulation Section 1.446-4, our distribution requirement could increase, which could require that we correct any shortfall in distributions by paying deficiency dividends to our stockholders in a later year.
Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income for purposes of the REIT 75% or 95% gross income tests if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. Many of the investments that we made and activities we undertook prior to our REIT election have been contributed to or will be made in one of our TRSs; thus, we hold a significant portion of our assets through, and derive a significant portion of our taxable income and gains in, TRSs. While we intend to manage our affairs so as to satisfy the requirement that no more than 20% of the value of our total assets consists of stock or securities of our TRSs, as well as the requirement that taxable income from our TRSs plus other non-qualifying gross income not exceed 25% of our total gross income, there can be no assurance that we will be able to do so in all market circumstances. Even if we are able to do so, compliance with these rules may reduce our flexibility in operating our business. In addition, the two rules may conflict with each other in that our ability to reduce the value of our TRSs below 20% of our assets by causing a TRS to distribute a dividend to us may be limited by our need to comply with the REIT 75% gross income test, which requires that, in general, 75% of our gross income come from certain real estate-related sources (and TRS dividends are not qualifying income for such test). There can be no assurance that we will be able to comply with either or both of these tests in all market conditions. Our inability to comply with both of these tests could have a material adverse effect on our business, financial condition, liquidity, results of operations, qualification as a REIT and ability to make distributions to our stockholders.
The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. Our domestic TRSs will pay U.S. federal, state and local income tax on their taxable income at regular corporate tax rates, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. In certain circumstances, the ability to deduct interest expense by any TRS that we may form could be limited. In addition, losses in our domestic TRSs generally will not provide any tax benefit prior to liquidation, except for being carried forward against future TRS taxable income.
We generally structure our foreign TRSs with the intent that their income and operations will not be subject to U.S. federal, state and local income tax. If the IRS successfully challenged that tax treatment, it would reduce the amount that those foreign TRSs would have available to distribute to us. E&P in our foreign TRSs are taxable to us, and are not qualifying income for the purposes of the REIT 75% gross income tests, regardless of whether such earnings are distributed to us. In addition, losses in our foreign TRSs generally will not provide any tax benefit prior to liquidation.
We intend to monitor the value of and the income from our respective investments in our domestic and foreign TRSs for the purpose of ensuring compliance with TRS ownership limitations and the REIT 75% gross income test. In addition, we will review all of our transactions with our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation, the REIT 75% gross income test or avoid application of the 100% excise tax discussed above.
Our ownership limitation may restrict change of control or business combination opportunities in which our shareholders might receive a premium for their common shares.
In order for us to qualify as a REIT, no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to help us qualify as a REIT, among other purposes, our certificate of incorporation provides that no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8%, in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock.
The ownership limitation and other restrictions could have the effect of discouraging a takeover or other transaction in which holders of our common shares might receive a premium for their common shares over the then-prevailing market price or which holders might believe to be otherwise in their best interests.
Dividends payable by REITs do not qualify for the reduced tax rates available for "qualified dividend income."
The maximum U.S. federal income tax rate applicable to "qualified dividend income" paid to U.S. taxpayers taxed at individual rates is currently 20%. Common and preferred dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. For taxable years beginning prior to January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including "qualified REIT dividends" (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduction in the corporate tax rate under the TCJA could cause investors who are taxed at individual rates and regulated investment companies to perceive investments in the stocks of REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the stock of REITs, including our common stock.
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
Liquidation of our assets may jeopardize our REIT qualification or may be subject to a 100% tax.
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
A REIT's net income from prohibited transactions is subject to a 100% tax with no offset for losses. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we dispose of or securitize mortgage loans or MBS in a manner that was treated as dealer activity for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales or securitization structures, even though the transactions might otherwise be beneficial to us. Alternatively, in order to avoid the prohibited transactions tax, we may choose to implement certain transactions through a TRS.
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
Our Operating Partnership has made a mark-to-market election under Section 475(f) of the Code. If the IRS challenges our application of that election, it may jeopardize our REIT qualification.
Our Operating Partnership and certain other subsidiaries have made elections under Section 475(f) of the Code to mark their securities to market. There are limited authorities under Section 475(f) of the Code as to what constitutes a trader for U.S. federal income tax purposes. Under other sections of the Code, the status of a trader in securities depends on all of the facts and circumstances, including the nature of the income derived from the taxpayer's activities, the frequency, extent and regularity of the taxpayer's securities transactions, and the taxpayer's investment intent. There can be no assurance that these subsidiaries will continue to qualify as a trader in securities eligible to make the mark-to-market election. We have not received, nor are we seeking, an opinion from counsel or a ruling from the IRS regarding our or our subsidiaries' qualification as a trader. If the qualification for, or our application of, the mark-to-market election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective) changes in the amount or timing of gross we recognize. Furthermore, the law is unclear as to the treatment of mark-to-market gains and losses under the various REIT tax rules, including, among others, the prohibited transaction and qualified liability hedging rules. While there is limited analogous authority, we treat any mark-to-market gains as qualifying income for purposes of the 75% gross income test to the extent that the gain is recognized with respect to a qualifying real estate asset, based on an opinion of Hunton Andrews Kurth LLP substantially to the effect that any such gains recognized with respect to assets that would produce qualifying income for purposes of the 75% and/or 95% gross income test, as applicable, if they were actually sold should be treated as qualifying income to the same extent for purposes of the 75% and/or 95% gross income test, as applicable, and any such gains should not be subject to the prohibited transaction tax. If the IRS were to successfully treat our mark-to-market gains as subject to the prohibited transaction tax or to successfully challenge the treatment or timing of recognition of our mark-to-market gains or losses with respect to our qualified liability hedges, we could owe material federal income or penalty tax or, in some circumstances, even fail to qualify as a REIT. Finally, mark-to-market gains and losses could cause volatility in the amount of our taxable income, which, in turn, could cause us to distribute more dividends to our stockholders than would otherwise be desirable from a business perspective.
The interest apportionment rules may affect our ability to comply with the REIT asset and gross income tests.
Most of the distressed mortgage loans that we have acquired were acquired by us at a discount from their outstanding principal amount, because our pricing was generally based on the value of the underlying real estate that secures those mortgage loans. Treasury Regulation Section 1.856-5(c) (the "interest apportionment regulation") provides that if a mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest "principal amount" of the loan during the year. If a mortgage is secured by both real property and personal property and the value of the personal property does not exceed 15% of the aggregate value of the property securing the mortgage, the mortgage is treated as secured solely by real property for this purpose. Revenue Procedure 2014-51 interprets the "principal amount" of the loan to be the face amount of the loan, despite the Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.
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
Nevertheless, if the IRS were to assert successfully that such mortgage loans were secured by property other than real estate, that the interest apportionment regulation applied for purposes of our REIT testing, and that the position taken in Revenue Procedure 2014-51 should be applied to our portfolio, then depending upon the value of the real property securing our loans and their face amount, and the sources of our gross income generally, we might not be able to meet the REIT 75% gross income test, and possibly the asset tests applicable to REITs. If we did not meet these tests, we could potentially either lose our REIT status or be required to pay a tax penalty to the IRS. With respect to the REIT 75% asset test, Revenue Procedure 2014-51 provides a safe harbor under which the IRS will not challenge a REIT's treatment of a loan as being a real estate asset in an amount equal to the lesser of (1) the greater of (a) the current value of the real property securing the loan or (b) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan or (2) the fair market value of the loan on the date of the relevant quarterly REIT asset testing date. This safe harbor, if it applied to us, would help us comply with the REIT asset tests following the acquisition of distressed debt if the value of the real property securing the loan were to subsequently decline. If we did not meet one or more of the REIT asset tests, then we could potentially either lose our REIT status or be required to pay a tax penalty to the IRS.
Our investments in residential transition loans, or "RTLs," will require us to make estimates about the fair value of land improvements that may be challenged by the IRS.
We invest in RTLs, which generally are short term loans secured by a mortgage on a residential property where the proceeds of the loan will be used, in part, to renovate the property. The interest from RTLs will be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the RTL is equal to or greater than the highest outstanding principal amount of the loan during any taxable year. Under the REIT provisions, where improvements will be constructed with the proceeds of the loan, the loan value of the real property is the fair value of the land and existing real property improvements plus the reasonably estimated cost of the improvements or developments (other than personal property) that will secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.
The failure of a mezzanine loan or similar debt to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may invest in mezzanine loans or similar debt. The IRS has provided a safe harbor for mezzanine loans but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying income for purposes of the REIT 75% gross income test. We may acquire mezzanine loans or similar debt that meet most but do not meet all of the requirements of this safe harbor, and we may treat such loans as real estate assets for purposes of the REIT asset and income tests. In the event that we own a mezzanine loan or similar debt that does not meet the safe harbor, the IRS could challenge such loan's treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
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
If we failed in a prior year to satisfy the "qualifying income exception" under the rules for publicly traded partnerships, our income for such years could be subject to an entity-level tax, and the value of our shares could be adversely affected.
We believe, for our taxable years prior to January 1, 2019, we were organized and had operated so that we qualified to be treated as a partnership for U.S. federal income tax purposes based on the "qualifying income exception" within the meaning of Section 7704(d) of the Code. If we failed to satisfy the "qualifying income exception" for any of our prior taxable years, we would be treated as a corporation for such years for U.S. federal income tax purposes. In that event, we would be required to pay U.S. federal, state and local income tax at regular corporate rates for all of the affected years, together with interest and penalties, which would likely result in a material expense for us.
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
Item 3. Legal Proceedings
Neither we nor Ellington nor its affiliates (including our Manager) are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we and Ellington and its affiliates operate in highly regulated markets that currently are under regulatory scrutiny, and over the years, Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators.
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Part I, Item 1A. Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" of this Annual Report on Form 10-K for the year ended December 31, 2019.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed on the NYSE under the symbol "EFC" since October 8, 2010.
Holders of Our Common Stock
Based upon a review of a securities position listing as of March 6, 2020, we had an aggregate of 132 holders of record and holders of our common stock who are nominees for an undetermined number of beneficial owners.
Unregistered Sales of Equity Securities
Pursuant to our 2017 Plan, on December 13, 2019, we granted 22,885 OP LTIP Units to certain of our partially dedicated employees. The OP LTIP Units are subject to forfeiture restrictions that will lapse with respect to 12,818 of the OP LTIP Units on December 13, 2020 and 10,067 of the OP LTIP Units on December 13, 2021. Once vested, the OP LTIP Units may be converted at the election of the holder, or at any time at our election, into OP Units on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of our common stock or, at our election, for the cash value of such shares of our common stock. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
Item 6. Selected Financial Data
We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 301 (c) of Regulation S-K, we are not required to provide the information required by this Item.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We invest in a diverse array of real-estate-related and other financial assets, including residential and commercial mortgage loans, residential mortgage-backed securities, or "RMBS," commercial mortgage-backed securities, or "CMBS," consumer loans and asset-backed securities, or "ABS," including ABS backed by consumer loans, collateralized loan obligations, or "CLOs," non-mortgage- and mortgage-related derivatives, equity investments in loan origination companies, and other strategic investments. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 25-year history of investing in the credit markets.

We conduct all of our operations and business activities through the Operating Partnership. As of December 31, 2019, we have an ownership interest of approximately 98.4% in the Operating Partnership. The remaining ownership interest of approximately 1.6% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest.
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
As detailed in Note 2 of the notes to our consolidated financial statements, effective January 1, 2019, as a result of our prospective change in accounting, the naming conventions for repurchase agreements and reverse repurchase agreements were changed. Assets sold under agreements to be repurchased at an agreed-upon price and date, which were formerly referred to as "reverse repurchase agreements," are now referred to as "repurchase agreements," or "repos." Assets purchased under agreements to resell at an agreed-upon price and date, which were formerly referred to as "repurchase agreements," are now referred to as "reverse repurchase agreements," or "reverse repos." For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations, we will use the naming conventions that took effect on January 1, 2019 in connection with our change in accounting.
Additionally, due to the prospective application of a change in accounting as required under ASC 946-10-25-2, we have determined that the presentation of our consolidated financial statements for periods beginning after December 31, 2018 are not comparable to the consolidated financial statements previously prepared for prior periods for which we applied ASC 946, Financial Services—Investment Companies ("ASC 946"). As a result, we have not provided comparisons or discussion of period-over-period fluctuations of certain components of our financial condition and results of operations that we believe are not directly comparable.
Through December 31, 2019, our credit portfolio, which includes all of our investments other than RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through December 31, 2019, we financed the vast majority of our Agency RMBS assets, and a portion of our credit assets, through repos, which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of repos. In addition to financing assets through repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. We have also obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans. Additionally, we have issued unsecured long-term debt.
As of December 31, 2019, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet) were $3.2 billion, of which approximately 58%, or $1.9 billion, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our credit portfolio.
As of December 31, 2019, we also had $86.0 million outstanding of unsecured long-term debt, maturing in September of 2022, or the "Senior Notes." The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. The indenture governing the Senior Notes contains a number of covenants, including several financial covenants. The Senior Notes were issued in connection with an exchange of our previously issued unsecured long-term debt (the "Old Senior Notes") on February 13, 2019 (the "Note Exchange"), in connection with our intended election to be taxed as a REIT. At the time of the Note Exchange, the Senior Notes were rated A by Egan-Jones Rating Company1. See Note 11 of the notes to our consolidated financial statements as of December 31, 2019 for further detail on the Senior Notes and the Note Exchange.
As of December 31, 2019, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $18.48. Our debt-to-equity ratio was 3.8:1 as of December 31, 2019. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales. Our recourse debt-to-equity ratio was 2.6:1 as of December 31, 2019.
During the year ended December 31, 2019 we repurchased 50,825 shares of our common stock at an average price per share of $15.39 and a total cost of $0.8 million. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases.
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
On October 22, 2019, we issued 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock"), of which 600,000 shares were issued pursuant to the exercise of the underwriters' over-allotment option. The issuance and sale of the 4,600,000 shares of Series A Preferred Stock resulted in total net proceeds to us of approximately $111.0 million, after underwriters' discount and offering costs. At the time of issuance, the Series A Preferred Stock was rated BBB+ by Egan-Jones Rating Company1.
On November 21, 2019, we completed a follow-on offering of 4,200,000 shares of our common stock, which generated net proceeds, after underwriters' discount and offering costs, of $75.3 million. On December 3, 2019, we issued an additional 630,000 shares of our common stock in connection with the exercise of the underwriters' option granted in the initial offering. The exercise of the underwriters' option resulted in net proceeds to us of an additional $11.2 million, after underwriters' discount and offering costs.
On January 24, 2020, we completed a follow-on offering of 5,290,000 shares of our common stock, of which 690,000 shares were issued pursuant to the exercise of the underwriters' option. The issuance and sale of 5,290,000 common shares generated net proceeds, after underwriters' discount and offering costs, of $95.3 million.
We will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code," upon the filing of our tax return for the taxable year ended December 31, 2019. Provided that we maintain our qualification as a REIT, we generally will not be subject to U.S. federal, state, and local income tax on our REIT taxable income that is currently distributed to our stockholders. Any taxes paid by a domestic taxable REIT subsidiary, or "TRS," will reduce the cash available for distribution to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains.
1A rating is not a recommendation to buy, sell or hold securities. Ratings may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

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
Our Targeted Asset Classes
Our targeted asset classes currently include investments in the U.S. and Europe (as applicable) in the categories listed below. Subject to qualifying and maintaining our qualification as a REIT, we expect to continue to invest in these targeted asset classes. Also, we expect to hold certain of our targeted assets through one or more TRSs. As a result, a portion of the income from such assets will be subject to U.S. federal corporate income tax.

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
TBAs and Other Mortgage-Related Derivatives
In addition to investing in specific pools of Agency RMBS, subject to our satisfying the requirements for qualification as a REIT, we utilize TBA transactions, whereby we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are liquid and have quoted market prices and represent the most actively traded class of mortgage-backed securities, or "MBS." TBA trading is based on the assumption that mortgage pools that are eligible to be delivered at TBA settlement are fungible and thus the specific mortgage pools to be delivered do not need to be explicitly identified at the time a trade is initiated.
We generally engage in TBA transactions for purposes of managing certain risks associated with our investment strategies. Other than with respect to TBA transactions entered into by our TRSs, most of our TBA transactions are treated for tax purposes as hedging transactions used to hedge indebtedness incurred to acquire or carry real estate assets, or "qualifying liability hedges." The principal risks that we use TBAs to mitigate are interest rate and yield spread risks. For example, we may hedge the interest rate and/or yield spread risk inherent in our long Agency RMBS by taking short positions in TBAs that are similar in character. Alternatively, we may opportunistically engage in TBA transactions because we find them attractive in their own right, from a relative value perspective or otherwise. For accounting purposes, in accordance with generally accepted accounting principles in the United States of America, or "U.S. GAAP," we classify TBA transactions as derivatives.
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
Residential Mortgage Loans
Our residential mortgage loans include newly originated non-QM loans, residential transition loans, as well as legacy residential NPLs and RPLs. A non-QM loan is not necessarily high-risk, or subprime, but is instead a loan that does not conform to the complex Qualified Mortgage, or "QM," rules of the Consumer Financial Protection Bureau. For example, many non-QM loans are made to creditworthy borrowers who cannot provide traditional documentation for income, such as borrowers who are self-employed. There is also demand from certain creditworthy borrowers for loans above the QM 43% debt-to-income ratio limit that still meet all ability-to-repay standards. We hold an equity investment in a non-QM originator, and to date we have purchased the vast majority of our non-QM loans from this originator, although we could potentially purchase a greater share of non-QM loans from other sources in the future.
The residential transition loans that we originate or purchase include: (i) "fix and flip" loans, which are made to real estate investors for the purpose of acquiring residential homes, making value-add improvements to such homes, and reselling the newly rehabilitated homes for a potential profit, and (ii) loans made to real estate investors for a "business purpose," such as purchasing a rental investment property, financing or refinancing a fully rehabilitated home awaiting sale, or securing short-term financing pending qualification for longer-term lower-rate financing. Our residential transition loans are always secured by non-owner occupied properties, and are typically structured as fixed-rate, interest-only loans with terms to maturity between 6 and 24 months. Our underwriting guidelines focus on both the "as is" and "as repaired" property values, borrower experience as a real estate investor, and asset verification.
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
Other Investment Assets
Our other investment assets include real estate, including residential and commercial real property, strategic debt and/or equity investments in loan originators, corporate debt and equity securities, corporate loans, which can include litigation finance loans, CRTs, and other non-mortgage-related derivatives. We do not typically purchase real property directly; rather, our real estate ownership usually results from foreclosure activity with respect to our acquired residential and commercial loans. We have made investments in loan originators and other related entities in the form of debt and/or equity and, to date, our investments have represented non-controlling interests. We have also entered into flow agreements with certain of the loan originators in which we have invested. We have not yet acquired mortgage servicing rights directly, but we may do so in the future.
Hedging Instruments
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
Foreign Currency Hedging
To the extent that we hold instruments denominated in currencies other than U.S. dollars, we may enter into transactions to offset the potential adverse effects of changes in currency exchange rates, subject to qualifying and maintaining our qualification as a REIT. In particular, we may use currency forward contracts and other currency-related derivatives to mitigate this risk.
Trends and Recent Market Developments
Market Overview

•
After raising the target range for the federal funds rate four times in 2018, the U.S. Federal Reserve, or "Federal Reserve," elected to maintain the range of 2.25%–2.50% during the first half of 2019, before lowering the range by 25 basis points at each of its July, September, and October meetings, to the current range of 1.50%–1.75%. These were the first reductions since 2008 and were in response to uncertainties around global growth and trade negotiations. At its final meeting of the year, in December 2019, the Federal Reserve elected to leave the target range unchanged.

•
In March 2019, the Federal Reserve announced that over the following six months it would gradually end the tapering of its U.S. Treasury security reinvestments. According to the plan, beginning in May, the monthly tapering of U.S. Treasury security reinvestments would decrease to $15 billion, from $30 billion, and the tapering would end altogether at the end of September. Additionally, the tapering of Agency RMBS would continue at $20 billion per month, but beginning in October, monthly paydowns from Agency RMBS up to the $20 billion monthly cap would be reinvested in U.S. Treasury securities. Then, in July, the Federal Reserve announced that it would end the tapering of its U.S. Treasury security reinvestments on August 1, 2019, two months earlier than previously planned. It also announced that it would reinvest principal payments from Agency RMBS into U.S. Treasury securities, up to $20 billion per month, and that it would reinvest principal payments in excess of $20 billion into Agency RMBS. The Federal Reserve confirmed this plan at its December meeting.

•
During the week of September 16, 2019, interest rates on overnight repo spiked to unusually high levels. In response, the Federal Reserve conducted overnight and term repo operations to provide liquidity to the repo market, and repo rates normalized as a result. To help prevent future spikes in overnight repo rates, the Federal Reserve began buying short-term U.S. Treasury bills in October, and committed to continue purchasing them at least into the second quarter of 2020. The Federal Reserve also committed to continue these repo operations through January 2020 to address any year-end liquidity issues. Repo markets remained relatively stable in the fourth quarter of 2019, allaying fears of year-end volatility.

•
LIBOR rates, which drive many of our financing costs, steadily declined during 2019 before increasing modestly in December. For the year, one-month LIBOR decreased 74 basis points to 1.76% at year end, and three-month LIBOR fell 90 basis points to 1.91%, a 15 basis point positive spread, as compared to a 30 basis point positive spread at the end of 2018. However, at several points during 2019, in anticipation of near-term interest rate cuts by the Federal Reserve, the spread between one- and three-month LIBOR inverted.

•
Over the course of 2019, interest rates declined across the U.S. Treasury yield curve, with the two-year U.S. Treasury yield decreasing 92 basis points to finish the year at 1.57%, and the ten-year U.S. Treasury yield declining 76 basis points to 1.92%. During one week in the third quarter, the spread between the two-year U.S. Treasury yield and ten-year U.S. Treasury yield inverted, which had not happened since June 2007. As of the end of the third quarter, the entire two-month through five-year segment of the U.S. Treasury yield curve was inverted. During the fourth quarter, the yield curve normalized, and the spread between the two-year and ten-year U.S. Treasury yields was 35 basis points at year end, its steepest level in more than 18 months.

•
Mortgage rates declined sharply during the first eight months of the year, before increasing moderately going into year end. The Freddie Mac survey 30-year mortgage rate declined 106 basis points between December 31, 2018 and September 5, 2019, before increasing 25 basis points to end the year at 3.74%. With falling mortgage rates, Agency RMBS prepayment rates surged, increasing from 6.6% in January to 21.2% in October, before retracing to 17.0% in December.

•
U.S. real GDP increased at an estimated annualized rate of 3.1% in the first quarter, 2.0% in the second quarter, 2.1% in the third quarter, and 2.1% in the fourth quarter. Total unemployment declined throughout the year, falling to 3.5% as of year-end 2019, as compared to 3.9% as of year-end 2018.

•
Each of the Bloomberg Barclays US MBS Index ("BB MBS Index"), Bloomberg Barclays US Corporate Bond Index ("BB IG Index"), and Bloomberg Barclays US Corporate High Yield Bond Index ("BB HY Index") generated positive returns for each quarter of 2019; and for the full year, each generated excess returns (on a duration-adjusted basis) over the Bloomberg Barclays US Treasury Index ("BB UST Index"). During 2019, the BB MBS Index generated a positive return of 6.35% and an excess return of 0.61%; the BB IG Index generated a positive return of 14.5% and an excess return of 6.76%; and the BB HY Index generated a positive return of 14.3% and an excess return of 9.3%.

Changing market sentiment around central bank policies, trade negotiations, global growth prospects, and geopolitical tensions drove market fluctuations during 2019, but over the course of the year most asset classes performed well, as interest rates ratcheted tighter and the yield curve remained flat, and at times, inverted.
During the first quarter of the year, the market weakness of December 2018 reversed course, and most fixed income and equity assets performed well. Dovish messaging from the Federal Reserve soothed the stock and bond markets and sparked a market rally; domestic equity indexes rose, yield spreads on most credit assets and many Agency assets tightened, and market volatility declined. Interest rates were range-bound for the first two months of the year before dropping considerably in March. At March 31, 2019 the yield on the ten-year U.S. Treasury note had declined to 2.41%, down 83 basis points from early November 2018. Meanwhile, the yield curve continued to flatten, with a portion of the curve even inverting for a week in March, again stoking fears of a full yield curve inversion, and whether that might signal a looming recession. The Federal Reserve appeared to end its rate hiking cycle and also announced a slowdown of its balance sheet runoff in March; in Europe, the European Central Bank ("ECB") introduced new stimulus measures in response to slowing growth, including a recession in Italy.
Moving into the second quarter, volatility remained low, and equities and many credit assets continued to perform well in April. Meanwhile, declining interest rates continued to drive increases in actual and projected prepayments, which in turn led to modest widening of Agency RMBS yield spreads and increases in pay-ups on specified pools, trends that would continue through most of 2019. Volatility returned to the markets in May, however, as global trade tensions escalated. By the end of May, the Merrill Lynch Option Volatility Estimate Index, or "MOVE Index," which had just reached an all-time low in March, spiked to its highest level in more than two years. Meanwhile, domestic equities sold off, yield spreads on most fixed income assets widened, and interest rates plummeted. Over the course of the month, the S&P 500 declined 6% while the yield on the ten-year U.S. Treasury fell 38 basis points. Both the BB IG Index and BB HY Index underperformed relative to the BB UST Index, while the BB MBS Index had its worst performance relative to U.S. Treasuries since November 2016. In June, interest rate futures markets implied a near-certain probability of a rate cut in July, which spurred a broad rally across most asset classes. Long-term U.S. Treasury yields continued their precipitous decline, with the ten-year yield dropping below 2% for the first time since November 2016. In Europe, the ECB signaled that it was ready to launch another round of stimulus, and the total amount of negative-yielding sovereign bonds reached $13 trillion globally.
In July, the market was optimistic about U.S./China trade negotiations, and anticipating an interest rate cut by the Federal Reserve, domestic equities hit record highs. On July 31, the Federal Reserve indeed cut short term rates by 25 basis points, and announced an end to its U.S. Treasury security portfolio runoff two months early. Sentiment flipped in August, however, and significant market volatility returned, as messaging from the Federal Reserve shifted hawkish, concerns over global growth intensified, and U.S. trade negotiations with China grew tense following China's devaluation of its currency. During the month, the MOVE Index hit a 3.5-year high, and the VIX volatility index spiked to its highest level since the beginning of the year. Meanwhile, domestic equities fell, interest rates plummeted, various parts of the yield curve inverted, and yield spreads on many fixed income assets fluctuated. Over the course of the month, the S&P 500 declined by 1.8% while the yield on the ten-year U.S. Treasury fell by 52 basis points, finishing the month below the yield on the two-year U.S. Treasury.
The Federal Reserve responded to the increased volatility by pledging more monetary stimulus should the global slowdown damage the U.S. economy, while several central banks around the globe also responded by cutting interest rates. Moving into September, volatility subsided; the VIX and MOVE indexes declined, domestic equities recovered, and U.S. Treasury yields rose. The ECB cut its short-term rate in September, its first cut since 2016, and announced a quantitative easing program. Later in the month, the Federal Reserve cut its short term rate again, though the decision was not unanimous, clouding the outlook for future reductions. Domestic equity indexes posted positive returns for the month, and medium-term and long-term U.S. Treasury yields rose.
Markets remained steady in the fourth quarter. Trade concerns eased with the announcement that the U.S. and China had reached agreement on "Phase One" of a trade deal in principle, and with the signing of the U.S.–Mexico–Canada Agreement.

Meanwhile, accommodative monetary policy continued globally with a third rate cut from the Federal Reserve, the ECB restarting asset purchases, and additional policy support in China. Domestic equity indexes set new record highs and volatility was low as the VIX hit its low point for the year in November, and the ten-year traded in a 41-basis point range for the quarter, as compared to a range of 133 basis points during the year's first three quarters. Interest rates drifted up modestly, slowing prepayments in November and December and supporting agency yield spreads, and the yield curve steepened moderately going into year end.
Over the course of 2019, market optimism over global stimulus, including three interest rate cuts by the Federal Reserve, and progress on trade negotiations seemed to prevail over various macroeconomic concerns including slowing global growth, the Federal Reserve signaling an end to interest rate cuts, geopolitical tensions, and an upcoming U.S. presidential election. Coming off of a weak December in 2018, virtually all investment classes performed well over 2019. Domestic equities had one of the best years of the decade, with the NASDAQ up 35%, the S&P up 29%, and the Dow Jones Industrial Average up 22%. The BB IG Index and BB HY Index each generated returns over 14% and significant excess returns to the BB UST Index. Safer assets rallied as well, with the BB MBS Index generating positive absolute and excess returns to the BB UST Index, despite falling mortgage rates and significant increases in prepayments; gold prices appreciating 18%; and the yield on the ten-year U.S. Treasury note reaching a 3-year low in September, before finishing the year below 2%.
Portfolio Overview and Outlook
During the first half of 2019, in connection with our REIT conversion, we rotated a portion of our capital from non-REIT-qualifying assets to REIT-qualifying assets. As a result of these efforts, the Agency RMBS portfolio grew significantly, while the composition of the overall credit portfolio shifted somewhat, highlighted by net purchases of non-QM loans, residential transition loans, and small balance commercial mortgage loans; and net sales of secondary CLOs and UK non-conforming RMBS. Our total long credit portfolio, including real estate owned, or "REO," but excluding hedges and other derivative positions, increased 4.0% to $1.539 billion as of June 30, 2019, from $1.480 billion as of December 31, 2018. Excluding non-retained tranches of our consolidated non-QM securitization trusts, our total long credit portfolio declined 9.8% to $1.069 billion as of June 30, 2019, from $1.185 billion as of December 31, 2018, mainly due to the completion of our third non-QM securitization in June. Over the same period, our long Agency RMBS portfolio increased 37.3% to $1.339 billion as of June 30, 2019, from $975.4 million as of December 31, 2018.
During the second half of 2019, we closed two follow-on common equity offerings, in July and November, as well as our inaugural preferred equity offering, in October; as we deployed the proceeds from these offerings, the size of both of our credit and Agency portfolios increased significantly. Our total long credit portfolio, including REO but excluding hedges and other derivative positions, increased 31.8% to $2.028 billion as of December 31, 2019, from $1.539 billion as of June 30, 2019. Excluding non-retained tranches of our consolidated non-QM securitization trusts, our total long credit portfolio increased 35.1% to $1.444 billion as of December 31, 2019, from $1.069 billion as of June 30, 2019. Similar to the first half of the year, we continued to grow the non-QM, residential transition, and small balance commercial mortgage loan portfolios, capitalizing on our proprietary loan pipelines. We also opportunistically increased the size of our secondary CLO and CMBS portfolios significantly, as well as adding to our consumer loan holdings. Additionally, we increased our long Agency RMBS portfolio by 44.7% to $1.937 billion as of December 31, 2019, from $1.339 billion as of June 30, 2019. The larger Agency portfolio was a combination of an investment opportunity that we capitalized on when Agency yield spreads widened in August, as well as a result of rotating capital to REIT-qualifying assets.

Credit Summary (1)

	December 31, 2019		As of December 31, 2018
($ in thousands)	Fair Value	% of Total Long Credit Portfolio	Fair Value	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$172,802	8.5%	$123,893	8.4%
CMBS	124,693	6.2%	18,426	1.2%
Commercial Mortgage Loans and REO(3)(4)	320,926	15.8%	245,536	16.6%
Consumer Loans and ABS Backed by Consumer Loans(2)	238,193	11.7%	209,922	14.2%
Corporate Debt and Equity and Corporate Loans	20,987	1.0%	6,179	0.4%
Debt and Equity Investments in Loan Origination Entities	41,393	2.1%	37,067	2.5%
Non-Agency RMBS	113,342	5.6%	153,214	10.4%
Residential Mortgage Loans and REO(3)	933,870	46.1%	498,126	33.7%
Non-Dollar Denominated:
CLOs(2)	5,722	0.3%	—	—%
CMBS	175	—%	15,482	1.0%
Consumer Loans and ABS Backed by Consumer Loans	549	—%	884	0.1%
Corporate Debt and Equity	30	—%	10,810	0.7%
RMBS(5)	55,156	2.7%	160,342	10.8%
Total Long Credit	$2,027,838	100.0%	$1,479,881	100.0%

(1)	This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, or other hedge positions.

(2)	Includes equity investments in securitization-related vehicles.

(3)
As discussed in Note 2 of the notes to consolidated financial statements for the year ended December 31, 2019, as of December 31, 2019, REO is not considered a financial instrument and as a result is included at the lower of cost or fair value. As of December 31, 2018, REO was considered a financial instrument and is included at fair value.

(4)	Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.

(5)	Includes an investment in an unconsolidated entity holding European RMBS.
Steady net interest income from our credit portfolio was the primary driver of our strong results in 2019. We had excellent performance in several of our loan-related strategies, including small-balance commercial mortgage loans, residential transition loans, consumer loans, and the non-QM mortgage business. We also had strong results from CMBS, non-Agency RMBS, and secondary CLOs.
In contrast, for most of 2019 CLO equity underperformed high yield corporate indices, which led to losses in our portfolio. Also, while our UK non-conforming RMBS portfolio generated gains for the year, our Euro-denominated RMBS portfolio generated losses. Additionally, the interest rate hedges in our credit portfolio—which consisted primarily of interest rate swaps—generated net losses as interest rates declined. Our credit hedges, which consisted primarily of derivative positions on high yield corporate credit and CMBX, also generated losses. We had net gains on our foreign currency hedges, which more than offset net losses on our foreign currency-related transactions and remeasurement.

Agency RMBS Summary

	December 31, 2019		December 31, 2018
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$1,758,882	90.8%	$884,870	90.7%
Floating Rate	10,002	0.5%	5,496	0.6%
Reverse Mortgages	132,800	6.9%	55,475	5.7%
IOs	35,279	1.8%	29,516	3.0%
Total Long Agency RMBS	1,936,963	100.0%	975,357	100.0%
Despite fluctuations in interest rates and yield spreads, increasing prepayment rates, and at times an inverted yield curve, our Agency RMBS portfolio had excellent performance in 2019. Pay-ups on our specified pools increased during most of the year, and along with declining interest rates, helped generate net realized and unrealized gains on our portfolio. Pay-ups are price premiums for specified pools relative to their TBA counterparts, and reflect the prepayment protection that specified pools provide. The decline in mortgage rates and associated increase in actual and projected prepayments during the year drove the expansion of pay-ups. Average pay-ups on our specified pools increased to 1.36% as of December 31, 2019, as compared to 0.64% as of December 31, 2018.
During the year we continued to hedge interest rate risk in our Agency strategy, primarily through the use of interest rate swaps, short positions in TBAs, U.S. Treasury securities, and futures. In our interest rate hedging portfolio, the relative proportion, based on 10-year equivalents, of short positions in TBAs increased slightly year over year relative to other hedging instruments. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The decline in interest rates during the year generated net realized and unrealized losses on our interest rate hedges on our Agency portfolio.
As of December 31, 2019 and 2018, the weighted average net pass-through rate on our fixed-rate specified pools was 4.0% and 4.2%, respectively. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was approximately 74% for the year.
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended December 31, 2019, September 30, 2019, June 30, 2019, March 31, 2019, and December 31, 2018.

	Three-Month Period Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Three-Month Constant Prepayment Rates(1)	19.9%	15.7%	12.8%	7.8%	7.5%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2019 and 2018:

		December 31, 2019			December 31, 2018
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50	$125,526	$127,080	146	$—	$—	—
	3.00	68,037	70,097	62	13,242	13,237	38
	3.50	109,362	113,943	44	50,938	51,630	41
	4.00	5,453	5,764	58	6,614	6,720	64
	4.50	6,258	6,522	113	2,177	2,265	93
Total 15-year fixed-rate mortgages		314,636	323,406	90	72,971	73,852	44
20-year fixed-rate mortgages:
	4.00	—	—	—	1,478	1,526	62
	4.50	804	877	73	976	1,021	61
Total 20-year fixed-rate mortgages		804	877	73	2,454	2,547	62
30-year fixed-rate mortgages:
	2.50	13,991	13,867	3	524	495	62
	3.00	39,161	40,200	18	6,087	5,973	56
	3.28	106	108	90	109	106	78
	3.50	279,624	291,575	24	146,664	147,204	28
	3.75	2,297	2,393	31	2,508	2,537	17
	4.00	482,388	507,707	28	310,389	318,520	29
	4.50	280,885	299,042	21	190,413	198,214	25
	5.00	235,034	252,500	18	95,089	100,092	24
	5.50	21,041	22,618	21	28,507	30,335	15
	6.00	4,235	4,589	42	4,647	4,995	32
Total 30-year fixed-rate mortgages		1,358,762	1,434,599	23	784,937	808,471	27
Total fixed-rate Agency RMBS		$1,674,202	$1,758,882	36	$860,362	$884,870	29
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 2.6% and 1.8% as of December 31, 2019 and 2018, respectively. These figures take into account the net short TBA positions that we use to hedge our specified pool holdings, which had a notional value of $1.093 billion and a fair value of $1.139 billion as of December 31, 2019, as compared to a notional value of $460.1 million and a fair value of $470.7 million as of December 31, 2018. Excluding these TBA hedging positions, our Agency premium as a percentage of fair value was approximately 5.0% and 2.9% as of December 31, 2019 and 2018, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of December 31, 2019 and 2018:

	As of
($ in thousands)	December 31, 2019	December 31, 2018
Recourse(1) Borrowings:
Repurchase Agreements	$2,150,282	$1,498,849
Other Secured Borrowings	47,814	13,150
Senior Notes, at par	86,000	86,000
Total Recourse Borrowings	$2,284,096	$1,597,999
Debt-to-Equity Ratio Based on Total Recourse Borrowings(1)	2.6:1	2.7:1
Debt-to-Equity Ratio Based on Total Recourse Borrowings Excluding U.S. Treasury Securities	2.6:1	2.7:1
Non-Recourse(2) Borrowings:
Repurchase Agreements	$295,018	$—
Other Secured Borrowings	102,520	100,950
Other Secured Borrowings, at fair value(3)	594,396	297,948
Total Recourse and Non-Recourse Borrowings	$3,276,030	$1,996,897
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings	3.8:1	3.4:1
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings Excluding U.S. Treasury Securities	3.8:1	3.4:1

(1)
As of December 31, 2019, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings is 2.7:1 as of December 31, 2019.

(2)
All of our non-recourse borrowings are secured by collateral. In the event of default under a non-recourse borrowing, the lender has a claim against the collateral but not any of the Operating Partnership's other assets. In the event of default under a recourse borrowing, the lender's claim is not limited to the collateral (if any).

(3)	Relates to our non-QM loan securitizations, where we have elected the fair value option on the related debt.
Our debt-to-equity ratio including repos, Total other secured borrowings, and our Senior Notes, but excluding repos on U.S. Treasury securities, was 3.8:1 and 3.4:1, as of December 31, 2019 and 2018, respectively. Our recourse debt-to-equity ratio decreased slightly over the course of the year, to 2.6:1 as of December 31, 2019 from 2.7:1 as of December 31, 2018. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
Our financing costs include interest expense related to our repo borrowings, Total other secured borrowings, and Senior Notes. The interest rates on our repo borrowings and Other secured borrowings are based on, or correlated with, LIBOR. As of December 31, 2019, our weighted average borrowing rate declined to 2.67% from 3.39% as of December 31, 2018. The weighted average borrowing rate at year end 2019 was lower due to (i) an increase in the proportion of our borrowings on Agency RMBS, which typically have lower borrowing costs than our credit investments, (ii) lower short-term LIBOR rates year over year, and (ii) tighter financing spreads compared to LIBOR in several sectors. For the year ended December 31, 2019, however, our average cost of funds increased to 3.18%, compared to 2.81% for the year ended December 31, 2018. The year-over-year increase was primarily due to (i) higher average rates on our repo and Other secured borrowings, (ii) wider spreads on Agency borrowings, and (iii) a higher proportion of our credit-related borrowings consisting of borrowings used to finance loan assets, which typically have higher borrowing costs than securities.

Critical Accounting Policies
We adopted ASC 946 upon commencement of operations in August 2007, and applied U.S. GAAP for investment companies. In connection with our internal restructuring and our intention to qualify as a REIT for the year ended December 31, 2019, we have determined that, effective January 1, 2019, we no longer qualified for investment company accounting in accordance with ASC 946-10-25, and have prospectively discontinued its use. We elected the fair value option for, and therefore we will continue to measure at fair value, those of our assets and liabilities for which such election is permitted, as provided for under ASC 825, Financial Instruments ("ASC 825").
Our consolidated financial statements include the accounts of Ellington Financial Inc., its Operating Partnership, its subsidiaries, and variable interest entities, or "VIEs," for which the Company is deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. Certain of our critical accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of our Manager and Ellington and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to our consolidated financial statements for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be the following:
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
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio(1) as of December 31, 2019.

(In thousands)	Fair Value
Long:
Credit:
Dollar Denominated:
CLO(2)	$172,802
CMBS	124,693
Commercial Mortgage Loans and REO(3)(4)	320,926
Consumer Loans and ABS backed by Consumer Loans(2)	238,193
Corporate Debt and Equity and Corporate Loans	20,987
Equity Investments in Loan Origination Entities	41,393
Non-Agency RMBS	113,342
Residential Mortgage Loans and REO(3)	933,870
Non-Dollar Denominated:
CLO(2)	5,722
CMBS	175
Consumer Loans and ABS backed by Consumer Loans	549
Corporate Debt and Equity	30
RMBS(5)	55,156
Agency:
Fixed-Rate Specified Pools	1,758,882
Floating-Rate Specified Pools	10,002
IOs	35,279
Reverse Mortgage Pools	132,800
Total Long	$3,964,801
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	$(471)
Government Debt:
Dollar Denominated	(62,994)
Non-Dollar Denominated	(9,944)
Total Short	$(73,409)

(1)	For more detailed information about the investments in our portfolio, please see the notes to consolidated financial statements for the year ended December 31, 2019.

(2)	Includes equity investments in securitization-related vehicles.

(3)
REO is not eligible to elect the fair value option as described in Note 2 of the notes to consolidated financial statements for the year ended December 31, 2019, and, as a result, is included at the lower of cost or fair value.

(4)	Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.

(5)	Includes an investment in an unconsolidated entity holding European RMBS.

The following table summarizes our investment portfolio(1) as of December 31, 2018.

(In thousands)	Fair Value
Long:
Credit:
Dollar Denominated:
CLO(2)	$123,893
CMBS	18,426
Commercial Mortgage Loans and REO(3)	245,536
Consumer Loans and ABS Backed by Consumer Loans(2)	209,922
Corporate Debt and Equity	15,316
Debt and Equity Investments in Loan Origination Entities	37,067
Non-Agency RMBS	153,214
Residential Mortgage Loans and REO	498,126
Non-Dollar Denominated:
CMBS	15,482
Consumer Loans and ABS Backed by Consumer Loans	884
Corporate Debt and Equity	10,810
RMBS(4)	160,342
Agency:
Fixed-Rate Specified Pools	884,870
Floating-Rate Specified Pools	5,496
IOs	29,516
Reverse Mortgage Pools	55,475
TBAs	474,860
Government:
Dollar Denominated	76
Total Long	2,939,311
Reverse repos
Dollar Denominated	41,530
Non-Dollar Denominated	19,744
Total Repurchase Agreements	61,274
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	(23,462)
Agency:
TBAs	(772,964)
Government:
Dollar Denominated	(34,817)
Non-Dollar Denominated	(19,334)
Total Short	(850,577)
Net Total	$2,150,008

(1)
For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments contained in our consolidated financial statements for the year ended December 31, 2018.

(2)	Includes equity investment in a securitization-related vehicle.

(3)	Includes equity investment in a limited liability company holding small balance commercial mortgage loans.

(4)	Includes RMBS secured by non-performing loans and REO, and an investment in an entity holding a securitization call right.

The following table summarizes our financial derivatives portfolio(1)(2) as of December 31, 2019.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$1,039	$(70,656)	$(69,617)	$4,062
Total Net Mortgage-Related Derivatives	1,039	(70,656)	(69,617)	4,062
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	131,137	(262,885)	(131,748)	(10,616)
Total Return Swaps on Corporate Bond Indices and Corporate Debt(3)	7,359	(17,560)	(10,201)	(589)
Total Net Corporate-Related Derivatives	138,496	(280,445)	(141,949)	(11,205)
Interest Rate-Related Derivatives:
TBAs	40,100	(1,093,730)	(1,053,630)	(416)
Interest Rate Swaps	305,723	(732,961)	(427,238)	(3,251)
U.S. Treasury Futures(4)	—	(16,000)	(16,000)	148
Eurodollar Futures(5)	—	(14,000)	(14,000)	(45)
Total Interest Rate-Related Derivatives				(3,564)
Other Derivatives:
Foreign Currency Forwards(6)	—	(26,211)	(26,211)	(126)
Total Net Other Derivatives				(126)
Net Total				$(10,833)

(1)	For more detailed information about the financial derivatives in our portfolio, please refer to Note 8 of the notes to consolidated financial statements for the year ended December 31, 2019.

(2)
In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of December 31, 2019, derivative assets and derivative liabilities were $16.8 million and $(27.6) million, respectively, for a net fair value of $(10.8) million, as reflected in "Net Total" above.

(3)	Notional value represents the face amount of the underlying asset.

(4)	Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of December 31, 2019, a total of 160 short U.S. Treasury futures contracts were held.

(5)	Every $1,000,000 in notional value represents one contract.

(6)	Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract.

The following table summarizes our financial derivatives portfolio(1)(2) as of December 31, 2018.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$15,527	$(59,393)	$(43,866)	$7,439
Total Net Mortgage-Related Derivatives	15,527	(59,393)	(43,866)	7,439
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	83,060	(316,383)	(233,323)	(11,597)
Total Return Swaps on Corporate Equities(3)	—	(17,740)	(17,740)	1
Total Return Swaps on Corporate Bond Indices(4)	—	(11,230)	(11,230)	(6)
Total Net Corporate-Related Derivatives	83,060	(345,353)	(262,293)	(11,602)
Interest Rate-Related Derivatives:
Interest Rate Swaps	143,007	(425,413)	(282,406)	3,831
U.S. Treasury Futures(5)	—	(151,600)	(151,600)	—
Eurodollar Futures(6)	—	(98,000)	(98,000)	(53)
Total Interest Rate-Related Derivatives				3,778
Other Derivatives:
Foreign Currency Forwards(7)	—	(17,299)	(17,299)	(114)
Foreign Currency Futures(8)	—	(47,931)	(47,931)	(302)
Other(9)	n/a	n/a	n/a	(4)
Total Net Other Derivatives				(420)
Net Total				$(805)

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
As of December 31, 2019, our Consolidated Balance Sheet reflected total assets of $4.3 billion and total liabilities of $3.5 billion. Our investments in securities, loans, and unconsolidated entities, financial derivatives, and real estate owned included in total assets were $4.0 billion as of December 31, 2019. Our investments in securities sold short and financial derivatives included in total liabilities were $101.0 million as of December 31, 2019. As of December 31, 2019, investments in securities sold short consisted principally of short positions in sovereign bonds and U.S. Treasury securities, which we primarily use to hedge the risk of rising interest rates and foreign currency risk.
As of December 31, 2018, our Consolidated Statement of Assets, Liabilities, and Equity reflected total assets of $4.0 billion and total liabilities of $3.4 billion. Our investments, financial derivatives, and repurchase agreements included in total assets were $3.0 billion as of December 31, 2018. Our investments sold short and financial derivatives included in total liabilities were $871.4 million as of December 31, 2018. As of December 31, 2018 investments in securities sold short consisted principally of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio.
As of December 31, 2019, as a result of our prospective change of accounting, TBAs are classified as financial derivatives, rather than investments, as was the case as of December 31, 2018. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of December 31, 2019 and 2018, we had a net short notional TBA position of $1.1 billion and $293.7 million, respectively.

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
We have entered into repos to finance many of our assets. As of December 31, 2019 indebtedness outstanding on our repos was approximately $2.4 billion. As of December 31, 2019, our assets financed with repos consisted of Agency RMBS of $1.9 billion and credit assets of $830.3 million. As of December 31, 2019, outstanding indebtedness under repos was $1.9 billion for Agency RMBS and $580.8 million for credit assets. As of December 31, 2018, indebtedness outstanding on our repos was approximately $1.5 billion. As of December 31, 2018, our assets financed with repos consisted of Agency RMBS of $972.7 million, credit assets of $815.1 million, and U.S. Treasury securities of $0.3 million. As of December 31, 2018 outstanding indebtedness under repos was $917.3 million for Agency RMBS, $581.3 million for credit assets, and $0.3 million for U.S. Treasury securities.
Our repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our repos as collateralized borrowings. In addition to our repos, as of December 31, 2019 we had Total other secured borrowings of $744.7 million, used to finance $843.4 million of non-QM loans and REO and consumer loans and ABS backed by consumer loans. This compares to Total other secured borrowings of $412.0 million as of December 31, 2018, used to finance $483.5 million of non-QM and consumer loans. In addition to our secured borrowings, we had $86.0 million of Senior Notes outstanding as of December 31, 2019 and $86.0 million of Old Senior Notes outstanding as of December 31, 2018.
As of December 31, 2019 and 2018 our debt-to-equity ratio was 3.8:1 and 3.4:1, respectively. Our recourse debt-to-equity ratio was 2.6:1 as of December 31, 2019 as compared to 2.7:1 as of December 31, 2018. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of December 31, 2019, our equity increased by approximately $273.5 million to $868.7 million from $595.2 million as of January 1, 2019. This increase principally consisted of net proceeds from the issuance of common stock of $156.3 million, net proceeds from the issuance of preferred stock of $111.0 million, net income for the year ended December 31, 2019 of $63.2 million, and contributions from our non-controlling interests of approximately $27.7 million. These increases were partially offset by dividends of $61.3 million, distributions to non-controlling interests of approximately $23.1 million, and payments to repurchase shares of common stock of $0.8 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $829.3 million as of December 31, 2019.

Results of Operations for the Years Ended December 31, 2019 and 2018
The following table summarizes our results of operations for the year ended December 31, 2019:

(In thousands except per share amounts)	Year Ended December 31, 2019
Interest Income (Expense)
Interest income	$159,901
Interest expense	(78,479)
Net interest income	81,422
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	41,693
Realized and unrealized gains (losses) on financial derivatives, net	(36,250)
Realized and unrealized gains (losses) on real estate owned, net	1,048
Other, net	5,350
Total other income (loss)	11,841
Expenses
Base management fee to affiliate (Net of fee rebates of $1,967)	7,988
Incentive fee to affiliate	116
Other investment related expenses	17,777
Other operating expenses	12,856
Total expenses	38,737
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings from Investments in Unconsolidated Entities	54,526
Income tax expense (benefit)	1,558
Earnings from investments in unconsolidated entities	10,209
Net Income (Loss)	63,177
Net income (loss) attributable to non-controlling interests	5,244
Dividends on preferred stock	1,466
Net Income (Loss) Attributable to Common Stockholders	$56,467
Net Income (Loss) Per Common Share	$1.76

The following table summarizes our results of operations for the year ended December 31, 2018:

(In thousands except per share amounts)	Year Ended December 31, 2018
Investment Income
Interest income	$131,027
Other income	4,014
Total investment income	135,041
Expenses
Base management fee to affiliate (Net of fee rebates of $1,380)	7,573
Incentive fee to affiliate	715
Interest expense	56,707
Other investment related expenses	16,954
Other operating expenses	9,967
Total expenses	91,916
Net Investment Income	43,125
Net realized and change in net unrealized gain (loss) on investments	(526)
Net realized and change in net unrealized gain (loss) on other secured borrowings	758
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency hedges	4,454
Net realized and change in net unrealized gain (loss) on financial derivatives—currency hedges	5,040
Net foreign currency gain (loss)	(2,940)
Net Increase (Decrease) in Equity Resulting from Operations	49,911
Less: Net Increase (Decrease) in Equity Resulting from Operations Attributable to Non-controlling Interests	3,235
Net Increase (Decrease) in Shareholders' Equity Resulting from Operations	$46,676
Net Increase (Decrease) in Shareholders' Equity Resulting from Operations per share	$1.52
Core Earnings
In connection with our conversion to a REIT (the "REIT Conversion"), we have included the calculation of Core Earnings. Prior to the REIT Conversion, we did not calculate Core Earnings. We calculate Core Earnings as U.S. GAAP net income (loss) as adjusted for: (i) realized and unrealized gain (loss) on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps), other secured borrowings, at fair value, and foreign currency transactions; (ii) incentive fee to affiliate; (iii) Catch-up Premium Amortization Adjustment (as defined below); (iv) non-cash equity compensation expense; (v) miscellaneous non-recurring expenses; (vi) provision for income taxes; and (vii) certain other income or loss items that are of a non-recurring nature. For certain investments in unconsolidated entities, we include the relevant components of net operating income in Core Earnings. The Catch-up Premium Amortization Adjustment is a quarterly adjustment to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter.
Core Earnings is a supplemental non-GAAP financial measure. We believe that the presentation of Core Earnings provides a consistent measure of operating performance by excluding the impact of gains and losses and other adjustments listed above from operating results. We believe that Core Earnings provides information useful to investors because it is a metric that we use to assess our performance and to evaluate the effective net yield provided by our portfolio. In addition, we believe that presenting Core Earnings enables our investors to measure, evaluate, and compare our operating performance to that of our peers. However, because Core Earnings is an incomplete measure of our financial results and differs from net income (loss) computed in accordance with U.S. GAAP, it should be considered as supplementary to, and not as a substitute for, net income (loss) computed in accordance with U.S. GAAP.

The following table reconciles, for the year ended December 31, 2019, Core Earnings to the line on the our Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure.

(In thousands, except per share amounts)	Year Ended December 31, 2019
Net income (loss)	$63,177
Income tax expense (benefit)	1,558
Net income (loss) before income tax expense	64,735
Adjustments:
Realized (gains) losses on securities and loans, net	12,785
Realized (gains) losses on financial derivatives, net	30,912
Realized (gains) losses on real estate owned, net	(2,327)
Unrealized (gains) losses on securities and loans, net	(54,478)
Unrealized (gains) losses on financial derivatives, net	5,338
Unrealized (gains) losses on real estate owned, net	1,279
Other realized and unrealized (gains) losses, net(1)	829
Net realized gains (losses) on periodic settlements of interest rate swaps	1,695
Net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	(764)
Incentive fee to affiliate	116
Non-cash equity compensation expense	475
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	4,660
Debt issuance costs related to Other secured borrowings, at fair value	3,536
Miscellaneous non-recurring expenses(2)	1,333
(Earnings) losses from investments in unconsolidated entities(3)	(5,561)
Total Core Earnings	64,563
Dividends on preferred stock	1,466
Core Earnings attributable to non-controlling interests	4,883
Core Earnings Attributable to Common Stockholders	$58,214
Core Earnings Attributable to Common Stockholders, per share	$1.82

(1)
Includes realized and unrealized gains (losses) on foreign currency and unrealized gain (loss) on other secured borrowings, at fair value, included in Other, net, on the Consolidated Statement of Operations.

(2)	Miscellaneous non-recurring expenses consist mostly of professional fees related to the REIT Conversion.

(3)	Adjustment represents, for certain investments in unconsolidated entities, the net realized and unrealized gains and losses of the underlying investments of such entities.
Results of Operations for the Years Ended December 31, 2019 and 2018
Net Income (Loss) Attributable to Common Stockholders
For the year ended December 31, 2019 we had net income (loss) attributable to common stockholders of $56.5 million. We had interest income of $159.9 million, interest expense of $78.5 million, total other income (loss) of $11.8 million, earnings from investments in unconsolidated entities of $10.2 million, income tax expense of $1.6 million, total operating expenses of $38.7 million, net income attributable to non-controlling interests of $5.2 million, and dividends on preferred stock of $1.5 million.
Summary of Net Increase in Shareholders' Equity from Operations
For the year ended December 31, 2018 we had a net increase in shareholders' equity resulting from operations of $46.7 million. We had interest income of $131.0 million, other income of $4.0 million, net realized and unrealized gains of $6.8 million, and total expenses of $91.9 million, less net increase (decrease) in equity resulting from operations attributable to non-controlling interests of $3.2 million.

Interest Income
Interest income was $159.9 million for the year ended December 31, 2019, as compared to $131.0 million for the year ended December 31, 2018. Interest income for both periods included coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
For the year ended December 31, 2019, interest income from our credit portfolio was $120.3 million, as compared to $91.6 million for the year ended December 31, 2018. This period-over-period increase was primarily due to the larger size of the credit portfolio for the year ended December 31, 2019, as well as higher average asset yields on this portfolio.
For the year ended December 31, 2019, interest income from our Agency RMBS was $37.4 million, as compared to $31.1 million for the year ended December 31, 2018. This year-over-year increase was primarily due to the larger size of the Agency portfolio for the year ended December 31, 2019, partially offset by lower average asset yields on this portfolio.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the years ended December 31, 2019 and 2018:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2019	$120,342	$1,415,358	8.50%	$37,372	$1,331,654	2.81%	$157,714	$2,747,012	5.74%
Year ended December 31, 2018	$91,624	$1,139,460	8.04%	$31,115	$960,090	3.24%	$122,739	$2,099,550	5.85%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the year ended December 31, 2019, we had a negative Catch-up Premium Amortization Adjustment of approximately $(4.7) million, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.16% and 5.91%, respectively, for the year ended December 31, 2019. By comparison, for the year ended December 31, 2018 the Catch-up Premium Amortization Adjustment decreased interest income by approximately $(0.1) million, which slightly decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.26% and 5.85%, respectively for the year ended December 31, 2018.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $78.5 million for the year ended December 31, 2019, as compared to $56.7 million for the year ended December 31, 2018. The year-over-year increase was primarily due to (i) an increase in our total borrowings, in connection with the growth of our portfolio, (ii) higher average rates on our repo and Other secured borrowings, and (iii) a higher proportion of our credit-related borrowings consisting of borrowings used to finance loan assets, which typically have higher borrowing costs than securities.

The table below summarizes the components of interest expense for the years ended December 31, 2019 and 2018.

	For the Year Ended
(In thousands)	December 31, 2019	December 31, 2018
Repos and Total other secured borrowings	$72,702	46,280
Senior Notes (1)	4,968	4,778
Securities sold short (2)	746	5,116
Other (3)	63	533
Total	$78,479	56,707

(1)
Amount includes the related amortization of debt issuance costs. For the year ended December 31, 2019, amount includes interest expense on the Senior Notes and the Old Senior Notes. For the year ended December 31, 2018, amount includes interest expense on the Old Senior Notes.

(2)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(3)
Primarily includes interest expense on our counterparties' cash collateral held by us, and reverse repos with negative interest rates, which can occur when we borrow certain bonds that we have sold short.

The following table summarizes our aggregate secured borrowings, which, other than Other secured borrowings, at fair value, carry interest rates that are based on, or correlated with, LIBOR, including repos and Total other secured borrowings, for the years ended December 31, 2019 and 2018.

	For the Year Ended
	December 31, 2019			December 31, 2018
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$1,041,209	$41,932	4.03%	$747,283	$27,317	3.66%
Agency RMBS	1,241,957	30,703	2.47%	882,388	18,593	2.11%
Subtotal(1)	2,283,166	72,635	3.18%	1,629,671	45,910	2.82%
U.S. Treasury Securities	2,771	67	2.40%	18,349	370	2.02%
Total	$2,285,937	$72,702	3.18%	$1,648,020	$46,280	2.81%
Average One-Month LIBOR			2.22%			2.02%
Average Six-Month LIBOR			2.32%			2.49%

(1)	Excludes U.S. Treasury Securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 3.11% for the year ended December 31, 2019 and to 2.73% for the year ended December 31, 2018. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 2.80% and 3.12% for the years ended December 31, 2019 and 2018, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the year ended December 31, 2019, the gross base management fee, which is based on total equity at the end of each quarter, was $10.0 million, and our Manager credited us with rebates on our base management fee of $2.0 million, resulting in a net base management fee of $8.0 million. For the year ended December 31, 2018, the gross base management fee was $9.0 million, and our Manager credited us with rebates on our base management fee of $1.4 million, resulting in a net base management fee of $7.6 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The year-over-year increase in the net base management fee was primarily due to our larger capital base in the second half of 2019 partially offset by the year-over-year increase in the fee rebate from our Manager.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the years ended December 31, 2019 and 2018 was $0.1 million and $0.7 million, respectively. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the years ended December 31, 2019 and 2018 other investment related expenses were $17.8 million and $17.0 million, respectively. The increase in other investment related expenses was primarily due to an increase in debt issuance costs related to Other secured borrowings, at fair value, given that we completed two non-QM securitizations during 2019 as compared to just one in 2018, and to a lesser extent, an increase in servicing expenses on our larger loan portfolios. These increases were partially offset by a decrease in dividend expense on common stock sold short.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $12.9 million for the year ended December 31, 2019 as compared to $10.0 million for the year ended December 31, 2018. The increase in other operating expenses for the year ended December 31, 2019 was primarily due to an increase in professional fees related to our REIT Conversion and an increase in compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned. Other, net, another component of Other income (loss), includes rental income and income related to loan origination, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement and Other Secured Borrowings, at fair value. For the year ended December 31, 2019, other income was $11.8 million, consisting primarily of net realized and unrealized gains of $41.7 million on our securities and loans, gains included in Other, net of $5.4 million, and net realized and unrealized gains of $1.0 million on our real estate owned, partially offset by net realized and unrealized losses of $(36.3) million on our financial derivatives. Net realized and unrealized gains of $41.7 million on our securities and loans primarily resulted from net realized and unrealized gains on Agency RMBS, residential mortgage loans, and non-Agency RMBS and CMBS, partially offset by net realized and unrealized losses on CLOs, consumer loans, and corporate debt and equity. Net realized and unrealized losses of $(36.3) million on our financial derivatives was primarily related to net realized and unrealized losses on interest rate swaps, TBAs, futures, CDS on corporate bond indices, and CDS on asset-backed indices, partially offset by net realized and unrealized gains on forwards.
Net Realized and Unrealized Gains (Losses) on Investments
During the year ended December 31, 2018, we had net realized and unrealized losses on investments of $(0.5) million. Included in these investments are short positions in TBAs, U.S. Treasury securities, and sovereign securities, used primarily to hedge interest rate and/or prepayment risk with respect to our other investment holdings.
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
Net realized and unrealized gains of $9.5 million on our financial derivatives for the year ended December 31, 2018 resulted primarily from net gains on our total return swaps, interest rate swaps, and CDS on corporate bond indices, partially offset by net realized and unrealized losses on credit default swaps on asset-backed indices. Net realized and unrealized gains on our foreign currency hedges more than offset the net foreign exchange transaction and translation losses. Translation and transaction net losses were incurred in connection with our non-dollar denominated European assets.

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
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	December 31, 2019
Remaining Days to Maturity	Outstanding Borrowings	% of Total
30 Days or Less	$528,545	21.6%
31 - 60 Days	848,878	34.7%
61 - 90 Days	733,575	30.0%
91 - 120 Days	10,270	0.4%
121 - 150 Days	7,460	0.3%
151 - 180 Days	34,580	1.4%
181 - 360 Days	186,661	7.7%
> 360 Days	95,331	3.9%
	$2,445,300	100.0%
Repos involving underlying investments that we sold prior to December 31, 2019, for settlement following December 31, 2019, are shown using their original maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2019, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 29.3% with respect to credit assets, 5.0% with respect to Agency RMBS assets, and 12.3% overall. As of December 31, 2018 these respective weighted average contractual haircuts were 28.5%, 5.4%, and 15.9%.
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
As of December 31, 2019, we had $2.4 billion of borrowings outstanding under our repos. As of December 31, 2019, the remaining terms on our repos ranged from 2 days to 882 days, with a weighted average remaining term of 91 days. Our repo borrowings were with a total of 28 counterparties as of December 31, 2019. As of December 31, 2019, our repos had a weighted average borrowing rate of 2.37%. As of December 31, 2019, our repos had interest rates ranging from 0.15% to 5.20%. Investments transferred as collateral under repos had an aggregate fair value of $2.8 billion as of December 31, 2019.
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
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2019(1)	$2,445,300	$2,119,394	$2,445,300
September 30, 2019	2,056,422	1,796,310	2,056,422
June 30, 2019	1,715,506	1,769,909	1,962,866
March 31, 2019	1,550,016	1,471,592	1,550,016
December 31, 2018	1,498,849	1,509,819	1,595,118
September 30, 2018	1,636,039	1,534,490	1,672,077
June 30, 2018	1,421,506	1,398,813	1,471,052
March 31, 2018	1,330,943	1,269,297	1,330,943
December 31, 2017(2)	1,209,315	1,050,018	1,209,315
September 30, 2017	1,029,810	1,078,165	1,133,586
June 30, 2017	1,119,238	1,121,884	1,213,525
March 31, 2017	1,086,271	1,083,251	1,157,648

(1)	At the end of 2019 we increased the size of both our Credit and Agency portfolios which we subsequently financed through repos.

(2)	At the end of 2017 we increased the size of our Credit portfolio by purchasing certain more liquid, lower-risk securities which we subsequently financed through repos.
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our non-QM loans and REO and consumer loans and ABS backed by consumer loans; these transactions are accounted for as collateralized borrowings. As of December 31, 2019 we had outstanding borrowings related to such transactions in the amount of $744.7 million, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Balance Sheet. As of December 31, 2019, the fair value of non-QM loans and REO and consumer loans and ABS backed by consumer loans collateralizing our Total other secured borrowings was $843.4 million. As of December 31, 2018 we had outstanding borrowings related to such transactions in the amount of $412.0 million, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Statement of Assets, Liabilities, and Equity. As of December 31, 2018, the fair value of non-QM and consumer loans collateralizing our Total other secured borrowings was $483.5 million. See Note 11 in the notes to our consolidated financial statements as of December 31, 2019 and Note 7 in the notes to our consolidated financial statements as of December 31, 2018 for further information on our other secured borrowings.
As of December 31, 2019, we had $86.0 million outstanding of Senior Notes, maturing in September 2022 and bearing interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. These Senior Notes were issued on February 13, 2019 in connection with the Note Exchange. As of December 31, 2018, we had $86.0 million outstanding of Old Senior Notes, which had an interest rate of 5.25%. See Note 11 in the notes to our consolidated financial statements as of December 31, 2019 and Note 7 in the notes to our consolidated financial statements as of December 31, 2018 for further detail on the Senior Notes and the Old Senior Notes.
As of December 31, 2019, we had an aggregate amount at risk under our repos with 28 counterparties of approximately $348.4 million, and as of December 31, 2018, we had an aggregate amount at risk under our repos with 23 counterparties of approximately $306.4 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty.

Amount at risk as of December 31, 2019 and December 31, 2018 does not include approximately $5.1 million and $2.6 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of December 31, 2019, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with 10 counterparties of approximately $26.4 million. We also had $14.2 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2018, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with 12 counterparties of approximately $25.2 million. We also had $8.3 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2019, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with nine counterparties of approximately $4.2 million. As of December 31, 2018, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.7 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $72.3 million and $44.7 million as of December 31, 2019 and 2018, respectively.
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
During the year ended December 31, 2019, we repurchased 50,825 shares at an average price per share of $15.39 and a total cost of $0.8 million. From inception of the current repurchase plan through March 6, 2020, we repurchased 411,915 shares at an average price per share of $15.34 and a total cost of $6.3 million, and have authorization to repurchase an additional 1,138,085 common shares.
On April 3, 2019, we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell shares of common stock from time to time with a maximum aggregate gross offering price of up to $150 million. Through January 21, 2020 we did not issue any shares of common stock under the ATM program. Effective January 21, 2020, we terminated the ATM program.
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
On November 21, 2019, we completed a follow-on offering of 4,200,000 shares of our common stock, which generated net proceeds, after underwriters' discount and offering costs, of $75.3 million. On December 3, 2019, we issued an additional 630,000 shares of our common stock in connection with the exercise of the underwriters' option granted in the initial offering. The exercise of the underwriters' option resulted in net proceeds to us of an additional $11.2 million, after underwriters' discount and offering costs.
On January 24, 2020, we completed a follow-on offering of 5,290,000 shares of our common stock, of which 690,000 shares were issued pursuant to the exercise of the underwriters' option. The issuance and sale of 5,290,000 common shares generated net proceeds, after underwriters' discount and offering costs, of $95.3 million.
We may declare dividends based on, among other things, our earnings, our financial condition, the REIT qualification requirements of the Internal Revenue Code of 1986, as amended, our working capital needs and new opportunities. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors.
The following table sets forth the dividend distributions authorized by the Board of Directors payable to common shareholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the notes to consolidated financial statements as of December 31, 2019) for the periods indicated below:
Year Ended December 31, 2019

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
February 14, 2019	$0.41	$12,496	March 1, 2019	March 15, 2019
March 11, 2019	0.14	4,267	March 29, 2019	April 25, 2019
April 5, 2019	0.14	4,267	April 30, 2019	May 28, 2019
May 7, 2019	0.14	4,267	May 31, 2109	June 25, 2019
June 7, 2019	0.14	4,267	June 28, 2019	July 25, 2019
July 8, 2019	0.14	4,831	July 31, 2019	August 26, 2019
August 7, 2019	0.14	4,831	August 30, 2019	September 25, 2019
September 9, 2019	0.14	4,833	September 30, 2019	October 25, 2019
October 7, 2019	0.14	4,833	October 31, 2019	November 25, 2019
November 7, 2019	0.14	5,421	November 29, 2019	December 26, 2019
December 6, 2019	0.14	5,512	December 31, 2019	January 27, 2020
Year Ended December 31, 2018

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
February 6, 2018	$0.41	$12,850	March 1, 2018	March 15, 2018
May 2, 2018	0.41	12,650	June 1, 2018	June 15, 2018
August 1, 2018	0.41	12,651	August 31, 2018	September 17, 2018
October 31, 2018	0.41	12,584	November 30, 2018	December 17, 2018

On January 8, 2020, our Board of Directors declared a dividend in the amount of $0.15 per common share payable on February 25, 2020 to stockholders of record as of January 31, 2020; on February 7, 2020, our Board of Directors declared a dividend in the amount of $0.15 per common share payable on March 25, 2020 to stockholders of record as of February 28, 2020; and on March 6, 2020, our Board of Directors declared a dividend in the amount of $0.15 per common share payable on April 27, 2020 to stockholders of record as of March 31, 2020.
On December 13, 2019, our Board of Directors declared a dividend in the amount of $0.45938 per preferred share payable on January 30, 2020 to stockholder of record as of December 31, 2019.
For the year ended December 31, 2019, our operating activities provided net cash in the amount of $79.2 million and our investing activities used net cash in the amount of $1.665 billion. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $1.171 billion. We received $348.3 million in proceeds from the issuance of Total other secured borrowings and we used $124.0 million for principal payments on Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $189.5 million for the year ended December 31, 2019. We received proceeds from the issuance of common and preferred stock, net of offering costs paid, of $267.4 million and contributions from non-controlling interests provided cash of $27.7 million. We used $54.3 million to pay dividends, $23.1 million for distributions to non-controlling interests (our joint venture partners), and $0.8 million to repurchase common stock. As a result there was an increase in our cash holdings of $27.4 million, from $45.1 million as of December 31, 2018 to $72.5 million as of December 31, 2019.
For the year ended December 31, 2018, our operating activities used net cash in the amount of $494.2 million, and our reverse repo activity used to finance many of our investments (including repayments of amounts borrowed under our reverse repo agreements) provided net cash of $409.7 million. We received $201.9 million in proceeds from the issuance of Total other secured borrowings, net of certain expenses related to these issuances, and we used $43.8 million for principal payments on Other secured borrowings. Thus our operating activities, when combined with our reverse repo financings, Total other secured borrowings (net of repayments and certain expenses related to the issuance of debt), provided net cash of $73.6 million for the year ended December 31, 2018. In addition, contributions from non-controlling interests provided cash of $21.5 million. We used $50.7 million to pay dividends, $23.9 million for distributions to non-controlling interests (our joint venture partners), and $23.1 million to repurchase common shares. As a result there was a decrease in our cash holdings of $2.6 million, from $47.7 million as of December 31, 2017 to $45.1 million as of December 31, 2018.
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
Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a base management fee, an incentive fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see Note 13 of the notes to our consolidated financial statements as of December 31, 2019.
We have numerous contractual obligations and commitments related to our outstanding borrowings (see Note 11 of the notes to our consolidated financial statements as of December 31, 2019) and related to our financial derivatives (see Note 8 of the notes to our consolidated financial statements as of December 31, 2019).

See Note 21 of the notes to our consolidated financial statements as of December 31, 2019 for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships. See Note 6 and Note 10 of the notes to our consolidated financial statements as of December 31, 2019 for further detail about a multi-seller consumer loan securitization transaction we entered into in August 2016.
At December 31, 2019 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at December 31, 2019 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
Credit Risk
We are subject to credit risk in connection with many of our assets, especially non-Agency RMBS, CMBS, residential and commercial mortgage loans, corporate debt investments including CLOs and investments in securitization warehouses, and consumer loans.
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
The ability of borrowers to repay consumer loans may be adversely affected by numerous borrower-specific factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God or terrorism, pandemics such as novel coronavirus (COVID-19), may also affect the financial stability of borrowers and impair their ability or willingness to repay their loans. Whenever any of our consumer loans defaults, we are at risk of loss to the extent of any deficiency between the liquidation value of the collateral, if any, securing the loan, and the principal and accrued interest of the loan. Many of our consumer loans are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential real estate loans.
Our corporate investments, especially our lower-rated or unrated CLO investments, corporate equity, and our investments in loan originators, have significant risk of loss, and our efforts to protect these investments may involve substantial costs and may not be successful. We also will be subject to significant uncertainty as to when and in what manner and for what value the corporate debt in which we directly or indirectly invest will eventually be satisfied (e.g., through liquidation of the obligor's assets, an exchange offer or plan of reorganization involving the debt securities or a payment of some amount in satisfaction of the obligation). In addition, these investments could involve loans to companies that are more likely to experience bankruptcy or similar financial distress, such as companies that are thinly capitalized, employ a high degree of financial leverage, are in highly competitive or risky businesses, are in a start-up phase, or are experiencing losses.
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
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of fixed-income assets in our portfolio, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. Most significantly, our portfolio is exposed to the risk of changes in prepayment rates of mortgage loans, including the mortgage loans underlying our RMBS, and changes in prepayment rates of certain of our consumer loan holdings. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Additionally, increases in prepayment rates may cause us to experience losses on our interest only securities and inverse interest only securities, as those securities are extremely sensitive to prepayment rates. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. For example, the government sponsored HARP program, which was designed to encourage mortgage refinancings, was a steady contributor to Agency RMBS prepayment speeds from its inception in 2009 until its expiration at the end of 2018. Mortgage rates declined significantly during 2019 and remain very low by historical standards, and as a result, prepayments continue to represent a meaningful risk, especially with respect to our Agency RMBS.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of December 31, 2019, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$10,591	1.22%	$18,486	2.13%	$(13,287)	(1.53)%	$(29,271)	(3.37)%
Non-Agency RMBS, CMBS, ABS and Loans	8,131	0.94%	16,685	1.92%	(7,709)	(0.89)%	(14,995)	(1.73)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(13,597)	(1.57)%	(27,786)	(3.2)%	13,006	1.50%	25,422	2.93%
Mortgage-Related Derivatives	9	—%	20	—%	(7)	—%	(13)	—%
Corporate Securities and Derivatives on Corporate Securities	(7)	—%	(14)	—%	7	—%	13	—%
Repurchase Agreements, Reverse Repurchase Agreements, and Senior Notes	(2,582)	(0.30)%	(5,139)	(0.59)%	2,606	0.30%	5,236	0.60%
Total	$2,545	0.29%	$2,252	0.26%	$(5,384)	(0.62)%	$(13,608)	(1.57)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our December 31, 2019 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ellington Financial Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Ellington Financial Inc. and its subsidiaries (the "Company") as of December 31, 2019, and the related consolidated statements of operations, of changes in equity and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
 /s/ PricewaterhouseCoopers LLP
New York, New York
March 13, 2020
We have served as the Company's auditor since 2007.

ELLINGTON FINANCIAL INC.
CONSOLIDATED BALANCE SHEET

December 31, 2019
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$72,302
Restricted cash(1)	175
Securities, at fair value(1)	2,449,941
Loans, at fair value(1)	1,412,426
Investments in unconsolidated entities, at fair value(1)	71,850
Real estate owned(1)	30,584
Financial derivatives—assets, at fair value	16,788
Reverse repurchase agreements	73,639
Due from brokers(1)	79,829
Investment related receivables(1)	123,120
Other assets(1)	7,563
Total Assets	$4,338,217
Liabilities
Securities sold short, at fair value	$73,409
Repurchase agreements(1)	2,445,300
Financial derivatives—liabilities, at fair value	27,621
Due to brokers	2,197
Investment related payables(1)	66,133
Other secured borrowings(1)	150,334
Other secured borrowings, at fair value(1)	594,396
Senior notes, net	85,298
Base management fee payable to affiliate	2,663
Incentive fee payable to affiliate	116
Dividends payable	6,978
Interest payable(1)	7,320
Accrued expenses and other liabilities(1)	7,753
Total Liabilities	3,469,518
Commitments and contingencies (Note 21)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable; 4,600,000 shares issued and outstanding ($115,000 liquidation preference)	111,034
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 38,647,943 shares issued and outstanding	39
Additional paid-in-capital	821,747
Retained earnings (accumulated deficit)	(103,555)
Total Stockholders' Equity	829,265
Non-controlling interests(1)	39,434
Total Equity	868,699
Total Liabilities and Equity	$4,338,217

(1)
Ellington Financial Inc.'s Consolidated Balance Sheet includes assets and liabilities of variable interest entities it has consolidated. See Note 9 for additional details on Ellington Financial Inc.'s consolidated variable interest entities.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2019
(In thousands, except per share amounts)	Expressed in U.S. Dollars
Net Interest Income
Interest income	$159,901
Interest expense	(78,479)
Total net interest income	81,422
Other Income (Loss)
Realized gains (losses) on securities and loans, net	(12,785)
Realized gains (losses) on financial derivatives, net	(30,912)
Realized gains (losses) on real estate owned, net	2,327
Unrealized gains (losses) on securities and loans, net	54,478
Unrealized gains (losses) on financial derivatives, net	(5,338)
Unrealized gains (losses) on real estate owned, net	(1,279)
Other, net	5,350
Total other income (loss)	11,841
Expenses
Base management fee to affiliate (Net of fee rebates of $1,967)(1)	7,988
Incentive fee to affiliate	116
Investment related expenses:
Servicing expense	8,632
Debt issuance costs related to Other secured borrowings, at fair value	3,536
Other	5,609
Professional fees	4,853
Compensation expense	3,649
Other expenses	4,354
Total expenses	38,737
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings from Investments in Unconsolidated Entities	54,526
Income tax expense (benefit)	1,558
Earnings from investments in unconsolidated entities	10,209
Net Income (Loss)	63,177
Net income (loss) attributable to non-controlling interests	5,244
Dividends on preferred stock	1,466
Net Income (Loss) Attributable to Common Stockholders	$56,467
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$1.76

(1)	See Note 13 for further details on management fee rebates.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, January 1, 2019	$—	29,796,601	$—	$665,356	$(101,523)	$563,833	$31,337	$595,170
Share conversion(1)		—	30	(30)	—	—	—	—
Net income (loss)					57,933	57,933	5,244	63,177
Net proceeds from the issuance of common stock(2)		8,855,000	9	156,319		156,328		156,328
Net proceeds from the issuance of preferred stock(2)	111,034					111,034		111,034
Contributions from non-controlling interests							27,650	27,650
Common dividends(3)					(58,499)	(58,499)	(1,325)	(59,824)
Preferred dividends(4)					(1,466)	(1,466)		(1,466)
Distributions to non-controlling interests							(23,063)	(23,063)
Conversion of non-controlling interest units to shares of common stock		47,167	—	812		812	(812)	—
Adjustment to non-controlling interests				(392)		(392)	392	—
Repurchase of shares of common stock		(50,825)	—	(782)		(782)		(782)
Share-based long term incentive plan unit awards				464		464	11	475
BALANCE, December 31, 2019	$111,034	38,647,943	$39	$821,747	$(103,555)	$829,265	$39,434	$868,699

(1)	See Note 1 for further details on the share conversion.

(2)	Net of underwriters' discounts and offering costs.

(3)	For the year ended December 31, 2019, dividends totaling $1.81 per share of common stock and convertible unit outstanding, were declared.

(4)	For the year ended December 31, 2019, dividends totaling $0.45938 per share of preferred stock were declared.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2019
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net income (loss)	$63,177
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts, net	48,132
Realized (gains) losses on securities and loans, net	12,785
Realized (gains) losses on financial derivatives, net	30,912
Realized (gains) losses on real estate owned, net	(2,327)
Unrealized (gains) losses on securities and loans, net	(54,478)
Unrealized (gains) losses on financial derivatives, net	5,338
Unrealized (gains) losses on real estate owned, net	1,279
Unrealized (gains) losses other, net	645
Realized (gains) losses other, net—foreign currency transaction	2,392
Unrealized (gains) losses other, net—foreign currency translation	(3,310)
Amortization of deferred debt issuance costs	263
Share-based long term incentive plan unit expense	475
Interest income related to consolidated securitization trust(1)	(16,034)
Interest expense related to consolidated securitization trust(1)	15,136
Debt issuance costs related to Other secured borrowings, at fair value(1)	1,381
(Earnings) losses from investments in unconsolidated entities	(10,209)
Changes in operating asset and liabilities:
(Increase) decrease in interest and principal receivable	(15,449)
(Increase) decrease in other assets	(3,663)
Increase (decrease) in base management fee payable to affiliate	919
Increase (decrease) in incentive fee payable to affiliate	116
Increase (decrease) in interest payable	161
Increase (decrease) in accrued expenses and other liabilities	1,607
Net cash provided by (used in) operating activities	$79,248

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

Year Ended December 31, 2019
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Investing Activities:
Purchase of securities	$(3,057,372)
Purchase of loans	(1,040,006)
Capital improvements of real estate owned	(240)
Proceeds from disposition of securities	1,838,182
Proceeds from disposition of loans	28,878
Contributions to investments in unconsolidated entities	(42,124)
Distributions from investments in unconsolidated entities	49,758
Proceeds from disposition of real estate owned	24,059
Proceeds from principal payments of securities	275,221
Proceeds from principal payments of loans	304,953
Proceeds from securities sold short	645,553
Repurchase of securities sold short	(650,576)
Payments on financial derivatives	(90,057)
Proceeds from financial derivatives	58,578
Payments made on reverse repurchase agreements	(7,050,581)
Proceeds from reverse repurchase agreements	7,038,216
Due from brokers, net	6,483
Due to brokers, net	(3,458)
Net cash provided by (used in) investing activities	(1,664,533)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(2)	156,742
Net proceeds from the issuance of preferred stock(2)	111,378
Offering costs paid	(712)
Repurchase of common stock	(782)
Dividends paid	(54,312)
Contributions from non-controlling interests	27,650
Distributions to non-controlling interests	(23,063)
Proceeds from issuance of Other secured borrowings	97,642
Principal payments on Other secured borrowings	(61,408)
Borrowings under repurchase agreements	9,047,746
Repayments of repurchase agreements	(7,862,227)
Proceeds from issuance of Other secured borrowings, at fair value	250,666
Repayment of Other secured borrowings, at fair value	(62,608)
Due from brokers, net	(13,676)
Due to brokers, net	(355)
Net cash provided by (used in) financing activities	1,612,681
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	27,396
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	45,081
Cash, Cash Equivalents, and Restricted Cash, End of Period	$72,477

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

Year Ended December 31, 2019
(In thousands)	Expressed in U.S. Dollars
Supplemental disclosure of cash flow information:
Interest paid	$78,754
Income tax paid	189
Dividends payable	6,978
Share-based long term incentive plan unit awards (non-cash)	475
Purchase of investments (non-cash)	(2,975)
Distributions from investments in unconsolidated entities (non-cash)	2,975
Transfers from mortgage loans to real estate owned (non-cash)	22,577
Proceeds from principal payments of investments (non-cash)	119,683
Proceeds received from Other secured borrowings, at fair value (non-cash)	227,428
Principal payments on Other secured borrowings, at fair value (non-cash)	(119,683)
Repayments of repurchase agreements (non-cash)	(226,945)
Repayment of senior notes (non-cash)	(86,000)
Issuance of senior notes (non-cash)	86,000

(1)	Related to residential mortgage loan securitization transactions. See Note 10 for further details.

(2)	Net of underwriters' discounts.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
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
Ellington Financial Operating Partnership LLC (the "Operating Partnership"), a 98.4% owned consolidated subsidiary of Ellington Financial Inc., was formed as a Delaware limited liability company on December 14, 2012 and commenced operations on January 1, 2013. All of Ellington Financial Inc.'s operations and business activities are conducted through the Operating Partnership. Ellington Financial Inc., the Operating Partnership, and their consolidated subsidiaries are hereafter collectively referred to as the "Company." All intercompany accounts are eliminated in consolidation.
The Company conducts its operations to qualify and be taxed as a real estate investment trust, or "REIT," under the Internal Revenue Code of 1986, as amended (the "Code"), and has elected to be taxed as a corporation effective January 1, 2019. The Company will elect to be taxed as a REIT for U.S. federal income tax purposes upon the filing of its tax return for the taxable ending December 31, 2019, which is expected to be filed in 2020. In anticipation of the Company's intended election to be taxed as a REIT under the Code beginning with its 2019 taxable year (the "REIT Election"), the Company implemented an internal restructuring as of December 31, 2018. As part of this restructuring, the Company moved certain of its non-REIT-qualifying investments and financial derivatives to taxable REIT subsidiaries or, "TRSs," and disposed of certain of its investments in non-REIT-qualifying investments and financial derivatives.
The Company invests in a diverse array of financial assets, including residential and commercial mortgage loans, residential mortgage-backed securities, or "RMBS," commercial mortgage-backed securities, or "CMBS," consumer loans and asset-backed securities, or "ABS," including ABS backed by consumer loans, collateralized loan obligations, or "CLOs," non-mortgage- and mortgage-related derivatives, equity investments in loan origination companies, and other strategic investments.
Ellington Financial Management LLC (the "Manager") is an SEC-registered investment adviser that serves as the Manager to the Company pursuant to the terms of its Seventh Amended and Restated Management Agreement (the "Management Agreement"), which was approved by the Board of Directors effective March 13, 2018. The Manager is an affiliate of Ellington Management Group, L.L.C. ("Ellington"), an investment management firm that is registered as both an investment adviser and a commodity pool operator. In accordance with the terms of the Management Agreement, the Manager implements the investment strategy and manages the business and operations on a day-to-day basis for the Company and performs certain services for the Company, subject to oversight by the Board of Directors.
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
The Company adopted ASC 946, Financial Services—Investment Companies ("ASC 946") upon its commencement of operations in August 2007, and applied U.S. GAAP for investment companies. In connection with the Company's internal restructuring and the Company's intention to qualify as a REIT for the year ended December 31, 2019, the Company determined that, effective January 1, 2019, it no longer qualified for investment company accounting in accordance with ASC 946-10-25, and has prospectively discontinued its use. The Company elected the fair value option, or "FVO," for, and therefore the Company will continue to measure at fair value, those of its assets and liabilities it had previously measured at fair value and for which such election is permitted, as provided for under ASC 825, Financial Instruments ("ASC 825"). Due to the prospective application of a change in accounting as required under ASC 946-10-25-2, the Company determined that the presentation of its consolidated financial statements for periods beginning after December 31, 2018 are not comparable to the consolidated financial statements previously prepared for prior periods for which the Company applied ASC 946. As a result, the Company has provided separate consolidated financial statements for applicable prior periods in Item 8 of this Annual Report on Form 10-K.
Reclassification and Presentation
Effective January 1, 2019, the Company prospectively discontinued its application of ASC 946. Upon its change in status, the following significant changes and elections were made:

•	Investments in securities are now accounted for in accordance with ASC 320, Investments—Debt and Equity Securities ("ASC 320");

•
The Company elected the FVO as provided for under ASC 825-10-25-4 for all eligible financial instruments for which the Company had previously measured at fair value, including investments in securities, loans, financial derivatives, and certain of the Company's secured borrowings. As a result, all changes in the fair value of such financial instruments will continue to be recorded in earnings on the Company's Consolidated Statement of Operations;

•
Real estate owned, or "REO," is not eligible for the FVO election. As a result, REO is carried at the lower of cost or fair value. The Company's cost basis in any REO that was previously measured at fair value under ASC 946 was adjusted on January 1, 2019 to equal the fair value of such investment as of December 31, 2018;

•
The Company elected not to designate its financial derivatives as hedging instruments in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). As a result, all changes in the fair value of financial derivatives will continue to be recorded in earnings on the Company's Consolidated Statement of Operations;

•
Forward settling to-be-announced mortgage-backed-securities, or "TBAs," are no longer classified as investments. TBAs will be classified as financial derivatives, with the difference between the forward contract price and the market value of the TBA position as of the reporting date included in Unrealized gains (losses) on financial derivatives, net, on the Consolidated Statement of Operations; and

•
The Company is required to account for certain of its equity investments under ASC 323-10, Investments—Equity Method and Joint Ventures ("ASC 323-10"). The Company has elected the FVO for such equity investments and changes in fair value will be reported in Earnings from investments in unconsolidated entities, on the Consolidated Statement of Operations.

The discontinuation of the Company's application of ASC 946 prospectively changed the presentation of the Company's consolidated financial statements. The most significant changes are:

•	The Consolidated Statement of Assets, Liabilities, and Equity has been changed to a Consolidated Balance Sheet;

•	The Consolidated Condensed Schedule of Investments has been removed;

•
The Consolidated Statement of Operations is no longer presented in the format required under ASC 946. The Company will present the Consolidated Statement of Operations as required under U.S. GAAP for operating companies. A Consolidated Statement of Other Comprehensive Income (Loss) will be presented, if and when applicable;

•	The Consolidated Statement of Cash Flows has been changed, and now includes a section for investing activities;

•	Certain footnotes have been changed to reflect conformity with applicable U.S. GAAP for operating companies;

•
The Company re-evaluated its interests in all entities to determine whether they are variable interests, and re-evaluated its investments, including it investments in partially owned entities, to determine if they are VIEs, as required under ASC 810, Consolidation ("ASC 810"). The Company also re-evaluated consolidation considerations for all of its investments in VIEs and partially owned entities, as required under ASC 810. Applicable disclosures related to VIEs have been included in these notes to consolidated financial statements;

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
The Company has securitized certain mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans." The Company's securitized non-QM loans are held as part of a collateralized financing entity, or "CFE." A CFE is a VIE that holds financial assets, issues beneficial interests in those assets, and has no more than nominal equity, and for which the issued beneficial interests have contractual recourse only to the related assets of the CFE. ASC 810 allows the Company to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. The Company has elected the FVO for initial and subsequent recognition of the debt issued by its consolidated securitization trusts and has determined that each consolidated securitization trust meets the definition of a CFE; see Note 10 "Securitization Transactions—Residential Mortgage Loan Securitizations" for further discussion on the Company's securitization trusts. The Company has determined the inputs to the fair value measurement of the financial liabilities of each of its CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of each of the CFEs to measure the fair value of the financial assets of each of the CFEs. The fair value of the debt issued by each CFE is typically valued using discounted cash flows and other market data. The securitized non-QM loans, which are assets of the CFEs, are included in Loans, at fair value, on the Company's Consolidated Balance Sheet. The debt issued by the CFEs is included in Other secured borrowings, at fair value, on the Company's Consolidated Balance Sheet. Unrealized gains (losses) from changes in fair value of Other secured borrowings, at fair value, are included in Other, net, on the Company's Consolidated Statement of Operations. The securitized non-QM loans and the debt issued by the Company's CFEs are both classified as Level 3.
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
(C) Accounting for Securities: Purchases and sales of investments in securities are generally recorded on trade date, and realized and unrealized gains and losses are calculated based on identified cost. Investments in securities are recorded in accordance with ASC 320 or ASC 325-40, Beneficial Interests in Securitized Financial Assets ("ASC 325-40"). The Company generally classifies its securities as available-for-sale. The Company has chosen to elect the FVO pursuant to ASC 825 for its investments in securities. Electing the FVO allows the Company to record changes in fair value in the Consolidated Statement of Operations, as a component of Unrealized gains (losses) on securities and loans, net, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all investment activities will be recorded in a similar manner.
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
When the fair value of a security is less than its amortized cost basis as of the balance sheet date, the security's cost basis is considered impaired, and the impairment is designated as either temporary or other-than-temporary. When a security's cost basis is impaired, an OTTI is considered to have occurred if (i) the Company intends to sell the security (i.e., a decision has been made as of the reporting date), (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or (iii) the Company does not expect to recover the security's amortized cost basis, even if the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security. Additionally, for securities accounted for under ASC 325-40, an impairment of the cost basis is recorded when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows has occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those that a "market participant" would use and include observations of current information and events, and assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of potential credit losses. Cash flows are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments made to the cost basis of the security are reflected in Realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
(D) Accounting for Loans: The Company's loan portfolio generally consists of residential mortgage, commercial mortgage, and consumer loans. The Company's loans are accounted for under ASC 310-10, Receivables, and are classified as held-for-investment when the Company has the intent and ability to hold such loans for the foreseeable future or to maturity/payoff. When the Company has the intent to sell loans, such loans will be classified as held-for-sale. Mortgage loans held-for-sale are accounted for under ASC 948-310, Financial services—mortgage banking. The Company may aggregate its loans into pools based on common risk characteristics at purchase. Once a pool of loans is assembled, its composition is maintained. The Company has chosen to elect the FVO pursuant to ASC 825 for its loan portfolios. Loans are recorded at fair value on the Consolidated Balance Sheet and changes in fair value are recorded in earnings on the Consolidated Statement of Operations as a component of Unrealized gains (losses) on securities and loans, net. The Company generates income from fees on certain loans, generally commercial mortgage loans, that it originates and holds for investment, including origination and exit fees. Such fee income is recorded when earned and included in Other, net on the Consolidated Statement of Operations. Transfers between held-for-investment and held-for-sale occur once the Company's intent to sell the loans changes.
For residential and commercial mortgage loans, the Company generally accrues interest payments. Such loans are typically moved to non-accrual status if the loan becomes 90 days or more delinquent. The Company does not accrue interest payments on its consumer loans; interest payments are recorded upon receipt. Once consumer loans are more than 120 days past due, the Company will generally charge off such loans. The Company evaluates its charged-off loans and determines collectibility, if any, on such loans.
The Company evaluates the collectibility of both interest and principal on each of its loan investments and whether the cost basis of the loan is impaired. A loan's cost basis is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan's cost basis is impaired, the Company does not record an allowance for loan loss as it has elected the FVO on all of its loan investments. The Company will recognize impairments through an adjustment to the amortized cost basis and recognize a realized loss in the period such adjustment was made, which is included in Realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
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
For debt securities (generally non-Agency RMBS, CMBS, ABS, CLOs, and interest only securities) that are deemed not to be of high credit quality at the time of purchase, interest income is recognized based on the effective interest method. When the fair value of a debt security is less than its amortized cost basis as of the balance sheet date, the security's cost basis is considered impaired. The Company will adjust such impaired cost basis to the present value of the estimated future cash flows. This adjustment to the cost basis is reported in Realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations. For purposes of estimating the future expected cash flows, management uses assumptions including, but not limited to, assumptions for future prepayment rates, default rates, and loss severities (each of which may in turn incorporate various macro-economic assumptions, such as future housing prices). These assumptions are re-evaluated not less than quarterly. Changes in projected cash flows will result in prospective changes in the yield/interest income recognized on such securities based on the updated expected future cash flows.
For each loan purchased with the expectation that both interest and principal will be paid in full, the Company generally amortizes or accretes any premium or discount over the life of the loan utilizing the effective interest method. However, based on current information and events, the Company re-assesses the collectibility of interest and principal, and generally designates a loan as in non-accrual status either when any payments have become 90 or more days past due, or when, in the opinion of management, it is probable that the Company will be unable to collect either interest or principal in full. Once a loan is designated as in non-accrual status, as long as principal is still expected to be collectible in full, interest payments are recorded as interest income only when received (i.e., under the cash basis method); accruals of interest income are only resumed when the loan becomes contractually current and performance is demonstrated to be resumed. However, if principal is not expected to be collectible in full, the cost recovery method is used (i.e., no interest income is recognized, and all payments received—whether contractually interest or principal—are applied to cost).
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
(F) Investments in unconsolidated entities: The Company has made and may in the future make non-controlling equity investments in various entities, such as loan originators. Such investments are generally in the form of preferred and/or common equity, or membership interests. In certain cases, the Company can exercise significant influence over the entity (e.g. by having representation on the entity's board of directors) but the requirements for consolidation under ASC 810 are not met; in such cases the Company is required to account for such equity investments under ASC 323-10. The Company has chosen to elect the FVO pursuant to ASC 825 for its investments in unconsolidated entities, which, in management's view, more appropriately reflects the results of operations for a particular reporting period, as all investment activities will be recorded in a similar manner. The period change in fair value of the Company's investments in unconsolidated entities is recorded on the Consolidated Statement of Operations in Earnings from investments in unconsolidated entities.
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
(H) Securities Sold Short: The Company may purchase or engage in short sales of U.S. Treasury securities and sovereign debt to mitigate the potential impact of changes in interest rates and/or foreign exchange rates on the performance of its portfolio. When the Company sells securities short, it typically satisfies its security delivery settlement obligation by borrowing or purchasing the security sold short from the same or a different counterparty. When borrowing a security sold short from a counterparty, the Company generally is required to deliver cash or securities to such counterparty as collateral for the Company's obligation to return the borrowed security. The Company has chosen to elect the FVO pursuant to ASC 825 for its securities sold short. Electing the FVO allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, securities sold short are recorded at fair value on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Unrealized gains (losses) on securities and loans, net. A realized gain or loss will be recognized upon the termination of a short sale if the market price is less or greater than the original sale price. Such realized gain or loss is recorded on the Company's Consolidated Statement of Operations in Realized gains (losses) on securities and loans, net.
(I) Financial Derivatives: The Company enters into various types of financial derivatives subject to its investment guidelines, which include restrictions associated with qualifying and maintaining qualification as a REIT. The Company's financial derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the "Dodd-Frank Act." The Company may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant acts as an intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Cash collateral received by the Company is included in Due to brokers, on the Consolidated Balance Sheet. Conversely, cash collateral posted by the Company is included in Due from brokers, on the Consolidated Balance Sheet. The types of derivatives primarily utilized by the Company are swaps, TBAs, futures, options, and forwards.

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
Swaps change in value with movements in interest rates, credit quality, or total return of the reference securities. During the term of swap contracts, changes in value are recognized as unrealized gains or losses on the Consolidated Statement of Operations. When a contract is terminated, the Company realizes a gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company's basis in the contract, if any. Periodic payments or receipts required by swap agreements are recorded as unrealized gains or losses when accrued and realized gains or losses when received or paid. Upfront payments paid and/or received by the Company to open swap contracts are recorded as an asset and/or liability on the Consolidated Balance Sheet and are recorded as a realized gain or loss on the termination date.
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
TBAs are accounted for by the Company as financial derivatives. The difference between the forward contract price and the market value of the TBA position as of the reporting date is included in Unrealized gains (losses) on financial derivatives, net, on the Consolidated Statement of Operations.
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
Financial derivative assets are included in Financial derivatives—assets, at fair value, on the Consolidated Balance Sheet. Financial derivative liabilities are included in Financial derivatives—liabilities, at fair value, on the Consolidated Balance Sheet. The Company has chosen to elect the FVO pursuant to ASC 825 for its financial derivatives. Electing the FVO allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. Changes in unrealized gains and losses on financial derivatives are included in Unrealized gains (losses) on financial derivatives, net, on the Consolidated Statement of Operations. Realized gains and losses on financial derivatives are included in Realized gains (losses) on financial derivatives, net, on the Consolidated Statement of Operations.
(J) Cash and Cash Equivalents: Cash and cash equivalents include cash and short term investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents typically include amounts held in interest bearing overnight accounts and amounts held in money market funds, and these balances generally exceed insured limits. The Company holds its cash at institutions that it believes to be highly creditworthy. Restricted cash represents cash that the Company can use only for specific purposes. See Note 18 for further discussion of restricted cash balances.
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
(L) Reverse Repurchase Agreements: The Company enters into reverse repurchase agreement transactions whereby it purchases securities under agreements to resell at an agreed-upon price and date. In general, securities received pursuant to reverse repurchase agreements are delivered to counterparties of short sale transactions. The interest rate on a reverse repurchase agreement is based on competitive rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. Assets held pursuant to reverse repurchase agreements are reflected as assets on the Consolidated Balance Sheet. Reverse repurchase agreements are carried at their contractual amounts, which approximates fair value due to their short-term nature.
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

(P) Debt Issuance Costs: Debt issuance costs associated with debt for which the Company has elected the FVO are expensed at the issuance of the debt, and are included in Investment related expenses—Other on the Consolidated Statement of Operations. Costs associated with the issuance of debt for which the Company has not elected the FVO are deferred and amortized over the life of the debt, which approximates the effective interest rate method, and are included in Interest expense on the Consolidated Statement of Operations. Deferred debt issuance costs are presented on the Consolidated Balance Sheet as a direct deduction from the related debt liability, unless such deferred debt issuance costs are associated with borrowing facilities that are expected to have a future benefit, such as giving the Company the ability to access additional borrowings over the contractual term of the debt, in which case such deferred debt issuance costs are included in Other assets on the Consolidated Balance Sheet. Debt issuance costs include legal and accounting fees, purchasers' or underwriters' discount, as well as other fees associated with the cost of the issuance of the related debt.
(Q) Expenses: Expenses are recognized as incurred on the Consolidated Statement of Operations.
(R) Investment Related Expenses: Investment related expenses consist of expenses directly related to specific financial instruments. Such expenses generally include dividend expense on common stock sold short, servicing fees and corporate and escrow advances on mortgage and consumer loans, and various other expenses and fees related directly to the Company's financial instruments. The Company has elected the FVO for its investments, and as a result all investment related expenses are expensed as incurred and included in Investment related expenses on the Consolidated Statement of Operations.
(S) Investment Related Receivables: Investment related receivables on the Company's Consolidated Balance Sheet includes receivables for securities sold and interest and principal receivable on securities and loans.
(T) Long Term Incentive Plan Units: Long term incentive plan units of the Operating Partnership ("OP LTIP Units") have been issued to the Company's dedicated or partially dedicated personnel and certain of its directors as well as the Manager. Costs associated with OP LTIP Units issued to dedicated or partially dedicated personnel, or to the Company's directors, are measured as of the grant date based on the Company's closing stock price on the New York Stock Exchange and are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. The vesting periods for OP LTIP Units are typically one year from issuance for non-executive directors, and are typically one year to two years from issuance for dedicated or partially dedicated personnel.
(U) Non-controlling interests: Non-controlling interests include interests in the Operating Partnership represented by units convertible into shares of the Company's common stock ("Convertible Non-controlling Interests"). Convertible Non-controlling Interests include both the OP LTIP Units and those common units ("OP Units") of the Operating Partnership not held by the Company (collectively, the "Convertible Non-controlling Interest Units"). Non-controlling interests also include the interests of joint venture partners in certain of our consolidated subsidiaries. The joint venture partners' interests are not convertible into shares of the Company's common stock. The Company adjusts the Convertible Non-controlling Interests to align their carrying value with their share of total outstanding Operating Partnership units, including both the OP Units held by the Company and the Convertible Non-controlling Interests. Any such adjustments are reflected in Adjustment to non-controlling interests, on the Consolidated Statement of Changes in Equity. See Note 15 for further discussion of non-controlling interests.
(V) Dividends: Dividends payable on shares of common stock and Convertible Non-controlling Interest Units are recorded on the declaration date.
(W) Shares Repurchased: Shares of common stock that are repurchased by the Company subsequent to issuance are immediately retired upon settlement and decrease the total number of shares of common stock issued and outstanding. The cost of such repurchases is charged against Additional paid-in-capital on the Company's Consolidated Balance Sheet.
(X) Earnings Per Share ("EPS"): Basic EPS is computed using the two class method by dividing net income (loss) after adjusting for the impact of Convertible Non-controlling Interests which are participating securities, by the weighted average number of shares of common stock outstanding calculated including Convertible Non-controlling Interests. Because the Company's Convertible Non-controlling Interests are participating securities, they are included in the calculation of both basic and diluted EPS.
(Y) Foreign Currency: The functional currency of the Company is U.S. dollars. Assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at current exchange rates at the following dates: (i) assets, liabilities, and unrealized gains/losses—at the valuation date; and (ii) income, expenses, and realized gains/losses—at the accrual/transaction date. The Company isolates the portion of realized and change in unrealized gain (loss) resulting from changes in foreign currency exchange rates on investments and financial derivatives from the fluctuations arising from changes in fair value of investments and financial derivatives held. Changes in realized and change in unrealized gain (loss) due to foreign currency are included in Other, net, on the Consolidated Statement of Operations.

The Company's reporting currency is U.S. Dollars. If the Company has investments in unconsolidated entities that have a functional currency other than U.S. Dollars, the fair value is translated to U.S. dollars using the current exchange rate at the valuation date. The cumulative translation adjustment, if any, associated with the Company's investments in unconsolidated entities is recorded in accumulated other comprehensive income (loss), a component of consolidated stockholders' equity.
(Z) Income Taxes: The Company will elect to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company is generally not subject to corporate-level federal and state income tax on net income it distributes to its stockholders within the prescribed timeframes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including distributing at least 90% of its annual taxable income to stockholders. Even if the Company qualifies as a REIT, it may be subject to certain federal, state, local and foreign taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state, and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which the Company fails to qualify as a REIT. The Company believes that commencing on January 1, 2019, the Company was organized in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws and that its manner of operation enables it to meet the requirements for qualification and taxation as a REIT. As a result of Ellington Financial Inc.'s expected REIT qualification and expected distributions, it does not generally expect to pay federal or state corporate income taxes. Many of the REIT requirements, however, are highly technical and complex.
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
The Company elected to treat certain domestic and foreign subsidiaries as TRSs, and may in the future elect to treat other current or future subsidiaries as TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS may, but is not required to, declare dividends to the Company; such dividends will be included in the Company's taxable income/(loss) and may necessitate a distribution to the Company's stockholders. Conversely, if the Company retains earnings at the level of a domestic TRS, such earnings will increase the book equity of the consolidated entity. A domestic TRS is subject to U.S. federal, state, and local corporate income taxes. The Company has elected and may elect in the future to treat certain of its foreign corporate subsidiaries as TRSs and, accordingly, taxable income generated by these TRSs may not be subject to U.S. federal, state, and local corporate income taxation, but generally will be included in the Company's income on a current basis as Subpart F income, whether or not distributed. However, certain of the Company's foreign subsidiaries may be subject to income taxes in the relevant foreign jurisdictions.
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
(AA) Recent Accounting Pronouncements: In August 2018, the Financial Accounting Standards Board, or "FASB," issued ASU 2018-13, Fair Value Measurement—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). This amends ASC 820 to remove or modify various current disclosure requirements related to fair value measurement. Additionally, ASU 2018-13 requires certain additional disclosures around fair value measurement. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those years, with early adoption permitted. Entities are permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The Company has elected to early adopt the removal and modification of various disclosure requirements in accordance with ASU 2018-13; early adoption has not had a material impact on the Company's consolidated financial statements. The Company has elected not to early adopt the additional disclosure requirements. The adoption of the additional disclosure requirements, as required under ASU 2018-13, is not expected to have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13"). ASU 2016-13 introduces a new model related to the accounting for credit losses on financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. ASU 2016-13 amends the current guidance, which requires an OTTI charge only when fair value is below the amortized cost of an asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As a result, it is no longer an other-than-temporary model. In addition, credit losses on available-for-sale debt securities will now be limited to the difference between the security's amortized cost basis and its fair value. The new debt security model will also require the use of an allowance to record estimated credit losses. The new guidance also expands the disclosure requirements regarding an entity's assumptions and models. In addition, public entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of the additional disclosure requirements, as required under ASU 2018-13, is not expected to have a material impact on the Company's consolidated financial statements as all of the Company's securities and loans are carried at fair value, with changes in fair value recorded in earnings.

3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of December 31, 2019:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$1,917,059	$19,904	$1,936,963
Non-Agency RMBS	—	76,969	89,581	166,550
CMBS	—	95,063	29,805	124,868
CLOs	—	125,464	44,979	170,443
Asset-backed securities, backed by consumer loans	—	—	48,610	48,610
Corporate debt securities	—	—	1,113	1,113
Corporate equity securities	—	—	1,394	1,394
Loans, at fair value:
Residential mortgage loans	—	—	932,203	932,203
Commercial mortgage loans	—	—	274,759	274,759
Consumer loans	—	—	186,954	186,954
Corporate loans	—	—	18,510	18,510
Investment in unconsolidated entities, at fair value	—	—	71,850	71,850
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	993	993
Credit default swaps on asset-backed indices	—	3,319	—	3,319
Credit default swaps on corporate bonds	—	2	—	2
Credit default swaps on corporate bond indices	—	5,599	—	5,599
Interest rate swaps	—	5,468	—	5,468
TBAs	—	596	—	596
Total return swaps	—	—	620	620
Futures	148	—	—	148
Forwards	—	43	—	43
Total assets	$148	$2,229,582	$1,721,275	$3,951,005
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(72,938)	$—	$(72,938)
Corporate debt securities	—	(471)	—	(471)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(250)	—	(250)
Credit default swaps on corporate bonds	—	(1,693)	—	(1,693)
Credit default swaps on corporate bond indices	—	(14,524)	—	(14,524)
Interest rate swaps	—	(8,719)	—	(8,719)
TBAs	—	(1,012)	—	(1,012)
Futures	(45)	—	—	(45)
Forwards	—	(169)	—	(169)
Total return swaps	—	(773)	(436)	(1,209)
Other secured borrowings, at fair value	—	—	(594,396)	(594,396)
Total liabilities	$(45)	$(100,549)	$(594,832)	$(695,426)

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2019:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$38,754	Market Quotes	Non Binding Third-Party Valuation	$6.68	$144.79	$86.21
CMBS	29,630	Market Quotes	Non Binding Third-Party Valuation	5.08	80.72	64.73
CLOs	38,220	Market Quotes	Non Binding Third-Party Valuation	40.00	96.00	73.98
Agency interest only RMBS	3,753	Market Quotes	Non Binding Third-Party Valuation	1.36	16.61	5.11
Corporate loans	6,010	Market Quotes	Non Binding Third-Party Valuation	100.00	100.00	100.00
ABS backed by consumer loans	139	Market Quotes	Non Binding Third-Party Valuation	95.47	96.78	96.12
Non-Agency RMBS	50,827	Discounted Cash Flows	Yield	3.3%	60.9%	10.0%
			Projected Collateral Prepayments	0.8%	72.0%	49.3%
			Projected Collateral Losses	0.0%	22.7%	6.6%
			Projected Collateral Recoveries	0.0%	32.4%	6.9%
			Projected Collateral Scheduled Amortization	16.9%	92.9%	37.2%
						100.0%
Non-Agency CMBS	175	Discounted Cash Flows	Yield	10.0%	10.0%	10.0%
			Projected Collateral Prepayments	100.0%	100.0%	100.0%
						100.0%
Corporate debt and equity	2,507	Discounted Cash Flows	Yield	10.0%	10.0%	10.0%
CLOs	6,759	Discounted Cash Flows	Yield	14.0%	41.9%	26.2%
			Projected Collateral Prepayments	48.5%	84.6%	72.5%
			Projected Collateral Losses	11.7%	36.4%	19.9%
			Projected Collateral Recoveries	3.7%	15.1%	7.6%
						100.0%
ABS backed by consumer loans	48,471	Discounted Cash Flows	Yield	12.0%	20.2%	12.1%
			Projected Collateral Prepayments	0.0%	11.2%	9.7%
			Projected Collateral Losses	0.6%	18.0%	15.4%
			Projected Collateral Scheduled Amortization	71.3%	99.4%	74.9%
						100.0%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Consumer loans	$186,954	Discounted Cash Flows	Yield	7.0%	10.0%	8.1%
			Projected Collateral Prepayments	0.0%	44.2%	16.0%
			Projected Collateral Losses	3.0%	84.5%	8.6%
			Projected Collateral Scheduled Amortization	15.5%	95.8%	75.4%
						100.0%
Corporate loans	12,500	Discounted Cash Flows	Yield	15.0%	18.0%	16.8%
Performing commercial mortgage loans	248,214	Discounted Cash Flows	Yield	7.7%	16.6%	8.8%
Non-performing commercial mortgage loans	26,545	Discounted Cash Flows	Yield	9.8%	14.7%	12.4%
			Months to Resolution	1.1	23.0	11.4
Performing and re-performing residential mortgage loans	289,672	Discounted Cash Flows	Yield	1.6%	19.5%	6.2%
Securitized residential mortgage loans(1)(2)	628,415	Discounted Cash Flows	Yield	3.2%	4.3%	3.6%
Non-performing residential mortgage loans	14,116	Discounted Cash Flows	Yield	1.0%	26.6%	9.1%
			Months to Resolution	1.1	165.4	54.6
Total return swaps—asset	620	Discounted Cash Flows	Yield	8.5%	27.7%	11.5%
Credit default swaps on asset-backed securities	993	Net Discounted Cash Flows	Projected Collateral Prepayments	35.4%	42.0%	37.3%
			Projected Collateral Losses	4.2%	12.4%	10.2%
			Projected Collateral Recoveries	10.0%	18.2%	15.3%
			Projected Collateral Scheduled Amortization	36.2%	41.5%	37.2%
						100.0%
Agency interest only RMBS	16,151	Option Adjusted Spread ("OAS")	LIBOR OAS(3)	93	3,527	701
			Projected Collateral Prepayments	12.3%	100.0%	72.3%
			Projected Collateral Scheduled Amortization	0.0%	87.7%	27.7%
						100.0%
Investment in unconsolidated entities	41,392	Enterprise Value	Equity Price-to-Book(4)	1.0x	4.7x	1.7x
Investment in unconsolidated entities	30,458	Discounted Cash Flows	Yield(5)	3.7%	14.8%	9.9%
Other secured borrowings, at fair value(1)	(594,396)	Discounted Cash Flows	Yield	2.9%	4.0%	3.3%
Total return swaps—liability	(436)	Discounted Cash Flows	Yield	27.7%	27.7%	27.7%

(1)	Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.

(2)	Includes $1.5 million of non-performing securitized residential mortgage loans.

(3)	Shown in basis points.

(4)	Represent an estimation of where market participants might value an enterprise on a price-to-book basis.

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

The table below includes a roll-forward of the Company's financial instruments for the year ended December 31, 2019 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Year Ended December 31, 2019

(In thousands)	Beginning Balance as of January 1, 2019	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2019
Assets:
Securities, at fair value:
Agency RMBS	$7,293	$(3,464)	$(1,787)	$808	$13,818	$(1,306)	$5,370	$(828)	$19,904
Non-Agency RMBS	91,291	270	5,636	(3,654)	21,512	(33,664)	15,354	(7,164)	89,581
CMBS	803	16	180	(246)	31,464	(5,271)	2,859	—	29,805
CLOs	14,915	(268)	(3,190)	2,329	25,531	(5,112)	11,984	(1,210)	44,979
Asset-backed securities backed by consumer loans	22,800	(2,520)	(891)	873	42,137	(13,789)	—	—	48,610
Corporate debt securities	6,318	22	(1,341)	188	11,024	(15,098)	—	—	1,113
Corporate equity securities	1,534	—	(1,807)	205	1,462	—	—	—	1,394
Loans, at fair value:
Residential mortgage loans	496,830	(6,081)	1,466	8,800	661,813	(230,625)	—	—	932,203
Commercial mortgage loans	195,301	(282)	2,412	(2,083)	175,689	(96,278)	—	—	274,759
Consumer loans	183,961	(28,521)	(6,291)	3,000	183,994	(149,189)	—	—	186,954
Corporate loan	—	36	—	(36)	18,510	—	—	—	18,510
Investments in unconsolidated entities, at fair value	72,298	—	1,545	8,664	42,173	(52,830)	—	—	71,850
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	1,472	—	528	(479)	33	(561)	—	—	993
Total return swaps	—	—	160	620	—	(160)	—	—	620
Total assets, at fair value	$1,094,816	$(40,792)	$(3,380)	$18,989	$1,229,160	$(603,883)	$35,567	$(9,202)	$1,721,275
Liabilities:
Financial derivatives–assets, at fair value-
Total return swaps	$—	$—	$(15)	$(436)	$15	$—	$—	$—	$(436)
Other secured borrowings, at fair value	(297,948)	—	—	(502)	182,291	(478,237)	—	—	(594,396)
Total liabilities, at fair value	$(297,948)	$—	$(15)	$(938)	$182,306	$(478,237)	$—	$—	$(594,832)

(1)	For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.

(2)	For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2019, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2019. For Level 3 financial instruments held by the Company at December 31, 2019, change in net unrealized gain (loss) of $2.4 million, $11.5 million, $5.2 million, $0.1 million, $(0.4) million, and $0.1 million, for the year ended December 31, 2019 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, and other secured borrowings, at fair value, respectively.
At December 31, 2019, the Company transferred $9.2 million of assets from Level 3 to Level 2 and $35.6 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of December 31, 2019:

(In thousands)	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$72,302	$72,302
Restricted cash	175	175
Due from brokers	79,829	79,829
Reverse repurchase agreements	73,639	73,639
Liabilities:
Repurchase agreements	2,445,300	2,445,300
Other secured borrowings	150,334	150,334
Senior notes, net	88,365	85,298
Due to brokers	2,197	2,197
Cash and cash equivalents generally includes cash held in interest bearing overnight accounts, for which fair value equals the carrying value, and investments which are liquid in nature, such as investments in money market accounts or U.S. Treasury Bills, for which fair value equals the carrying value; such assets are considered Level 1. Restricted cash includes cash held in a segregated account for which fair value equals the carrying value; such assets are considered Level 1. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; fair value of these items is approximated by carrying value and such items are considered Level 1. The Company's reverse repurchase agreements, repurchase agreements, and other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements, repurchase agreements, and other secured borrowings are classified as Level 2 based on the adequacy of the collateral and their short term nature. The Senior notes are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments. As of December 31, 2019, the estimated fair value of the Company's Senior notes was based on a third-party valuation.

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following table details the Company's investment in securities as of December 31, 2019.

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$314,636	$6,369	$321,005	$2,604	$(203)	$323,406	3.05%	2.28%	3.05
20-year fixed-rate mortgages	804	49	853	24	—	877	4.62%	2.99%	4.80
30-year fixed-rate mortgages	1,358,762	64,846	1,423,608	13,821	(2,830)	1,434,599	4.20%	2.95%	6.63
Adjustable rate mortgages	9,651	315	9,966	90	(54)	10,002	3.99%	2.03%	4.09
Reverse mortgages	122,670	8,133	130,803	2,023	(26)	132,800	4.43%	2.78%	6.67
Interest only securities	n/a	n/a	34,044	1,624	(389)	35,279	2.81%	9.27%	3.86
Non-Agency RMBS	274,353	(122,685)	151,668	12,549	(1,081)	163,136	3.41%	7.25%	5.31
CMBS	185,417	(67,961)	117,456	2,990	(480)	119,966	3.31%	6.62%	8.94
Non-Agency interest only securities	n/a	n/a	6,517	1,817	(18)	8,316	1.10%	8.18%	4.14
CLOs	n/a	n/a	169,238	4,219	(3,014)	170,443	5.05%	9.62%	4.75
ABS backed by consumer loans	67,080	(19,154)	47,926	1,596	(912)	48,610	12.17%	14.00%	1.22
Corporate debt	22,125	(21,241)	884	229	—	1,113	—%	—%	0.33
Corporate equity	n/a	n/a	1,242	152	—	1,394	n/a	n/a	n/a
Total Long	2,355,498	(151,329)	2,415,210	43,738	(9,007)	2,449,941	4.15%	4.09%	5.88
Short:
Corporate debt	(450)	(6)	(456)	—	(15)	(471)	5.44%	5.21%	4.90
U.S. Treasury securities	(63,140)	381	(62,759)	63	(298)	(62,994)	1.76%	1.87%	6.11
European sovereign bonds	(9,759)	133	(9,626)	—	(318)	(9,944)	0.77%	0.12%	1.58
Total Short	(73,349)	508	(72,841)	63	(631)	(73,409)	1.65%	1.66%	5.49
Total	$2,282,149	$(150,821)	$2,342,369	$43,801	$(9,638)	$2,376,532	4.23%	4.01%	5.90

(1)	Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the coupon rates or loan rates on the underlying collateral.

(2)
Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

The following table details weighted average life of the Company's Agency RMBS as of December 31, 2019.

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$188,593	$187,099	3.39%	$9,011	$8,611	3.35%
Greater than three years and less than seven years	961,839	953,031	4.25%	25,334	24,512	2.66%
Greater than seven years and less than eleven years	713,862	708,805	3.89%	934	921	1.90%
Greater than eleven years	37,390	37,300	3.51%	—	—	—%
Total	$1,901,684	$1,886,235	4.02%	$35,279	$34,044	2.81%

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

(2)	Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.
The following table details weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of December 31, 2019.

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$50,120	$48,213	2.73%	$439	$401	1.37%	$54,446	$54,090	11.11%
Greater than three years and less than seven years	87,436	79,326	4.42%	7,877	6,116	1.08%	157,384	155,651	5.38%
Greater than seven years and less than eleven years	127,533	123,924	3.31%	—	—	—%	8,336	8,307	—%
Greater than eleven years	18,013	17,661	0.81%	—	—	—%	—	—	—%
Total	$283,102	$269,124	3.37%	$8,316	$6,517	1.10%	$220,166	$218,048	6.60%

(1)
Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

(2)	Other Securities includes asset-backed securities, backed by consumer loans, corporate debt, and U.S. Treasury securities.

(3)	Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.
The following table details the components of interest income by security type for the year ended December 31, 2019:

(In thousands)	Year Ended December 31, 2019
Security Type	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$62,103	$(24,731)	$37,372
Non-Agency RMBS and CMBS	13,855	2,782	16,637
CLOs	15,857	(1,599)	14,258
Other securities(1)	7,157	(2,468)	4,689
Total	$98,972	$(26,016)	$72,956

(1)	Other securities includes ABS backed by consumer loans, corporate debt securities, and U.S. Treasury securities.
For the year ended December 31, 2019 the Catch-Up Premium Amortization Adjustment was $(4.7) million.

The following table presents proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the year ended December 31, 2019.

(In thousands)	Year Ended December 31, 2019
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses	Net Realized Gain (Loss)
Agency RMBS	$1,010,251	$9,006	$(4,924)	$4,082
Non-Agency RMBS and CMBS	184,725	12,552	(7,348)	5,204
CLOs	62,063	1,286	(19,464)	(18,178)
Other securities(2)	636,886	1,113	(4,863)	(3,750)
Total	$1,893,925	$23,957	$(36,599)	$(12,642)

(1)	Includes proceeds on sales of securities not yet settled as of period end.

(2)	Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.
The following table presents the fair value and gross unrealized losses of our long securities by length of time that such securities have been in an unrealized loss position at December 31, 2019.

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$328,968	$(1,503)	$125,095	$(1,999)	$454,063	$(3,502)
Non-Agency RMBS and CMBS	88,495	(880)	27,218	(699)	115,713	(1,579)
CLOs	37,354	(1,911)	9,245	(1,103)	46,599	(3,014)
Other securities(1)	16,562	(852)	1,380	(60)	17,942	(912)
Total	$471,379	$(5,146)	$162,938	$(3,861)	$634,317	$(9,007)

(1)	Other securities includes ABS backed by consumer loans, corporate debt and equity, and U.S. Treasury securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. For the year ended December 31, 2019, the Company recognized an impairment charge of $28.7 million, on the cost basis of its securities, which is included in Realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations. For each of the remaining securities in a loss position at December 31, 2019, the unrealized loss is due to market conditions and not to a change in the credit quality of the securities. In addition, any unrealized losses on the Company's Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the issuing government agency or government-sponsored enterprise, but rather are due to changes in interest rates and prepayment expectations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, and corporate loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of December 31, 2019:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
Residential mortgage loans	$911,705	$932,203
Commercial mortgage loans	277,870	274,759
Consumer loans	179,743	186,954
Corporate loans	18,415	18,510
Total	$1,387,733	$1,412,426

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
The following table provides details, by accrual status, for loans that are 90 days or more past due as of December 31, 2019:

(In thousands)	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$22,092	$19,401
Commercial mortgage loans	28,936	26,545
Consumer loans	5,633	5,225

Residential Mortgage Loans
The table below details certain information regarding the Company's residential mortgage loans as of December 31, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$911,705	$9,354	$921,059	$13,082	$(1,938)	$932,203	6.44%	5.79%	1.90

(1)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.

(2)	Includes $628.4 million of non-QM loans that have been securitized and are held in consolidated securitization trusts; see Note 10.
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as of December 31, 2019:

Property Location by U.S. State	Percentage of Total Outstanding Unpaid Principal Balance
California	46.6%
Florida	11.9%
Texas	11.9%
Colorado	3.2%
Massachusetts	2.9%
Arizona	2.4%
Oregon	2.2%
Utah	1.9%
Illinois	1.7%
Nevada	1.6%
Washington	1.6%
New York	1.3%
Maryland	1.1%
New Jersey	1.1%
Other	8.6%
100.0%

The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of December 31, 2019.

(In thousands)	Unpaid Principal Balance	Fair Value
Re-performing	$27,663	$25,323
Non-performing	17,757	15,580

As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. For the year ended December 31, 2019, the Company recognized an impairment charge of $0.9 million on the cost basis of its residential mortgage loans, which is included in Realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
As of December 31, 2019, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $10.9 million.
Commercial Mortgage Loans
The table below details certain information regarding the Company's commercial mortgage loans as of December 31, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$277,870	$(3,302)	$274,568	$253	$(62)	$274,759	7.65%	8.58%	1.07

(1)	Excludes commercial mortgage loans, held at par in non-accrual status, with a fair value of $10.7 million.

(2)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as of December 31, 2019:

Property Location by U.S. State	Percentage of Total Outstanding Unpaid Principal Balance
Florida	31.7%
New York	17.7%
New Jersey	13.3%
Connecticut	8.2%
Virginia	6.8%
Massachusetts	4.7%
Missouri	4.6%
Arizona	3.8%
Indiana	2.1%
North Carolina	1.8%
Nevada	1.5%
Tennessee	1.5%
Illinois	1.2%
Other	1.1%
100.0%

As of December 31, 2019, the Company had three non-performing commercial mortgage loans with an unpaid principal balance and fair value of $28.9 million and $26.5 million, respectively. The Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis.

As of December 31, 2019, the Company had two commercial mortgage loans with a fair value of $16.0 million that were in the process of foreclosure.
Consumer Loans
The table below details certain information regarding the Company's consumer loans as of December 31, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$179,743	$5,027	$184,770	$2,561	$(377)	$186,954	0.82	4

(1)	Includes $0.6 million of charged-off loans for which the Company has determined that it is probable the servicer will be able to collect principal and interest.

(2)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
The table below provides details on the delinquency status of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of December 31, 2019:

Days Past Due	Delinquency Status(1)
Current	95.3%
30-59 Days	2.1%
60-89 Days	1.4%
90-119 Days	1.2%
100.0%

(1)	As a percentage of total unpaid principal balance.
During the year ended December 31, 2019, the Company charged off $19.0 million of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of December 31, 2019, the Company held charged-off consumer loans with an aggregate fair value of $0.6 million for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
As described in Note 2, the Company evaluates the cost basis of its pools of consumer loans for impairments on at least a quarterly basis. For the year ended December 31, 2019, the Company recognized an impairment charge of $6.3 million on the cost basis of its consumer loan pools, which is included in Realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
Corporate Loans
The table below details certain information regarding the Company's corporate loans as of December 31, 2019:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)(2)	$18,415	$18,510	17.62%	0.87

(1)	See Note 13 for further details on the Company's transactions involving a loan originator in which the Company also holds an equity investment.

(2)	See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.

6. Investments in Unconsolidated Entities
As of December 31, 2019 the Company had various equity investments in entities where the Company has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of December 31, 2019, the Company's investments in unconsolidated entities had an aggregate fair value of $71.9 million, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the year ended December 31, 2019, the Company recognized $10.2 million in Earnings from investments in unconsolidated entities, on its Consolidated Statement of Operations. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of December 31, 2019, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $28.5 million.
The following table provides details about the Company's investments in unconsolidated entities as of December 31, 2019:

Investment in Unconsolidated Entity	Form of Investment	Percentage Ownership of Unconsolidated Entity
Longbridge Financial, LLC(1)	Preferred shares	49.7%
LendSure Mortgage Corp.(1)	Common shares	49.9%
Jepson Holdings Limited(1)(2)	Membership Interest	30.1%
Elizon AFG 2018-1 LLC(1)(2)	Membership Interest	13.4%
Elizon DB 2015-1 LLC(1)(2)	Membership Interest	3.5%
Other	Various	7.7%–51.0%

(1)	See Note 13 for additional details on the Company's related party transactions.

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

The following table provides a summary of the combined financial position of the unconsolidated entities as of December 31, 2019, in which the Company has an investment:

December 31, 2019
(In thousands)
Assets
Investments in securities, loans, MSRs, and REO(1)	$560,949
Other assets	65,580
Total assets	$626,529
Liabilities
Borrowings	$387,910
Other liabilities	28,134
Total liabilities	416,044
Equity	210,485
Total liabilities and equity	$626,529

(1)	Includes investments carried as the lower of cost or fair value as well as investments where the unconsolidated entity has elected the FVO.

The following table provides a summary of the combined results of operations of the unconsolidated entities as of December 31, 2019, in which the Company has an investment:

Year Ended December 31, 2019
(In thousands)
Net Interest Income
Interest income	$30,587
Interest expense	(13,316)
Total net interest income	17,271
Other Income (Loss)
Realized and unrealized gains (losses) on securities, loans, MSRs, and REO, net	40,901
Other, net	31,848
Total other income (loss)	72,749
Total expenses	58,018
Net income (loss) before income tax expense	32,002
Income tax expense (benefit)	979
Net Income (Loss)	$31,023

7. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following table details activity in the Company's carrying value of REO for the year ended December 31, 2019.

	Year Ended December 31, 2019
	Number of Properties	Carrying Value
		(In thousands)
Beginning Balance (January 1, 2019)	20	$30,778
Transfers from mortgage loans	8	22,577
Capital expenditures and other adjustments to cost		240
Adjustments to record at the lower of cost or fair value		(1,002)
Disposals	(13)	(22,009)
Ending Balance (December 31, 2019)	15	$30,584

During the year ended December 31, 2019, the Company sold 13 REO properties, realizing a net gain (loss) of approximately $2.3 million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Consolidated Statement of Operations. As of December 31, 2019 all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. As of December 31, 2019, the Company had REO measured at fair value on a non-recurring basis of $19.4 million.
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

The following table details the fair value of the Company's holdings of financial derivatives as of December 31, 2019:

December 31, 2019
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$90
TBA securities sale contracts	506
Fixed payer interest rate swaps	3,914
Fixed receiver interest rate swaps	1,554
Credit default swaps on asset-backed securities	993
Credit default swaps on asset-backed indices	3,319
Credit default swaps on corporate bonds	2
Credit default swaps on corporate bond indices	5,599
Total return swaps	620
Futures	148
Forwards	43
Total financial derivatives–assets, at fair value	16,788
Financial derivatives–liabilities, at fair value:
TBA securities sale contracts	(1,012)
Fixed payer interest rate swaps	(8,513)
Fixed receiver interest rate swaps	(206)
Credit default swaps on asset-backed indices	(250)
Credit default swaps on corporate bonds	(1,693)
Credit default swaps on corporate bond indices	(14,524)
Total return swaps	(1,209)
Futures	(45)
Forwards	(169)
Total financial derivatives–liabilities, at fair value	(27,621)
Total	$(10,833)

Interest Rate Swaps
The following table provides information about the Company's fixed payer interest rate swaps as of December 31, 2019:

			Weighted Average
Maturity	Notional Amount(1)	Fair Value(1)	Pay Rate(2)(3)	Receive Rate(2)	Remaining Years to Maturity(4)
	(In thousands)
2020	$68,607	$(234)	1.74%	1.93%	0.24
2021	268,929	(419)	1.73	1.95	1.64
2022	31,350	9	1.65	1.93	2.14
2023	101,012	(1,265)	2.06	1.91	3.29
2024	13,000	99	1.56	1.89	4.90
2025	12,800	(24)	n/a	n/a	5.22
2026	59,902	1,946	1.24	1.94	6.50
2028	32,942	(1,634)	2.40	1.93	8.34
2029	136,838	(2,018)	2.02	1.96	9.61
2030	685	(32)	2.38	1.90	10.90
2036	1,100	87	1.45	1.94	16.14
2049	5,796	(1,114)	2.89	2.09	29.03
Total	$732,961	$(4,599)	1.83%	1.94%	4.31

(1)	Includes forward-starting interest rate swaps with a notional amount of $20.9 million and fair value of $(41) thousand.

(2)	Excludes forward-starting interest rate swaps.

(3)	Including forward-starting interest rate swaps the total weighted average pay rate was 1.83%.

(4)	Includes forward-starting interest rate swaps, all of which start within six months of period end.
The following table provides information about the Company's fixed receiver interest rate swaps as of December 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$181,950	$(49)	1.89%	1.67%	1.84
2022	53,974	441	1.91	1.85	2.17
2023	48,657	709	1.92	2.00	3.26
2024	11,342	306	2.09	2.33	4.23
2029	9,800	(59)	1.91	1.78	9.77
Total	$305,723	$1,348	1.91%	1.78%	2.47

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of December 31, 2019:

Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)
	(In thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$695	$10	23.80
Credit default swaps on corporate bonds	430	2	0.47
Credit default swaps on corporate bond indices	130,707	5,547	2.42
Short:
Credit default swaps on asset-backed securities	(2,640)	993	15.63
Credit default swaps on asset-backed indices	(63,515)	3,309	38.40
Credit default swaps on corporate bond indices	(1,997)	52	3.97
Liability:
Long:
Credit default swaps on asset-backed indices	344	(145)	29.35
Short:
Credit default swaps on asset-backed indices	(4,501)	(105)	40.31
Credit default swaps on corporate bonds	(10,800)	(1,693)	3.92
Credit default swaps on corporate bond indices	(250,088)	(14,524)	2.51
	$(201,365)	$(6,554)	14.88

(1)	Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.
Futures
The following table provides information about the Company's short positions in futures as of December 31, 2019:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)
U.S. Treasury futures	$(16,000)	$148	2.77
Eurodollar futures	(14,000)	(45)	4.05
Total	$(30,000)	$103	3.37

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

As of December 31, 2019, the Company had outstanding TBA purchase and sale contracts as follows:

TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$40,100	$40,585	$40,675	$90
	40,100	40,585	40,675	90
Sale contracts:
Assets	(319,981)	(332,080)	(331,574)	506
Liabilities	(773,749)	(806,568)	(807,580)	(1,012)
	(1,093,730)	(1,138,648)	(1,139,154)	(506)
Total TBA securities, net	$(1,053,630)	$(1,098,063)	$(1,098,479)	$(416)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis, and is reported in Financial derivatives-assets, at fair value and Financial derivatives-liabilities, at fair value on the Consolidated Balance Sheet.

Gains and losses on the Company's derivative contracts for the year ended December 31, 2019 are summarized in the table below:

Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives(1)	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(2)
(In thousands)
Interest rate swaps	Interest Rate	$1,695	$(876)	$819	$(764)	$(5,778)	$(6,542)
Credit default swaps on asset-backed securities	Credit		528	528		(479)	(479)
Credit default swaps on asset-backed indices	Credit		(1,883)	(1,883)		(1,848)	(1,848)
Credit default swaps on corporate bond indices	Credit		(5,262)	(5,262)		(1,364)	(1,364)
Credit default swaps on corporate bonds	Credit		(708)	(708)		1,007	1,007
Total return swaps	Equity Market/Credit		(1,460)	(1,460)		(584)	(584)
TBAs	Interest Rate		(15,755)	(15,755)		4,026	4,026
Futures	Interest Rate/Currency		(7,924)	(7,924)		458	458
Forwards	Currency		813	813		(12)	(12)
Options	Interest Rate		(35)	(35)		1	1
Total		$1,695	$(32,562)	$(30,867)	$(764)	$(4,573)	$(5,337)

(1)
Includes gain/(loss) on foreign currency transactions on financial derivatives in the amount of $45 thousand for the year ended December 31, 2019, which is included on the Consolidated Statement of Operations in Other, net.

(2)
Includes foreign currency remeasurement on financial derivatives in the amount of $1 thousand for the year ended December 31, 2019, which is included on the Consolidated Statement of Operations in Other, net.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the year ended December 31, 2019:

Derivative Type	Year Ended December 31, 2019
(In thousands)
Interest rate swaps	$731,941
TBAs	973,331
Credit default swaps	399,316
Total return swaps	39,434
Futures	167,708
Options	19,825
Forwards	30,930
Warrants	2,222

From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of December 31, 2019, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at December 31, 2019 are summarized below:

Credit Derivatives	December 31, 2019
(In thousands)
Fair Value of Written Credit Derivatives, Net	$5,414
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	(3,248)
Notional Value of Written Credit Derivatives (2)	132,176
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	(81,637)

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at December 31, 2019, implied credit spreads on such contracts ranged between 10.9 and 440.0 basis points. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(0.1) million as of December 31, 2019. Estimated points up front on these contracts as of December 31, 2019 was 57.0. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at December 31, 2019 were $(3.3) million.

9. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Consolidated Balance Sheet as of December 31, 2019.

(In thousands)	December 31, 2019(1)
Assets
Cash and cash equivalents	$6,016
Restricted cash	175
Securities, at fair value	47,923
Loans, at fair value	1,393,916
Investments in unconsolidated entities, at fair value	5,641
Real estate owned	30,584
Due from brokers	—
Investment related receivables	28,668
Other assets	6,191
Total Assets	$1,519,114
Liabilities
Repurchase agreements	$302,791
Investment related payables	3,275
Other secured borrowings	150,334
Other secured borrowings, at fair value	594,396
Interest payable	1,247
Accrued expenses and other liabilities	2,279
Total Liabilities	1,054,322
Total Stockholders' Equity	440,394
Non-controlling interests	24,400
Total Equity	464,794
Total Liabilities and Equity	$1,519,116

(1)	See Note 10 and Note 13 for additional information on the Company's consolidated VIEs.
10. Securitization Transactions
Participation in Multi-Seller Consumer Loan Securitization
In August 2016, the Company participated in a securitization transaction whereby the Company, together with another entity managed by Ellington (the "co-participant"), sold consumer loans with an aggregate unpaid principal balance of approximately $124 million to a newly formed securitization trust (the "Issuer"). Of the $124 million in loans sold to the Issuer, the Company's share was 51% while the co-participant's share was 49%. The transfer was accounted for as a sale in accordance with ASC 860-10. Pursuant to the securitization, the Issuer issued senior and subordinated notes in the principal amount of $87.0 million and $18.7 million, respectively. Trust certificates representing beneficial ownership of the Issuer were also issued. In connection with the transaction, and through a jointly owned newly formed entity (the "Acquiror"), the Company and the co-participant acquired all of the subordinated notes as well as the trust certificates in the Issuer. The Company and the co-participant acquired 51% and 49%, respectively, of the interests in the Acquiror. Subsequently, at the direction of the Company and the co-participant, the Acquiror sold the subordinated notes to a third party; such sales occurred prior to January 1, 2019. As of December 31, 2019, the Company's total interest in the Acquiror was approximately 51.0%. The Company's interest in the Acquiror, for which the Company has elected the FVO, is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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
The Issuer and the Acquiror are each deemed to be a VIE. The Company has evaluated its interest in the Issuer under ASC 810, and while the Company retains credit risk in the securitization trust through its beneficial ownership of most of the subordinated interests of the securitization trust, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the Issuer that most significantly impact the Issuer's economic performance. As a result the Company determined that neither the Company nor the Acquiror is the primary beneficiary of the Issuer, and therefore the Company has not consolidated the Issuer. Additionally, the Company evaluated its interest in the Acquiror and determined that is does not have the power to direct the activities of the Acquiror that most significantly impact the Acquiror's economic performance. As a result, the Company determined that it is not the primary beneficiary of the Acquiror, and therefore the Company has not consolidated the Acquiror. The maximum amount at risk related to the Company's investment in the Acquiror is limited to the fair value of such investment, which was $3.2 million as of December 31, 2019.
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of December 31, 2019, the fair value of the Company's investment in the notes issued by the CLO Issuers was $39.7 million.
The following table provides details of the Ellington-sponsored CLO Securitizations and the Company's initial investments in notes issued by the Ellington-sponsored CLO Securitizations:

	CLO Issuer(1)	CLO Pricing Date	CLO Closing Date	Total Face Amount of Notes Issued	Notes Initially Purchased by the Company
Securitization Transaction					Face Amount		Aggregate Purchase Price
				(In thousands)
CLO I Securitization	CLO I Issuer	8/18	8/18	$461,840	$36,579	(2)	$25,622
CLO II Securitization	CLO II Issuer	12/17	1/18	452,800	18,223	(3)	16,621
CLO III Securitization	CLO III Issuer	6/18	7/18	407,100	35,480	(3)	32,394
CLO IV Securitization	CLO IV Issuer	2/19	3/19	478,488	12,700	(3)	10,618

(1)	The Company is not deemed to be the primary beneficiary of the CLO Issuers, which are deemed to be VIEs, as discussed above.

(2)	The Company purchased secured and unsecured subordinated notes.

(3)	The Company purchased secured senior and secured and unsecured subordinated notes.
See Note 13 for further details on the Company's participation in CLO transactions.
Residential Mortgage Loan Securitizations
Since November 2017, the Company, through certain wholly owned subsidiaries (each, a "Sponsor"), has sponsored several securitizations of non-QM loans. In each case, the applicable Sponsor transferred a pool of non-QM loans (each, a Collateral Pool") to a wholly owned entity (each, a "Depositor") and on the closing date such loans were deposited into newly created securitization trusts (collectively, the "Issuing Entities"). Pursuant to the securitizations, the Issuing Entities issued various classes of mortgage pass-through certificates (the "Certificates") which are backed by the cash flows from the underlying non-QM loans.
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
Notwithstanding that the Certificates carry final scheduled distribution dates of October 25, 2047 or later, the applicable Depositor may, at its sole option, purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) the applicable anniversary of the closing date (typically two or three years) of the respective securitization or (2) the date on which the aggregate unpaid principal balance of the applicable Collateral Pool has declined below 30% of the aggregate unpaid principal balance of the applicable Collateral Pool as of the date as of which such loans were originally transferred to the applicable Issuing Entity. The purchase price that the Depositor is required to pay in connection with an Optional Redemption is equal to the sum of the unpaid principal balance of each class of Certificates as of the redemption date and any accrued and unpaid interest thereon. In light of these Optional Redemption rights held by the applicable Depositor, the transfers of non-QM loans to each of the Issuing Entities do not qualify as sales under ASC 860-10.
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
In light of the Company's retained interests in each of the securitizations, together with the Optional Redemption rights and the Company's ability to direct the third-party servicer regarding certain loss mitigation activities, the Company is deemed to be the primary beneficiary of the Issuing Entities, which are VIEs, and has consolidated the Issuing Entities. Interest income from these loans and the expenses related to the servicing of these loans are included in Interest income and Investment related expenses—Servicing expense, respectively, on the Consolidated Statement of Operations.
The Issuing Entities each meet the definition of a CFE as defined in Note 2, and as a result the assets of each of the Issuing Entities have been valued using the fair value of the liabilities of the respective Issuing Entity, as such liabilities have been assessed to be more observable than such assets.
The debt of the Issuing Entities is included in Other secured borrowings, at fair value, on the Consolidated Balance Sheet and is shown net of the Certificates held by the Company. In November 2019, the Company exercised its Optional Redemption right with respect to Ellington Financial Mortgage Trust 2017-1.

The following table details the Company's outstanding consolidated residential mortgage loan securitizations:

Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor	Total Face Amount of Certificates Issued
		(In thousands)
Ellington Financial Mortgage Trust 2018-1	11/18	$232,518	$232,518	(1)
Ellington Financial Mortgage Trust 2019-1	6/19	226,913	226,913	(2)
Ellington Financial Mortgage Trust 2019-2	11/19	267,255	267,255	(3)

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

(3)
In order to comply with the Risk Retention Rules, the Sponsor purchased the two most subordinated classes of Certificates and the excess cash flow certificates, with an aggregate value equal to 6.4% of the fair value of all Certificates issued. The Sponsor also purchased, for an aggregate purchase price of $1.7 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.

The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Consolidated Balance Sheet as of December 31, 2019:

(In thousands)	December 31, 2019
Assets:
Loans, at fair value	$628,415
Real estate owned	658
Investment related receivables	10,409
Liabilities:
Other secured borrowings, at fair value	594,396

11. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of December 31, 2019, the Company's total secured borrowings were $3.2 billion.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 28 counterparties as of December 31, 2019.
As of December 31, 2019 remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 882 days. Interest rates on the Company's open repurchase agreements ranged from 0.15% to 5.20% as of December 31, 2019.
The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS and credit assets (which include non-Agency RMBS, CMBS, CLOs, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), by remaining maturity as of December 31, 2019:

(In thousands)	December 31, 2019
		Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$511,996	2.08%	17
31-60 Days	744,387	1.93%	47
61-90 Days	594,738	1.96%	76
91-120 Days	10,270	2.24%	93
151-180 Days	3,082	2.67%	171
Total Agency RMBS	1,864,473	1.98%	48
Credit:
30 Days or Less	16,549	3.38%	25
31-60 Days	104,491	3.14%	48
61-90 Days	138,837	3.03%	73
121-150 Days	7,460	3.89%	123
151-180 Days	31,498	3.87%	173
181-360 Days	186,661	3.80%	250
> 360 Days	95,331	4.52%	678
Total Credit Assets	580,827	3.61%	229
Total	$2,445,300	2.37%	91

Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of December 31, 2019, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $2.763 billion. Collateral transferred under outstanding borrowings under repurchase agreements as of December 31, 2019 include investments in the amount of $64.7 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $31.0 million and additional securities with a fair value of $0.2 million as of December 31, 2019 to its counterparties.
As of December 31, 2019, there were no counterparties for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.
Other Secured Borrowings
In February 2018, the Company entered into agreements to finance a portfolio of unsecured loans through a recourse secured borrowing facility. The facility has a term ending in February 2021. The facility accrues interest on a floating-rate basis. As of December 31, 2019, the Company had outstanding borrowings under this facility in the amount of $16.0 million which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet, and the effective interest rate, inclusive of related deferred financing costs, was 3.85%. As of December 31, 2019, the fair value of unsecured loans collateralizing this borrowing was $22.3 million.
In November 2019, the Company amended its non-recourse secured borrowing facility that is used to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending in December 2020 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying loans. The facility accrues interest on a floating rate basis. As of December 31, 2019, the Company had outstanding borrowings under this facility in the amount of $102.5 million, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet, and the effective interest rate on this facility, inclusive of related deferred financing costs, was 4.01%. As of December 31, 2019, the fair value of unsecured loans collateralizing this borrowing was $144.1 million.
In December 2019, the Company entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility. The facility includes a revolving borrowing period ending in June 2021 (or earlier following a trigger event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the revolving borrowing period, the facility amortizes, with a final termination date in June 2023. The facility accrues interest on a floating rate basis. As of December 31, 2019, the Company had outstanding borrowings under this facility in the amount of $31.8 million, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet, and the effective interest rate on this facility, inclusive of related deferred financing costs, was 5.23%. As of December 31, 2019, the fair value of ABS backed by consumer loans collateralizing this borrowing was $47.9 million.
The Company has completed securitization transactions, as discussed in Note 10, whereby it financed portfolios of non-QM loans. As of December 31, 2019, the fair value of the Company's outstanding liabilities associated with these securitization transactions was $594.4 million, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 3.19% as of December 31, 2019. As of December 31, 2019, the fair value of non-QM loans and the carrying value of REO held in the consolidated securitization trusts was $629.1 million.
Unsecured Borrowings
Senior Notes
On August 18, 2017, the Company issued $86.0 million in aggregate principal amount of unsecured senior notes (the "Old Senior Notes"). The total net proceeds to the Company from the issuance of the Old Senior Notes was approximately $84.7 million, after deducting debt issuance costs. The Old Senior Notes had an interest rate of 5.25%, subject to adjustment based on changes in the ratings, if any, of the Old Senior Notes. On February 13, 2019, in connection with the REIT Election, the Company exchanged all $86.0 million in principal amount of the Old Senior Notes for new unsecured long-term debt jointly and severally co-issued by certain of its consolidated subsidiaries and fully guaranteed by the Company (the "Senior Notes"). At any time, the Company is permitted to add others of its consolidated subsidiaries as co-issuers of the Senior Notes. The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Senior Notes mature on September 1, 2022. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. The Senior Notes are carried at amortized cost. There are a number of covenants, including several financial covenants, associated with the Senior Notes. As of December 31, 2019, the Company was in compliance with all of its covenants.
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

Schedule of Principal Repayments
The following table details the Company's principal repayment schedule for outstanding borrowings as of December 31, 2019:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
(In thousands)
2020	$2,349,969	$291,364	$—	$2,641,333
2021	38,516	243,856	—	282,372
2022	56,815	203,039	86,000	345,854
2023	—	—	—	—
2024	—	—	—	—
Total	$2,445,300	$738,259	$86,000	$3,269,559

(1)	Reflects the Company's contractual principal repayment dates.

(2)	Reflects the Company's expected principal repayment dates, which may be prior to the stated contractual maturities.
12. Income Taxes
The Company believes that, commencing on January 1, 2019, it was organized in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws and that its manner of operation enables it to meet the requirements for qualification and taxation as a REIT. A REIT is generally not subject to U.S. federal, state, and local income tax on the portion of its income that is distributed to its owners if it distributes at least 90% of its REIT taxable income within the prescribed time frames, determined without regard to the deduction for dividends paid and excluding any net capital gains. The Company intends to operate in a manner which will allow it to continue to meet the requirements for qualification as a REIT. Accordingly, Ellington Financial Inc. does not believe that it will be subject to U.S. federal, state, and local income tax on the portion of its net taxable income that is distributed to its stockholders as long as certain asset, income, and share ownership tests are met.
Cash dividends declared by the Company that do not exceed its current or accumulated earnings and profits will be considered ordinary income to stockholders for income tax purposes unless all or a portion of a dividend is designated by the Company as a capital gain dividend. Distributions in excess of the Company's current and accumulated earnings and profits will be characterized as return of capital or capital gains.
The following table details the tax characteristics of the Company's dividends declared on its shares of common and preferred stock for the year ended December 31, 2019.

Tax Characteristic	Year Ended December 31, 2019
Ordinary income	85.0%
Return of capital	9.4%
Capital gains	5.6%
100.0%

Certain foreign and domestic subsidiaries of the Company have elected to be treated as TRSs and therefore are taxed as corporations for U.S. federal, state, and local income tax purposes. To the extent that those entities incur U.S. federal, state, or local income taxes, or foreign income taxes, such taxes are recorded in the Company's consolidated financial statements.
For the year ended December 31, 2019, the Company recorded income tax expense of $1.6 million, of which $1.1 million related to a net deferred tax liability. The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes.
Taxable income can differ from net income (loss) principally due to differences in the timing of recognition of interest, taxes, depreciation, and amortization of assets.

The following table summarizes the Company's income tax provision for the year ended December 31, 2019.

(In thousands)	Year Ended December 31, 2019
Current income tax provision
Federal	$185
State	293
Total current income tax provision, net	478
Deferred income tax provision
Federal	1,080
State	—
Total deferred income tax provision, net	1,080
Total income tax provision	$1,558

The following table details the components of the Company's net deferred tax asset (liability) at December 31, 2019.

(In thousands)	Year Ended December 31, 2019
Deferred tax asset
Net operating loss available for carry-back and carry-forward	$3,907
Basis difference for investments	669
Valuation allowance	(157)
Deferred tax asset	4,419
Deferred tax liability
Basis difference for investments	(5,484)
Deferred tax liability	(5,484)
Net deferred tax asset (liability)	$(1,065)

The following table details the reconciliation between the Company's U.S. federal and state statutory income tax rate and the effective tax rate for the year ended December 31, 2019.

Year Ended December 31, 2019
Federal statutory rate	21.00%
State statutory rate, net of federal benefit	0.45%
Income attributable to non-controlling interests	(1.28)%
REIT earnings not subject to corporate taxes	(17.76)%
Effective tax rate	2.41%

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
For the year ended December 31, 2019, the total base management fee incurred was $8.0 million, consisting of $10.0 million of total gross base management fee incurred, less $2.0 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of December 31, 2019, there was no Loss Carryforward.
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
Total incentive fee incurred for the year ended December 31, 2019 was $0.1 million.
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
For the year ended December 31, 2019, the Company reimbursed the Manager $10.9 million for previously incurred operating expenses. As of December 31, 2019, the outstanding payable to the Manager for operating expenses was $2.0 million, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
Transactions Involving Certain Loan Originators
As of December 31, 2019, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage originator in which the Company holds an investment in common stock, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of December 31, 2019, there were no advances outstanding. The Company has also entered into two agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 21, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in preferred stock and warrants to purchase additional preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $47.9 million as of December 31, 2019.
In May 2019 the Company entered into a note purchase agreement whereby it agreed to lend up to $5.0 million to a mortgage originator ("the Initial Note") in which the Company also holds an equity investment. The Initial Note carries an interest rate of 15% per annum on the outstanding balance. In July and December 2019, the Company amended the note purchase agreement whereby it agreed to lend an additional $5.0 million and $2.5 million, respectively, (the "Additional Notes") to the mortgage originator. The Additional Notes each carry an interest rate of 18% per annum. As of December 31, 2019, the aggregate outstanding balance on the Initial Note and the Additional Note was $12.5 million. The Initial Note and the Additional Notes are classified as Corporate loans and included in Loans, at fair value on the Consolidated Balance Sheet.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of the affiliates of Ellington have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates of Ellington purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the year ended December 31, 2019, the Company purchased loans under these agreements with an aggregate principal balance of $134.4 million. As of December 31, 2019, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $287.1 million in principal balance.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $185.4 million as of December 31, 2019.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $304.8 million as of December 31, 2019.
The Company is a co-investor in certain small balance commercial mortgage loans with several other investors, including an unrelated third party and various affiliates of Ellington. These loans are beneficially owned by a consolidated subsidiary of the Company. As of December 31, 2019, the aggregate fair value of the small balance commercial loans was $29.5 million. The non-controlling interests held by the unrelated third party and the Ellington affiliates were $3.6 million and $7.0 million, respectively. As of December 31, 2019, the Company had a payable to an Ellington affiliate in the amount of $0.7 million, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
The Company is also a co-investor in certain small balance commercial mortgage loans with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan. As of December 31, 2019, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $17.3 million. Such investments are included in Investments in unconsolidated entities, on the Consolidated Balance Sheet.
The consumer, residential mortgage, and certain commercial mortgage loans that are the subject of the foregoing loan transactions are held in trusts, each of which the Company has determined to be a VIE. The Company has evaluated each of these VIEs and determined that the Company has the power to direct the activities of each VIE that most significantly impact such VIE's economic performance and the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result the Company has determined it is the primary beneficiary of each of these VIEs and has consolidated each VIE.
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
In March 2019, the Right Holder Entity assigned the Call Right to a newly formed entity, which exercised the Call Right and re-securitized the underlying European mortgage loan assets of the Initial Securitization through a new securitization trust (the "New Securitization"). In exchange for assigning the Call Right, the Right Holder Entity received a combination of (i) cash and (ii) certain notes issued by the New Securitization (the "New Securitization Notes"). The Right Holder Entity fully repaid the unrelated third party's Right Holder Note with a combination of cash and New Securitization Notes. The Right Holder Notes held by the Company and its affiliates were also fully repaid with cash and New Securitization Notes. Certain of the New Securitization Notes were distributed to the Company and its affiliates on a pro rata basis. The Right Holder Entity is expected to continue to hold certain of the New Securitization Notes in order to comply with European risk retention rules. As of December 31, 2019, the Company's equity investment in Jepson Holdings Limited had a fair value of $1.9 million. See Note 6 for additional details on this equity investment.

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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of December 31, 2019, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $350.6 million. The Company's segregated portion of this debt as of December 31, 2019, was $174.4 million, and is included under the caption Repurchase agreements on the Company's Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of December 31, 2019, no party to any of the repurchase agreements was in default.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the year ended December 31, 2019, the amount of such management fee rebates was $2.0 million.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of December 31, 2019, the Company's investments in such warehouse facilities was $8.1 million, which are included on the Consolidated Balance Sheet in Investments in unconsolidated entities.
During the year ended December 31, 2019, the Company purchased various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitization. The total amount of such debt and equity securities purchased was $8.8 million.
14. Long-Term Incentive Plan Units
OP LTIP Units subject to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the year ended December 31, 2019 was $0.5 million.
On September 11, 2019, the Company's Board of Directors authorized the issuance of 14,552 OP LTIP Units to certain of its directors pursuant to the Company's 2017 Equity Incentive Plan.
On September 12, 2019, certain of the Company's independent directors converted 3,610 OP LTIP Units into shares of common stock.
On November 14, 2019 and November 29, 2019, certain current and former Ellington employees converted 7,608 and 1,874 OP LTIP Units, respectively, into shares of common stock.
On December 13, 2019, the Company's Board of Directors authorized the issuance of 22,885 OP LTIP Units to certain of its partially dedicated employees pursuant to the Company's 2017 Equity Incentive Plan.
The below table details unvested OP LTIP Units as of December 31, 2019:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	14,552	September 11, 2019	September 10, 2020
Partially dedicated employees:
	12,818	December 13, 2019	December 13, 2020
	10,067	December 13, 2019	December 13, 2021
	8,691	December 11, 2018	December 11, 2020
Total unvested OP LTIP Units at December 31, 2019	46,128

(1)	Date at which such OP LTIP Units will vest and become non-forfeitable.
The following table summarizes issuance and exercise activity of OP LTIP Units for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (January 1, 2019)	375,000	146,371	521,371
Granted	—	37,437	37,437
Exercised	(9,482)	(3,610)	(13,092)
OP LTIP Units Outstanding (December 31, 2019)	365,518	180,198	545,716
OP LTIP Units Unvested and Outstanding (December 31, 2019)	—	46,128	46,128
OP LTIP Units Vested and Outstanding (December 31, 2019)	365,518	134,070	499,588

As of December 31, 2019, there were an aggregate of 1,832,309 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan.
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

On November 14, 2019 and November 29, 2019, certain current and former Ellington employees converted 29,762 and 4,313 OP Units, respectively, into shares of common stock.
As December 31, 2019, the Convertible Non-controlling Interests consisted of the outstanding 545,716 OP LTIP Units and 177,925 OP Units, and represented an interest of approximately 1.6% in the Operating Partnership. As of December 31, 2019, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $13.4 million.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of December 31, 2019, the joint venture partners' interests in subsidiaries of the Company were $25.9 million.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
16. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2019, there were 4,600,000 shares of preferred stock outstanding.
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
The Company's Series A Preferred Stock ranks senior to its common stock and Convertible Non-controlling Interests with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution or winding up of the Company. Additionally, the Company's Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. The Series A Preferred Stock is not redeemable by the Company prior to October 30, 2024, except under circumstances where it is necessary to allow the Company to qualify and maintain its qualification as a REIT for U.S. federal income tax purposes and except in certain instances upon the occurrence of a change of control. Holders of the Company's Series A Preferred Stock generally do not have any voting rights.
Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, October 30, 2024, at a fixed rate equal to 6.750% per annum of the $25.00 per share liquidation preference and (ii) from and including October 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.196% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on or about the 30th day of each January, April, July, and October, commencing with the first dividend payment on January 30, 2020, which the Board of Directors declared in December 2019. As of December 31, 2019, the total amount of cumulative preferred dividends in arrears was $1.5 million.
Common Stock
The Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding present in person or represented by proxy at a meeting of the stockholders. As of December 31, 2019, there were 38,647,943 shares of common stock outstanding.
On July 22, 2019, the Company completed a follow-on offering of 3,500,000 shares of its common stock, which generated net proceeds, after underwriters' discount and offering costs, of $60.7 million. On July 25, 2019, the Company issued an additional 525,000 shares of its common stock in connection with the exercise of the underwriters' option granted in the initial offering. The exercise of the underwriters' option resulted in net proceeds to the Company of an additional $9.1 million, after underwriters' discount and offering costs.

On September 12, 2019, certain of the Company's independent directors converted 3,610 OP LTIP Units into shares of common stock.
On November 14, 2019, certain current and former Ellington employees converted 29,762 OP Units and 7,608 OP LTIP Units into shares of common stock.
On November 29, 2019, certain current and former Ellington employees converted 4,313 OP Units and 1,874 OP LTIP Units into shares of common stock.
On November 21, 2019, the Company completed a follow-on offering of 4,200,000 shares of its common stock, which generated net proceeds, after underwriters' discount and offering costs, of $75.3 million. On December 3, 2019, the Company issued an additional 630,000 shares of its common stock in connection with the exercise of the underwriters' option granted in the initial offering. The exercise of the underwriters' option resulted in net proceeds to the Company of an additional $11.2 million, after underwriters' discount and offering costs.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the year ended December 31, 2019:

Year Ended December 31, 2019
Shares of Common Stock Outstanding (January 1, 2019)	29,796,601
Share Activity:
Shares of common stock issued	8,855,000
Shares of common stock repurchased	(50,825)
OP LTIP Units exercised	13,092
OP Units exercised	34,075
Shares of Common Stock Outstanding (December 31, 2019)	38,647,943

If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of December 31, 2019, the Company's issued and outstanding shares of common stock would increase to 39,371,584 shares.
On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of common stock. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the year ended December 31, 2019, the Company repurchased 50,825 shares at an average price per share of $15.39 and a total cost of $0.8 million. From inception of the current repurchase plan through December 31, 2019, the Company repurchased 411,915 shares at an average price per share of $15.34 and a total cost of $6.3 million.

17. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

Year Ended December 31, 2019
(In thousands except share amounts)
Net income (loss) attributable to common stockholders	$56,467
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	1,305
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	57,772
Dividends Paid:
Common stockholders	(58,499)
Convertible Non-controlling Interests	(1,325)
Total dividends paid to common stockholders and Convertible Non-controlling Interests	(59,824)
Undistributed (Distributed in excess of) earnings:
Common stockholders	(2,032)
Convertible Non-controlling Interests	(20)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$(2,052)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	32,067,768
Weighted average Convertible Non-controlling Interest Units outstanding	732,456
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	32,800,224
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$1.81
Undistributed (Distributed in excess of)	(0.05)
$1.76
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$1.81
Undistributed (Distributed in excess of)	(0.05)
$1.76

(1)	For the year ended December 31, 2019, excludes net income (loss) of $3.9 million attributable to joint venture partners, which have non-participating interests as described in Note 15.
18. Restricted Cash
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement. As of December 31, 2019, the Company's restricted cash balance related to the flow consumer loan purchase and sale agreement was $0.2 million.
19. Offsetting of Assets and Liabilities
The Company generally records financial instruments at fair value as described in Note 2. All financial instruments are recorded on a gross basis on the Consolidated Balance Sheet. In connection with the vast majority of its derivative, reverse repurchase and repurchase agreements, and the related trading agreements, the Company and its counterparties are required to pledge collateral. Cash or other collateral is exchanged as required with each of the Company's counterparties in connection with open derivative positions, and reverse repurchase and repurchase agreements.

The following table presents information about certain assets and liabilities representing financial instruments as of December 31, 2019. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's reverse repurchase and repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2019:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$16,788	$(12,755)	$—	$(807)	$3,226
Reverse repurchase agreements	73,639	(73,639)	—	—	—
Liabilities
Financial derivatives–liabilities	(27,621)	12,755	—	12,233	(2,633)
Repurchase agreements	(2,445,300)	73,639	2,340,656	31,005	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of December 31, 2019 was $2.8 billion. As of December 31, 2019, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged of $4.3 million and $23.4 million, respectively.

(3)
When collateral is pledged to or pledged by a counterparty, it is often pledged or posted with respect to all positions with such counterparty, and in such cases such collateral cannot be specifically identified as relating to a particular asset or liability. As a result, in preparing the above tables, the Company has made assumptions in allocating pledged or posted collateral among the various rows.

20. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of December 31, 2019.

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$72,302	11	42.2%
Collateral on repurchase agreements held by dealers(2)	2,793,696	28	13.8%
Due from brokers	79,829	24	30.9%
Receivable for securities sold(3)	69,995	5	62.3%

(1)	Each counterparty is a large creditworthy financial institution.

(2)	Includes securities, loans, and REO as well as cash posted as collateral for repurchase agreements.

(3)	Included in Investment related receivables on the Consolidated Balance Sheet.
21. Commitments and Contingencies
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of December 31, 2019 the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $5.2 million as of December 31, 2019.
Commitments and Contingencies Related to Investments in Mortgage Loan Originators
In connection with certain of its investments in mortgage loan originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 13, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into two agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees are capped at $25.0 million. As of December 31, 2019 the mortgage loan originator had $0.4 million of outstanding borrowings under the agreements guaranteed by the Company. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. As of December 31, 2019, the estimated fair value of such guarantees was insignificant.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of December 31, 2019 the Company had unfunded commitments related to such investments in the amount of $1.9 million.

22. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly financial data for the year ended December 31, 2019.

	Three Month Period Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
(In thousands except per share amounts)
Net Interest Income
Interest income	$36,016	$38,547	$39,985	$45,353
Interest expense	(17,618)	(19,702)	(19,954)	(21,205)
Total net interest income	18,398	18,845	20,031	24,148
Other Income (Loss)
Realized gains (losses) on securities and loans, financial derivatives, and real estate owned, net	(16,950)	(12,327)	(4,827)	(7,266)
Unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned, net	20,452	13,300	7,970	6,139
Other, net	2,002	1,808	539	1,001
Total other income (loss)	5,504	2,781	3,682	(126)
Expenses
Base management fee to affiliate (Net of fee rebates of $447, $508, $503, and $509, respectively)(1)	1,722	1,661	1,942	2,663
Incentive fee to affiliate	—	—	—	116
Investment related expenses:
Servicing expense	2,393	2,244	1,940	2,055
Debt issuance costs related to Other secured borrowings, at fair value	—	1,671	—	1,865
Other	1,083	1,238	1,347	1,941
Professional fees	1,956	1,178	698	1,021
Compensation expense	1,072	903	712	962
Other expenses	985	1,053	1,156	1,160
Total expenses	9,211	9,948	7,795	11,783
Net Income (Loss) before Income Tax Expense and Earnings from Investments in Unconsolidated Entities	14,691	11,678	15,918	12,239
Income tax expense (benefit)	—	376	2	1,180
Earnings from investments in unconsolidated entities	1,797	2,354	2,796	3,262
Net Income (Loss)	16,488	13,656	18,712	14,321
Net income (loss) attributable to non-controlling interests	1,080	1,012	1,419	1,733
Dividends on preferred stock	—	—	—	1,466
Net Income (Loss) Attributable to Common Stockholders	$15,408	$12,644	$17,293	$11,122
Net Income (Loss) per Share of Common Stock:
Basic and Diluted (2)	$0.52	$0.43	$0.53	$0.31

(1)	See Note 13 for further details on management fee rebates.

(2)
For the year ended December 31, 2019 the sum of EPS for the four quarters of the year does not equal EPS as calculated for the entire year (see Note 17) as a result of changes in the number of shares of common stock outstanding during the year due to issuances of shares of common stock, as EPS is calculated using average shares of common stock outstanding during the period.

23. Subsequent Events
On January 8, 2020, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on February 25, 2020 to stockholders of record as of January 31, 2020.
On January 24, 2020, the Company completed a follow-on offering of 5,290,000 shares of its common stock, of which 690,000 shares were issued pursuant to the exercise of the underwriters' option. The issuance and sale of 5,290,000 shares of common stock generated net proceeds, after underwriters' discount and offering costs, of $95.3 million.
On February 7, 2020, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on March 25, 2020 to stockholders of record as of February 28, 2020.
On March 6, 2020, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on April 27, 2020 to stockholders of record as of March 31, 2020.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ellington Financial Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of assets, liabilities, and equity, including the consolidated condensed schedule of investments, of Ellington Financial LLC and its subsidiaries (the "Company") as of December 31, 2018, and the related consolidated statements of operations, of changes in equity and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 14, 2019
We have served as the Company's auditor since 2007.

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2018
(In thousands except per share amounts)
INVESTMENT INCOME
Interest income(1)	$131,027
Other income	4,014
Total investment income	135,041
EXPENSES
Base management fee to affiliate (Net of fee rebates of $1,380)(2)	7,573
Incentive fee to affiliate	715
Interest expense(1)	56,707
Other investment related expenses
Servicing expense	7,715
Debt issuance costs related to Other secured borrowings, at fair value	1,647
Other	7,592
Professional fees	3,902
Administration fees	734
Compensation expense	2,233
Insurance expense	487
Directors' fees and expenses	298
Share-based long term incentive plan unit expense	415
Other expenses	1,898
Total expenses	91,916
NET INVESTMENT INCOME	43,125
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	25,421
Financial derivatives, excluding currency hedges	(2,639)
Financial derivatives—currency hedges	4,475
Foreign currency transactions	4,131
31,388
Change in net unrealized gain (loss) on:
Investments	(25,947)
Other secured borrowings	758
Financial derivatives, excluding currency hedges	7,093
Financial derivatives—currency hedges	565
Foreign currency translation	(7,071)
(24,602)
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, OTHER SECURED BORROWINGS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	6,786

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)

Year Ended December 31, 2018

NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$49,911
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	3,235
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$46,676
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$1.52

(1)
Includes interest income and interest expense of a consolidated securitization trust of $6.0 million and $3.6 million, respectively, for the year ended December 31, 2018. See Note 6 for further details on the Company's consolidated securitization trust.

(2)	See Note 9 for further details on management fee rebates.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Year Ended December 31, 2018
	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (December 31, 2017)	$600,099	$20,862	$620,961
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			43,125
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			31,388
Change in net unrealized gain (loss) on investments, other secured borrowings, financial derivatives, and foreign currency translation			(24,602)
Net increase (decrease) in equity resulting from operations	46,676	3,235	49,911
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Shares issued in connection with incentive fee payment	71		71
Contributions from non-controlling interests		21,532	21,532
Dividends(1)	(50,388)	(348)	(50,736)
Distributions to non-controlling interests		(23,853)	(23,853)
Adjustment to non-controlling interest	(369)	369	—
Share-based long term incentive plan unit redemption and distribution	(9,537)	9,537	—
Shares repurchased	(23,131)		(23,131)
Share-based long term incentive plan unit awards	412	3	415
Net increase (decrease) in equity from transactions	(82,942)	7,240	(75,702)
Net increase (decrease) in equity	(36,266)	10,475	(25,791)
ENDING EQUITY (December 31, 2018)	$563,833	$31,337	$595,170

(1)	For the year ended December 31, 2018, dividends totaling $1.64 per common share and convertible unit outstanding, were declared.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2018
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$49,911
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	(25,368)
Change in net unrealized (gain) loss on investments, other secured borrowings, financial derivatives, and foreign currency translation	26,318
Amortization of premiums and accretion of discounts (net)	45,895
Purchase of investments	(3,350,398)
Proceeds from disposition of investments	1,868,532
Proceeds from principal payments of investments	497,858
Proceeds from investments sold short	2,674,841
Repurchase of investments sold short	(2,457,148)
Payments on financial derivatives	(119,490)
Proceeds from financial derivatives	121,904
Amortization of deferred debt issuance costs	263
Shares issued in connection with incentive fee payment	71
Share-based long term incentive plan unit expense	415
Interest income related to consolidated securitization trust(1)	(4,697)
Interest expense related to consolidated securitization trust(1)	4,313
Debt issuance costs related to Other secured borrowings, at fair value(1)	1,647
Repurchase agreements	94,675
(Increase) decrease in assets:
Receivable for securities sold and financial derivatives	(304,826)
Due from brokers	68,610
Interest and principal receivable	(7,988)
Other assets	28,234
Increase (decrease) in liabilities:
Due to brokers	3,832
Payable for securities purchased and financial derivatives	285,708
Accounts payable and accrued expenses	1,838
Other liabilities	(17)
Interest and dividends payable	1,255
Base management fee payable to affiliate	(369)
Net cash provided by (used in) operating activities	(494,181)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

Year Ended December 31, 2018
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Contributions from non-controlling interests	$21,532
Shares repurchased	(23,131)
Dividends paid	(50,736)
Distributions to non-controlling interests	(23,853)
Proceeds from issuance of Other secured borrowings	100,010
Principal payments on Other secured borrowings	(43,819)
Proceeds from issuance of Other secured borrowings, at fair value	102,706
Debt issuance costs related to Other secured borrowings, at fair value	(775)
Borrowings under reverse repurchase agreements	8,078,468
Repayments of reverse repurchase agreements	(7,668,798)
Net cash provided by (used in) financing activities	491,604
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,577)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	47,658
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$45,081
Supplemental disclosure of cash flow information:
Interest paid	$55,649
Shares issued in connection with incentive fee payment	71
Share-based long term incentive plan unit awards (non-cash)	415
Aggregate TBA trade activity (buys + sells) (non-cash)	29,752,907
Purchase of investments (non-cash)	(17,424)
Proceeds from principal payments of investments (non-cash)	49,731
Proceeds from the disposition of investments (non-cash)	17,424
Proceeds received from Other secured borrowings, at fair value (non-cash)	120,625
Principal payments on Other secured borrowings, at fair value (non-cash)	(49,731)
Repayments of reverse repurchase agreements (non-cash)	(120,136)
Expenses from issuance of other secured borrowings at fair value (non-cash)	(872)
Share-based long term incentive plan unit redemption (non-cash)	(9,537)
Contribution from non-controlling interests (non-cash)	9,537

(1)	Related to non-qualified mortgage securitization transactions. See Note 6 for further details.

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
(S) Non-controlling interests: Non-controlling interests include interests in the Operating Partnership represented by units convertible into the Company's common shares ("Convertible Non-controlling Interests"). Convertible Non-controlling Interests include both the OP LTIP Units and those common units ("OP Units") of the Operating Partnership not held by the Company. Non-controlling interests also include the interests of joint venture partners in certain of our consolidated subsidiaries. The joint venture partners' interests are not convertible into the Company's common shares. The Company adjusts the Convertible Non-controlling Interests to align their carrying value with their share of total outstanding Operating Partnership units, including both the OP Units held by the Company and the Convertible Non-controlling Interests. Any such adjustments are reflected in "Adjustment to non-controlling interest" on the Consolidated Statement of Changes in Equity. See Note 11 for further discussion of non-controlling interests.
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

The tables below include a roll-forward of the Company's financial instruments for the year ended December 31, 2018 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
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

5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the year ended December 31, 2018 are summarized in the table below:

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

While the Company retains credit risk in the securitization trust through its beneficial ownership of the most subordinated interests of the securitization trust, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the Issuer that most significantly impact the Issuer's economic performance. See Note 9 for further details on the Company's participation in the multi-seller consumer loan securitization.
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
See Note 9 for further details on the Company's participation in CLO transactions.
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

The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Consolidated Statement of Assets, Liabilities, and Equity as of December 31, 2018:

As of
(In thousands)	December 31, 2018
Assets:
Investments, at fair value	$314,202
Interest and dividends receivable	3,527
Liabilities:
Interest and dividends payable	103
Other secured borrowings, at fair value	297,948

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
The Company has completed securitization transactions, as discussed in Note 6, whereby it financed portfolios of non-QM loans. As of December 31, 2018 the fair value of the Company's outstanding liabilities associated with these securitization transactions were $297.9 million, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on Company's Consolidated Statement of Assets, Liabilities, and Equity in Other Secured Borrowings, at fair value. The weighted average coupon on the Certificates held by third parties was 3.72% as of December 31, 2018. As of December 31, 2018 the fair value of non-QM loans held in the securitization trusts were $314.2 million.
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
Summary information—For the year ended December 31, 2018 the total base management fee incurred, net of fee rebates, was $7.6 million.
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
For the year ended December 31, 2018 the Company reimbursed the Manager $6.5 million for previously incurred operating and compensation expenses.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Company's Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the year ended December 31, 2018 the amount of such fee rebates was $1.4 million, respectively.
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
10. Long-Term Incentive Plan Units
LTIP Units and OP LTIP Units held pursuant to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each LTIP Unit is convertible into one common share. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of common shares of the Company or for the cash value of such common shares, at the Company's election. Costs associated with the LTIP Units and the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with LTIP Units and OP LTIP Units issued under the Company's incentive plans for the year ended December 31, 2018 was $0.4 million.

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
The below table details unvested OP LTIP Units as of December 31, 2018:

Grant Recipient	Number of OP LTIP Units	Grant Date	Vesting Date(1)
Directors:
	14,440	September 12, 2018	September 11, 2019
Partially dedicated employees:
	8,692	December 11, 2018	December 11, 2019
	8,691	December 11, 2018	December 11, 2020
	1,723	March 7, 2018	March 7, 2019
	5,886	December 12, 2017	December 12, 2019
Total unvested OP LTIP Units at December 31, 2018	39,432

(1)	Date at which such OP LTIP Units will vest and become non-forfeitable.
The following table summarizes issuance and exercise activity of LTIP Units and OP LTIP Units for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Manager	Director/ Employee	Total
LTIP Units and OP LTIP Units Outstanding (December 31, 2017)	375,000	116,159	491,159
Granted	—	33,546	33,546
Exercised	—	(3,334)	(3,334)
LTIP Units and OP LTIP Units Outstanding (December 31, 2018)	375,000	146,371	521,371
LTIP Units and OP LTIP Units Vested and Outstanding (December 31, 2018)	375,000	106,939	481,939

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
12. Common Share Capitalization
During the year ended December 31, 2018 the Board of Directors authorized dividends totaling $1.64 per share. Total dividends paid during the year ended December 31, 2018 were $50.7 million, respectively.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common shares for the year ended December 31, 2018:

Year Ended December 31, 2018
Common Shares Outstanding (December 31, 2017)	31,335,938
Share Activity:
Shares repurchased	(1,547,148)
Director LTIP Units exercised	3,334
Shares issued in connection with incentive fee payment	4,477
Common Shares Outstanding (December 31, 2018)	29,796,601

If all LTIP Units, OP LTIP Units, and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of December 31, 2018 the Company's issued and outstanding common shares would increase to 30,529,972.
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

13. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

Year Ended December 31, 2018
(In thousands except share amounts)
Net increase (decrease) in shareholders' equity resulting from operations	$46,676
Add: Net increase (decrease) in equity resulting from operations attributable to participating non-controlling interests(1)	319
Net increase (decrease) in equity resulting from operations related to common shares, LTIP Unit holders, and participating non-controlling interests	46,995
Net increase (decrease) in shareholders' equity resulting from operations available to common share and LTIP Unit holders:
Net increase (decrease) in shareholders' equity resulting from operations–common shares	45,922
Net increase (decrease) in shareholders' equity resulting from operations–LTIP Units	753
Dividends Paid:
Common shareholders	(49,576)
LTIP Unit holders	(812)
Non-controlling interests	(348)
Total dividends paid to common shareholders, LTIP Unit holders, and non-controlling interests	(50,736)
Undistributed (Distributed in excess of) earnings:
Common shareholders	(3,653)
LTIP Unit holders	(59)
Non-controlling interests	(29)
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP Unit holders, and non-controlling interests	$(3,741)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	30,297,401
Weighted average participating LTIP Units	496,962
Weighted average non-controlling interest units	212,000
Basic earnings per common share:
Distributed	$1.64
Undistributed (Distributed in excess of)	(0.12)
$1.52
Diluted earnings per common share:
Distributed	$1.64
Undistributed (Distributed in excess of)	(0.12)
$1.52

(1)
For the year ended December 31, 2018, excludes net increase (decrease) in equity resulting from operations of $2.9 million attributable to joint venture partners, which have non-participating interests as described in Note 11.

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
18. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

Year Ended December 31, 2018
Beginning Shareholders' Equity Per Share (December 31, 2017)	$19.15
Net Investment Income	1.42
Net Realized/Unrealized Gains (Losses)	0.23
Results of Operations Attributable to Equity	1.65
Less: Results of Operations Attributable to Non-controlling Interests	(0.11)
Results of Operations Attributable to Shareholders' Equity(1)	1.54
Dividends Paid to Common Shareholders	(1.64)
Weighted Average Share Impact on Dividends Paid (2)	(0.03)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	(0.10)
Ending Shareholders' Equity Per Share (December 31, 2018)(3)	$18.92
Shares Outstanding, end of period	29,796,601

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 13).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP Units and OP Units previously issued were vested and exchanged for common shares as of December 31, 2018 shareholders' equity per share would be $18.92.
Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

Year Ended December 31, 2018(2)
Total Return	7.38%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.

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

Market Based Total Return for a Shareholder:
For the year ended December 31, 2018 the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 17.30%. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.

Net Investment Income Ratio to Average Equity: (1)

Year Ended December 31, 2018
Net Investment Income	7.04%

(1)	Average equity is calculated using month end values.
Expense Ratios to Average Equity: (1)

Year Ended December 31, 2018
Operating expenses, before interest expense and other investment related expenses	(2.86)%
Incentive fee	(0.12)%
Interest expense and other investment related expenses	(12.03)%
Total Expenses	(15.01)%

(1)	Average equity is calculated using month end values.

19. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly financial data for the year ended December 31, 2018.

	Three Month Period Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
(In thousands except per share amounts)
INVESTMENT INCOME
Interest income(1)	$28,092	$31,941	$35,300	$35,694
Other income	716	1,094	1,046	1,157
Total investment income	28,808	33,035	36,346	36,851
EXPENSES
Base management fee to affiliate(2)	1,978	2,021	1,830	1,744
Incentive fee to affiliate	—	291	424	—
Interest expense(1)	11,562	13,383	15,678	16,083
Other investment related expenses	2,952	3,771	4,384	4,201
Other operating expenses	2,074	2,578	2,352	4,609
Total expenses	18,566	22,044	24,668	26,637
NET INVESTMENT INCOME	10,242	10,991	11,678	10,214
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Company's internal control over financial reporting as of December 31, 2019. Their report appears on page 89 of this Annual Report on Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2020 annual stockholders' meeting.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2020 annual stockholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2020 annual stockholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2020 annual stockholders' meeting.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2020 annual stockholders' meeting.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report:
1. Financial Statements:
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
3. Exhibits:

Exhibit	Description
3.1	Certificate of Incorporation of Ellington Financial Inc. (incorporated by reference to the current report on Form 8-K (No. 001-34569), filed on March 4, 2019)

3.2	Bylaws of Ellington Financial Inc. (incorporated by reference to the current report on Form 8-K (No. 001-34569), filed on March 4, 2019)

3.3
Certificate of Designations of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to the registration statement on Form 8-A filed on October 21, 2019)

4.1
Indenture, dated as of February 13, 2019, among EF Holdco Inc., EF Cayman Holdings Ltd., Ellington Financial LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to the current report on Form 8-K (No. 001-34569), filed on February 13, 2019)

4.2	Form of EF Holdco Inc.’s and EF Cayman Holdings Ltd.’s 5.50% Senior Notes due 2022 (included in Exhibit 4.3)

4.3	Description of Securities Registered under Section 12 of the Exchange Act.

10.1	Seventh Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of March 13, 2018

10.2
Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013 (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.3
First Amendment to Limited Liability Company Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013. (incorporated by reference to the Current Report on Form 8-K filed on October 22, 2019)

10.4†	2007 Incentive Plan for Individuals (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.5†	2007 Incentive Plan for Entities (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.6†	Ellington Financial LLC 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.7†	Form of LTIP Unit Award Agreement for Directors (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.8†	Form of LTIP Unit Award Agreement for Individuals (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.9†	Form of Individual LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.10†	Form of Non-Employee Director LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.11†	Form of OP LTIP Unit Award for Directors (incorporated by reference to Form 10-Q for the Quarter Ended September 30, 2019).

Exhibit	Description
(continued)
10.12†	Form of OP LTIP Unit Award for Officers (incorporated by reference to Form 10-Q for the Quarter Ended September 30, 2019).

10.13†	Form of Indemnity Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on September 3, 2009, as amended)

21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON FINANCIAL INC.
Date:	March 13, 2020	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
We, the undersigned officers and directors of Ellington Financial Inc., hereby severally constitute Laurence Penn, Daniel Margolis, Jason Frank and JR Herlihy, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Ellington Financial Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2020
LAURENCE PENN

/s/ JR HERLIHY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2020
JR HERLIHY

/s/ LISA MUMFORD	Director	March 13, 2020
LISA MUMFORD

/s/ THOMAS F. ROBARDS	Chairman of the Board	March 13, 2020
THOMAS F. ROBARDS

/s/ RONALD I. SIMON PH.D	Director	March 13, 2020
RONALD I. SIMON PH.D

/s/ EDWARD RESENDEZ	Director	March 13, 2020
EDWARD RESENDEZ