Form 10-Q
period 2020-03-31
Ellington Financial Inc.
filed 2020-05-21
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of May 15, 2020: 43,779,924

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2020	December 31, 2019
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$136,740	$72,302
Restricted cash(1)	175	175
Securities, at fair value(1)	1,481,395	2,449,941
Loans, at fair value(1)	1,443,589	1,412,426
Investments in unconsolidated entities, at fair value(1)	65,397	71,850
Real estate owned(1)	25,054	30,584
Financial derivatives—assets, at fair value	31,752	16,788
Reverse repurchase agreements	13,239	73,639
Due from brokers(1)	166,516	79,829
Investment related receivables(1)	408,332	123,120
Other assets(1)	5,453	7,563
Total Assets	$3,777,642	$4,338,217
Liabilities
Securities sold short, at fair value	$13,291	$73,409
Repurchase agreements(1)	2,034,225	2,445,300
Financial derivatives—liabilities, at fair value	47,772	27,621
Due to brokers	17,138	2,197
Investment related payables(1)	19,170	66,133
Other secured borrowings(1)	177,855	150,334
Other secured borrowings, at fair value(1)	549,668	594,396
Senior notes, net	85,363	85,298
Base management fee payable to affiliate	2,443	2,663
Incentive fee payable to affiliate	—	116
Dividends payable	7,952	6,978
Interest payable(1)	5,283	7,320
Accrued expenses and other liabilities(1)	8,001	7,753
Total Liabilities	2,968,161	3,469,518
Commitments and contingencies (Note 21)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable; 4,600,000 shares issued and outstanding, respectively ($115,000 liquidation preference)	111,034	111,034
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 43,779,924 and 38,647,943 shares issued and outstanding, respectively	44	39
Additional paid-in-capital	916,006	821,747
Retained earnings (accumulated deficit)	(252,701)	(103,555)
Total Stockholders' Equity	774,383	829,265
Non-controlling interests(1)	35,098	39,434
Total Equity	809,481	868,699
Total Liabilities and Equity	$3,777,642	$4,338,217

(1)
Ellington Financial Inc.'s Condensed Consolidated Balance Sheet includes assets and liabilities of variable interest entities it has consolidated. See Note 9 for additional details on Ellington Financial Inc.'s consolidated variable interest entities.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2020	March 31, 2019
(In thousands, except per share amounts)	Expressed in U.S. Dollars
Net Interest Income
Interest income	$52,108	$36,016
Interest expense	(22,090)	(17,618)
Total net interest income	30,018	18,398
Other Income (Loss)
Realized gains (losses) on securities and loans, net	12,260	(5,322)
Realized gains (losses) on financial derivatives, net	(12,406)	(11,570)
Realized gains (losses) on real estate owned, net	350	(58)
Unrealized gains (losses) on securities and loans, net	(133,738)	26,388
Unrealized gains (losses) on financial derivatives, net	(9,984)	(5,689)
Unrealized gains (losses) on real estate owned, net	(357)	(247)
Other, net	1,679	2,002
Total other income (loss)	(142,196)	5,504
Expenses
Base management fee to affiliate (Net of fee rebates of $507 and $447, respectively)(1)	2,443	1,722
Investment related expenses:
Servicing expense	2,531	2,393
Other	1,423	1,083
Professional fees	1,277	1,956
Compensation expense	788	1,072
Other expenses	1,752	985
Total expenses	10,214	9,211
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	(122,392)	14,691
Income tax expense (benefit)	(547)	—
Earnings (losses) from investments in unconsolidated entities	(6,497)	1,797
Net Income (Loss)	(128,342)	16,488
Net income (loss) attributable to non-controlling interests	(885)	1,080
Dividends on preferred stock	1,941	—
Net Income (Loss) Attributable to Common Stockholders	$(129,398)	$15,408
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$(3.04)	$0.52

(1)	See Note 13 for further details on management fee rebates.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, January 1, 2019	$—	29,796,601	$—	$665,356	$(101,523)	$563,833	$31,337	$595,170
Share conversion(1)		—	30	(30)	—	—	—	—
Net income (loss)					15,408	15,408	1,080	16,488
Contributions from non-controlling interests							2,512	2,512
Common dividends(2)					(16,360)	(16,360)	(404)	(16,764)
Distributions to non-controlling interests							(4,306)	(4,306)
Adjustment to non-controlling interests				(4)		(4)	4	—
Repurchase of shares of common stock		(50,825)	—	(782)		(782)		(782)
Share-based long term incentive plan unit awards				114		114	2	116
BALANCE, March 31, 2019	$—	29,745,776	$30	$664,654	$(102,475)	$562,209	$30,225	$592,434

BALANCE, December 31, 2019	$111,034	38,647,943	$39	$821,747	$(103,555)	$829,265	$39,434	$868,699
Net income (loss)					(127,457)	(127,457)	(885)	(128,342)
Net proceeds from the issuance of common stock(3)		5,290,000	5	95,287		95,292	—	95,292
Shares of common stock issued in connection with incentive fee payment		637	—	12		12	—	12
Contributions from non-controlling interests							3,487	3,487
Common dividends(2)					(19,748)	(19,748)	(309)	(20,057)
Preferred dividends					(1,941)	(1,941)	—	(1,941)
Distributions to non-controlling interests							(4,798)	(4,798)
Conversion of non-controlling interest units to shares of common stock		129,516	—	2,378		2,378	(2,378)	—
Adjustment to non-controlling interests		—	—	(545)		(545)	545	—
Repurchase of shares of common stock		(288,172)	—	(3,035)		(3,035)		(3,035)
Share-based long term incentive plan unit awards		—	—	162		162	2	164
BALANCE, March 31, 2020	$111,034	43,779,924	$44	$916,006	$(252,701)	$774,383	$35,098	$809,481

(1)	See Note 1 for further details on the share conversion.

(2)	For the three-month periods ended March 31, 2020 and 2019, dividends totaling $0.45 and $0.55, respectively, per share of common stock and convertible unit outstanding, were declared.

(3)	Net of underwriters' discounts and offering costs.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2020	March 31, 2019
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$28,867	$20,992
Cash Flows from Investing Activities:
Purchase of securities	(827,252)	(617,445)
Purchase of loans	(273,571)	(260,716)
Capital improvements of real estate owned	—	(240)
Proceeds from disposition of securities	1,241,449	682,337
Proceeds from disposition of loans	38	10,296
Contributions to investments in unconsolidated entities	(3,034)	(13,245)
Distributions from investments in unconsolidated entities	13,824	27,585
Proceeds from disposition of real estate owned	6,946	9
Proceeds from principal payments of securities	135,093	36,414
Proceeds from principal payments of loans	154,441	87,481
Proceeds from securities sold short	201,998	278,033
Repurchase of securities sold short	(265,932)	(329,382)
Payments on financial derivatives	(48,081)	(32,285)
Proceeds from financial derivatives	26,877	22,161
Payments made on reverse repurchase agreements	(5,880,200)	(1,536,791)
Proceeds from reverse repurchase agreements	5,940,600	1,572,683
Due from brokers, net	(3,029)	11,026
Due to brokers, net	8,287	(2,476)
Net cash provided by (used in) investing activities	428,454	(64,555)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	95,537	—
Offering costs paid	(253)	—
Repurchase of common stock	(3,035)	(782)
Dividends paid	(21,024)	(12,497)
Contributions from non-controlling interests	3,487	2,512
Distributions to non-controlling interests	(4,798)	(4,306)
Proceeds from issuance of Other secured borrowings	31,913	16,680
Principal payments on Other secured borrowings	(10,662)	(13,465)
Borrowings under repurchase agreements	1,856,666	1,507,161
Repayments of repurchase agreements	(2,267,741)	(1,443,871)
Due from brokers, net	(73,544)	3,707
Due to brokers, net	571	(606)
Net cash provided by (used in) financing activities	(392,883)	54,533
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	64,438	10,970
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	72,477	45,081
Cash, Cash Equivalents, and Restricted Cash, End of Period	$136,915	$56,051

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2020	March 31, 2019
(In thousands)	Expressed in U.S. Dollars
Supplemental disclosure of cash flow information:
Interest paid	$24,126	$19,782
Dividends payable	7,952	4,267
Transfers from mortgage loans to real estate owned (non-cash)	1,422	299
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	10,833	—
Purchase of loans (non-cash)	(6,270)	—
Proceeds from issuance of Other secured borrowings (non-cash)	6,270	—
Proceeds from principal payments of investments (non-cash)	44,704	15,767
Principal payments on Other secured borrowings, at fair value (non-cash)	(44,704)	(15,767)
Repayment of senior notes (non-cash)	—	(86,000)
Issuance of senior notes (non-cash)	—	86,000

(1)	Net of underwriters' discounts.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
Ellington Financial Operating Partnership LLC (the "Operating Partnership"), a 98.8% owned consolidated subsidiary of Ellington Financial Inc., was formed as a Delaware limited liability company on December 14, 2012 and commenced operations on January 1, 2013. All of Ellington Financial Inc.'s operations and business activities are conducted through the Operating Partnership. Ellington Financial Inc., the Operating Partnership, and their consolidated subsidiaries are hereafter collectively referred to as the "Company." All intercompany accounts are eliminated in consolidation.
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
COVID-19 Impact
During the first quarter of 2020, there was a worldwide outbreak of a novel coronavirus disease, or "COVID-19." The outbreak was declared a pandemic by the World Health Organization and numerous countries, including the United States, have responded by instituting quarantines or lockdowns, imposing restrictions on travel, restrictions on the ability of individuals to assemble in groups, and restrictions on the ability of certain businesses to operate, all of which have resulted in significant disruptions in the U.S. and global economies. In mid-March 2020, adverse economic conditions related to the COVID-19 pandemic began to impact the Company's financial position and results of operations. The COVID-19 pandemic has contributed to volatility, dislocations in the financial markets, and illiquidity. As a result, the Company received margin calls under its repurchase agreements that were higher than typical historical levels. The Company satisfied all of these margin calls. Actions during the second half of March 2020 by the U.S. Federal Reserve helped stabilize the market for certain assets, including Agency RMBS and investment-grade corporate bonds, while other sectors, including non-investment-grade CMBS and CLOs, noticeably lagged. In light of the heightened levels of market volatility and systemic liquidity risk experienced during the first quarter of 2020, the Company proactively reduced the size of its Agency RMBS portfolio, thereby bolstering its liquidity and lowering its leverage.

The Company's management team has implemented business continuity plans, and the Company, the Manager, and Ellington continue to be fully operational in a largely work-from-home environment.
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," and Regulation S-X. The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, its subsidiaries, and variable interest entities, or "VIEs," for which the Company is deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material (particularly in light of the significant volatility, lack of pricing transparency, and market dislocations that have been caused by the COVID-19 pandemic, and associated responses to the pandemic). In management's opinion, all material adjustments considered necessary for a fair statement of the Company's interim condensed consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in the condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and Part II. Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.
The Company adopted ASC 946, Financial Services—Investment Companies ("ASC 946") upon its commencement of operations in August 2007, and applied U.S. GAAP for investment companies. In connection with the Company's internal restructuring and the Company's intention to qualify as a REIT for the year ended December 31, 2019, the Company determined that, effective January 1, 2019, it no longer qualified for investment company accounting in accordance with ASC 946-10-25, and has prospectively discontinued its use. The Company elected the fair value option, or "FVO," for, and therefore the Company continued to measure at fair value, those of its assets and liabilities it had previously measured at fair value and for which such election is permitted, as provided for under ASC 825, Financial Instruments ("ASC 825"). Due to the prospective application of a change in accounting as required under ASC 946-10-25-2, the Company determined that the presentation of its condensed consolidated financial statements for periods beginning after December 31, 2018 are not comparable to the condensed consolidated financial statements previously prepared for prior periods for which the Company applied ASC 946.
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

•
Forward settling to-be-announced mortgage-backed-securities, or "TBAs," are no longer classified as investments. TBAs will be classified as financial derivatives, with the difference between the forward contract price and the market value of the TBA position as of the reporting date included in Unrealized gains (losses) on financial derivatives, net, on the Condensed Consolidated Statement of Operations; and

•
The Company is required to account for certain of its equity investments under ASC 323-10, Investments—Equity Method and Joint Ventures ("ASC 323-10"). The Company has elected the FVO for such equity investments and changes in fair value will be reported in Earnings (losses) from investments in unconsolidated entities, on the Condensed Consolidated Statement of Operations.

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
Periods after January 1, 2020—For periods subsequent to the Company's application of the principles of ASU 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13"), as discussed below, the Company evaluates the cost basis of its investments in securities on at least a quarterly basis, under ASC 326-30, Financial Instruments—Credit Losses: Available-for-Sale Debt Securities ("ASC 326-30"). When the fair value of a security is less than its amortized cost basis as of the balance sheet date, the security's cost basis is considered impaired. The Company must evaluate the decline in the fair value of the impaired security and determine whether such decline resulted from a credit loss or non-credit related factors. In its assessment of whether a credit loss exists, the Company compares the present value of estimated future cash flows of the impaired security with the amortized cost basis of such security. The estimated future cash flows reflect those that a "market participant" would use and typically include assumptions related to fluctuations in interest rates, prepayment speeds, default rates, collateral performance, and the timing and amount of projected credit losses, as well incorporating observations of current market developments and events. Cash flows are discounted at an interest rate equal to the current yield used to accrete interest income. If the present value of estimated future cash flows is less than the amortized cost basis of the security, an expected credit loss exists and is included in Unrealized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
Periods prior to January 1, 2020—For periods prior to the Company's adoption of ASU 2016-13, the Company evaluated the cost basis of its investments in securities for other-than-temporary impairment, or "OTTI," on at least a quarterly basis.
When the fair value of a security was less than its amortized cost basis as of the balance sheet date, the security's cost basis was considered impaired, and the impairment was designated as either temporary or other-than-temporary. When a security's cost basis was impaired, an OTTI was considered to have occurred if (i) the Company intended to sell the security, (ii) it was more likely than not that the Company would have been required to sell the security before recovery of its amortized cost basis, or (iii) the Company did not expect to recover the security's amortized cost basis, even if the Company did not intend to sell the security and it was not more likely than not that the Company would have been required to sell the security. Additionally, for securities accounted for under ASC 325-40, an impairment of the cost basis was recorded when there was an adverse change in the expected cash flows to be received and the fair value of the security was less than its carrying amount. Any resulting OTTI adjustments made to the cost basis of the security were reflected in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
(D) Accounting for Loans: The Company's loan portfolio primarily consists of residential mortgage, commercial mortgage, and consumer loans. The Company's loans are accounted for under ASC 310-10, Receivables, and are classified as held-for-investment when the Company has the intent and ability to hold such loans for the foreseeable future or to maturity/payoff. When the Company has the intent to sell loans, such loans will be classified as held-for-sale. Mortgage loans held-for-sale are accounted for under ASC 948-310, Financial services—mortgage banking. The Company may aggregate its loans into pools based on common risk characteristics at purchase. The Company has chosen to elect the FVO pursuant to ASC 825 for its loan portfolios. Loans are recorded at fair value on the Condensed Consolidated Balance Sheet and changes in fair value are recorded in earnings on the Condensed Consolidated Statement of Operations as a component of Unrealized gains (losses) on securities and loans, net. The Company generates income from fees on certain loans, generally commercial mortgage loans, that it originates and holds for investment, including origination and exit fees. Such fee income is recorded when earned and included in Other, net on the Condensed Consolidated Statement of Operations. Transfers between held-for-investment and held-for-sale occur once the Company's intent to sell the loans changes.
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
The Company evaluates the collectibility of both interest and principal on each of its loan investments and whether the cost basis of the loan is impaired. A loan's cost basis is impaired when, based on current information and market developments, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan's cost basis is impaired, the Company does not record an allowance for loan loss as it elected the FVO on all of its loan investments.
Periods after January 1, 2020—For periods subsequent to the Company's application of the principles of ASU 2016-13, in its assessment of whether a credit loss exists, the Company compares the present value of the amount expected to be collected on the impaired loan with the amortized cost basis of such loan. If the present value of the amount expected to be collected on the impaired loan is less than the amortized cost basis of such, an expected credit loss exists and is included in Unrealized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
Periods prior to January 1, 2020—For periods prior to the Company's application of the principles of ASU 2016-13, the Company recognized impairments through an adjustment to the amortized cost basis; the Company recognized a realized loss in the period such adjustment was made, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
(E) Interest Income: The Company amortizes premiums and accretes discounts on its debt securities. Coupon interest income on fixed-income investments is generally accrued based on the outstanding principal balance or notional value and the current coupon rate.
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
For debt securities (generally non-Agency RMBS, CMBS, ABS, CLOs, and interest only securities) that are deemed not to be of high credit quality at the time of purchase, interest income is recognized based on the effective interest method. For purposes of estimating future expected cash flows, management uses assumptions including, but not limited to, assumptions for future prepayment rates, default rates, and loss severities (each of which may in turn incorporate various macro-economic assumptions, such as future housing prices, GDP growth rates, and unemployment rates). These assumptions are re-evaluated not less than quarterly. Changes in projected cash flows may result in prospective changes in the yield/interest income recognized on such securities based on the updated expected future cash flows.
For each loan purchased with the expectation that both interest and principal will be paid in full, the Company generally amortizes or accretes any premium or discount over the life of the loan utilizing the effective interest method. However, based on current information and market developments, the Company re-assesses the collectibility of interest and principal, and generally designates a loan as in non-accrual status either when any payments have become 90 or more days past due, or when, in the opinion of management, it is probable that the Company will be unable to collect either interest or principal in full. Once a loan is designated as in non-accrual status, as long as principal is still expected to be collectible in full, interest payments are recorded as interest income only when received (i.e., under the cash basis method); accruals of interest income are only resumed when the loan becomes contractually current and performance is demonstrated to be resumed. However, if principal is not expected to be collectible in full, the cost recovery method is used (i.e., no interest income is recognized, and all payments received—whether contractually interest or principal—are applied to cost).
Periods after January 1, 2020—Certain of the Company's debt securities and loans, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination. For periods subsequent to the Company's application of the principles of ASU 2016-13, if the Company projects a significant difference between contractual cash flows and expected cash flows at the date of acquisition for a particular asset, it establishes an initial estimate for credit losses as an adjustment to the amortized cost basis of the asset. The Company then tracks the adjustment for credit losses for purposes of calculating interest income. The Company determines the effective interest rate for the asset after adjusting the amortized cost basis at acquisition. The Company will continue to track subsequent changes in estimated future cash flows through the adjustment for estimated credit losses as appropriate.
Periods prior to January 1, 2020—Prior to the Company's application of the principles of ASU 2016-13, for each loan acquired that had evidence of credit deterioration since origination and the expectation that either principal or interest would not be paid in full, interest income was generally recognized using the effective interest method for so long as the cash flows could be reasonably estimated. Here, instead of amortizing the purchase discount (i.e., the excess of the unpaid principal balance over the purchase price) over the life of the loan, the Company effectively amortized the accretable yield (i.e., the excess of the Company's estimate of the total cash flows to be collected over the life of the loan over the purchase price). Not less than quarterly, the Company updated its estimate of the cash flows expected to be collected over the life of the loan, and applied revised yields prospectively.
In estimating future cash flows on the Company's debt securities, there are a number of assumptions that will be subject to significant uncertainties and contingencies, including, in the case of MBS, assumptions relating to prepayment rates, default rates, loan loss severities, and loan repurchases. These estimates require the use of a significant amount of judgment.
(F) Investments in unconsolidated entities: The Company has made and may in the future make non-controlling equity investments in various entities, such as loan originators. Such investments are generally in the form of preferred and/or common equity, or membership interests. In certain cases, the Company can exercise significant influence over the entity (e.g. by having representation on the entity's board of directors) but the requirements for consolidation under ASC 810 are not met; in such cases the Company is required to account for such equity investments under ASC 323-10. The Company has chosen to elect the FVO pursuant to ASC 825 for its investments in unconsolidated entities, which, in management's view, more appropriately reflects the results of operations for a particular reporting period, as all investment activities will be recorded in a similar manner. The period change in fair value of the Company's investments in unconsolidated entities is recorded on the Condensed Consolidated Statement of Operations in Earnings (losses) from investments in unconsolidated entities.
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
(S) Investment Related Receivables: Investment related receivables on the Company's Condensed Consolidated Balance Sheet includes receivables for securities sold and interest and principal receivable on securities and loans.
(T) Long Term Incentive Plan Units: Long term incentive plan units of the Operating Partnership ("OP LTIP Units") have been issued to certain Ellington personnel dedicated or partially dedicated to the Company, certain of the Company's directors, as well as the Manager. Costs associated with OP LTIP Units issued to dedicated or partially dedicated personnel, or to the Company's directors, are measured as of the grant date based on the Company's closing stock price on the New York Stock Exchange and are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. The vesting periods for OP LTIP Units are typically one year from issuance for non-executive directors, and are typically one year to two years from issuance for dedicated or partially dedicated personnel.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is more than 50% likely to be realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or its open tax years. In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and its open tax years. The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying condensed consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof.
(AA) Recent Accounting Pronouncements: In August 2018, the Financial Accounting Standards Board, or "FASB," issued ASU 2018-13, Fair Value Measurement—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). This amends ASC 820 to remove or modify various current disclosure requirements related to fair value measurement. Additionally, ASU 2018-13 requires certain additional disclosures around fair value measurement. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those years, with early adoption permitted. Entities are permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The adoption of ASU 2018-13 did not have a material impact on the Company's condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, which introduced a new model related to the accounting for credit losses on financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. ASU 2016-13 amends the guidance which required an OTTI charge only when fair value is below the amortized cost of an asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists; as a result, there is no longer an other-than-temporary impairment model. In addition, credit losses on available-for-sale debt securities will now be limited to the difference between the security's amortized cost basis and its fair value. The new debt security model will also require the use of an allowance to record estimated credit losses. While generally not applicable for financial assets for which the fair value option has been elected, the Company has applied the principles of ASU 2016-13 as described above. The adoption of ASU 2018-13 did not have a material impact on the Company's condensed consolidated financial statements.

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:
March 31, 2020:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$995,020	$20,981	$1,016,001
Non-Agency RMBS	—	68,506	94,197	162,703
CMBS	—	55,539	20,276	75,815
CLOs	—	125,469	43,804	169,273
Asset-backed securities, backed by consumer loans	—	—	54,627	54,627
Corporate debt securities	—	—	610	610
Corporate equity securities	—	—	712	712
U.S. Treasury securities	—	1,654	—	1,654
Loans, at fair value:
Residential mortgage loans	—	—	939,372	939,372
Commercial mortgage loans	—	—	303,300	303,300
Consumer loans	—	—	194,803	194,803
Corporate loans	—	—	6,114	6,114
Investment in unconsolidated entities, at fair value	—	—	65,397	65,397
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	353	353
Credit default swaps on asset-backed indices	—	14,276	—	14,276
Credit default swaps on corporate bonds	—	1,202	—	1,202
Credit default swaps on corporate bond indices	—	3,732	—	3,732
Interest rate swaps	—	8,592	—	8,592
TBAs	—	551	—	551
Total return swaps	—	—	37	37
Options	—	2,658	—	2,658
Warrants	—	126	—	126
Futures	37	—	—	37
Forwards	—	188	—	188
Total assets	$37	$1,277,513	$1,744,583	$3,022,133

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(11,872)	$—	$(11,872)
Corporate debt securities	—	(1,419)	—	(1,419)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(162)	—	(162)
Credit default swaps on corporate bonds	—	(62)	—	(62)
Credit default swaps on corporate bond indices	—	(1,922)	—	(1,922)
Interest rate swaps	—	(32,286)	—	(32,286)
TBAs	—	(6,391)	—	(6,391)
Futures	(6,049)	—	—	(6,049)
Forwards	—	(61)	—	(61)
Total return swaps	—	—	(839)	(839)
Other secured borrowings, at fair value	—	—	(549,668)	(549,668)
Total liabilities	$(6,049)	$(54,175)	$(550,507)	$(610,731)

December 31, 2019:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$1,917,059	$19,904	$1,936,963
Non-Agency RMBS	—	76,969	89,581	166,550
CMBS	—	95,063	29,805	124,868
CLOs	—	125,464	44,979	170,443
Asset-backed securities, backed by consumer loans	—	—	48,610	48,610
Corporate debt securities	—	—	1,113	1,113
Corporate equity securities	—	—	1,394	1,394
Loans, at fair value:
Residential mortgage loans	—	—	932,203	932,203
Commercial mortgage loans	—	—	274,759	274,759
Consumer loans	—	—	186,954	186,954
Corporate loans	—	—	18,510	18,510
Investment in unconsolidated entities, at fair value	—	—	71,850	71,850
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	993	993
Credit default swaps on asset-backed indices	—	3,319	—	3,319
Credit default swaps on corporate bonds	—	2	—	2
Credit default swaps on corporate bond indices	—	5,599	—	5,599
Interest rate swaps	—	5,468	—	5,468
TBAs	—	596	—	596
Total return swaps	—	—	620	620
Futures	148	—	—	148
Forwards	—	43	—	43
Total assets	$148	$2,229,582	$1,721,275	$3,951,005
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(72,938)	$—	$(72,938)
Corporate debt securities	—	(471)	—	(471)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(250)	—	(250)
Credit default swaps on corporate bonds	—	(1,693)	—	(1,693)
Credit default swaps on corporate bond indices	—	(14,524)	—	(14,524)
Interest rate swaps	—	(8,719)	—	(8,719)
TBAs	—	(1,012)	—	(1,012)
Futures	(45)	—	—	(45)
Forwards	—	(169)	—	(169)
Total return swaps	—	(773)	(436)	(1,209)
Other secured borrowings, at fair value	—	—	(594,396)	(594,396)
Total liabilities	$(45)	$(100,549)	$(594,832)	$(695,426)

The following tables identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2020 and December 31, 2019:
March 31, 2020:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$60,935	Market Quotes	Non Binding Third-Party Valuation	$1.75	$291.19	$99.35
CMBS	15,245	Market Quotes	Non Binding Third-Party Valuation	4.78	59.70	44.50
CLOs	34,470	Market Quotes	Non Binding Third-Party Valuation	20.00	310.00	67.98
Agency interest only RMBS	9,347	Market Quotes	Non Binding Third-Party Valuation	0.76	23.12	9.96
Corporate loans	6,114	Market Quotes	Non Binding Third-Party Valuation	100.00	100.00	100.00
ABS backed by consumer loans	126	Market Quotes	Non Binding Third-Party Valuation	94.80	95.87	95.37
Non-Agency RMBS	33,262	Discounted Cash Flows	Yield	1.6%	49.5%	13.2%
			Projected Collateral Prepayments	0.6%	74.5%	49.1%
			Projected Collateral Losses	0.0%	22.2%	6.3%
			Projected Collateral Recoveries	0.0%	27.7%	8.8%
			Projected Collateral Scheduled Amortization	14.2%	85.9%	35.8%
						100.0%
Non-Agency CMBS	5,031	Discounted Cash Flows	Yield	10.2%	31.8%	15.5%
			Projected Collateral Losses	0.0%	0.2%	0.2%
			Projected Collateral Recoveries	0.0%	1.8%	1.7%
			Projected Collateral Scheduled Amortization	98.0%	100.0%	98.1%
						100.0%
Corporate debt and equity	1,322	Discounted Cash Flows	Yield	10.0%	10.0%	10.0%
CLOs	9,334	Discounted Cash Flows	Yield	14.4%	16.7%	15.0%
			Projected Collateral Prepayments	63.5%	63.5%	63.5%
			Projected Collateral Losses	24.8%	24.8%	24.8%
			Projected Collateral Recoveries	11.0%	11.0%	11.0%
			Projected Collateral Scheduled Amortization	0.7%	0.7%	0.7%
						100.0%
ABS backed by consumer loans	54,501	Discounted Cash Flows	Yield	14.0%	19.9%	14.0%
			Projected Collateral Prepayments	0.0%	9.9%	7.7%
			Projected Collateral Losses	0.9%	20.2%	15.6%
			Projected Collateral Scheduled Amortization	70.3%	99.1%	76.7%
						100.0%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Consumer loans	$194,803	Discounted Cash Flows	Yield	9.0%	12.0%	10.1%
			Projected Collateral Prepayments	0.0%	41.5%	14.0%
			Projected Collateral Losses	1.8%	86.6%	10.6%
			Projected Collateral Scheduled Amortization	13.4%	98.2%	75.4%
						100.0%
Performing commercial mortgage loans	292,551	Discounted Cash Flows	Yield	7.0%	12.3%	8.5%
Non-performing commercial mortgage loans	10,749	Discounted Cash Flows	Yield	14.4%	14.4%	14.4%
			Months to Resolution	8.8	8.8	8.8
Performing and re-performing residential mortgage loans	347,346	Discounted Cash Flows	Yield	1.7%	20.9%	7.9%
Securitized residential mortgage loans(1)(2)	581,181	Discounted Cash Flows	Yield	3.7%	4.1%	3.9%
Non-performing residential mortgage loans	10,845	Discounted Cash Flows	Yield	3.9%	24.6%	11.6%
			Months to Resolution	0.0	66.0	21.1
Total return swaps—asset	37	Discounted Cash Flows	Yield	10.9%	10.9%	10.9%
Credit default swaps on asset-backed securities	353	Net Discounted Cash Flows	Projected Collateral Prepayments	34.3%	43.0%	40.8%
			Projected Collateral Losses	12.0%	15.0%	12.7%
			Projected Collateral Recoveries	8.9%	16.5%	10.5%
			Projected Collateral Scheduled Amortization	35.6%	37.2%	36.0%
						100.0%
Agency interest only RMBS	11,634	Option Adjusted Spread ("OAS")	LIBOR OAS(3)(4)	318	9,325	2,263
			Projected Collateral Prepayments	62.5%	94.0%	77.3%
			Projected Collateral Scheduled Amortization	6.0%	37.5%	22.7%
						100.0%
Investment in unconsolidated entities	39,436	Enterprise Value	Equity Price-to-Book(5)	0.9x	4.0x	1.4x
Investment in unconsolidated entities	25,961	Discounted Cash Flows	Yield(6)	7.4%	20.3%	11.6%
Other secured borrowings, at fair value(1)	(549,668)	Discounted Cash Flows	Yield	2.1%	2.5%	2.3%
Total return swaps—liability	(839)	Discounted Cash Flows	Yield	15.9%	15.9%	15.9%

(1)	Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.

(2)	Includes $4.0 million of non-performing securitized residential mortgage loans.

(3)	Shown in basis points.

(4)
For range minimum, range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $1.0 million. Including these securities the weighted average was 2,007 basis points.

(5)	Represent an estimation of where market participants might value an enterprise on a price-to-book basis.

(6)
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

The tables below includes a roll-forward of the Company's financial instruments for the three-month periods ended March 31, 2020 and 2019 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended March 31, 2020

(In thousands)	Beginning Balance as of December 31, 2019	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2020
Assets:
Securities, at fair value:
Agency RMBS	$19,904	$(1,822)	$(1)	$2,807	$5,259	$—	$1,088	$(6,254)	$20,981
Non-Agency RMBS	89,581	226	(136)	(11,533)	33,950	(14,395)	3,659	(7,155)	94,197
CMBS	29,805	207	1,386	(11,193)	31,025	(28,539)	4,071	(6,486)	20,276
CLOs	44,979	(318)	(21)	(20,261)	22,760	54	6,325	(9,714)	43,804
Asset-backed securities backed by consumer loans	48,610	(1,044)	(150)	(2,360)	16,271	(6,700)	—	—	54,627
Corporate debt securities	1,113	—	—	(96)	10	(417)	—	—	610
Corporate equity securities	1,394	—	—	(987)	305	—	—	—	712
Loans, at fair value:
Residential mortgage loans	932,203	(458)	205	(24,323)	131,070	(99,325)	—	—	939,372
Commercial mortgage loans	274,759	(1)	860	(328)	87,567	(59,557)	—	—	303,300
Consumer loans	186,954	(7,470)	26	(5,751)	61,100	(40,056)	—	—	194,803
Corporate loan	18,510	—	—	—	104	(12,500)	—	—	6,114
Investments in unconsolidated entities, at fair value	71,850	—	—	(6,497)	12,283	(12,239)	—	—	65,397
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	993	—	(994)	917	5	(568)	—	—	353
Total return swaps	620	—	191	(583)	—	(191)	—	—	37
Total assets, at fair value	$1,721,275	$(10,680)	$1,366	$(80,188)	$401,709	$(274,433)	$15,143	$(29,609)	$1,744,583
Liabilities:
Financial derivatives–assets, at fair value-
Total return swaps	$(436)	$—	$31	$(403)	$10	$(41)	$—	$—	$(839)
Other secured borrowings, at fair value	(594,396)	—	—	24	44,704	—	—	—	(549,668)
Total liabilities, at fair value	$(594,832)	$—	$31	$(379)	$44,714	$(41)	$—	$—	$(550,507)

(1)	For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.

(2)	For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2020, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2020. For Level 3 financial instruments held by the Company at March 31, 2020, change in net unrealized gain (loss) of $(50.9) million, $(30.4) million, $(6.7) million, $0.5 million, $(0.8) million, and $24 thousand, for the three-month period ended March 31, 2020 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, and other secured borrowings, at fair value, respectively.
At March 31, 2020, the Company transferred $29.6 million of assets from Level 3 to Level 2 and $15.1 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
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

The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020		December 31, 2019
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$136,740	$136,740	$72,302	$72,302
Restricted cash	175	175	175	175
Due from brokers	166,516	166,516	79,829	79,829
Reverse repurchase agreements	13,239	13,239	73,639	73,639
Liabilities:
Repurchase agreements	2,034,225	2,034,225	2,445,300	2,445,300
Other secured borrowings	177,855	177,855	150,334	150,334
Senior notes, net	77,400	85,363	88,365	85,298
Due to brokers	17,138	17,138	2,197	2,197
Cash and cash equivalents generally includes cash held in interest bearing overnight accounts, for which fair value equals the carrying value, and investments which are liquid in nature, such as investments in money market accounts or U.S. Treasury Bills, for which fair value equals the carrying value; such assets are considered Level 1. Restricted cash includes cash held in a segregated account for which fair value equals the carrying value; such assets are considered Level 1. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; fair value of these items is approximated by carrying value and such items are considered Level 1. The Company's reverse repurchase agreements, repurchase agreements, and other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements, repurchase agreements, and other secured borrowings are classified as Level 2 based on the adequacy of the collateral and their short term nature. The Senior notes are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments. As of March 31, 2020 and December 31, 2019, the estimated fair value of the Company's Senior notes was based on a third-party valuation.

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of March 31, 2020 and December 31, 2019.
March 31, 2020:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$74,791	$2,405	$77,196	$2,001	$(7)	$79,190	3.55%	2.47%	3.56
20-year fixed-rate mortgages	752	46	798	30	—	828	4.67%	2.97%	3.96
30-year fixed-rate mortgages	699,907	32,413	732,320	22,005	(341)	753,984	4.17%	2.89%	3.89
Adjustable rate mortgages	8,645	345	8,990	82	(18)	9,054	3.99%	1.66%	3.08
Reverse mortgages	122,183	7,747	129,930	2,317	(1,646)	130,601	4.23%	2.80%	6.14
Interest only securities	n/a	n/a	37,801	5,442	(899)	42,344	2.72%	10.24%	3.53
Non-Agency RMBS	278,092	(112,903)	165,189	9,344	(15,301)	159,232	3.01%	6.02%	5.12
CMBS	165,470	(60,960)	104,510	—	(32,728)	71,782	2.17%	7.60%	8.96
Non-Agency interest only securities	n/a	n/a	6,044	1,776	(316)	7,504	0.98%	21.18%	3.45
CLOs	n/a	n/a	228,873	156	(59,756)	169,273	4.18%	8.22%	4.78
ABS backed by consumer loans	77,534	(22,007)	55,527	193	(1,093)	54,627	11.68%	15.13%	1.16
Corporate debt	21,953	(21,476)	477	133	—	610	—%	—%	0.16
Corporate equity	n/a	n/a	1,547	155	(990)	712	n/a	n/a	n/a
U.S. Treasury securities	1,424	233	1,657	—	(3)	1,654	2.00%	1.33%	29.90
Total Long	1,450,751	(174,157)	1,550,859	43,634	(113,098)	1,481,395	4.10%	5.00%	4.46
Short:
Corporate debt	(1,650)	244	(1,406)	23	(36)	(1,419)	3.91%	5.21%	21.74
U.S. Treasury securities	(2,000)	(151)	(2,151)	—	(3)	(2,154)	1.50%	0.71%	9.88
European sovereign bonds	(9,584)	(28)	(9,612)	—	(106)	(9,718)	0.76%	0.12%	1.33
Total Short	(13,234)	65	(13,169)	23	(145)	(13,291)	1.22%	0.41%	4.90
Total	$1,437,517	$(174,092)	$1,537,690	$43,657	$(113,243)	$1,468,104	4.13%	4.96%	4.45

(1)	Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the coupon rates or loan rates on the underlying collateral.

(2)
Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

December 31, 2019:

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

The following tables detail weighted average life of the Company's Agency RMBS as of March 31, 2020 and December 31, 2019.
March 31, 2020:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$239,683	$235,043	4.33%	$14,682	$13,632	3.12%
Greater than three years and less than seven years	679,513	658,916	4.08%	27,051	23,686	2.54%
Greater than seven years and less than eleven years	54,461	55,275	3.92%	611	483	0.45%
Greater than eleven years	—	—	—%	—	—	—%
Total	$973,657	$949,234	4.13%	$42,344	$37,801	2.72%

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
December 31, 2019:

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

The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of March 31, 2020 and December 31, 2019.
March 31, 2020:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$49,552	$50,047	2.47%	$3,573	$2,212	0.23%	$59,366	$61,375	10.80%
Greater than three years and less than seven years	78,011	76,645	3.83%	3,931	3,832	1.41%	154,645	193,698	4.85%
Greater than seven years and less than eleven years	89,540	126,467	2.39%	—	—	—%	10,499	29,804	0.16%
Greater than eleven years	13,911	16,540	0.35%	—	—	—%	1,654	1,657	2.00%
Total	$231,014	$269,699	2.69%	$7,504	$6,044	0.98%	$226,164	$286,534	5.62%

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
December 31, 2019:

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

(2)	Other Securities includes asset-backed securities, backed by consumer loans, corporate debt, and U.S. Treasury securities.

(3)	Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.

The following table details the components of interest income by security type for the three-month periods ended March 31, 2020 and 2019:

	Three-Month Period Ended
(In thousands)	March 31, 2020			March 31, 2019
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$20,912	$(8,844)	$12,068	$12,190	$(4,628)	$7,562
Non-Agency RMBS and CMBS	4,053	713	4,766	3,849	547	4,396
CLOs	5,419	(1,011)	4,408	4,244	65	4,309
Other securities(1)	2,925	(1,045)	1,880	1,593	(562)	1,031
Total	$33,309	$(10,187)	$23,122	$21,876	$(4,578)	$17,298

(1)	Other securities includes ABS backed by consumer loans, corporate debt securities, and U.S. Treasury securities.
For the three-month periods ended March 31, 2020 and 2019, the Catch-Up Premium Amortization Adjustment was $(1.1) million and $(0.5) million, respectively.
The following table presents proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three-month periods ended March 31, 2020 and 2019.

	Three-Month Period Ended
(In thousands)	March 31, 2020				March 31, 2019
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses	Net Realized Gain (Loss)
Agency RMBS	$1,285,482	$9,221	$(2,813)	$6,408	$128,304	$712	$(1,679)	$(967)
Non-Agency RMBS and CMBS	77,802	8,496	(1,056)	7,440	129,545	1,272	(3,443)	(2,171)
CLOs	34,542	1,122	(23)	1,099	44,822	140	(935)	(795)
Other securities(2)	120,991	637	(200)	437	405,903	758	(1,259)	(501)
Total	$1,518,817	$19,476	$(4,092)	$15,384	$708,574	$2,882	$(7,316)	$(4,434)

(1)	Includes proceeds on sales of securities not yet settled as of period end.

(2)	Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.
The following table presents the fair value and gross unrealized losses of our long securities, excluding those where there are expected future credit losses as of the balance sheet date, by length of time that such securities have been in an unrealized loss position at March 31, 2020.
March 31, 2020:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$3,912	$(342)	$852	$(78)	$4,764	$(420)
Non-Agency RMBS and CMBS	119,313	(30,678)	13,070	(1,142)	132,383	(31,820)
CLOs	159,024	(55,065)	5,470	(4,127)	164,494	(59,192)
Other securities(1)	48,836	(333)	—	—	48,836	(333)
Total	$331,085	$(86,418)	$19,392	$(5,347)	$350,477	$(91,765)

(1)	Other securities includes ABS backed by consumer loans, corporate debt and equity, and U.S. Treasury securities.

The following table presents the fair value and gross unrealized losses of our long securities by length of time that such securities have been in an unrealized loss position at December 31, 2019.
December 31, 2019:

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
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. At March 31, 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $40.7 million related to adverse changes in estimated future cash flows on its securities, primarily due to the economic impact of the COVID-19 pandemic.
For the three-month period ended March 31, 2019, the Company recognized an impairment charge of $1.3 million, on the cost basis of its securities, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, and corporate loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of March 31, 2020 and December 31, 2019:

	As of
(In thousands)	March 31, 2020		December 31, 2019
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$940,480	$939,372	$911,705	$932,203
Commercial mortgage loans	303,718	303,300	277,870	274,759
Consumer loans	190,705	194,803	179,743	186,954
Corporate loans	6,114	6,114	18,415	18,510
Total	$1,441,017	$1,443,589	$1,387,733	$1,412,426

The Company is subject to credit risk in connection with its investments in loans. The two primary components of credit risk are default risk, which is the risk that a borrower fails to make scheduled principal and interest payments, and severity risk, which is the risk of loss upon a borrower default on a mortgage loan or other secured or unsecured loan. Severity risk includes the risk of loss of value of the property or other asset, if any, securing the loan, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs. Credit risk in our loan portfolio can be amplified by exogenous shocks impacting our borrowers such as man-made or natural disasters, including the COVID-19 pandemic.

The following table provides details, by accrual status, for loans that are 90 days or more past due as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020		December 31, 2019
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$23,516	$20,242	$22,092	$19,401
Commercial mortgage loans	10,750	10,749	28,936	26,545
Consumer loans	6,281	5,681	5,633	5,225

Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of March 31, 2020 and December 31, 2019.
March 31, 2020:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$940,480	$12,314	$952,794	$9,969	$(23,391)	$939,372	6.33%	5.86%	3.48

(1)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.

(2)
Includes $581.2 million of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $9.0 million and $(0.7) million of gross unrealized gains and gross unrealized losses, respectively; such unrealized gains (losses) are presented on a gross basis on the Company's Consolidated Condensed Statement of Operations. See Note 10.

December 31, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$911,705	$9,354	$921,059	$13,082	$(1,938)	$932,203	6.44%	5.79%	1.90

(1)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.

(2)	Includes $628.4 million of non-QM loans that have been securitized and are held in consolidated securitization trusts.

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of March 31, 2020 and December 31, 2019:

Property Location by U.S. State	March 31, 2020	December 31, 2019
California	44.8%	46.6%
Florida	12.4%	11.9%
Texas	11.0%	11.9%
Colorado	3.1%	3.2%
Massachusetts	3.1%	2.9%
Oregon	2.5%	2.2%
Arizona	2.1%	2.4%
Utah	2.0%	1.9%
Illinois	1.8%	1.7%
Washington	1.8%	1.6%
Nevada	1.6%	1.6%
New Jersey	1.6%	1.1%
New York	1.4%	1.3%
Connecticut	1.1%	—%
Maryland	1.1%	1.1%
North Carolina	1.0%	—%
Other	7.6%	8.6%
	100.0%	100.0%

The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of March 31, 2020 and December 31, 2019.

	As of
	March 31, 2020		December 31, 2019
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$29,235	$25,065	$27,663	$25,323
Non-performing	17,052	14,839	17,757	15,580

As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. At March 31, 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $5.5 million related to adverse changes in estimated future cash flows on its residential mortgage loans, primarily due to the economic impact of the COVID-19 pandemic. For the three-month period ended March 31, 2019, the Company recognized an impairment charge of $0.1 million, on the cost basis of its residential mortgage loans, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
As of March 31, 2020 and December 31, 2019, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $10.1 million and $10.9 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of March 31, 2020 and December 31, 2019:
March 31, 2020:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$303,718	$(280)	$303,438	$444	$(582)	$303,300	7.92%	8.40%	1.13

(1)	Excludes commercial mortgage loans, held at par in non-accrual status, with a fair value of $10.7 million.

(2)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
December 31, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$277,870	$(3,302)	$274,568	$253	$(62)	$274,759	7.65%	8.58%	1.07

(1)	Excludes commercial mortgage loans, held at par in non-accrual status, with a fair value of $10.7 million.

(2)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of March 31, 2020 and December 31, 2019:

Property Location by U.S. State	March 31, 2020	December 31, 2019
Florida	16.9%	31.7%
New York	16.2%	17.7%
Pennsylvania	9.5%	—%
Virginia	9.2%	6.8%
Connecticut	8.6%	8.2%
New Jersey	8.6%	13.3%
Utah	5.6%	—%
Missouri	5.5%	4.6%
California	4.8%	—%
Massachusetts	4.3%	4.7%
Arizona	3.1%	3.8%
Indiana	2.0%	2.1%
North Carolina	1.7%	1.8%
Nevada	1.3%	1.5%
Tennessee	1.3%	1.5%
Illinois	1.1%	1.2%
Other	0.3%	1.1%
	100.0%	100.0%

As of March 31, 2020, the Company had one non-performing commercial mortgage loan with an unpaid principal balance and fair value of $10.7 million and $10.7 million, respectively. As of December 31, 2019, the Company had three non-

performing commercial mortgage loans with an unpaid principal balance and fair value of $28.9 million and $26.5 million, respectively.
As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. At March 31, 2020, the expected future credit losses, which it tracks for purposes of calculating interest income, of $0.5 million related to adverse changes in estimated future cash flows on its commercial mortgage loans, primarily due to the economic impact of the COVID-19 pandemic. For the three-month period ended March 31, 2019, the Company did not recognize any impairment charge, on the cost basis of its commercial mortgage loans.
As of March 31, 2020, the Company had one commercial mortgage loan with a fair value of $10.7 million that was in the process of foreclosure. As of December 31, 2019, the Company had two commercial mortgage loans with a fair value of $16.0 million that were in the process of foreclosure.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of March 31, 2020 and December 31, 2019:
March 31, 2020:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$190,705	$7,684	$198,389	$937	$(4,523)	$194,803	0.88	4

(1)	Includes $0.6 million of charged-off loans for which the Company has determined that it is probable the servicer will be able to collect principal and interest.

(2)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
December 31, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$179,743	$5,027	$184,770	$2,561	$(377)	$186,954	0.82	4

(1)	Includes $0.6 million of charged-off loans for which the Company has determined that it is probable the servicer will be able to collect principal and interest.

(2)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of March 31, 2020 and December 31, 2019:

Days Past Due	March 31, 2020	December 31, 2019
Current	95.7%	95.3%
30-59 Days	1.8%	2.1%
60-89 Days	1.3%	1.4%
90-119 Days	1.2%	1.2%
	100.0%	100.0%

During the three-month periods ended March 31, 2020 and 2019, the Company charged off $4.9 million and $4.4 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of both March 31, 2020 and December 31, 2019, the Company held charged-off consumer loans with an aggregate fair value of $0.6 million for which the Company has determined that it is probable the servicer will be able to collect principal and interest.

As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. At March 31, 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $4.7 million on its consumer loans. For the three-month periods ended March 31, 2019, the Company recognized an impairment charge of $2.1 million, on the cost basis of its consumer loan pools, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of March 31, 2020 and December 31, 2019:
March 31, 2020:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$6,114	$6,114	19.35%	3.30

(1)	See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2019:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)(2)	$18,415	$18,510	17.62%	0.87

(1)	See Note 13 for further details on the Company's transactions involving a loan originator in which the Company also holds an equity investment.

(2)	See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
6. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of March 31, 2020 and December 31, 2019, the Company's investments in unconsolidated entities had an aggregate fair value of $65.4 million and $71.9 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the three-month periods ended March 31, 2020 and 2019, the Company recognized $(6.5) million and $1.8 million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of March 31, 2020 and December 31, 2019, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $25.0 million and $28.5 million.
The following table provides details about the Company's investments in unconsolidated entities as of March 31, 2020 and December 31, 2019:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	March 31, 2020	December 31, 2019
Longbridge Financial, LLC(1)	Preferred shares	49.7%	49.7%
LendSure Mortgage Corp.(1)	Common shares	49.9%	49.9%
Jepson Holdings Limited(1)	Membership Interest	30.1%	30.1%
Elizon AFG 2018-1 LLC(1)(2)	Membership Interest	10.9%	13.4%
Elizon DB 2015-1 LLC(1)(2)	Membership Interest	7.6%	3.5%
Other	Various	7.1%–51.0%	7.7%–51.0%

(1)	See Note 13 for additional details on the Company's related party transactions.

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

7. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following table details activity in the Company's carrying value of REO for the three-month periods ended March 31, 2020 and 2019:

	Three-Month Period Ended
	March 31, 2020		March 31, 2019
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2019 and January 1, 2019, respectively)	15	$30,584	20	$30,778
Transfers from mortgage loans	4	1,422	2	299
Capital expenditures and other adjustments to cost		114		240
Adjustments to record at the lower of cost or fair value		(683)		(250)
Disposals	(3)	(6,383)	(1)	(64)
Ending Balance (March 31, 2020 and March 31, 2019, respectively)	16	$25,054	21	$31,003

During the three-month period ended March 31, 2020, the Company sold three REO properties, realizing a net gain (loss) of approximately $0.4 million. During the three-month period ended March 31, 2019, the Company sold one REO property, realizing a net gain (loss) of approximately $(58) thousand. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Condensed Consolidated Statement of Operations. As of March 31, 2020 and December 31, 2019 all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. As of both March 31, 2020 and December 31, 2019, the Company had REO measured at fair value on a non-recurring basis of $19.4 million.

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
The following table details the fair value of the Company's holdings of financial derivatives as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$302	$90
TBA securities sale contracts	249	506
Fixed payer interest rate swaps	—	3,914
Fixed receiver interest rate swaps	8,592	1,554
Credit default swaps on asset-backed securities	353	993
Credit default swaps on asset-backed indices	14,276	3,319
Credit default swaps on corporate bonds	1,202	2
Credit default swaps on corporate bond indices	3,732	5,599
Total return swaps	37	620
Options	2,658	—
Futures	37	148
Forwards	188	43
Warrants	126	—
Total financial derivatives–assets, at fair value	31,752	16,788
Financial derivatives–liabilities, at fair value:
TBA securities sale contracts	(6,391)	(1,012)
Fixed payer interest rate swaps	(31,959)	(8,513)
Fixed receiver interest rate swaps	(327)	(206)
Credit default swaps on asset-backed indices	(162)	(250)
Credit default swaps on corporate bonds	(62)	(1,693)
Credit default swaps on corporate bond indices	(1,922)	(14,524)
Total return swaps	(839)	(1,209)
Futures	(6,049)	(45)
Forwards	(61)	(169)
Total financial derivatives–liabilities, at fair value	(47,772)	(27,621)
Total	$(16,020)	$(10,833)

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of March 31, 2020 and December 31, 2019:
March 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$5,600	$(28)	1.64%	1.23%	0.24
2021	160,029	(2,788)	1.86	1.52	1.26
2022	142,747	(1,854)	1.16	1.40	1.90
2023	101,012	(5,098)	2.06	1.20	3.04
2025	58,500	(887)	0.82	0.22	4.99
2026	28,104	(1,264)	1.25	1.45	6.25
2028	32,942	(4,688)	2.40	1.28	8.09
2029	92,594	(9,600)	1.78	1.46	9.54
2030	67,936	(2,563)	1.10	1.28	9.94
2036	1,100	(108)	1.45	1.45	15.89
2049	5,796	(3,081)	2.89	1.91	28.78
Total	$696,360	$(31,959)	1.58%	1.30%	4.68
December 31, 2019:

			Weighted Average
Maturity	Notional Amount(1)	Fair Value(1)	Pay Rate(2)(3)	Receive Rate(2)	Remaining Years to Maturity(4)
	(In thousands)
2020	$68,607	$(234)	1.74%	1.93%	0.24
2021	268,929	(419)	1.73	1.95	1.64
2022	31,350	9	1.65	1.93	2.14
2023	101,012	(1,265)	2.06	1.91	3.29
2024	13,000	99	1.56	1.89	4.90
2025	12,800	(24)	n/a	n/a	5.22
2026	59,902	1,946	1.24	1.94	6.50
2028	32,942	(1,634)	2.40	1.93	8.34
2029	136,838	(2,018)	2.02	1.96	9.61
2030	685	(32)	2.38	1.90	10.90
2036	1,100	87	1.45	1.94	16.14
2049	5,796	(1,114)	2.89	2.09	29.03
Total	$732,961	$(4,599)	1.83%	1.94%	4.31

(1)	Includes forward-starting interest rate swaps with a notional amount of $20.9 million and fair value of $(41) thousand.

(2)	Excludes forward-starting interest rate swaps.

(3)	Including forward-starting interest rate swaps the total weighted average pay rate was 1.83%.

(4)	Includes forward-starting interest rate swaps, all of which start within six months of period end.

The following tables provide information about the Company's fixed receiver interest rate swaps as of March 31, 2020 and December 31, 2019:
March 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$12,950	$253	0.90%	1.75%	1.46
2022	87,683	1,184	1.12	1.33	1.95
2023	48,657	2,340	1.18	2.00	3.01
2024	11,342	895	1.91	2.33	3.98
2025	134,876	238	1.22	0.55	4.98
2027	25,108	28	0.00	0.63	7.01
2029	9,800	1,011	1.51	1.78	9.52
2030	103,948	2,316	1.15	0.95	9.95
Total	$434,364	$8,265	1.12%	1.08%	5.43
December 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$181,950	$(49)	1.89%	1.67%	1.84
2022	53,974	441	1.91	1.85	2.17
2023	48,657	709	1.92	2.00	3.26
2024	11,342	306	2.09	2.33	4.23
2029	9,800	(59)	1.91	1.78	9.77
Total	$305,723	$1,348	1.91%	1.78%	2.47

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020			December 31, 2019
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$474	$5	17.75	$695	$10	23.80
Credit default swaps on corporate bonds	—	—	—	430	2	0.47
Credit default swaps on corporate bond indices	32,159	11	2.72	130,707	5,547	2.42
Short:
Credit default swaps on asset-backed securities	(998)	353	15.46	(2,640)	993	15.63
Credit default swaps on asset-backed indices	(63,528)	14,271	37.70	(63,515)	3,309	38.40
Credit default swaps on corporate bonds	(6,200)	1,202	4.73	—	—	—
Credit default swaps on corporate bond indices	(73,826)	3,721	2.95	(1,997)	52	3.97
Liability:
Long:
Credit default swaps on asset-backed indices	523	(162)	32.79	344	(145)	29.35
Credit default swaps on corporate bonds	430	(3)	0.22	—	—	—
Credit default swaps on corporate bond indices	40,438	(1,843)	3.59	—	—	—
Short:
Credit default swaps on asset-backed indices	(1)	—	29.76	(4,501)	(105)	40.31
Credit default swaps on corporate bonds	(2,800)	(59)	0.67	(10,800)	(1,693)	3.92
Credit default swaps on corporate bond indices	(57,518)	(79)	1.74	(250,088)	(14,524)	2.51
	$(130,847)	$17,417	19.11	$(201,365)	$(6,554)	14.88

(1)	Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020			December 31, 2019
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Long Contracts:
U.S. Treasury futures	$1,900	$37	2.67	$—	$—	—
Short Contracts:
U.S. Treasury futures	(7,000)	(43)	2.53	(16,000)	148	2.77
Eurodollar futures	(172,100)	(6,006)	2.96	(14,000)	(45)	4.05
Total, net	$(177,200)	$(6,012)	2.95	$(30,000)	$103	3.37

Options
The following table provides information about the Company's options contracts as of March 31, 2020. The Company did not have any options contracts as of December 31, 2019:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Put options on credit default swaps on corporate bond indices (1)	$2,658	0.51	$19,700	5.00	5.00%

(1)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would receive a fixed rate and pay credit protection payments.
Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of March 31, 2020 and December 31, 2019:

	As of March, 31, 2020			As of December, 31, 2019
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	1,546	$126	2.58	1,515	$—	2.82

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

As of March 31, 2020 and December 31, 2019, the Company had outstanding TBA purchase and sale contracts as follows:

	As of March 31, 2020				As of December 31, 2019
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$28,400	$29,235	$29,537	$302	$40,100	$40,585	$40,675	$90
	28,400	29,235	29,537	302	40,100	40,585	40,675	90
Sale contracts:
Assets	(44,697)	(48,301)	(48,052)	249	(319,981)	(332,080)	(331,574)	506
Liabilities	(413,175)	(431,820)	(438,211)	(6,391)	(773,749)	(806,568)	(807,580)	(1,012)
	(457,872)	(480,121)	(486,263)	(6,142)	(1,093,730)	(1,138,648)	(1,139,154)	(506)
Total TBA securities, net	$(429,472)	$(450,886)	$(456,726)	$(5,840)	$(1,053,630)	$(1,098,063)	$(1,098,479)	$(416)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis, and is reported in Financial derivatives-assets, at fair value and Financial derivatives-liabilities, at fair value on the Condensed Consolidated Balance Sheet.

Gains and losses on the Company's derivative contracts for the three-month periods ended March 31, 2020 and 2019 are summarized in the tables below:
March 31, 2020:

Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives(1)	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(2)
(In thousands)
Interest rate swaps	Interest Rate	$143	$(6,384)	$(6,241)	$(111)	$(20,020)	$(20,131)
Credit default swaps on asset-backed securities	Credit		(994)	(994)		917	917
Credit default swaps on asset-backed indices	Credit		(556)	(556)		12,524	12,524
Credit default swaps on corporate bond indices	Credit		579	579		4,116	4,116
Credit default swaps on corporate bonds	Credit		94	94		1,527	1,527
Total return swaps	Credit		(1,571)	(1,571)		(213)	(213)
TBAs	Interest Rate		(3,173)	(3,173)		(5,423)	(5,423)
Futures	Interest Rate		(1,122)	(1,122)		(6,115)	(6,115)
Forwards	Currency		592	592		253	253
Warrants	Equity Market/Credit		—	—		20	20
Options	Credit		—	—		2,558	2,558
Total		$143	$(12,535)	$(12,392)	$(111)	$(9,856)	$(9,967)

(1)
Includes gain/(loss) on foreign currency transactions on financial derivatives in the amount of $14 thousand for the three-month period ended March 31, 2020, which is included on the Condensed Consolidated Statement of Operations in Other, net.

(2)
Includes foreign currency remeasurement on financial derivatives in the amount of $17 thousand for the three-month period ended March 31, 2020, which is included on the Condensed Consolidated Statement of Operations in Other, net.

March 31, 2019:

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

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three-month period ended March 31, 2020 and year ended December 31, 2019:

Derivative Type	Three-Month Period Ended March 31, 2020	Year Ended December 31, 2019
(In thousands)
Interest rate swaps	$1,194,366	$731,941
TBAs	969,311	973,331
Credit default swaps	328,023	399,316
Total return swaps	12,626	39,434
Futures	110,200	167,708
Options	4,876	19,825
Forwards	35,847	30,930
Warrants	1,538	2,222

From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of March 31, 2020 and December 31, 2019, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at March 31, 2020 and December 31, 2019 are summarized below:

Credit Derivatives	March 31, 2020	December 31, 2019
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(1,992)	$5,414
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	—	(3,248)
Notional Value of Written Credit Derivatives (2)	74,024	132,176
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	—	(81,637)

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at March 31, 2020 and December 31, 2019, implied credit spreads on such contracts ranged between 100.1 and 1,001.1 basis points and 10.9 and 440.0 basis points, respectively. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(0.1) million as of both March 31, 2020 and December 31, 2019. Estimated points up front on these contracts as of March 31, 2020 ranged between 57.0 and 85.2 and as of December 31, 2019 estimated points up front on these contracts was 57.0. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at March 31, 2020 and December 31, 2019 were $(2.2) million and $(3.3) million, respectively.

9. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Condensed Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019.

(In thousands)	March 31, 2020 (1)	December 31, 2019 (1)
Assets
Cash and cash equivalents	$5,591	$6,016
Restricted cash	175	175
Securities, at fair value	54,042	47,923
Loans, at fair value	1,425,020	1,393,916
Investments in unconsolidated entities, at fair value	6,477	5,641
Real estate owned	25,054	30,584
Investment related receivables	35,388	28,668
Other assets	2,661	6,191
Total Assets	$1,554,408	$1,519,114
Liabilities
Repurchase agreements	$396,855	$302,791
Investment related payables	495	3,275
Other secured borrowings	177,855	150,334
Other secured borrowings, at fair value	549,668	594,396
Interest payable	613	1,247
Accrued expenses and other liabilities	2,331	2,279
Total Liabilities	1,127,817	1,054,322
Total Stockholders' Equity	402,459	440,394
Non-controlling interests	24,132	24,400
Total Equity	426,591	464,794
Total Liabilities and Equity	$1,554,408	$1,519,116

(1)	See Note 10 and Note 13 for additional information on the Company's consolidated VIEs.
10. Securitization Transactions
Participation in Multi-Seller Consumer Loan Securitization
In August 2016, the Company participated in a securitization transaction whereby the Company, together with another entity managed by Ellington (the "co-participant"), sold consumer loans with an aggregate unpaid principal balance of approximately $124 million to a newly formed securitization trust (the "Issuer"). Of the $124 million in loans sold to the Issuer, the Company's share was 51% while the co-participant's share was 49%. The transfer was accounted for as a sale in accordance with ASC 860-10. Pursuant to the securitization, the Issuer issued senior and subordinated notes in the principal amount of $87.0 million and $18.7 million, respectively. Trust certificates representing beneficial ownership of the Issuer were also issued. In connection with the transaction, and through a jointly owned newly formed entity (the "Acquiror"), the Company and the co-participant acquired all of the subordinated notes as well as the trust certificates in the Issuer. The Company and the co-participant acquired 51% and 49%, respectively, of the interests in the Acquiror. Subsequently, at the direction of the Company and the co-participant, the Acquiror sold the subordinated notes to a third party; such sales occurred prior to January 1, 2019. As of both March 31, 2020 and December 31, 2019, the Company's total interest in the Acquiror was 51.0%. The Company's interest in the Acquiror, for which the Company has elected the FVO, is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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
The Issuer and the Acquiror are each deemed to be a VIE. The Company has evaluated its interest in the Issuer under ASC 810, and while the Company retains credit risk in the securitization trust through its beneficial ownership of most of the subordinated interests of the securitization trust, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the Issuer that most significantly impact the Issuer's economic performance. As a result the Company determined that neither the Company nor the Acquiror is the primary beneficiary of the Issuer, and therefore the Company has not consolidated the Issuer. Additionally, the Company evaluated its interest in the Acquiror and determined that is does not have the power to direct the activities of the Acquiror that most significantly impact the Acquiror's economic performance. As a result, the Company determined that it is not the primary beneficiary of the Acquiror, and therefore the Company has not consolidated the Acquiror. The maximum amount at risk related to the Company's investment in the Acquiror is limited to the fair value of such investment, which was $3.4 million and $3.2 million as of March 31, 2020 and December 31, 2019, respectively.
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of March 31, 2020 and December 31, 2019, the fair value of the Company's investment in the notes issued by the CLO Issuers was $14.1 million and $39.7 million, respectively.
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

The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Condensed Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Assets:
Loans, at fair value	$581,181	$628,415
Real estate owned	658	658
Investment related receivables	9,819	10,409
Liabilities:
Other secured borrowings, at fair value	549,668	594,396

11. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of March 31, 2020 and December 31, 2019, the Company's total secured borrowings were $2.8 billion and $3.2 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 28 counterparties as of both March 31, 2020 and December 31, 2019.
As of March 31, 2020, remaining days to maturity on the Company's open repurchase agreements ranged from 1 day to 791 days. Interest rates on the Company's open repurchase agreements ranged from (0.15)% to 6.99% as of March 31, 2020. As of December 31, 2019, remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 882 days. Interest rates on the Company's open repurchase agreements ranged from 0.15% to 5.20% as of December 31, 2019.
The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS and credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), by remaining maturity as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$353,826	1.65%	16	$511,996	2.08%	17
31-60 Days	750,285	1.79%	46	744,387	1.93%	47
61-90 Days	182,557	1.01%	75	594,738	1.96%	76
91-120 Days	362	2.49%	113	10,270	2.24%	93
151-180 Days	—	—%	—	3,082	2.67%	171
Total Agency RMBS	1,287,030	1.64%	42	1,864,473	1.98%	48
Credit:
30 Days or Less	37,567	3.04%	20	16,549	3.38%	25
31-60 Days	160,313	2.81%	44	104,491	3.14%	48
61-90 Days	161,312	2.61%	74	138,837	3.03%	73
91-120 Days	104,950	3.46%	92	—	—%	—
121-150 Days	—	—%	—	7,460	3.89%	123
151-180 Days	211,624	2.70%	171	31,498	3.87%	173
181-360 Days	22,725	3.39%	284	186,661	3.80%	250
> 360 Days	47,050	3.95%	791	95,331	4.52%	678
Total Credit Assets	745,541	2.93%	147	580,827	3.61%	229
U.S. Treasury Securities:
30 Days or Less	1,654	(0.15)%	1	—	—%	—
Total U.S. Treasury Securities	1,654	(0.15)%	1	—	—%	—
Total	$2,034,225	2.11%	80	$2,445,300	2.37%	91

Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of March 31, 2020 and December 31, 2019, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $2.283 billion and $2.763 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of March 31, 2020 and December 31, 2019 include investments in the amount of $360.5 million and $64.7 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition, the Company posted net cash collateral of $98.7 million and additional securities with a fair value of $33 thousand as of March 31, 2020 to its counterparties. In addition, the Company posted net cash collateral of $31.0 million and additional securities with a fair value of $0.2 million as of December 31, 2019 to its counterparties.

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. As of both March 31, 2020 and December 31, 2019, there was no single counterparty for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.
Other Secured Borrowings
In February 2018, the Company entered into agreements to finance a portfolio of unsecured loans through a recourse secured borrowing facility. The facility has a term ending in February 2021. The facility accrues interest on a floating-rate basis. As of March 31, 2020 and December 31, 2019, the Company had outstanding borrowings under this facility in the amount of $15.0 million and $16.0 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. The effective interest rate, inclusive of related deferred financing costs, was 3.08% and 3.85% as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, the fair value of unsecured loans collateralizing this borrowing was $19.8 million and $22.3 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of March 31, 2020, the Company was in compliance with all of its covenants.
In November 2019, the Company amended its non-recourse secured borrowing facility that is used to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending in December 2020 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying loans. The facility accrues interest on a floating rate basis. As of March 31, 2020 and December 2019, the Company had outstanding borrowings under this facility in the amount of $116.5 million and $102.5 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. The effective interest rate on this facility, inclusive of related deferred financing costs, was 3.23% and 4.01%, as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the fair value of unsecured loans collateralizing this borrowing was $157.4 million and $144.1 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of March 31, 2020, the Company was in compliance with all of its covenants.
In December 2019, the Company entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility. The facility includes a revolving borrowing period ending in June 2021 (or earlier following a trigger event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the revolving borrowing period, the facility amortizes, with a final termination date in June 2023. The facility accrues interest on a floating rate basis. As of March 31, 2020 and December 31, 2019, the Company had outstanding borrowings under this facility in the amount of $40.0 million and $31.8 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet.The effective interest rate on this facility, inclusive of related deferred financing costs, was 4.37% and 5.23% as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the fair value of ABS backed by consumer loans collateralizing this borrowing was $54.0 million and $47.9 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of March 31, 2020, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 10, whereby it financed portfolios of non-QM loans. As of March 31, 2020 and December 31, 2019, the fair value of the Company's outstanding liabilities associated with these securitization transactions was $549.7 million and $594.4 million, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 3.19% as of both March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the fair value of non-QM loans and the carrying value of REO held in the consolidated securitization trusts was $581.8 million and $629.1 million, respectively.
In March 2020, the Company entered into a participation agreement with an unrelated third-party, the "Junior Participant," whereby the Company transferred to the Junior Participant an interest in a small balance commercial mortgage loan, the "Partial Loan," (together with the Company's interest, the "Whole Commercial Loan"). The Partial Loan is subordinate to the interest in the loan held by the Company. In accordance with ASC 860-10, the Partial Loan transferred to the Junior Participant does not meet the definition of a participating interest and, as a result, the Company does not recognize the transfer of the Partial Loan to the Junior Participant as a sale. The Company has recorded the Whole Commercial Loan in Loans, at fair value, on the Condensed Consolidated Balance Sheet. As March 31, 2020, the fair value of the Whole Commercial Loan was $16.8 million. The Company's liability to the Junior Participant as of March 31, 2020 was $6.3 million and is included in Other secured borrowings on the Company's Condensed Consolidated Balance Sheet. Under the terms of the participation agreement, the Junior Participant is entitled to a portion of the cashflows of the underlying commercial mortgage loan.
Unsecured Borrowings
Senior Notes
On August 18, 2017, the Company issued $86.0 million in aggregate principal amount of unsecured senior notes (the "Old Senior Notes"). The total net proceeds to the Company from the issuance of the Old Senior Notes was approximately $84.7 million, after deducting debt issuance costs. The Old Senior Notes had an interest rate of 5.25%, subject to adjustment based on changes in the ratings, if any, of the Old Senior Notes. On February 13, 2019, in connection with the REIT Election, the Company exchanged all $86.0 million in principal amount of the Old Senior Notes for new unsecured long-term debt jointly and severally co-issued by certain of its consolidated subsidiaries and fully guaranteed by the Company (the "Senior Notes"). At any time, the Company is permitted to add others of its consolidated subsidiaries as co-issuers of the Senior Notes. The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Senior Notes mature on September 1, 2022. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. The Senior Notes are carried at amortized cost. There are a number of covenants, including several financial covenants, associated with the Senior Notes. As of March 31, 2020 and December 31, 2019, the Company was in compliance with all of its covenants.
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
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of March 31, 2020:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
(In thousands)
Next Twelve Months	$1,987,174	$175,036	$—	$2,162,210
Year 2	—	159,148	—	159,148
Year 3	47,051	95,917	86,000	228,968
Year 4	—	74,180	—	74,180
Year 5	—	57,319	—	57,319
Total	$2,034,225	$561,600	$86,000	$2,681,825

(1)	Reflects the Company's contractual principal repayment dates.

(2)
Includes $383.7 million of expected principal repayments related to the Company's consolidated residential mortgage loan securitizations, which are projected based upon the underlying assets' scheduled repayments and may be prior to the stated contractual maturities.

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

Certain foreign and domestic subsidiaries of the Company have elected to be treated as TRSs and therefore are taxed as corporations for U.S. federal, state, and local income tax purposes. To the extent that those entities incur U.S. federal, state, or local income taxes, or foreign income taxes, such taxes are recorded in the Company's condensed consolidated financial statements.
In response to the negative economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or the "CARES Act," was signed into law on March 27, 2020, and provided for significant stimulus spending and included numerous tax provisions. As of March 31, 2020, there was no material impact on the Company's tax provision as a result of the CARES Act, however the Company continues to monitor and evaluate the impact of the CARES Act and other COVID-19-related legislation.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three-month period ended March 31, 2020, the Company recorded an income tax benefit of $0.5 million. There was no income tax expense or benefit recorded by the Company for the three-month period ended March 31, 2019.
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
For the three-month period ended March 31, 2020, the total base management fee incurred was $2.4 million, consisting of $2.9 million of total gross base management fee incurred, less $0.5 million of management fee rebates. For the three-month period ended March 31, 2019, the total base management fee incurred was $1.7 million consisting of $2.1 million of total gross base management fee incurred, less $0.4 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of March 31, 2020, there was a Loss Carryforward of $131.3 million. There was no Loss Carryforward as of December 31, 2019.

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
The Company did not accrue an incentive fee for either of the three-month periods ended March 31, 2020 and 2019, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the each of the three-month periods ended March 31, 2020 and 2019, the Company reimbursed the Manager $2.7 million for previously incurred operating expenses. As of March 31, 2020 and December 31, 2019, the outstanding payable to the Manager for operating expenses was $2.5 million and $2.0 million, respectively, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.
Transactions Involving Certain Loan Originators
As of March 31, 2020 and December 31, 2019, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.

The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage originator in which the Company holds an investment in common stock, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both March 31, 2020 and December 31, 2019, there were no advances outstanding. The Company has also entered into two agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 21, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in preferred stock and warrants to purchase additional preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $54.0 million and $47.9 million as of March 31, 2020 and December 31, 2019, respectively.
In May 2019 the Company entered into a note purchase agreement whereby it agreed to lend up to $5.0 million to a mortgage originator ("the Initial Note") in which the Company also holds an equity investment. The Initial Note carried an interest rate of 15% per annum on the outstanding balance. In July and December 2019, the Company amended the note purchase agreement whereby it agreed to lend an additional $5.0 million and $2.5 million, respectively, (the "Additional Notes") to the mortgage originator. The Additional Notes each carried an interest rate of 18% per annum. As of December 31, 2019, the aggregate outstanding balance on the Initial Note and the Additional Notes was $12.5 million. In January 2020, the Initial Note and the Additional Notes were repaid. The Initial Note and the Additional Notes are classified as Corporate loans and included in Loans, at fair value on the Condensed Consolidated Balance Sheet.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of the affiliates of Ellington have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates of Ellington purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the three-month periods ended March 31, 2020 and 2019, the Company purchased loans under these agreements with an aggregate principal balance of $48.1 million and $43.6 million, respectively. As of March 31, 2020 and December 31, 2019, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $116.1 million and $287.1 million, respectively, in principal balance.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $193.5 million and $185.4 million as of March 31, 2020 and December 31, 2019, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $360.4 million and $304.8 million as of March 31, 2020 and December 31, 2019, respectively.
The Company is a co-investor in certain small balance commercial mortgage loans with several other investors, including an unrelated third party and various affiliates of Ellington. These loans are beneficially owned by a consolidated subsidiary of the Company. As of March 31, 2020 and December 31, 2019, the aggregate fair value of the small balance commercial loans was $35.8 million and $29.5 million, respectively. As of March 31, 2020, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $3.5 million and $7.0 million, respectively. As of December 31, 2019, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $3.6 million and $7.0 million, respectively. As of December 31, 2019, the Company had a payable to an Ellington affiliate in the amount of $0.7 million, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. The Company did not have any payables to or receivables from the Ellington affiliates as of March 31, 2020.
The Company is also a co-investor in certain small balance commercial mortgage loans with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan. As of March 31, 2020 and December 31, 2019, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $17.7 million and $17.3 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Condensed Consolidated Balance Sheet.
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
In March 2019, the Right Holder Entity assigned the Call Right to a newly formed entity, which exercised the Call Right and re-securitized the underlying European mortgage loan assets of the Initial Securitization through a new securitization trust (the "New Securitization"). In exchange for assigning the Call Right, the Right Holder Entity received a combination of (i) cash and (ii) certain notes issued by the New Securitization (the "New Securitization Notes"). The Right Holder Entity fully repaid the unrelated third party's Right Holder Note with a combination of cash and New Securitization Notes. The Right Holder Notes held by the Company and its affiliates were also fully repaid with cash and New Securitization Notes. Certain of the New Securitization Notes were distributed to the Company and its affiliates on a pro rata basis. The Right Holder Entity is expected to continue to hold certain of the New Securitization Notes in order to comply with European risk retention rules. As of March 31, 2020 and December 31, 2019, the Company's equity investment in Jepson Holdings Limited had a fair value of $1.0 million and $1.9 million, respectively. See Note 6 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of March 31, 2020 and December 31, 2019, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $340.5 million and $350.6 million, respectively. The Company's segregated portion of this debt as of March 31, 2020 and December 31, 2019 was $163.6 million and $174.4 million, respectively, and is included under the caption Repurchase agreements on the Company's Condensed Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of March 31, 2020 and December 31, 2019, no party to any of the repurchase agreements was in default.

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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month periods ended March 31, 2020 and 2019, the amount of such management fee rebates was $0.5 million and $0.4 million, respectively.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of March 31, 2020 and December 31, 2019, the Company's investments in such warehouse facilities was $3.9 million and $8.1 million, respectively, which are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities.
During the three-month period ended March 31, 2020, the Company purchased various underperforming corporate equity securities from certain of the Ellington-sponsored CLO Securitizations at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitization. The total amount of such equity securities purchased during the three-month period ended March 31, 2020 was $0.3 million.
14. Long-Term Incentive Plan Units
OP LTIP Units subject to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the three-month periods ended March 31, 2020 and 2019 was $0.2 million and $0.1 million, respectively.
On March 4, 2020, the Company's Board of Directors authorized the issuance of 14,811 OP LTIP Units to certain of Ellington's personnel dedicated to the Company pursuant to the Company's 2017 Equity Incentive Plan.

The below table details unvested OP LTIP Units as of March 31, 2020:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	14,552	September 11, 2019	September 10, 2020
Dedicated or partially dedicated personnel:
	12,818	December 13, 2019	December 13, 2020
	10,067	December 13, 2019	December 13, 2021
	8,691	December 11, 2018	December 11, 2020
	4,977	March 4, 2020	December 31, 2020
	9,834	March 4, 2020	December 31, 2021
Total unvested OP LTIP Units at March 31, 2020	60,939

(1)	Date at which such OP LTIP Units will vest and become non-forfeitable.
The following table summarizes issuance and exercise activity of OP LTIP Units for the three-month periods ended March 31, 2020 and 2019:

	Three-Month Period Ended
	March 31, 2020			March 31, 2019
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (December 31, 2019 and January 1, 2019, respectively)	365,518	180,198	545,716	375,000	146,371	521,371
Granted	—	14,811	14,811	—	—	—
Exercised	—	—	—	—	—	—
OP LTIP Units Outstanding (March 31, 2020 and 2019, respectively)	365,518	195,009	560,527	375,000	146,371	521,371
OP LTIP Units Unvested and Outstanding (March 31, 2020 and 2019, respectively)	—	60,939	60,939	—	37,709	37,709
OP LTIP Units Vested and Outstanding (March 31, 2020 and 2019, respectively)	365,518	134,070	499,588	375,000	108,662	483,662

There were an aggregate of 1,816,861 and 1,832,309 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of March 31, 2020 and December 31, 2019, respectively.
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
On March 2, 2020, certain related parties of current Ellington employees converted 129,516 OP Units into shares of common stock.
As March 31, 2020, the Convertible Non-controlling Interests consisted of the outstanding 560,527 OP LTIP Units and 48,409 OP Units, and represented an interest of approximately 1.2% in the Operating Partnership. As December 31, 2019, the Convertible Non-controlling Interests consisted of the outstanding 545,716 OP LTIP Units and 177,925 OP Units, and represented an interest of approximately 1.6% in the Operating Partnership. As of March 31, 2020 and December 31, 2019, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $9.2 million and $13.4 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of March 31, 2020 and December 31, 2019, the joint venture partners' interests in subsidiaries of the Company were $25.7 million and $25.9 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
16. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of both March 31, 2020 and December 31, 2019, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
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
Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, October 30, 2024, at a fixed rate equal to 6.750% per annum of the $25.00 per share liquidation preference and (ii) from and including October 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.196% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on or about the 30th day of each January, April, July, and October, commencing with the first dividend payment on January 30, 2020, which the Board of Directors declared in December 2019. As of March 31, 2020 and December 31, 2019, the total amount of cumulative preferred dividends in arrears was $1.3 million and $1.5 million, respectively.
Common Stock
The Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding present in person or represented by proxy at a meeting of the stockholders. As of March 31, 2020 and December 31, 2019, there were 43,779,924 and 38,647,943, respectively, shares of common stock outstanding.
On January 24, 2020, the Company completed a follow-on offering of 5,290,000 shares of its common stock, of which 690,000 shares were issued pursuant to the exercise of the underwriters' option. The issuance and sale of the 5,290,000 shares of common stock generated net proceeds, after underwriters' discount and offering costs, of $95.3 million.

The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three-month periods ended March 31, 2020 and 2019:

	Three-Month Period Ended
	March 31, 2020	March 31, 2019
Shares of Common Stock Outstanding (December 31, 2019 and January 1, 2019, respectively)	38,647,943	29,796,601
Share Activity:
Shares of common stock issued	5,290,000	—
Shares of common stock issued in connection with incentive fee payment	637	—
Shares of common stock repurchased	(288,172)	(50,825)
OP LTIP Units exercised	—	—
OP Units exercised	129,516	—
Shares of Common Stock Outstanding (March 31, 2020 and 2019, respectively)	43,779,924	29,745,776

If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of March 31, 2020 and December 31, 2019, the Company's issued and outstanding shares of common stock would increase to 44,388,860 and 39,371,584 shares, respectively.
On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of common stock. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the three-month period ended March 31, 2020, the Company repurchased 288,172 shares at an average price per share of $10.53 and a total cost of $3.0 million. During the three-month period ended March 31, 2019, the Company repurchased 50,825 shares at an average price per share of $15.39 and a total cost of $0.8 million. From inception of the current repurchase plan through March 31, 2020, the Company repurchased 700,087 shares at an average price per share of $13.36 and a total cost of $9.4 million.

17. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended
	March 31, 2020	March 31, 2019
(In thousands except share amounts)
Net income (loss) attributable to common stockholders	$(129,398)	$15,408
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	(2,055)	380
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	(131,453)	15,788
Dividends Paid:
Common stockholders	(19,748)	(16,360)
Convertible Non-controlling Interests	(309)	(404)
Total dividends paid to common stockholders and Convertible Non-controlling Interests	(20,057)	(16,764)
Undistributed (Distributed in excess of) earnings:
Common stockholders	(149,146)	(952)
Convertible Non-controlling Interests	(2,364)	(24)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$(151,510)	$(976)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	42,598,138	29,747,537
Weighted average Convertible Non-controlling Interest Units outstanding	685,500	733,371
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	43,283,638	30,480,908
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.45	$0.55
Undistributed (Distributed in excess of)	(3.49)	(0.03)
	$(3.04)	$0.52
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.45	$0.55
Undistributed (Distributed in excess of)	(3.49)	(0.03)
	$(3.04)	$0.52

(1)
For the three-month periods ended March 31, 2020 and 2019, excludes net income (loss) of $1.2 million and $0.7 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 15.

18. Restricted Cash
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement. As of both March 31, 2020 and December 31, 2019, the Company's restricted cash balance related to the flow consumer loan purchase and sale agreement was $0.2 million.
19. Offsetting of Assets and Liabilities
The Company generally records financial instruments at fair value as described in Note 2. Financial instruments are generally recorded on a gross basis on the Condensed Consolidated Balance Sheet. In connection with the vast majority of its derivative, reverse repurchase and repurchase agreements, and the related trading agreements, the Company and its counterparties are required to pledge collateral. Cash or other collateral is exchanged as required with each of the Company's counterparties in connection with open derivative positions, and reverse repurchase and repurchase agreements.

The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2020 and December 31, 2019. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's reverse repurchase and repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2020:

Description	Gross Amounts of Assets (Liabilities) in the Condensed Consolidated Balance Sheet	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amount of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$31,752	$—	$31,752	$(11,711)	$—	$(11,493)	$8,548
Reverse repurchase agreements	51,132	(37,893)	13,239	(13,239)	—	—	—
Liabilities
Financial derivatives–liabilities	(47,772)	—	(47,772)	11,711	—	29,667	(6,394)
Repurchase agreements	(2,071,009)	36,784	(2,034,225)	2,034,225	(98,657)	98,657	—

(1)	In the Company's Condensed Consolidated Balance Sheet, all balances associated with financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of March 31, 2020 was $2.3 billion. As of March 31, 2020, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $(14) thousand and $11.4 million, respectively.

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

December 31, 2019:

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

20. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of March 31, 2020 and December 31, 2019.
March 31, 2020:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$136,740	10	33.6%
Collateral on repurchase agreements held by dealers(2)	2,381,564	28	22.5%
Due from brokers	166,516	27	17.9%
Receivable for securities sold(3)	347,362	9	38.2%

(1)	Each counterparty is a large creditworthy financial institution.

(2)	Includes securities, loans, and REO as well as cash posted as collateral for repurchase agreements.

(3)	Included in Investment related receivables on the Condensed Consolidated Balance Sheet.
December 31, 2019:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$72,302	11	42.2%
Collateral on repurchase agreements held by dealers(2)	2,793,696	28	13.8%
Due from brokers	79,829	24	30.9%
Receivable for securities sold(3)	69,995	5	62.3%

(1)	Each counterparty is a large creditworthy financial institution.

(2)	Includes securities, loans, and REO as well as cash posted as collateral for repurchase agreements.

(3)	Included in Investment related receivables on the Condensed Consolidated Balance Sheet.
21. Commitments and Contingencies
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both March 31, 2020 and December 31, 2019, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $4.7 million and $5.2 million as of March 31, 2020 and December 31, 2019, respectively.

Commitments and Contingencies Related to Investments in Mortgage Loan Originators
In connection with certain of its investments in mortgage loan originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 13, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into two agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees are capped at $25.0 million. As of March 31, 2020 and December 31, 2019, the mortgage loan originator had $2.1 million and $0.4 million, respectively, of outstanding borrowings under the agreements guaranteed by the Company. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of both March 31, 2020 and December 31, 2019, the estimated fair value of such guarantees was insignificant.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of both March 31, 2020 and December 31, 2019 the Company had unfunded commitments related to such investments in the amount of $1.9 million.
22. Subsequent Events
The COVID-19 pandemic has been unprecedented and continues to have an adverse impact on the U.S. and global economies. The COVID-19 pandemic has negatively affected the Company's business, and the Company believes that it may continue to do so. This pandemic has caused significant volatility and disruption in the financial markets both globally and in the United States, resulting in significantly higher levels of unemployment or underemployment. As a result, the Company expects that certain of the borrowers underlying its loans will experience financial hardship, making it difficult to meet their payment obligations to the Company, leading to requests for forbearance or deferment, and higher levels of delinquency and potentially, of defaults. Subsequent to March 31, 2020, the Company has experienced an increase in the number of forbearance and deferment requests and delinquencies.
If COVID-19 continues to spread and/or efforts to contain COVID-19 are unsuccessful, the Company's business, financial condition, liquidity, and results of operations could continue to be materially and adversely affected. The extent of the continued and ultimate impact of the COVID-19 pandemic on the Company's financial condition, liquidity, and results of operations cannot be reasonably predicted at this time, since it will depend on various factors which cannot be reasonably predicted at this time, including the duration of the pandemic, the continued spread of the disease, and the associated response from federal and state governments.
On April 7, 2020, the Board of Directors approved a dividend in the amount of $0.08 per share of common stock payable on May 26, 2020 to stockholders of record as of April 30, 2020 and a dividend in the amount of $0.421875 per share of Series A Preferred Stock payable on April 30, 2020 to stockholders of record as of April 17, 2020.
On May 7, 2020, the Board of Directors approved a dividend in the amount of $0.08 per share of common stock payable on June 25, 2020 to stockholders of record as of May 29, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Except where the context suggests otherwise, references in this Quarterly Report on Form 10-Q to "EFC," "we," "us," and "our" refer to (i) Ellington Financial Inc. and its consolidated subsidiaries, including Ellington Financial Operating Partnership LLC, our operating partnership subsidiary, which we refer to as our "Operating Partnership," following our conversion to a corporation effective March 1, 2019 (our "corporate conversion"), and (ii) Ellington Financial LLC and its consolidated subsidiaries, including our Operating Partnership, before our corporate conversion. References in this Quarterly Report on Form 10-Q to (1) "common shares" refer to (i) our common shares representing limited liability company interests, previously outstanding prior to our corporate conversion, and (ii) shares of our common stock outstanding after our corporate conversion and (2) "common shareholders" refer to (i) holders of our common shares representing limited liability company interests prior to our corporate conversion, and (ii) holders of shares of our common stock after our corporate conversion. We conduct all of our operations and business activities through our Operating Partnership. Our "Manager" refers to Ellington Financial Management LLC, our external manager, "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager, and "Manager Group" refers collectively to officers and directors of EFC, and partners and affiliates of Ellington (including families and family trusts of the foregoing). In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time.
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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities owned by us for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; our ability to qualify and maintain our qualification as a real estate investment trust, or "REIT"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy, such as those resulting from the economic effects related to the COVID-19 pandemic, and associated responses to the pandemic. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Executive Summary
We invest in a diverse array of real-estate-related and other financial assets, including residential and commercial mortgage loans, residential mortgage-backed securities, or "RMBS," commercial mortgage-backed securities, or "CMBS," consumer loans and asset-backed securities, or "ABS," including ABS backed by consumer loans, collateralized loan obligations, or "CLOs," non-mortgage- and mortgage-related derivatives, equity investments in loan origination companies, and other strategic investments. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 25-year history of investing in the Agency and credit markets.

We conduct all of our operations and business activities through the Operating Partnership. As of March 31, 2020, we have an ownership interest of approximately 98.8% in the Operating Partnership. The remaining ownership interest of approximately 1.2% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest.
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
Through March 31, 2020, our credit portfolio, which includes all of our investments other than RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through March 31, 2020, we financed the vast majority of our Agency RMBS assets, and a portion of our credit assets, through repurchase agreements, which we sometimes refer to as "repos," which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of repos. In addition to financing assets through repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. We have also obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans. Additionally, we have issued unsecured long-term debt.
As of March 31, 2020, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet) were $2.8 billion, of which approximately 47%, or $1.3 billion, relates to our Agency RMBS holdings and U.S. Treasury securities. The remaining outstanding borrowings relate to our credit portfolio.

As of March 31, 2020, we also had $86.0 million outstanding of unsecured long-term debt, maturing in September of 2022, or the "Senior Notes." The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. The indenture governing the Senior Notes contains a number of covenants, including several financial covenants. The Senior Notes were issued in connection with an exchange of our previously issued unsecured long-term debt (the "Old Senior Notes") on February 13, 2019 (the "Note Exchange"), in connection with our intended election to be taxed as a REIT. At the time of the Note Exchange, the Senior Notes were rated A by Egan-Jones Rating Company1. See Note 11 of the notes to our condensed consolidated financial statements for further detail on the Senior Notes and the Note Exchange.
As of March 31, 2020, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $15.06. Our debt-to-equity ratio was 3.5:1 as of March 31, 2020. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales. Excluding repos on U.S. Treasury securities, our recourse debt-to-equity ratio was 2.5:1 as of March 31, 2020. Adjusted for unsettled purchases and sales, the debt-to-equity ratio and total recourse debt-to-equity ratio were 3.1:1 and 2.1:1, respectively as of March 31, 2020.
On January 24, 2020, we completed a follow-on offering of 5,290,000 shares of our common stock, of which 690,000 shares were issued pursuant to the exercise of the underwriters' option. The issuance and sale of such common shares generated net proceeds, after underwriters' discount and offering costs, of $95.3 million.
During the three-month period ended March 31, 2020 we repurchased 288,172 shares of our common stock at an average price per share of $10.53 and a total cost of $3.0 million. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases.
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
Our Targeted Asset Classes
Our targeted asset classes currently include investments in the U.S. and Europe (as applicable) in the categories listed below. Subject to qualifying and maintaining our qualification as a REIT, we expect to continue to invest in these targeted asset classes. Also, we expect to continue to hold certain of our targeted assets through one or more TRSs. As a result, a portion of the income from such assets will be subject to U.S. federal corporate income tax.

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
The majority of CMBS utilize senior/subordinate structures, similar to those found in non-Agency RMBS. Subordination levels vary so as to provide for one or more AAA credit ratings on the most senior classes, with less senior securities rated investment grade and non-investment grade, including a first loss component which is typically unrated. This first loss component is commonly referred to as the "B-piece," which is the most subordinated (and therefore highest yielding and riskiest) tranche of a CMBS securitization. Much of our focus within the CMBS sector has been on B-pieces, but we also acquire other CMBS with more senior credit priority.
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
The residential transition loans that we originate or purchase include: (i) "fix and flip" loans, which are made to real estate investors for the purpose of acquiring residential homes, making value-add improvements to such homes, and reselling the newly rehabilitated homes for a potential profit, and (ii) loans made to real estate investors for a "business purpose," such as purchasing a rental investment property, financing or refinancing a fully rehabilitated home awaiting sale, or securing short-term financing pending qualification for longer-term lower-rate financing. Our residential transition loans are secured by non-owner occupied properties, and are typically structured as fixed-rate, interest-only loans with terms to maturity between 6 and 24 months. Our underwriting guidelines focus on both the "as is" and "as repaired" property values, borrower experience as a real estate investor, and asset verification.
We remain active in the market for residential NPLs and RPLs. The market for large residential NPL and RPL pools has remained highly concentrated, with the great majority having traded to only a handful of large players who typically securitize the residential NPLs and RPLs that they purchase. As a result, we have continued to focus our acquisitions on less-competitively-bid, and more attractively-priced mixed legacy pools sourced from motivated sellers.
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
Trends and Recent Market Developments
Market Overview

•
At its January meeting, the U.S. Federal Reserve, or the "Federal Reserve," maintained its target range of 1.50%–1.75% for the federal funds rate, but noted concerns about the spread of the novel coronavirus disease ("COVID-19") in its minutes. As the quarter progressed and the virus spread, the Federal Reserve, in conjunction with the administration and Congress, took the following steps to counteract the economic impact and negative risk sentiment associated with COVID-19:

◦	March 3: The Federal Reserve announced a 50-basis-point reduction in the target range for the federal funds rate to 1.00%-1.25%.

◦	March 6: The president signed an $8.3 billion emergency spending package to combat the spread of COVID-19, which included funding for prevention efforts and vaccination research.

◦
March 13: The president declared a national emergency, which released approximately $50 billion in federal aid to areas affected by COVID-19, and led to the IRS issuing Notice 2020-17 (on March 23), which enabled individuals to defer federal income tax payments up to $1 million for tax year 2019 until July 15, 2020 without incurring interest or penalties. Corporations were permitted to defer tax payments up to $10 million until July 15, 2020 as well.

◦
March 15: The Federal Reserve announced that it "is prepared to use its full range of tools to support the flow of credit to households and businesses and thereby promote its maximum employment and price stability goals" and took the following actions: (i) reduced the target range for the federal funds rate by an additional 100 basis points to 0.00%–0.25%; (ii) committed to purchase at least $500 billion of U.S. Treasury securities and at least $200 billion of Agency MBS, and announced that it would reinvest all principal payments from current holdings of Agency debt and Agency MBS back into Agency MBS; (iii) reduced the rate at its discount window by 150 basis points; (iv) reduced the reserve requirement ratios for depository institutions to 0% effective March 26th; (v) announced its intention to continue conducting term and overnight repo operations; (vi) encouraged banks to use their capital and liquidity buffers to lend; and (vii) in coordination with other central banks, expanded U.S. dollar liquidity swap lines with foreign banks, which would be further expanded in subsequent days.

◦
March 17–18: the Federal Reserve announced several funding and liquidity programs: a Primary Dealer Credit Facility, to provide overnight liquidity to primary dealers of the New York Fed; a Commercial Paper Funding Facility ("CPFF"), to relieve funding constraints in the commercial paper market; and a Money Market Mutual Fund Liquidity Facility ("MMLF"), to provide liquidity to help money market mutual funds manage redemptions. The scope of MMLF was subsequently expanded on March 20th.

◦	March 18: The president signed the Families First Coronavirus Response Act, which expanded paid sick leave and unemployment insurance, and provided for free COVID-19 testing.

◦
March 23: The Federal Reserve removed the explicit limits on its purchases of U.S. Treasury securities and Agency MBS announced on March 15th, remarking that it would purchase these assets "in the amounts needed to support smooth market functioning and effective transmission of monetary policy to broader financial conditions and the economy." It also announced a Primary Market Corporate Credit Facility for corporate bond new issuance; a Secondary Market Corporate Credit Facility for corporate bond secondary market transactions; a Term Asset-Backed Securities Loan Facility ("TALF"), to provide support to the ABS market; and a Main Street Business Lending Program to lend to eligible small to mid-size enterprises. Further, it expanded the CPFF to include a wider range of eligible securities.

◦
March 27: The U.S. Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), was signed into law. The CARES Act provided for approximately $2 trillion of stimulus spending, including support to individuals, large corporations, small businesses, state and local governments, and public health.

•
Interest rates dropped dramatically during the second half of the quarter, as the spread of COVID-19 prompted a flight to safety. Between February 12th and March 9th, the 10-year U.S. Treasury yield plummeted 109 basis points to a record low of 0.54%, before rebounding to 1.19% less than two weeks later, and then declining to 0.67% as of March 31st. U.S. Treasury yields fell across the yield curve over the course of the quarter, with yields on 3-month Treasury bills down 148 basis points, yields on the 2-year U.S. Treasury down 132 basis points, and yields on the 10-year U.S. Treasury down 125 basis points. On March 9th, the MOVE index, which measures U.S. interest rate volatility, reached its highest point since the 2008-2009 financial crisis.

•
Mortgage rates also declined during the quarter, with the Freddie Mac Survey 30-year mortgage rate reaching an all-time low of 3.29% on March 5th, before closing the quarter at 3.50%, 24 basis points lower than year end. Refinancing applications surged with the declining mortgage rates. On March 6th, the Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, increased 79% to its highest level since April 2009. At quarter end, the index had increased 248% compared to year end. Overall Fannie Mae 30-year MBS prepayments declined from a CPR of 17.0 in December to 14.8 in January, before rising to 16.6 CPR in February and then surging to 23.6 CPR in March, its highest level in more than six years.

•
LIBOR rates, which drive many of our financing costs, also declined sharply in the first quarter in connection with the Federal Reserve actions, reaching three-year lows. One-month LIBOR decreased 77 basis points to end the quarter at 0.99%, and three-month LIBOR fell 46 basis points to 1.45%.

•
U.S. real GDP shrank at an estimated annualized rate of 4.8% in the first quarter, a sharp reversal from the 2.1% annualized growth rate recorded in the fourth quarter of 2019, and the largest contraction since the 2008-2009 financial crisis. Unemployment increased to 4.4% at March 31, 2020, its highest level since August 2017, compared to 3.5% at both December 31, 2019 and February 29, 2020. U.S. employers reported a reduction of 701,000 jobs in March, with more than 22 million new unemployment claims filed between March 15 and April 11. Further significant increases in the unemployment rate are anticipated.

•
For the first quarter, the Bloomberg Barclays U.S. MBS Index generated a return of 2.82%, and a negative excess return (on a duration-adjusted basis) of 0.83% relative to the Bloomberg Barclays U.S. Treasury Index, reflecting that Agency RMBS underperformed their benchmark hedging instruments during the quarter. The negative excess return for the quarter had reached as high as 2.22% as of March 19th, before actions by the Federal Reserve caused yield spreads on Agency RMBS to tighten going into quarter-end.

•
The Bloomberg Barclays U.S. Corporate Bond Index generated a loss of 3.63% and a negative excess return of 13.50%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a loss of 12.68% and a negative excess return of 17.03%.

•
U.S. equities had their worst quarter since the 2008-2009 financial crisis, with the Dow Jones Industrial Average declining 23%, the S&P down 20%, and the NASDAQ down 14%. Stock markets were highly volatile during the quarter, as the S&P 500 declined 34% between February 19th and March 23rd, and then increased 18% over the next three days. Because of rapid price declines that tripped market "circuit breakers," trading was halted temporarily on the major U.S. stock exchanges on four trading days during the quarter. The CBOE Volatility Index, which measures expected moves in the S&P 500 index, registered an all-time high of 82.69 on March 16th. London's FTSE 100 declined 25%, while the MSCI World global equity index declined 21%.

The first quarter of 2020 began quietly. In January, the U.S. and China inked phase one of the trade pact agreed to in December, U.S./Iranian tensions eased, and the Federal Reserve maintained its target range for the federal funds rate. Stocks continued to perform well, with the S&P 500 hitting record highs in January and again in February. Meanwhile, however, uncertainty began to creep into the market around the spread of COVID-19. The 10-year U.S. Treasury yield declined 31 basis points during the last two weeks of January and measures of volatility began to increase, while Chinese stocks declined.
As the quarter progressed, concerns about the economic impact of the virus intensified as the number of global cases increased. On March 11th, the World Health Organization declared COVID-19 a pandemic. Earlier concerns about the impact on global supply chains and on China's growth quickly grew into fears of much more far-reaching impacts on the global economy. Economic activity gradually declined as countries around the world implemented social-distancing restrictions; unemployment claims surged and GDP growth forecasts were revised down as the market began to price in a global recession.

In March, the global response to the pandemic led to extreme market volatility and dislocations in the financial markets. Yield spreads on most fixed income assets widened sharply in the first half of March. For Agency RMBS, the heightened levels of interest rate volatility, together with concerns of a liquidity crunch in the private sector, exacerbated fundamental concerns about a surge in prepayments from the decline in mortgage rates; while for credit assets, the negative macroeconomic developments raised concerns about a potential surge in future credit losses within many sectors. Across virtually all credit-sensitive fixed income asset classes, repo financing stresses and sharp declines in asset prices severely reduced liquidity, and prompted forced selling from many market participants experiencing liquidity problems, which further contributed to price declines and yield spread widening. This selling was particularly acute in structured credit assets, and even Agency RMBS, despite their creditworthiness, experienced significant yield spread widening in sympathy.
Meanwhile, equities sold off sharply across the globe, volatility surged market-wide and a flight to safety drove record-low yields on the 10-year U.S. Treasury and a seven-year high for the price of gold. Oil prices dropped sharply in response to the anticipated shock on demand, only to absolutely collapse when a price war erupted between Russia and Saudi Arabia. Over the course of the quarter, WTI crude oil futures dropped 66%.
Around the globe, central banks and governments responded swiftly and aggressively with interest rate cuts, quantitative easing programs, and stimulus packages. The Federal Reserve deployed its full crisis playbook, implementing two emergency rate cuts totaling 150 basis points, resuming its asset purchases at an unprecedented pace, adding additional liquidity to repo markets, and forming several credit facilities to stabilize markets. The White House and U.S. Congress passed three rounds of stimulus packages, culminating in the $2 trillion CARES Act on March 27th, the largest emergency spending bill in history.
In response to these extraordinary measures, U.S. equities bounced back sharply from their March 23rd lows, as a 34% drop in the S&P 500 in less than five weeks was immediately followed by an 18% rise in just three days. The Federal Reserve's injections of capital eased liquidity stresses, and yield spreads on securities included in the Federal Reserve's asset purchase programs tightened sharply, particularly Agency RMBS, which recovered strongly during the last two weeks of the quarter. Yield spreads in some credit-sensitive sectors, such as investment-grade corporate bonds, also tightened significantly, while other sectors, including non-investment-grade CMBS, noticeably lagged. Most measures of market volatility subsided from their highs, but overall volatility remained greatly elevated.
Following quarter end, additional stimulus measures were taken by the Federal Reserve, including the announcement on April 9th that it would provide up to an additional $2.3 trillion in loans to support the U.S. economy. Meanwhile, cases of COVID-19 continue to rise around the globe, and without an effective treatment or a vaccine, the number of fatalities continue to rise. The economic fallout related to COVID-19, including the effects of the shutdowns and other efforts towards containment, represent a textbook exogenous shock to both supply and demand. So far, we have seen early evidence of its impact on specific regions and specific industries, and more generally on GDP and unemployment. U.S. GDP declined by 4.8% in the first quarter, while more than 22 million new unemployment claims were filed between March 15th and April 11th. While the global government and central bank responses have provided a boost to liquidity and meaningfully improved market performance in the short term, the path forward for the economy generally, and the credit markets in particular, remains unclear.
Portfolio Overview and Outlook
During the first two months of the quarter, our credit and Agency portfolios grew as we deployed the proceeds from our common equity offering that closed in January. In March, in light of the heightened levels of market volatility and systemic liquidity risk, we strategically reduced the size of our Agency portfolio significantly, thereby bolstering our liquidity and lowering our leverage. By reducing our Agency portfolio in an orderly and measured way, we entirely avoided any forced asset sales. As a result of these sales, our total long Agency RMBS portfolio decreased by 48% to $1.016 billion as of March 31, 2020, from $1.937 billion as of December 31, 2019.
Our total long credit portfolio, including REO but excluding hedges and other derivative positions, decreased slightly by 1% to $1.998 billion as of March 31, 2020, from $2.028 billion as of December 31, 2019. Excluding non-retained tranches of our consolidated non-QM securitization trusts, our total long credit portfolio was essentially unchanged at $1.457 billion as of March 31, 2020, as compared to $1.444 billion as of December 31, 2019. In the credit portfolio, net new purchases during January and February were roughly offset by asset paydowns, asset payoffs, and net reductions in the valuation of the credit portfolio related to the market dislocations in March.
As March progressed, in addition to reducing the size of our Agency portfolio in order to enhance liquidity, we also substantially suspended new investments in our credit strategies.

Credit Summary (1)

	March 31, 2020		December 31, 2019
($ in thousands)	Fair Value	% of Total Long Credit Portfolio	Fair Value	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$170,905	8.6%	$172,802	8.5%
CMBS	75,815	3.8%	124,693	6.2%
Commercial Mortgage Loans and REO(3)(4)	343,111	17.2%	320,926	15.8%
Consumer Loans and ABS Backed by Consumer Loans(2)	252,385	12.6%	238,193	11.7%
Corporate Debt and Equity and Corporate Loans	7,407	0.4%	20,987	1.0%
Debt and Equity Investments in Loan Origination Entities	39,436	2.0%	41,393	2.1%
Non-Agency RMBS	118,793	5.9%	113,342	5.6%
Residential Mortgage Loans and REO(3)	942,202	47.2%	933,870	46.1%
Non-Dollar Denominated:
CLOs(2)	2,310	0.1%	5,722	0.3%
CMBS	—	—%	175	—%
Consumer Loans and ABS Backed by Consumer Loans	459	—%	549	—%
Corporate Debt and Equity	29	—%	30	—%
RMBS(5)	44,928	2.2%	55,156	2.7%
Total Long Credit	$1,997,780	100.0%	$2,027,838	100.0%

(1)	This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, or other hedge positions.

(2)	Includes equity investments in securitization-related vehicles.

(3)	As discussed in Note 2 of the notes to condensed consolidated financial statements, REO is not considered a financial instrument and as a result is included at the lower of cost or fair value.

(4)	Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.

(5)	Includes an investment in an unconsolidated entity holding European RMBS.
In March, a widespread market dislocation driven by the COVID-19 pandemic, and the associated measures to contain the pandemic, caused significant price declines and yield spread widening across virtually all credit assets. Forced selling by many market participants further exacerbated the declines in credit asset prices. As a result, we experienced substantial net realized and unrealized losses on our long investment credit portfolio.
During the periods in March when market conditions were most distressed, many leveraged market participants were denied extensions of their repo borrowings. In response to the uncertainty related to extending repo borrowings, we sought to extend certain of our repos early that were scheduled to expire in the second quarter, and we were able to do so in exchange for agreeing to pay higher borrowing rates. Across the portfolio, we were able to roll our repos in an orderly manner, albeit at times with higher haircuts and/or higher borrowing rates. Finally, for certain of our unencumbered loan assets that we sought to finance during the quarter, we were not offered financing, and for certain other unencumbered loan assets, we did not obtain financing on terms that we considered acceptable, and so these particular assets remained unfinanced throughout the quarter. However, subsequent to quarter end, we have been able to obtain financing on acceptable terms for some of these assets.
In March, as a result of the significant price declines and general price volatility, we received margin calls under our financing arrangements and under our derivative contracts that were higher than typical historical levels. We satisfied all of these margin calls. As of March 31, 2020, we had cash and cash equivalents of $136.7 million, along with unencumbered assets of approximately $279.2 million.
Most of our credit strategies generated net losses during the quarter. The largest losses occurred in CLOs, CMBS, non-Agency RMBS, and non-QM loans, all markets where there was substantial distressed selling during the quarter. Our loan strategies with shorter durations had better performance, including small balance commercial mortgage loans, consumer loans and residential transition loans, where the Company received scheduled paydowns and, in the case of small balance commercial mortgage loans, several profitable asset resolutions. On many of our credit investments, we are anticipating eventual principal losses as a consequence of the economic impacts of COVID-19, especially in a prolonged shutdown scenario. As has been widely reported, there has been a significant nationwide increase in loan delinquencies and forbearances, and we are starting to see the effects of this on our own portfolios.
Finally, the net interest income on our credit portfolio increased sequentially from the prior quarter through a combination of larger average holdings, higher yields, and lower borrowing costs on the portfolio.
Agency RMBS Summary

	March 31, 2020		December 31, 2019
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$834,002	82.1%	$1,758,882	90.8%
Floating Rate	9,054	0.9%	10,002	0.5%
Reverse Mortgages	130,601	12.8%	132,800	6.9%
IOs	42,344	4.2%	35,279	1.8%
Total Long Agency RMBS	$1,016,001	100.0%	$1,936,963	100.0%
In our Agency strategy, a precipitous decline in interest rates and high levels of interest rate volatility generated net realized and unrealized losses on our interest rate hedges, and while our Agency RMBS assets did appreciate in price during the quarter, they significantly underperformed our hedges. As a result, we experienced a significant net loss on our Agency strategy for the quarter.
With heightened interest rate volatility and a flight to the safe haven of U.S. Treasuries, yield spreads widened on Agency pools across the board. Furthermore, TBAs outperformed specified pools during the quarter, depressing pay-ups on our specified pool portfolio. The underperformance of specified pools relative to TBAs can largely be attributed to market-wide liquidity problems, exacerbated by quarter-end balance sheet pressures, as well as to the implementation of the Federal Reserve's amplified asset purchase program during the quarter, which was generally limited to TBAs and generic pools, as opposed to specified pools with pay-ups. Despite the large drop in mortgage rates during the quarter, average pay-ups on our specified pools increased only slightly to 1.47% as of March 31, 2020, as compared to 1.36% as of December 31, 2019, and this increase only occurred because we sold a disproportionate share of low-pay-up specified pools during the quarter. Pay-ups are price premiums for specified pools relative to their TBA counterparts, and generally reflect the prepayment protection that specified pools provide.
During the three-month period ended March 31, 2020, we continued to hedge interest rate risk in our Agency strategy, primarily through the use of interest rate swaps, short positions in TBAs, U.S. Treasury securities, and futures. In our interest rate hedging portfolio, the relative proportion, based on 10-year equivalents, of short positions in TBAs decreased period over period relative to other hedging instruments. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. While TBAs outperformed specified pools during the quarter, they severely underperformed interest rate swaps and U.S. Treasury securities, so we benefited by having a significant portion of our interest rate hedges in TBA short positions as opposed to interest rate swaps.
As of March 31, 2020 and December 31, 2019, the weighted average net pass-through rate on our fixed-rate specified pools was 4.1% and 4.0%, respectively. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was approximately 87% for the three-month period ended March 31, 2020.
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

The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019.

	Three-Month Period Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Three-Month Constant Prepayment Rates(1)	20.1%	19.9%	15.7%	12.8%	7.8%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.
The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2020 and December 31, 2019:

		March 31, 2020			December 31, 2019
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50	$8,300	$8,774	12	$125,526	$127,080	146
	3.00	6,358	6,663	31	68,037	70,097	62
	3.50	49,408	52,408	47	109,362	113,943	44
	4.00	5,088	5,417	62	5,453	5,764	58
	4.50	5,637	5,928	116	6,258	6,522	113
Total 15-year fixed-rate mortgages		74,791	79,190	48	314,636	323,406	90
20-year fixed-rate mortgages:
	4.00	—	—	—	—	—	—
	4.50	752	828	76	804	877	73
Total 20-year fixed-rate mortgages		752	828	76	804	877	73
30-year fixed-rate mortgages:
	2.50	—	—	—	13,991	13,867	3
	3.00	38,692	40,953	17	39,161	40,200	18
	3.28	105	111	93	106	108	90
	3.50	184,122	196,731	34	279,624	291,575	24
	3.75	2,181	2,321	34	2,297	2,393	31
	4.00	258,997	279,449	42	482,388	507,707	28
	4.50	110,008	119,611	43	280,885	299,042	21
	5.00	96,914	104,969	36	235,034	252,500	18
	5.50	6,290	6,973	49	21,041	22,618	21
	6.00	2,598	2,866	51	4,235	4,589	42
Total 30-year fixed-rate mortgages		699,907	753,984	38	1,358,762	1,434,599	23
Total fixed-rate Agency RMBS		$775,450	$834,002	39	$1,674,202	$1,758,882	36
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 3.9% and 2.6% as of March 31, 2020 and December 31, 2019, respectively. These figures take into account the net short TBA positions that we use to hedge our specified pool holdings, which had a notional value of $468.5 million and a fair value of $498.2 million as of March 31, 2020, as compared to a notional value of $1.093 billion and a fair value of $1.139 billion as of December 31, 2019. Excluding these TBA hedging positions, our Agency premium as a percentage of fair value was approximately 6.9% and 5.0% as of March 31, 2020 and December 31, 2019, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of March 31, 2020 and December 31, 2019:

	As of
($ in thousands)	March 31, 2020	December 31, 2019
Recourse(1) Borrowings:
Repurchase Agreements	$1,846,719	$2,150,282
Other Secured Borrowings	55,045	47,814
Senior Notes, at par	86,000	86,000
Total Recourse Borrowings	$1,987,764	$2,284,096
Debt-to-Equity Ratio Based on Total Recourse Borrowings(1)	2.5:1	2.6:1
Debt-to-Equity Ratio Based on Total Recourse Borrowings Excluding U.S. Treasury Securities	2.5:1	2.6:1
Non-Recourse(2) Borrowings:
Repurchase Agreements	$187,506	$295,018
Other Secured Borrowings	122,810	102,520
Other Secured Borrowings, at fair value(3)	549,668	594,396
Total Recourse and Non-Recourse Borrowings	$2,847,748	$3,276,030
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings	3.5:1	3.8:1
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings Excluding U.S. Treasury Securities	3.5:1	3.8:1

(1)
As of March 31, 2020 and December 31, 2019, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings is 2.5:1 and 2.7:1 as of March 31, 2020 and December 31, 2019, respectively.

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
Primarily as a result of Agency asset sales, our debt-to-equity ratio including repos, Total other secured borrowings, and our Senior Notes, but excluding repos on U.S. Treasury securities, declined to 3.5:1 as of March 31, 2020, from 3.8:1 as of December 31, 2019. Excluding repos on U.S. Treasury securities, our recourse debt-to-equity ratio decreased to 2.5:1 as of March 31, 2020, from 2.6:1 as of December 31, 2019. Adjusted for unsettled purchases and sales, our debt-to-equity ratio decreased to 3.1:1 as of March 31, 2020, as compared to 3.8:1 as of December 31, 2019. Similarly, our recourse debt-to-equity ratio, also adjusted for unsettled purchases and sales, decreased, to 2.1:1 as of March 31, 2020, from 2.6:1 as of December 31, 2019. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. In light of the heightened levels of market volatility and systemic liquidity risk experienced during the first quarter of 2020, the Company proactively reduced the size of its Agency RMBS portfolio, thereby bolstering its liquidity and lowering its leverage.
Our financing costs include interest expense related to our repo borrowings, Total other secured borrowings, and Senior Notes. The interest rates on our repo borrowings and Other secured borrowings are generally based on, or correlated with,

LIBOR. For the three-month period ended March 31, 2020, our average cost of funds decreased to 2.58%, compared to 2.86% for the three-month period ended December 31, 2019, driven by lower short-term interest rates.
Critical Accounting Policies
We adopted ASC 946 upon commencement of operations in August 2007, and applied U.S. GAAP for investment companies. In connection with our internal restructuring and our intention to qualify as a REIT for the year ended December 31, 2019, we have determined that, effective January 1, 2019, we no longer qualified for investment company accounting in accordance with ASC 946-10-25, and prospectively discontinued its use. We elected the fair value option for, and therefore we will continue to measure at fair value, those of our assets and liabilities for which such election is permitted, as provided for under ASC 825, Financial Instruments ("ASC 825").
Our condensed consolidated financial statements include the accounts of Ellington Financial Inc., its Operating Partnership, its subsidiaries, and variable interest entities, or "VIEs," for which the Company is deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. Certain of our critical accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that all of the decisions and assessments upon which our condensed consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of our Manager and Ellington and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to our condensed consolidated financial statements for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be the following:
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
Recent Accounting Pronouncements
Refer to the notes to our condensed consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes the fair value our investment portfolio(1) as of March 31, 2020 and December 31, 2019.

(In thousands)	March 31, 2020	December 31, 2019
Long:
Credit:
Dollar Denominated:
CLO(2)	$170,905	$172,802
CMBS	75,815	124,693
Commercial Mortgage Loans and REO(3)(4)	343,111	320,926
Consumer Loans and ABS backed by Consumer Loans(2)	252,385	238,193
Corporate Debt and Equity and Corporate Loans	7,407	20,987
Equity Investments in Loan Origination Entities	39,436	41,393
Non-Agency RMBS	118,793	113,342
Residential Mortgage Loans and REO(3)	942,202	933,870
Non-Dollar Denominated:
CLO(2)	2,310	5,722
CMBS	—	175
Consumer Loans and ABS backed by Consumer Loans	459	549
Corporate Debt and Equity	29	30
RMBS(5)	44,928	55,156
Agency:
Fixed-Rate Specified Pools	834,002	1,758,882
Floating-Rate Specified Pools	9,054	10,002
IOs	42,344	35,279
Reverse Mortgage Pools	130,601	132,800
Government Debt:
Dollar Denominated	1,654	—
Total Long	$3,015,435	$3,964,801
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	$(1,419)	$(471)
Government Debt:
Dollar Denominated	(2,154)	(62,994)
Non-Dollar Denominated	(9,718)	(9,944)
Total Short	$(13,291)	$(73,409)

(1)	For more detailed information about the investments in our portfolio, please see the notes to condensed consolidated financial statements.

(2)	Includes equity investments in securitization-related vehicles.

(3)	REO is not eligible to elect the fair value option as described in Note 2 of the notes to condensed consolidated financial statements and, as a result, is included at the lower of cost or fair value.

(4)	Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.

(5)	Includes an investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of March 31, 2020.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$997	$(64,527)	$(63,530)	$14,467
Total Net Mortgage-Related Derivatives				14,467
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	73,027	(140,344)	(67,317)	2,950
Total Return Swaps on Corporate Bond Indices and Corporate Debt(3)	4,714	—	4,714	(802)
Options	19,503	—	19,503	2,658
Warrants(4)	1,546	—	1,546	126
Total Net Corporate-Related Derivatives				4,932
Interest Rate-Related Derivatives:
TBAs	28,400	(457,872)	(429,472)	(5,840)
Interest Rate Swaps	434,364	(696,360)	(261,996)	(23,694)
U.S. Treasury Futures(5)	1,900	(172,100)	(172,100)	(5,969)
Eurodollar Futures(6)	—	(7,000)	(7,000)	(43)
Total Interest Rate-Related Derivatives				(35,546)
Other Derivatives:
Foreign Currency Forwards(7)	—	(29,602)	(29,602)	127
Total Net Other Derivatives				127
Net Total				$(16,020)

(1)	For more detailed information about the financial derivatives in our portfolio, please refer to Note 8 of the notes to condensed consolidated financial statements for the year ended March 31, 2020.

(2)
In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of March 31, 2020, derivative assets and derivative liabilities were $31.8 million and $(47.8) million, respectively, for a net fair value of $(16.0) million, as reflected in "Net Total" above.

(3)	Notional value represents the face amount of the underlying asset.

(4)	Notional represents the maximum number of shares available to be purchased upon exercise.

(5)
Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of March 31, 2020, a total of 19 long and 1,494 short U.S. Treasury futures contracts were held.

(6)	Every $1,000,000 in notional value represents one contract.

(7)	Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract.

The following table summarizes our financial derivatives portfolio(1)(2) as of December 31, 2019.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$1,039	$(70,656)	$(69,617)	$4,062
Total Net Mortgage-Related Derivatives				4,062
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	131,137	(262,885)	(131,748)	(10,616)
Total Return Swaps on Corporate Bond Indices and Corporate Debt(3)	7,359	(17,560)	(10,201)	(589)
Total Net Corporate-Related Derivatives				(11,205)
Interest Rate-Related Derivatives:
TBAs	40,100	(1,093,730)	(1,053,630)	(416)
Interest Rate Swaps	305,723	(732,961)	(427,238)	(3,251)
U.S. Treasury Futures(4)	—	(16,000)	(16,000)	148
Eurodollar Futures(5)	—	(14,000)	(14,000)	(45)
Total Interest Rate-Related Derivatives				(3,564)
Other Derivatives:
Foreign Currency Forwards(6)	—	(26,211)	(26,211)	(126)
Total Net Other Derivatives				(126)
Net Total				$(10,833)

(1)	For more detailed information about the financial derivatives in our portfolio, please refer to Note 8 of the notes to condensed consolidated financial statements for the year ended December 31, 2019.

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
Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract
As of March 31, 2020, our Condensed Consolidated Balance Sheet reflected total assets of $3.8 billion and total liabilities of $3.0 billion. As of December 31, 2019, our Condensed Consolidated Balance Sheet reflected total assets of $4.3 billion and total liabilities of $3.5 billion. Our investments in securities, loans, and unconsolidated entities, financial derivatives, and real estate owned included in total assets were $3.0 billion and $4.0 billion as of March 31, 2020 and December 31, 2019, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $61.1 million and $101.0 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, investments in securities sold short consisted principally of short positions in sovereign bonds and U.S. Treasury securities, which we primarily use to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of March 31, 2020 and December 31, 2019, we had a net short notional TBA position of $0.4 billion and $1.1 billion, respectively. The size of the net short notional TBA position declined primarily because we covered TBA short positions in connection with sales of Agency RMBS during the quarter.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of March 31, 2020 indebtedness outstanding on our repos was approximately $2.0 billion. As of March 31, 2020, our assets financed with repos consisted of Agency RMBS of $1.4 billion, credit assets of $925.4 million, and $1.7 million of U.S. Treasury securities. As of March 31, 2020, outstanding indebtedness under repos was $1.3 billion for Agency RMBS, $745.5 million for credit assets, and $1.7 million for U.S. Treasury securities. As of December 31, 2019 indebtedness outstanding on our repos was approximately $2.4 billion. As of December 31, 2019, our assets financed with repos consisted of Agency RMBS of $1.9 billion and credit assets of $830.3 million. As of December 31, 2019, outstanding indebtedness under repos was $1.9 billion for Agency RMBS and $580.8 million for credit assets. Our repos bear interest at rates that have historically moved in close relationship to LIBOR.
In addition to our repos, as of March 31, 2020 we had Total other secured borrowings of $727.5 million, used to finance $819.3 million of non-QM loans and REO, consumer loans and ABS backed by consumer loans, and small balance commercial loans. This compares to Total other secured borrowings of $744.7 million as of December 31, 2019, used to finance $843.4 million of non-QM loans and REO, and consumer loans and ABS backed by consumer loans. In addition to our secured borrowings, we had $86.0 million of Senior Notes outstanding as of both March 31, 2020 and December 31, 2019.
As of March 31, 2020 and December 31, 2019 our debt-to-equity ratio was 3.5:1 and 3.8:1, respectively. Excluding repos on U.S. Treasury securities, our recourse debt-to-equity ratio was 2.5:1 as of March 31, 2020 as compared to 2.6:1 as of December 31, 2019. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of March 31, 2020, our equity decreased by approximately $59.2 million to $809.5 million from $868.7 million as of December 31, 2019. The decrease principally consisted of a net loss of $128.3 million, dividends of $22.0 million, distributions to non-controlling interests of approximately $4.8 million, and payments to repurchase shares of common stock of $3.0 million. These decreases were partially offset by net proceeds from the issuance of common stock of $95.3 million and contributions from our non-controlling interests of approximately $3.5 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $774.4 million as of March 31, 2020.

Results of Operations for the Three-Month Periods Ended March 31, 2020 and 2019
The following table summarizes our results of operations for the three-month periods ended March 31, 2020 and 2019:

	Three-Month Period Ended
(In thousands except per share amounts)	March 31, 2020	March 31, 2019
Interest Income (Expense)
Interest income	$52,108	$36,016
Interest expense	(22,090)	(17,618)
Net interest income	30,018	18,398
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	(121,478)	21,066
Realized and unrealized gains (losses) on financial derivatives, net	(22,390)	(17,259)
Realized and unrealized gains (losses) on real estate owned, net	(7)	(305)
Other, net	1,679	2,002
Total other income (loss)	(142,196)	5,504
Expenses
Base management fee to affiliate (Net of fee rebates of $507 and $447, respectively)	2,443	1,722
Incentive fee to affiliate	—	—
Other investment related expenses	3,954	3,476
Other operating expenses	3,817	4,013
Total expenses	10,214	9,211
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	(122,392)	14,691
Income tax expense (benefit)	(547)	—
Earnings (losses) from investments in unconsolidated entities	(6,497)	1,797
Net Income (Loss)	(128,342)	16,488
Net income (loss) attributable to non-controlling interests	(885)	1,080
Dividends on preferred stock	1,941	—
Net Income (Loss) Attributable to Common Stockholders	$(129,398)	$15,408
Net Income (Loss) Per Common Share	$(3.04)	$0.52
Core Earnings
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

The following table reconciles, for the three-month periods ended March 31, 2020 and 2019, Core Earnings to the line on the our Condensed Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure.

	Three-Month Period Ended
(In thousands, except per share amounts)	March 31, 2020	March 31, 2019(1)
Net income (loss)	$(128,342)	$16,488
Income tax expense (benefit)	(547)	—
Net income (loss) before income tax expense (benefit)	(128,889)	16,488
Adjustments:
Realized (gains) losses on securities and loans, net	(12,260)	5,322
Realized (gains) losses on financial derivatives, net	12,406	11,570
Realized (gains) losses on real estate owned, net	(350)	58
Unrealized (gains) losses on securities and loans, net	133,738	(26,388)
Unrealized (gains) losses on financial derivatives, net	9,984	5,689
Unrealized (gains) losses on real estate owned, net	357	247
Other realized and unrealized (gains) losses, net(2)	330	(386)
Net realized gains (losses) on periodic settlements of interest rate swaps	143	719
Net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	(111)	(275)
Incentive fee to affiliate	—	—
Non-cash equity compensation expense	164	116
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	1,112	507
Non-recurring expenses(3)	—	1,075
(Earnings) losses from investments in unconsolidated entities(4)	6,633	(364)
Total Core Earnings	23,257	14,378
Dividends on preferred stock	1,941	—
Core Earnings attributable to non-controlling interests	1,524	1,029
Core Earnings Attributable to Common Stockholders	$19,792	$13,349
Core Earnings Attributable to Common Stockholders, per share	$0.46	$0.45

(1)	Conformed to current period presentation.

(2)
Includes realized and unrealized gains (losses) on foreign currency and unrealized gain (loss) on other secured borrowings, at fair value, included in Other, net, on the Condensed Consolidated Statement of Operations.

(3)	Non-recurring expenses consist mostly of professional fees related to the REIT Conversion.

(4)	Adjustment represents, for certain investments in unconsolidated entities, the net realized and unrealized gains and losses of the underlying investments of such entities.
Results of Operations for the Three-Month Periods Ended March 31, 2020 and 2019
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended March 31, 2020 we had net income (loss) attributable to common stockholders of $(129.4) million compared to $15.4 million for the three-month period ended March 31, 2019. The period-over-period reversal in our results of operations was primarily due to realized and unrealized losses on securities and loans, net and losses from investments in unconsolidated entities, partially offset by an increase in interest income for the three-month period ended March 31, 2020.
Interest Income
Interest income was $52.1 million for the three-month period ended March 31, 2020, as compared to $36.0 million for the three-month period ended March 31, 2019. Interest income for both periods included coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.

For the three-month period ended March 31, 2020, interest income from our credit portfolio was $39.1 million, as compared to $28.4 million for the three-month period ended March 31, 2019. This period-over-period increase was primarily due to the larger size of the credit portfolio for the three-month period ended March 31, 2020.
For the three-month period ended March 31, 2020, interest income from our Agency RMBS was $12.1 million, as compared to $7.6 million for the three-month period ended March 31, 2019. This period-over-period increase was primarily due to the larger size of the Agency portfolio for the three-month period ended March 31, 2020, partially offset by lower average asset yields on this portfolio.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended March 31, 2020 and 2019:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended March 31, 2020	$39,145	$1,853,988	8.45%	$12,068	$1,831,340	2.64%	$51,213	$3,685,328	5.56%
Three-month period ended March 31, 2019	$28,358	$1,334,751	8.50%	$7,562	$968,445	3.12%	$35,920	$2,303,196	6.24%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the three-month periods ended March 31, 2020 and 2019, we had a negative Catch-up Premium Amortization Adjustment of approximately $(1.1) million and $(0.5) million, respectively, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.88% and 5.68%, respectively, for the three-month period ended March 31, 2020. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.33% and 6.32%, respectively for the three-month period ended March 31, 2019.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $22.1 million for the three-month period ended March 31, 2020, as compared to $17.6 million for the three-month period ended March 31, 2019. The period-over-period increase was primarily due to an increase in our total borrowings, in connection with the growth of our credit and Agency portfolios, partially offset by a decrease in borrowing rates on our both our Agency and credit assets.
The table below summarizes the components of interest expense for the three-month periods ended March 31, 2020 and 2019.

	For the Three-Month Period
(In thousands)	March 31, 2020	March 31, 2019
Repos and Total other secured borrowings	$20,406	16,050
Senior Notes (1)	1,248	1,223
Securities sold short (2)	415	311
Other (3)	21	34
Total	$22,090	17,618

(1)
Amount includes the related amortization of debt issuance costs. For the three-month period ended March 31, 2020, amount includes interest expense on the Senior Notes. For the three-month period ended March 31, 2019, amount includes interest expense on the Senior Notes and the Old Senior Notes.

(2)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(3)	Primarily includes interest expense on our counterparties' cash collateral held by us.

The following table summarizes our aggregate secured borrowings, which, other than Other secured borrowings, at fair value, carry interest rates that are based on, or correlated with, LIBOR, including repos and Total other secured borrowings, for the three-month periods ended March 31, 2020 and 2019.

	For the Three-Month Period Ended
	March 31, 2020			March 31, 2019
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$1,428,921	$12,234	3.44%	$966,679	$10,011	4.25%
Agency RMBS	1,747,434	8,168	1.88%	893,987	5,981	2.74%
Subtotal(1)	3,176,355	20,402	2.58%	1,860,666	15,992	3.52%
U.S. Treasury Securities	1,481	4	1.00%	9,835	58	2.43%
Total	$3,177,836	$20,406	2.58%	$1,870,501	$16,050	3.52%
Average One-Month LIBOR			1.40%			2.50%
Average Six-Month LIBOR			1.49%			2.75%

(1)	Excludes U.S. Treasury Securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 2.57% for the three-month period ended March 31, 2020 and to 3.38% for the three-month period ended March 31, 2019. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 3.11% and 2.94% for the three-month periods ended March 31, 2020 and 2019, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the three-month period ended March 31, 2020, the gross base management fee, which is based on total equity at the end of each quarter, was $2.9 million, and our Manager credited us with rebates on our base management fee of $0.5 million, resulting in a net base management fee of $2.4 million. For the three-month period ended March 31, 2019, the gross base management fee was $2.1 million, and our Manager credited us with rebates on our base management fee of $0.4 million, resulting in a net base management fee of $1.7 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The period-over-period increase in the net base management fee was primarily due to our larger capital base at March 31, 2020.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the three-month periods ended March 31, 2020 or 2019, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended March 31, 2020 and 2019 other investment related expenses were $4.0 million and $3.5 million, respectively. The increase in other investment related expenses was primarily due to increases in servicing expenses on our consumer loan portfolios and various other expenses related to our residential and commercial mortgage loan and REO portfolios.

Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $3.8 million for the three-month period ended March 31, 2020 as compared to $4.0 million for the three-month period ended March 31, 2019. The decrease in other operating expenses for the three-month period ended March 31, 2020 was primarily due to a decrease in compensation expense and a decrease in professional fees, which were higher for the three-month period March 31, 2019 as a result of professional fees related to our REIT conversion, partially offset by increases to fund administration expense.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned. Other, net, another component of Other income (loss), includes rental income and income related to loan origination, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement and Other Secured Borrowings, at fair value. For the three-month period ended March 31, 2020, other income (loss) was $(142.2) million, consisting primarily of net unrealized losses of $(121.5) million on our securities and loans, and net realized and unrealized losses on our financial derivatives of $(22.4) million. Net unrealized losses of $(121.5) million on our securities and loans primarily resulted from net unrealized losses on CLOs, non-Agency RMBS, CMBS, non-QM loans, and consumer loans and ABS backed by consumer loans, partially offset by net unrealized gains on Agency RMBS. These losses were primarily due to the market and economic disruptions caused by the COVID-19 pandemic. Net realized and unrealized losses of $(22.4) million on our financial derivatives was primarily related to net realized and unrealized losses on interest rate swaps, TBAs, futures, and total return swaps, partially offset by net realized and unrealized gains on CDS on asset-backed indices, CDS on corporate bond indices, and CDS on corporate bonds.
For the three-month period ended March 31, 2019, other income was $5.5 million, consisting primarily of net realized and unrealized gains of $21.1 million on our securities and loans, and gains included in Other, net of $2.0 million, partially offset by net realized and unrealized losses of $17.3 million on our financial derivatives. Net realized and unrealized gains of $21.1 million on our securities and loans primarily resulted from net realized and unrealized gains on Agency RMBS, CLOs, non-Agency RMBS, CMBS, and residential mortgage loans, partially offset by net realized and unrealized losses on listed equities, small balance commercial loans, and REO. Net realized and unrealized losses of $17.3 million on our financial derivatives was primarily related to net realized and unrealized losses on CDS on corporate bond indices, TBAs, interest rate swaps, futures, CDS on asset-backed indices, and total return swaps, partially offset by net realized and unrealized gains on CDS on corporate bonds and forwards.
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

The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	March 31, 2020		December 31, 2019
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$393,047	19.3%	$528,545	21.6%
31 - 60 Days	910,598	44.8%	848,878	34.7%
61 - 90 Days	343,869	16.9%	733,575	30.0%
91 - 120 Days	105,312	5.2%	10,270	0.4%
121 - 150 Days	—	—%	7,460	0.3%
151 - 180 Days	211,624	10.4%	34,580	1.4%
181 - 360 Days	22,725	1.1%	186,661	7.7%
> 360 Days	47,050	2.3%	95,331	3.9%
	$2,034,225	100.0%	$2,445,300	100.0%
Repos involving underlying investments that we sold prior to March 31, 2020, for settlement following March 31, 2020, are shown using their original maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of March 31, 2020, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 27.3% with respect to credit assets, 5.3% with respect to Agency RMBS assets, and 14.3% overall. As of December 31, 2019 these respective weighted average contractual haircuts were 29.3%, 5.0%, and 12.3%.
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
As of March 31, 2020 and December 31, 2019, we had $2.0 billion and $2.4 billion, respectively, of borrowings outstanding under our repos. As of March 31, 2020, the remaining terms on our repos ranged from 1 day to 791 days, with a weighted average remaining term of 80 days. Our repo borrowings were with a total of 28 counterparties as of March 31, 2020. As of March 31, 2020, our repos had a weighted average borrowing rate of 2.11%. As of March 31, 2020, our repos had interest rates ranging from (0.15)% to 6.99%. As of December 31, 2019, the remaining terms on our repos ranged from 2 days to 882 days, with a weighted average remaining term of 91 days. Our repo borrowings were with a total of 28 counterparties as of December 31, 2019. As of December 31, 2019, our repos had a weighted average borrowing rate of 2.37%. As of December 31, 2019, our repos had interest rates ranging from 0.15% to 5.20%. Investments transferred as collateral under repos had an aggregate fair value of $2.3 billion and $2.8 billion as of March 31, 2020 and December 31, 2019, respectively.
The interest rates of our repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our repos will be funded primarily through the roll/re-initiation of repos and, if we are unable or unwilling to roll/re-initiate our repos, through free cash and proceeds from the sale of securities. During the periods in March 2020 when market conditions were most distressed, in response to the uncertainty related to extending repo borrowings, we sought to extend certain of our repos early that were scheduled to expire in the second quarter, and were able to do so in exchange for agreeing to pay higher borrowing rates. Across the portfolio, we were able to roll our repos in an orderly manner, albeit at times with higher haircuts and/or higher borrowing rates. Finally, for certain of our unencumbered loan assets that we sought to finance during the quarter, we were not offered financing, and for certain other unencumbered loan assets, we did not obtain financing on terms that we considered acceptable, and so these particular assets remained unfinanced throughout the quarter. However, subsequent to quarter end, we have been able to obtain financing on acceptable terms for some of these assets.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2020(1)	$2,034,225	$2,440,982	$2,485,496
December 31, 2019(2)	2,445,300	2,119,394	2,445,300
September 30, 2019	2,056,422	1,796,310	2,056,422
June 30, 2019	1,715,506	1,769,909	1,962,866
March 31, 2019	1,550,016	1,471,592	1,550,016
December 31, 2018	1,498,849	1,509,819	1,595,118
September 30, 2018	1,636,039	1,534,490	1,672,077
June 30, 2018	1,421,506	1,398,813	1,471,052
March 31, 2018	1,330,943	1,269,297	1,330,943
December 31, 2017(3)	1,209,315	1,050,018	1,209,315
September 30, 2017	1,029,810	1,078,165	1,133,586
June 30, 2017	1,119,238	1,121,884	1,213,525

(1)
In March 2020, in response to significant volatility and heightened risks in the financial markets as a result of the spread of COVID-19, we significantly reduced our outstanding borrowings to lower leverage and increase our liquidity.

(2)	At the end of 2019 we increased the size of both our Credit and Agency portfolios which we subsequently financed through repos.

(3)	At the end of 2017 we increased the size of our Credit portfolio by purchasing certain more liquid, lower-risk securities which we subsequently financed through repos.
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our non-QM loans and REO and consumer loans and ABS backed by consumer loans; these transactions are accounted for as collateralized borrowings. As of March 31, 2020 and December 31, 2019, we had outstanding borrowings related to such transactions in the amount of $727.5 million and $744.7 million, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Condensed Consolidated Balance Sheet. As of March 31, 2020 and December 31, 2019, the fair value of non-QM loans and REO, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans collateralizing our Total other secured borrowings was $819.3 million and $843.4 million, respectively. See Note 11 in the notes to our condensed consolidated financial statements for further information on our other secured borrowings.
As of both March 31, 2020 and December 31, 2019, we had $86.0 million outstanding of Senior Notes, maturing in September 2022 and bearing interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. These Senior Notes were issued on February 13, 2019 in connection with the Note Exchange. See Note 11 in the notes to our condensed consolidated financial statements for further detail on the Senior Notes.
As of March 31, 2020, we had an aggregate amount at risk under our repos with 28 counterparties of approximately $347.3 million, and as of December 31, 2019, we had an aggregate amount at risk under our repos with 28 counterparties of approximately $348.4 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of March 31, 2020 and December 31, 2019 does not include approximately $4.9 million and $5.1 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of March 31, 2020, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with 11 counterparties of approximately $16.3 million. We also had $7.6 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2019, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with ten counterparties of approximately $26.4 million. We also had $14.2 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2020, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $2.3 million. As of December 31, 2019, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with nine counterparties of approximately $4.2 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $136.7 million and $72.3 million as of March 31, 2020 and December 31, 2019, respectively.
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
During the three-month period ended March 31, 2020, we repurchased 288,172 shares at an average price per share of $10.53 and a total cost of $3.0 million. From inception of the current repurchase plan through May 15, 2020, we repurchased 700,087 shares at an average price per share of $13.36 and a total cost of $9.4 million, and have authorization to repurchase an additional 849,913 common shares.
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
On January 24, 2020, we completed a follow-on offering of 5,290,000 shares of our common stock, of which 690,000 shares were issued pursuant to the exercise of the underwriters' option. The issuance and sale of such common shares generated net proceeds, after underwriters' discount and offering costs, of $95.3 million.
We may declare dividends based on, among other things, our earnings, our financial condition, the REIT qualification requirements of the Internal Revenue Code of 1986, as amended, our working capital needs and new opportunities. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors.

The following table sets forth the dividend distributions authorized by the Board of Directors payable to common shareholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the notes to condensed consolidated financial statements) for the periods indicated below:
Three-Month Period Ended March 31, 2020

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
January 8, 2020	$0.15	$6,699	January 31, 2020	February 25, 2020
February 7, 2020	0.15	6,699	February 28, 2020	March 25, 2020
March 6, 2020	0.15	6,658	March 31, 2020	April 27, 2020
Three-Month Period Ended March 31, 2019

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
February 14, 2019	$0.41	$12,496	March 1, 2019	March 15, 2019
March 11, 2019	0.14	4,267	March 29, 2019	April 25, 2019
On April 7, 2020, the Board of Directors approved a dividend in the amount of $0.08 per share of common stock payable on May 26, 2020 to stockholders of record as of April 30, 2020. On May 7, 2020, the Board of Directors approved a dividend in the amount of $0.08 per share of common stock payable on June 25, 2020 to stockholders of record as of May 29, 2020.
On April 7, 2020, our Board of Directors declared a dividend in the amount of $0.421875 per preferred share payable on April 30, 2020 to stockholder of record as of April 17, 2020.
For the three-month period ended March 31, 2020, our operating activities provided net cash in the amount of $28.9 million and our investing activities provided net cash in the amount of $428.5 million. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) used net cash of $484.0 million. We received $31.9 million in proceeds from the issuance of Other secured borrowings and we used $10.7 million for principal payments on Other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $5.5 million for the three-month period ended March 31, 2020. We received proceeds from the issuance of common stock, net of offering costs paid, of $95.3 million and contributions from non-controlling interests provided cash of $3.5 million. We used $21.0 million to pay dividends, $4.8 million for distributions to non-controlling interests (our joint venture partners), and $3.0 million to repurchase common stock. As a result there was an increase in our cash holdings of $64.4 million, from $72.5 million as of December 31, 2019 to $136.9 million as of March 31, 2020.
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
Despite the challenges of the three-month period ended March 31, 2020, based on our current portfolio, amount of free cash on hand, debt-to-equity ratio, and current and anticipated availability of credit, we believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements. However, the unexpected inability to finance our Agency RMBS portfolio would create a serious short-term strain on our liquidity and would require us to liquidate much of that portfolio, which in turn would require us to restructure our portfolio to maintain our exclusion from registration as an investment company under the Investment Company Act and to qualify and maintain our qualification as a REIT. Steep declines in the values of our credit assets financed using repos, or in the values of our derivative contracts, would result in margin calls that would significantly reduce our free cash position. Furthermore, a substantial increase in prepayment rates on our assets financed by repos could cause a temporary liquidity shortfall, because we are generally required to post margin on such assets in proportion to the amount of the announced principal paydowns before the actual receipt of the cash from such principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell assets or issue additional debt or equity securities. As a result of the yield spread widening and volatility during March 2020, we received margin calls under our financing arrangements and under our derivative contracts that were higher than typical historical levels. We satisfied all of these margin calls. For more information regarding the impact that the COVID-19 pandemic has had on our liquidity and may have on our future liquidity, see "Part II. Item 1A—Risk Factors."
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
Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a base management fee, an incentive fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see Note 13 of the notes to our condensed consolidated financial statements.
We have numerous contractual obligations and commitments related to our outstanding borrowings (see Note 11 of the notes to our condensed consolidated financial statements) and related to our financial derivatives (see Note 8 of the notes to our condensed consolidated financial statements).
See Note 21 of the notes to our condensed consolidated financial statements as of March 31, 2020 for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships. See Note 6 and Note 10 of the notes to our condensed consolidated financial statements as of March 31, 2020 for further detail about a multi-seller consumer loan securitization transaction we entered into in August 2016.
At March 31, 2020 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at March 31, 2020 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
Credit Risk
We are subject to credit risk in connection with many of our assets, especially non-Agency RMBS, CMBS, residential and commercial mortgage loans, corporate debt investments including CLOs and investments in securitization warehouses, and consumer loans.
Credit losses on real estate loans can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, businesses or commercial properties, special hazards, earthquakes and other natural events, such as the COVID-19 pandemic, or an outbreak of another highly infectious or contagious disease, over-leveraging of the borrower on a property, reduction in market rents and occupancies and poor property management services, changes in legal protections for lenders, reduction in personal income, job loss, and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional, and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, and retroactive changes to building or similar codes.
The ability of borrowers to repay consumer loans may be adversely affected by numerous borrower-specific factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God or terrorism, pandemics such as novel coronavirus (COVID-19) or another highly infectious or contagious disease, may also affect the financial stability of borrowers and impair their ability or willingness to repay their loans. Whenever any of our consumer loans defaults, we are at risk of loss to the extent of any deficiency between the liquidation value of the collateral, if any, securing the loan, and the principal and accrued interest of the loan. Many of our consumer loans are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential real estate loans.
Our corporate investments, especially our lower-rated or unrated CLO investments, corporate equity, and our investments in loan originators, have significant risk of loss, and our efforts to protect these investments may involve substantial costs and may not be successful. The risk of loss with respect to these investments has been, and will likely continue to be, exacerbated by the COVID-19 pandemic. We also will be subject to significant uncertainty as to when and in what manner and for what value the corporate debt in which we directly or indirectly invest will eventually be satisfied (e.g., through liquidation of the obligor's assets, an exchange offer or plan of reorganization involving the debt securities or a payment of some amount in satisfaction of the obligation). In addition, these investments could involve loans to companies that are more likely to experience bankruptcy or similar financial distress, such as companies that are thinly capitalized, employ a high degree of financial leverage, are in highly competitive or risky businesses, are in a start-up phase, or are experiencing losses.
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
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of fixed-income assets in our portfolio, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. Most significantly, our portfolio is exposed to the risk of changes in prepayment rates of mortgage loans, including the mortgage loans underlying our RMBS, and changes in prepayment rates of certain of our consumer loan holdings. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Additionally, increases in prepayment rates may cause us to experience losses on our interest only securities and inverse interest only securities, as those securities are extremely sensitive to prepayment rates. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. For example, the government sponsored HARP program, which was designed to encourage mortgage refinancings, was a steady contributor to Agency RMBS prepayment speeds from its inception in 2009 until its expiration at the end of 2018. Mortgage rates have declined significantly during 2020, and remain very low by historical standards. As a result, prepayments continue to represent a meaningful risk, especially with respect to our Agency RMBS.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of March 31, 2020, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$7,172	0.88%	$13,665	1.69%	$(7,851)	(0.97)%	$(16,380)	(2.02)%
Non-Agency RMBS, CMBS, ABS and Loans	5,801	0.72%	12,177	1.51%	(5,227)	(0.65)%	(9,880)	(1.22)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(8,800)	(1.09)%	(17,906)	(2.21)%	8,493	1.05%	16,677	2.06%
Mortgage-Related Derivatives	—	—%	—	—%	1	—%	3	—%
Corporate Securities and Derivatives on Corporate Securities	(98)	(0.01)%	(204)	(0.03)%	91	0.01%	176	0.02%
Repurchase Agreements, Reverse Repurchase Agreements, and Senior Notes	(1,581)	(0.19)%	(2,571)	(0.32)%	2,173	0.27%	4,934	0.61%
Total	$2,494	0.31%	$5,161	0.64%	$(2,320)	(0.29)%	$(4,470)	(0.55)%

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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our March 31, 2020 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Part I, Item 1A. Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Form 10-K"). See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
In light of developments relating to the COVID-19 pandemic occurring subsequent to the filing of the Form 10-K, we are supplementing the risk factors discussed in the Form 10-K with the following risk factors, which should be read in conjunction with the risk factors contained in the Form 10-K.
The recent global outbreak of the coronavirus ("COVID-19") pandemic has adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity, and results of operations.
The COVID-19 pandemic has negatively affected our business, and we believe that it may continue to do so. This pandemic has caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19 continues to spread, efforts to contain COVID-19 are unsuccessful, or the United States experiences another highly infectious or contagious disease in the future, our business, financial condition, liquidity, and results of operations could be materially and adversely affected. The ultimate severity and duration of such effects will depend on future developments that are highly uncertain and difficult to predict, including the geographic spread of the disease, the overall severity of the disease, the duration of the outbreak, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the national and global economies. The continued spread of COVID-19, or an outbreak of another highly infectious or contagious disease in the future, could also negatively impact the availability of key personnel necessary to conduct our business.
Moreover, certain actions taken by U.S. or other governmental authorities that are intended to ameliorate the macroeconomic effects of the COVID-19 pandemic or an outbreak due to another highly infectious or contagious disease in the future could harm our business. Any significant decrease in economic activity or resulting decline in the markets in which we invest could also have an adverse effect on our investments in our targeted assets.
The COVID-19 pandemic and certain of the actions taken to reduce the spread of the disease, based on governmental mandates and recommendations, including restrictions on travel, restrictions on the ability of individuals to assemble in groups, and restrictions on the ability of certain businesses to operate have resulted in lost business revenue, rapid and significant increases in unemployment, and changes in consumer behavior, all of which have materially and adversely affected the economy. As a result, borrowers have experienced difficulties meeting their obligations, become unemployed, and sought to forebear payment on or refinance their loans for lower rates, which has increased delinquencies and losses on our loans and otherwise adversely affected our results of operations. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.
Our inability to access funding, or to access funding on terms that we believe are reasonable or attractive, particularly as a result of ongoing market dislocations resulting from the COVID-19 pandemic or as a result of other future outbreaks involving other highly infectious or contagious diseases, could have a material adverse effect on our financial condition.
Our ability to fund our operations, meet financial obligations, and finance targeted asset acquisitions may be impacted by an inability to secure and maintain our financing through repurchase agreements or other borrowings with our counterparties. Because repurchase agreements are short-term commitments of capital, lenders may respond to adverse market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have, and may continue to, impose more onerous conditions when rolling such repurchase agreements. If we are not able to renew our existing repurchase agreements or other borrowings, or arrange for new financing on terms acceptable to us, or if we default on our financial covenants (including those on our repurchase agreements, other borrowings, and our senior notes), are otherwise unable to access funds under our financing arrangements, or if we are required to post more collateral or face larger haircuts, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses, and may also force us to curtail our asset acquisition activities. If we are subject to a larger haircut in order to roll a repurchase agreement or other borrowing with a particular counterparty then we would be required to post additional margin. Similarly, if we were to move a financing from one counterparty to another that was subject to a larger haircut we would have to repay more cash to the original repurchase agreement counterparty than we would be able to borrow from the new repurchase agreement counterparty. In each of these cases we could be required to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses.
In addition, if there is a contraction in the overall availability of financing for our assets, including if the regulatory capital requirements imposed on our lenders change, our lenders may significantly increase the cost of the financing that they provide to us, or increase the amounts of collateral they require as a condition to providing us with financing. Our lenders also have revised, and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance or the terms of such financing arrangements, including increased haircuts and requiring additional cash collateral, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing that we receive under our financing agreements will be directly related to our lenders’ valuation of the financed assets subject to such agreements. Typically, the master repurchase agreements that govern our borrowings under repurchase agreements grant the lender the right to reevaluate the fair market value of the financed assets subject to such repurchase agreements at any time. If a lender determines that the value of the financed assets has decreased, it will generally initiate a margin call. In such cases, a lender's valuations of the financed assets may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A valid margin call requires us to transfer additional cash or qualifying assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Even if we were to dispute the validity of a margin call from a lender, such lender will have possession of the financed assets, and might still decide to exercise its contractual remedies. We would also be required to post additional collateral to our lenders if haircuts were to increase for our repurchase agreements. In any of these situations, we could be forced to sell assets at significantly depressed prices to meet such margin calls or increased haircut requirements, and to maintain adequate liquidity, which could cause us significant losses.
Significant margin calls and/or increased repo haircuts could have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our stockholders, and could cause the value of our capital stock to decline. In recent weeks, we have observed that many of our financing agreement counterparties have assigned lower valuations to certain of our assets, resulting in us having to pay cash or transfer additional securities to satisfy margin calls, which have been higher than historical levels. In addition, we have also experienced an increase in haircuts on repurchase agreements that we have rolled. A sufficiently deep and/or rapid increase in margin calls or haircuts would have an adverse impact on our liquidity and could lead to significant losses or, in the worst case, our insolvency.
We cannot predict the effect that government policies, laws, and plans adopted in response to the COVID-19 pandemic or other future outbreaks involving highly infectious or contagious diseases and resulting recessionary economic conditions will have on us.
Governments have adopted, and we expect will continue to adopt, policies, laws, and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial, and mortgage markets that it has caused. We cannot assure you that these programs will be effective, sufficient, or otherwise have a positive impact on our business.
The declaration, amount, nature, and payment of future dividends on our common and preferred stock are subject to uncertainty due to current market conditions, including those resulting from the COVID-19 pandemic, and future outbreaks involving other highly infectious or contagious diseases may result in similar uncertainty and market disruption.
The declaration, amount, nature, and payment of any future dividends on shares of our common and preferred stock are at the sole discretion of our Board of Directors. It is possible that we may not be able to pay dividends or other distributions on shares of our common stock or on shares of our 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share, with a liquidation preference of $25.00 per share (the “Series A Preferred Stock”). Under Delaware law, cash dividends on capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to pay cash dividends on shares of our common stock and on shares of our Series A Preferred Stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. Further, even if an adequate surplus is available to pay cash dividends on shares of our common stock or on shares of our Series

A Preferred Stock, we may not have sufficient cash to pay dividends on shares of our common stock or shares of our Series A Preferred Stock. In addition, in order to preserve our liquidity, our Board of Directors may declare all or any portion of a dividend to be payable in stock, may delay the record date or payment date for any previously declared, but unpaid, dividend, convert a previously declared, but unpaid, cash dividend on our common stock to a dividend paid partially or completely in stock, or even revoke a declared, but unpaid, dividend.
Our ability to pay dividends may be impaired if any of the risks described in the Form 10-K, or any of our other periodic or current reports filed with the SEC, were to occur. In addition, payment of dividends depends upon our earnings, liquidity, financial condition, the REIT distribution requirements, our financial covenants, and other factors that our Board of Directors may deem relevant from time to time. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings or other capital will be available to us in an amount sufficient to enable us to make distributions on our shares of common stock and our shares of Series A Preferred Stock, to pay our indebtedness, or to fund other liquidity needs. Our Board of Directors will continue to assess our common stock dividend rate and our preferred stock dividend payment schedule on an ongoing basis, as market conditions and our financial position continue to evolve. Our Board of Directors is under no obligation to declare any dividend distribution. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends or to increase dividends from one period to the next.
The economic and market disruptions caused by the COVID-19 pandemic or by future outbreaks involving other highly infectious or contagious diseases are likely to adversely impact the financial condition of borrowers underlying our residential mortgage loan investments, commercial mortgage loan investments, consumer loan investments, and corporate loan investments and limit our ability to grow our business.
We are subject to risks related to residential mortgage loans, commercial mortgage loans, and consumer loans. Over the near and long term, the economic and market disruptions caused by the COVID-19 pandemic are likely to adversely impact the financial condition of borrowers underlying our residential mortgage loan investments, commercial mortgage loan investments, and consumer loan investments. As a result, we anticipate that the number of borrowers who become delinquent, request forbearance on, or default on their loans may increase significantly. Such increased levels of payment delinquencies, forbearances, defaults, foreclosures, or losses would adversely affect our business, financial condition, and results of operations, and our ability to pay dividends to our stockholders. When a residential or commercial mortgage loan that we own is delinquent, or in default, forbearance or foreclosure, we may be required to advance payments for taxes, insurance, and/or capital expenditures associated with the underlying property to protect our interest in the loan collateral when we might otherwise use the cash to invest in our targeted assets or reduce our financings. In addition, to the extent current conditions persist or worsen, real estate values may decline, which would likely reduce the level of new mortgage and other real estate-related loan originations. Furthermore, if current conditions persist or worsen, consumer loan originations may decline as well. Such reductions in origination activity would adversely affect our ability to grow our business and fully execute our investment strategy and could decrease our earnings and liquidity. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.
We are also subject to risks related to corporate loans, including corporate loans that underlie our CLO investments and certain corporate loans that we own directly. Over the near and long term, the economic and market disruptions caused by the COVID-19 pandemic are likely to adversely impact the financial condition of corporate borrowers. As a result, we anticipate that the number of corporate borrowers who become delinquent or declare bankruptcy may increase significantly. Any future period of payment delinquencies and bankruptcies of corporate borrowers is likely to adversely affect our business, financial condition and results of operations, and ability to pay dividends to our stockholders. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.
Market disruptions caused by COVID-19 may make it more difficult for the loan servicers we rely on to perform a variety of services for us, which may adversely impact our business and financial results.
In connection with our investments in residential mortgage loans, commercial mortgage loans, and consumer loans, we rely on third-party service providers, principally loan servicers, to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms. For example, we rely on the mortgage servicers who service our residential mortgage loans and commercial mortgage loans to, among other things, collect principal and interest payments on such loans and perform loss mitigation services, such as forbearance, workouts, modifications, foreclosures, short sales and sales of foreclosed property. Over the near and long term, we expect that the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of many of the borrowers underlying our residential mortgage loan investments, commercial mortgage loan investments, and consumer loan investments. As a result, we anticipate that the number of borrowers who request a payment deferral or forbearance arrangement or become delinquent or default on their financial obligations may increase significantly, and such increase may place greater stress on the servicers’ finances and human capital, which may make it more difficult for those servicers to service our loans successfully. In addition, many loan servicing activities are not permitted to be done through a remote work setting. To the extent that shelter-in-place orders and remote work arrangements for non-essential businesses continue in the future, loan servicers may be materially adversely impacted. As a result, we could be materially and adversely affected if a mortgage servicer is unable to adequately or successfully service our residential mortgage loans, commercial mortgage loans, and consumer loans or if any such servicer experiences financial distress.
Our investments in loan originators are likely to be adversely affected by the economic and market disruptions caused by the COVID-19 pandemic.
We have non-controlling equity interests in certain loan originators. The economic and market disruptions caused by the COVID-19 pandemic are likely to adversely impact over the near term, and may adversely impact over the long term, the business and results of operations of these entities, which in turn, could adversely impact our business and results of operations. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.
Market and economic disruptions caused by the COVID-19 pandemic have made it more difficult for us to determine the fair value of our investments.
Market-based inputs are generally the preferred source of values for purposes of measuring the fair value of our assets under U.S. GAAP. However, the markets for our investments have and continue to experience extreme volatility, reduced transaction volume and liquidity, and disruption as a result of the COVID-19 pandemic, which has made it more difficult for us, and for the providers of third-party valuations that we use, to rely on market-based inputs in connection with the valuation of our assets under U.S. GAAP. Furthermore, in determining the fair value of our assets, management uses proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates, default rates and loss severities. These assumptions might be especially difficult to project accurately during periods of economic disruption. The fair value of certain of our investments may fluctuate over short periods of time, and our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common and preferred stock and our results of operations could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
Measures intended to prevent the spread of COVID-19 have disrupted our ability to operate our business.
In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, the vast majority of Ellington's personnel, as well as the third-party service providers that provide services to us, are working remotely. If these personnel are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, office closures, ineffective remote work arrangements, or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents and cyber-attacks on us or our third-party service providers, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business, and damage to our reputation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Pursuant to our 2017 Plan, on March 4, 2020, we granted 14,811 OP LTIP Units to certain Ellington personnel. The OP LTIP Units are subject to forfeiture restrictions that will lapse with respect to 4,977 of the OP LTIP Units on December 31, 2020 and 9,834 of the OP LTIP Units on December 31, 2021. Once vested, the OP LTIP Units may be converted at the election of the holder, or at any time at our election, into OP Units on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of our common stock or, at our election, for the cash value of such shares of our common stock. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2020 – January 31, 2020	—	$—	—	1,138,085
February 1, 2020 – February 29, 2020	—	—	—	1,138,085
March 1, 2020 – March 31, 2020	288,172	10.53	288,172	849,913
Total	288,172	$10.53	288,172	849,913
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

101
The following financial information from Ellington Financial Inc.'s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Changes in Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

ELLINGTON FINANCIAL INC.
Date:	May 21, 2020	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	May 21, 2020	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)