Form 10-Q
period 2020-06-30
Ellington Financial Inc.
filed 2020-08-10
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of August 7, 2020: 43,778,046

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2020	December 31, 2019
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$146,531	$72,302
Restricted cash(1)	175	175
Securities, at fair value(1)	1,396,008	2,449,941
Loans, at fair value(1)	1,416,851	1,412,426
Investments in unconsolidated entities, at fair value(1)	72,553	71,850
Real estate owned(1)	24,044	30,584
Financial derivatives—assets, at fair value	27,186	16,788
Reverse repurchase agreements	31,427	73,639
Due from brokers(1)	56,702	79,829
Investment related receivables(1)	62,098	123,120
Other assets(1)	3,276	7,563
Total Assets	$3,236,851	$4,338,217
Liabilities
Securities sold short, at fair value	$31,471	$73,409
Repurchase agreements(1)	1,294,549	2,445,300
Financial derivatives—liabilities, at fair value	34,863	27,621
Due to brokers	11,266	2,197
Investment related payables(1)	23,750	66,133
Other secured borrowings(1)	156,089	150,334
Other secured borrowings, at fair value(1)	742,688	594,396
Senior notes, net	85,429	85,298
Base management fee payable to affiliate	2,906	2,663
Incentive fee payable to affiliate	—	116
Dividends payable	5,293	6,978
Interest payable(1)	3,138	7,320
Accrued expenses and other liabilities(1)	7,730	7,753
Total Liabilities	2,399,172	3,469,518
Commitments and contingencies (Note 21)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable; 4,600,000 shares issued and outstanding, respectively ($115,000 liquidation preference)	111,034	111,034
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 43,779,924 and 38,647,943 shares issued and outstanding, respectively	44	39
Additional paid-in-capital	916,186	821,747
Retained earnings (accumulated deficit)	(226,368)	(103,555)
Total Stockholders' Equity	800,896	829,265
Non-controlling interests(1)	36,783	39,434
Total Equity	837,679	868,699
Total Liabilities and Equity	$3,236,851	$4,338,217

(1)
Ellington Financial Inc.'s Condensed Consolidated Balance Sheet includes assets and liabilities of variable interest entities it has consolidated. See Note 9 for additional details on Ellington Financial Inc.'s consolidated variable interest entities.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
(In thousands, except per share amounts)	Expressed in U.S. Dollars
Net Interest Income
Interest income	$39,281	$38,547	$91,389	$74,563
Interest expense	(14,686)	(19,702)	(36,776)	(37,320)
Total net interest income	24,595	18,845	54,613	37,243
Other Income (Loss)
Realized gains (losses) on securities and loans, net	(16,040)	(1,505)	(3,780)	(6,827)
Realized gains (losses) on financial derivatives, net	(11,676)	(10,920)	(24,082)	(22,490)
Realized gains (losses) on real estate owned, net	(211)	98	139	40
Unrealized gains (losses) on securities and loans, net	44,112	18,487	(89,626)	44,875
Unrealized gains (losses) on financial derivatives, net	8,173	(4,921)	(1,811)	(10,610)
Unrealized gains (losses) on real estate owned, net	(228)	(266)	(584)	(513)
Other, net	(435)	1,808	1,243	3,810
Total other income (loss)	23,695	2,781	(118,501)	8,285
Expenses
Base management fee to affiliate (Net of fee rebates of $145, $508, $652, and $955, respectively)(1)	2,906	1,661	5,349	3,383
Investment related expenses:
Servicing expense	2,493	2,244	5,024	4,637
Debt issuance costs related to Other secured borrowings, at fair value	2,075	1,671	2,075	1,671
Other	707	1,238	2,130	2,321
Professional fees	1,333	1,178	2,610	3,134
Compensation expense	941	903	1,728	1,975
Other expenses	1,497	1,053	3,250	2,038
Total expenses	11,952	9,948	22,166	19,159
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	36,338	11,678	(86,054)	26,369
Income tax expense (benefit)	1,542	376	995	376
Earnings (losses) from investments in unconsolidated entities	5,643	2,354	(854)	4,151
Net Income (Loss)	40,439	13,656	(87,903)	30,144
Net income (loss) attributable to non-controlling interests	1,220	1,012	335	2,092
Dividends on preferred stock	1,941	—	3,882	—
Net Income (Loss) Attributable to Common Stockholders	$37,278	$12,644	$(92,120)	$28,052
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.85	$0.43	$(2.13)	$0.94

(1)	See Note 13 for further details on management fee rebates.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2019	$111,034	38,647,943	$39	$821,747	$(103,555)	$829,265	$39,434	$868,699
Net income (loss)					(127,457)	(127,457)	(885)	(128,342)
Net proceeds from the issuance of common stock(1)		5,290,000	5	95,287		95,292	—	95,292
Shares of common stock issued in connection with incentive fee payment		637	—	12		12	—	12
Contributions from non-controlling interests							3,487	3,487
Common dividends(2)					(19,748)	(19,748)	(309)	(20,057)
Preferred dividends(3)					(1,941)	(1,941)	—	(1,941)
Distributions to non-controlling interests							(4,798)	(4,798)
Conversion of non-controlling interest units to shares of common stock		129,516	—	2,378		2,378	(2,378)	—
Adjustment to non-controlling interests		—	—	(545)		(545)	545	—
Repurchase of shares of common stock		(288,172)	—	(3,035)		(3,035)		(3,035)
Share-based long term incentive plan unit awards				162		162	2	164
BALANCE, March 31, 2020	111,034	43,779,924	44	916,006	(252,701)	774,383	35,098	809,481
Net income (loss)					39,219	39,219	1,220	40,439
Contributions from non-controlling interests							2,895	2,895
Common dividends(2)					(10,945)	(10,945)	(152)	(11,097)
Preferred dividends(3)					(1,941)	(1,941)	—	(1,941)
Distributions to non-controlling interests							(2,280)	(2,280)
Share-based long term incentive plan unit awards				180		180	2	182
BALANCE, June 30, 2020	$111,034	43,779,924	$44	$916,186	$(226,368)	$800,896	$36,783	$837,679

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
BALANCE, January 1, 2019	$—	29,796,601	$—	$665,356	$(101,523)	$563,833	$31,337	$595,170
Share conversion(4)		—	30	(30)	—	—	—	—
Net income (loss)					15,408	15,408	1,080	16,488
Contributions from non-controlling interests							2,512	2,512
Common dividends(2)					(16,360)	(16,360)	(404)	(16,764)
Distributions to non-controlling interests							(4,306)	(4,306)
Adjustment to non-controlling interests				(4)		(4)	4	—
Repurchase of shares of common stock		(50,825)	—	(782)		(782)		(782)
Share-based long term incentive plan unit awards				114		114	2	116
BALANCE, March 31, 2019	—	29,745,776	30	664,654	(102,475)	562,209	30,225	592,434
Net income (loss)					12,644	12,644	1,012	13,656
Contributions from non-controlling interests							4,936	4,936
Common dividends(2)					(12,493)	(12,493)	(308)	(12,801)
Distributions to non-controlling interests							(5,225)	(5,225)
Share-based long term incentive plan unit awards				110		110	4	114
BALANCE, June 30, 2019	$—	29,745,776	$30	$664,764	$(102,324)	$562,470	$30,644	$593,114

(1)	Net of underwriters' discounts and offering costs.

(2)
For the three-month periods ended June 30, 2020 and 2019, dividends totaling $0.25 and $0.42, respectively, per share of common stock and convertible unit outstanding, were declared. For the six-month periods ended June 30, 2020 and 2019, dividends totaling $0.70 and $0.97, respectively, per share of common stock and convertible unit outstanding, were declared.

(3)	For the three- and six-month periods ended June 30, 2020, a dividend totaling $0.421875 per share of preferred stock was declared.

(4)	See Note 1 for further details on the share conversion.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2020	June 30, 2019
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$66,461	$43,334
Cash Flows from Investing Activities:
Purchase of securities	(1,007,906)	(1,278,398)
Purchase of loans	(360,225)	(433,740)
Capital improvements of real estate owned	(126)	(240)
Proceeds from disposition of securities	1,778,774	1,047,270
Proceeds from disposition of loans	9,025	28,326
Contributions to investments in unconsolidated entities	(4,713)	(30,132)
Distributions from investments in unconsolidated entities	13,996	32,251
Proceeds from disposition of real estate owned	7,743	636
Proceeds from principal payments of securities	210,581	92,539
Proceeds from principal payments of loans	222,148	117,911
Proceeds from securities sold short	242,519	469,630
Repurchase of securities sold short	(289,098)	(498,774)
Payments on financial derivatives	(89,938)	(53,100)
Proceeds from financial derivatives	60,550	35,921
Payments made on reverse repurchase agreements	(6,132,124)	(2,626,503)
Proceeds from reverse repurchase agreements	6,174,336	2,786,295
Due from brokers, net	8,243	8,069
Due to brokers, net	4,392	(2,744)
Net cash provided by (used in) investing activities	848,177	(304,783)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	95,537	—
Offering costs paid	(253)	—
Repurchase of common stock	(3,035)	(782)
Dividends paid	(36,721)	(25,298)
Contributions from non-controlling interests	8,160	7,448
Distributions to non-controlling interests	(5,421)	(9,531)
Proceeds from issuance of Other secured borrowings	36,883	20,430
Principal payments on Other secured borrowings	(37,398)	(32,605)
Borrowings under repurchase agreements	2,826,214	3,707,941
Repayments of repurchase agreements	(3,949,677)	(3,479,161)
Proceeds from issuance of Other secured borrowings, at fair value	205,357	70,988
Debt issuance costs paid	—	(1,034)
Due from brokers, net	14,938	1,818
Due to brokers, net	5,007	(1,000)
Net cash provided by (used in) financing activities	(840,409)	259,214
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	74,229	(2,235)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	72,477	45,081
Cash, Cash Equivalents, and Restricted Cash, End of Period	$146,706	$42,846

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2020	June 30, 2019
(In thousands)	Expressed in U.S. Dollars
Supplemental disclosure of cash flow information:
Interest paid	$40,957	$37,738
Income tax paid	171	117
Dividends payable	5,293	4,267
Contributions from non-controlling interests (non-cash)	2,340	—
Distributions to non-controlling interests (non-cash)	(2,340)	—
Transfers from mortgage loans to real estate owned (non-cash)	1,522	17,713
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	10,839	—
Purchase of investments (non-cash)	—	(2,975)
Purchase of loans (non-cash)	(6,270)	—
Principal payments on Other secured borrowings, at fair value (non-cash)	(86,257)	(41,628)
Proceeds received from Other secured borrowings, at fair value (non-cash)	27,735	148,547
Proceeds from issuance of Other secured borrowings (non-cash)	6,270	—
Proceeds from principal payments of investments (non-cash)	86,257	41,628
Repayments of repurchase agreements (non-cash)	(27,288)	(148,158)
Repayment of senior notes (non-cash)	—	(86,000)
Issuance of senior notes (non-cash)	—	86,000

(1)	Net of underwriters' discounts.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
The Company conducts its operations to qualify and be taxed as a real estate investment trust, or "REIT," under the Internal Revenue Code of 1986, as amended (the "Code"), and has elected to be taxed as a corporation effective January 1, 2019. The Company will elect to be taxed as a REIT for U.S. federal income tax purposes upon the filing of its tax return for the taxable year ending December 31, 2019, which is expected to be filed in 2020. In anticipation of the Company's intended election to be taxed as a REIT under the Code beginning with its 2019 taxable year (the "REIT Election"), the Company implemented an internal restructuring as of December 31, 2018. As part of this restructuring, the Company moved certain of its non-REIT-qualifying investments and financial derivatives to taxable REIT subsidiaries or, "TRSs," and disposed of certain of its investments in non-REIT-qualifying investments and financial derivatives.
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
COVID-19 Impact
During the first quarter of 2020, there was a worldwide outbreak of a novel coronavirus disease, or "COVID-19." The outbreak was declared a pandemic by the World Health Organization and numerous countries, including the United States, have responded by instituting quarantines or lockdowns, imposing restrictions on travel, restrictions on the ability of individuals to assemble in groups, and restrictions on the ability of certain businesses to operate, all of which have resulted in significant disruptions in the U.S. and global economies. In mid-March 2020, adverse economic conditions related to the COVID-19 pandemic began to impact the Company's financial position and results of operations. The COVID-19 pandemic has contributed to volatility, dislocations in the financial markets, and illiquidity. As a result, during the first quarter of 2020 the Company received margin calls under its repurchase agreements that were higher than typical historical levels. During the second quarter, prices for most credit assets, which are assets for which the principal and interest payments are not guaranteed by a U.S. government agency or a U.S. government-sponsored entity, stabilized, and market volatility subsided, and as a result our margin calls reverted to more typical levels. We satisfied all margin calls during both periods.
Actions by the U.S. Federal Reserve starting in the second half of March 2020 helped stabilize the market for certain assets, including RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S.

government-sponsored entity, or "Agency RMBS," and investment-grade corporate bonds, while other sectors, including non-investment-grade CMBS and CLOs, noticeably lagged. In light of the heightened levels of market volatility and systemic liquidity risk experienced during the first quarter of 2020, the Company proactively reduced the size of its Agency RMBS portfolio, thereby bolstering its liquidity and lowering its leverage. During the second quarter, the Company resumed making new credit and Agency RMBS investments, but as of June 30, 2020, its investment portfolios were smaller and its debt-to-equity ratio lower than prior to the outbreak of COVID-19, and the Company maintained a higher cash balance.
The Company's management team has implemented business continuity plans, and the Company, the Manager, and Ellington continue to be fully operational in a largely work-from-home environment.
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," and Regulation S-X. The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, its subsidiaries, and variable interest entities, or "VIEs," for which the Company is deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material (particularly in light of the significant volatility, lack of pricing transparency, and market dislocations that have been caused by the COVID-19 pandemic, and associated responses to the pandemic). In management's opinion, all material adjustments considered necessary for a fair statement of the Company's interim condensed consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in the condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and Part II. Item 1A—Risk Factors, included in the Company's Quarterly Report on Form 10-Q, as amended, for the three-month period ended March 31, 2020.
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
Periods after January 1, 2020—For periods subsequent to the Company's application of the principles of ASU 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13"), as discussed below, the Company evaluates the cost basis of its investments in securities on at least a quarterly basis, under ASC 326-30, Financial Instruments—Credit Losses: Available-for-Sale Debt Securities ("ASC 326-30"). When the fair value of a security is less than its amortized cost basis as of the balance sheet date, the security's cost basis is considered impaired. The Company must evaluate the decline in the fair value of the impaired security and determine whether such decline resulted from a credit loss or non-credit related factors. In its assessment of whether a credit loss exists, the Company compares the present value of estimated future cash flows of the impaired security with the amortized cost basis of such security. The estimated future cash flows reflect those that a "market participant" would use and typically include assumptions related to fluctuations in interest rates, prepayment speeds, default rates, collateral performance, and the timing and amount of projected credit losses, as well incorporating observations of current market developments and events. Cash flows are discounted at an interest rate equal to the current yield used to accrete interest income. If the present value of estimated future cash flows is less than the amortized cost basis of the security, an expected credit loss exists and is included in Unrealized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations. If it is determined as of the financial reporting date that all or a portion of a security's cost basis is not collectible, then the Company will recognize a realized loss to the extent of the adjustment to the security's cost basis. This adjustment to the amortized cost basis of the security is reflected in Net realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
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
Periods after January 1, 2020—For periods subsequent to the Company's application of the principles of ASU 2016-13, in its assessment of whether a credit loss exists, the Company compares the present value of the amount expected to be collected on the impaired loan with the amortized cost basis of such loan. If the present value of the amount expected to be collected on the impaired loan is less than the amortized cost basis of such loan, an expected credit loss exists and is included in Unrealized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations. If it is determined as of the financial reporting date that all or a portion of a loan's cost basis is not collectible, then the Company will recognize a realized loss to the extent of the adjustment to the loan's cost basis. This adjustment to the amortized cost basis of the loan is reflected in Realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
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
Periods after January 1, 2020—Certain of the Company's debt securities and loans, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination. For periods subsequent to the Company's application of the principles of ASU 2016-13, if at the date of acquisition for a particular asset the Company projects a significant difference between contractual cash flows and expected cash flows, it establishes an initial estimate for credit losses as an upward adjustment to the acquisition cost of the asset for the purpose of calculating interest income using the effective yield method.
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
In estimating future cash flows on the Company's debt securities, there are a number of assumptions that are subject to significant uncertainties and contingencies, including, in the case of MBS, assumptions relating to prepayment rates, default rates, loan loss severities, and loan repurchases. These estimates require the use of a significant amount of judgment.
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
When the Company has an interest in an entity that has been determined to be a VIE, the Company assesses whether it is deemed to be the primary beneficiary of the VIE. The Company will only consolidate a VIE for which it has concluded it is the primary beneficiary. To assess whether the Company has the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, the Company considers all facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes (i) identifying the activities that most significantly impact the VIE's economic performance; and (ii) identifying which party, if any, has power over those activities. To assess whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, it considers all of its economic interests, including debt and/or equity investments, as well as other arrangements deemed to be variable interests in the VIE. These assessments to determine whether the Company is the primary beneficiary require significant judgment. In instances where the Company and its related parties have interests in a VIE, the Company considers whether there is a single party in the related party group that meets the criteria to be deemed the primary beneficiary. If one party within the related party group meets such criteria, that reporting entity would be deemed to be the primary beneficiary of the VIE and no further analysis is needed. If no party within the related party group on its own meets the criteria to be deemed the primary beneficiary, but the related party group as a whole meets such criteria, the determination of the primary beneficiary within the related party group requires significant judgment. The Company performs analysis, which is based upon qualitative as well as quantitative factors, such as the relationship of the VIE to each of the members of the related party group, as well as the significance of the VIE's activities to those members, with the objective of determining which party is most closely associated with the VIE.
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
In June 2016, the FASB issued ASU 2016-13, which introduced a new model related to the accounting for credit losses on financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. ASU 2016-13 amends the guidance which required an OTTI charge only when fair value is below the amortized cost of an asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists; as a result, there is no longer an other-than-temporary impairment model. In addition, credit losses on available-for-sale debt securities will now be limited to the difference between the security's amortized cost basis and its fair value. The new debt security model will also require the use of an allowance to record estimated credit losses. While generally not applicable for financial assets for which the fair value option has been elected, the Company has applied the principles of ASU 2016-13 as described above. The adoption of ASU 2016-13 did not have a material impact on the Company's condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional guidance for a limited period meant to ease the potential burden in accounting for, or recognizing the effects of, reform to LIBOR and certain other reference rates. The standard is effective for all entities beginning on March 12, 2020 and may be elected over time. However, ASU 2020-04 is only applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, and that were entered into or evaluated prior to January 1, 2023. The Company is currently evaluating the impact that the adoption of ASU 2020-04 would have on its condensed consolidated financial statements.

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:
June 30, 2020:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$900,290	$12,907	$913,197
Non-Agency RMBS	—	71,700	128,607	200,307
CMBS	—	12,120	65,695	77,815
CLOs	—	17,247	136,466	153,713
Asset-backed securities, backed by consumer loans	—	—	47,941	47,941
Corporate debt securities	—	—	1,951	1,951
Corporate equity securities	—	—	1,084	1,084
Loans, at fair value:
Residential mortgage loans	—	—	948,447	948,447
Commercial mortgage loans	—	—	295,496	295,496
Consumer loans	—	—	166,681	166,681
Corporate loans	—	—	6,227	6,227
Investment in unconsolidated entities, at fair value	—	—	72,553	72,553
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	353	353
Credit default swaps on asset-backed indices	—	7,790	—	7,790
Credit default swaps on corporate bond indices	—	1,535	—	1,535
Interest rate swaps	—	15,087	—	15,087
TBAs	—	1,766	—	1,766
Total return swaps	—	—	442	442
Warrants	—	31	—	31
Forwards	—	182	—	182
Total assets	$—	$1,027,748	$1,884,850	$2,912,598
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(31,012)	$—	$(31,012)
Corporate debt securities	—	(459)	—	(459)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(152)	—	(152)
Credit default swaps on corporate bonds	—	(56)	—	(56)
Credit default swaps on corporate bond indices	—	(1,346)	—	(1,346)
Interest rate swaps	—	(32,692)	—	(32,692)
TBAs	—	(158)	—	(158)
Futures	(382)	—	—	(382)
Total return swaps	—	—	(77)	(77)
Other secured borrowings, at fair value	—	—	(742,688)	(742,688)
Total liabilities	$(382)	$(65,875)	$(742,765)	$(809,022)

December 31, 2019:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$1,917,059	$19,904	$1,936,963
Non-Agency RMBS	—	76,969	89,581	166,550
CMBS	—	95,063	29,805	124,868
CLOs	—	125,464	44,979	170,443
Asset-backed securities, backed by consumer loans	—	—	48,610	48,610
Corporate debt securities	—	—	1,113	1,113
Corporate equity securities	—	—	1,394	1,394
Loans, at fair value:
Residential mortgage loans	—	—	932,203	932,203
Commercial mortgage loans	—	—	274,759	274,759
Consumer loans	—	—	186,954	186,954
Corporate loans	—	—	18,510	18,510
Investment in unconsolidated entities, at fair value	—	—	71,850	71,850
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	993	993
Credit default swaps on asset-backed indices	—	3,319	—	3,319
Credit default swaps on corporate bonds	—	2	—	2
Credit default swaps on corporate bond indices	—	5,599	—	5,599
Interest rate swaps	—	5,468	—	5,468
TBAs	—	596	—	596
Total return swaps	—	—	620	620
Futures	148	—	—	148
Forwards	—	43	—	43
Total assets	$148	$2,229,582	$1,721,275	$3,951,005
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(72,938)	$—	$(72,938)
Corporate debt securities	—	(471)	—	(471)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(250)	—	(250)
Credit default swaps on corporate bonds	—	(1,693)	—	(1,693)
Credit default swaps on corporate bond indices	—	(14,524)	—	(14,524)
Interest rate swaps	—	(8,719)	—	(8,719)
TBAs	—	(1,012)	—	(1,012)
Futures	(45)	—	—	(45)
Forwards	—	(169)	—	(169)
Total return swaps	—	(773)	(436)	(1,209)
Other secured borrowings, at fair value	—	—	(594,396)	(594,396)
Total liabilities	$(45)	$(100,549)	$(594,832)	$(695,426)

The following tables identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2020 and December 31, 2019:
June 30, 2020:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$92,090	Market Quotes	Non Binding Third-Party Valuation	$9.03	$305.65	$89.49
CMBS	54,282	Market Quotes	Non Binding Third-Party Valuation	4.13	91.23	50.98
CLOs	121,931	Market Quotes	Non Binding Third-Party Valuation	16.35	310.00	81.85
Agency interest only RMBS	4,662	Market Quotes	Non Binding Third-Party Valuation	0.68	15.24	1.75
Corporate loans	6,227	Market Quotes	Non Binding Third-Party Valuation	100.00	100.00	100.00
ABS backed by consumer loans	116	Market Quotes	Non Binding Third-Party Valuation	95.27	96.83	96.24
Non-Agency RMBS	36,517	Discounted Cash Flows	Yield	0.2%	57.0%	11.3%
			Projected Collateral Prepayments	0.4%	79.3%	56.4%
			Projected Collateral Losses	0.0%	24.7%	5.5%
			Projected Collateral Recoveries	0.0%	27.1%	10.5%
			Projected Collateral Scheduled Amortization	14.7%	87.6%	27.6%
						100.0%
Non-Agency CMBS	11,413	Discounted Cash Flows	Yield	10.8%	31.8%	12.0%
			Projected Collateral Losses	0.1%	1.7%	1.3%
			Projected Collateral Recoveries	1.1%	5.3%	3.7%
			Projected Collateral Scheduled Amortization	93.0%	98.8%	95.0%
						100.0%
Corporate debt and equity	3,035	Discounted Cash Flows	Yield	10.0%	10.0%	10.0%
CLOs	14,535	Discounted Cash Flows	Yield	14.0%	28.3%	20.3%
			Projected Collateral Prepayments	73.2%	85.2%	81.5%
			Projected Collateral Losses	8.1%	13.8%	9.6%
			Projected Collateral Recoveries	6.3%	10.8%	7.3%
			Projected Collateral Scheduled Amortization	0.0%	2.6%	1.6%
						100.0%
ABS backed by consumer loans	47,825	Discounted Cash Flows	Yield	14.0%	21.7%	14.1%
			Projected Collateral Prepayments	0.0%	9.3%	7.3%
			Projected Collateral Losses	0.9%	19.5%	15.5%
			Projected Collateral Scheduled Amortization	71.7%	99.1%	77.2%
						100.0%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Consumer loans	$166,681	Discounted Cash Flows	Yield	9.0%	12.0%	10.0%
			Projected Collateral Prepayments	0.0%	39.6%	13.2%
			Projected Collateral Losses	1.8%	86.6%	10.0%
			Projected Collateral Scheduled Amortization	13.4%	98.2%	76.8%
						100.0%
Performing commercial mortgage loans	271,608	Discounted Cash Flows	Yield	6.4%	11.0%	8.0%
Non-performing commercial mortgage loans	23,888	Discounted Cash Flows	Yield	7.8%	13.2%	11.7%
			Months to Resolution	5.8	11.8	9.0
Performing and re-performing residential mortgage loans	113,443	Discounted Cash Flows	Yield	3.5%	56.8%	7.8%
Securitized residential mortgage loans(1)(2)	806,114	Discounted Cash Flows	Yield	2.6%	8.7%	4.8%
Non-performing residential mortgage loans	28,890	Discounted Cash Flows	Yield	3.7%	28.4%	9.9%
			Months to Resolution	1.1	114.0	35.6
Total return swaps—asset	442	Discounted Cash Flows	Yield	10.6%	10.6%	10.6%
Credit default swaps on asset-backed securities	353	Net Discounted Cash Flows	Projected Collateral Prepayments	34.4%	40.9%	39.4%
			Projected Collateral Losses	12.5%	13.0%	12.8%
			Projected Collateral Recoveries	8.6%	16.9%	12.0%
			Projected Collateral Scheduled Amortization	35.0%	38.8%	35.8%
						100.0%
Agency interest only RMBS	8,245	Option Adjusted Spread ("OAS")	LIBOR OAS(3)(4)	8	3,992	968
			Projected Collateral Prepayments	2.4%	90.6%	69.7%
			Projected Collateral Scheduled Amortization	9.4%	97.6%	30.3%
						100.0%
Investment in unconsolidated entities	72,553	Enterprise Value	Equity Price-to-Book(5)	1.0x	4.0x	1.3x
Other secured borrowings, at fair value(1)	(742,688)	Discounted Cash Flows	Yield	2.5%	3.4%	2.7%
Total return swaps—liability	(77)	Discounted Cash Flows	Yield	21.1%	21.1%	21.1%

(1)	Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.

(2)	Includes $34.1 million of non-performing securitized residential mortgage loans.

(3)	Shown in basis points.

(4)
For range minimum, range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $1.2 million. Including these securities the weighted average was 591 basis points.

(5)	Represents an estimation of where market participants might value an enterprise on a price-to-book basis.

December 31, 2019:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$38,754	Market Quotes	Non Binding Third-Party Valuation	$6.68	$144.79	$86.21
CMBS	29,630	Market Quotes	Non Binding Third-Party Valuation	5.08	80.72	64.73
CLOs	38,220	Market Quotes	Non Binding Third-Party Valuation	40.00	96.00	73.98
Agency interest only RMBS	3,753	Market Quotes	Non Binding Third-Party Valuation	1.36	16.61	5.11
Corporate loans	6,010	Market Quotes	Non Binding Third-Party Valuation	100.00	100.00	100.00
ABS backed by consumer loans	139	Market Quotes	Non Binding Third-Party Valuation	95.47	96.78	96.12
Non-Agency RMBS	50,827	Discounted Cash Flows	Yield	3.3%	60.9%	10.0%
			Projected Collateral Prepayments	0.8%	72.0%	49.3%
			Projected Collateral Losses	0.0%	22.7%	6.6%
			Projected Collateral Recoveries	0.0%	32.4%	6.9%
			Projected Collateral Scheduled Amortization	16.9%	92.9%	37.2%
						100.0%
Non-Agency CMBS	175	Discounted Cash Flows	Yield	10.0%	10.0%	10.0%
			Projected Collateral Prepayments	100.0%	100.0%	100.0%
						100.0%
Corporate debt and equity	2,507	Discounted Cash Flows	Yield	10.0%	10.0%	10.0%
CLOs	6,759	Discounted Cash Flows	Yield	14.0%	41.9%	26.2%
			Projected Collateral Prepayments	48.5%	84.6%	72.5%
			Projected Collateral Losses	11.7%	36.4%	19.9%
			Projected Collateral Recoveries	3.7%	15.1%	7.6%
						100.0%
ABS backed by consumer loans	48,471	Discounted Cash Flows	Yield	12.0%	20.2%	12.1%
			Projected Collateral Prepayments	0.0%	11.2%	9.7%
			Projected Collateral Losses	0.6%	18.0%	15.4%
			Projected Collateral Scheduled Amortization	71.3%	99.4%	74.9%
						100.0%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Consumer loans	$186,954	Discounted Cash Flows	Yield	7.0%	10.0%	8.1%
			Projected Collateral Prepayments	0.0%	44.2%	16.0%
			Projected Collateral Losses	3.0%	84.5%	8.6%
			Projected Collateral Scheduled Amortization	15.5%	95.8%	75.4%
						100.0%
Corporate loans	12,500	Discounted Cash Flows	Yield	15.0%	18.0%	16.8%
Performing commercial mortgage loans	248,214	Discounted Cash Flows	Yield	7.7%	16.6%	8.8%
Non-performing commercial mortgage loans	26,545	Discounted Cash Flows	Yield	9.8%	14.7%	12.4%
			Months to Resolution	1.1	23.0	11.4
Performing and re-performing residential mortgage loans	289,672	Discounted Cash Flows	Yield	1.6%	19.5%	6.2%
Securitized residential mortgage loans(1)(2)	628,415	Discounted Cash Flows	Yield	3.2%	4.3%	3.6%
Non-performing residential mortgage loans	14,116	Discounted Cash Flows	Yield	1.0%	26.6%	9.1%
			Months to Resolution	1.1	165.4	54.6
Total return swaps—asset	620	Discounted Cash Flows	Yield	8.5%	27.7%	11.5%
Credit default swaps on asset-backed securities	993	Net Discounted Cash Flows	Projected Collateral Prepayments	35.4%	42.0%	37.3%
			Projected Collateral Losses	4.2%	12.4%	10.2%
			Projected Collateral Recoveries	10.0%	18.2%	15.3%
			Projected Collateral Scheduled Amortization	36.2%	41.5%	37.2%
						100.0%
Agency interest only RMBS	16,151	Option Adjusted Spread ("OAS")	LIBOR OAS(3)	93	3,527	701
			Projected Collateral Prepayments	12.3%	100.0%	72.3%
			Projected Collateral Scheduled Amortization	0.0%	87.7%	27.7%
						100.0%
Investment in unconsolidated entities	41,392	Enterprise Value	Equity Price-to-Book(4)	1.0x	4.7x	1.7x
Investment in unconsolidated entities	30,458	Discounted Cash Flows	Yield(5)	3.7%	14.8%	9.9%
Other secured borrowings, at fair value(1)	(594,396)	Discounted Cash Flows	Yield	2.9%	4.0%	3.3%
Total return swaps—liability	(436)	Discounted Cash Flows	Yield	27.7%	27.7%	27.7%

(1)	Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.

(2)	Includes $1.5 million of non-performing securitized residential mortgage loans.

(3)	Shown in basis points.

(4)	Represent an estimation of where market participants might value an enterprise on a price-to-book basis.

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

The tables below includes a roll-forward of the Company's financial instruments for the three- and six-month periods ended June 30, 2020 and 2019 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended June 30, 2020

(In thousands)	Beginning Balance as of March 31, 2020	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2020
Assets:
Securities, at fair value:
Agency RMBS	$20,981	$(1,525)	$(1)	$(592)	$3,448	$—	$393	$(9,797)	$12,907
Non-Agency RMBS	94,197	413	444	3,282	26,811	(10,744)	20,959	(6,755)	128,607
CMBS	20,276	187	(2,253)	3,199	2,966	(3,750)	47,397	(2,327)	65,695
CLOs	43,804	(236)	(12,850)	4,806	73	—	100,869	—	136,466
Asset-backed securities backed by consumer loans	54,627	(1,104)	(46)	(306)	1,274	(6,504)	—	—	47,941
Corporate debt securities	610	—	208	578	3,411	(2,856)	—	—	1,951
Corporate equity securities	712	—	7	319	58	(12)	—	—	1,084
Loans, at fair value:
Residential mortgage loans	939,372	(1,948)	(781)	15,660	70,163	(74,019)	—	—	948,447
Commercial mortgage loans	303,300	97	(761)	195	1,159	(8,494)	—	—	295,496
Consumer loans	194,803	(7,901)	(11)	413	15,218	(35,841)	—	—	166,681
Corporate loan	6,114	—	—	—	113	—	—	—	6,227
Investments in unconsolidated entities, at fair value	65,397	—	—	5,643	1,933	(420)	—	—	72,553
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	353	—	38	—	21	(59)	—	—	353
Total return swaps	37	—	51	405	—	(51)	—	—	442
Total assets, at fair value	$1,744,583	$(12,017)	$(15,955)	$33,602	$126,648	$(142,750)	$169,618	$(18,879)	$1,884,850
Liabilities:
Financial derivatives–assets, at fair value:
Total return swaps	$(839)	$—	$(536)	$762	$494	$42	$—	$—	$(77)
Other secured borrowings, at fair value	(549,668)	—	—	(1,481)	41,553	(233,092)	—	—	(742,688)
Total liabilities, at fair value	$(550,507)	$—	$(536)	$(719)	$42,047	$(233,050)	$—	$—	$(742,765)

(1)	For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.

(2)	For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2020, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2020. For Level 3 financial instruments held by the Company at June 30, 2020, change in net unrealized gain (loss) of $9.3 million, $16.3 million, $5.5 million, $0.4 million, $0.8 million, and $(1.5) million, for the three-month period ended June 30, 2020 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, and other secured borrowings, at fair value, respectively.
At June 30, 2020, the Company transferred $18.9 million of assets from Level 3 to Level 2 and $169.6 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources. At June 30, 2020, there was a decrease in the availability of sufficient observable inputs to meet Level 2 criteria due to market volatility, dislocations in the financial markets, and illiquidity, resulting from the effects of the COVID-19 pandemic.
Three-Month Period Ended June 30, 2019

(In thousands)	Beginning Balance as of March 31, 2019	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2019
Assets:
Securities, at fair value:
Agency RMBS	$6,389	$(676)	$(450)	$349	$1,594	$(236)	$4,889	$(825)	$11,034
Non-Agency RMBS	94,670	108	(384)	2,909	2,050	(3,294)	6,366	(5,635)	96,790
CMBS	5,137	25	50	363	—	(374)	1,077	—	6,278
CLOs	21,438	165	(1,151)	772	—	—	2,988	(6,990)	17,222
Asset-backed securities backed by consumer loans	24,108	(360)	(152)	95	4,610	(3,282)	—	—	25,019
Corporate debt securities	5,737	6	(345)	(1)	2,449	(3,765)	—	—	4,081
Corporate equity securities	1,469	—	(142)	464	—	—	—	—	1,791
Loans, at fair value:
Residential mortgage loans	583,252	(1,347)	2,089	2,257	103,844	(26,215)	—	—	663,880
Commercial mortgage loans	239,623	834	1,413	(2,018)	47,555	(27,373)	—	—	260,034
Consumer loans	192,115	(7,386)	(1,455)	857	16,626	(38,148)	—	—	162,609
Corporate loans	—	—	—	—	5,000	—	—	—	5,000
Investment in unconsolidated entities, at fair value	58,148	—	124	2,230	17,026	(7,852)	—	—	69,676
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	1,233	—	128	(143)	5	(133)	—	—	1,090
Total return swaps	—	—	17	87	—	(17)	—	—	87
Total assets, at fair value	$1,233,319	$(8,631)	$(258)	$8,221	$200,759	$(110,689)	$15,320	$(13,450)	$1,324,591
Liabilities:
Other secured borrowings, at fair value	$(282,124)	$—	$—	$(17)	$25,861	$(219,536)	$—	$—	$(475,816)
Total liabilities, at fair value	$(282,124)	$—	$—	$(17)	$25,861	$(219,536)	$—	$—	$(475,816)

(1)	For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.

(2)	For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
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

Six-Month Period Ended June 30, 2020

(In thousands)	Beginning Balance as of December 31, 2019	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2020
Assets:
Securities, at fair value:
Agency RMBS	$19,904	$(3,245)	$(2)	$2,163	$5,660	$—	$411	$(11,984)	$12,907
Non-Agency RMBS	89,581	510	406	(7,809)	62,724	(27,817)	15,281	(4,269)	128,607
CMBS	29,805	433	(867)	(8,279)	40,235	(32,289)	44,886	(8,229)	65,695
CLOs	44,979	(41)	(7,518)	(28,099)	61,933	(1,769)	69,513	(2,532)	136,466
Asset-backed securities backed by consumer loans	48,610	(2,148)	(196)	(2,666)	17,545	(13,204)	—	—	47,941
Corporate debt securities	1,113	—	208	483	3,421	(3,274)	—	—	1,951
Corporate equity securities	1,394	—	7	(668)	363	(12)	—	—	1,084
Loans, at fair value:
Residential mortgage loans	932,203	(2,406)	(576)	(8,663)	201,233	(173,344)	—	—	948,447
Commercial mortgage loans	274,759	96	99	(134)	88,727	(68,051)	—	—	295,496
Consumer loans	186,954	(15,371)	15	(5,338)	76,318	(75,897)	—	—	166,681
Corporate loan	18,510	—	—	—	217	(12,500)	—	—	6,227
Investments in unconsolidated entities, at fair value	71,850	—	—	(854)	14,216	(12,659)	—	—	72,553
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	993	—	(956)	916	26	(626)	—	—	353
Total return swaps	620	—	242	(178)	—	(242)	—	—	442
Total assets, at fair value	$1,721,275	$(22,172)	$(9,138)	$(59,126)	$572,618	$(421,684)	$130,091	$(27,014)	$1,884,850
Liabilities:
Financial derivatives–assets, at fair value:
Total return swaps	$(436)	$—	$(504)	$359	$504	$—	$—	$—	$(77)
Other secured borrowings, at fair value	(594,396)	—	—	(1,457)	86,257	(233,092)	—	—	(742,688)
Total liabilities, at fair value	$(594,832)	$—	$(504)	$(1,098)	$86,761	$(233,092)	$—	$—	$(742,765)

(1)	For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.

(2)	For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2020, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2020. For Level 3 financial instruments held by the Company at June 30, 2020, change in net unrealized gain (loss) of $(87.8) million, $(14.1) million, $(1.1) million, $0.9 million, $(0.1) million, and $(1.5) million, for the six-month period ended June 30, 2020 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, and other secured borrowings, at fair value, respectively.
At June 30, 2020, the Company transferred $27.0 million of assets from Level 3 to Level 2 and $130.1 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources. At June 30, 2020, there was a decrease in the availability of sufficient observable inputs to meet Level 2 criteria due to market volatility, dislocations in the financial markets, and illiquidity, resulting from the effects of the COVID-19 pandemic.

Six-Month Period Ended June 30, 2019

(In thousands)	Beginning Balance as of January 1, 2019	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2019
Assets:
Securities, at fair value:
Agency RMBS	$7,293	$(1,449)	$(1,075)	$642	$1,600	$(236)	$5,596	$(1,337)	$11,034
Non-Agency RMBS	91,291	195	(650)	2,358	17,595	(20,220)	11,308	(5,087)	96,790
CMBS	803	(23)	—	(7)	—	—	5,505	—	6,278
CLOs	14,915	(483)	(1,676)	1,660	831	—	1,975	—	17,222
Asset-backed securities backed by consumer loans	22,800	(969)	(665)	857	9,551	(6,555)	—	—	25,019
Corporate debt securities	6,318	22	(345)	(78)	2,832	(4,668)	—	—	4,081
Corporate equity securities	1,534	—	(142)	399	—	—	—	—	1,791
Loans, at fair value:
Residential mortgage loans	496,829	(2,274)	1,954	4,158	261,446	(98,233)	—	—	663,880
Commercial mortgage loans	195,301	1,139	1,414	(2,352)	96,412	(31,880)	—	—	260,034
Consumer loans	183,961	(15,958)	(3,510)	2,699	70,882	(75,465)	—	—	162,609
Corporate loan	—	—	—	—	5,000	—	—	—	5,000
Investment in unconsolidated entities, at fair value	72,298	276	1,684	2,190	30,454	(37,226)	—	—	69,676
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	1,472	—	403	(382)	8	(411)	—	—	1,090
Total return swaps	—	—	17	87	—	(17)	—	—	87
Total assets, at fair value	$1,094,815	$(19,524)	$(2,591)	$12,231	$496,611	$(274,911)	$24,384	$(6,424)	$1,324,591
Liabilities:
Other secured borrowings, at fair value	$(297,948)	$—	$—	$40	$41,628	$(219,536)	$—	$—	$(475,816)
Total liabilities, at fair value	$(297,948)	$—	$—	$40	$41,628	$(219,536)	$—	$—	$(475,816)

(1)	For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.

(2)	For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
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

The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020		December 31, 2019
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$146,531	$146,531	$72,302	$72,302
Restricted cash	175	175	175	175
Due from brokers	56,702	56,702	79,829	79,829
Reverse repurchase agreements	31,427	31,427	73,639	73,639
Liabilities:
Repurchase agreements	1,294,549	1,294,549	2,445,300	2,445,300
Other secured borrowings	156,089	156,089	150,334	150,334
Senior notes, net	83,420	85,429	88,365	85,298
Due to brokers	11,266	11,266	2,197	2,197
Cash and cash equivalents generally includes cash held in interest bearing overnight accounts, for which fair value equals the carrying value, and investments which are liquid in nature, such as investments in money market accounts or U.S. Treasury Bills, for which fair value equals the carrying value; such assets are considered Level 1. Restricted cash includes cash held in a segregated account for which fair value equals the carrying value; such assets are considered Level 1. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; fair value of these items is approximated by carrying value and such items are considered Level 1. The Company's reverse repurchase agreements, repurchase agreements, and other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements, repurchase agreements, and other secured borrowings are classified as Level 2 based on the adequacy of the collateral and their short term nature. The Senior notes are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments. As of June 30, 2020 and December 31, 2019, the estimated fair value of the Company's Senior notes was based on a third-party valuation.

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of June 30, 2020 and December 31, 2019.
June 30, 2020:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$52,013	$1,639	$53,652	$1,128	$—	$54,780	3.55%	2.26%	3.50
20-year fixed-rate mortgages	740	39	779	34	—	813	4.70%	2.93%	3.96
30-year fixed-rate mortgages	613,258	27,869	641,127	28,531	(495)	669,163	4.23%	2.58%	3.95
Adjustable rate mortgages	7,573	208	7,781	123	(5)	7,899	3.78%	1.48%	2.87
Reverse mortgages	119,233	6,825	126,058	5,477	—	131,535	4.23%	2.33%	5.88
Interest only securities	n/a	n/a	45,080	5,086	(1,159)	49,007	3.22%	16.62%	3.92
Non-Agency RMBS	323,967	(127,637)	196,330	10,994	(10,285)	197,039	2.77%	6.06%	5.18
CMBS	155,202	(53,471)	101,731	201	(28,664)	73,268	2.28%	7.89%	9.35
Non-Agency interest only securities	n/a	n/a	6,381	1,709	(275)	7,815	1.00%	16.62%	0.97
CLOs	n/a	n/a	205,772	156	(52,215)	153,713	3.65%	8.11%	4.11
ABS backed by consumer loans	71,688	(22,541)	49,147	184	(1,390)	47,941	11.58%	16.93%	1.09
Corporate debt	24,338	(23,098)	1,240	711	—	1,951	—%	—%	1.25
Corporate equity	n/a	n/a	1,601	161	(678)	1,084	n/a	n/a	n/a
Total Long	1,368,012	(190,167)	1,436,679	54,495	(95,166)	1,396,008	3.98%	5.20%	4.46
Short:
Corporate debt	(450)	(6)	(456)	3	(6)	(459)	5.31%	5.21%	4.36
U.S. Treasury securities	(4,000)	(300)	(4,300)	—	(24)	(4,324)	1.51%	0.69%	9.64
European sovereign bonds	(26,448)	533	(25,915)	—	(773)	(26,688)	0.29%	0.04%	3.29
Total Short	(30,898)	227	(30,671)	3	(803)	(31,471)	0.53%	0.21%	4.18
Total	$1,337,114	$(189,940)	$1,406,008	$54,498	$(95,969)	$1,364,537	4.05%	5.10%	4.47

(1)	Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the coupon rates or loan rates on the underlying collateral.

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

The following tables detail weighted average life of the Company's Agency RMBS as of June 30, 2020 and December 31, 2019.
June 30, 2020:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$192,643	$188,125	4.36%	$10,475	$9,281	4.13%
Greater than three years and less than seven years	627,526	598,428	4.16%	37,983	35,259	3.03%
Greater than seven years and less than eleven years	44,021	42,844	3.69%	549	540	0.36%
Greater than eleven years	—	—	—%	—	—	—%
Total	$864,190	$829,397	4.18%	$49,007	$45,080	3.22%

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

The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of June 30, 2020 and December 31, 2019.
June 30, 2020:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$47,749	$46,689	3.35%	$7,815	$6,381	1.00%	$56,679	$59,678	9.84%
Greater than three years and less than seven years	110,397	106,938	2.92%	—	—	—%	145,439	194,713	3.77%
Greater than seven years and less than eleven years	91,283	119,028	2.34%	—	—	—%	1,487	1,768	—%
Greater than eleven years	20,878	25,406	1.08%	—	—	—%	—	—	—%
Total	$270,307	$298,061	2.60%	$7,815	$6,381	1.00%	$203,605	$256,159	5.16%

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

(2)	Other Securities includes asset-backed securities, backed by consumer loans, corporate debt, and U.S. Treasury securities.

(3)	Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.

The following tables detail the components of interest income by security type for the three- and six-month periods ended June 30, 2020 and 2019:

	Three-Month Period Ended
(In thousands)	June 30, 2020			June 30, 2019
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$12,603	$(9,218)	$3,385	$14,466	$(4,965)	$9,501
Non-Agency RMBS and CMBS	3,631	1,377	5,008	3,282	689	3,971
CLOs	3,987	376	4,363	3,666	(576)	3,090
Other securities(1)	3,098	(1,104)	1,994	1,443	(355)	1,088
Total	$23,319	$(8,569)	$14,750	$22,857	$(5,207)	$17,650

	Six-Month Period Ended
(In thousands)	June 30, 2020			June 30, 2019
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$33,515	$(18,062)	$15,453	$26,656	$(9,593)	$17,063
Non-Agency RMBS and CMBS	7,684	2,090	9,774	7,131	1,236	8,367
CLOs	9,406	(635)	8,771	7,910	(511)	7,399
Other securities(1)	6,023	(2,149)	3,874	3,036	(917)	2,119
Total	$56,628	$(18,756)	$37,872	$44,733	$(9,785)	$34,948

(1)	Other securities includes ABS backed by consumer loans, corporate debt securities, and U.S. Treasury securities.
For the three-month periods ended June 30, 2020 and 2019, the Catch-Up Premium Amortization Adjustment was $(3.6) million and $(0.9) million, respectively. For the six-month periods ended June 30, 2020 and 2019, the Catch-Up Premium Amortization Adjustment was $(4.8) million and $(1.4) million, respectively.
The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three- and six-month periods ended June 30, 2020 and 2019.

	Three-Month Period Ended
(In thousands)	June 30, 2020				June 30, 2019(1)
Security Type	Proceeds(2)	Gross Realized Gains	Gross Realized Losses(3)	Net Realized Gain (Loss)	Proceeds(2)	Gross Realized Gains	Gross Realized Losses(3)	Net Realized Gain (Loss)
Agency RMBS	$140,109	$4,673	$(614)	$4,059	$259,207	$1,872	$(629)	$1,243
Non-Agency RMBS and CMBS	20,621	1,031	(2,769)	(1,738)	19,139	825	(688)	137
CLOs	7,172	—	(3,178)	(3,178)	11,275	54	(497)	(443)
Other securities(4)	36,727	264	(55)	209	76,440	127	(514)	(387)
Total	$204,629	$5,968	$(6,616)	$(648)	$366,061	$2,878	$(2,328)	$550

(1)	Conformed to current period presentation.

(2)	Includes proceeds on sales of securities not yet settled as of period end.

(3)
Excludes realized losses of $(13.8) million and $(4.7) million, for the three-month periods ended June 30, 2020 and 2019, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.

(4)	Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

	Six-Month Period Ended
(In thousands)	June 30, 2020				June 30, 2019(1)
Security Type	Proceeds(2)	Gross Realized Gains	Gross Realized Losses	Net Realized Gain (Loss)	Proceeds(2)	Gross Realized Gains	Gross Realized Losses(3)	Net Realized Gain (Loss)
Agency RMBS	$1,425,590	$13,698	$(3,231)	$10,467	$387,511	$2,578	$(2,051)	$527
Non-Agency RMBS and CMBS	98,423	9,432	(3,729)	5,703	148,684	2,092	(3,835)	(1,743)
CLOs	41,714	1,122	(3,202)	(2,080)	56,097	152	(1,113)	(961)
Other securities(4)	157,311	900	(254)	646	479,428	744	(1,045)	(301)
Total	$1,723,038	$25,152	$(10,416)	$14,736	$1,071,720	$5,566	$(8,044)	$(2,478)

(1)	Conformed to current period presentation.

(2)	Includes proceeds on sales of securities not yet settled as of period end.

(3)
Excludes realized losses of $(13.8) million and $(6.0) million, for the six-month periods ended June 30, 2020 and 2019, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.

(4)	Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.
The following table presents the fair value and gross unrealized losses of our long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost bases, by length of time that such securities have been in an unrealized loss position at June 30, 2020.
June 30, 2020:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$64,974	$(520)	$1,119	$(38)	$66,093	$(558)
Non-Agency RMBS and CMBS	11,381	(2,119)	19,277	(856)	30,658	(2,975)
CLOs	2,633	(10,609)	—	—	2,633	(10,609)
Other securities(1)	682	(395)	—	—	682	(395)
Total	$79,670	$(13,643)	$20,396	$(894)	$100,066	$(14,537)

(1)	Other securities includes ABS backed by consumer loans, corporate debt and equity, and U.S. Treasury securities.
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
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of June 30, 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $27.1 million related to adverse changes in estimated future cash flows on its securities, primarily due to the economic impact of the COVID-19 pandemic. Certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such securities; as of June 30, 2020, the estimated credit losses on such securities was $5.9 million. As of June 30, 2020, the Company determined for certain securities that a portion of such securities cost basis is not collectible; the Company recognized a realized loss of $(13.8) million, which is reflected in Net realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
For the three- and six-month periods ended June 30, 2019, the Company recognized an impairment charge of $4.7 million and $6.0 million, respectively, on the cost basis of its securities, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, and corporate loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of June 30, 2020 and December 31, 2019:

	As of
(In thousands)	June 30, 2020		December 31, 2019
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$937,154	$948,447	$911,705	$932,203
Commercial mortgage loans	295,621	295,496	277,870	274,759
Consumer loans	163,043	166,681	179,743	186,954
Corporate loans	6,687	6,227	18,415	18,510
Total	$1,402,045	$1,416,851	$1,387,733	$1,412,426

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
The following table provides details, by accrual status, for loans that are 90 days or more past due as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020		December 31, 2019
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$69,375	$65,618	$22,092	$19,401
Commercial mortgage loans	24,123	23,888	28,936	26,545
Consumer loans	2,067	1,935	5,633	5,225

Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of June 30, 2020 and December 31, 2019.
June 30, 2020:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$937,154	$9,063	$946,217	$10,597	$(8,367)	$948,447	6.26%	5.33%	2.43

(1)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.

(2)
Includes $806.1 million of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $9.4 million and $(3.2) million of gross unrealized gains and gross unrealized losses, respectively; such unrealized gains (losses) are presented on a gross basis on the Company's Consolidated Condensed Statement of Operations. See Note 10.

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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of June 30, 2020 and December 31, 2019:

Property Location by U.S. State	June 30, 2020	December 31, 2019
California	45.1%	46.6%
Florida	12.7%	11.9%
Texas	10.8%	11.9%
Colorado	3.1%	3.2%
Massachusetts	3.0%	2.9%
Oregon	2.4%	2.2%
Illinois	2.1%	1.7%
Arizona	2.0%	2.4%
Utah	1.9%	1.9%
Nevada	1.8%	1.6%
Washington	1.7%	1.6%
New Jersey	1.4%	1.1%
New York	1.3%	1.3%
Maryland	1.1%	1.1%
Connecticut	1.0%	—%
North Carolina	1.0%	—%
Other	7.6%	8.6%
	100.0%	100.0%

The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of June 30, 2020 and December 31, 2019.

	As of
	June 30, 2020		December 31, 2019
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$23,438	$20,920	$27,663	$25,323
Non-performing	66,170	62,957	17,757	15,580

As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. At June 30, 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $3.2 million related to adverse changes in estimated future cash flows on its residential mortgage loans, primarily due to the economic impact of the COVID-19 pandemic. Certain of the Company's residential mortgage loans, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such loans; as of June 30, 2020, the estimated credit losses on such loans was $0.3 million. As of June 30, 2020, the Company determined for certain of its residential mortgage loans that a portion of such loans' cost basis is not collectible; the Company recognized a realized loss of $(0.5) million, which is reflected in Net realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
For the three- and six-month periods ended June 30, 2019, the Company recognized an impairment charge of $0.3 million and $0.4 million, on the cost basis of its residential mortgage loans, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
As of June 30, 2020 and December 31, 2019, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $12.2 million and $10.9 million, respectively.
Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of June 30, 2020 and December 31, 2019:
June 30, 2020:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$295,621	$(182)	$295,439	$808	$(751)	$295,496	8.28%	8.25%	0.94

(1)	Excludes commercial mortgage loans, in non-accrual status, with a fair value of $23.9 million.

(2)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
December 31, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$277,870	$(3,302)	$274,568	$253	$(62)	$274,759	7.65%	8.58%	1.07

(1)	Excludes commercial mortgage loans, held at par in non-accrual status, with a fair value of $10.7 million.

(2)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of June 30, 2020 and December 31, 2019:

Property Location by U.S. State	June 30, 2020	December 31, 2019
Florida	17.4%	31.7%
New York	15.7%	17.7%
Pennsylvania	9.8%	—%
Virginia	9.4%	6.8%
Connecticut	9.1%	8.2%
New Jersey	6.7%	13.3%
Utah	5.8%	—%
Missouri	5.7%	4.6%
California	4.9%	—%
Massachusetts	4.4%	4.7%
Arizona	3.1%	3.8%
Indiana	2.0%	2.1%
North Carolina	1.7%	1.8%
Nevada	1.4%	1.5%
Tennessee	1.4%	1.5%
Illinois	1.2%	1.2%
Other	0.3%	1.1%
	100.0%	100.0%

As of June 30, 2020, the Company had three non-performing commercial mortgage loans with an unpaid principal balance and fair value of $24.1 million and $23.9 million, respectively. As of December 31, 2019, the Company had three non-performing commercial mortgage loans with an unpaid principal balance and fair value of $28.9 million and $26.5 million, respectively.
As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. At June 30, 2020, the expected future credit losses, which it tracks for purposes of calculating interest income, of $0.2 million related to adverse changes in estimated future cash flows on its commercial mortgage loans. For the three- and six-month periods ended June 30, 2019, the Company did not recognize any impairment charge on the cost basis of its commercial mortgage loans.
As of June 30, 2020, the Company had one commercial mortgage loan with a fair value of $10.7 million that was in the process of foreclosure. As of December 31, 2019, the Company had two commercial mortgage loans with a fair value of $16.0 million that were in the process of foreclosure.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of June 30, 2020 and December 31, 2019:
June 30, 2020:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$163,043	$6,811	$169,854	$1,912	$(5,085)	$166,681	0.87	4

(1)	Includes $0.6 million of charged-off loans for which the Company has determined that it is probable the servicer will be able to collect principal and interest.

(2)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.

December 31, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$179,743	$5,027	$184,770	$2,561	$(377)	$186,954	0.82	4

(1)	Includes $0.6 million of charged-off loans for which the Company has determined that it is probable the servicer will be able to collect principal and interest.

(2)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of June 30, 2020 and December 31, 2019:

Days Past Due	June 30, 2020	December 31, 2019
Current	95.9%	95.3%
30-59 Days	1.6%	2.1%
60-89 Days	1.1%	1.4%
90-119 Days	1.2%	1.2%
>120 Days	0.2%	—%
	100.0%	100.0%

During the three-month periods ended June 30, 2020 and 2019, the Company charged off $5.1 million and $4.6 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. During the six-month periods ended June 30, 2020 and 2019, the Company charged off $10.0 million and $9.0 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of both June 30, 2020 and December 31, 2019, the Company held charged-off consumer loans with an aggregate fair value of $0.6 million for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. At June 30, 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $3.5 million on its consumer loans.
For the three- and six-month periods ended June 30, 2019, the Company recognized an impairment charge of $1.4 million and $3.5 million, respectively, on the cost basis of its consumer loan pools, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of June 30, 2020 and December 31, 2019:
June 30, 2020:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$6,687	$6,227	19.36%	2.23

(1)	See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.

December 31, 2019:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)(2)	$18,415	$18,510	17.62%	0.87

(1)	See Note 13 for further details on the Company's transactions involving a loan originator in which the Company also holds an equity investment.

(2)	See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
6. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of June 30, 2020 and December 31, 2019, the Company's investments in unconsolidated entities had an aggregate fair value of $72.6 million and $71.9 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the three-month periods ended June 30, 2020 and 2019, the Company recognized $5.6 million and $2.4 million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. For the six-month periods ended June 30, 2020 and 2019, the Company recognized $(0.9) million and $4.2 million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of June 30, 2020 and December 31, 2019, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $27.0 million and $28.5 million.
The following table provides details about the Company's investments in unconsolidated entities as of June 30, 2020 and December 31, 2019:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	June 30, 2020	December 31, 2019
Longbridge Financial, LLC(1)	Preferred shares	49.7%	49.7%
LendSure Mortgage Corp.(1)	Common shares	49.9%	49.9%
Jepson Holdings Limited(1)	Membership Interest	30.1%	30.1%
Elizon AFG 2018-1 LLC(1)(2)	Membership Interest	11.8%	13.4%
Elizon DB 2015-1 LLC(1)(2)	Membership Interest	9.9%	3.5%
Other	Various	6.9%–51.0%	7.7%–51.0%

(1)	See Note 13 for additional details on the Company's related party transactions.

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

7. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the three- and six-month periods ended June 30, 2020 and 2019:

	Three-Month Period Ended
	June 30, 2020		June 30, 2019
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (March 31, 2020 and March 31, 2019, respectively)	16	$25,054	21	$31,003
Transfers from mortgage loans	1	100	2	17,414
Capital expenditures and other adjustments to cost		12		—
Adjustments to record at the lower of cost or fair value		(277)		(13)
Disposals	(4)	(845)	(3)	(783)
Ending Balance (June 30, 2020 and June 30, 2019, respectively)	13	$24,044	20	$47,621

	Six-Month Period Ended
	June 30, 2020		June 30, 2019
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2019 and January 1, 2019, respectively)	15	$30,584	20	$30,778
Transfers from mortgage loans	5	1,522	4	17,713
Capital expenditures and other adjustments to cost		126		240
Adjustments to record at the lower of cost or fair value		(960)		(263)
Disposals	(7)	(7,228)	(4)	(847)
Ending Balance (June 30, 2020 and June 30, 2019, respectively)	13	$24,044	20	$47,621

During the three-month period ended June 30, 2020, the Company sold four REO properties, realizing a net gain (loss) of approximately $(0.2) million. During the three-month period ended June 30, 2019, the Company sold three REO properties, realizing a net gain (loss) of approximately $98 thousand. During the six-month period ended June 30, 2020, the Company sold seven REO properties, realizing a net gain (loss) of approximately $0.1 million. During the six-month period ended June 30, 2019, the Company sold four REO properties, realizing a net gain (loss) of approximately $40 thousand. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Condensed Consolidated Statement of Operations. As of June 30, 2020 and December 31, 2019 all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. As of June 30, 2020 and December 31, 2019, the Company had REO measured at fair value on a non-recurring basis of $18.2 million and $19.4 million, respectively.

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
The following table details the fair value of the Company's holdings of financial derivatives as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$502	$90
TBA securities sale contracts	1,264	506
Fixed payer interest rate swaps	—	3,914
Fixed receiver interest rate swaps	15,087	1,554
Credit default swaps on asset-backed securities	353	993
Credit default swaps on asset-backed indices	7,790	3,319
Credit default swaps on corporate bonds	—	2
Credit default swaps on corporate bond indices	1,535	5,599
Total return swaps	442	620
Futures	—	148
Forwards	182	43
Warrants	31	—
Total financial derivatives–assets, at fair value	27,186	16,788
Financial derivatives–liabilities, at fair value:
TBA securities sale contracts	(158)	(1,012)
Fixed payer interest rate swaps	(32,684)	(8,513)
Fixed receiver interest rate swaps	(8)	(206)
Credit default swaps on asset-backed indices	(152)	(250)
Credit default swaps on corporate bonds	(56)	(1,693)
Credit default swaps on corporate bond indices	(1,346)	(14,524)
Total return swaps	(77)	(1,209)
Futures	(382)	(45)
Forwards	—	(169)
Total financial derivatives–liabilities, at fair value	(34,863)	(27,621)
Total	$(7,677)	$(10,833)

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of June 30, 2020 and December 31, 2019:
June 30, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$17,500	$(447)	2.75%	0.31%	0.72
2022	129,975	(2,554)	1.21	0.51	1.65
2023	101,012	(5,464)	2.06	0.54	2.79
2025	26,500	(996)	1.06	0.37	4.80
2026	28,104	(1,451)	1.25	0.31	6.00
2027	34,000	(73)	0.49	0.30	6.99
2028	32,942	(5,023)	2.40	0.38	7.84
2029	92,594	(10,163)	1.78	0.54	9.29
2030	67,936	(3,343)	1.10	0.36	9.69
2036	1,100	(106)	1.45	0.31	15.64
2049	5,796	(3,064)	2.89	1.45	28.53
Total	$537,459	$(32,684)	1.55%	0.47%	5.58
December 31, 2019:

			Weighted Average
Maturity	Notional Amount(1)	Fair Value(1)	Pay Rate(2)(3)	Receive Rate(2)	Remaining Years to Maturity(4)
	(In thousands)
2020	$68,607	$(234)	1.74%	1.93%	0.24
2021	268,929	(419)	1.73	1.95	1.64
2022	31,350	9	1.65	1.93	2.14
2023	101,012	(1,265)	2.06	1.91	3.29
2024	13,000	99	1.56	1.89	4.90
2025	12,800	(24)	n/a	n/a	5.22
2026	59,902	1,946	1.24	1.94	6.50
2028	32,942	(1,634)	2.40	1.93	8.34
2029	136,838	(2,018)	2.02	1.96	9.61
2030	685	(32)	2.38	1.90	10.90
2036	1,100	87	1.45	1.94	16.14
2049	5,796	(1,114)	2.89	2.09	29.03
Total	$732,961	$(4,599)	1.83%	1.94%	4.31

(1)	Includes forward-starting interest rate swaps with a notional amount of $20.9 million and fair value of $(41) thousand.

(2)	Excludes forward-starting interest rate swaps.

(3)	Including forward-starting interest rate swaps the total weighted average pay rate was 1.83%.

(4)	Includes forward-starting interest rate swaps, all of which start within six months of period end.

The following tables provide information about the Company's fixed receiver interest rate swaps as of June 30, 2020 and December 31, 2019:
June 30, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$12,950	$297	0.31%	1.75%	1.21
2022	87,683	1,878	0.65	1.33	1.70
2023	48,657	2,615	0.31	2.00	2.76
2024	86,342	5,027	1.14	1.65	4.24
2025	25,300	250	0.42	0.50	4.76
2027	25,108	256	1.43	0.63	6.76
2029	9,800	1,100	0.42	1.78	9.27
2030	126,585	3,656	0.63	0.91	9.71
Total	$422,425	$15,079	0.72%	1.28%	5.39
December 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$181,950	$(49)	1.89%	1.67%	1.84
2022	53,974	441	1.91	1.85	2.17
2023	48,657	709	1.92	2.00	3.26
2024	11,342	306	2.09	2.33	4.23
2029	9,800	(59)	1.91	1.78	9.77
Total	$305,723	$1,348	1.91%	1.78%	2.47

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020			December 31, 2019
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$449	$6	17.50	$695	$10	23.80
Credit default swaps on corporate bonds	—	—	—	430	2	0.47
Credit default swaps on corporate bond indices	67,085	419	2.99	130,707	5,547	2.42
Short:
Credit default swaps on asset-backed securities	(959)	353	15.20	(2,640)	993	15.63
Credit default swaps on asset-backed indices	(26,899)	7,784	37.68	(63,515)	3,309	38.40
Credit default swaps on corporate bond indices	(40,215)	1,116	3.89	(1,997)	52	3.97
Liability:
Long:
Credit default swaps on asset-backed indices	520	(152)	32.55	344	(145)	29.35
Credit default swaps on corporate bond indices	1,675	(15)	0.47	—	—	—
Short:
Credit default swaps on asset-backed indices	(1)	—	29.51	(4,501)	(105)	40.31
Credit default swaps on corporate bonds	(7,800)	(56)	3.02	(10,800)	(1,693)	3.92
Credit default swaps on corporate bond indices	(112,108)	(1,331)	2.05	(250,088)	(14,524)	2.51
	$(118,253)	$8,124	10.25	$(201,365)	$(6,554)	14.88

(1)	Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020			December 31, 2019
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Short Contracts:
U.S. Treasury futures	$(300)	$—	2.77	$—	$—	—
Liabilities:
Long Contracts:
U.S. Treasury futures	$1,900	$(34)	2.77	—	—	—
Short Contracts:
U.S. Treasury futures	(166,800)	(348)	3.01	(16,000)	148	2.77
Eurodollar futures	—	—	—	(14,000)	(45)	4.05
Total, net	$(165,200)	$(382)	3.01	$(30,000)	$103	3.37

Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of June 30, 2020 and December 31, 2019:

	June 30, 2020			As of December, 31, 2019
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	1,546	$31	2.33	1,515	$—	2.82

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

As of June 30, 2020 and December 31, 2019, the Company had outstanding TBA purchase and sale contracts as follows:

	As of June 30, 2020				As of December 31, 2019
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$132,000	$135,644	$136,146	$502	$40,100	$40,585	$40,675	$90
	132,000	135,644	136,146	502	40,100	40,585	40,675	90
Sale contracts:
Assets	(313,695)	(332,759)	(331,495)	1,264	(319,981)	(332,080)	(331,574)	506
Liabilities	(114,897)	(123,302)	(123,460)	(158)	(773,749)	(806,568)	(807,580)	(1,012)
	(428,592)	(456,061)	(454,955)	1,106	(1,093,730)	(1,138,648)	(1,139,154)	(506)
Total TBA securities, net	$(296,592)	$(320,417)	$(318,809)	$1,608	$(1,053,630)	$(1,098,063)	$(1,098,479)	$(416)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis, and is reported in Financial derivatives-assets, at fair value and Financial derivatives-liabilities, at fair value on the Condensed Consolidated Balance Sheet.

Gains and losses on the Company's derivative contracts for the three- and six-month periods ended June 30, 2020 and 2019 are summarized in the tables below:
Three-Month Period Ended June 30, 2020:

Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives(1)	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(2)
(In thousands)
Interest rate swaps	Interest Rate	$(892)	$(2,348)	$(3,240)	$136	$2,543	$2,679
Credit default swaps on asset-backed securities	Credit		38	38		(1)	(1)
Credit default swaps on asset-backed indices	Credit		4,455	4,455		(5,384)	(5,384)
Credit default swaps on corporate bond indices	Credit		(62)	(62)		24	24
Credit default swaps on corporate bonds	Credit		354	354		(482)	(482)
Total return swaps	Credit		(484)	(484)		1,168	1,168
TBAs	Interest Rate		(5,972)	(5,972)		7,447	7,447
Futures	Interest Rate		(6,342)	(6,342)		5,629	5,629
Forwards	Currency		(310)	(310)		56	56
Warrants	Equity Market/Credit		—	—		(402)	(402)
Options	Credit		(100)	(100)		(2,558)	(2,558)
Total		$(892)	$(10,771)	$(11,663)	$136	$8,040	$8,176

(1)
Includes realized gain/(loss) on transactions involving foreign-currency-denominated financial derivatives in the amount of $13 thousand for the three-month period ended June 30, 2020, which is included on the Condensed Consolidated Statement of Operations in Other, net.

(2)
Includes foreign currency remeasurement on financial derivatives in the amount of $3 thousand for the three-month period ended June 30, 2020, which is included on the Condensed Consolidated Statement of Operations in Other, net.

Three-Month Period Ended June 30, 2019

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

(1)
Includes realized gain/(loss) on transactions involving foreign-currency-denominated financial derivatives in the amount of $6 thousand for the three-month period ended June 30, 2019, which is included on the Condensed Consolidated Statement of Operations in Other, net.

(2)
Includes foreign currency remeasurement on financial derivatives in the amount of $(29) thousand for the three-month period ended June 30, 2019, which is included on the Condensed Consolidated Statement of Operations in Other, net.

Six-Month Period Ended June 30, 2020:

Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives(1)	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(2)
(In thousands)
Interest rate swaps	Interest Rate	$(750)	$(8,732)	$(9,482)	$25	$(17,477)	$(17,452)
Credit default swaps on asset-backed securities	Credit		(956)	(956)		916	916
Credit default swaps on asset-backed indices	Credit		3,899	3,899		7,139	7,139
Credit default swaps on corporate bond indices	Credit		517	517		4,140	4,140
Credit default swaps on corporate bonds	Credit		448	448		1,044	1,044
Total return swaps	Credit		(2,055)	(2,055)		955	955
TBAs	Interest Rate		(9,145)	(9,145)		2,024	2,024
Futures	Interest Rate		(7,464)	(7,464)		(485)	(485)
Forwards	Currency		282	282		309	309
Warrants	Equity Market/Credit		—	—		(382)	(382)
Options	Credit		(100)	(100)		—	—
Total		$(750)	$(23,306)	$(24,056)	$25	$(1,817)	$(1,792)

(1)
Includes realized gain/(loss) on transactions involving foreign-currency-denominated financial derivatives in the amount of $26 thousand for the six-month period ended June 30, 2020, which is included on the Condensed Consolidated Statement of Operations in Other, net.

(2)
Includes foreign currency remeasurement on financial derivatives in the amount of $19 thousand for the six-month period ended June 30, 2020, which is included on the Condensed Consolidated Statement of Operations in Other, net.

Six-Month Period Ended June 30, 2019:

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

(1)
Includes realized gain/(loss) on transactions involving foreign-currency-denominated financial derivatives in the amount of $31 thousand for the six-month period ended June 30, 2019, which is included on the Condensed Consolidated Statement of Operations in Other, net.

(2)
Includes foreign currency remeasurement on financial derivatives in the amount of $(8) thousand for the six-month period ended June 30, 2019, which is included on the Condensed Consolidated Statement of Operations in Other, net.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six-month period ended June 30, 2020 and year ended December 31, 2019:

Derivative Type	Six-Month Period Ended June 30, 2020	Year Ended December 31, 2019
(In thousands)
Interest rate swaps	$1,118,783	$731,941
TBAs	782,346	973,331
Credit default swaps	307,217	399,316
Total return swaps	9,139	39,434
Futures	132,829	167,708
Options	2,786	19,825
Forwards	39,195	30,930
Warrants	1,541	2,222

From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of June 30, 2020 and December 31, 2019, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at June 30, 2020 and December 31, 2019 are summarized below:

Credit Derivatives	June 30, 2020	December 31, 2019
(In thousands)
Fair Value of Written Credit Derivatives, Net	$258	$5,414
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	—	(3,248)
Notional Value of Written Credit Derivatives (2)	69,729	132,176
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	—	(81,637)

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at June 30, 2020 and December 31, 2019, implied credit spreads on such contracts ranged between 74.3 and 715.3 basis points and 10.9 and 440.0 basis points, respectively. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(0.1) million as of both June 30, 2020 and December 31, 2019. Estimated points up front on these contracts as of June 30, 2020 ranged between 57.0 and 85.2 and as of December 31, 2019 estimated points up front on these contracts was 57.0. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at June 30, 2020 and December 31, 2019 were $(2.1) million and $(3.3) million, respectively.

9. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019.

(In thousands)	June 30, 2020 (1)	December 31, 2019 (1)
Assets
Cash and cash equivalents	$716	$6,016
Restricted cash	175	175
Securities, at fair value	47,429	47,923
Loans, at fair value	1,398,167	1,393,916
Investments in unconsolidated entities, at fair value	6,379	5,641
Real estate owned	24,044	30,584
Investment related receivables	23,493	28,668
Other assets	2,024	6,191
Total Assets	$1,502,427	$1,519,114
Liabilities
Repurchase agreements	$196,192	$302,791
Investment related payables	763	3,275
Other secured borrowings	156,089	150,334
Other secured borrowings, at fair value	742,688	594,396
Interest payable	591	1,247
Accrued expenses and other liabilities	973	2,279
Total Liabilities	1,097,296	1,054,322
Total Stockholders' Equity	379,417	440,394
Non-controlling interests	25,714	24,400
Total Equity	405,131	464,794
Total Liabilities and Equity	$1,502,427	$1,519,116

(1)	See Note 10 and Note 13 for additional information on the Company's consolidated VIEs.
10. Securitization Transactions
Participation in Multi-Seller Consumer Loan Securitization
In August 2016, the Company participated in a securitization transaction whereby the Company, together with another entity managed by Ellington (the "co-participant"), sold consumer loans with an aggregate unpaid principal balance of approximately $124 million to a newly formed securitization trust (the "Issuer"). Of the $124 million in loans sold to the Issuer, the Company's share was 51% while the co-participant's share was 49%. The transfer was accounted for as a sale in accordance with ASC 860-10. Pursuant to the securitization, the Issuer issued senior and subordinated notes in the principal amount of $87.0 million and $18.7 million, respectively. Trust certificates representing beneficial ownership of the Issuer were also issued. In connection with the transaction, and through a jointly owned newly formed entity (the "Acquiror"), the Company and the co-participant acquired all of the subordinated notes as well as the trust certificates in the Issuer. The Company and the co-participant acquired 51% and 49%, respectively, of the interests in the Acquiror. Subsequently, at the direction of the Company and the co-participant, the Acquiror sold the subordinated notes to a third party; such sales occurred prior to January 1, 2019. As of both June 30, 2020 and December 31, 2019, the Company's total interest in the Acquiror was 51.0%. The Company's interest in the Acquiror, for which the Company has elected the FVO, is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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
The Issuer and the Acquiror are each deemed to be a VIE. The Company has evaluated its interest in the Issuer under ASC 810, and while the Company retains credit risk in the securitization trust through its beneficial ownership of most of the subordinated interests of the securitization trust, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the Issuer that most significantly impact the Issuer's economic performance. As a result the Company determined that neither the Company nor the Acquiror is the primary beneficiary of the Issuer, and therefore the Company has not consolidated the Issuer. Additionally, the Company evaluated its interest in the Acquiror and determined that is does not have the power to direct the activities of the Acquiror that most significantly impact the Acquiror's economic performance. As a result, the Company determined that it is not the primary beneficiary of the Acquiror, and therefore the Company has not consolidated the Acquiror. The maximum amount at risk related to the Company's investment in the Acquiror is limited to the fair value of such investment, which was $2.1 million and $3.2 million as of June 30, 2020 and December 31, 2019, respectively.
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of June 30, 2020 and December 31, 2019, the fair value of the Company's investment in the notes issued by the CLO Issuers was $8.4 million and $39.7 million, respectively.
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
Under the Dodd-Frank Act, sponsors of securitizations are generally required to retain at least 5% of the economic interest in the credit risk of the securitized assets (the "Risk Retention Rules"). In order to comply with the Risk Retention Rules, in each securitization, the applicable Sponsor purchased and intends to hold, at a minimum, the requisite amount of the most subordinated classes of Certificates and the excess cash flow certificates. The applicable Sponsor also purchased the Certificates entitled to excess servicing fees in each securitization, while the remaining classes of Certificates were purchased by unrelated parties.
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

The following table details the Company's outstanding consolidated residential mortgage loan securitizations:

Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor	Total Face Amount of Certificates Issued
		(In thousands)
Ellington Financial Mortgage Trust 2018-1	11/18	$232,518	$232,518	(1)
Ellington Financial Mortgage Trust 2019-1	6/19	226,913	226,913	(2)
Ellington Financial Mortgage Trust 2019-2	11/19	267,255	267,255	(3)
Ellington Financial Mortgage Trust 2020-1	6/20	259,273	259,273	(4)

(1)
In order to comply with the Risk Retention Rules, the Sponsor purchased the two most subordinated classes of Certificates and the excess cash flow certificates, with an aggregate value as of the settlement date equal to 5.7% of the fair value of all Certificates issued. The Sponsor also purchased, for an aggregate purchase price of $1.3 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.

(2)
In order to comply with the Risk Retention Rules, the Sponsor purchased the two most subordinated classes of Certificates and the excess cash flow certificates, with an aggregate value as of the settlement date equal to 6.1% of the fair value of all Certificates issued. The Sponsor also purchased, for an aggregate purchase price of $1.2 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.

(3)
In order to comply with the Risk Retention Rules, the Sponsor purchased the two most subordinated classes of Certificates and the excess cash flow certificates, with an aggregate value as of the settlement date equal to 6.4% of the fair value of all Certificates issued. The Sponsor also purchased, for an aggregate purchase price of $1.7 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.

(4)
In order to comply with the Risk Retention Rules, the Sponsor purchased the two most subordinated classes of Certificates and the excess cash flow certificates, with an aggregate value as of the settlement date equal to 8.0% of the fair value of all Certificates issued. Additionally, the Sponsor purchased another subordinated class of Certificates with an aggregate value equal to 3.5% of the fair value of all Certificates issued as of the settlement date. Finally, the Sponsor also purchased, for an aggregate purchase price of $1.9 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.

The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Assets:
Loans, at fair value	$806,106	$628,415
Real estate owned	658	658
Investment related receivables	4,061	10,409
Liabilities:
Other secured borrowings, at fair value	742,688	594,396

11. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of June 30, 2020 and December 31, 2019, the Company's total secured borrowings were $2.2 billion and $3.2 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 25 counterparties as of June 30, 2020 as compared to 28 counterparties as of December 31, 2019.
As of June 30, 2020, remaining days to maturity on the Company's open repurchase agreements ranged from 1 day to 700 days. Interest rates on the Company's open repurchase agreements ranged from 0.27% to 7.95% as of June 30, 2020. As of December 31, 2019, remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 882 days. Interest rates on the Company's open repurchase agreements ranged from 0.15% to 5.20% as of December 31, 2019.
The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS and credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), by remaining maturity as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$194,313	0.50%	19	$511,996	2.08%	17
31-60 Days	432,451	0.35%	45	744,387	1.93%	47
61-90 Days	134,800	0.35%	75	594,738	1.96%	76
91-120 Days	1,530	1.52%	92	10,270	2.24%	93
151-180 Days	23,311	0.85%	166	3,082	2.67%	171
181-360 Days	65,209	0.36%	340	—	—%	—
Total Agency RMBS	851,614	0.40%	70	1,864,473	1.98%	48
Credit:
30 Days or Less	47,042	2.33%	11	16,549	3.38%	25
31-60 Days	65,812	3.33%	46	104,491	3.14%	48
61-90 Days	127,278	3.06%	79	138,837	3.03%	73
91-120 Days	10,626	1.75%	91	—	—%	—
121-150 Days	2,708	3.75%	141	7,460	3.89%	123
151-180 Days	18,660	3.54%	170	31,498	3.87%	173
181-360 Days	129,106	4.81%	279	186,661	3.80%	250
> 360 Days	41,703	2.98%	700	95,331	4.52%	678
Total Credit Assets	442,935	3.52%	188	580,827	3.61%	229
Total	$1,294,549	1.47%	110	$2,445,300	2.37%	91

Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.

As of June 30, 2020 and December 31, 2019, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $1.618 billion and $2.763 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of December 31, 2019 include investments in the amount of $64.7 million, that were sold prior to period end but for which such sale had not yet settled. In addition, as of June 30, 2020 and December 31, 2019, the Company posted net cash collateral of $10.9 million and $31.0 million, respectively, as well as posting additional securities with a fair value of $30 thousand and $0.2 million, respectively, to its counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. As of both June 30, 2020 and December 31, 2019, there was no single counterparty for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.
Other Secured Borrowings
In February 2018, the Company entered into agreements to finance a portfolio of unsecured loans through a recourse secured borrowing facility. The facility has a term ending in February 2021. The facility accrues interest on a floating-rate basis. As of June 30, 2020 and December 31, 2019, the Company had outstanding borrowings under this facility in the amount of $12.8 million and $16.0 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. The effective interest rate, inclusive of related deferred financing costs, was 2.27% and 3.85% as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, the fair value of unsecured loans collateralizing this borrowing was $16.9 million and $22.3 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of June 30, 2020, the Company was in compliance with all of its covenants.
In November 2019, the Company amended its non-recourse secured borrowing facility that is used to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending in December 2020 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying loans. The facility accrues interest on a floating rate basis. As of June 30, 2020 and December 2019, the Company had outstanding borrowings under this facility in the amount of $103.5 million and $102.5 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. The effective interest rate on this facility, inclusive of related deferred financing costs, was 2.51% and 4.01%, as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, the fair value of unsecured loans collateralizing this borrowing was $138.7 million and $144.1 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of June 30, 2020, the Company was in compliance with all of its covenants.
In December 2019, the Company entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility. The facility includes a revolving borrowing period ending in June 2021 (or earlier following a trigger event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the revolving borrowing period, the facility amortizes, with a final termination date in June 2023. The facility accrues interest on a floating rate basis. As of June 30, 2020 and December 31, 2019, the Company had outstanding borrowings under this facility in the amount of $33.5 million and $31.8 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet.The effective interest rate on this facility, inclusive of related deferred financing costs, was 5.15% and 5.23% as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, the fair value of ABS backed by consumer loans collateralizing this borrowing was $47.4 million and $47.9 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of June 30, 2020, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 10, whereby it financed portfolios of non-QM loans. As of June 30, 2020 and December 31, 2019, the fair value of the Company's outstanding liabilities associated with these securitization transactions was $742.7 million and $594.4 million, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 2.89% and 3.19% as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, the fair value of non-QM loans and the carrying value of REO held in the consolidated securitization trusts was $806.8 million and $629.1 million, respectively.
In March 2020, the Company entered into a participation agreement with an unrelated third-party, the "Junior Participant," whereby the Company transferred to the Junior Participant an interest in a small balance commercial mortgage loan, the "Partial Loan," (together with the Company's interest, the "Whole Commercial Loan"). The Partial Loan is subordinate to the interest in the loan held by the Company. In accordance with ASC 860-10, the Partial Loan transferred to the Junior Participant does not meet the definition of a participating interest and, as a result, the Company does not recognize the transfer of the Partial Loan to the Junior Participant as a sale. The Company has recorded the Whole Commercial Loan in Loans, at fair value, on the Condensed Consolidated Balance Sheet. As of June 30, 2020, the fair value of the Whole Commercial Loan was $16.9 million. The Company's liability to the Junior Participant as of June 30, 2020 was $6.3 million and is included in Other secured borrowings on the Company's Condensed Consolidated Balance Sheet. Under the terms of the participation agreement, the Junior Participant is entitled to a portion of the cashflows of the underlying commercial mortgage loan.
Unsecured Borrowings
Senior Notes
On August 18, 2017, the Company issued $86.0 million in aggregate principal amount of unsecured senior notes (the "Old Senior Notes"). The total net proceeds to the Company from the issuance of the Old Senior Notes was approximately $84.7 million, after deducting debt issuance costs. The Old Senior Notes had an interest rate of 5.25%, subject to adjustment based on changes in the ratings, if any, of the Old Senior Notes. On February 13, 2019, in connection with the REIT Election, the Company exchanged all $86.0 million in principal amount of the Old Senior Notes for new unsecured long-term debt jointly and severally co-issued by certain of its consolidated subsidiaries and fully guaranteed by the Company (the "Senior Notes"). At any time, the Company is permitted to add others of its consolidated subsidiaries as co-issuers of the Senior Notes. The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Senior Notes mature on September 1, 2022. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. The Senior Notes are carried at amortized cost. There are a number of covenants, including several financial covenants, associated with the Senior Notes. As of June 30, 2020 and December 31, 2019, the Company was in compliance with all of its covenants.
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
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of June 30, 2020:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
(In thousands)
Next Twelve Months	$1,252,846	$315,549	$—	$1,568,395
Year 2	41,703	195,176	—	236,879
Year 3	—	232,742	86,000	318,742
Year 4	—	52,229	—	52,229
Year 5	—	59,999	—	59,999
Total	$1,294,549	$855,695	$86,000	$2,236,244

(1)	Reflects the Company's contractual principal repayment dates.

(2)
Includes $699.6 million of expected principal repayments related to the Company's consolidated residential mortgage loan securitizations, which are projected based upon the underlying assets' scheduled repayments and may be prior to the stated contractual maturities.

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
In response to the negative economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or the "CARES Act," was signed into law on March 27, 2020, and provided for significant stimulus spending and included numerous tax provisions. As of June 30, 2020, there was no material impact on the Company's tax provision as a result of the CARES Act, however the Company continues to monitor and evaluate the impact of the CARES Act and other COVID-19-related legislation.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three-month periods ended June 30, 2020 and 2019, the Company recorded an income tax expense of $1.5 million and $0.4 million, respectively. For the six-month periods ended June 30, 2020 and 2019, the Company recorded an income tax expense of $1.0 million and $0.4 million, respectively.
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
For the three-month period ended June 30, 2020, the total base management fee incurred was $2.9 million, consisting of $3.0 million of total gross base management fee incurred, less $0.1 million of management fee rebates. For the three-month period ended June 30, 2019, the total base management fee incurred was $1.7 million, consisting of $2.2 million of total gross base management fee incurred, less $0.5 million of management fee rebates. For the six-month period ended June 30, 2020, the total base management fee incurred was $5.3 million, consisting of $6.0 million of total gross base management fee incurred, less $0.7 million of management fee rebates. For the six-month period ended June 30, 2019, the total base management fee incurred was $3.4 million consisting of $4.4 million of total gross base management fee incurred, less $1.0 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of June 30, 2020, there was a Loss Carryforward of $93.3 million. There was no Loss Carryforward as of December 31, 2019.
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
The Company did not accrue an incentive fee for any of the three- or six-month periods ended June 30, 2020 and 2019, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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

For the six-month periods ended June 30, 2020 and 2019, the Company reimbursed the Manager $5.8 million and $6.0 million, respectively, for previously incurred operating expenses. As of June 30, 2020 and December 31, 2019, the outstanding payable to the Manager for operating expenses was $1.7 million and $2.0 million, respectively, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.
Transactions Involving Certain Loan Originators
As of June 30, 2020 and December 31, 2019, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage originator in which the Company holds an investment in common stock, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both June 30, 2020 and December 31, 2019, there were no advances outstanding. The Company has also entered into two agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 21, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in preferred stock and warrants to purchase additional preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $47.4 million and $47.9 million as of June 30, 2020 and December 31, 2019, respectively.
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
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of the affiliates of Ellington have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates of Ellington purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the six-month periods ended June 30, 2020 and 2019, the Company purchased loans under these agreements with an aggregate principal balance of $60.2 million and $51.5 million, respectively. As of June 30, 2020 and December 31, 2019, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $103.3 million and $287.1 million, respectively, in principal balance.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $165.6 million and $185.4 million as of June 30, 2020 and December 31, 2019, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $143.8 million and $304.8 million as of June 30, 2020 and December 31, 2019, respectively.
The Company is a co-investor in certain small balance commercial mortgage loans with several other investors, including an unrelated third party and various affiliates of Ellington. These loans are beneficially owned by a consolidated subsidiary of the Company. As of June 30, 2020 and December 31, 2019, the aggregate fair value of the small balance commercial loans was $33.0 million and $29.5 million, respectively. As of June 30, 2020, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $4.1 million and $8.8 million, respectively. As of December 31, 2019, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $3.6 million and $7.0 million, respectively. As of December 31, 2019, the Company had a payable to an Ellington affiliate in the amount of $0.7 million, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. The Company did not have any payables to or receivables from the Ellington affiliates as of June 30, 2020.
The Company is also a co-investor in certain small balance commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of June 30, 2020 and December 31, 2019, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $19.9 million and $17.3 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Condensed Consolidated Balance Sheet.
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
In March 2019, the Right Holder Entity assigned the Call Right to a newly formed entity, which exercised the Call Right and re-securitized the underlying European mortgage loan assets of the Initial Securitization through a new securitization trust (the "New Securitization"). In exchange for assigning the Call Right, the Right Holder Entity received a combination of (i) cash and (ii) certain notes issued by the New Securitization (the "New Securitization Notes"). The Right Holder Entity fully repaid the unrelated third party's Right Holder Note with a combination of cash and New Securitization Notes. The Right Holder Notes held by the Company and its affiliates were also fully repaid with cash and New Securitization Notes. Certain of the New Securitization Notes were distributed to the Company and its affiliates on a pro rata basis. The Right Holder Entity is expected to continue to hold certain of the New Securitization Notes in order to comply with European risk retention rules. As of June 30, 2020 and December 31, 2019, the Company's equity investment in Jepson Holdings Limited had a fair value of $1.3 million and $1.9 million, respectively. See Note 6 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's

Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of June 30, 2020 and December 31, 2019, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $297.0 million and $350.6 million, respectively. The Company's segregated portion of this debt as of June 30, 2020 and December 31, 2019 was $149.0 million and $174.4 million, respectively, and is included under the caption Repurchase agreements on the Company's Condensed Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of June 30, 2020 and December 31, 2019, no party to any of the repurchase agreements was in default.
Each of the Joint Entities has been determined to be a VIE. The Company has evaluated each of these VIEs and determined that it continued to retain the risks and rewards of ownership of certain of the Mortgage Loan and REO Assets, where such Mortgage Loan and REO Assets and the related debt are segregated for the Company and each of the Affiliated Entities. On account of the segregation of certain of each co-participant's assets and liabilities within each of the Joint Entities, as well as the retention by each co-participant of control over its segregated Mortgage Loan and REO Assets within the Joint Entities, the Company has determined that it is the primary beneficiary of, and has consolidated its segregated portion of assets and liabilities within, each of the Joint Entities. See Note 9 and Note 11 for additional information.
Participation in CLO Transactions
As discussed in Note 10, the Company participated in a number of CLO securitization transactions, all managed by the CLO Manager.
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month periods ended June 30, 2020 and 2019, the amount of such management fee rebates was $0.1 million and $0.5 million, respectively. For the six-month periods ended June 30, 2020 and 2019, the amount of such management fee rebates was $0.7 million and $1.0 million, respectively.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of June 30, 2020 and December 31, 2019, the Company's investments in such warehouse facilities was $5.0 million and $8.1 million, respectively, which are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities.
During the six-month period ended June 30, 2020, the Company purchased various underperforming corporate equity securities from certain of the Ellington-sponsored CLO Securitizations at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitization. The total amount of such equity securities purchased during the six-month period ended June 30, 2020 was $1.6 million.
14. Long-Term Incentive Plan Units
OP LTIP Units subject to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the three-month periods ended June 30, 2020 and 2019 was $0.2 million and $0.1 million, respectively. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the six-month periods ended June 30, 2020 and 2019 was $0.3 million and $0.2 million, respectively.
On March 4, 2020, the Company's Board of Directors authorized the issuance of 14,811 OP LTIP Units to certain of Ellington's personnel dedicated to the Company pursuant to the Company's 2017 Equity Incentive Plan.

The below table details unvested OP LTIP Units as of June 30, 2020:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	14,552	September 11, 2019	September 10, 2020
Dedicated or partially dedicated personnel:
	12,818	December 13, 2019	December 13, 2020
	10,067	December 13, 2019	December 13, 2021
	8,691	December 11, 2018	December 11, 2020
	4,977	March 4, 2020	December 31, 2020
	9,834	March 4, 2020	December 31, 2021
Total unvested OP LTIP Units at June 30, 2020	60,939

(1)	Date at which such OP LTIP Units will vest and become non-forfeitable.
The following tables summarize issuance and exercise activity of OP LTIP Units for the three- and six-month periods ended June 30, 2020 and 2019:

	Three-Month Period Ended
	June 30, 2020			June 30, 2019
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (March 31, 2020 and 2019, respectively)	365,518	195,009	560,527	375,000	146,371	521,371
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
OP LTIP Units Outstanding (June 30, 2020 and 2019, respectively)	365,518	195,009	560,527	375,000	146,371	521,371
OP LTIP Units Unvested and Outstanding (June 30, 2020 and 2019, respectively)	—	60,939	60,939	—	37,709	37,709
OP LTIP Units Vested and Outstanding (June 30, 2020 and 2019, respectively)	365,518	134,070	499,588	375,000	108,662	483,662

	Six-Month Period Ended
	June 30, 2020			June 30, 2019
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (December 31, 2019 and January 1, 2019, respectively)	365,518	180,198	545,716	375,000	146,371	521,371
Granted	—	14,811	14,811	—	—	—
Exercised	—	—	—	—	—	—
OP LTIP Units Outstanding (June 30, 2020 and 2019, respectively)	365,518	195,009	560,527	375,000	146,371	521,371
OP LTIP Units Unvested and Outstanding (June 30, 2020 and 2019, respectively)	—	60,939	60,939	—	37,709	37,709
OP LTIP Units Vested and Outstanding (June 30, 2020 and 2019, respectively)	365,518	134,070	499,588	375,000	108,662	483,662

There were an aggregate of 1,816,861 and 1,832,309 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of June 30, 2020 and December 31, 2019, respectively.

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
As June 30, 2020, the Convertible Non-controlling Interests consisted of the outstanding 560,527 OP LTIP Units and 48,409 OP Units, and represented an interest of approximately 1.2% in the Operating Partnership. As December 31, 2019, the Convertible Non-controlling Interests consisted of the outstanding 545,716 OP LTIP Units and 177,925 OP Units, and represented an interest of approximately 1.6% in the Operating Partnership. As of June 30, 2020 and December 31, 2019, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $9.6 million and $13.4 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of June 30, 2020 and December 31, 2019, the joint venture partners' interests in subsidiaries of the Company were $27.2 million and $25.9 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
16. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of both June 30, 2020 and December 31, 2019, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
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
Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, October 30, 2024, at a fixed rate equal to 6.750% per annum of the $25.00 per share liquidation preference and (ii) from and including October 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.196% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on or about the 30th day of each January, April, July, and October, commencing with the first dividend payment on January 30, 2020, which the Board of Directors declared in December 2019. As of June 30, 2020 and December 31, 2019, the total amount of cumulative preferred dividends in arrears was $1.3 million and $1.5 million, respectively.

Common Stock
The Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding present in person or represented by proxy at a meeting of the stockholders. As of June 30, 2020 and December 31, 2019, there were 43,779,924 and 38,647,943, respectively, shares of common stock outstanding.
On January 24, 2020, the Company completed a follow-on offering of 5,290,000 shares of its common stock, of which 690,000 shares were issued pursuant to the exercise of the underwriters' option. The issuance and sale of the 5,290,000 shares of common stock generated net proceeds, after underwriters' discount and offering costs, of $95.3 million.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three-month periods ended June 30, 2020 and 2019:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Shares of Common Stock Outstanding (3/31/2020, 3/31/2019, 12/31/2019 and 1/1/2019, respectively)	43,779,924	29,745,776	38,647,943	29,796,601
Share Activity:
Shares of common stock issued	—	—	5,290,000	—
Shares of common stock issued in connection with incentive fee payment	—	—	637	—
Shares of common stock repurchased	—	—	(288,172)	(50,825)
OP Units exercised	—	—	129,516	—
Shares of Common Stock Outstanding (6/30/2020, 6/30/2019, 6/30/2020, 6/30/2019, respectively)	43,779,924	29,745,776	43,779,924	29,745,776

If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of June 30, 2020 and December 31, 2019, the Company's issued and outstanding shares of common stock would increase to 44,388,860 and 39,371,584 shares, respectively.
On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of common stock. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the three-month periods ended June 30, 2020 and 2019, the Company did not repurchase any shares. During the six-month period ended June 30, 2020, the Company repurchased 288,172 shares at an average price per share of $10.53 and a total cost of $3.0 million. During the six-month period ended June 30, 2019, the Company repurchased 50,825 shares at an average price per share of $15.39 and a total cost of $0.8 million. From inception of the current repurchase plan through June 30, 2020, the Company repurchased 700,087 shares at an average price per share of $13.36 and a total cost of $9.4 million.

17. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except share amounts)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income (loss) attributable to common stockholders	$37,278	$12,644	$(92,120)	$28,052
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	519	312	(1,563)	692
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	37,797	12,956	(93,683)	28,744
Dividends Paid:
Common stockholders	(10,945)	(12,493)	(30,693)	(28,853)
Convertible Non-controlling Interests	(152)	(308)	(461)	(712)
Total dividends paid to common stockholders and Convertible Non-controlling Interests	(11,097)	(12,801)	(31,154)	(29,565)
Undistributed (Distributed in excess of) earnings:
Common stockholders	26,333	151	(122,813)	(801)
Convertible Non-controlling Interests	367	4	(2,024)	(20)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$26,700	$155	$(124,837)	$(821)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	43,779,924	29,745,776	43,189,031	29,746,652
Weighted average Convertible Non-controlling Interest Units outstanding	608,936	733,371	647,218	733,371
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	44,388,860	30,479,147	43,836,249	30,480,023
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.25	$0.42	$0.70	$0.97
Undistributed (Distributed in excess of)	0.60	0.01	(2.83)	(0.03)
	$0.85	$0.43	$(2.13)	$0.94
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.25	$0.42	$0.70	$0.97
Undistributed (Distributed in excess of)	0.60	0.01	(2.83)	(0.03)
	$0.85	$0.43	$(2.13)	$0.94

(1)
For each of the three-month periods ended June 30, 2020 and 2019, excludes net income (loss) of $0.7 million, attributable to joint venture partners, which have non-participating interests as described in Note 15. For the six-month periods ended June 30, 2020 and 2019, excludes net income (loss) of $1.9 million and $1.4 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 15.

18. Restricted Cash
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement. As of both June 30, 2020 and December 31, 2019, the Company's restricted cash balance related to the flow consumer loan purchase and sale agreement was $0.2 million.
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

The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2020 and December 31, 2019. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's reverse repurchase and repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2020:

Description	Amount of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$27,186	$(16,322)	$—	$(5,578)	$5,286
Reverse repurchase agreements	31,427	(31,427)	—	—	—
Liabilities
Financial derivatives–liabilities	(34,863)	16,322	—	18,533	(8)
Repurchase agreements	(1,294,549)	1,294,549	(10,944)	10,944	—

(1)	In the Company's Condensed Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of June 30, 2020 was $1.6 billion. As of June 30, 2020, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $3.6 million and $10.8 million, respectively.

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

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2019 was $2.8 billion. As of December 31, 2019, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged of $4.3 million and $23.4 million, respectively.

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

20. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of June 30, 2020 and December 31, 2019.
June 30, 2020:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$146,531	9	25.2%
Collateral on repurchase agreements held by dealers(2)	1,628,480	26	13.8%
Due from brokers	56,702	21	37.2%
Receivable for securities sold(3)	14,260	2	69.9%

(1)	Each counterparty is a large creditworthy financial institution.

(2)	Includes securities, loans, and REO as well as cash posted as collateral for repurchase agreements.

(3)	Included in Investment related receivables on the Condensed Consolidated Balance Sheet.
December 31, 2019:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$72,302	11	42.2%
Collateral on repurchase agreements held by dealers(2)	2,793,696	28	13.8%
Due from brokers	79,829	24	30.9%
Receivable for securities sold(3)	69,995	5	62.3%

(1)	Each counterparty is a large creditworthy financial institution.

(2)	Includes securities, loans, and REO as well as cash posted as collateral for repurchase agreements.

(3)	Included in Investment related receivables on the Condensed Consolidated Balance Sheet.
21. Commitments and Contingencies
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both June 30, 2020 and December 31, 2019, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $2.8 million and $5.2 million as of June 30, 2020 and December 31, 2019, respectively.
Commitments and Contingencies Related to Investments in Mortgage Loan Originators
In connection with certain of its investments in mortgage loan originators, the Company has outstanding commitments and contingencies as described below.

As described in Note 13, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into two agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees are capped at $25.0 million. As of December 31, 2019, the mortgage loan originator had $0.4 million of outstanding borrowings under the agreements guaranteed by the Company; there were no such outstanding borrowings as of June 30, 2020. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of both June 30, 2020 and December 31, 2019, the estimated fair value of such guarantees was insignificant.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of June 30, 2020 and December 31, 2019 the Company had unfunded commitments related to such investments in the amount of $1.6 million and $1.9 million, respectively.
22. Subsequent Events
On July 8, 2020, the Board of Directors approved a dividend in the amount of $0.09 per share of common stock payable on August 25, 2020 to stockholders of record as of July 31, 2020 and a dividend in the amount of $0.421875 per share of Series A Preferred Stock payable on July 30, 2020 to stockholders of record as of July 20, 2020.
On August 7, 2020, the Board of Directors approved a dividend in the amount of $0.09 per share of common stock payable on September 25, 2020 to stockholders of record as of August 31, 2020.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities owned by us for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; our ability to qualify and maintain our qualification as a real estate investment trust, or "REIT"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy, such as those resulting from the economic effects related to the COVID-19 pandemic, and associated responses to the pandemic. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K and Part II. Item 1A. of our Quarterly Report on Form 10-Q, as amended, for the three-month period ended March 31, 2020, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We conduct all of our operations and business activities through the Operating Partnership. As of June 30, 2020, we have an ownership interest of approximately 98.8% in the Operating Partnership. The remaining ownership interest of approximately 1.2% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our

Manager, our directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest.
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
Through June 30, 2020, our credit portfolio, which includes all of our investments other than RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through June 30, 2020, we financed the vast majority of our Agency RMBS assets, and a portion of our credit assets, through repurchase agreements, which we sometimes refer to as "repos," which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of repos. In addition to financing assets through repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. We have also obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans. Additionally, we have issued unsecured long-term debt.
As of June 30, 2020, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet) were $2.2 billion, of which approximately 39%, or $851.6 million, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our credit portfolio.
As of June 30, 2020, we also had $86.0 million outstanding of unsecured long-term debt, maturing in September of 2022, or the "Senior Notes." The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. The indenture governing the Senior Notes contains a number of covenants, including several financial covenants. The Senior Notes were issued in connection with an exchange of our previously issued unsecured long-term debt (the "Old Senior Notes") on February 13, 2019 (the "Note Exchange"), in connection with our intended election to be taxed as a REIT. At the time of the Note Exchange, the Senior Notes were rated A by Egan-Jones Rating Company1. See Note 11 of the notes to our condensed consolidated financial statements for further detail on the Senior Notes and the Note Exchange.

As of June 30, 2020, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $15.67. Our debt-to-equity ratio was 2.7:1 as of June 30, 2020. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales. Excluding repos on U.S. Treasury securities, our recourse debt-to-equity ratio was 1.5:1 as of June 30, 2020. Adjusted for unsettled purchases and sales, these ratios were not materially different as of June 30, 2020.
On January 24, 2020, we completed a follow-on offering of 5,290,000 shares of our common stock, of which 690,000 shares were issued pursuant to the exercise of the underwriters' option. The issuance and sale of such common shares generated net proceeds, after underwriters' discount and offering costs, of $95.3 million.
During the six-month period ended June 30, 2020 we repurchased 288,172 shares of our common stock at an average price per share of $10.53 and a total cost of $3.0 million. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases.
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
Commercial Mortgage Loans and Other Commercial Real Estate Debt
We acquire commercial mortgage loans, which are loans secured by liens on commercial properties, including hotel, industrial, multi-family, office and retail properties. Loans may be fixed or floating rate and will generally range from two to ten years. We typically acquire first lien loans but may also acquire subordinated loans. As of June 30, 2020, all of our commercial mortgage loans were first lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions. Some of the commercial mortgage loans that we acquire may be non-performing, underperforming, or otherwise distressed; these loans are typically acquired at a discount both to their unpaid principal balances and to the value of the underlying real estate.
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
TBAs and Other Mortgage-Related Derivatives
In addition to investing in specified pools of Agency RMBS, subject to our satisfying the requirements for qualification as a REIT, we utilize TBA transactions, whereby we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are liquid and have quoted market prices and represent the most actively traded class of mortgage-backed securities, or "MBS." TBA trading is based on the assumption that mortgage pools that are eligible to be delivered at TBA settlement are fungible and thus the specific mortgage pools to be delivered do not need to be explicitly identified at the time a trade is initiated.
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
Trends and Recent Market Developments
Market Overview

•
The U.S. Federal Reserve, or the "Federal Reserve," continued its accommodative monetary policy in the second quarter. At its April and June meetings, the Federal Reserve maintained its target range of 0.00%–0.25% for the federal funds rate, noting that "the coronavirus outbreak is causing tremendous human and economic hardship across the United States and around the world" including "sharp declines in economic activity and a surge in job losses." It further noted that "the Federal Reserve is committed to using its full range of tools to support the U.S. economy in this challenging time." After the June meeting, the chairman of the Federal Reserve, Jerome Powell, stated: "We're not thinking about raising rates. We're not even thinking about thinking about raising rates." During the quarter, the Federal Reserve continued to purchase significant amounts of U.S. Treasury securities, Agency RMBS, and other eligible collateral, pursuant to the asset purchase programs it outlined in March.

•
After implementing several stimulus programs to counteract the economic impact and negative risk sentiment associated with the spread of the novel coronavirus disease ("COVID-19") in the first quarter, the Federal Reserve announced on April 9th that it would provide up to $2.3 trillion in additional loans through the expansion of several programs implemented during the previous quarter, including the Paycheck Protection Program, the Main Street Lending Program, the Primary and Secondary Market Corporate Credit Facilities, and the Term Asset-Backed Securities Loan Facility, as well as through new facilities, including the Municipal Liquidity Facility. Similarly, central banks and governments around the globe continued to implement quantitative easing programs and stimulus packages during the second quarter.

•
In May, Jerome Powell stated that "additional policy measures" may be necessary, noting that "the path ahead is both highly uncertain and subject to significant downside risks." On May 15th, the U.S. House of Representatives passed the HEROES Act, which would provide for $3 trillion of additional stimulus, but as of August 6th, the bill had not passed in the Senate. Regardless, as the second quarter concluded, many market participants were anticipating additional stimulus measures to be implemented during the second half of 2020.

•
After dropping dramatically during the first quarter of 2020 as the spread of COVID-19 prompted a flight to safety, interest rates hovered near all-time lows during the second quarter. U.S. Treasury yields changed only slightly quarter over quarter, with the 10-year U.S. Treasury yield finishing the second quarter at 0.66%, virtually unchanged from the start of the quarter and only 12 basis points above the record low reached in March. After a volatile first quarter, interest-rate volatility subsided considerably in the second quarter. After reaching its highest point since the 2008–2009 financial crisis in March, the MOVE index, which measures interest-rate volatility, had reverted to pre-COVID-19 levels by mid-April and remained low through quarter-end. The 10-year U.S. Treasury yield traded in a 33-basis-point range in the second quarter, compared to a 134-basis-point range in the first quarter.

•
Mortgage rates continued to decline during the second quarter, with the Freddie Mac Survey 30-year mortgage rate decreasing by 37 basis points to close the quarter at 3.13%, and setting a new all-time low of 3.07% on July 2nd. Although down from the 11-year high seen in March, refinancing applications remained elevated with the declining mortgage rates. As of June 30th, the Mortgage Bankers Association's Refinance Index had declined 30% quarter over quarter, but was still up 74% year over year. Overall Fannie Mae 30-year MBS prepayments increased from a CPR of 23.6 in March to 29.8 in April, before declining slightly to 29.3 in May, and then reaching a more than 7-year high of 33.0 in June.

•
LIBOR rates, which drive many of our financing costs, declined dramatically in the second quarter. One-month LIBOR decreased 83 basis points to end the quarter at 0.16%, and three-month LIBOR fell 115 basis points to 0.30%.

•
After declining at an annualized rate of 5.0% in the first quarter, U.S. real GDP shrank at an estimated annualized rate of 32.9% in the second quarter, further reflecting the negative impact of the COVID-19 pandemic and associated measures to contain it. U.S. retail sales declined by a record rate in April, before rebounding by a record rate in May and increasing again in June, although a surge in COVID-19 cases in June muddled the picture going forward. Elsewhere, the Eurozone's GDP contracted by 3.8% in the first quarter, the fastest rate of decline on record, while China's GDP shrank by 6.8% in the first quarter, the first decline recorded since data collection began in 1992. For the second quarter, Chinese GDP growth was again positive at 3.2%.

•
Unemployment claims totaled 38.5 million in the second quarter, and the unemployment rate surged to 11.1% at June 30th, from 4.4% at March 31st. A total of 48.6 million new unemployment claims were filed between March 15th and June 27th, although the weekly pace of filings decreased from 5.0 million per week in April, to 1.5 million per week in June.

•
Forbearance rates on residential mortgages rose sharply during the second quarter, with the economic slowdown and spike in unemployment. According to the Mortgage Bankers Association, the total forbearance rate increased most significantly during the month of April, from 2.7% as of March 29th to 7.5% as of April 26th, before rising further to 8.5% as of May 31st, and then plateauing during June and finishing the quarter at 8.4%. Notably, many forbearance plans expired on June 30th and with renewed lockdown protocols in place, forbearance rates could increase again.

•
For the second quarter, the Bloomberg Barclays U.S. MBS Index generated a return of 0.68%, and an excess return (on a duration-adjusted basis) of 0.39% relative to the Bloomberg Barclays U.S. Treasury Index. After underperforming in the first quarter, pay-ups on Agency specified pools performed exceptionally well during the second quarter.

•
The Bloomberg Barclays U.S. Corporate Bond Index generated a gain of 8.66% and an excess return of 8.10%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a gain of 8.89% and an excess return of 8.35%.

•
Despite the negative economic impact of COVID-19, U.S. equities rebounded dramatically in the second quarter, with the Dow Jones Industrial Average ("DJIA") and S&P 500 indexes posting their biggest quarterly gains since 1998 and offsetting most of the losses suffered in March, amidst optimism over the reopening of the economy, possible additional stimulus measures, and advances on COVID-19 treatments and a possible vaccine. The DJIA rose 17.8% and the S&P 500 rose 20.0% quarter over quarter; year-to-date through June 30th, these indexes were down 9.6% and 4.0%, respectively. Meanwhile, the tech-heavy NASDAQ composite index rose 30.6% quarter over quarter and was up 12.1% on the year. Equity volatility declined during the quarter, but remained higher than pre-COVID-19 levels. The CBOE Volatility Index, which measures expected moves in the S&P 500 index, registered an all-time high of 82.69 on March 16th, but then steadily declined for most of the second quarter, finishing at 30.43 at June 30th. Meanwhile, London's FTSE 100 index increased 8.8% quarter over quarter, while the MSCI World global equity index rebounded by 18.8% over the same period.

Portfolio Overview and Outlook
In March 2020, in response to the market volatility associated with the outbreak of the COVID-19 pandemic, we had strategically reduced the size of our Agency portfolio in order to lower our leverage and enhance our liquidity position. We had also substantially suspended new investments in our credit strategies. High levels of market distress continued into April, and during that month, we further reduced the size of our Agency portfolio, and only resumed very limited purchase and sale activity in our credit portfolio. In May and June, with the markets stabilized, we fully resumed our investment activity in our credit and Agency portfolios.
In total, our total long Agency RMBS portfolio decreased by 10% to $913.2 million as of June 30, 2020, from $1.016 billion as of March 31, 2020, as additional sales in April and principal repayments during the quarter exceeded new purchases in May and June.
Our total long credit portfolio, including REO but excluding hedges and other derivative positions, was essentially unchanged at $1.996 billion as of June 30, 2020, as compared to $1.998 billion as of March 31, 2020. Excluding non-retained tranches of our consolidated non-QM securitization trusts, our total long credit portfolio decreased approximately 14% to $1.257 billion as of June 30, 2020, as compared to $1.457 billion as of March 31, 2020. The quarter-over-quarter decline in the total credit portfolio, excluding non-retained tranches of our consolidated non-QM securitization trusts, was mainly due to the completion of our non-QM securitization in June; otherwise, sales and principal repayments roughly offset purchases and net realized and unrealized gains.

Credit Summary (1)

	June 30, 2020		March 31, 2020
($ in thousands)	Fair Value	% of Total Long Credit Portfolio	Fair Value	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$156,158	7.8%	$170,905	8.6%
CMBS	77,815	3.9%	75,815	3.8%
Commercial Mortgage Loans and REO(3)(4)	337,265	16.9%	343,111	17.2%
Consumer Loans and ABS Backed by Consumer Loans(2)	216,289	10.8%	252,385	12.6%
Corporate Debt and Equity and Corporate Loans	9,237	0.5%	7,407	0.4%
Debt and Equity Investments in Loan Origination Entities	44,277	2.2%	39,436	2.0%
Non-Agency RMBS	154,928	7.8%	118,793	5.9%
Residential Mortgage Loans and REO(3)	950,565	47.6%	942,202	47.2%
Non-Dollar Denominated:
CLOs(2)	2,583	0.1%	2,310	0.1%
Consumer Loans and ABS Backed by Consumer Loans	395	—%	459	—%
Corporate Debt and Equity	25	—%	29	—%
RMBS(5)	46,722	2.4%	44,928	2.2%
Total Long Credit	$1,996,259	100.0%	$1,997,780	100.0%

(1)	This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, or other hedge positions.

(2)	Includes equity investments in securitization-related vehicles.

(3)	As discussed in Note 2 of the notes to condensed consolidated financial statements, REO is not considered a financial instrument and as a result is included at the lower of cost or fair value.

(4)	Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.

(5)	Includes an investment in an unconsolidated entity holding European RMBS.
In March, the market turmoil associated with the COVID-19 pandemic caused significant volatility, price declines and yield spread widening across virtually all credit assets, and as result, we incurred considerable mark-to-market losses in the first quarter. Consequently, we also received margin calls under our financing arrangements and under our derivative contracts that were higher than typical historical levels. In contrast, prices in many credit-sensitive fixed income sectors rebounded in the second quarter, generating significant net realized and unrealized gains on our credit assets, which reversed a portion of our losses from the first quarter. Accordingly, our margin calls reverted to more typical levels in the second quarter. We satisfied all margin calls during both periods. As of June 30, 2020, we had cash and cash equivalents of $146.5 million, along with unencumbered assets of approximately $311.8 million.
During March and early April, while we were able to roll our repos in an orderly manner, haircuts and borrowing rates were generally higher, and maturities generally shorter. During the remainder of the second quarter, however, we made substantial progress extending and improving our sources of financing and leverage. In addition to completing our non-QM securitization, we also obtained term financing for numerous loan assets that we had previously held unfinanced, and we extended the terms of several of our credit facilities. By the end of the quarter, the market for standard repo financing of securities had largely returned to pre-March levels.
Most of our credit strategies performed well during the second quarter. We had large gains on our non-QM loans, non-Agency RMBS, and CMBS, all markets where there was substantial distressed selling during the first quarter, followed by a sharp rebound in prices and liquidity in the second quarter. Our loan strategies also performed well, led by excellent performance in our consumer loan and residential transition loan portfolios. Our investments in loan originators had strong performance during the quarter, driven by an excellent quarter from the reverse mortgage originator in which we hold a minority stake. Our CLO strategy and Euro-denominated RMBS portfolio generated net losses for the quarter. The market recovery also resulted in a loss on our credit hedges.
Finally, the net interest income on our credit portfolio decreased sequentially from the prior quarter as a result of lower average holdings.

Economic Impacts of COVID-19
Despite the partial market recovery in the second quarter, we are still anticipating eventual principal losses on many of our credit investments as a result of the economic impacts of COVID-19. As has been widely reported, there has been a significant nationwide increase in loan delinquencies, forbearances, deferments, and modifications, and we are seeing the effects of this on our own portfolios, as detailed below. We have also reduced the volume of new investment activity in each of these portfolios as a result of the COVID-19 pandemic.
Non-QM Loan Portfolio—Since the onset of the COVID-19 pandemic, we have worked with the servicer of our non-QM loans to develop a process to document and verify hardship due to the COVID-19 pandemic. We use this information to determine the suitability for a borrower to be granted forbearance, typically for a term lasting three months. We have also worked with the servicer to develop a process to evaluate the possible loss mitigation options in the event that a borrower, at the end of the forbearance period, cannot fully repay the forborne payments. Such options may include various repayment plans, deferment plans, rate and/or term modifications, short sales, and principal reduction modifications.
As of June 30, 2020, non-QM loans with a unpaid principal balance of $73.8 million, or 8.8% of our non-QM loan portfolio, were in forbearance; 41.7% of these loans in forbearance continued to make their regular payments and were current under the terms of their notes despite being in forbearance plans as of June 30, 2020. The vast majority of these forbearance plans expired in July 2020.
•Small Balance Commercial Mortgage Loan Portfolio—In our small balance commercial mortgage loan portfolio, we have granted short-term interest deferments to certain borrowers, with such deferred interest capitalized and added to the outstanding principal balance of the loan. In certain other cases, we have granted loan modifications to permit the use of cash reserves to pay interest due on the loan. As of June 30, 2020, small balance commercial mortgage loans with a unpaid principal balance of $60.7 million, or 20.5%, of our small balance commercial mortgage loan portfolio that were current prior to March 2020, have entered into a deferment or modification agreement.
•Consumer Loan Portfolio—We have also seen an increase in loan deferments in our consumer loan portfolio as a result of the COVID-19 pandemic. As of June 30, 2020, consumer loans with a unpaid principal balance of $25.1 million, or 15.4%, of our consumer loan portfolio had entered into a deferment plan at some point between March and June of 2020. Of these loans that had entered into a deferment plan, we had received payments on 65.5% of them, based on unpaid principal balance, as of June 30, 2020.
•Residential Transition Loan Portfolio—In our residential transition loan portfolio, we had no loans subject to forbearance, deferment, or modification plans as of June 30, 2020.
Supplemental Credit Portfolio Information
The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral as a percentage of total outstanding unpaid principal balance as of June 30, 2020:

Property Type	June 30, 2020
Multifamily	29.2%
Mixed Use	15.0%
Retail	11.3%
Industrial(1)	14.3%
Hotel(1)	16.0%
Office	2.7%
Other(1)	11.5%
100.0%

(1)
Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.

Agency RMBS Summary

	June 30, 2020		March 31, 2020
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$724,756	79.3%	$834,002	82.1%
Floating Rate	7,899	0.9%	9,054	0.9%
Reverse Mortgages	131,535	14.4%	130,601	12.8%
IOs	49,007	5.4%	42,344	4.2%
Total Long Agency RMBS	$913,197	100.0%	$1,016,001	100.0%
Our Agency strategy performed exceptionally well during the second quarter, driven by significantly higher pay-ups on our specified pools. Pay-ups are price premiums for specified pools relative to their TBA counterparts. During the first quarter of 2020, pay-ups had declined in the face of market-wide liquidity stresses, exacerbated by quarter-end balance sheet pressures, as well as the implementation of the Federal Reserve's amplified asset purchase program implemented in March, which was generally limited to TBAs and generic pools, as opposed to specified pools with pay-ups.
During the quarter, asset purchases by the Federal Reserve continued to be significant, and the liquidity stresses of the previous quarter subsided. Pay-ups on specified pools expanded as investors sought prepayment protection amidst record-low mortgage rates and increasing actual and projected prepayment rates. Average pay-ups on our specified pools increased to 3.30% as of June 30, 2020, as compared to 1.47% as of March 31, 2020, generating significant net realized and unrealized gains on our portfolio. Our Agency strategy also benefited from the appreciation of our reverse mortgage pools, driven by strong investor demand and a recovery in yield spreads after the distress in March.
During the quarter, we continued to hedge interest rate risk in our Agency strategy, primarily through the use of interest rate swaps, short positions in TBAs, U.S. Treasury securities, and futures. We significantly reduced the size of our net short TBA position during the quarter, including an increase in the amount of long TBAs held for investment. As a result, the relative proportion, based on 10-year equivalents, of short positions in TBAs decreased period over period relative to other hedging instruments. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.
As of June 30, 2020 and March 31, 2020, the weighted average net pass-through rate on our fixed-rate specified pools was 4.0% and 4.1%, respectively. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was approximately 15% for the three-month period ended June 30, 2020.
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019, and June 30, 2019.

	Three-Month Period Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Three-Month Constant Prepayment Rates(1)	21.1%	20.1%	19.9%	15.7%	12.8%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2020 and March 31, 2020:

		June 30, 2020			March 31, 2020
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50	$8,300	$8,383	15	$8,300	$8,774	12
	3.00	6,243	6,572	34	6,358	6,663	31
	3.50	23,753	25,236	59	49,408	52,408	47
	4.00	8,590	9,191	46	5,088	5,417	62
	4.50	5,127	5,398	118	5,637	5,928	116
Total 15-year fixed-rate mortgages		52,013	54,780	53	74,791	79,190	48
20-year fixed-rate mortgages:
	4.50	740	813	79	752	828	76
Total 20-year fixed-rate mortgages		740	813	79	752	828	76
30-year fixed-rate mortgages:
	3.00	54,287	58,155	15	38,692	40,953	17
	3.28	104	114	96	105	111	93
	3.50	141,558	153,591	42	184,122	196,731	34
	3.75	1,843	1,965	37	2,181	2,321	34
	4.00	202,138	219,702	42	258,997	279,449	42
	4.50	130,536	143,461	40	110,008	119,611	43
	5.00	75,597	84,034	42	96,914	104,969	36
	5.50	5,409	6,103	57	6,290	6,973	49
	6.00	1,786	2,038	70	2,598	2,866	51
Total 30-year fixed-rate mortgages		613,258	669,163	39	699,907	753,984	38
Total fixed-rate Agency RMBS		$666,011	$724,756	41	$775,450	$834,002	39
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 5.5% and 3.9% as of June 30, 2020 and March 31, 2020, respectively. These figures take into account the net short TBA positions that we use to hedge our specified pool holdings, which had a notional value of $330.1 million and a fair value of $354.2 million as of June 30, 2020, as compared to a notional value of $468.5 million and a fair value of $498.2 million as of March 31, 2020. Excluding these TBA hedging positions, our Agency premium as a percentage of fair value was approximately 8.3% and 6.9% as of June 30, 2020 and March 31, 2020, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.

Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of June 30, 2020 and March 31, 2020:

	As of
($ in thousands)	June 30, 2020	March 31, 2020
Recourse(1) Borrowings:
Repurchase Agreements	$1,147,725	$1,846,719
Other Secured Borrowings	46,289	55,045
Senior Notes, at par	86,000	86,000
Total Recourse Borrowings	$1,280,014	$1,987,764
Debt-to-Equity Ratio Based on Total Recourse Borrowings(1)	1.5:1	2.5:1
Debt-to-Equity Ratio Based on Total Recourse Borrowings Excluding U.S. Treasury Securities	1.5:1	2.5:1
Non-Recourse(2) Borrowings:
Repurchase Agreements	$146,824	$187,506
Other Secured Borrowings	109,800	122,810
Other Secured Borrowings, at fair value(3)	742,688	549,668
Total Recourse and Non-Recourse Borrowings	$2,279,326	$2,847,748
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings	2.7:1	3.5:1
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings Excluding U.S. Treasury Securities	2.7:1	3.5:1

(1)
As of June 30, 2020 and March 31, 2020, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings is 1.6:1 and 2.5:1 as of June 30, 2020 and March 31, 2020, respectively.

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
Primarily as a result of Agency RMBS sales, our debt-to-equity ratio including repos, Total other secured borrowings, and our Senior Notes, but excluding repos on U.S. Treasury securities, declined to 2.7:1 as of June 30, 2020, from 3.5:1 as of March 31, 2020. Excluding repos on U.S. Treasury securities, our recourse debt-to-equity ratio decreased to 1.5:1 as of June 30, 2020, from 2.5:1 as of March 31, 2020. Adjusted for unsettled purchases and sales, our debt-to-equity ratio decreased to 2.7:1 as of June 30, 2020, as compared to 3.1:1 as of March 31, 2020. Similarly, our recourse debt-to-equity ratio, also adjusted for unsettled purchases and sales, decreased to 1.5:1 as of June 30, 2020, from 2.1:1 as of March 31, 2020, driven also by our non-QM securitization, which reduced the amount of recourse borrowings in our credit portfolio. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
Our financing costs include interest expense related to our repo borrowings, Total other secured borrowings, and Senior Notes. The interest rates on our repo borrowings and Other secured borrowings are generally based on, or correlated with, LIBOR. For the three-month period ended June 30, 2020, our average cost of funds decreased to 2.35%, compared to 2.58% for the three-month period ended March 31, 2020, driven by lower short-term interest rates.

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
Recent Accounting Pronouncements
Refer to the notes to our condensed consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes the fair value our investment portfolio(1) as of June 30, 2020 and December 31, 2019.

(In thousands)	June 30, 2020	December 31, 2019
Long:
Credit:
Dollar Denominated:
CLO(2)	$156,158	$172,802
CMBS	77,815	124,693
Commercial Mortgage Loans and REO(3)(4)	337,265	320,926
Consumer Loans and ABS backed by Consumer Loans(2)	216,289	238,193
Corporate Debt and Equity and Corporate Loans	9,237	20,987
Equity Investments in Loan Origination Entities	44,277	41,393
Non-Agency RMBS	154,928	113,342
Residential Mortgage Loans and REO(3)	950,565	933,870
Non-Dollar Denominated:
CLO(2)	2,583	5,722
CMBS	—	175
Consumer Loans and ABS backed by Consumer Loans	395	549
Corporate Debt and Equity	25	30
RMBS(5)	46,722	55,156
Agency:
Fixed-Rate Specified Pools	724,756	1,758,882
Floating-Rate Specified Pools	7,899	10,002
IOs	49,007	35,279
Reverse Mortgage Pools	131,535	132,800
Total Long	$2,909,456	$3,964,801
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	$(459)	$(471)
Government Debt:
Dollar Denominated	(4,324)	(62,994)
Non-Dollar Denominated	(26,688)	(9,944)
Total Short	$(31,471)	$(73,409)

(1)	For more detailed information about the investments in our portfolio, please see the notes to condensed consolidated financial statements.

(2)	Includes equity investments in securitization-related vehicles.

(3)	REO is not eligible to elect the fair value option as described in Note 2 of the notes to condensed consolidated financial statements and, as a result, is included at the lower of cost or fair value.

(4)	Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.

(5)	Includes an investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of June 30, 2020.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$969	$(27,859)	$(26,890)	$7,991
Total Net Mortgage-Related Derivatives				7,991
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	68,760	(160,123)	(91,363)	133
Total Return Swaps on Corporate Bond Indices and Corporate Debt(3)	4,726	—	4,726	365
Warrants(4)	1,546	—	1,546	31
Total Net Corporate-Related Derivatives				529
Interest Rate-Related Derivatives:
TBAs	132,000	(428,592)	(296,592)	1,608
Interest Rate Swaps	422,425	(537,459)	(115,034)	(17,605)
U.S. Treasury Futures(5)	1,900	(167,100)	(165,200)	(382)
Total Interest Rate-Related Derivatives				(16,379)
Other Derivatives:
Foreign Currency Forwards(6)	—	(22,710)	(22,710)	182
Total Net Other Derivatives				182
Net Total				$(7,677)

(1)	For more detailed information about the financial derivatives in our portfolio, please refer to Note 8 of the notes to condensed consolidated financial statements.

(2)
In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of June 30, 2020, derivative assets and derivative liabilities were $27.2 million and $(34.9) million, respectively, for a net fair value of $(7.7) million, as reflected in "Net Total" above.

(3)	Notional value represents the face amount of the underlying asset.

(4)	Notional represents the maximum number of shares available to be purchased upon exercise.

(5)
Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of June 30, 2020, a total of 19 long and 1,444 short U.S. Treasury futures contracts were held.

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
Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract
As of June 30, 2020, our Condensed Consolidated Balance Sheet reflected total assets of $3.2 billion and total liabilities of $2.4 billion. As of December 31, 2019, our Condensed Consolidated Balance Sheet reflected total assets of $4.3 billion and total liabilities of $3.5 billion. Our investments in securities, loans, and unconsolidated entities, financial derivatives, and real estate owned included in total assets were $2.9 billion and $4.0 billion as of June 30, 2020 and December 31, 2019, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $66.3 million and $101.0 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, investments in securities sold short consisted principally of short positions in sovereign bonds and U.S. Treasury securities, which we primarily use to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of June 30, 2020 and December 31, 2019, we had a net short notional TBA position of $0.3 billion and $1.1 billion, respectively. The size of the net short notional TBA position declined primarily because we covered TBA short positions in connection with sales of Agency RMBS, and because we increased the amount of long TBAs held for investment.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of June 30, 2020 indebtedness outstanding on our repos was approximately $1.3 billion. As of June 30, 2020, our assets financed with repos consisted of Agency RMBS of $896.3 million and credit assets of $721.2 million. As of June 30, 2020, outstanding indebtedness under repos was $851.6 million for Agency RMBS and $442.9 million for credit assets. As of December 31, 2019 indebtedness outstanding on our repos was approximately $2.4 billion. As of December 31, 2019, our assets financed with repos consisted of Agency RMBS of $1.9 billion and credit assets of $830.3 million. As of December 31, 2019, outstanding indebtedness under repos was $1.9 billion for Agency RMBS and $580.8 million for credit assets. Our repos bear interest at rates that have historically moved in close relationship to LIBOR.
In addition to our repos, as of June 30, 2020 we had Total other secured borrowings of $898.8 million, used to finance $1.016 billion of non-QM loans and REO, consumer loans and ABS backed by consumer loans, and small balance commercial loans. This compares to Total other secured borrowings of $744.7 million as of December 31, 2019, used to finance $843.4 million of non-QM loans and REO, and consumer loans and ABS backed by consumer loans. In addition to our secured borrowings, we had $86.0 million of Senior Notes outstanding as of both June 30, 2020 and December 31, 2019.
As of June 30, 2020 and December 31, 2019 our debt-to-equity ratio was 2.7:1 and 3.8:1, respectively. Excluding repos on U.S. Treasury securities, our recourse debt-to-equity ratio was 1.5:1 as of June 30, 2020 as compared to 2.6:1 as of December 31, 2019. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of June 30, 2020, our equity decreased by approximately $31.0 million to $837.7 million from $868.7 million as of December 31, 2019. The decrease principally consisted of a net loss of $87.9 million, dividends of $35.0 million, distributions to non-controlling interests of approximately $7.1 million, and payments to repurchase shares of common stock of $3.0 million. These decreases were partially offset by net proceeds from the issuance of common stock of $95.3 million and contributions from our non-controlling interests of approximately $6.4 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $800.9 million as of June 30, 2020.

Results of Operations for the Three- and Six-Month Periods Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three- and six-month periods ended June 30, 2020 and 2019:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except per share amounts)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest Income (Expense)
Interest income	$39,281	$38,547	$91,389	$74,563
Interest expense	(14,686)	(19,702)	(36,776)	(37,320)
Net interest income	24,595	18,845	54,613	37,243
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	28,072	16,982	(93,406)	38,048
Realized and unrealized gains (losses) on financial derivatives, net	(3,503)	(15,841)	(25,893)	(33,100)
Realized and unrealized gains (losses) on real estate owned, net	(439)	(168)	(445)	(473)
Other, net	(435)	1,808	1,243	3,810
Total other income (loss)	23,695	2,781	(118,501)	8,285
Expenses
Base management fee to affiliate (Net of fee rebates of $145, $508, $652, and $447, respectively)	2,906	1,661	5,349	3,383
Incentive fee to affiliate	—	—	—	—
Other investment related expenses	5,275	5,153	9,229	8,629
Other operating expenses	3,771	3,134	7,588	7,147
Total expenses	11,952	9,948	22,166	19,159
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	36,338	11,678	(86,054)	26,369
Income tax expense (benefit)	1,542	376	995	376
Earnings (losses) from investments in unconsolidated entities	5,643	2,354	(854)	4,151
Net Income (Loss)	40,439	13,656	(87,903)	30,144
Net income (loss) attributable to non-controlling interests	1,220	1,012	335	2,092
Dividends on preferred stock	1,941	—	3,882	—
Net Income (Loss) Attributable to Common Stockholders	$37,278	$12,644	$(92,120)	$28,052
Net Income (Loss) Per Common Share	$0.85	$0.43	$(2.13)	$0.94
Core Earnings
We calculate Core Earnings as U.S. GAAP net income (loss) as adjusted for: (i) realized and unrealized gain (loss) on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps), other secured borrowings, at fair value, and foreign currency transactions; (ii) incentive fee to affiliate; (iii) Catch-up Premium Amortization Adjustment (as defined below); (iv) non-cash equity compensation expense; (v) provision for income taxes; and (vi) certain other income or loss items that are of a non-recurring nature. For certain investments in unconsolidated entities, we include the relevant components of net operating income in Core Earnings. The Catch-up Premium Amortization Adjustment is a quarterly adjustment to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter.
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
The following table reconciles, for the three- and six-month periods ended June 30, 2020 and 2019, Core Earnings to the line on the our Condensed Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure.

	Three-Month Period Ended		Six-Month Period Ended
(In thousands, except per share amounts)	June 30, 2020	June 30, 2019(1)	June 30, 2020	June 30, 2019(1)
Net income (loss)	$40,439	$13,656	$(87,903)	$30,144
Income tax expense (benefit)	1,542	376	995	376
Net income (loss) before income tax expense (benefit)	41,981	14,032	(86,908)	30,520
Adjustments:
Realized (gains) losses on securities and loans, net	16,040	1,505	3,780	6,827
Realized (gains) losses on financial derivatives, net	11,676	10,920	24,082	22,490
Realized (gains) losses on real estate owned, net	211	(98)	(139)	40
Unrealized (gains) losses on securities and loans, net	(44,112)	(18,487)	89,626	(44,875)
Unrealized (gains) losses on financial derivatives, net	(8,173)	4,921	1,811	10,610
Unrealized (gains) losses on real estate owned, net	228	266	584	513
Other realized and unrealized (gains) losses, net(2)	1,302	(55)	1,632	(441)
Net realized gains (losses) on periodic settlements of interest rate swaps	(892)	52	(750)	770
Net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	136	45	25	(231)
Incentive fee to affiliate	—	—	—	—
Non-cash equity compensation expense	182	114	346	230
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	3,648	896	4,759	1,403
Debt issuance costs related to Other secured borrowings, at fair value	2,075	1,671	2,075	1,671
Non-recurring expenses(3)	—	241	—	1,317
(Earnings) losses from investments in unconsolidated entities(4)	(4,227)	(1,304)	2,408	(1,667)
Total Core Earnings	20,075	14,719	43,331	29,097
Dividends on preferred stock	1,941	—	3,882	—
Core Earnings attributable to non-controlling interests	1,012	1,099	2,534	2,128
Core Earnings Attributable to Common Stockholders	$17,122	$13,620	$36,915	$26,969
Core Earnings Attributable to Common Stockholders, per share	$0.39	$0.46	$0.85	$0.91

(1)	Conformed to current period presentation.

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

Results of Operations for the Three-Month Periods Ended June 30, 2020 and 2019
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended June 30, 2020 we had net income (loss) attributable to common stockholders of $37.3 million compared to $12.6 million for the three-month period ended June 30, 2019. The period-over-period increase in our results of operations was primarily due to an increase in other income (loss) and net interest income partially offset by an increase in expenses.
Interest Income
Interest income was $39.3 million for the three-month period ended June 30, 2020, as compared to $38.5 million for the three-month period ended June 30, 2019. Interest income for both periods included coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
For the three-month period ended June 30, 2020, interest income from our credit portfolio was $35.9 million, as compared to $28.6 million for the three-month period ended June 30, 2019. This period-over-period increase was primarily due to the larger size of the credit portfolio for the three-month period ended June 30, 2020, partially offset by lower average asset yields on this portfolio.
For the three-month period ended June 30, 2020, interest income from our Agency RMBS was $3.4 million, as compared to $9.5 million for the three-month period ended June 30, 2019. This period-over-period decrease was primarily due to the smaller size of the Agency portfolio and lower average asset yields for the three-month period ended June 30, 2020.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended June 30, 2020 and 2019:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended June 30, 2020	$35,878	$1,995,595	7.19%	$3,385	$922,957	1.47%	$39,263	$2,918,552	5.38%
Three-month period ended June 30, 2019	$28,554	$1,372,590	8.32%	$9,501	$1,269,508	2.99%	$38,055	$2,642,098	5.76%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the three-month periods ended June 30, 2020 and 2019, we had a negative Catch-up Premium Amortization Adjustment of approximately $(3.6) million and $(0.9) million, respectively, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.05% and 5.88%, respectively, for the three-month period ended June 30, 2020. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.28% and 5.90%, respectively, for the three-month period ended June 30, 2019.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense decreased to $14.7 million for the three-month period ended June 30, 2020, as compared to $19.7 million for the three-month period ended June 30, 2019. The period-over-period decrease was primarily due to a decrease in borrowing rates on both our Agency and credit assets.

The table below summarizes the components of interest expense for the three-month periods ended June 30, 2020 and 2019.

	Three-Month Period Ended
(In thousands)	June 30, 2020	June 30, 2019
Repos and Total other secured borrowings	$13,365	18,358
Senior Notes (1)	1,249	1,249
Securities sold short (2)	15	91
Other (3)	57	4
Total	$14,686	19,702

(1)	Amount includes the related amortization of debt issuance costs. Includes interest expense on the Senior Notes.

(2)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(3)	Primarily includes interest expense on our counterparties' cash collateral held by us.
The following table summarizes our aggregate secured borrowings, which, other than Other secured borrowings, at fair value, carry interest rates that are based on, or correlated with, LIBOR, including repos and Total other secured borrowings, for the three-month periods ended June 30, 2020 and 2019.

	Three-Month Period Ended
	June 30, 2020			June 30, 2019
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$1,377,059	$11,060	3.23%	$975,638	$10,474	4.31%
Agency RMBS	907,444	2,305	1.02%	1,172,136	7,876	2.70%
Subtotal(1)	2,284,503	13,365	2.35%	2,147,774	18,350	3.43%
U.S. Treasury Securities	37	—	—%	1,252	8	2.49%
Total	$2,284,540	$13,365	2.35%	$2,149,026	$18,358	3.43%
Average One-Month LIBOR			0.36%			2.44%
Average Six-Month LIBOR			0.71%			2.50%

(1)	Excludes U.S. Treasury Securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would increase to 2.49% for the three-month period ended June 30, 2020 and decrease to 3.38% for the three-month period ended June 30, 2019. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 3.39% and 2.52% for the three-month periods ended June 30, 2020 and 2019, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the three-month period ended June 30, 2020, the gross base management fee, which is based on total equity at the end of each quarter, was $3.0 million, and our Manager credited us with rebates on our base management fee of $0.1 million, resulting in a net base management fee of $2.9 million. For the three-month period ended June 30, 2019, the gross base management fee was $2.2 million, and our Manager credited us with rebates on our base management fee of $0.5 million, resulting in a net base management fee of $1.7 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The period-over-period increase in the net base management fee was primarily due to our larger capital base at June 30, 2020, as well as a decrease in rebates on our base management fee.

Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the three-month periods ended June 30, 2020 or 2019, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended June 30, 2020 and 2019 other investment related expenses were relatively unchanged at $5.3 million and $5.2 million, respectively.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $3.8 million for the three-month period ended June 30, 2020, as compared to $3.1 million for the three-month period ended June 30, 2019. The increase in other operating expenses for the three-month period ended June 30, 2020 was primarily due to increases in professional fees and fund administration expense.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned. Other, net, another component of Other income (loss), includes rental income and income related to loan origination, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement and Other Secured Borrowings, at fair value. For the three-month period ended June 30, 2020, other income (loss) was $23.7 million, consisting primarily of net realized and unrealized gains of $28.1 million on our securities and loans, partially offset by net realized and unrealized losses on our financial derivatives of $(3.5) million. Net realized and unrealized gains of $28.1 million on our securities and loans primarily resulted from net realized and unrealized gains on non-QM loans, Agency RMBS, non-Agency RMBS, and CMBS, partially offset by net realized and unrealized losses on CLOs. These gains were primarily due to a sharp rebound in credit prices and liquidity in the second quarter following substantial distressed selling in the first quarter, as well as a significant rally in pay-ups on specified pools. Net realized and unrealized losses of $(3.5) million on our financial derivatives was primarily related to net realized and unrealized losses on options, CDS on asset-backed indices, interest rate swaps, futures and warrants, partially offset by net realized and unrealized gains on TBAs and total return swaps.
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
Results of Operations for the Six-Month Periods Ended June 30, 2020 and 2019
Net Income (Loss) Attributable to Common Stockholders
For the six-month period ended June 30, 2020 we had net income (loss) attributable to common stockholders of $(92.1) million compared to $28.1 million for the three-month period ended June 30, 2019. The period-over-period reversal in our results of operations was primarily due to net realized and unrealized losses on securities and loans, partially offset by an increase in net interest income for the six-month period ended June 30, 2020.
Interest Income
Interest income was $91.4 million for the six-month period ended June 30, 2020, as compared to $74.6 million for the six-month period ended June 30, 2019. Interest income for both periods included coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.

For the six-month period ended June 30, 2020, interest income from our credit portfolio was $75.0 million, as compared to $56.4 million for the six-month period ended June 30, 2019. This period-over-period increase was primarily due to the larger size of the credit portfolio for the three-month period ended June 30, 2020, partially offset by lower average asset yields on this portfolio.
For the six-month period ended June 30, 2020, interest income from our Agency RMBS was $15.5 million, as compared to $17.1 million for the six-month period ended June 30, 2019. This period-over-period decrease was primarily due to lower average asset yields for the six-month period ended June 30, 2020.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the six-month periods ended June 30, 2020 and 2019:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six-month period ended June 30, 2020	$75,023	$1,924,792	7.80%	$15,453	$1,377,148	2.24%	$90,476	$3,301,940	5.48%
Six-month period ended June 30, 2019	$56,405	$1,356,350	8.32%	$17,063	$1,119,006	3.05%	$73,468	$2,475,356	5.94%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the six-month periods ended June 30, 2020 and 2019, we had a negative Catch-up Premium Amortization Adjustment of approximately $(4.8) million and $(1.4) million, respectively, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.94% and 5.77%, respectively, for the six-month period ended June 30, 2020. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.30% and 6.05%, respectively for the six-month period ended June 30, 2019.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense decreased to $36.8 million for the six-month period ended June 30, 2020, as compared to $37.3 million for the six-month period ended June 30, 2019. Although average borrowings increased significantly period over period, interest expense declined as a result of a decrease in borrowing rates on our both our Agency and credit assets.
The table below summarizes the components of interest expense for the six-month periods ended June 30, 2020 and 2019.

	Six-Month Period Ended
(In thousands)	June 30, 2020	June 30, 2019
Repos and Total other secured borrowings	$33,759	34,425
Senior Notes (1)	2,497	2,472
Securities sold short (2)	430	402
Other (3)	90	21
Total	$36,776	37,320

(1)
Amount includes the related amortization of debt issuance costs. For the six-month period ended June 30, 2020, amount includes interest expense on the Senior Notes. For the six-month period ended June 30, 2019, amount includes interest expense on the Senior Notes and the Old Senior Notes.

(2)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(3)	Primarily includes interest expense on our counterparties' cash collateral held by us.

The following table summarizes our aggregate secured borrowings, which, other than Other secured borrowings, at fair value, carry interest rates that are based on, or correlated with, LIBOR, including repos and Total other secured borrowings, for the six-month periods ended June 30, 2020 and 2019.

	Six-Month Period Ended
	June 30, 2020			June 30, 2019
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$1,403,418	$23,282	3.34%	$971,893	$20,501	4.25%
Agency RMBS	1,327,434	10,473	1.59%	1,033,830	13,858	2.70%
Subtotal(1)	2,730,852	33,755	2.49%	2,005,723	34,359	3.45%
U.S. Treasury Securities	759	4	0.98%	5,519	66	2.41%
Total	$2,731,611	$33,759	2.49%	$2,011,242	$34,425	3.45%
Average One-Month LIBOR			0.90%			2.47%
Average Six-Month LIBOR			1.11%			2.63%

(1)	Excludes U.S. Treasury Securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would increase to 2.53% for the six-month period ended June 30, 2020 and decrease to 3.36% for the six-month period ended June 30, 2019. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 3.24% and 2.69% for the six-month periods ended June 30, 2020 and 2019, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the six-month period ended June 30, 2020, the gross base management fee, which is based on total equity at the end of each quarter, was $6.0 million, and our Manager credited us with rebates on our base management fee of $0.7 million, resulting in a net base management fee of $5.3 million. For the six-month period ended June 30, 2019, the gross base management fee was $4.4 million, and our Manager credited us with rebates on our base management fee of $1.0 million, resulting in a net base management fee of $3.4 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The period-over-period increase in the net base management fee was primarily due to our larger capital base at June 30, 2020.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the six-month periods ended June 30, 2020 or 2019, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the six-month periods ended June 30, 2020 and 2019 other investment related expenses were $9.2 million and $8.6 million, respectively. The increase in other investment related expenses was primarily due to period-over-period increases in debt issuance costs related to our non-QM loan securitizations and servicing expenses on our consumer loan portfolios, partially offset by a decrease in various other expenses related to our residential and commercial mortgage loan and REO portfolios.

Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $7.6 million for the six-month period ended June 30, 2020 as compared to $7.1 million for the six-month period ended June 30, 2019. The increase in other operating expenses for the six-month period ended June 30, 2020 was primarily due to an increase in fund administration expenses and the recognition of Delaware corporate franchise tax, partially offset by decreases in professional fees and compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned. Other, net, another component of Other income (loss), includes rental income and income related to loan origination, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement and Other Secured Borrowings, at fair value. For the six-month period ended June 30, 2020, other income (loss) was $(118.5) million, consisting primarily of net realized and unrealized losses of $(93.4) million on our securities and loans and net realized and unrealized losses on our financial derivatives of $(25.9) million. Net realized and unrealized losses of $(93.4) million on our securities and loans primarily resulted from net unrealized losses on CLOs, non-Agency RMBS, CMBS, non-QM loans, and consumer loans and ABS backed by consumer loans, partially offset by net unrealized gains on Agency RMBS. These unrealized losses were primarily due to the market and economic disruptions caused by the COVID-19 pandemic. Net realized and unrealized losses of $(25.9) million on our financial derivatives was primarily related to net realized and unrealized losses on interest rate swaps, TBAs, futures, and total return swaps, partially offset by net realized and unrealized gains on CDS on asset-backed indices, CDS on corporate bond indices, and CDS on corporate bonds.
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

The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	June 30, 2020		December 31, 2019
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$241,355	18.7%	$528,545	21.6%
31 - 60 Days	498,263	38.6%	848,878	34.7%
61 - 90 Days	262,078	20.2%	733,575	30.0%
91 - 120 Days	12,156	0.9%	10,270	0.4%
121 - 150 Days	2,708	0.2%	7,460	0.3%
151 - 180 Days	41,971	3.2%	34,580	1.4%
181 - 360 Days	194,315	15.0%	186,661	7.7%
> 360 Days	41,703	3.2%	95,331	3.9%
	$1,294,549	100.0%	$2,445,300	100.0%
Repos involving underlying investments that were sold prior to June 30, 2020 for settlement following June 30, 2020, are shown using their original maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2020, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 36.2% with respect to credit assets, 6.5% with respect to Agency RMBS assets, and 19.8% overall. As of December 31, 2019 these respective weighted average contractual haircuts were 29.3%, 5.0%, and 12.3%. The increase in the weighted average contractual haircuts for both our credit assets and our Agency RMBS was primarily due to volatile market conditions and market-wide liquidity stresses resulting from the COVID-19 pandemic. Although this increase in financing haircuts has not yet been shown to be temporary, market haircut levels as of the end of the quarter were noticeably lower than those observed in early April 2020. Additionally, a significant portion of the increase in the weighted average contractual haircut on our overall portfolio is due to the lower share of our overall portfolio represented by Agency RMBS.
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
As of June 30, 2020 and December 31, 2019, we had $1.3 billion and $2.4 billion, respectively, of borrowings outstanding under our repos. As of June 30, 2020, the remaining terms on our repos ranged from 1 day to 700 days, with a weighted average remaining term of 110 days. Our repo borrowings were with a total of 25 counterparties as of June 30, 2020. As of June 30, 2020, our repos had a weighted average borrowing rate of 1.47%. As of June 30, 2020, our repos had interest rates ranging from 0.27% to 7.95%. As of December 31, 2019, the remaining terms on our repos ranged from 2 days to 882 days, with a weighted average remaining term of 91 days. Our repo borrowings were with a total of 28 counterparties as of December 31, 2019. As of December 31, 2019, our repos had a weighted average borrowing rate of 2.37%. As of December 31, 2019, our repos had interest rates ranging from 0.15% to 5.20%. Investments transferred as collateral under repos had an aggregate fair value of $1.6 billion and $2.8 billion as of June 30, 2020 and December 31, 2019, respectively.
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
During March and early April, while we were able to roll our repos in an orderly manner, haircuts and borrowing rates were generally higher, and maturities generally shorter. During the remainder of the second quarter, however, we made substantial progress extending and improving our sources of financing and leverage. In addition to completing our non-QM securitization, we also obtained term financing for numerous loan assets that we had previously held unfinanced, and we extended the terms of several of our credit facilities. By the end of the quarter, the market for standard repo financing of securities had largely returned to pre-March levels.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2020(1)	$1,294,549	$1,520,985	$1,709,620
March 31, 2020(2)	2,034,225	2,440,982	2,485,496
December 31, 2019(3)	2,445,300	2,119,394	2,445,300
September 30, 2019	2,056,422	1,796,310	2,056,422
June 30, 2019	1,715,506	1,769,909	1,962,866
March 31, 2019	1,550,016	1,471,592	1,550,016
December 31, 2018	1,498,849	1,509,819	1,595,118
September 30, 2018	1,636,039	1,534,490	1,672,077
June 30, 2018	1,421,506	1,398,813	1,471,052
March 31, 2018	1,330,943	1,269,297	1,330,943
December 31, 2017(4)	1,209,315	1,050,018	1,209,315
September 30, 2017	1,029,810	1,078,165	1,133,586

(1)	During this quarter, we continued to lower leverage and improve our liquidity given the uncertainty as a result of the COVID-19 pandemic.

(2)
In March 2020, in response to significant volatility and heightened risks in the financial markets as a result of the spread of COVID-19, we significantly reduced our outstanding borrowings to lower leverage and increase our liquidity.

(3)	At the end of 2019 we increased the size of both our Credit and Agency portfolios which we subsequently financed through repos.

(4)	At the end of 2017 we increased the size of our Credit portfolio by purchasing certain more liquid, lower-risk securities which we subsequently financed through repos.
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our non-QM loans and REO, and consumer loans and ABS backed by consumer loans; these transactions are accounted for as collateralized borrowings. As of June 30, 2020 and December 31, 2019, we had outstanding borrowings related to such transactions in the amount of $898.8 million and $744.7 million, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Condensed Consolidated Balance Sheet. As of June 30, 2020 and December 31, 2019, the fair value of non-QM loans and REO, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans collateralizing our Total other secured borrowings was $1.016 billion and $843.4 million, respectively. See Note 11 in the notes to our condensed consolidated financial statements for further information on our other secured borrowings.
As of both June 30, 2020 and December 31, 2019, we had $86.0 million outstanding of Senior Notes, maturing in September 2022 and bearing interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. These Senior Notes were issued on February 13, 2019 in connection with the Note Exchange. See Note 11 in the notes to our condensed consolidated financial statements for further detail on the Senior Notes.
As of June 30, 2020, we had an aggregate amount at risk under our repos with 25 counterparties of approximately $333.9 million, and as of December 31, 2019, we had an aggregate amount at risk under our repos with 28 counterparties of approximately $348.4 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of June 30, 2020 and December 31, 2019 does not include approximately $4.8 million and $5.1 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2020, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with ten counterparties of approximately $13.4 million. We also had $7.7 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2019, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with ten counterparties of approximately $26.4 million. We also had $14.2 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2020, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $6.3 million. As of December 31, 2019, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with nine counterparties of approximately $4.2 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $146.5 million and $72.3 million as of June 30, 2020 and December 31, 2019, respectively.
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
During the six-month period ended June 30, 2020, we repurchased 288,172 shares at an average price per share of $10.53 and a total cost of $3.0 million. From inception of the current repurchase plan through August 7, 2020, we repurchased 701,965 shares at an average price per share of $13.36 and a total cost of $9.4 million, and have authorization to repurchase an additional 848,035 common shares.
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

The following table sets forth the dividend distributions authorized by the Board of Directors payable to common shareholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the notes to condensed consolidated financial statements) for the periods indicated below:
Six-Month Period Ended June 30, 2020

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
January 8, 2020	$0.15	$6,699	January 31, 2020	February 25, 2020
February 7, 2020	0.15	6,699	February 28, 2020	March 25, 2020
March 6, 2020	0.15	6,658	March 31, 2020	April 27, 2020
April 7, 2020	0.08	3,551	April 30, 2020	May 26, 2020
May 7, 2020	0.08	3,551	May 29, 2020	June 25, 2020
June 5, 2020	0.09	3,995	June 30, 2020	July 27, 2020
Six-Month Period Ended June 30, 2019

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
February 14, 2019	$0.41	$12,496	March 1, 2019	March 15, 2019
March 11, 2019	0.14	4,267	March 29, 2019	April 25, 2019
April 5, 2019	0.14	4,267	April 30, 2019	May 28, 2019
May 7, 2019	0.14	4,267	May 31, 2109	June 25, 2019
June 7, 2019	0.14	4,267	June 28, 2019	July 25, 2019
On July 8, 2020, the Board of Directors approved a dividend in the amount of $0.09 per share of common stock payable on August 25, 2020 to stockholders of record as of July 31, 2020. On August 7, 2020, the Board of Directors approved a dividend in the amount of $0.09 per share of common stock payable on September 25, 2020 to stockholders of record as of August 31, 2020.
The following table sets forth the dividend distributions authorized by the Board of Directors payable to holders of our Series A Preferred Stock for the periods indicated below:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
April 7, 2020	$0.421875	$1,941	April 17, 2020	April 30, 2020
July 8, 2020	0.421875	1,941	July 20, 2020	July 30, 2020
For the six-month period ended June 30, 2020, our operating activities provided net cash in the amount of $66.5 million and our investing activities provided net cash in the amount of $848.2 million. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) used net cash of $1.1 billion. We received $242.2 million in proceeds from the issuance of Total other secured borrowings and we used $37.4 million for principal payments on Other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), provided net cash of $16.0 million for the six-month period ended June 30, 2020. We received proceeds from the issuance of common stock, net of offering costs paid, of $95.3 million and contributions from non-controlling interests provided cash of $8.2 million. We used $36.7 million to pay dividends, $5.4 million for distributions to non-controlling interests (our joint venture partners), and $3.0 million to repurchase common stock. As a result there was an increase in our cash holdings of $74.2 million, from $72.5 million as of December 31, 2019 to $146.7 million as of June 30, 2020.
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
In March 2020, as a result of significant declines in asset prices and general price volatility, we received margin calls under our financing arrangements and under our derivative contracts that were higher than typical historical levels. During the second quarter, prices for most credit assets stabilized and market volatility subsided, and as a result, our margin calls reverted to more typical levels. We satisfied all margin calls during both periods.
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
See Note 21 of the notes to our condensed consolidated financial statements as of June 30, 2020 for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships. See Note 6 and Note 10 of the notes to our condensed consolidated financial statements for further detail about a multi-seller consumer loan securitization transaction we entered into in August 2016.
At June 30, 2020 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at June 30, 2020 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of June 30, 2020, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$7,432	0.89%	$13,376	1.6%	$(8,920)	(1.06)%	$(19,329)	(2.31)%
Non-Agency RMBS, CMBS, ABS and Loans	5,617	0.67%	11,957	1.43%	(4,893)	(0.58)%	(9,062)	(1.08)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(8,052)	(0.96)%	(16,420)	(1.96)%	7,737	0.92%	15,158	1.81%
Mortgage-Related Derivatives	—	—%	—	—%	1	—%	3	—%
Corporate Securities and Derivatives on Corporate Securities	(5)	—%	(9)	—%	6	—%	14	—%
Repurchase Agreements, Reverse Repurchase Agreements, and Senior Notes	(1,085)	(0.13)%	(967)	(0.12)%	2,012	0.24%	4,702	0.56%
Total	$3,907	0.47%	$7,937	0.95%	$(4,057)	(0.48)%	$(8,514)	(1.02)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our June 30, 2020 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "—Special Note Regarding Forward-Looking Statements."

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of our Quarterly Report on Form 10-Q, as amended, for the three-month period ended March 31, 2020. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

ELLINGTON FINANCIAL INC.
Date:	August 10, 2020	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	August 10, 2020	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)