Form 10-Q
period 2020-09-30
Ellington Financial Inc.
filed 2020-11-09
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of November 6, 2020: 43,781,684

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2020	December 31, 2019
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$126,783	$72,302
Restricted cash(1)	175	175
Securities, at fair value(1)	1,451,420	2,449,941
Loans, at fair value(1)	1,442,612	1,412,426
Investments in unconsolidated entities, at fair value(1)	95,803	71,850
Real estate owned(1)	24,794	30,584
Financial derivatives—assets, at fair value	27,864	16,788
Reverse repurchase agreements	47,041	73,639
Due from brokers(1)	63,991	79,829
Investment related receivables(1)	67,540	123,120
Other assets(1)	2,850	7,563
Total Assets	$3,350,873	$4,338,217
Liabilities
Securities sold short, at fair value	$51,493	$73,409
Repurchase agreements(1)	1,439,984	2,445,300
Financial derivatives—liabilities, at fair value	34,814	27,621
Due to brokers	7,147	2,197
Investment related payables(1)	—	66,133
Other secured borrowings(1)	142,674	150,334
Other secured borrowings, at fair value(1)	695,516	594,396
Senior notes, net	85,495	85,298
Base management fee payable to affiliate	2,981	2,663
Incentive fee payable to affiliate	—	116
Dividends payable	5,299	6,978
Interest payable(1)	2,074	7,320
Accrued expenses and other liabilities(1)	11,119	7,753
Total Liabilities	2,478,596	3,469,518
Commitments and contingencies (Note 21)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable; 4,600,000 shares issued and outstanding, respectively ($115,000 liquidation preference)	111,034	111,034
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 43,781,684 and 38,647,943 shares issued and outstanding, respectively	44	39
Additional paid-in-capital	916,038	821,747
Retained earnings (accumulated deficit)	(191,986)	(103,555)
Total Stockholders' Equity	835,130	829,265
Non-controlling interests(1)	37,147	39,434
Total Equity	872,277	868,699
Total Liabilities and Equity	$3,350,873	$4,338,217
(1)Ellington Financial Inc.'s Condensed Consolidated Balance Sheet includes assets and liabilities of variable interest entities it has consolidated. See Note 9 for additional details on Ellington Financial Inc.'s consolidated variable interest entities.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
(In thousands, except per share amounts)	Expressed in U.S. Dollars
Net Interest Income
Interest income	$43,075	$39,985	$134,463	$114,548
Interest expense	(12,937)	(19,954)	(49,713)	(57,275)
Total net interest income	30,138	20,031	84,750	57,273
Other Income (Loss)
Realized gains (losses) on securities and loans, net	1,446	3,368	(2,335)	(3,460)
Realized gains (losses) on financial derivatives, net	(1,620)	(9,360)	(25,702)	(31,850)
Realized gains (losses) on real estate owned, net	(18)	1,165	121	1,205
Unrealized gains (losses) on securities and loans, net	24,208	6,519	(65,418)	51,395
Unrealized gains (losses) on financial derivatives, net	(298)	1,473	(2,109)	(9,136)
Unrealized gains (losses) on real estate owned, net	122	(22)	(462)	(535)
Other, net	(2,747)	539	(1,503)	4,349
Total other income (loss)	21,093	3,682	(97,408)	11,968
Expenses
Base management fee to affiliate (Net of fee rebates of $201, $503, $853, and $1,458, respectively)(1)	2,981	1,942	8,330	5,324
Investment related expenses:
Servicing expense	2,379	1,940	7,402	6,578
Debt issuance costs related to Other secured borrowings, at fair value	—	—	2,075	1,671
Other	1,199	1,347	3,328	3,668
Professional fees	1,209	698	3,819	3,832
Compensation expense	1,085	712	2,813	2,687
Other expenses	1,625	1,156	4,876	3,194
Total expenses	10,478	7,795	32,643	26,954
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	40,753	15,918	(45,301)	42,287
Income tax expense (benefit)	2,494	2	3,490	378
Earnings (losses) from investments in unconsolidated entities	11,443	2,796	10,590	6,947
Net Income (Loss)	49,702	18,712	(38,201)	48,856
Net income (loss) attributable to non-controlling interests	1,559	1,419	1,894	3,511
Dividends on preferred stock	1,940	—	5,822	—
Net Income (Loss) Attributable to Common Stockholders	$46,203	$17,293	$(45,917)	$45,345
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$1.06	$0.53	$(1.06)	$1.47
(1)See Note 13 for further details on management fee rebates.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2019	$111,034	38,647,943	$39	$821,747	$(103,555)	$829,265	$39,434	$868,699
Net income (loss)					(127,457)	(127,457)	(885)	(128,342)
Net proceeds from the issuance of common stock(1)		5,290,000	5	95,287		95,292	—	95,292
Shares of common stock issued in connection with incentive fee payment		637	—	12		12	—	12
Contributions from non-controlling interests							3,487	3,487
Common dividends(2)					(19,748)	(19,748)	(309)	(20,057)
Preferred dividends(3)					(1,941)	(1,941)	—	(1,941)
Distributions to non-controlling interests							(4,798)	(4,798)
Conversion of non-controlling interest units to shares of common stock		129,516	—	2,378		2,378	(2,378)	—
Adjustment to non-controlling interests				(545)		(545)	545	—
Repurchase of shares of common stock		(288,172)	—	(3,035)		(3,035)		(3,035)
Share-based long term incentive plan unit awards		—	—	162		162	2	164
BALANCE, March 31, 2020	111,034	43,779,924	44	916,006	(252,701)	774,383	35,098	809,481
Net income (loss)					39,219	39,219	1,220	40,439
Contributions from non-controlling interests							2,895	2,895
Common dividends(2)					(10,945)	(10,945)	(152)	(11,097)
Preferred dividends(3)					(1,941)	(1,941)	—	(1,941)
Distributions to non-controlling interests							(2,280)	(2,280)
Share-based long term incentive plan unit awards				180		180	2	182
BALANCE, June 30, 2020	111,034	43,779,924	44	916,186	(226,368)	800,896	36,783	837,679
Net income (loss)					48,143	48,143	1,559	49,702
Contributions from non-controlling interests							1,199	1,199
Common dividends(2)					(11,821)	(11,821)	(166)	(11,987)
Preferred dividends(3)					(1,940)	(1,940)	—	(1,940)
Distributions to non-controlling interests							(2,541)	(2,541)
Conversion of non-controlling interest units to shares of common stock		3,638	—	59		59	(59)	—
Adjustment to non-controlling interests				(369)		(369)	369	—
Repurchase of shares of common stock		(1,878)	—	(21)		(21)	—	(21)
Share-based long term incentive plan unit awards		—	—	183		183	3	186
BALANCE, September 30, 2020	$111,034	43,781,684	$44	$916,038	$(191,986)	$835,130	$37,147	$872,277

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
BALANCE, January 1, 2019	$—	29,796,601	$—	$665,356	$(101,523)	$563,833	$31,337	$595,170
Share conversion(4)		—	30	(30)	—	—	—	—
Net income (loss)					15,408	15,408	1,080	16,488
Contributions from non-controlling interests							2,512	2,512
Common dividends(2)					(16,360)	(16,360)	(404)	(16,764)
Distributions to non-controlling interests							(4,306)	(4,306)
Adjustment to non-controlling interests				(4)		(4)	4	—
Repurchase of shares of common stock		(50,825)	—	(782)		(782)		(782)
Share-based long term incentive plan unit awards				114		114	2	116
BALANCE, March 31, 2019	—	29,745,776	30	664,654	(102,475)	562,209	30,225	592,434
Net income (loss)					12,644	12,644	1,012	13,656
Contributions from non-controlling interests							4,936	4,936
Common dividends(2)					(12,493)	(12,493)	(308)	(12,801)
Distributions to non-controlling interests							(5,225)	(5,225)
Share-based long term incentive plan unit awards				110		110	4	114
BALANCE, June 30, 2019	—	29,745,776	30	664,764	(102,324)	562,470	30,644	593,114
Net income (loss)					17,293	17,293	1,419	18,712
Net proceeds from the issuance of common stock(1)		4,025,000	4	69,806	—	69,810	—	69,810
Contributions from non-controlling interests							9,428	9,428
Common dividends(2)					(14,185)	(14,185)	(309)	(14,494)
Distributions to non-controlling interests							(7,719)	(7,719)
Adjustment to non-controlling interests				(56)		(56)	56	—
Share-based long term incentive plan unit awards		3,610	—	114		114	2	116
BALANCE, September 30, 2019	$—	33,774,386	$34	$734,628	$(99,216)	$635,446	$33,521	$668,967
(1)Net of underwriters' discounts and offering costs.
(2)For the three-month periods ended September 30, 2020 and 2019, dividends totaling $0.27 and $0.42, respectively, per share of common stock and convertible unit outstanding, were declared. For the nine-month periods ended September 30, 2020 and 2019, dividends totaling $0.97 and $1.39, respectively, per share of common stock and convertible unit outstanding, were declared.
(3)For the three- and nine-month periods ended September 30, 2020, dividends totaling $0.421875 and $0.84375, respectively, per share of preferred stock was declared.
(4)See Note 1 for further details on the share conversion.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2020	September 30, 2019
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$82,480	$56,119
Cash Flows from Investing Activities:
Purchase of securities	(1,189,684)	(1,890,456)
Purchase of loans	(548,104)	(701,569)
Capital improvements of real estate owned	(153)	(240)
Proceeds from disposition of securities	1,830,612	1,353,755
Proceeds from disposition of loans	8,006	28,344
Contributions to investments in unconsolidated entities	(19,711)	(39,369)
Distributions from investments in unconsolidated entities	17,181	43,587
Proceeds from disposition of real estate owned	7,801	5,579
Proceeds from principal payments of securities	284,242	175,804
Proceeds from principal payments of loans	337,748	207,413
Proceeds from securities sold short	264,267	508,074
Repurchase of securities sold short	(292,105)	(549,782)
Payments on financial derivatives	(99,800)	(79,558)
Proceeds from financial derivatives	68,546	45,368
Payments made on reverse repurchase agreements	(6,659,967)	(4,171,036)
Proceeds from reverse repurchase agreements	6,686,565	4,343,602
Due from brokers, net	12,376	10,160
Due to brokers, net	5,641	(2,995)
Net cash provided by (used in) investing activities	713,461	(713,319)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	95,537	70,035
Offering costs paid	(253)	(462)
Repurchase of common stock	(3,056)	(782)
Dividends paid	(50,642)	(39,226)
Contributions from non-controlling interests	9,134	16,876
Distributions to non-controlling interests	(7,961)	(17,250)
Proceeds from issuance of Other secured borrowings	45,963	28,490
Principal payments on Other secured borrowings	(59,893)	(51,439)
Borrowings under repurchase agreements	3,445,412	6,110,390
Repayments of repurchase agreements	(4,423,440)	(5,540,301)
Proceeds from issuance of Other secured borrowings, at fair value	205,357	70,988
Debt issuance costs paid	—	(1,034)
Due from brokers, net	2,620	(3,826)
Due to brokers, net	(238)	3,086
Net cash provided by (used in) financing activities	(741,460)	645,545
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	54,481	(11,655)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	72,477	45,081
Cash, Cash Equivalents, and Restricted Cash, End of Period	$126,958	$33,426

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2020	September 30, 2019
(In thousands)	Expressed in U.S. Dollars
Supplemental disclosure of cash flow information:
Interest paid	$54,958	$58,298
Income tax paid	505	142
Dividends payable	5,299	4,833
Contributions from non-controlling interests (non-cash)	2,340	—
Distributions to non-controlling interests (non-cash)	(2,340)	—
Transfers from mortgage loans to real estate owned (non-cash)	2,198	18,314
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	10,833	—
Purchase of investments (non-cash)	—	(2,975)
Purchase of loans (non-cash)	(6,270)	—
Principal payments on Other secured borrowings, at fair value (non-cash)	(138,608)	(78,887)
Proceeds received from Other secured borrowings, at fair value (non-cash)	27,735	148,547
Proceeds from issuance of Other secured borrowings (non-cash)	6,270	—
Proceeds from principal payments of investments (non-cash)	138,608	78,887
Repayments of repurchase agreements (non-cash)	(27,288)	(148,158)
Repayment of senior notes (non-cash)	—	(86,000)
Issuance of senior notes (non-cash)	—	86,000
(1)Net of underwriters' discounts.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
The Company conducts its operations to qualify and be taxed as a real estate investment trust, or "REIT," under the Internal Revenue Code of 1986, as amended (the "Code"), and has elected to be taxed as a corporation effective January 1, 2019. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes. In anticipation of the Company's intended election to be taxed as a REIT under the Code beginning with its 2019 taxable year (the "REIT Election"), the Company implemented an internal restructuring as of December 31, 2018. As part of this restructuring, the Company moved certain of its non-REIT-qualifying investments and financial derivatives to taxable REIT subsidiaries or, "TRSs," and disposed of certain of its investments in non-REIT-qualifying investments and financial derivatives.
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
COVID-19 Impact
During the first quarter of 2020, there was a worldwide outbreak of a novel coronavirus disease, or "COVID-19." The outbreak was declared a pandemic by the World Health Organization and numerous countries, including the United States, have responded by instituting quarantines or lockdowns, imposing restrictions on travel, restrictions on the ability of individuals to assemble in groups, and restrictions on the ability of certain businesses to operate, all of which have resulted in significant disruptions in the U.S. and global economies. In mid-March 2020, adverse economic conditions related to the COVID-19 pandemic began to impact the Company's financial position and results of operations. The COVID-19 pandemic has contributed to volatility, dislocations in the financial markets, and illiquidity. As a result, during the first quarter of 2020 the Company received margin calls under its repurchase agreements that were higher than typical historical levels. During the second and third quarters, prices for most credit assets, which are assets for which the principal and interest payments are not guaranteed by a U.S. government agency or a U.S. government-sponsored entity, stabilized, and market volatility subsided, and as a result our margin calls reverted to more typical levels. We satisfied all margin calls during the nine-month period ended September 30, 2020.
Actions by the U.S. Federal Reserve starting in the second half of March 2020 helped stabilize the market for certain assets, including RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," and investment-grade corporate bonds, while other sectors, including non-

investment-grade CMBS and CLOs, noticeably lagged. In light of the heightened levels of market volatility and systemic liquidity risk experienced during the first quarter of 2020, the Company proactively reduced the size of its Agency RMBS portfolio, thereby bolstering its liquidity and lowering its leverage. In the second quarter, the Company resumed making new credit and Agency RMBS investments, but as of September 30, 2020, its investment portfolios were smaller and its debt-to-equity ratio lower than prior to the outbreak of COVID-19, and the Company maintained a higher cash balance.
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
Reclassification and Presentation
Effective January 1, 2019, the Company prospectively discontinued its application of ASC 946. Upon its change in status, the following significant changes and elections were made:
•Investments in securities are now accounted for in accordance with ASC 320, Investments—Debt and Equity Securities ("ASC 320");
•The Company elected the FVO as provided for under ASC 825-10-25-4 for all eligible financial instruments for which the Company had previously measured at fair value, including investments in securities, loans, financial derivatives, and certain of the Company's secured borrowings. As a result, all changes in the fair value of such financial instruments will continue to be recorded in earnings on the Company's Condensed Consolidated Statement of Operations;
•Real estate owned, or "REO," is not eligible for the FVO election. As a result, REO is carried at the lower of cost or fair value. The Company's cost basis in any REO that was previously measured at fair value under ASC 946 was adjusted on January 1, 2019 to equal the fair value of such investment as of December 31, 2018;
•The Company elected not to designate its financial derivatives as hedging instruments in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). As a result, all changes in the fair value of financial derivatives will continue to be recorded in earnings on the Company's Condensed Consolidated Statement of Operations;
•Forward settling to-be-announced mortgage-backed-securities, or "TBAs," are no longer classified as investments. TBAs will be classified as financial derivatives, with the difference between the forward contract price and the market value of the TBA position as of the reporting date included in Unrealized gains (losses) on financial derivatives, net, on the Condensed Consolidated Statement of Operations; and
•The Company is required to account for certain of its equity investments under ASC 323-10, Investments—Equity Method and Joint Ventures ("ASC 323-10"). The Company has elected the FVO for such equity investments and changes in fair value will be reported in Earnings (losses) from investments in unconsolidated entities, on the Condensed Consolidated Statement of Operations.
(B) Valuation: The Company applies ASC 820-10, Fair Value Measurement ("ASC 820") to its holdings of financial instruments. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Currently, the types of financial instruments the Company generally includes in this category are listed equities and exchange-traded derivatives;
•Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, U.S. Treasury securities and sovereign debt, certain non-Agency RMBS, CMBS, CLOs, corporate debt, and actively traded derivatives such as interest rate swaps, foreign currency forwards, and other over-the-counter derivatives; and
•Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that the Company generally includes in this category are certain RMBS, CMBS, CLOs, ABS, credit default swaps, or "CDS," on individual ABS, and total return swaps on distressed corporate debt, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, and private corporate debt and equity investments.
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
(G) REO: When the Company obtains possession of real property in connection with a foreclosure or similar action, the Company de-recognizes the associated mortgage loan according to ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"). Under the provisions of ASU 2014-04, the Company is deemed to have received physical possession of real estate property collateralizing a mortgage loan when it obtains legal title to the property upon completion of a foreclosure or when the borrower conveys all interest in the property to it through a deed in lieu of foreclosure or similar legal agreement. The Company's initial cost basis in REO is equal to the fair value of the real estate associated with the foreclosed mortgage loan, less expected costs to sell. REO valuations are reflected at the lower of cost or fair value. The fair value of such REO is typically based on management's estimates which generally use information including general economic data, BPOs, recent sales, property appraisals, and bids, and takes into account the expected costs to sell the property. REO recorded at fair value on a non-recurring basis are classified as Level 3.
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
(Z) Income Taxes: The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company is generally not subject to corporate-level federal and state income tax on net income it distributes to its stockholders within the prescribed timeframes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including distributing at least 90% of its annual taxable income to stockholders. Even if the Company qualifies as a REIT, it may be subject to certain federal, state, local and foreign taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state, and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which the Company fails to qualify as a REIT.
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

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:
September 30, 2020:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$907,715	$12,140	$919,855
Non-Agency RMBS	—	73,538	139,199	212,737
CMBS	—	62,206	42,809	105,015
CLOs	—	50,304	112,990	163,294
Asset-backed securities, backed by consumer loans	—	—	47,298	47,298
Corporate debt securities	—	—	2,207	2,207
Corporate equity securities	—	—	1,014	1,014
Loans, at fair value:
Residential mortgage loans	—	—	1,030,709	1,030,709
Commercial mortgage loans	—	—	252,231	252,231
Consumer loans	—	—	152,609	152,609
Corporate loans	—	—	7,063	7,063
Investment in unconsolidated entities, at fair value	—	—	95,803	95,803
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	351	351
Credit default swaps on asset-backed indices	—	9,722	—	9,722
Credit default swaps on corporate bonds	—	39	—	39
Credit default swaps on corporate bond indices	—	2,419	—	2,419
Interest rate swaps	—	13,790	—	13,790
TBAs	—	1,150	—	1,150
Total return swaps	—	—	105	105
Warrants	—	31	—	31
Futures	1	—	—	1
Forwards	—	256	—	256
Total assets	$1	$1,121,170	$1,896,528	$3,017,699
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(51,032)	$—	$(51,032)
Corporate debt securities	—	(461)	—	(461)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(142)	—	(142)
Credit default swaps on corporate bonds	—	(580)	—	(580)
Credit default swaps on corporate bond indices	—	(3,572)	—	(3,572)
Interest rate swaps	—	(29,774)	—	(29,774)
TBAs	—	(286)	—	(286)
Futures	(331)	—	—	(331)
Forwards	—	(41)	—	(41)
Total return swaps	—	—	(88)	(88)
Other secured borrowings, at fair value	—	—	(695,516)	(695,516)
Total liabilities	$(331)	$(85,888)	$(695,604)	$(781,823)

December 31, 2019:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$1,917,059	$19,904	$1,936,963
Non-Agency RMBS	—	76,969	89,581	166,550
CMBS	—	95,063	29,805	124,868
CLOs	—	125,464	44,979	170,443
Asset-backed securities, backed by consumer loans	—	—	48,610	48,610
Corporate debt securities	—	—	1,113	1,113
Corporate equity securities	—	—	1,394	1,394
Loans, at fair value:
Residential mortgage loans	—	—	932,203	932,203
Commercial mortgage loans	—	—	274,759	274,759
Consumer loans	—	—	186,954	186,954
Corporate loans	—	—	18,510	18,510
Investment in unconsolidated entities, at fair value	—	—	71,850	71,850
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	993	993
Credit default swaps on asset-backed indices	—	3,319	—	3,319
Credit default swaps on corporate bonds	—	2	—	2
Credit default swaps on corporate bond indices	—	5,599	—	5,599
Interest rate swaps	—	5,468	—	5,468
TBAs	—	596	—	596
Total return swaps	—	—	620	620
Futures	148	—	—	148
Forwards	—	43	—	43
Total assets	$148	$2,229,582	$1,721,275	$3,951,005
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(72,938)	$—	$(72,938)
Corporate debt securities	—	(471)	—	(471)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(250)	—	(250)
Credit default swaps on corporate bonds	—	(1,693)	—	(1,693)
Credit default swaps on corporate bond indices	—	(14,524)	—	(14,524)
Interest rate swaps	—	(8,719)	—	(8,719)
TBAs	—	(1,012)	—	(1,012)
Futures	(45)	—	—	(45)
Forwards	—	(169)	—	(169)
Total return swaps	—	(773)	(436)	(1,209)
Other secured borrowings, at fair value	—	—	(594,396)	(594,396)
Total liabilities	$(45)	$(100,549)	$(594,832)	$(695,426)

The following tables identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2020 and December 31, 2019:
September 30, 2020:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$85,183	Market Quotes	Non Binding Third-Party Valuation	$9.43	$314.93	$87.41
CMBS	41,602	Market Quotes	Non Binding Third-Party Valuation	4.56	95.32	59.06
CLOs	88,907	Market Quotes	Non Binding Third-Party Valuation	2.00	93.50	78.04
Agency interest only RMBS	3,503	Market Quotes	Non Binding Third-Party Valuation	0.80	22.13	12.60
Corporate loans	7,063	Market Quotes	Non Binding Third-Party Valuation	100.00	100.00	100.00
ABS backed by consumer loans	107	Market Quotes	Non Binding Third-Party Valuation	96.01	97.58	96.80
Non-Agency RMBS	54,016	Discounted Cash Flows	Yield	0.8%	60.0%	8.5%
			Projected Collateral Prepayments	13.5%	77.6%	59.2%
			Projected Collateral Losses	0.0%	70.3%	8.7%
			Projected Collateral Recoveries	0.0%	46.5%	10.3%
			Projected Collateral Scheduled Amortization	7.7%	70.4%	21.8%
						100.0%
Non-Agency CMBS	1,207	Discounted Cash Flows	Yield	23.1%	25.7%	23.7%
			Projected Collateral Losses	0.7%	0.9%	0.8%
			Projected Collateral Recoveries	1.9%	3.8%	3.4%
			Projected Collateral Scheduled Amortization	95.4%	97.4%	95.8%
						100.0%
Corporate debt and equity	3,221	Discounted Cash Flows	Yield	10.0%	10.0%	10.0%
CLOs	24,083	Discounted Cash Flows	Yield	6.7%	85.2%	20.1%
			Projected Collateral Prepayments	65.7%	88.5%	71.3%
			Projected Collateral Losses	4.4%	20.9%	17.0%
			Projected Collateral Recoveries	4.3%	11.2%	9.7%
			Projected Collateral Scheduled Amortization	0.0%	2.8%	2.0%
						100.0%
ABS backed by consumer loans	47,191	Discounted Cash Flows	Yield	14.0%	23.6%	14.1%
			Projected Collateral Prepayments	0.0%	9.8%	7.3%
			Projected Collateral Losses	1.0%	34.7%	16.3%
			Projected Collateral Scheduled Amortization	56.7%	99.0%	76.4%
						100.0%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Consumer loans	$152,609	Discounted Cash Flows	Yield	9.0%	12.0%	10.0%
			Projected Collateral Prepayments	0.0%	37.1%	12.9%
			Projected Collateral Losses	1.1%	86.6%	10.7%
			Projected Collateral Scheduled Amortization	13.4%	98.2%	76.4%
						100.0%
Performing commercial mortgage loans	228,560	Discounted Cash Flows	Yield	6.8%	10.4%	8.0%
Non-performing commercial mortgage loans	23,671	Discounted Cash Flows	Yield	9.5%	16.2%	12.5%
			Months to Resolution	4.9	8.8	7.0
Performing and re-performing residential mortgage loans	245,027	Discounted Cash Flows	Yield	0.6%	54.3%	6.0%
Securitized residential mortgage loans(1)(2)	760,420	Discounted Cash Flows	Yield	1.8%	7.3%	4.2%
Non-performing residential mortgage loans	25,262	Discounted Cash Flows	Yield	1.5%	28.4%	10.3%
			Months to Resolution	—	90.9	33.2
Total return swaps—asset	105	Discounted Cash Flows	Yield	11.7%	20.8%	12.7%
Credit default swaps on asset-backed securities	351	Net Discounted Cash Flows	Projected Collateral Prepayments	33.3%	41.0%	39.2%
			Projected Collateral Losses	6.8%	11.2%	9.1%
			Projected Collateral Recoveries	13.6%	18.3%	15.2%
			Projected Collateral Scheduled Amortization	35.1%	41.6%	36.5%
						100.0%
Agency interest only RMBS	8,637	Option Adjusted Spread ("OAS")	LIBOR OAS(3)(4)	160	3,992	954
			Projected Collateral Prepayments	0.7%	100.0%	78.3%
			Projected Collateral Scheduled Amortization	0.0%	99.3%	21.7%
						100.0%
Investment in unconsolidated entities	95,803	Enterprise Value	Equity Price-to-Book(5)	1.0x	4.0x	1.3x
Other secured borrowings, at fair value(1)(6)	(695,516)	Discounted Cash Flows	Yield	1.8%	3.3%	2.4%
Total return swaps—liability	(88)	Discounted Cash Flows	Yield	20.8%	20.8%	20.8%
(1)Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(2)Includes $37.1 million of non-performing securitized residential mortgage loans.
(3)Shown in basis points.
(4)For range minimum, range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $1.4 million. Including these securities the weighted average was 596 basis points.
(5)Represents an estimation of where market participants might value an enterprise on a price-to-book basis.
(6)For range minimum, range maximum, and the weighted average of yield, excludes Other secured borrowings, at fair value with a negative yield, with a total fair value of $(116.1) million. Including these borrowings the weighted average yield was 1.81%.

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
(1)Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(2)Includes $1.5 million of non-performing securitized residential mortgage loans.
(3)Shown in basis points.
(4)Represent an estimation of where market participants might value an enterprise on a price-to-book basis.
(5)Represents the significant unobservable inputs used to fair value the financial instruments of the unconsolidated entity. The fair value of such financial instruments is the largest component of the valuation of such entity as a whole.
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

The tables below includes a roll-forward of the Company's financial instruments for the three- and nine-month periods ended September 30, 2020 and 2019 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended September 30, 2020

(In thousands)	Beginning Balance as of June 30, 2020	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2020
Assets:
Securities, at fair value:
Agency RMBS	$12,907	$(1,482)	$494	$280	$3,490	$(2,243)	$2,621	$(3,927)	$12,140
Non-Agency RMBS	128,607	884	(77)	2,610	21,138	(6,395)	10,895	(18,463)	139,199
CMBS	65,695	659	8	4,117	12,699	(8)	560	(40,921)	42,809
CLOs	136,466	1,962	(82)	1,920	2,241	(127)	6,483	(35,873)	112,990
Asset-backed securities backed by consumer loans	47,941	(1,435)	(4)	1,165	7,455	(7,824)	—	—	47,298
Corporate debt securities	1,951	—	296	509	28	(577)	—	—	2,207
Corporate equity securities	1,084	—	—	(73)	3	—	—	—	1,014
Loans, at fair value:
Residential mortgage loans	948,447	(2,009)	(146)	15,672	139,609	(70,864)	—	—	1,030,709
Commercial mortgage loans	295,496	17	36	(6)	18,881	(62,193)	—	—	252,231
Consumer loans	166,681	(6,342)	(112)	(1,627)	28,554	(34,545)	—	—	152,609
Corporate loan	6,227	—	—	—	836	—	—	—	7,063
Investments in unconsolidated entities, at fair value	72,553	—	62	11,381	15,307	(3,500)	—	—	95,803
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	353	—	1	(2)	3	(4)	—	—	351
Total return swaps	442	—	(129)	(338)	209	(79)	—	—	105
Total assets, at fair value	$1,884,850	$(7,746)	$347	$35,608	$250,453	$(188,359)	$20,559	$(99,184)	$1,896,528
Liabilities:
Financial derivatives–assets, at fair value:
Total return swaps	$(77)	$—	$4	$(11)	$(4)	$—	$—	$—	$(88)
Other secured borrowings, at fair value	(742,688)	—	—	(5,178)	52,350	—	—	—	(695,516)
Total liabilities, at fair value	$(742,765)	$—	$4	$(5,189)	$52,346	$—	$—	$—	$(695,604)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2020, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2020. For Level 3 financial instruments held by the Company at September 30, 2020, change in net unrealized gain (loss) of $9.3 million, $14.2 million, $11.3 million, $(0.3) million, $(11) thousand, and $(5.2) million, for the three-month period ended September 30, 2020 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, and other secured borrowings, at fair value, respectively.
At September 30, 2020, the Company transferred $99.2 million of assets from Level 3 to Level 2 and $20.6 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Three-Month Period Ended September 30, 2019

(In thousands)	Beginning Balance as of June 30, 2019	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2019
Assets:
Securities, at fair value:
Agency RMBS	$11,034	$(1,164)	$(621)	$696	$13,254	$—	$737	$(437)	$23,499
Non-Agency RMBS	96,790	(121)	7,836	(6,457)	6,483	(21,457)	5,808	(7,400)	81,482
CMBS	6,278	25	374	(302)	6,815	(1,474)	652	—	12,368
CLOs	17,222	(184)	1,158	184	—	(1,139)	15,287	(4,520)	28,008
Asset-backed securities backed by consumer loans	25,019	(611)	(100)	(320)	18,638	(3,310)	—	—	39,316
Corporate debt securities	4,081	—	(583)	142	6,425	(6,883)	—	—	3,182
Corporate equity securities	1,791	—	(768)	(61)	1,316	—	—	—	2,278
Loans, at fair value:
Residential mortgage loans	663,880	(2,241)	(400)	3,559	191,512	(58,582)	—	—	797,728
Commercial mortgage loans	260,034	(52)	(1)	507	32,426	(32,288)	—	—	260,626
Consumer loans	162,609	(6,474)	(1,055)	28	33,101	(36,510)	—	—	151,699
Corporate loans	5,000	—	—	—	10,790	—	—	—	15,790
Investment in unconsolidated entities, at fair value	69,676	—	(139)	2,935	9,643	(11,680)	—	—	70,435
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	1,090	—	16	(12)	10	(26)	—	—	1,078
Total return swaps	87	—	(15)	148	—	15	—	—	235
Total assets, at fair value	$1,324,591	$(10,822)	$5,702	$1,047	$330,413	$(173,334)	$22,484	$(12,357)	$1,487,724
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$—	$—	$48	$(214)	$—	$(48)	$—	$—	$(214)
Other secured borrowings, at fair value	$(475,816)	$—	$—	$(72)	$37,259	$—	$—	$—	$(438,629)
Total liabilities, at fair value	$(475,816)	$—	$48	$(286)	$37,259	$(48)	$—	$—	$(438,843)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
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

Nine-Month Period Ended September 30, 2020

(In thousands)	Beginning Balance as of December 31, 2019	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2020
Assets:
Securities, at fair value:
Agency RMBS	$19,904	$(6,072)	$614	$2,803	$8,219	$(3,295)	$2,177	$(12,210)	$12,140
Non-Agency RMBS	89,581	1,113	303	(1,996)	61,933	(29,811)	22,974	(4,898)	139,199
CMBS	29,805	617	(867)	(4,638)	51,432	(32,284)	7,828	(9,084)	42,809
CLOs	44,979	1,237	(7,586)	(24,206)	47,730	—	53,462	(2,626)	112,990
Asset-backed securities backed by consumer loans	48,610	(3,584)	(200)	(1,501)	25,001	(21,028)	—	—	47,298
Corporate debt securities	1,113	—	504	991	3,450	(3,851)	—	—	2,207
Corporate equity securities	1,394	—	7	(741)	366	(12)	—	—	1,014
Loans, at fair value:
Residential mortgage loans	932,203	(4,414)	(722)	7,008	340,842	(244,208)	—	—	1,030,709
Commercial mortgage loans	274,759	113	135	(140)	107,608	(130,244)	—	—	252,231
Consumer loans	186,954	(21,712)	(97)	(6,965)	104,872	(110,443)	—	—	152,609
Corporate loan	18,510	—	—	—	1,053	(12,500)	—	—	7,063
Investments in unconsolidated entities, at fair value	71,850	—	62	10,528	29,522	(16,159)	—	—	95,803
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	993	—	(955)	915	29	(631)	—	—	351
Total return swaps	620	—	113	(515)	209	(322)	—	—	105
Total assets, at fair value	$1,721,275	$(32,702)	$(8,689)	$(18,457)	$782,266	$(604,788)	$86,441	$(28,818)	$1,896,528
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$(436)	$—	$(501)	$349	$500	$—	$—	$—	$(88)
Other secured borrowings, at fair value	(594,396)	—	—	(6,636)	138,608	(233,092)	—	—	(695,516)
Total liabilities, at fair value	$(594,832)	$—	$(501)	$(6,287)	$139,108	$(233,092)	$—	$—	$(695,604)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2020, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2020. For Level 3 financial instruments held by the Company at September 30, 2020, change in net unrealized gain (loss) of $(56.3) million, $12 thousand, $10.2 million, $0.6 million, $(0.1) million, and $(6.6) million, for the nine-month period ended September 30, 2020 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, and other secured borrowings, at fair value, respectively.
At September 30, 2020, the Company transferred $28.8 million of assets from Level 3 to Level 2 and $86.4 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

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
Financial derivatives–liabilities, at fair value:
Total return swaps	$—	$—	$48	$(214)	$—	$(48)	$—	$—	$(214)
Other secured borrowings, at fair value	(297,948)	—	—	(32)	78,887	(219,536)	—	—	(438,629)
Total liabilities, at fair value	$(297,948)	$—	$48	$(246)	$78,887	$(219,584)	$—	$—	$(438,843)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
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

The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020		December 31, 2019
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$126,783	$126,783	$72,302	$72,302
Restricted cash	175	175	175	175
Due from brokers	63,991	63,991	79,829	79,829
Reverse repurchase agreements	47,041	47,041	73,639	73,639
Liabilities:
Repurchase agreements	1,439,984	1,439,984	2,445,300	2,445,300
Other secured borrowings	142,674	142,674	150,334	150,334
Senior notes, net	86,000	85,495	88,365	85,298
Due to brokers	7,147	7,147	2,197	2,197
Cash and cash equivalents generally includes cash held in interest bearing overnight accounts, for which fair value equals the carrying value, and investments which are liquid in nature, such as investments in money market accounts or U.S. Treasury Bills, for which fair value equals the carrying value; such assets are considered Level 1. Restricted cash includes cash held in a segregated account for which fair value equals the carrying value; such assets are considered Level 1. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; fair value of these items is approximated by carrying value and such items are considered Level 1. The Company's reverse repurchase agreements, repurchase agreements, and other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements, repurchase agreements, and other secured borrowings are classified as Level 2 based on the adequacy of the collateral and their short term nature. The Senior notes are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments. As of September 30, 2020 and December 31, 2019, the estimated fair value of the Company's Senior notes was based on a third-party valuation.

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of September 30, 2020 and December 31, 2019.
September 30, 2020:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$69,491	$2,641	$72,132	$1,890	$(27)	$73,995	3.31%	1.89%	3.38
20-year fixed-rate mortgages	587	39	626	29	—	655	4.71%	2.94%	3.88
30-year fixed-rate mortgages	625,882	30,133	656,015	26,286	(371)	681,930	4.06%	2.42%	4.06
Adjustable rate mortgages	6,751	173	6,924	123	(1)	7,046	3.65%	2.15%	3.35
Reverse mortgages	94,741	5,466	100,207	4,317	—	104,524	4.02%	2.36%	5.10
Interest only securities	n/a	n/a	47,507	5,682	(1,484)	51,705	3.47%	10.17%	4.58
Non-Agency RMBS	336,997	(131,976)	205,021	12,488	(7,959)	209,550	3.16%	6.35%	4.68
CMBS	184,695	(62,938)	121,757	803	(24,307)	98,253	2.54%	7.74%	8.43
Non-Agency interest only securities	n/a	n/a	8,367	1,832	(250)	9,949	1.17%	16.73%	2.75
CLOs	n/a	n/a	211,236	1	(47,943)	163,294	3.25%	8.48%	3.84
ABS backed by consumer loans	71,617	(24,277)	47,340	1,052	(1,094)	47,298	11.82%	17.39%	1.08
Corporate debt	24,174	(23,187)	987	1,220	—	2,207	—%	—%	2.85
Corporate equity	n/a	n/a	1,604	160	(750)	1,014	n/a	n/a	n/a
Total Long	1,414,935	(203,926)	1,479,723	55,883	(84,186)	1,451,420	3.86%	5.05%	4.37
Short:
Corporate debt	(450)	(6)	(456)	5	(10)	(461)	5.32%	5.21%	4.14
U.S. Treasury securities	(14,000)	(273)	(14,273)	—	(37)	(14,310)	0.63%	0.41%	6.21
European sovereign bonds	(36,280)	1,622	(34,658)	—	(2,064)	(36,722)	0.22%	0.06%	3.36
Total Short	(50,730)	1,343	(49,387)	5	(2,111)	(51,493)	0.39%	0.21%	4.16
Total	$1,364,205	$(202,583)	$1,430,336	$55,888	$(86,297)	$1,399,927	3.98%	4.89%	4.38
(1)Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the coupon rates or loan rates on the underlying collateral.
(2)Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

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
(1)Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the coupon rates or loan rates on the underlying collateral.
(2)Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

The following tables detail weighted average life of the Company's Agency RMBS as of September 30, 2020 and December 31, 2019.
September 30, 2020:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$150,492	$146,624	4.26%	$8,893	$8,267	3.90%
Greater than three years and less than seven years	706,422	678,227	3.95%	39,604	36,038	3.63%
Greater than seven years and less than eleven years	11,236	11,053	3.01%	1,048	1,049	0.28%
Greater than eleven years	—	—	—%	2,160	2,153	0.78%
Total	$868,150	$835,904	3.99%	$51,705	$47,507	3.47%
(1)Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
(2)Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.
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
(1)Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
(2)Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.

The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of September 30, 2020 and December 31, 2019.
September 30, 2020:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$80,873	$77,739	3.67%	$4,079	$2,685	0.55%	$61,222	$63,694	9.43%
Greater than three years and less than seven years	106,561	102,374	3.38%	5,870	5,682	1.47%	150,175	193,955	3.38%
Greater than seven years and less than eleven years	96,327	119,267	2.48%	—	—	—%	1,402	1,914	—%
Greater than eleven years	24,042	27,398	1.04%	—	—	—%	—	—	—%
Total	$307,803	$326,778	2.93%	$9,949	$8,367	1.17%	$212,799	$259,563	4.84%
(1)Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
(2)Other Securities includes asset-backed securities, backed by consumer loans, corporate debt, and U.S. Treasury securities.
(3)Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.
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
(1)Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
(2)Other Securities includes asset-backed securities, backed by consumer loans, corporate debt, and U.S. Treasury securities.
(3)Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.

The following tables detail the components of interest income by security type for the three- and nine-month periods ended September 30, 2020 and 2019:

	Three-Month Period Ended
(In thousands)	September 30, 2020			September 30, 2019
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$14,117	$(7,454)	$6,663	$16,026	$(6,290)	$9,736
Non-Agency RMBS and CMBS	3,311	1,911	5,222	3,383	430	3,813
CLOs	2,256	2,179	4,435	3,480	(627)	2,853
Other securities(1)	2,970	(1,435)	1,535	1,670	(611)	1,059
Total	$22,654	$(4,799)	$17,855	$24,559	$(7,098)	$17,461

	Nine-Month Period Ended
(In thousands)	September 30, 2020			September 30, 2019
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$47,632	$(25,516)	$22,116	$42,681	$(15,883)	$26,798
Non-Agency RMBS and CMBS	10,995	4,001	14,996	10,514	1,666	12,180
CLOs	11,662	1,543	13,205	11,391	(1,138)	10,253
Other securities(1)	8,992	(3,584)	5,408	4,706	(1,528)	3,178
Total	$79,281	$(23,556)	$55,725	$69,292	$(16,883)	$52,409
(1)Other securities includes ABS backed by consumer loans, corporate debt securities, and U.S. Treasury securities.
For the three-month periods ended September 30, 2020 and 2019, the Catch-Up Premium Amortization Adjustment was $0.3 million and $(1.5) million, respectively. For the nine-month periods ended September 30, 2020 and 2019, the Catch-Up Premium Amortization Adjustment was $(4.4) million and $(2.9) million, respectively.
The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three- and nine-month periods ended September 30, 2020 and 2019.

	Three-Month Period Ended
(In thousands)	September 30, 2020				September 30, 2019(1)
Security Type	Proceeds(2)	Gross Realized Gains	Gross Realized Losses(3)	Net Realized Gain (Loss)	Proceeds(2)	Gross Realized Gains	Gross Realized Losses(3)	Net Realized Gain (Loss)
Agency RMBS	$10,675	$2,467	$(564)	$1,903	$331,572	$4,511	$(34)	$4,477
Non-Agency RMBS and CMBS	17,926	1,669	(171)	1,498	16,496	9,606	(341)	9,265
CLOs	—	—	256	256	2,060	1,287	27	1,314
Other securities(4)	11,861	373	(74)	299	138,000	63	(220)	(157)
Total	$40,462	$4,509	$(553)	$3,956	$488,128	$15,467	$(568)	$14,899
(1)Conformed to current period presentation.
(2)Includes proceeds on sales of securities not yet settled as of period end.
(3)Excludes realized losses of $(2.5) million and $(10.1) million, for the three-month periods ended September 30, 2020 and 2019, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(4)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

	Nine-Month Period Ended
(In thousands)	September 30, 2020				September 30, 2019(1)
Security Type	Proceeds(2)	Gross Realized Gains	Gross Realized Losses	Net Realized Gain (Loss)	Proceeds(2)	Gross Realized Gains	Gross Realized Losses(3)	Net Realized Gain (Loss)
Agency RMBS	$1,438,469	$15,982	$(3,369)	$12,613	$719,082	$6,954	$(1,950)	$5,004
Non-Agency RMBS and CMBS	116,349	11,081	(3,880)	7,201	165,180	11,356	(3,835)	7,521
CLOs	41,714	1,122	(2,928)	(1,806)	58,157	1,169	(816)	353
Other securities(4)	169,172	1,273	(329)	944	602,443	801	(1,206)	(405)
Total	$1,765,704	$29,458	$(10,506)	$18,952	$1,544,862	$20,280	$(7,807)	$12,473
(1)Conformed to current period presentation.
(2)Includes proceeds on sales of securities not yet settled as of period end.
(3)Excludes realized losses of $(16.3) million and $(16.1) million, for the nine-month periods ended September 30, 2020 and 2019, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(4)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.
The following table presents the fair value and gross unrealized losses of our long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost bases, by length of time that such securities have been in an unrealized loss position at September 30, 2020.
September 30, 2020:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$138,286	$(673)	$1,881	$(112)	$140,167	$(785)
Non-Agency RMBS and CMBS	18,887	(1,560)	1,665	(84)	20,552	(1,644)
CLOs	10,204	(10,069)	54	—	10,258	(10,069)
Other securities(1)	647	(431)	—	—	647	(431)
Total	$168,024	$(12,733)	$3,600	$(196)	$171,624	$(12,929)
(1)Other securities includes ABS backed by consumer loans, corporate debt and equity, and U.S. Treasury securities.
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
(1)Other securities includes ABS backed by consumer loans, corporate debt and equity, and U.S. Treasury securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of September 30, 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $28.4 million related to adverse changes in estimated future cash flows on its securities, primarily due to the economic impact of the COVID-19 pandemic. Certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such securities; as of September 30, 2020, the estimated credit losses on such securities was $4.0 million. As of September 30, 2020, the Company determined for certain securities that a portion of such securities cost basis is not collectible; for the three- and nine-month periods ended September 30, 2020, the Company recognized realized losses on these securities of $(2.5) million and $(16.3) million, respectively, which are reflected in Net realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
For the three- and nine-month periods ended September 30, 2019, the Company recognized an impairment charge of $10.1 million and $16.1 million, respectively, on the cost basis of its securities, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, and corporate loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of September 30, 2020 and December 31, 2019:

	As of
(In thousands)	September 30, 2020		December 31, 2019
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$1,004,980	$1,030,709	$911,705	$932,203
Commercial mortgage loans	252,305	252,231	277,870	274,759
Consumer loans	150,062	152,609	179,743	186,954
Corporate loans	7,063	7,063	18,415	18,510
Total	$1,414,410	$1,442,612	$1,387,733	$1,412,426
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
The following table provides details, by accrual status, for loans that are 90 days or more past due as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020		December 31, 2019
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$67,121	$64,414	$22,092	$19,401
Commercial mortgage loans	23,750	23,671	28,936	26,545
Consumer loans	1,284	1,131	5,633	5,225

Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of September 30, 2020 and December 31, 2019.
September 30, 2020:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$996,429	$8,676	$1,005,105	$21,504	$(4,355)	$1,022,254	6.23%	5.15%	1.66
Residential mortgage loans, held-for-sale	8,551	(863)	7,688	793	(26)	8,455	4.73%	6.04%	5.50
Total	$1,004,980	$7,813	$1,012,793	$22,297	$(4,381)	$1,030,709	6.22%	5.16%	1.70
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $760.4 million of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $17.5 million and $(0.2) million of gross unrealized gains and gross unrealized losses, respectively; such unrealized gains (losses) are presented on a gross basis on the Company's Condensed Consolidated Statement of Operations. See Residential Mortgage Loan Securitizations in Note 10 for additional information.
December 31, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$911,705	$9,354	$921,059	$13,082	$(1,938)	$932,203	6.44%	5.79%	1.90
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $628.4 million of non-QM loans that have been securitized and are held in consolidated securitization trusts.

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of September 30, 2020 and December 31, 2019:

Property Location by U.S. State	September 30, 2020	December 31, 2019
California	44.0%	46.6%
Florida	13.8%	11.9%
Texas	10.4%	11.9%
Colorado	2.8%	3.2%
Massachusetts	2.6%	2.9%
Oregon	2.4%	2.2%
Arizona	1.9%	2.4%
Utah	1.9%	1.9%
Illinois	1.8%	1.7%
New Jersey	1.8%	1.1%
Nevada	1.7%	1.6%
Washington	1.6%	1.6%
New York	1.3%	1.3%
North Carolina	1.2%	—%
Georgia	1.1%	—%
Maryland	1.0%	1.1%
Connecticut	1.0%	—%
Other	7.7%	8.6%
	100.0%	100.0%
The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of September 30, 2020 and December 31, 2019.

	As of
	September 30, 2020		December 31, 2019
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$23,002	$21,572	$27,663	$25,323
Non-performing	64,710	62,343	17,757	15,580
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. At September 30, 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $2.6 million related to adverse changes in estimated future cash flows on its residential mortgage loans, primarily due to the economic impact of the COVID-19 pandemic. Certain of the Company's residential mortgage loans, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such loans; as of September 30, 2020, the estimated credit losses on such loans was $0.4 million. The Company has determined for certain of its residential mortgage loans that a portion of such loans' cost basis is not collectible; for the three- and nine-month periods ended September 30, 2020, the Company recognized realized losses on these loans of $51 thousand and $(0.5) million, which are reflected in Net realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
For the three- and nine-month periods ended September 30, 2019, the Company recognized an impairment charge of $0.3 million and $0.7 million, on the cost basis of its residential mortgage loans, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
As of September 30, 2020 and December 31, 2019, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $11.1 million and $10.9 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of September 30, 2020 and December 31, 2019:
September 30, 2020:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$252,305	$(122)	$252,183	$535	$(487)	$252,231	8.25%	8.14%	0.77
(1)Excludes commercial mortgage loans, in non-accrual status, with a fair value of $23.8 million.
(2)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
December 31, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$277,870	$(3,302)	$274,568	$253	$(62)	$274,759	7.65%	8.58%	1.07
(1)Excludes commercial mortgage loans, held at par in non-accrual status, with a fair value of $10.7 million.
(2)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of September 30, 2020 and December 31, 2019:

Property Location by U.S. State	September 30, 2020	December 31, 2019
Florida	17.6%	31.7%
New York	16.5%	17.7%
Pennsylvania	11.5%	—%
Connecticut	9.3%	8.2%
Missouri	6.6%	4.6%
Ohio	6.1%	—%
California	5.7%	—%
Massachusetts	5.2%	4.7%
New Jersey	4.9%	13.3%
Arizona	3.7%	3.8%
Virginia	3.6%	6.8%
Indiana	2.4%	2.1%
North Carolina	2.0%	1.8%
Nevada	1.6%	1.5%
Tennessee	1.6%	1.5%
Illinois	1.3%	1.2%
Other	0.4%	1.1%
	100.0%	100.0%
As of September 30, 2020, the Company had two non-performing commercial mortgage loans with an unpaid principal balance and fair value of $23.8 million and $23.7 million, respectively. As of December 31, 2019, the Company had three non-performing commercial mortgage loans with an unpaid principal balance and fair value of $28.9 million and $26.5 million, respectively.

As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. At September 30, 2020, the expected future credit losses, which it tracks for purposes of calculating interest income, of $0.4 million related to adverse changes in estimated future cash flows on its commercial mortgage loans. For the three- and nine-month periods ended September 30, 2019, the Company did not recognize any impairment charge on the cost basis of its commercial mortgage loans.
As of September 30, 2020, the Company did not have any commercial mortgage loans that were in the process of foreclosure. As of December 31, 2019, the Company had two commercial mortgage loans with a fair value of $16.0 million that were in the process of foreclosure.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of September 30, 2020 and December 31, 2019:
September 30, 2020:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$150,062	$7,347	$157,409	$1,430	$(6,230)	$152,609	0.88	4
(1)Includes $0.6 million of charged-off loans for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
(2)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
December 31, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$179,743	$5,027	$184,770	$2,561	$(377)	$186,954	0.82	4
(1)Includes $0.6 million of charged-off loans for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
(2)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of September 30, 2020 and December 31, 2019:

Days Past Due	September 30, 2020	December 31, 2019
Current	96.2%	95.3%
30-59 Days	1.6%	2.1%
60-89 Days	1.1%	1.4%
90-119 Days	0.8%	1.2%
>120 Days	0.3%	—%
	100.0%	100.0%
During the three-month periods ended September 30, 2020 and 2019, the Company charged off $3.9 million and $4.9 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. During each of the nine-month periods ended September 30, 2020 and 2019, the Company charged off $13.9 million of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of both September 30, 2020 and December 31, 2019, the Company held charged-off consumer loans with an aggregate fair value of $0.6 million for which the Company has determined that it is probable the servicer will be able to collect principal and interest.

As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. At September 30, 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $4.7 million on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible; for each of the three- and nine-month periods ended September 30, 2020, the Company recognized realized losses on these loans of $0.1 million.
For the three- and nine-month periods ended September 30, 2019, the Company recognized an impairment charge of $1.1 million and $4.6 million, respectively, on the cost basis of its consumer loan pools, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of September 30, 2020 and December 31, 2019:
September 30, 2020:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$7,063	$7,063	19.43%	1.98
(1)See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2019:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)(2)	$18,415	$18,510	17.62%	0.87
(1)See Note 13 for further details on the Company's transactions involving a loan originator in which the Company also holds an equity investment.
(2)See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
6. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of September 30, 2020 and December 31, 2019, the Company's investments in unconsolidated entities had an aggregate fair value of $95.8 million and $71.9 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the three-month periods ended September 30, 2020 and 2019, the Company recognized $11.4 million and $2.8 million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. For the nine-month periods ended September 30, 2020 and 2019, the Company recognized $10.6 million and $6.9 million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of September 30, 2020 and December 31, 2019, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $37.1 million and $28.5 million.

The following table provides details about the Company's investments in unconsolidated entities as of September 30, 2020 and December 31, 2019:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	September 30, 2020	December 31, 2019
Longbridge Financial, LLC(1)	Preferred shares	49.7%	49.7%
LendSure Mortgage Corp.(1)(2)	Common shares	49.9%	49.9%
Jepson Holdings Limited(1)	Membership Interest	30.1%	30.1%
Elizon AFG 2018-1 LLC(1)(3)(4)	Membership Interest	22.1%	13.4%
Elizon DB 2015-1 LLC(1)(3)(5)	Membership Interest	8.5%	3.5%
Other	Various	7.4%–51.0%	7.7%–51.0%
(1)See Note 13 for additional details on the Company's related party transactions.
(2)Excludes investment in warrants convertible into non-voting common shares; including such warrants the Company's additional non-voting stake in the entity was 15.0% as of September 30, 2020. See Note 13 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
(3)The Company has evaluated this entity and determined that it meets the definition of a VIE. The Company evaluated its interest in the VIE and determined that the Company does not have the power to direct the activities of the VIE and does not have control of the underlying assets, where applicable. As a result, the Company determined that it is not the primary beneficiary of this VIE and therefore has not consolidated the VIE.
(4)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated portions of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated portions of the Joint Entity, was 61.7% and 70.4% as of September 30, 2020 and December 31, 2019, respectively.
(5)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities each consolidate their segregated portions of the Joint Entity . The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated portions of the Joint Entity, was 53.1% and 48.7% as of September 30, 2020 and December 31, 2019, respectively.
For the nine-month period ended September 30, 2020, the Company recognized unrealized gains that may be deemed to be significant in relation to the Company's net income related to one of the Company's investments in an unconsolidated entity, a mortgage originator. For the three-month periods ended September 30, 2020 and 2019, the Company recognized $8.9 million and $2.1 million, respectively of unrealized gains included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations. For the nine-month periods ended September 30, 2020 and 2019, the Company recognized $13.2 million and $0.6 million, respectively of unrealized gains included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations. The following table provides a summary of the results of operations of this entity for the three- and nine-month periods ended September 30, 2020 and 2019.

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$4,827	$6,957	$10,030	$14,486
Net income (loss)	$15,962	$4,739	$28,901	$3,074

7. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the three- and nine-month periods ended September 30, 2020 and 2019:

	Three-Month Period Ended
	September 30, 2020		September 30, 2019
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (June 30, 2020 and June 30, 2019, respectively)	13	$24,044	20	$47,621
Transfers from mortgage loans	4	676	1	601
Capital expenditures and other adjustments to cost		27		—
Adjustments to record at the lower of cost or fair value		147		6
Disposals	(1)	(100)	(7)	(3,805)
Ending Balance (September 30, 2020 and September 30, 2019, respectively)	16	$24,794	14	$44,423

	Nine-Month Period Ended
	September 30, 2020		September 30, 2019
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2019 and January 1, 2019, respectively)	15	$30,584	20	$30,778
Transfers from mortgage loans	9	2,198	5	18,314
Capital expenditures and other adjustments to cost		153		240
Adjustments to record at the lower of cost or fair value		(813)		(257)
Disposals	(8)	(7,328)	(11)	(4,652)
Ending Balance (September 30, 2020 and September 30, 2019, respectively)	16	$24,794	14	$44,423
During the three-month period ended September 30, 2020, the Company sold one REO property, realizing a net gain (loss) of approximately $(18) thousand. During the three-month period ended September 30, 2019, the Company sold seven REO properties, realizing a net gain (loss) of approximately $1.2 million. During the nine-month period ended September 30, 2020, the Company sold eight REO properties, realizing a net gain (loss) of approximately $0.1 million. During the nine-month period ended September 30, 2019, the Company sold eleven REO properties, realizing a net gain (loss) of approximately $1.2 million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Condensed Consolidated Statement of Operations. As of September 30, 2020 and December 31, 2019 all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. As of September 30, 2020 and December 31, 2019, the Company had REO measured at fair value on a non-recurring basis of $18.4 million and $19.4 million, respectively.

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
The following table details the fair value of the Company's holdings of financial derivatives as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$394	$90
TBA securities sale contracts	756	506
Fixed payer interest rate swaps	5	3,914
Fixed receiver interest rate swaps	13,785	1,554
Credit default swaps on asset-backed securities	351	993
Credit default swaps on asset-backed indices	9,722	3,319
Credit default swaps on corporate bonds	39	2
Credit default swaps on corporate bond indices	2,419	5,599
Total return swaps	105	620
Futures	1	148
Forwards	256	43
Warrants	31	—
Total financial derivatives–assets, at fair value	27,864	16,788
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	$(156)	$—
TBA securities sale contracts	(130)	(1,012)
Fixed payer interest rate swaps	(29,712)	(8,513)
Fixed receiver interest rate swaps	(62)	(206)
Credit default swaps on asset-backed indices	(142)	(250)
Credit default swaps on corporate bonds	(580)	(1,693)
Credit default swaps on corporate bond indices	(3,572)	(14,524)
Total return swaps	(88)	(1,209)
Futures	(331)	(45)
Forwards	(41)	(169)
Total financial derivatives–liabilities, at fair value	(34,814)	(27,621)
Total	$(6,950)	$(10,833)

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of September 30, 2020 and December 31, 2019:
September 30, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$17,500	$(223)	2.75%	0.23%	0.47
2022	129,975	(1,952)	1.21	0.26	1.40
2023	146,012	(5,052)	1.50	0.24	2.67
2025	31,500	(902)	0.95	0.25	4.61
2026	28,104	(1,463)	1.25	0.22	5.74
2027	34,000	(89)	0.49	0.22	6.73
2028	32,942	(4,721)	2.40	0.23	7.59
2029	92,594	(9,789)	1.78	0.25	9.04
2030	68,463	(2,781)	1.10	0.25	9.44
2036	1,100	(84)	1.45	0.22	15.39
2049	5,796	(2,651)	2.89	0.30	28.28
Total	$587,986	$(29,707)	1.43%	0.25%	5.15
December 31, 2019:

			Weighted Average
Maturity	Notional Amount(1)	Fair Value(1)	Pay Rate(2)(3)	Receive Rate(2)	Remaining Years to Maturity(4)
	(In thousands)
2020	$68,607	$(234)	1.74%	1.93%	0.24
2021	268,929	(419)	1.73	1.95	1.64
2022	31,350	9	1.65	1.93	2.14
2023	101,012	(1,265)	2.06	1.91	3.29
2024	13,000	99	1.56	1.89	4.90
2025	12,800	(24)	n/a	n/a	5.22
2026	59,902	1,946	1.24	1.94	6.50
2028	32,942	(1,634)	2.40	1.93	8.34
2029	136,838	(2,018)	2.02	1.96	9.61
2030	685	(32)	2.38	1.90	10.90
2036	1,100	87	1.45	1.94	16.14
2049	5,796	(1,114)	2.89	2.09	29.03
Total	$732,961	$(4,599)	1.83%	1.94%	4.31
(1)Includes forward-starting interest rate swaps with a notional amount of $20.9 million and fair value of $(41) thousand.
(2)Excludes forward-starting interest rate swaps.
(3)Including forward-starting interest rate swaps the total weighted average pay rate was 1.83%.
(4)Includes forward-starting interest rate swaps, all of which start within six months of period end.

The following tables provide information about the Company's fixed receiver interest rate swaps as of September 30, 2020 and December 31, 2019:
September 30, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$12,950	$201	0.23%	1.75%	0.96
2022	87,683	1,514	0.26	1.33	1.45
2023	48,657	2,234	0.23	2.00	2.51
2024	86,342	5,262	0.26	1.65	3.99
2025	39,685	226	0.24	0.44	4.66
2027	25,108	343	0.30	0.63	6.50
2029	9,800	1,030	0.24	1.78	9.02
2030	128,335	2,913	0.25	0.90	9.47
Total	$438,560	$13,723	0.25%	1.25%	5.15
December 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$181,950	$(49)	1.89%	1.67%	1.84
2022	53,974	441	1.91	1.85	2.17
2023	48,657	709	1.92	2.00	3.26
2024	11,342	306	2.09	2.33	4.23
2029	9,800	(59)	1.91	1.78	9.77
Total	$305,723	$1,348	1.91%	1.78%	2.47

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020			December 31, 2019
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$416	$6	17.25	$695	$10	23.80
Credit default swaps on corporate bonds	1,600	39	5.22	430	2	0.47
Credit default swaps on corporate bond indices	69,381	1,913	2.71	130,707	5,547	2.42
Short:
Credit default swaps on asset-backed securities	(955)	351	14.95	(2,640)	993	15.63
Credit default swaps on asset-backed indices	(30,668)	9,716	37.71	(63,515)	3,309	38.40
Credit default swaps on corporate bond indices	(10,036)	506	1.64	(1,997)	52	3.97
Liability:
Long:
Credit default swaps on asset-backed indices	480	(142)	32.61	344	(145)	29.35
Short:
Credit default swaps on asset-backed indices	(1)	—	29.25	(4,501)	(105)	40.31
Credit default swaps on corporate bonds	(12,200)	(580)	3.71	(10,800)	(1,693)	3.92
Credit default swaps on corporate bond indices	(126,983)	(3,572)	2.07	(250,088)	(14,524)	2.51
	$(108,966)	$8,237	11.71	$(201,365)	$(6,554)	14.88
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020			December 31, 2019
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Short Contracts:
U.S. Treasury futures	$(300)	$1	2.73	$—	$—	—
Liabilities:
Long Contracts:
U.S. Treasury futures	$1,900	$(31)	2.73	—	—	—
Short Contracts:
U.S. Treasury futures	(165,600)	(300)	3.00	(16,000)	148	2.77
Eurodollar futures	—	—	—	(14,000)	(45)	4.05
Total, net	$(164,000)	$(330)	3.00	$(30,000)	$103	3.37
Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of September 30, 2020 and December 31, 2019:

	September 30, 2020			As of December, 31, 2019
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	1,546	$31	2.08	1,515	$—	2.82
TBAs
The Company transacts in the forward settling TBA market. Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are generally liquid, have quoted market prices, and represent the most actively traded class of MBS. The Company uses TBAs to mitigate interest rate risk, usually by taking short positions. The Company also invests in TBAs as a means of acquiring additional exposure to Agency RMBS, or for investment purposes, including holding long positions.
The Company does not generally take delivery of TBAs; rather, it settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished.

As of September 30, 2020 and December 31, 2019, the Company had outstanding TBA purchase and sale contracts as follows:

	September 30, 2020				December 31, 2019
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$100,890	$103,882	$104,276	$394	$40,100	$40,585	$40,675	$90
Liabilities	68,000	71,370	71,214	(156)	—	—	—	—
	168,890	175,252	175,490	238	40,100	40,585	40,675	90
Sale contracts:
Assets	(401,722)	(428,049)	(427,293)	756	(319,981)	(332,080)	(331,574)	506
Liabilities	(86,845)	(91,369)	(91,499)	(130)	(773,749)	(806,568)	(807,580)	(1,012)
	(488,567)	(519,418)	(518,792)	626	(1,093,730)	(1,138,648)	(1,139,154)	(506)
Total TBA securities, net	$(319,677)	$(344,166)	$(343,302)	$864	$(1,053,630)	$(1,098,063)	$(1,098,479)	$(416)
(1)Notional amount represents the principal balance of the underlying Agency RMBS.
(2)Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.
(4)Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis, and is reported in Financial derivatives-assets, at fair value and Financial derivatives-liabilities, at fair value on the Condensed Consolidated Balance Sheet.
Gains and losses on the Company's derivative contracts for the three- and nine-month periods ended September 30, 2020 and 2019 are summarized in the tables below:
Three-Month Period Ended September 30, 2020:

Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives(1)	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(2)
(In thousands)
Interest rate swaps	Interest Rate	$(1,150)	$(29)	$(1,179)	$516	$1,104	$1,620
Credit default swaps on asset-backed securities	Credit		1	1		(1)	(1)
Credit default swaps on asset-backed indices	Credit		(239)	(239)		503	503
Credit default swaps on corporate bond indices	Credit		(1,067)	(1,067)		(1,059)	(1,059)
Credit default swaps on corporate bonds	Credit		(93)	(93)		(334)	(334)
Total return swaps	Credit		(125)	(125)		(348)	(348)
TBAs	Interest Rate		2,367	2,367		(744)	(744)
Futures	Interest Rate		(402)	(402)		52	52
Forwards	Currency		(898)	(898)		33	33
Total		$(1,150)	$(485)	$(1,635)	$516	$(794)	$(278)
(1)Includes realized gain/(loss) on transactions involving foreign-currency-denominated financial derivatives in the amount of $(15) thousand for the three-month period ended September 30, 2020, which is included on the Condensed Consolidated Statement of Operations in Other, net.
(2)Includes foreign currency remeasurement on financial derivatives in the amount of $20 thousand for the three-month period ended September 30, 2020, which is included on the Condensed Consolidated Statement of Operations in Other, net.

Three-Month Period Ended September 30, 2019

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
(1)Includes realized gain/(loss) on transactions involving foreign-currency-denominated financial derivatives in the amount of $17 thousand for the three-month period ended September 30, 2019, which is included on the Condensed Consolidated Statement of Operations in Other, net.
(2)Includes foreign currency remeasurement on financial derivatives in the amount of $16 thousand for the three-month period ended September 30, 2019, which is included on the Condensed Consolidated Statement of Operations in Other, net.

Nine-Month Period Ended September 30, 2020:

Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives(1)	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(2)
(In thousands)
Interest rate swaps	Interest Rate	$(1,900)	$(8,761)	$(10,661)	$541	$(16,373)	$(15,832)
Credit default swaps on asset-backed securities	Credit		(955)	(955)		915	915
Credit default swaps on asset-backed indices	Credit		3,660	3,660		7,642	7,642
Credit default swaps on corporate bond indices	Credit		(550)	(550)		3,080	3,080
Credit default swaps on corporate bonds	Credit		356	356		711	711
Total return swaps	Credit		(2,180)	(2,180)		607	607
TBAs	Interest Rate		(6,778)	(6,778)		1,280	1,280
Futures	Interest Rate		(7,866)	(7,866)		(434)	(434)
Forwards	Currency		(616)	(616)		343	343
Warrants	Equity Market/Credit		—	—		(382)	(382)
Options	Credit		(100)	(100)		—	—
Total		$(1,900)	$(23,790)	$(25,690)	$541	$(2,611)	$(2,070)
(1)Includes realized gain/(loss) on transactions involving foreign-currency-denominated financial derivatives in the amount of $12 thousand for the nine-month period ended September 30, 2020, which is included on the Condensed Consolidated Statement of Operations in Other, net.
(2)Includes foreign currency remeasurement on financial derivatives in the amount of $39 thousand for the nine-month period ended September 30, 2020, which is included on the Condensed Consolidated Statement of Operations in Other, net.

Nine-Month Period Ended September 30, 2019:

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
(1)Includes realized gain/(loss) on transactions involving foreign-currency-denominated financial derivatives in the amount of $47 thousand for the nine-month period ended September 30, 2019, which is included on the Condensed Consolidated Statement of Operations in Other, net.
(2)Includes foreign currency remeasurement on financial derivatives in the amount of $8 thousand for the nine-month period ended September 30, 2019, which is included on the Condensed Consolidated Statement of Operations in Other, net.
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine-month period ended September 30, 2020 and year ended December 31, 2019:

Derivative Type	Nine-Month Period Ended September 30, 2020	Year Ended December 31, 2019
(In thousands)
Interest rate swaps	$1,078,808	$731,941
TBAs	732,048	973,331
Credit default swaps	290,822	399,316
Total return swaps	7,819	39,434
Futures	143,440	167,708
Options	1,950	19,825
Forwards	36,935	30,930
Warrants	1,543	2,222
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of September 30, 2020 and December 31, 2019, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at September 30, 2020 and December 31, 2019 are summarized below:

Credit Derivatives	September 30, 2020	December 31, 2019
(In thousands)
Fair Value of Written Credit Derivatives, Net	$1,816	$5,414
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	—	(3,248)
Notional Value of Written Credit Derivatives (2)	71,877	132,176
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	—	(81,637)
(1)Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.
(2)The notional value is the maximum amount that a seller of credit protection would be obligated to pay, and a buyer of credit protection would receive, upon occurrence of a "credit event." Movements in the value of credit default swap transactions may require the Company or the counterparty to post or receive collateral. Amounts due or owed under credit derivative contracts with an International Swaps and Derivatives Association, or "ISDA," counterparty may be offset against amounts due or owed on other credit derivative contracts with the same ISDA counterparty. As a result, the notional value of written credit derivatives involving a particular underlying reference asset or index has been reduced (but not below zero) by the notional value of any contracts where the Company has purchased credit protection on the same reference asset or index with the same ISDA counterparty.
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at September 30, 2020 and December 31, 2019, implied credit spreads on such contracts ranged between 53.2 and 382.3 basis points and 10.9 and 440.0 basis points, respectively. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(0.1) million as of both September 30, 2020 and December 31, 2019. Estimated points up front on these contracts as of September 30, 2020 ranged between 54.2 and 85.2 and as of December 31, 2019 estimated points up front on these contracts was 57.0. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at September 30, 2020 and December 31, 2019 were $(2.1) million and $(3.3) million, respectively.

9. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019.

(In thousands)	September 30, 2020 (1)	December 31, 2019 (1)
Assets
Cash and cash equivalents	$1,152	$6,016
Restricted cash	175	175
Securities, at fair value	46,857	47,923
Loans, at fair value	1,423,035	1,393,916
Investments in unconsolidated entities, at fair value	6,289	5,641
Real estate owned	24,794	30,584
Investment related receivables	43,542	28,668
Other assets	2,250	6,191
Total Assets	$1,548,094	$1,519,114
Liabilities
Repurchase agreements	$260,310	$302,791
Investment related payables	—	3,275
Other secured borrowings	142,674	150,334
Other secured borrowings, at fair value	695,516	594,396
Interest payable	402	1,247
Accrued expenses and other liabilities	1,301	2,279
Total Liabilities	1,100,203	1,054,322
Total Stockholders' Equity	422,217	440,394
Non-controlling interests	25,674	24,400
Total Equity	447,891	464,794
Total Liabilities and Equity	$1,548,094	$1,519,116
(1)See Note 10 and Note 13 for additional information on the Company's consolidated VIEs.
10. Securitization Transactions
Participation in CLO Transactions
Since June 2017, an affiliate of Ellington has sponsored four CLO securitization transactions (the "Ellington-sponsored CLO Securitizations"), collateralized by corporate loans and managed by an affiliate of Ellington (the "CLO Manager"). Ellington, the Company, several other affiliates of Ellington, and in certain cases, third parties, participated in the Ellington-sponsored CLO Securitizations (collectively, the "CLO Co-Participants").
Pursuant to each Ellington-sponsored CLO Securitization, a newly formed securitization trust (each a "CLO Issuer") issued various classes of notes, which were in turn sold to unrelated third parties and the applicable CLO Co-Participants.
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of September 30, 2020 and December 31, 2019, the fair value of the Company's investment in the notes issued by the CLO Issuers was $13.8 million and $39.7 million, respectively.
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
(1)In order to comply with the Risk Retention Rules, the Sponsor purchased the two most subordinated classes of Certificates and the excess cash flow certificates, with an aggregate value as of the settlement date equal to 5.7% of the fair value of all Certificates issued. The Sponsor also purchased, for an aggregate purchase price of $1.3 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.
(2)In order to comply with the Risk Retention Rules, the Sponsor purchased the two most subordinated classes of Certificates and the excess cash flow certificates, with an aggregate value as of the settlement date equal to 6.1% of the fair value of all Certificates issued. The Sponsor also purchased, for an aggregate purchase price of $1.2 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.
(3)In order to comply with the Risk Retention Rules, the Sponsor purchased the two most subordinated classes of Certificates and the excess cash flow certificates, with an aggregate value as of the settlement date equal to 6.4% of the fair value of all Certificates issued. The Sponsor also purchased, for an aggregate purchase price of $1.7 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.
(4)In order to comply with the Risk Retention Rules, the Sponsor purchased the two most subordinated classes of Certificates and the excess cash flow certificates, with an aggregate value as of the settlement date equal to 8.0% of the fair value of all Certificates issued. Additionally, the Sponsor purchased another subordinated class of Certificates with an aggregate value equal to 3.5% of the fair value of all Certificates issued as of the settlement date. Finally, the Sponsor also purchased, for an aggregate purchase price of $1.9 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.
The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Assets:
Loans, at fair value	$760,420	$628,415
Real estate owned	658	658
Investment related receivables	5,793	10,409
Liabilities:
Other secured borrowings, at fair value	695,516	594,396
11. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of September 30, 2020 and December 31, 2019, the Company's total secured borrowings were $2.3 billion and $3.2 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 24 counterparties as of September 30, 2020 as compared to 28 counterparties as of December 31, 2019.
As of September 30, 2020, remaining days to maturity on the Company's open repurchase agreements ranged from 1 day to 608 days. Interest rates on the Company's open repurchase agreements ranged from 0.22% to 5.24% as of September 30, 2020. As of December 31, 2019, remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 882 days. Interest rates on the Company's open repurchase agreements ranged from 0.15% to 5.20% as of December 31, 2019.
The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS and credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), by remaining maturity as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$241,423	0.31%	17	$511,996	2.08%	17
31-60 Days	418,573	0.27%	44	744,387	1.93%	47
61-90 Days	107,446	0.45%	72	594,738	1.96%	76
91-120 Days	5,675	1.35%	99	10,270	2.24%	93
151-180 Days	17,237	0.29%	168	3,082	2.67%	171
181-360 Days	93,432	0.30%	287	—	—%	—
Total Agency RMBS	883,786	0.31%	69	1,864,473	1.98%	48
Credit:
30 Days or Less	40,785	2.14%	10	16,549	3.38%	25
31-60 Days	98,068	2.85%	45	104,491	3.14%	48
61-90 Days	113,027	2.54%	77	138,837	3.03%	73
91-120 Days	154,379	2.79%	106	—	—%	—
121-150 Days	6,015	3.29%	134	7,460	3.89%	123
151-180 Days	13,750	3.23%	167	31,498	3.87%	173
181-360 Days	81,933	4.83%	228	186,661	3.80%	250
> 360 Days	48,241	3.05%	608	95,331	4.52%	678
Total Credit Assets	556,198	3.04%	145	580,827	3.61%	229
Total	$1,439,984	1.37%	98	$2,445,300	2.37%	91
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of September 30, 2020 and December 31, 2019, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $1.783 billion and $2.763 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of December 31, 2019 include investments in the amount of

$64.7 million, that were sold prior to period end but for which such sale had not yet settled. In addition, as of September 30, 2020 and December 31, 2019, the Company posted net cash collateral of $27.7 million and $31.0 million, respectively, as well as posting additional securities with a fair value of $28 thousand and $0.2 million, respectively, to its counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. As of both September 30, 2020 and December 31, 2019, there was no single counterparty for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.
Other Secured Borrowings
In February 2018, the Company entered into agreements to finance a portfolio of unsecured loans through a recourse secured borrowing facility. The facility has a term ending in February 2021. The facility accrues interest on a floating-rate basis. As of September 30, 2020 and December 31, 2019, the Company had outstanding borrowings under this facility in the amount of $10.5 million and $16.0 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. The effective interest rate, inclusive of related deferred financing costs, was 2.28% and 3.85% as of September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, the fair value of unsecured loans collateralizing this borrowing was $13.9 million and $22.3 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of September 30, 2020, the Company was in compliance with all of its covenants.
In November 2019, the Company amended its non-recourse secured borrowing facility that is used to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending in December 2020 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying loans. The facility accrues interest on a floating rate basis. As of September 30, 2020 and December 2019, the Company had outstanding borrowings under this facility in the amount of $95.7 million and $102.5 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. The effective interest rate on this facility, inclusive of related deferred financing costs, was 2.53% and 4.01%, as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, the fair value of unsecured loans collateralizing this borrowing was $132.4 million and $144.1 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of September 30, 2020, the Company was in compliance with all of its covenants.
In December 2019, the Company entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility. The facility includes a revolving borrowing period ending in June 2021 (or earlier following a trigger event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the revolving borrowing period, the facility amortizes, with a final termination date in June 2023. The facility accrues interest on a floating rate basis. As of September 30, 2020 and December 31, 2019, the Company had outstanding borrowings under this facility in the amount of $30.2 million and $31.8 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet.The effective interest rate on this facility, inclusive of related deferred financing costs, was 5.20% and 5.23% as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, the fair value of ABS backed by consumer loans collateralizing this borrowing was $46.9 million and $47.9 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of September 30, 2020, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 10, whereby it financed portfolios of non-QM loans. As of September 30, 2020 and December 31, 2019, the fair value of the Company's outstanding liabilities associated with these securitization transactions was $695.5 million and $594.4 million, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 2.91% and 3.19% as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, the fair value of non-QM loans and the carrying value of REO held in the consolidated securitization trusts was $761.1 million and $629.1 million, respectively.
In March 2020, the Company entered into a participation agreement with an unrelated third-party, the "Junior Participant," whereby the Company transferred to the Junior Participant an interest in a small balance commercial mortgage loan, the "Partial Loan," (together with the Company's interest, the "Whole Commercial Loan"). The Partial Loan is subordinate to the interest in the loan held by the Company. In accordance with ASC 860-10, the Partial Loan transferred to the Junior Participant does not meet the definition of a participating interest and, as a result, the Company does not recognize the transfer of the Partial Loan to the Junior Participant as a sale. The Company has recorded the Whole Commercial Loan in Loans, at fair value, on the

Condensed Consolidated Balance Sheet. As of September 30, 2020, the fair value of the Whole Commercial Loan was $16.9 million. The Company's liability to the Junior Participant as of September 30, 2020 was $6.3 million and is included in Other secured borrowings on the Company's Condensed Consolidated Balance Sheet. Under the terms of the participation agreement, the Junior Participant is entitled to a portion of the cashflows of the underlying commercial mortgage loan.
Unsecured Borrowings
Senior Notes
On August 18, 2017, the Company issued $86.0 million in aggregate principal amount of unsecured senior notes (the "Old Senior Notes"). The total net proceeds to the Company from the issuance of the Old Senior Notes was approximately $84.7 million, after deducting debt issuance costs. The Old Senior Notes had an interest rate of 5.25%, subject to adjustment based on changes in the ratings, if any, of the Old Senior Notes. On February 13, 2019, in connection with the REIT Election, the Company exchanged all $86.0 million in principal amount of the Old Senior Notes for new unsecured long-term debt jointly and severally co-issued by certain of its consolidated subsidiaries and fully guaranteed by the Company (the "Senior Notes"). At any time, the Company is permitted to add others of its consolidated subsidiaries as co-issuers of the Senior Notes. The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Senior Notes mature on September 1, 2022. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. The Senior Notes are carried at amortized cost. There are a number of covenants, including several financial covenants, associated with the Senior Notes. As of September 30, 2020 and December 31, 2019, the Company was in compliance with all of its covenants.
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
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of September 30, 2020:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
(In thousands)
Next Twelve Months	$1,391,743	$523,802	$—	$1,915,545
Year 2	48,241	91,199	86,000	225,440
Year 3	—	261,991	—	261,991
Year 4	—	—	—	—
Year 5	—	—	—	—
Total	$1,439,984	$876,992	$86,000	$2,402,976
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $734.3 million of expected principal repayments related to the Company's consolidated residential mortgage loan securitizations, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
12. Income Taxes
The Company has elected to be taxed as a REIT under the Code. A REIT is generally not subject to U.S. federal, state, and local income tax on the portion of its income that is distributed to its owners if it distributes at least 90% of its REIT taxable income within the prescribed time frames, determined without regard to the deduction for dividends paid and excluding any net capital gains. The Company intends to operate in a manner which will allow it to continue to meet the requirements for qualification as a REIT. Accordingly, Ellington Financial Inc. does not believe that it will be subject to U.S. federal, state, and local income tax on the portion of its net taxable income that is distributed to its stockholders as long as certain asset, income, and share ownership tests are met.

Certain foreign and domestic subsidiaries of the Company have elected to be treated as TRSs and therefore are taxed as corporations for U.S. federal, state, and local income tax purposes. To the extent that those entities incur U.S. federal, state, or local income taxes, or foreign income taxes, such taxes are recorded in the Company's condensed consolidated financial statements.
In response to the negative economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or the "CARES Act," was signed into law on March 27, 2020, and provided for significant stimulus spending and included numerous tax provisions. As of September 30, 2020, there was no material impact on the Company's tax provision as a result of the CARES Act; however, the Company continues to monitor and evaluate the impact of the CARES Act and other COVID-19-related legislation.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three-month periods ended September 30, 2020 and 2019, the Company recorded an income tax expense of $2.5 million and $2 thousand, respectively. For the nine-month periods ended September 30, 2020 and 2019, the Company recorded an income tax expense of $3.5 million and $0.4 million, respectively.
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
For the three-month period ended September 30, 2020, the total base management fee incurred was $3.0 million, consisting of $3.2 million of total gross base management fee incurred, less $0.2 million of management fee rebates. For the three-month period ended September 30, 2019, the total base management fee incurred was $1.9 million, consisting of $2.4 million of total gross base management fee incurred, less $0.5 million of management fee rebates. For the nine-month period ended September 30, 2020, the total base management fee incurred was $8.3 million, consisting of $9.2 million of total gross base management fee incurred, less $0.9 million of management fee rebates. For the nine-month period ended September 30, 2019, the total base management fee incurred was $5.3 million consisting of $6.8 million of total gross base management fee incurred, less $1.5 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of September 30, 2020, there was a Loss Carryforward of $46.3 million. There was no Loss Carryforward as of December 31, 2019.
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
The Company did not accrue an incentive fee for any of the three- or nine-month periods ended September 30, 2020 and 2019, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the nine-month periods ended September 30, 2020 and 2019, the Company reimbursed the Manager $7.4 million and $8.2 million, respectively, for previously incurred operating expenses. As of September 30, 2020 and December 31, 2019, the outstanding payable to the Manager for operating expenses was $2.4 million and $2.0 million, respectively, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

Transactions Involving Certain Loan Originators
As of September 30, 2020 and December 31, 2019, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage originator in which the Company holds an equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both September 30, 2020 and December 31, 2019, there were no advances outstanding. The Company has also entered into two agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 21, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements. Additionally, in August 2020, the Company entered into a commitment agreement whereby the Company committed to purchase $150 million of residential mortgage loans that meet specified criteria, or the "Commitment Agreement." As of September 30, 2020, the Company had purchased the entire $150 million of eligible residential mortgage loans under the terms of the Commitment Agreement. In connection with the Commitment Agreement, the Company also entered into an agreement whereby the Company would be entitled to receive warrants proportionally as it satisfied its purchase commitment under the Commitment Agreement to purchase a maximum of 9.329 million shares of non-voting common stock. As of September 30, 2020, the Company has received warrants for the maximum 9.329 million shares; such warrants have a fair value of $2.8 million as of September 30, 2020 and are included in Investments in unconsolidated entities on the Condensed Consolidated Balance Sheet.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in preferred stock and warrants to purchase additional preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $46.9 million and $47.9 million as of September 30, 2020 and December 31, 2019, respectively.
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
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of the affiliates of Ellington have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates of Ellington purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the nine-month periods ended September 30, 2020 and 2019, the Company purchased loans under these agreements with an aggregate principal balance of $84.7 million and $72.4 million, respectively. As of September 30, 2020 and December 31, 2019, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $77.1 million and $287.1 million, respectively, in principal balance.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $151.7 million and $185.4 million as of September 30, 2020 and December 31, 2019, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $272.4 million and $304.8 million as of September 30, 2020 and December 31, 2019, respectively.
The Company is a co-investor in certain small balance commercial mortgage loans with several other investors, including an unrelated third party and various affiliates of Ellington. These loans are beneficially owned by a consolidated subsidiary of the Company. As of September 30, 2020 and December 31, 2019, the aggregate fair value of the small balance commercial loans was $33.6 million and $29.5 million, respectively. As of September 30, 2020, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $4.1 million and $8.9 million, respectively. As of December 31, 2019, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $3.6 million and $7.0 million, respectively. As of December 31, 2019, the Company had a payable to an Ellington affiliate in the amount of $0.7 million, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. The Company did not have any payables to or receivables from the Ellington affiliates as of September 30, 2020.
The Company is also a co-investor in certain small balance commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of September 30, 2020 and December 31, 2019, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $30.4 million and $17.3 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Condensed Consolidated Balance Sheet.
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
In March 2019, the Right Holder Entity assigned the Call Right to a newly formed entity, which exercised the Call Right and re-securitized the underlying European mortgage loan assets of the Initial Securitization through a new securitization trust (the "New Securitization"). In exchange for assigning the Call Right, the Right Holder Entity received a combination of (i) cash and (ii) certain notes issued by the New Securitization (the "New Securitization Notes"). The Right Holder Entity fully repaid the unrelated third party's Right Holder Note with a combination of cash and New Securitization Notes. The Right Holder Notes held by the Company and its affiliates were also fully repaid with cash and New Securitization Notes. Certain of the New Securitization Notes were distributed to the Company and its affiliates on a pro rata basis. The Right Holder Entity is expected to continue to hold certain of the New Securitization Notes in order to comply with European risk retention rules. As of September 30, 2020 and December 31, 2019, the Company's equity investment in Jepson Holdings Limited had a fair value of $1.7 million and $1.9 million, respectively. See Note 6 for additional details on this equity investment.
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

In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of September 30, 2020 and December 31, 2019, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $258.0 million and $350.6 million, respectively. The Company's segregated portion of this debt as of September 30, 2020 and December 31, 2019 was $135.9 million and $174.4 million, respectively, and is included under the caption Repurchase agreements on the Company's Condensed Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of September 30, 2020 and December 31, 2019, no party to any of the repurchase agreements was in default.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month periods ended September 30, 2020 and 2019, the amount of such management fee rebates was $0.2 million and $0.5 million, respectively. For the nine-month periods ended September 30, 2020 and 2019, the amount of such management fee rebates was $0.9 million and $1.5 million, respectively.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of September 30, 2020 and December 31, 2019, the Company's investment in such warehouse facilities was $5.4 million and $8.1 million, respectively, which are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities.
During the three- and nine-month periods ended September 30, 2020 and 2019, the Company purchased various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitization. The total amount of such debt and equity securities purchased during the three-month period ended September 30, 2019 was $6.8 million; no such securities were purchased during the three-month period ended September 30, 2020. The total amount of such debt and equity securities purchased during the nine-month periods ended September 30, 2020 and 2019 was $1.6 million and $6.8 million, respectively.
14. Long-Term Incentive Plan Units
OP LTIP Units subject to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with

OP LTIP Units issued under the Company's incentive plans for the three-month periods ended September 30, 2020 and 2019 was $0.2 million and $0.1 million, respectively. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the nine-month periods ended September 30, 2020 and 2019 was $0.5 million and $0.3 million, respectively.
On March 4, 2020, the Company's Board of Directors authorized the issuance of 14,811 OP LTIP Units to certain of Ellington's personnel dedicated to the Company pursuant to the Company's 2017 Equity Incentive Plan.
On September 10, 2020, the Company's Board of Directors authorized the issuance of 22,840 OP LTIP Units to certain of its directors pursuant to the Company's 2017 Equity Incentive Plan. These OP LTIP Units will vest and become non-forfeitable on September 9, 2021.
The below table details unvested OP LTIP Units as of September 30, 2020:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	22,840	September 10, 2020	September 9, 2021
Dedicated or partially dedicated personnel:
	12,818	December 13, 2019	December 13, 2020
	10,067	December 13, 2019	December 13, 2021
	8,691	December 11, 2018	December 11, 2020
	4,977	March 4, 2020	December 31, 2020
	9,834	March 4, 2020	December 31, 2021
Total unvested OP LTIP Units at September 30, 2020	69,227
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.
The following tables summarize issuance and exercise activity of OP LTIP Units for the three- and nine-month periods ended September 30, 2020 and 2019:

	Three-Month Period Ended
	September 30, 2020			September 30, 2019
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (June 30, 2020 and 2019, respectively)	365,518	195,009	560,527	375,000	146,371	521,371
Granted	—	22,840	22,840	—	14,552	14,552
Exercised	—	(3,638)	(3,638)	—	(3,610)	(3,610)
OP LTIP Units Outstanding (September 30, 2020 and 2019, respectively)	365,518	214,211	579,729	375,000	157,313	532,313
OP LTIP Units Unvested and Outstanding (September 30, 2020 and 2019, respectively)	—	69,227	69,227	—	37,821	37,821
OP LTIP Units Vested and Outstanding (September 30, 2020 and 2019, respectively)	365,518	144,984	510,502	375,000	119,492	494,492

	Nine-Month Period Ended
	September 30, 2020			September 30, 2019
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (December 31, 2019 and January 1, 2019, respectively)	365,518	180,198	545,716	375,000	146,371	521,371
Granted	—	37,651	37,651	—	14,552	14,552
Exercised	—	(3,638)	(3,638)	—	(3,610)	(3,610)
OP LTIP Units Outstanding (September 30, 2020 and 2019, respectively)	365,518	214,211	579,729	375,000	157,313	532,313
OP LTIP Units Unvested and Outstanding (September 30, 2020 and 2019, respectively)	—	69,227	69,227	—	37,821	37,821
OP LTIP Units Vested and Outstanding (September 30, 2020 and 2019, respectively)	365,518	144,984	510,502	375,000	119,492	494,492
There were an aggregate of 1,794,021 and 1,832,309 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of September 30, 2020 and December 31, 2019, respectively.
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
As September 30, 2020, the Convertible Non-controlling Interests consisted of the outstanding 579,729 OP LTIP Units and 48,409 OP Units, and represented an interest of approximately 1.2% in the Operating Partnership. As December 31, 2019, the Convertible Non-controlling Interests consisted of the outstanding 545,716 OP LTIP Units and 177,925 OP Units, and represented an interest of approximately 1.6% in the Operating Partnership. As of September 30, 2020 and December 31, 2019, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $10.4 million and $13.4 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of September 30, 2020 and December 31, 2019, the joint venture partners' interests in subsidiaries of the Company were $26.6 million and $25.9 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.

16. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of both September 30, 2020 and December 31, 2019, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
The Company's Series A Preferred Stock ranks senior to its common stock and Convertible Non-controlling Interests with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution or winding up of the Company. Additionally, the Company's Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. The Series A Preferred Stock is not redeemable by the Company prior to October 30, 2024, except under circumstances where it is necessary to allow the Company to maintain its qualification as a REIT for U.S. federal income tax purposes and except in certain instances upon the occurrence of a change of control. Holders of the Company's Series A Preferred Stock generally do not have any voting rights.
Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, October 30, 2024, at a fixed rate equal to 6.750% per annum of the $25.00 per share liquidation preference and (ii) from and including October 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.196% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on or about the 30th day of each January, April, July, and October, commencing with the first dividend payment on January 30, 2020, which the Board of Directors declared in December 2019. As of September 30, 2020 and December 31, 2019, the total amount of cumulative preferred dividends in arrears was $1.3 million and $1.5 million, respectively.
Common Stock
The Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding present in person or represented by proxy at a meeting of the stockholders. As of September 30, 2020 and December 31, 2019, there were 43,781,684 and 38,647,943, respectively, shares of common stock outstanding.
On January 24, 2020, the Company completed a follow-on offering of 5,290,000 shares of its common stock, of which 690,000 shares were issued pursuant to the exercise of the underwriters' option. The issuance and sale of the 5,290,000 shares of common stock generated net proceeds, after underwriters' discount and offering costs, of $95.3 million.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three- and nine-month periods ended September 30, 2020 and 2019:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Shares of Common Stock Outstanding (6/30/2020, 6/30/2019, 12/31/2019 and 1/1/2019, respectively)	43,779,924	29,745,776	38,647,943	29,796,601
Share Activity:
Shares of common stock issued	—	4,025,000	5,290,000	4,025,000
Shares of common stock issued in connection with incentive fee payment	—	—	637	—
Shares of common stock repurchased	(1,878)	—	(290,050)	(50,825)
OP Units exercised	3,638	3,610	133,154	3,610
Shares of Common Stock Outstanding (9/30/2020, 9/30/2019, 9/30/2020, 9/30/2019, respectively)	43,781,684	33,774,386	43,781,684	33,774,386
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of September 30, 2020 and December 31, 2019, the Company's issued and outstanding shares of common stock would increase to 44,409,822 and 39,371,584 shares, respectively.
On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of common stock. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the three-month period ended September 30, 2020, the Company repurchased 1,878 shares at an average price per share of $11.00 and a total cost of $21 thousand. The Company did not repurchase any shares during the three-month period ended September 30, 2019. During the nine-month period ended September 30, 2020, the Company repurchased 290,050 shares at an average price per share of $10.54 and a total cost of $3.1 million. During the nine-month period ended September 30, 2019, the Company repurchased 50,825 shares at an average price per share of $15.39 and a total cost of $0.8 million. From inception of the current repurchase plan through September 30, 2020, the Company repurchased 701,965 shares at an average price per share of $13.36 and a total cost of $9.4 million.
17. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except share amounts)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income (loss) attributable to common stockholders	$46,203	$17,293	$(45,917)	$45,345
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	647	387	(916)	1,079
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	46,850	17,680	(46,833)	46,424
Dividends Paid:
Common stockholders	(11,821)	(14,185)	(42,514)	(43,038)
Convertible Non-controlling Interests	(166)	(309)	(627)	(1,021)
Total dividends paid to common stockholders and Convertible Non-controlling Interests	(11,987)	(14,494)	(43,141)	(44,059)
Undistributed (Distributed in excess of) earnings:
Common stockholders	34,382	3,108	(88,431)	2,307
Convertible Non-controlling Interests	481	78	(1,543)	58
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$34,863	$3,186	$(89,974)	$2,365
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	43,779,134	32,835,652	43,387,168	30,787,634
Weighted average Convertible Non-controlling Interest Units outstanding	613,319	735,789	635,836	734,186
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	44,392,453	33,571,441	44,023,004	31,521,820
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.27	$0.42	$0.97	$1.39
Undistributed (Distributed in excess of)	0.79	0.11	(2.03)	0.08
	$1.06	$0.53	$(1.06)	$1.47
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.27	$0.42	$0.97	$1.39
Undistributed (Distributed in excess of)	0.79	0.11	(2.03)	0.08
	$1.06	$0.53	$(1.06)	$1.47
(1)For the three-month periods ended September 30, 2020 and 2019, excludes net income (loss) of $0.9 million and $1.0 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 15. For the nine-month periods ended September 30, 2020 and 2019, excludes net income (loss) of $2.8 million and $2.4 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 15.

18. Restricted Cash
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement. As of both September 30, 2020 and December 31, 2019, the Company's restricted cash balance related to the flow consumer loan purchase and sale agreement was $0.2 million.
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
The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2020 and December 31, 2019. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's reverse repurchase and repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2020:

Description	Amount of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$27,864	$(16,646)	$—	$(6,469)	$4,749
Reverse repurchase agreements	47,041	(47,041)	—	—	—
Liabilities
Financial derivatives–liabilities	(34,814)	16,646	—	18,088	(80)
Repurchase agreements	(1,439,984)	1,439,984	(27,744)	27,744	—
(1)In the Company's Condensed Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of September 30, 2020 was $1.8 billion. As of September 30, 2020, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $3.1 million and $7.8 million, respectively.
(3)When collateral is pledged to or pledged by a counterparty, it is often pledged or posted with respect to all positions with such counterparty, and in such cases such collateral cannot be specifically identified as relating to a particular asset or liability. As a result, in preparing the above tables, the Company has made assumptions in allocating pledged or posted collateral among the various rows.

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
(1)In the Company's Condensed Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2019 was $2.8 billion. As of December 31, 2019, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged of $4.3 million and $23.4 million, respectively.
(3)When collateral is pledged to or pledged by a counterparty, it is often pledged or posted with respect to all positions with such counterparty, and in such cases such collateral cannot be specifically identified as relating to a particular asset or liability. As a result, in preparing the above tables, the Company has made assumptions in allocating pledged or posted collateral among the various rows.
20. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of September 30, 2020 and December 31, 2019.
September 30, 2020:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$126,783	10	28.5%
Collateral on repurchase agreements held by dealers(2)	1,810,825	24	18.6%
Due from brokers	63,991	22	35.4%
Receivable for securities sold(3)	5,086	2	87.0%
(1)Each counterparty is a large creditworthy financial institution.
(2)Includes securities, loans, and REO as well as cash posted as collateral for repurchase agreements.
(3)Included in Investment related receivables on the Condensed Consolidated Balance Sheet.
December 31, 2019:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$72,302	11	42.2%
Collateral on repurchase agreements held by dealers(2)	2,793,696	28	13.8%
Due from brokers	79,829	24	30.9%
Receivable for securities sold(3)	69,995	5	62.3%
(1)Each counterparty is a large creditworthy financial institution.
(2)Includes securities, loans, and REO as well as cash posted as collateral for repurchase agreements.
(3)Included in Investment related receivables on the Condensed Consolidated Balance Sheet.

21. Commitments and Contingencies
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both September 30, 2020 and December 31, 2019, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $3.2 million and $5.2 million as of September 30, 2020 and December 31, 2019, respectively.
Commitments and Contingencies Related to Investments in Mortgage Loan Originators
In connection with certain of its investments in mortgage loan originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 13, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into two agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees are capped at $25.0 million. As of September 30, 2020 and December 31, 2019, the mortgage loan originator had $17.3 million and $0.4 million, respectively, of outstanding borrowings under the agreements guaranteed by the Company. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of both September 30, 2020 and December 31, 2019, the estimated fair value of such guarantees was insignificant.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of September 30, 2020 and December 31, 2019 the Company had unfunded commitments related to such investments in the amount of $1.5 million and $1.9 million, respectively.
22. Subsequent Events
On October 7, 2020, the Board of Directors approved a dividend in the amount of $0.09 per share of common stock payable on November 25, 2020 to stockholders of record as of October 30, 2020 and a dividend in the amount of $0.421875 per share of Series A Preferred Stock payable on October 30, 2020 to stockholders of record as of October 19, 2020.
On November 2, 2020, the Board of Directors approved a dividend in the amount of $0.10 per share of common stock payable on December 28, 2020 to stockholders of record as of November 30, 2020.

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
We conduct all of our operations and business activities through the Operating Partnership. As of September 30, 2020, we have an ownership interest of approximately 98.8% in the Operating Partnership. The remaining ownership interest of approximately 1.2% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest.
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
Through September 30, 2020, our credit portfolio, which includes all of our investments other than RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
The strategies that we employ are intended to capitalize on opportunities in the current market environment. Subject to maintaining our qualification as a REIT, we intend to adjust our strategies to changing market conditions by shifting our asset allocations across various asset classes as credit and liquidity trends evolve over time. We believe that this flexibility, combined with Ellington's experience, will help us generate more consistent returns on our capital throughout changing market cycles.
Subject to maintaining our qualification as a REIT, we opportunistically hedge our credit risk, interest rate risk, and foreign currency risk; however, at any point in time we may choose not to hedge all or a portion of these risks, and we will generally not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge.
We also use leverage in our credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through September 30, 2020, we financed the vast majority of our Agency RMBS assets, and a portion of our credit assets, through repurchase agreements, which we sometimes refer to as "repos," which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of repos. In addition to financing assets through repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. We have also obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans. Additionally, we have issued unsecured long-term debt.
As of September 30, 2020, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet) were $2.3 billion, of which approximately 39%, or $883.8 million, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our credit portfolio.
As of September 30, 2020, we also had $86.0 million outstanding of unsecured long-term debt, maturing in September of 2022, or the "Senior Notes." The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. The indenture governing the Senior Notes contains a number of covenants, including several financial covenants. The Senior Notes were issued in connection with an exchange of our previously issued unsecured long-term debt (the "Old Senior Notes") on February 13, 2019 (the "Note Exchange"), in connection with our intended election to be taxed as a REIT. At the time of the Note Exchange, the Senior Notes were rated A by Egan-Jones Rating Company1.
1A rating is not a recommendation to buy, sell or hold securities. Ratings may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

See Note 11 of the notes to our condensed consolidated financial statements for further detail on the Senior Notes and the Note Exchange.
As of September 30, 2020, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $16.45. Our debt-to-equity ratio was 2.7:1 as of September 30, 2020. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales. Our recourse debt-to-equity ratio was 1.7:1 as of September 30, 2020.
On January 24, 2020, we completed a follow-on offering of 5,290,000 shares of our common stock, of which 690,000 shares were issued pursuant to the exercise of the underwriters' option. The issuance and sale of such common shares generated net proceeds, after underwriters' discount and offering costs, of $95.3 million.
During the nine-month period ended September 30, 2020 we repurchased 290,050 shares of our common stock at an average price per share of $10.54 and a total cost of $3.1 million. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases.
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code," upon the filing of our tax return for the taxable year ended December 31, 2019. Provided that we maintain our qualification as a REIT, we generally will not be subject to U.S. federal, state, and local income tax on our REIT taxable income that is currently distributed to our stockholders. Any taxes paid by a domestic taxable REIT subsidiary, or "TRS," will reduce the cash available for distribution to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains.
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

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs"; and

CLOs	.	Retained tranches from CLO securitizations, including participating in the accumulation of the underlying assets for such securitization by providing capital to the vehicle accumulating assets; and
	.	Other CLO debt and equity tranches.

CMBS and Commercial Mortgage Loans	.	CMBS; and
	.	Commercial mortgage loans and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS, including ABS backed by consumer loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Mortgage-Related Derivatives	.	To-Be-Announced mortgage pass-through certificates, or "TBAs";
	.	Credit default swaps, or "CDS," on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, non-QM, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by one or more mortgages on single-family-rental properties;
	.	RMBS backed by first lien and second lien mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters;
	.	Collateralized debt obligations, or "CDOs";
	.	RMBS backed by European residential mortgages, or "European RMBS"; and
	.	Retained tranches from securitizations in which we have participated.

Residential Mortgage Loans	.	Residential non-performing mortgage loans, or "NPLs";
	.	Re-performing loans, or "RPLs," which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount;
	.	Residential "transition loans," such as residential bridge loans and residential "fix-and-flip" loans;
	.	Non-QM loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Other	.	Real estate, including commercial and residential real property;
	.	Strategic debt and/or equity investments in loan originators and mortgage-related entities;
	.	Corporate debt and equity securities and corporate loans;
	.	Mortgage servicing rights, or "MSRs";
	.	Credit risk transfer securities, or "CRTs"; and
	.	Other non-mortgage-related derivatives.

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
Commercial Mortgage Loans and Other Commercial Real Estate Debt
We acquire commercial mortgage loans, which are loans secured by liens on commercial properties, including hotel, industrial, multi-family, office and retail properties. Loans may be fixed or floating rate and will generally range from two to ten years. We typically acquire first lien loans but may also acquire subordinated loans. As of September 30, 2020, all of our commercial mortgage loans were first lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions. Some of the commercial mortgage loans that we acquire may be non-performing, underperforming, or otherwise distressed; these loans are typically acquired at a discount both to their unpaid principal balances and to the value of the underlying real estate.
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
Non-Agency RMBS
We acquire non-Agency RMBS backed by prime jumbo, Alt-A, non-QM, manufactured housing, subprime residential, and single-family-rental mortgage loans. Our non-Agency RMBS holdings can include investment-grade and non-investment grade classes, including non-rated classes.
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
Hedging Instruments
Interest Rate Hedging
We opportunistically hedge our interest rate risk by using various hedging strategies, subject to qualifying and maintaining our qualification as a REIT. The interest rate hedging instruments that we use and may use in the future include, without limitation:
•TBAs;
•interest rate swaps (including floating-to-fixed, fixed-to-floating, floating-to-floating, or more complex swaps such as floating-to-inverse floating, callable or non-callable);
•CMOs;
•U.S. Treasury securities;
•swaptions, caps, floors, and other derivatives on interest rates;
•futures and forward contracts; and
•options on any of the foregoing.
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
Trends and Recent Market Developments
Market Overview
•The U.S. Federal Reserve, or the "Federal Reserve," continued its accommodative monetary policy in the third quarter. At its July and September meetings, the Federal Reserve maintained its target range of 0.00%–0.25% for the federal funds rate, noting in July that the "ongoing public health crisis will weigh heavily on economic activity, employment, and inflation in the near term, and poses considerable risks to the economic outlook over the medium term." It further noted that "the Committee expects to maintain this target range until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals."
Additionally, in August, the Federal Reserve announced that in order to support the labor market, it will target an average inflation target over time, rather than setting an absolute inflation target as with its previous policy, effectively allowing for periods of higher inflation without a counteracting interest rate increase. The announcement signaled a more dovish long-term stance.
•During the third quarter, the Federal Reserve extended, expanded or modified several of its liquidity support programs, citing the importance of the Federal Reserve’s efforts in supporting the economy, and noting that "improving financial conditions reflect, in part, policy measures implemented to support the economy and the flow of credit to U.S. households and businesses." The Federal Reserve Chairman Jerome Powell argued that additional stimulus measures should be implemented, stating in early October that "the expansion is still far from complete" and "too little support would lead to a weak recovery, creating unnecessary hardship"; but as of quarter end, negotiations for further stimulus measures had stalled in Congress and with the administration.
Also during the third quarter, the Federal Reserve continued to purchase significant amounts of U.S. Treasury securities, Agency RMBS, and other eligible collateral, pursuant to the asset purchase programs it outlined earlier in the year.
Similar to the previous two quarters, central banks and governments around the globe continued to implement quantitative easing programs and stimulus packages during the third quarter.
•In the third quarter, U.S. Treasury yields continued to hover near all-time lows while interest rate volatility remained muted. U.S. Treasury yields changed only slightly quarter over quarter, with the 10-year U.S. Treasury yield finishing the third quarter at 0.68%, virtually unchanged from the start of the quarter and only 14 basis points above the record low reached in March. The 10-year U.S. Treasury yield traded within an extraordinarily tight 25-basis-point range during the quarter, and the MOVE Index, which measures interest-rate volatility, hit an all-time low at the end of September.
•Mortgage rates continued to decline during the third quarter, with the Freddie Mac Survey 30-year mortgage rate decreasing by 23 basis points to close the quarter at 2.90%, after setting a new all-time low of 2.86% on September 10th. With the declining mortgage rates, refinancing applications remain elevated. As of October 2nd, the Mortgage Bankers Association's Refinance Index was up 8% quarter over quarter and 50% year over year. Overall Fannie Mae 30-year MBS prepayments increased from a CPR of 33.0 in June to 33.5 in July, before declining slightly to 32.8 in August, and then reaching a nearly 8-year high of 35.1 in September.
•LIBOR rates, which drive many of our financing costs, also remained very low in the third quarter. One-month LIBOR decreased 1 basis point to end the quarter at 0.15%, and three-month LIBOR fell 7 basis points to 0.23%.
•After declining at an annualized rate of 5.0% in the first quarter and then 31% in the second quarter, reflecting the negative impact of the COVID-19 pandemic and associated measures to contain it, U.S. real GDP bounced back in the third quarter, increasing at an estimated annualized rate of 33.1%. U.S. retail sales grew moderately during each month of the third quarter, but stagnant wages, the persistence of the COVID-19 pandemic, uncertainty around new stimulus measures, and an upcoming election, muddled the picture.
•Unemployment claims totaled 14.1 million in the third quarter, down 63% from the second quarter but still well above historical averages. The unemployment rate dropped to 7.9% at September 30th, down from 11.1% at June 30th and 14.7% at the April 30th peak.
•Forbearance rates on residential mortgages declined steadily during the third quarter, driven by the economic recovery and an improving employment picture, even as many stimulus measures expired. According to the Mortgage Bankers Association, the total forbearance rate decreased during each month of the third quarter, declining from 8.4% at the end of June to 6.9% at the end of September.
•For the third quarter, the Bloomberg Barclays U.S. MBS Index generated a positive return of 0.11%, but a negative excess return (on a duration-adjusted basis) of 0.07% relative to the Bloomberg Barclays U.S. Treasury Index. The Bloomberg Barclays U.S. Corporate Bond Index generated a gain of 1.61% and an excess return of 1.46%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a gain of 4.42% and an excess return of 4.19%.
•The strong performance of U.S. equities continued into the third quarter, driven by record-low interest rates, expectations of additional stimulus, advances on COVID-19 treatments and a possible vaccine, as well as outperformance by the tech sector. In July, the tech-heavy NASDAQ composite index closed at an all-time high, while in August, the S&P 500 reversed all of its losses for the year and reached a new all-time high as well. While performance waned in September amidst a tech selloff and dimming hopes for new stimulus, U.S. equities still posted a second consecutive strong quarter. Quarter over quarter, the S&P 500 rose 8.5%, the Dow Jones Industrial Average ("DJIA") 7.6%, and the NASDAQ 11%. The CBOE Volatility Index, which measures expected moves in the S&P 500 index, increased moderately in September but remained at levels well below those seen in March and April. Meanwhile, London's FTSE 100 index decreased 4.9% and the MSCI World global equity index rose 7.5%, over the same period.
Portfolio Overview and Outlook
In March 2020, in response to the market volatility associated with the outbreak of the COVID-19 pandemic, we had strategically reduced the size of our Agency portfolio in order to lower our leverage and enhance our liquidity position. We had also substantially suspended new investments in our credit strategies. High levels of market distress continued into April, and during that month, we further reduced the size of our Agency portfolio, and only resumed very limited purchase and sale activity in our credit portfolio. Beginning in May and June, with the markets stabilized, we fully resumed our investment activity in our credit and Agency portfolios.
Following our substantial suspension and then full resumption of new credit investments earlier in the year, and with our level of investment activity fully restored throughout the third quarter, our total long credit portfolio, including REO but excluding hedges and other derivative positions, increased approximately 5% to $2.095 billion as of September 30, 2020, as compared to $1.996 billion as of June 30, 2020. Excluding non-retained tranches of our consolidated non-QM securitization trusts, our total long credit portfolio increased approximately 12% in the third quarter, to $1.405 billion as of September 30, 2020, as compared to $1.257 billion as of June 30, 2020. The quarter-over-quarter increase in our total credit portfolio was driven by non-QM loan originations and purchases of CMBS and single-family-rental RMBS, partially offset by asset resolutions and net paydowns in the Company's small balance commercial mortgage, consumer loan, and residential transition loan portfolios. Our total long Agency RMBS portfolio increased slightly to $919.9 million as of September 30, 2020, from $913.2 billion as of June 30, 2020.
Despite the new purchase activity, the sizes of both our total long credit portfolio and Agency RMBS portfolio remained significantly smaller as of September 30, 2020, as compared to periods immediately prior to the onset of the COVID-19 pandemic and the related market volatility. We have chosen to keep our leverage ratios relatively low, and to maintain an enhanced liquidity position, in light of continued economic uncertainty. As of September 30, 2020, we had cash and cash equivalents of $126.8 million, along with unencumbered assets of approximately $305.8 million.

Credit Summary (1)

	September 30, 2020		June 30, 2020
($ in thousands)	Fair Value	% of Total Long Credit Portfolio	Fair Value	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$165,954	7.9%	$156,158	7.8%
CMBS	105,015	5.0%	77,815	3.9%
Commercial Mortgage Loans and REO(3)(4)	304,698	14.5%	337,265	16.9%
Consumer Loans and ABS Backed by Consumer Loans(2)	200,857	9.6%	216,289	10.8%
Corporate Debt and Equity and Corporate Loans	10,257	0.5%	9,237	0.5%
Debt and Equity Investments in Loan Origination Entities	57,009	2.7%	44,277	2.2%
Non-Agency RMBS	166,787	8.0%	154,928	7.8%
Residential Mortgage Loans and REO(3)	1,033,481	49.3%	950,565	47.6%
Non-Dollar Denominated:
CLOs(2)	2,693	0.1%	2,583	0.1%
Consumer Loans and ABS Backed by Consumer Loans	333	—%	395	—%
Corporate Debt and Equity	27	—%	25	—%
RMBS(5)	47,663	2.4%	46,722	2.4%
Total Long Credit	$2,094,774	100.0%	$1,996,259	100.0%
(1)This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, or other hedge positions.
(2)Includes equity investments in securitization-related vehicles.
(3)As discussed in Note 2 of the notes to condensed consolidated financial statements, REO is not considered a financial instrument and as a result is included at the lower of cost or fair value.
(4)Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.
(5)Includes an investment in an unconsolidated entity holding European RMBS.
In our credit portfolio, net interest income increased quarter over quarter, driven by a larger portfolio and lower financing costs, and we also had significant net realized and unrealized gains. Each of our credit strategies contributed positively to results during the third quarter. Prices increased for our non-QM loans, CMBS, CLO, and non-Agency RMBS holdings, as liquidity continued to improve in these markets. Our small balance commercial mortgage loan, consumer loan, and residential transition mortgage loan portfolios not only exhibited resilient credit performance and generated strong returns on equity, but also continued to return capital quickly for redeployment. We also benefited from extremely strong results for the quarter from our investments in loan originators.
Finally, with the strong performance of many credit sectors in the third quarter, our credit hedges detracted from performance.
Economic Impacts of COVID-19
Although many of our assets have continued to recover in the third quarter, we still anticipate eventual principal losses on certain of our credit assets as a result of the economic impacts of COVID-19. Such effects of these anticipated principal losses are reflected in earnings in Unrealized gains (losses) on securities and loans, net on our Condensed Consolidated Statement of Operations, as we elect the fair value option on our securities and loans.
Furthermore, as has been widely reported, there has been a significant nationwide increase in loan delinquencies, forbearances, deferments, and modifications, and we are seeing the effects of this in some of our portfolios, although the effects moderated considerably during the third quarter as compared to the second quarter.
•Non-QM Loan Portfolio—Since the onset of the COVID-19 pandemic, we have worked with the servicer of our non-QM loans to develop a process to document and verify hardship due to the COVID-19 pandemic. We use this information to determine the suitability for a borrower to be granted forbearance, typically for a term lasting three months. We have also worked with the servicer to develop a process to evaluate the possible loss mitigation options in the event that a borrower, at the end of the forbearance period, cannot fully repay the forborne payments. Such options may include various repayment plans, deferment plans, rate and/or term modifications, short sales, and principal reduction modifications.
As of September 30, 2020, non-QM loans with a unpaid principal balance of $9.8 million, or 1.1% of our non-QM loan portfolio, were in forbearance; 42.2% of these loans in forbearance continued to make their regular payments and were current under the terms of their notes despite being in forbearance plans as of September 30, 2020.
•Small Balance Commercial Mortgage Loan Portfolio—In our small balance commercial mortgage loan portfolio, we have granted short-term interest deferments to certain borrowers, with such deferred interest capitalized and added to the outstanding principal balance of the loan. In certain other cases, we have granted loan modifications to permit the use of cash reserves to pay interest due on the loan. As of September 30, 2020, small balance commercial mortgage loans with an unpaid principal balance of $28.6 million, or 11.3%, of our small balance commercial mortgage loan portfolio that were current prior to March 2020, have entered into a deferment or modification agreement.
•Consumer Loan Portfolio—As of September 30, 2020, we have also seen a decrease in loan deferments in our consumer loan portfolio. As of September 30, 2020, consumer loans with a unpaid principal balance of $20.8 million, or 13.9%, of our consumer loan portfolio had entered into a deferment plan at some point between March and September of 2020. Of these loans that had entered into a deferment plan, we had received payments on 85.7% of them, based on unpaid principal balance, as of September 30, 2020.
•Residential Transition Loan Portfolio—In our residential transition loan portfolio, we had no loans subject to forbearance, deferment, or modification plans as of September 30, 2020.
Supplemental Credit Portfolio Information
The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of September 30, 2020:

Property Type	September 30, 2020
Multifamily	32.0%
Hotel(1)	19.0%
Industrial(1)	16.0%
Mixed Use	11.0%
Retail	9.0%
Other(1)	13.0%
100.0%
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.
Agency RMBS Summary

	September 30, 2020		June 30, 2020
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$756,580	82.2%	$724,756	79.3%
Floating Rate	7,046	0.8%	7,899	0.9%
Reverse Mortgages	104,524	11.4%	131,535	14.4%
IOs	51,705	5.6%	49,007	5.4%
Total Long Agency RMBS	$919,855	100.0%	$913,197	100.0%

Our Agency strategy performed well during the quarter, driven by increased net interest income and strong performance from our specified pools. During the quarter, mortgage rates declined further and actual and expected prepayment rates rose, which benefited pay-ups on our prepayment-protected specified pools. Average pay-ups on our specified pools actually declined overall to 2.25% as of September 30, 2020, from 2.39%2 as of June 30, 2020, but this decrease only occurred because our specified pool purchases during the quarter were primarily of low-pay-up specified pools. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
During the quarter, we also increased our holdings of long TBAs held for investment, which we concentrated in current coupon production. These investments performed well, driven by Federal Reserve purchasing activity. Also during the quarter, we continued to hedge interest rate risk in our Agency strategy, through the use of interest rate swaps, and short positions in TBAs, U.S. Treasury securities, and futures.
As of September 30, 2020 and June 30, 2020, the weighted average net pass-through rate on our fixed-rate specified pools was 3.8% and 4.0%, respectively. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was approximately 1.4% for the three-month period ended September 30, 2020.
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019, and September 30, 2019.

	Three-Month Period Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Three-Month Constant Prepayment Rates(1)	22.0%	21.1%	20.1%	19.9%	15.7%
(1)Excludes Agency fixed-rate RMBS without any prepayment history.

2Conformed to current period calculation methodology.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2020 and June 30, 2020:

		September 30, 2020			June 30, 2020
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50–2.99	$19,952	$21,282	46	$8,300	$8,383	15
	3.00–3.49	15,236	16,018	15	6,243	6,572	34
	3.50–3.99	22,078	23,672	62	23,753	25,236	59
	4.00–4.49	7,549	8,077	49	8,590	9,191	46
	4.50–4.99	4,676	4,946	121	5,127	5,398	118
Total 15-year fixed-rate mortgages		69,491	73,995	50	52,013	54,780	53
20-year fixed-rate mortgages:
	4.50–4.99	587	655	82	740	813	79
Total 20-year fixed-rate mortgages		587	655	82	740	813	79
30-year fixed-rate mortgages:
	2.50–2.99	12,492	13,138	2	—	—	—
	3.00–3.49	114,822	122,313	16	54,391	58,269	15
	3.50–3.99	135,962	147,768	45	143,401	155,556	42
	4.00–4.49	170,179	185,606	47	202,138	219,702	42
	4.50–4.99	117,661	129,787	43	130,536	143,461	40
	5.00–5.49	67,926	75,457	46	75,597	84,034	42
	5.50–5.99	5,191	5,946	58	5,409	6,103	57
	6.00–6.49	1,649	1,915	76	1,786	2,038	70
Total 30-year fixed-rate mortgages		625,882	681,930	39	613,258	669,163	39
Total fixed-rate Agency RMBS		$695,960	$756,580	40	$666,011	$724,756	41
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 5.2% and 5.5% as of September 30, 2020 and June 30, 2020, respectively. These figures take into account the net short TBA positions that we use to hedge our specified pool holdings, which had a notional value of $353.2 million and a fair value of $378.9 million as of September 30, 2020, as compared to a notional value of $330.1 million and a fair value of $354.2 million as of June 30, 2020. Excluding these TBA hedging positions, our Agency premium as a percentage of fair value was approximately 8.1% and 8.3% as of September 30, 2020 and June 30, 2020, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.

Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of September 30, 2020 and June 30, 2020:

	As of
($ in thousands)	September 30, 2020	June 30, 2020
Recourse(1) Borrowings:
Repurchase Agreements	$1,319,634	$1,147,725
Other Secured Borrowings	40,764	46,289
Senior Notes, at par	86,000	86,000
Total Recourse Borrowings	$1,446,398	$1,280,014
Debt-to-Equity Ratio Based on Total Recourse Borrowings(1)	1.7:1	1.5:1
Debt-to-Equity Ratio Based on Total Recourse Borrowings Excluding U.S. Treasury Securities	1.7:1	1.5:1
Non-Recourse(2) Borrowings:
Repurchase Agreements	$120,350	$146,824
Other Secured Borrowings	101,910	109,800
Other Secured Borrowings, at fair value(3)	695,516	742,688
Total Recourse and Non-Recourse Borrowings	$2,364,174	$2,279,326
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings	2.7:1	2.7:1
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings Excluding U.S. Treasury Securities	2.7:1	2.7:1
(1)As of September 30, 2020 and June 30, 2020, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 1.7:1 and 1.6:1 as of September 30, 2020 and June 30, 2020, respectively.
(2)All of our non-recourse borrowings are secured by collateral. In the event of default under a non-recourse borrowing, the lender has a claim against the collateral but not any of the Operating Partnership's other assets. In the event of default under a recourse borrowing, the lender's claim is not limited to the collateral (if any).
(3)Relates to our non-QM loan securitizations, where we have elected the fair value option on the related debt.
Our debt-to-equity ratio including repos, Total other secured borrowings, and our Senior Notes, but excluding repos on U.S. Treasury securities, was 2.7:1 as of both September 30, 2020 and June 30, 2020. Excluding repos on U.S. Treasury securities, our recourse debt-to-equity ratio increased to 1.7:1 as of September 30, 2020, from 1.5:1 as of June 30, 2020. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
Our financing costs include interest expense related to our repo borrowings, Total other secured borrowings, and Senior Notes. The interest rates on our repo borrowings and Other secured borrowings are generally based on, or correlated with, LIBOR. For the three-month period ended September 30, 2020, our average cost of funds decreased to 2.06%, compared to 2.35% for the three-month period ended June 30, 2020. The period-over-period decline in our average cost of funds was due to the recent declines in short-term interest rates; as our older, higher cost repo borrowings have matured, we have replaced them with repo borrowings priced based on current, lower cost borrowing rates.
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
Recent Accounting Pronouncements
Refer to the notes to our condensed consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes the fair value our investment portfolio(1) as of September 30, 2020 and December 31, 2019.

(In thousands)	September 30, 2020	December 31, 2019
Long:
Credit:
Dollar Denominated:
CLO(2)	$165,954	$172,802
CMBS	105,015	124,693
Commercial Mortgage Loans and REO(3)(4)	304,698	320,926
Consumer Loans and ABS backed by Consumer Loans(2)	200,857	238,193
Corporate Debt and Equity and Corporate Loans	10,257	20,987
Equity Investments in Loan Origination Entities	57,009	41,393
Non-Agency RMBS	166,787	113,342
Residential Mortgage Loans and REO(3)	1,033,481	933,870
Non-Dollar Denominated:
CLO(2)	2,693	5,722
CMBS	—	175
Consumer Loans and ABS backed by Consumer Loans	333	549
Corporate Debt and Equity	27	30
RMBS(5)	47,663	55,156
Agency:
Fixed-Rate Specified Pools	756,580	1,758,882
Floating-Rate Specified Pools	7,046	10,002
IOs	51,705	35,279
Reverse Mortgage Pools	104,524	132,800
Total Long	$3,014,629	$3,964,801
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	$(461)	$(471)
Government Debt:
Dollar Denominated	(14,310)	(62,994)
Non-Dollar Denominated	(36,722)	(9,944)
Total Short	$(51,493)	$(73,409)
(1)For more detailed information about the investments in our portfolio, please see the notes to condensed consolidated financial statements.
(2)Includes equity investments in securitization-related vehicles.
(3)REO is not eligible to elect the fair value option as described in Note 2 of the notes to condensed consolidated financial statements and, as a result, is included at the lower of cost or fair value.
(4)Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.
(5)Includes an investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of September 30, 2020.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$896	$(31,624)	$(30,728)	$9,931
Total Net Mortgage-Related Derivatives				9,931
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	70,981	(149,219)	(78,238)	(1,694)
Total Return Swaps on Corporate Bond Indices and Corporate Debt(3)	4,739	—	4,739	17
Warrants(4)	1,546	—	1,546	31
Total Net Corporate-Related Derivatives				(1,646)
Interest Rate-Related Derivatives:
TBAs	168,890	(488,567)	(319,677)	864
Interest Rate Swaps	438,560	(587,986)	(149,426)	(15,984)
U.S. Treasury Futures(5)	1,900	(165,900)	(164,000)	(330)
Total Interest Rate-Related Derivatives				(15,450)
Other Derivatives:
Foreign Currency Forwards(6)	—	(22,784)	(22,784)	215
Total Net Other Derivatives				215
Net Total				$(6,950)
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 8 of the notes to condensed consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of September 30, 2020, derivative assets and derivative liabilities were $27.9 million and $(34.8) million, respectively, for a net fair value of $(7.0) million, as reflected in "Net Total" above.
(3)Notional value represents the face amount of the underlying asset.
(4)Notional represents the maximum number of shares available to be purchased upon exercise.
(5)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of September 30, 2020, a total of 19 long and 1,432 short U.S. Treasury futures contracts were held.
(6)Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract.

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
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 8 of the notes to condensed consolidated financial statements for the year ended December 31, 2019.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of December 31, 2019, derivative assets and derivative liabilities were $16.8 million and $(27.6) million, respectively, for a net fair value of $(10.8) million, as reflected in "Net Total" above.
(3)Notional value represents the face amount of the underlying asset.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of December 31, 2019, a total of 160 short U.S. Treasury futures contracts were held.
(5)Every $1,000,000 in notional value represents one contract.
Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract
As of September 30, 2020, our Condensed Consolidated Balance Sheet reflected total assets of $3.4 billion and total liabilities of $2.5 billion. As of December 31, 2019, our Condensed Consolidated Balance Sheet reflected total assets of $4.3 billion and total liabilities of $3.5 billion. Our investments in securities, loans, and unconsolidated entities, financial derivatives, and real estate owned included in total assets were $3.0 billion and $4.0 billion as of September 30, 2020 and December 31, 2019, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $86.3 million and $101.0 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, investments in securities sold short consisted principally of short positions in sovereign bonds and U.S. Treasury securities, which we primarily use to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of September 30, 2020 and December 31, 2019, we had a net short notional TBA position of $0.3 billion and $1.1 billion, respectively. The size of the net short notional TBA position declined primarily because we covered TBA short positions in connection with sales of Agency RMBS, and because we increased the amount of long TBAs held for investment.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of September 30, 2020 indebtedness outstanding on our repos was approximately $1.4 billion. As of September 30, 2020, our assets financed with repos consisted of Agency RMBS of $915.1 million and credit assets of $868.0 million. As of September 30, 2020, outstanding indebtedness under repos was $883.8 million for Agency RMBS and $556.2 million for credit assets. As of December 31, 2019 indebtedness outstanding on our repos was approximately $2.4 billion. As of December 31, 2019, our assets financed with repos consisted of Agency RMBS of $1.9 billion and credit assets of $830.3 million. As of December 31, 2019, outstanding indebtedness under repos was $1.9 billion for Agency RMBS and $580.8 million for credit assets. Our repos bear interest at rates that have historically moved in close relationship to LIBOR.
In addition to our repos, as of September 30, 2020 we had Total other secured borrowings of $838.2 million, used to finance $971.2 million of non-QM loans and REO, consumer loans and ABS backed by consumer loans, and small balance commercial loans. This compares to Total other secured borrowings of $744.7 million as of December 31, 2019, used to finance $843.4 million of non-QM loans and REO, and consumer loans and ABS backed by consumer loans. In addition to our secured borrowings, we had $86.0 million of Senior Notes outstanding as of both September 30, 2020 and December 31, 2019.
As of September 30, 2020 and December 31, 2019 our debt-to-equity ratio was 2.7:1 and 3.8:1, respectively. Excluding repos on U.S. Treasury securities, our recourse debt-to-equity ratio was 1.7:1 as of September 30, 2020 as compared to 2.6:1 as of December 31, 2019. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of September 30, 2020, our equity increased by approximately $3.6 million to $872.3 million from $868.7 million as of December 31, 2019. The increase principally consisted of net proceeds from the issuance of common stock of $95.3 million and contributions from our non-controlling interests of approximately $7.6 million. These increases were partially offset by a net loss of $38.2 million, dividends of $49.0 million, distributions to non-controlling interests of approximately $9.6 million, and payments to repurchase shares of common stock of $3.1 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $835.1 million as of September 30, 2020.

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the three- and nine-month periods ended September 30, 2020 and 2019:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except per share amounts)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest Income (Expense)
Interest income	$43,075	$39,985	$134,463	$114,548
Interest expense	(12,937)	(19,954)	(49,713)	(57,275)
Net interest income	30,138	20,031	84,750	57,273
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	25,654	9,887	(67,753)	47,935
Realized and unrealized gains (losses) on financial derivatives, net	(1,918)	(7,887)	(27,811)	(40,986)
Realized and unrealized gains (losses) on real estate owned, net	104	1,143	(341)	670
Other, net	(2,747)	539	(1,503)	4,349
Total other income (loss)	21,093	3,682	(97,408)	11,968
Expenses
Base management fee to affiliate (Net of fee rebates of $201, $503, $853, and $1,458, respectively)	2,981	1,942	8,330	5,324
Incentive fee to affiliate	—	—	—	—
Other investment related expenses	3,578	3,287	12,805	11,917
Other operating expenses	3,919	2,566	11,508	9,713
Total expenses	10,478	7,795	32,643	26,954
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	40,753	15,918	(45,301)	42,287
Income tax expense (benefit)	2,494	2	3,490	378
Earnings (losses) from investments in unconsolidated entities	11,443	2,796	10,590	6,947
Net Income (Loss)	49,702	18,712	(38,201)	48,856
Net income (loss) attributable to non-controlling interests	1,559	1,419	1,894	3,511
Dividends on preferred stock	1,940	—	5,822	—
Net Income (Loss) Attributable to Common Stockholders	$46,203	$17,293	$(45,917)	$45,345
Net Income (Loss) Per Common Share	$1.06	$0.53	$(1.06)	$1.47
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
The following table reconciles, for the three- and nine-month periods ended September 30, 2020 and 2019, Core Earnings to the line on the our Condensed Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure.

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands, except per share amounts)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income (loss)	$49,702	$18,712	$(38,201)	$48,856
Income tax expense (benefit)	2,494	2	3,490	378
Net income (loss) before income tax expense (benefit)	52,196	18,714	(34,711)	49,234
Adjustments:
Realized (gains) losses on securities and loans, net	(1,446)	(3,368)	2,335	3,460
Realized (gains) losses on financial derivatives, net	1,620	9,360	25,702	31,850
Realized (gains) losses on real estate owned, net	18	(1,165)	(121)	(1,205)
Unrealized (gains) losses on securities and loans, net	(24,208)	(6,519)	65,418	(51,395)
Unrealized (gains) losses on financial derivatives, net	298	(1,473)	2,109	9,136
Unrealized (gains) losses on real estate owned, net	(122)	22	462	535
Other realized and unrealized (gains) losses, net(1)	4,217	1,112	5,850	672
Net realized gains (losses) on periodic settlements of interest rate swaps	(1,150)	82	(1,900)	852
Net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	516	171	541	(60)
Incentive fee to affiliate	—	—	—	—
Non-cash equity compensation expense	186	116	532	346
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	(319)	1,508	4,440	2,911
Debt issuance costs related to Other secured borrowings, at fair value	—	—	2,075	1,671
Non-recurring expenses(2)	143	16	143	1,333
(Earnings) losses from investments in unconsolidated entities(3)	(10,895)	(1,823)	(8,489)	(3,490)
Total Core Earnings	21,054	16,753	64,386	45,850
Dividends on preferred stock	1,940	—	5,822	—
Core Earnings attributable to non-controlling interests	1,148	1,316	3,683	3,444
Core Earnings Attributable to Common Stockholders	$17,966	$15,437	$54,881	$42,406
Core Earnings Attributable to Common Stockholders, per share	$0.41	$0.47	$1.26	$1.38
(1)Includes realized and unrealized gains (losses) on foreign currency and unrealized gain (loss) on other secured borrowings, at fair value, included in Other, net, on the Condensed Consolidated Statement of Operations.
(2)For 2020, non-recurring expenses consisted of expensed deferred offering costs; for 2019, non-recurring expenses consisted primarily of professional fees related to the REIT Conversion.
(3)Adjustment represents, for certain investments in unconsolidated entities, the net realized and unrealized gains and losses of the underlying investments of such entities.

Results of Operations for the Three-Month Periods Ended September 30, 2020 and 2019
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended September 30, 2020 we had net income (loss) attributable to common stockholders of $46.2 million compared to $17.3 million for the three-month period ended September 30, 2019. The period-over-period increase in our results of operations was primarily due to an increase in other income (loss), net interest income, and earnings (losses) from investments in unconsolidated entities, partially offset by an increase in total expenses, income tax expense, and dividends on preferred stock.
Interest Income
Interest income was $43.1 million for the three-month period ended September 30, 2020, as compared to $40.0 million for the three-month period ended September 30, 2019. Interest income for both periods included coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
For the three-month period ended September 30, 2020, interest income from our credit portfolio was $36.4 million, as compared to $29.6 million for the three-month period ended September 30, 2019. This period-over-period increase was primarily due to the larger size of the credit portfolio for the three-month period ended September 30, 2020, partially offset by lower average asset yields on this portfolio.
For the three-month period ended September 30, 2020, interest income from our Agency RMBS was $6.7 million, as compared to $9.7 million for the three-month period ended September 30, 2019. This period-over-period decrease was primarily due to the smaller size of the Agency portfolio, partially offset by higher average asset yields for the three-month period ended September 30, 2020.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended September 30, 2020 and 2019:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended September 30, 2020	$36,354	$1,974,414	7.37%	$6,663	$835,533	3.19%	$43,017	$2,809,947	6.12%
Three-month period ended September 30, 2019	$29,623	$1,429,975	8.29%	$9,736	$1,394,913	2.79%	$39,359	$2,824,888	5.57%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the three-month periods ended September 30, 2020, we had a positive Catch-up Premium Amortization Adjustment of approximately $0.3 million, which increased our interest income, while for the three-month periods ended September 30, 2019 we had a negative Catch-up Premium Amortization Adjustment of approximately $(1.5) million, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.04% and 6.08%, respectively, for the three-month period ended September 30, 2020. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.23% and 5.79%, respectively, for the three-month period ended September 30, 2019.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense decreased to $12.9 million for the three-month period ended September 30, 2020, as compared to $20.0 million for the three-month period ended September 30, 2019. The period-over-period decrease was primarily due to a significant decrease in borrowing rates on both our Agency and credit assets.

The table below summarizes the components of interest expense for the three-month periods ended September 30, 2020 and 2019.

	Three-Month Period Ended
(In thousands)	September 30, 2020	September 30, 2019
Repos and Total other secured borrowings	$11,585	18,493
Senior Notes (1)	1,248	1,248
Securities sold short (2)	20	131
Other (3)	84	82
Total	$12,937	19,954
(1)Amount includes the related amortization of debt issuance costs. Includes interest expense on the Senior Notes.
(2)Amount includes the related net accretion and amortization of purchase discounts and premiums.
(3)Primarily includes interest expense on our counterparties' cash collateral held by us.
The following table summarizes our aggregate secured borrowings, which, other than Other secured borrowings, at fair value, carry interest rates that are based on, or correlated with, LIBOR, including repos and Total other secured borrowings, for the three-month periods ended September 30, 2020 and 2019.

	Three-Month Period Ended
	September 30, 2020			September 30, 2019
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$1,356,028	$10,817	3.17%	$1,028,341	$10,142	3.91%
Agency RMBS	876,995	768	0.35%	1,320,588	8,351	2.51%
Subtotal(1)	2,233,023	11,585	2.06%	2,348,929	18,493	3.12%
U.S. Treasury Securities	25	—	(0.02)%	15	—	0.98%
Total	$2,233,048	$11,585	2.06%	$2,348,944	$18,493	3.12%
Average One-Month LIBOR			0.16%			2.18%
Average Six-Month LIBOR			0.31%			2.11%
(1)Excludes U.S. Treasury Securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would increase to 2.24% for the three-month period ended September 30, 2020 and decrease to 3.05% for the three-month period ended September 30, 2019. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 3.84% and 2.74% for the three-month periods ended September 30, 2020 and 2019, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the three-month period ended September 30, 2020, the gross base management fee, which is based on total equity at the end of each quarter, was $3.2 million, and our Manager credited us with rebates on our base management fee of $0.2 million, resulting in a net base management fee of $3.0 million. For the three-month period ended September 30, 2019, the gross base management fee was $2.4 million, and our Manager credited us with rebates on our base management fee of $0.5 million, resulting in a net base management fee of $1.9 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The period-over-period increase in the net base management fee was primarily due to our larger capital base at September 30, 2020, as well as a decrease in rebates on our base management fee.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the three-month periods ended September 30, 2020 or 2019, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended September 30, 2020 and 2019 other investment related expenses were $3.6 million and $3.3 million, respectively. The increase in other investment related expenses was primarily due an increase in servicing expense on our loan portfolios.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $3.9 million for the three-month period ended September 30, 2020, as compared to $2.6 million for the three-month period ended September 30, 2019. The increase in other operating expenses for the three-month period ended September 30, 2020 was primarily due to increases in professional fees, compensation expense, and fund administration expense.
Income Tax Expense (Benefit)
Income tax expense was $2.5 million for the three-month period ended September 30, 2020, as compared to $2 thousand for the three-month period ended September 30, 2019. The increase in income tax expense for the three-month period ended September 30, 2020 was primarily due to an increase in deferred tax liabilities related to unrealized gains on investments held in a domestic TRS.
Earnings (Losses) from Investments in Unconsolidated Entities
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $11.4 million for the three-month period ended September 30, 2020, as compared to $2.8 million for the three-month period ended September 30, 2019. The increase in Earnings (losses) from investments in unconsolidated entities was primarily due to unrealized gains on our investments in mortgage originators.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned. Other, net, another component of Other income (loss), includes rental income and income related to loan origination, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement and Other Secured Borrowings, at fair value. For the three-month period ended September 30, 2020, other income (loss) was $21.1 million, consisting primarily of net realized and unrealized gains of $25.7 million on our securities and loans, partially offset by net realized and unrealized losses on our financial derivatives of $(1.9) million, and Other, net of $(2.7) million. Net realized and unrealized gains of $25.7 million on our securities and loans primarily resulted from net realized and unrealized gains on our non-QM loans, non-Agency RMBS, CMBS, CLOs, and asset-backed securities backed by consumer loans, partially offset by net realized and unrealized losses on consumer loans. These gains were primarily due to a tightening in credit yield spreads as liquidity continued to improve in these markets. Net realized and unrealized losses of $(1.9) million on our financial derivatives was primarily related to net realized and unrealized losses on CDS on corporate bond indices, forwards, CDS on corporate bonds, and total return swaps, partially offset by net realized and unrealized gains on TBAs and interest rate swaps. Other, net of $(2.7) million primarily comprised net unrealized losses on Other Secured Borrowings, at fair value, partially offset by other income related to our loan portfolios.
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

Results of Operations for the Nine-Month Periods Ended September 30, 2020 and 2019
Net Income (Loss) Attributable to Common Stockholders
For the nine-month period ended September 30, 2020 we had net income (loss) attributable to common stockholders of $(45.9) million compared to $45.3 million for the nine-month period ended September 30, 2019. The period-over-period reversal in our results of operations was primarily due to net realized and unrealized losses on securities and loans, partially offset by an increase in net interest income for the nine-month period ended September 30, 2020.
Interest Income
Interest income was $134.5 million for the nine-month period ended September 30, 2020, as compared to $114.5 million for the nine-month period ended September 30, 2019. Interest income for both periods included coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
For the nine-month period ended September 30, 2020, interest income from our credit portfolio was $111.4 million, as compared to $86.0 million for the nine-month period ended September 30, 2019. This period-over-period increase was primarily due to the larger size of the credit portfolio for the nine-month period ended September 30, 2020, partially offset by lower average asset yields on this portfolio.
For the nine-month period ended September 30, 2020, interest income from our Agency RMBS was $22.1 million, as compared to $26.8 million for the nine-month period ended September 30, 2019. This period-over-period decrease was primarily due to lower average asset yields for the nine-month period ended September 30, 2020.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the nine-month periods ended September 30, 2020 and 2019:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine-month period ended September 30, 2020	$111,377	$1,941,332	7.65%	$22,116	$1,196,610	2.46%	$133,493	$3,137,942	5.67%
Nine-month period ended September 30, 2019	$86,029	$1,380,891	8.31%	$26,798	$1,210,975	2.95%	$112,827	$2,591,866	5.80%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the nine-month periods ended September 30, 2020 and 2019, we had a negative Catch-up Premium Amortization Adjustment of approximately $(4.4) million and $(2.9) million, respectively, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.96% and 5.86%, respectively, for the nine-month period ended September 30, 2020. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.27% and 5.95%, respectively for the nine-month period ended September 30, 2019.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense decreased to $49.7 million for the nine-month period ended September 30, 2020, as compared to $57.3 million for the nine-month period ended September 30, 2019. Although average borrowings increased period over period, interest expense declined as a result of a significant decrease in borrowing rates on our both our Agency and credit assets.

The table below summarizes the components of interest expense for the nine-month periods ended September 30, 2020 and 2019.

	Nine-Month Period Ended
(In thousands)	September 30, 2020	September 30, 2019
Repos and Total other secured borrowings	$45,377	52,921
Senior Notes (1)	3,745	3,720
Securities sold short (2)	450	533
Other (3)	141	101
Total	$49,713	57,275
(1)Amount includes the related amortization of debt issuance costs. For the nine-month period ended September 30, 2020, amount includes interest expense on the Senior Notes. For the nine-month period ended September 30, 2019, amount includes interest expense on the Senior Notes and the Old Senior Notes.
(2)Amount includes the related net accretion and amortization of purchase discounts and premiums.
(3)Primarily includes interest expense on our counterparties' cash collateral held by us.
The following table summarizes our aggregate secured borrowings, which, other than Other secured borrowings, at fair value, carry interest rates that are based on, or correlated with, LIBOR, including repos and Total other secured borrowings, for the nine-month periods ended September 30, 2020 and 2019.

	Nine-Month Period Ended
	September 30, 2020			September 30, 2019
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$1,389,000	$34,132	3.28%	$998,151	$30,647	4.11%
Agency RMBS	1,176,191	11,241	1.28%	1,130,467	22,208	2.63%
Subtotal(1)	2,565,191	45,373	2.36%	2,128,618	52,855	3.32%
U.S. Treasury Securities	513	4	0.96%	3,664	66	2.41%
Total	$2,565,704	$45,377	2.36%	$2,132,282	$52,921	3.32%
Average One-Month LIBOR			0.65%			2.37%
Average Six-Month LIBOR			0.84%			2.45%
(1)Excludes U.S. Treasury Securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would increase to 2.45% for the nine-month period ended September 30, 2020 and decrease to 3.24% for the nine-month period ended September 30, 2019. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 3.41% and 2.71% for the nine-month periods ended September 30, 2020 and 2019, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the nine-month period ended September 30, 2020, the gross base management fee, which is based on total equity at the end of each quarter, was $9.2 million, and our Manager credited us with rebates on our base management fee of $0.9 million, resulting in a net base management fee of $8.3 million. For the nine-month period ended September 30, 2019, the gross base management fee was $6.8 million, and our Manager credited us with rebates on our base management fee of $1.5 million, resulting in a net base management fee of $5.3 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The period-over-period increase in the net base management fee was primarily due to our larger capital base at September 30, 2020.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the nine-month periods ended September 30, 2020 or 2019, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the nine-month periods ended September 30, 2020 and 2019 other investment related expenses were $12.8 million and $11.9 million, respectively. The increase in other investment related expenses was primarily due to period-over-period increases in debt issuance costs related to our non-QM loan securitizations and servicing expenses on our consumer loan portfolios, partially offset by a decrease in various other expenses related to our residential and commercial mortgage loan and REO portfolios.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $11.5 million for the nine-month period ended September 30, 2020 as compared to $9.7 million for the nine-month period ended September 30, 2019. The increase in other operating expenses for the nine-month period ended September 30, 2020 was primarily due to an increase in fund administration expenses, the recognition of Delaware corporate franchise tax, and compensation expense.
Income Tax Expense (Benefit)
Income tax expense was $3.5 million for the nine-month period ended September 30, 2020, as compared to $0.4 million for the nine-month period ended September 30, 2019. The increase in income tax expense for the nine-month period ended September 30, 2020 was primarily due to an increase in deferred tax liabilities related to unrealized gains on investments held in a domestic TRS.
Earnings (Losses) from Investments in Unconsolidated Entities
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $10.6 million for the nine-month period ended September 30, 2020, as compared to $6.9 million for the nine-month period ended September 30, 2019. The increase in Earnings (losses) from investments in unconsolidated entities was primarily due to unrealized gains on our investments in mortgage originators.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned. Other, net, another component of Other income (loss), includes rental income and income related to loan origination, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement and Other Secured Borrowings, at fair value. For the nine-month period ended September 30, 2020, other income (loss) was $(97.4) million, consisting primarily of net realized and unrealized losses of $(67.8) million on our securities and loans and net realized and unrealized losses on our financial derivatives of $(27.8) million. Net realized and unrealized losses of $(67.8) million on our securities and loans primarily resulted from net unrealized losses on CLOs, non-Agency RMBS, CMBS, and consumer loans and ABS backed by consumer loans, partially offset by net unrealized gains on Agency RMBS and non-QM loans. These unrealized losses were primarily due to the market and economic disruptions caused by the COVID-19 pandemic. Net realized and unrealized losses of $(27.8) million on our financial derivatives was primarily related to net realized and unrealized losses on interest rate swaps, TBAs, futures, and total return swaps, partially offset by net realized and unrealized gains on CDS on asset-backed indices, CDS on corporate bond indices, and CDS on corporate bonds.
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
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	September 30, 2020		December 31, 2019
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$282,208	19.6%	$528,545	21.6%
31 - 60 Days	516,641	35.9%	848,878	34.7%
61 - 90 Days	220,473	15.3%	733,575	30.0%
91 - 120 Days	160,054	11.1%	10,270	0.4%
121 - 150 Days	6,015	0.4%	7,460	0.3%
151 - 180 Days	30,987	2.1%	34,580	1.4%
181 - 360 Days	175,365	12.2%	186,661	7.7%
> 360 Days	48,241	3.4%	95,331	3.9%
	$1,439,984	100.0%	$2,445,300	100.0%
Repos involving underlying investments that were sold prior to September 30, 2020 for settlement following September 30, 2020, are shown using their original maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2020, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 34.1% with respect to credit assets, 6.4% with respect to Agency RMBS assets, and 19.9% overall. As of December 31, 2019 these respective weighted average contractual haircuts were 29.3%, 5.0%, and 12.3%. The increase in the weighted average contractual haircuts for both our credit assets and our Agency RMBS was primarily due to volatile market conditions and market-wide liquidity stresses resulting from the COVID-19 pandemic. Although this increase in financing haircuts has not yet been shown to be temporary, market haircut levels as of the end of the third quarter were noticeably lower than those observed in early April 2020. Additionally, a significant portion of the increase in the weighted average contractual haircut on our overall portfolio is due to the lower share of our overall portfolio represented by Agency RMBS.
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
As of September 30, 2020 and December 31, 2019, we had $1.4 billion and $2.4 billion, respectively, of borrowings outstanding under our repos. As of September 30, 2020, the remaining terms on our repos ranged from 1 day to 608 days, with a weighted average remaining term of 98 days. Our repo borrowings were with a total of 24 counterparties as of September 30, 2020. As of September 30, 2020, our repos had a weighted average borrowing rate of 1.37%. As of September 30, 2020, our repos had interest rates ranging from 0.22% to 5.24%. As of December 31, 2019, the remaining terms on our repos ranged from

2 days to 882 days, with a weighted average remaining term of 91 days. Our repo borrowings were with a total of 28 counterparties as of December 31, 2019. As of December 31, 2019, our repos had a weighted average borrowing rate of 2.37%. As of December 31, 2019, our repos had interest rates ranging from 0.15% to 5.20%. Investments transferred as collateral under repos had an aggregate fair value of $1.8 billion and $2.8 billion as of September 30, 2020 and December 31, 2019, respectively.
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
During March and early April, while we were able to roll our repos in an orderly manner, haircuts and borrowing rates were generally higher, and maturities generally shorter. During the remainder of the second quarter, however, we made substantial progress extending and improving our sources of financing and leverage. In June, in addition to completing our non-QM securitization, we also obtained term financing for numerous loan assets that we had previously held unfinanced, and we extended the terms of several of our credit facilities. By the end of the second quarter, the market for standard repo financing of securities had largely returned to pre-March levels. During the third quarter, we also added a new financing facility for our residential loan strategies.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2020	$1,439,984	$1,368,191	$1,551,147
June 30, 2020(1)	1,294,549	1,520,985	1,542,577
March 31, 2020(2)	2,034,225	2,440,982	2,485,496
December 31, 2019(3)	2,445,300	2,119,394	2,445,300
September 30, 2019	2,056,422	1,796,310	2,056,422
June 30, 2019	1,715,506	1,769,909	1,962,866
March 31, 2019	1,550,016	1,471,592	1,550,016
December 31, 2018	1,498,849	1,509,819	1,595,118
September 30, 2018	1,636,039	1,534,490	1,672,077
June 30, 2018	1,421,506	1,398,813	1,471,052
March 31, 2018	1,330,943	1,269,297	1,330,943
December 31, 2017(4)	1,209,315	1,050,018	1,209,315
(1)During this quarter, we continued to lower leverage and improve our liquidity given the uncertainty as a result of the COVID-19 pandemic.
(2)In March 2020, in response to significant volatility and heightened risks in the financial markets as a result of the spread of COVID-19, we significantly reduced our outstanding borrowings to lower leverage and increase our liquidity.
(3)At the end of 2019 we increased the size of both our Credit and Agency portfolios which we subsequently financed through repos.
(4)At the end of 2017 we increased the size of our Credit portfolio by purchasing certain more liquid, lower-risk securities which we subsequently financed through repos.
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our non-QM loans and REO, and consumer loans and ABS backed by consumer loans; these transactions are accounted for as collateralized borrowings. As of September 30, 2020 and December 31, 2019, we had outstanding borrowings related to such transactions in the amount of $838.2 million and $744.7 million, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Condensed Consolidated Balance Sheet. As of September 30, 2020 and December 31, 2019, the fair value of non-QM loans and REO, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans collateralizing our Total other secured borrowings was $971.2 million and $843.4 million, respectively. See Note 11 in the notes to our condensed consolidated financial statements for further information on our other secured borrowings.
As of both September 30, 2020 and December 31, 2019, we had $86.0 million outstanding of Senior Notes, maturing in September 2022 and bearing interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the

Senior Notes. These Senior Notes were issued on February 13, 2019 in connection with the Note Exchange. See Note 11 in the notes to our condensed consolidated financial statements for further detail on the Senior Notes.
As of September 30, 2020, we had an aggregate amount at risk under our repos with 24 counterparties of approximately $370.9 million, and as of December 31, 2019, we had an aggregate amount at risk under our repos with 28 counterparties of approximately $348.4 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of September 30, 2020 and December 31, 2019 does not include approximately $4.5 million and $5.1 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of September 30, 2020, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with ten counterparties of approximately $11.8 million. We also had $6.0 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2019, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with ten counterparties of approximately $26.4 million. We also had $14.2 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2020, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $3.8 million. As of December 31, 2019, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with nine counterparties of approximately $4.2 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $126.8 million and $72.3 million as of September 30, 2020 and December 31, 2019, respectively.
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
During the nine-month period ended September 30, 2020, we repurchased 290,050 shares at an average price per share of $10.54 and a total cost of $3.1 million. From inception of the current repurchase plan through November 6, 2020, we repurchased 701,965 shares at an average price per share of $13.36 and a total cost of $9.4 million, and have authorization to repurchase an additional 848,035 common shares.
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

The following table sets forth the dividend distributions authorized by the Board of Directors payable to common shareholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the notes to condensed consolidated financial statements) for the periods indicated below:
Nine-Month Period Ended September 30, 2020

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
January 8, 2020	$0.15	$6,699	January 31, 2020	February 25, 2020
February 7, 2020	0.15	6,699	February 28, 2020	March 25, 2020
March 6, 2020	0.15	6,658	March 31, 2020	April 27, 2020
April 7, 2020	0.08	3,551	April 30, 2020	May 26, 2020
May 7, 2020	0.08	3,551	May 29, 2020	June 25, 2020
June 5, 2020	0.09	3,995	June 30, 2020	July 27, 2020
July 8, 2020	0.09	3,995	July 31, 2020	August 25, 2020
August 7, 2020	0.09	3,995	August 31, 2020	September 25, 2020
September 8, 2020	0.09	3,997	September 30, 2020	October 26, 2020
Nine-Month Period Ended September 30, 2019

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
February 14, 2019	$0.41	$12,496	March 1, 2019	March 15, 2019
March 11, 2019	0.14	4,267	March 29, 2019	April 25, 2019
April 5, 2019	0.14	4,267	April 30, 2019	May 28, 2019
May 7, 2019	0.14	4,267	May 31, 2109	June 25, 2019
June 7, 2019	0.14	4,267	June 28, 2019	July 25, 2019
July 8, 2019	0.14	4,831	July 31, 2019	August 26, 2019
August 7, 2019	0.14	4,831	August 30, 2019	September 25, 2019
September 9, 2019	0.14	4,833	September 30, 2019	October 25, 2019
On October 7, 2020, the Board of Directors approved a dividend in the amount of $0.09 per share of common stock payable on November 25, 2020 to stockholders of record as of October 30, 2020. On November 2, 2020, the Board of Directors approved a dividend in the amount of $0.10 per share of common stock payable on December 28, 2020 to stockholders of record as of November 30, 2020.
The following table sets forth the dividend distributions authorized by the Board of Directors payable to holders of our Series A Preferred Stock for the periods indicated below:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
April 7, 2020	$0.421875	$1,941	April 17, 2020	April 30, 2020
July 8, 2020	0.421875	1,941	July 20, 2020	July 30, 2020
On October 7, 2020, the Board of Directors approved a dividend in the amount of $0.421875 per share of Series A

Preferred Stock payable on October 30, 2020 to stockholders of record as of October 19, 2020.
For the nine-month period ended September 30, 2020, our operating activities provided net cash in the amount of $82.5 million and our investing activities provided net cash in the amount of $713.5 million. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) used net cash of $975.6 million. We received $251.3 million in proceeds from the issuance of Total other secured borrowings and we used $59.9 million for principal payments on Other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), provided net cash of $11.7 million for the nine-month period ended September 30, 2020. We received proceeds from the issuance of common stock, net of offering costs paid, of $95.3 million and contributions from non-controlling interests provided cash of $9.1 million. We used $50.6 million to pay dividends, $8.0 million for distributions to non-controlling interests (our joint venture partners), and $3.1 million to repurchase common stock. As a result there was an increase in our cash holdings of $54.5 million, from $72.5 million as of December 31, 2019 to $127.0 million as of September 30, 2020.
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
In March 2020, as a result of significant declines in asset prices and general price volatility, we received margin calls under our financing arrangements and under our derivative contracts that were higher than typical historical levels. During the second and third quarters, prices for most credit assets stabilized and market volatility subsided, and as a result, our margin calls reverted to more typical levels. We satisfied all margin calls during these periods.
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

See Note 21 of the notes to our condensed consolidated financial statements as of September 30, 2020 for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
At September 30, 2020 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at September 30, 2020 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of September 30, 2020, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$6,505	0.75%	$10,800	1.24%	$(8,715)	(1.00)%	$(19,640)	(2.25)%
Non-Agency RMBS, CMBS, ABS and Loans	5,713	0.66%	12,152	1.39%	(4,986)	(0.57)%	(9,245)	(1.06)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(8,352)	(0.96)%	(17,002)	(1.95)%	8,051	0.92%	15,802	1.81%
Mortgage-Related Derivatives	—	—%	—	—%	1	—%	2	—%
Corporate Securities and Derivatives on Corporate Securities	(4)	—%	(7)	—%	6	—%	13	—%
Repurchase Agreements, Reverse Repurchase Agreements, and Senior Notes	(916)	(0.11)%	(739)	(0.08)%	1,915	0.22%	4,480	0.52%
Total	$2,946	0.34%	$5,204	0.60%	$(3,728)	(0.43)%	$(8,588)	(0.98)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our September 30, 2020 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "—Special Note Regarding Forward-Looking Statements."

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 10, 2020, we granted 5,710 limited liability company interests ("OP LTIP Units") to Thomas Robards, 5,710 LTIP units to Ronald I. Simon, Ph.D., 5,710 LTIP units to Edward Resendez, and 5,710 LTIP units to Lisa Mumford, as compensation for serving as directors. The OP LTIP Units may be converted, upon lapse of the applicable vesting restrictions, at the election of the holder, or at any time at our election, into limited liability company interests of the Operating Partnership designated as common units ("Common Units") on a one-for-one basis. Subject to certain conditions, the Common Units are redeemable by the holder for an equivalent number of our common shares or for the cash value of such common shares, at our election. These grants were made pursuant to our 2017 Equity Incentive Plan and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
On September 11, 2020, we issued 3,638 common shares in exchange for OP LTIP Units held by one of our directors. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(a)(2) of the Securities Act.

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

ELLINGTON FINANCIAL INC.
Date:	November 9, 2020	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	November 9, 2020	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)