Form 10-K
period 2020-12-31
Ellington Financial Inc.
filed 2021-03-16
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of June 30, 2020, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common shares held by non-affiliates was $478,888,017 based on the closing price as reported by the New York Stock Exchange on that date.
Number of shares of the Registrant's common stock outstanding as of March 5, 2021: 43,781,684
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement with respect to its 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III hereof as noted therein.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities owned by us for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; our ability to maintain our qualification as a real estate investment trust, or "REIT"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy, such as those resulting from the economic effects related to the novel coronavirus (“COVID-19”) pandemic, and associated responses to the pandemic. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Our Company
We were originally formed as a Delaware limited liability company in July 2007 and commenced operations in August 2007. Through December 31, 2018, we believe that we were organized and had operated so that we qualified to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In February 2019, we elected to be taxed as a corporation for U.S. federal income tax purposes effective as of January 1, 2019, and we elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2019. Effective March 1, 2019, we converted to a Delaware corporation and changed our name to Ellington Financial Inc.
We acquire and manage mortgage-related, consumer-related, corporate-related, and other financial assets. Our primary objective is to generate attractive, risk-adjusted total returns for our stockholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by utilizing an opportunistic strategy. Our targeted asset classes currently include investments in the U.S. and Europe (as applicable) in the categories listed below and as described in the section captioned "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Targeted Asset Classes." Subject to maintaining our qualification as a REIT, we expect to continue to invest in these targeted asset classes.
•residential mortgage loans, including (i) mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans," (ii) non-performing and re-performing residential mortgage loans, or "residential NPLs," including "legacy" (i.e. issued before the 2008 financial crisis) NPLs, and (iii) residential transition loans;
•residential mortgage-backed securities, or "RMBS," for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS";
•RMBS backed by U.S. residential mortgage loans for which the principal and interest payments are not guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "non-Agency RMBS"; and RMBS backed by European residential mortgage loans, or "European RMBS";
•commercial mortgage-backed securities, or "CMBS," commercial mortgage loans, and other commercial real estate debt;
•consumer loans and asset-backed securities, or "ABS," including ABS backed by consumer loans;
•collateralized loan obligations, or "CLOs";
•mortgage-related and non-mortgage-related derivatives; and
•other investments, including corporate debt and equity securities and corporate loans, and strategic investments in companies from which we purchase, or may in the future purchase, targeted assets.
Subject to maintaining our qualification as a REIT, we opportunistically utilize derivatives and other hedging instruments to hedge our interest rate, credit, and foreign currency risk.
Our investments in residential and commercial mortgage loans may consist of performing, non-performing, or sub-performing loans. In addition, we may from time to time acquire real property. We also have made, and may in the future make, investments in the debt and/or equity of other entities engaged in loan-related businesses, such as loan originators and mortgage-related entities. In connection with investments in loan originators, we may also enter into flow agreements that will allow us to purchase new loans from the loan originators in which we invest in accordance with the parameters set forth in the applicable flow agreement. We also opportunistically engage in relative value trading strategies, whereby we seek to identify and capitalize on short-term pricing disparities in various equity and/or fixed-income markets. We also opportunistically acquire and manage other types of mortgage-related and financial assets not listed above, such as mortgage servicing rights, or "MSRs," and credit risk transfer securities, or "CRTs."
Our "credit portfolio," which includes all of our assets other than Agency RMBS, has historically been the primary driver of our risk and return, and we expect that this will continue in the near to medium term. We also maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector, to help maintain our exclusion from registration as an investment company under the Investment Company Act, and to help maintain our qualification as a REIT. Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations applicable to us under the Investment Company Act and/or to our qualification as a REIT, we expect that we will continue to maintain some amount of Agency RMBS. For more information on our targeted assets, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Targeted Asset Classes."
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager currently does not have any employees and instead relies on the employees of Ellington to perform its obligations to us. Ellington is an investment management firm and registered investment advisor with a 26-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives.
The members of our management team include Michael Vranos, founder and Chief Executive Officer of Ellington, who serves as our Co-Chief Investment Officer; Laurence Penn, Vice Chairman and Chief Operating Officer of Ellington, who serves as our Chief Executive Officer and President and a member of our Board of Directors; Mark Tecotzky, Vice Chairman - Co-Head of Credit Strategies of Ellington, who serves as our Co-Chief Investment Officer; JR Herlihy, a Managing Director of Ellington, who serves as our Chief Financial Officer; Christopher Smernoff, who serves as our Chief Accounting Officer;

Daniel Margolis, General Counsel of Ellington, who serves as our General Counsel; Vincent Ambrico, who serves as our Controller; and Jason Frank, Associate General Counsel of Ellington, who serves as our Deputy General Counsel and Secretary. Each of these individuals is an officer of our Manager.
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance database, and operational expertise. For example, Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of MBS collateral and MBS market transactions. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 26-year investing history, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2020, Ellington had over 150 employees and had assets under management of approximately $11.3 billion, of which approximately $7.7 billion consisted of our company and Ellington Residential Mortgage REIT, a REIT listed on the New York Stock Exchange, or the "NYSE," under the ticker "EARN," that focuses its investment strategy primarily on Agency RMBS, and various hedge funds and other alternative investment vehicles that employ financial leverage, and approximately $3.6 billion consisted of accounts that do not employ financial leverage. The $11.3 billion and $7.7 billion in assets under management include approximately $1.4 billion in Ellington-managed CLOs. For these purposes, the Ellington-managed CLO figure represents the aggregate outstanding balance of CLO notes and market value of CLO equity, excluding any notes and equity held by other Ellington-managed funds and accounts.
During the first quarter of 2020, there was a worldwide outbreak of a novel coronavirus disease, or "COVID-19." In response to COVID-19, the Company's management team implemented business continuity plans, and the Company, the Manager, and Ellington continue to be fully operational in a largely work-from-home environment.
Our Strategy
We utilize an opportunistic strategy to seek to generate attractive, risk-adjusted returns. We pursue value across various types of mortgage-related, consumer-related, corporate-related, and other financial assets, through investments primarily in securities and loans.
Our strategy is adaptable to changing market environments, subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and maintaining our exclusion from registration as an investment company under the Investment Company Act. As a result, although we focus on the targeted assets described in the section captioned "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Targeted Asset Classes," our acquisition and management decisions depend on prevailing market conditions and our targeted asset classes may vary over time in response to market conditions. We may engage in a high degree of trading volume as we implement our strategy. Our Manager is authorized to follow very broad investment guidelines and, as a result, we cannot predict our portfolio composition. We expect to continue to hold certain of our targeted assets through one or more domestic taxable REIT subsidiaries, or "TRSs." As a result, a portion of the income from such assets will be subject to U.S. federal and state corporate income tax. We may change our strategy and policies without a vote of our stockholders. Moreover, although our independent directors may periodically review our investment guidelines and our portfolio, they generally do not review our proposed asset acquisitions or asset management decisions.
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
With respect to loans, we have tended to focus on underserved, niche market segments where inefficiencies exist, and where the segment's size or complexity could present a barrier to entry. Since the global financial crisis in 2008/2009, capital requirements and other regulations in the banking industry have curtailed bank origination and ownership of certain types of loans, and as a result, capital availability for certain loan products is lower than it was historically, thus creating better opportunities for Ellington to invest in these loan products. Ellington uses its deep network of industry relationships to source new loan investments. These relationships have generated a regular flow of investment opportunities from diversified sources, including flow agreements with certain loan origination partners. By investing opportunistically in both loans and securities, we believe that we are able to achieve attractive diversification and can take advantage of relative value across investment classes.
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
In executing our strategies, subject to maintaining our qualification as a REIT, we employ a wide variety of hedging instruments and derivative contracts. See "—Risk Management" below.
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
Ellington has focused investment teams for many of our targeted asset classes. Our asset acquisition process includes sourcing and screening of asset acquisition opportunities, credit analysis, due diligence, structuring, financing, and hedging, each as appropriate, to seek attractive total returns commensurate with our risk tolerance. Our asset acquisition process is also informed by our objective to maintain our exclusion from registration as an investment company under the Investment Company Act, and to maintain our qualification as a REIT for U.S. federal income tax purposes.
Valuation of Assets
Our Manager's valuation committee directs our valuation process, which is also subject to the oversight of our independent directors. See Note 2 of the notes to consolidated financial statements included in this report for a complete discussion of our valuation process.
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
Interest Rate Hedging
We opportunistically hedge our interest rate risk by using various hedging strategies to mitigate such risks, subject to maintaining our qualification as a REIT and our exclusion from registration as an investment company under the Investment Company Act. The interest rate hedging instruments that we use and may use in the future include, without limitation:
•To-Be-Announced mortgage pass-through certificates, or "TBAs";
•interest rate swaps (including floating-to-fixed, fixed-to-floating, or more complex swaps such as floating-to-inverse floating, callable or non-callable);
•collateralized mortgage obligations, or "CMOs";
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
Credit Risk Hedging
Subject to maintaining our qualification as a REIT, we enter into credit-hedging positions in order to protect against adverse credit events with respect to certain of our credit assets. Our credit hedging portfolio can vary significantly from period to period, and can encompass a wide variety of financial instruments, including corporate debt or equity-related instruments, RMBS or CMBS-related instruments, or instruments involving other markets. Our hedging instruments can include both "single-name" instruments (i.e., instruments referencing one underlying entity or security) and hedging instruments referencing indices. We also opportunistically overlay our credit hedges with certain relative value long/short positions involving the same or similar instruments.
Foreign Currency Hedging
To the extent we hold instruments denominated in currencies other than U.S. dollars, we may enter into transactions to offset the potential adverse effects of changes in currency exchange rates, subject to maintaining our qualification as a REIT. In particular, we may use currency forward contracts and other currency-related derivatives to mitigate this risk.
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of December 31, 2020, the majority of our debt financings consisted of repurchase agreements, or "repos." Currently, the majority of our repos are collateralized by Agency RMBS; however, we also have repo borrowings that are collateralized by our credit assets, and, from time to time, U.S. Treasury securities. In a repo, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a specified later date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repos are accounted for as collateralized borrowings. During the term of a repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repo financings are often used to purchase the assets subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repo arrangements are typically documented under the Securities Industry and Financial Markets Association's, or "SIFMA's," standard form master repurchase agreement with the ability for both parties to demand margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, under most of our master repurchase agreements, we and our repo counterparties are required to post additional collateral to each other from time to time as part of the normal course of our business. Our repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty.
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
The management agreement, as amended, requires our Manager to manage our assets, operations, and affairs in conformity with the policies and the investment guidelines that are approved and monitored by our Board of Directors. Our Manager is under the supervision and direction of our Board of Directors. Our Manager is responsible for:
•the selection, purchase, and sale of assets in our portfolio;
•our financing and risk management activities;
•providing us with advisory services; and
•providing us with a management team, inclusive of a partially dedicated Chief Financial Officer and appropriate support personnel as necessary.
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
The management agreement provides that 10% of each incentive fee payable to our Manager is to be paid in common shares, with the balance paid in cash; provided, however, that our Manager may, in its sole discretion, elect to receive a greater percentage of any incentive fee in the form of common shares by providing our Board of Directors with written notice of its election to receive a greater percentage of its incentive fee in common shares before the first day of the last calendar month in the quarter to which such incentive fee relates. The management agreement further provides that our Manager may not elect to receive common shares as payment of its incentive fee, other than in accordance with all applicable securities exchange rules and securities laws (including prohibitions on insider trading). The number of our common shares to be received by our Manager is based on the fair market value of those common shares, which is determined based on the average of the closing prices of our common shares as reported by the NYSE during the last calendar month of the quarter to which such incentive fee relates. Common shares delivered as payment of the incentive fee are immediately vested, provided that our Manager has agreed not to sell such common shares prior to one year after the date they are issued to our Manager, provided further, however, that this transfer restriction will immediately lapse if the management agreement is terminated.

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
For purposes of calculating the incentive fee, the "Hurdle Amount" means, with respect to any fiscal quarter, the product of (i) one-fourth of the greater of (A) 9% and (B) 3% plus the 10-year U.S. Treasury rate for such fiscal quarter, (ii) the sum of (A) the weighted average gross proceeds per share of all common share and operating partnership unit, or "OP Unit," issuances since our inception and up to the end of such fiscal quarter, with each issuance weighted by both the number of shares and OP Units issued in such issuance and the number of days that such issued shares and OP Units were outstanding during such fiscal quarter, using a first-in first-out basis of accounting (i.e., attributing any share and OP Unit repurchases to the earliest issuances first) and (B) the result obtained by dividing (I) retained earnings attributable to common shares and OP Units at the beginning of such fiscal quarter by (II) the average number of common shares and OP Units outstanding for each day during such fiscal quarter, and (iii) the sum of (x) the average number of common shares and long term incentive plan units, or "LTIP Units," outstanding for each day during such fiscal quarter and (y) the average number of OP Units, and limited liability company interests in the Operating Partnership which are designated as LTIP Units, or "OP LTIP Units," outstanding for each day during such fiscal quarter. For purposes of determining the Hurdle Amount, issuances of common shares, OP LTIP Units and OP Units (a) as equity incentive awards, (b) to the Manager as part of its base management fee or incentive fee and (c) to the Manager or any of its affiliates in privately negotiated transactions, are excluded from the calculation. The payment of the incentive fee will be in a combination of common shares and cash, provided that at least 10% of any quarterly payment will be made in common shares.
Reimbursement of Expenses
We do not maintain an office or employ personnel. We rely on the facilities and resources of our Manager to conduct our operations. We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of Ellington's employees and other related expenses, other than our allocable portion of the costs incurred by our Manager for certain dedicated or partially dedicated employees including a Chief Financial Officer, one or more controllers, an in-house legal counsel, an investor relations professional, certain internal audit staff in connection with Sarbanes-Oxley compliance initiatives and certain other personnel performing duties for us, including certain personnel involved in the implementation of our more operationally intensive strategies, such as certain personnel involved in loan acquisition and loan management, based on the portion of their working time and efforts spent on our matters and subject to approval of the reimbursed amounts by the Compensation Committee of the Board of Directors. In addition, other than as expressly described in the management agreement, we are not required to pay any portion of rent, telephone, utilities, office furniture, equipment, machinery, and other office, internal and overhead expenses of our Manager and its affiliates.
Term and Termination
The management agreement has a current term that expires on December 31, 2021, and will automatically renew for a one year term on each anniversary date thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. Our independent directors review our Manager's performance annually, and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding common shares, based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the fees payable to our Manager are not fair, subject to our Manager's right to prevent a fee-based termination by accepting a mutually acceptable reduction of its fees. In the event we terminate the management agreement without cause or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of (i) the average annual base management fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal and (ii) the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal.
We may also terminate the management agreement without payment of the termination fee with 30 days prior written notice from our Board of Directors for cause, which is defined as:
•our Manager's continued material breach of any provision of the management agreement following a period of 30 days after written notice of such breach;
•our Manager's fraud, misappropriation of funds, or embezzlement against us;
•our Manager's gross negligence in performance of its duties under the management agreement;
•the occurrence of certain events with respect to the bankruptcy or insolvency of our Manager, including, but not limited to, an order for relief in an involuntary bankruptcy case or our Manager authorizing or filing a voluntary bankruptcy petition;
•the dissolution of our Manager; and
•certain changes of control of our Manager, including but not limited to the departure of Mr. Vranos from senior management of Ellington, whether through resignation, retirement, withdrawal, long-term disability, death or termination of employment with or without cause or for any other reason.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages, and expects to continue to manage, other funds, accounts, and vehicles that have strategies that are similar to, or that overlap with, our strategy, including Ellington Residential Mortgage REIT. As of December 31, 2020, Ellington managed various funds, accounts, and other vehicles, comprising approximately $10.4 billion of assets under management (excluding our assets but including $3.6 billion of accounts that do not employ financial leverage), with strategies that are similar to, or that overlap with, our strategy. The $10.4 billion in assets under management include approximately $1.4 billion in Ellington-managed CLOs. For these purposes, the Ellington-managed CLO figure represents the aggregate outstanding balance of CLO notes and market value of CLO equity, excluding any notes and equity held by other Ellington-

managed funds and accounts. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's Investment and Risk Management Committee and its Compliance Committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
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
Other policies of Ellington that our Manager applies to the management of our company include controls for:
•Cross Transactions—defined as transactions between us or one of our subsidiaries, on the one hand, and an account (other than us or one of our subsidiaries) managed by Ellington or our Manager, on the other hand. It is Ellington's policy to engage in a cross transaction only when the transaction is in the best interests of, and is consistent with the objectives and policies of, both accounts involved in the transaction. Pursuant to the terms of the management agreement, Ellington or our Manager may enter into cross transactions where it acts both on our behalf and on behalf of the other party to the transaction. Although we believe such restrictions on our Manager's ability to engage in cross transactions on our behalf mitigate many risks, cross transactions, even at market prices, may potentially create a conflict of interest between our Manager's and our officers' duties to and interests in us and their duties to and interests in the other party. Upon written notice to our Manager, we may at any time revoke our consent to our Manager's executing cross transactions. Additionally, unless approved in advance by a majority of our independent directors or pursuant to and in accordance with a policy that has been approved by a majority of our independent directors, all cross transactions must be effected at the then-prevailing market prices. Pursuant to our Manager's current policies and procedures, assets for which there are no readily observable market prices may be purchased or sold in cross transactions (i) at prices based upon third-party bids received through auction, (ii) at the average of the highest bid and lowest offer quoted by third-party dealers, or (iii) according to another pricing methodology approved by our Manager's Chief Compliance Officer.
•Principal Transactions—defined as transactions between Ellington or our Manager (or any related party of Ellington or our Manager, which includes employees of Ellington and our Manager and their families), on the one hand, and us or one of our subsidiaries, on the other hand. Certain cross transactions may also be considered principal transactions whenever our Manager or Ellington (or any related party of Ellington or our Manager, which includes employees of Ellington and our Manager and their families) have a substantial ownership interest in one of the transacting parties. Our Manager is only authorized to execute principal transactions with the prior approval of a majority of our independent directors and in accordance with applicable law. Such prior approval includes approval of the pricing methodology to be used, including with respect to assets for which there are no readily observable market prices.
•Investment in Other Ellington Accounts—pursuant to the management agreement, if we invest at issuance in the equity of any collateralized debt obligation, or "CDO," that is managed, structured, or originated by Ellington or one of its affiliates, or if we invest in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination, or structuring fees, then, unless agreed otherwise by a majority of our independent directors, the base management and incentive fees payable by us to our Manager will be reduced by (or our Manager will otherwise rebate to us) an amount equal to the applicable portion (as described in the management agreement) of any such management, origination or structuring fees.
•Split Price Executions—pursuant to the management agreement, our Manager is authorized to combine purchase or sale orders on our behalf together with orders for other accounts managed by Ellington, our Manager or their affiliates and allocate the securities or other assets so purchased or sold, on an average price basis or other fair and consistent basis, among such accounts.
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
Operating and Regulatory Structure
Tax Requirements
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code," commencing with our taxable year ended December 31, 2019. Since January 1, 2019, we have been organized in conformity with, and have operated in a manner that has enabled us to meet, the requirements for qualification as a REIT for U.S. federal income tax purposes. Provided that we maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that we will be able to comply with such requirements. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax on our taxable income at regular corporate rates (and any applicable state and local taxes). Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local, and non-U.S. taxes on our income. For example, any income generated by our domestic TRSs will be subject to U.S. federal, state, and local income tax. Any taxes paid by a TRS will reduce the cash available for distribution to our stockholders.
Investment Company Act Exclusions
Most of our business is conducted through various wholly-owned and majority-owned subsidiaries in a manner such that neither we nor our subsidiaries are subject to registration under the Investment Company Act. Under Section 3(a)(1) of the

Investment Company Act, a company is deemed to be an "investment company" if:
•it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities (Section 3(a)(1)(A)); or
•it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities and does own or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash) on an unconsolidated basis, or "the 40% Test" (Section 3(a)(1)(C)). "Investment securities" excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company for private funds under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
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
If we or our subsidiaries were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Compliance with the restrictions imposed by the Investment Company Act would require us to make material changes to our strategy which could materially adversely affect our business, financial condition and results of operations, and our ability to make distributions to our stockholders. Accordingly, to avoid that result, we may be required to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common or preferred stock, the sustainability of our business model and our ability to make distributions. See "Item 1A. Risk Factors—Risks Related to Our Organization and Structure—Maintenance of our exclusion from registration as an investment company under the Investment Company Act imposes significant limitations on our operations."
Investment Advisers Act of 1940
Both Ellington and our Manager are registered as investment advisers under the Investment Advisers Act of 1940, as amended, and are subject to the regulatory oversight of the Division of Investment Management of the SEC.
Human Capital Resources
We have no employees. All of our executive officers, and our dedicated or partially dedicated personnel, which include our Chief Financial Officer, Chief Accounting Officer, controller, accounting staff, in-house legal counsel, internal audit staff, and other personnel providing services to us are employees of Ellington or one or more of its affiliates. See "—Management Agreement" above.
Additional Information
A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our internet website at www.ellingtonfinancial.com. All of these reports are made available on our internet website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors are also available at www.ellingtonfinancial.com and are available in print to any stockholder upon request in writing to Ellington Financial Inc., c/o Investor Relations, 53 Forest Avenue, Old Greenwich, CT 06870. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC.
In addition, all of our reports filed with or furnished to the SEC can be obtained at the SEC's website at www.sec.gov.

Item 1A. Risk Factors
Summary of Risk Factors
Risks Related To Our Business
•Difficult conditions in the mortgage and residential real estate markets as well as general market concerns may adversely affect the value of the assets in which we invest.
•The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac, and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
•Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, our targeted assets.
•The principal and interest payments on our non-Agency RMBS are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.
•Less stringent underwriting guidelines and the resultant potential for delinquencies or defaults on certain mortgage loans could lead to losses on many of the non-Agency RMBS and European RMBS that we hold.
•We rely on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage our portfolio. Such models and other data may be incorrect, misleading or incomplete, which could cause us to purchase assets that do not meet our expectations or to make asset management decisions that are not in line with our strategy.
•Valuations of some of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time, and may differ from the values that would have been used if a ready market for these assets existed.
•We depend on third-party service providers, including mortgage servicers, for a variety of services related to our non-Agency RMBS, European assets, securitizations, and whole mortgage loans and loan pools. We are, therefore, subject to the risks associated with third-party service providers.
•We rely on mortgage servicers for our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans that we own directly. Such loss mitigation efforts may be unsuccessful or not cost effective.
•We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.
•To the extent that due diligence is conducted on potential assets, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.
•Sellers of the mortgage loans that we acquire, or that underlie the non-Agency RMBS or European RMBS in which we invest, may be unable to repurchase defective mortgage loans, which could have a material adverse effect on the value of our loans, or the loans held by the trust that issued the RMBS, and could cause shortfalls in the payments due on the RMBS or losses on the mortgage loans.
•Our assets include subordinated and lower-rated securities that generally have greater risk of loss than senior and higher-rated securities.
•Investments in second-lien mortgage loans could subject us to increased risk of losses.
•Prepayment rates can change, adversely affecting the performance of our assets.
•Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets.
•An increase in interest rates may cause a decrease in the issuance volumes of certain of our targeted assets, which could adversely affect our ability to acquire targeted assets that satisfy our investment objectives and to generate income and pay dividends.
•Interest rate caps on the ARMs and hybrid ARMs that back our RMBS may reduce our net interest margin during periods of rising or high interest rates.
•Residential mortgage loans, including residential NPLs, non-QM loans, and residential transition loans, are subject to increased risks.
•If we subsequently resell any whole mortgage loans that we acquire, we may be required to repurchase such loans or indemnify purchasers if we breach representations and warranties.
•The commercial mortgage loans that we acquire or originate, and the mortgage loans underlying our CMBS investments, are subject to the ability of the commercial property owner to generate net income from operating the property as well as to the risks of delinquency and foreclosure.
•Our investments in CMBS are at risk of loss.
•We may not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.
•A portion of our investments currently are, and in the future may be, in the form of non-performing and sub-performing commercial and residential mortgage loans, or loans that may become non-performing or sub-performing, which are subject to increased risks relative to performing loans.
•Our real estate assets and our real estate-related assets (including mortgage loans and MBS) are subject to the risks associated with real property.
•We engage in short selling transactions, which may subject us to additional risks.
•We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders, as well as increase losses when economic conditions are unfavorable.
•Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
•A failure to comply with restrictive covenants in our financing arrangements would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt.
•Our securitizations may expose us to additional risks.
•Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets.
•The anticipated discontinuation of LIBOR and transition from LIBOR to an alternative reference rate may adversely affect the value and liquidity of the financial obligations to be held or issued by us that are linked to LIBOR.
•Our investments that are denominated in foreign currencies subject us to foreign currency risk, which may adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
•Hedging against credit events, interest rate changes, foreign currency fluctuations, and other risks may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
•Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on regulated exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses.
•Certain of our hedging instruments are regulated by the CFTC and such regulations may adversely impact our ability to enter into such hedging instruments and cause us to incur increased costs.
•Our use of derivatives may expose us to counterparty risk.
•Our rights under our repos are subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders.
•Certain actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
•We may change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operational, and management policies without notice or stockholder consent, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. In addition, our Board of Directors may authorize us to revoke or otherwise terminate our REIT election without the approval of our stockholders.
•We operate in a highly competitive market.
•We are highly dependent on Ellington's information systems and those of third-party service providers and system failures could significantly disrupt our business, which may, in turn, materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
•Because we are highly dependent on information systems when sharing information with third party service providers, systems failures, breaches or cyber-attacks could significantly disrupt our business, which could have a material adverse effect on our results of operations and cash flows.
•Lack of diversification in the number of assets we acquire would increase our dependence on relatively few individual assets.
•The lack of liquidity in our assets may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
•We could be subject to liability for potential violations of predatory lending laws, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
•We may be exposed to environmental liabilities with respect to properties in which we have an interest.
•Consumer loans are subject to delinquency and loss, which could have a negative impact on our financial results.
•Increased regulatory attention and potential regulatory action on certain areas within the consumer credit or reverse mortgage businesses could have a negative impact on our reputation, or cause losses on our investments in consumer loans or our equity investment in loan originators.
•Our investments in distressed debt and equity have significant risk of loss, and our efforts to protect these investments may involve large costs and may not be successful.
•We have held and may continue to hold the debt securities, loans or equity of companies that are more likely to enter into bankruptcy proceedings or have other risks.
•We may be subject to risks associated with syndicated loans.
•We have made and may in the future make investments in companies that we do not control.
•We have invested and may in the future invest in securities in the developing CRT sector that are subject to mortgage credit risk.
Risks Related to the COVID-19 Pandemic
•The recent global outbreak of the COVID-19 pandemic has adversely affected, and could continue to adversely affect, our business, financial condition, liquidity, and results of operations.
Risks Related to our Relationship with our Manager and Ellington
•Our relationship with our Manager and Ellington poses risks to us.
•We are dependent on our Manager and certain key personnel of Ellington that are provided to us through our Manager and may not find a suitable replacement if our Manager terminates the management agreement or such key personnel are no longer available to us.
•There are conflicts of interest in our relationships with our Manager and Ellington, which could result in decisions that are not in the best interests of our shareholders.
Risks Related to Our Common Stock and Preferred Stock
•Our stockholders may not receive dividends or dividends may not grow over time.
•An increase in interest rates may have an adverse effect on the market price of our equity or debt securities and our ability to pay dividends to our stockholders.
•Investing in our securities involves a high degree of risk.
Risks Related to Our Organization and Structure
•Our certificate of incorporation, bylaws and management agreement contain provisions that may inhibit potential acquisition bids that stockholders may consider favorable, and the market price of our common stock may be lower as a result.
•There are ownership limits and restrictions on transferability in our certificate of incorporation.
•Our rights and the rights of our stockholders to take action against our directors and officers or against our Manager or Ellington are limited, which could limit your recourse in the event actions are taken that are not in your best interests.
•Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors or officers.
•Maintenance of our exclusion from registration as an investment company under the Investment Company Act imposes significant limitations on our operations.
•If we were required to register as an investment company under the Investment Company Act, we would be subject to the restrictions imposed by the Investment Company Act, which would require us to make material changes to our strategy.
U.S. Federal Income Tax Risks
•Your investment has various U.S. federal, state, and local income tax risks. Our failure to qualify as a REIT would subject us to U.S. federal, state and local income taxes, which could adversely affect the value of our common stock and would substantially reduce the cash available for distribution to our stockholders.
•Complying with REIT requirements may cause us to forego or liquidate otherwise attractive investments.
•Complying with REIT requirements may limit our ability to hedge effectively.

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
In September 2008, in response to the deteriorating financial condition of Fannie Mae and Freddie Mac, the U.S. Government placed Fannie Mae and Freddie Mac into the conservatorship of the Federal Housing Finance Agency, or "FHFA," their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. Under this conservatorship, Fannie Mae and Freddie Mac are required to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS. In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Treasury entered into Preferred Stock Purchase Agreements (“PSPAs”) with the FHFA and have taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity in an effort to ensure their financial stability.
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

In May 2020, the FHFA announced new capital rules for the GSEs intended to rebuild the GSEs’ capital bases in advance of leaving conservatorship. On June 30, 2020, the proposed rule for the GSEs was published in the Federal Register, and on December 17, 2020, the final rule was published with an effective date of February 16, 2021. In January 2021, the FHFA and the U.S. Treasury agreed to modifications to the PSPAs that will permit Fannie Mae and Freddie Mac to continue to retain earnings until they satisfy the requirements of the new capital rules. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the GSEs, or materially reducing the roles of the GSEs in the U.S. mortgage market, and it is not possible at this time to predict the scope and nature of the actions that the U.S. Government will ultimately take with respect to these GSEs.
Fannie Mae, Freddie Mac, and Ginnie Mae could each be dissolved, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac, or Ginnie Mae were eliminated, or their structures were to change radically, or if the U.S. Government significantly reduced its support for any or all of them, we may be unable or significantly limited in our ability to acquire Agency RMBS, which would drastically reduce the amount and type of Agency RMBS available for purchase which, in turn, could materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act and our ability to maintain our qualification as a REIT. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs and could have broad adverse market implications for the Agency RMBS they currently guarantee. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the value of our Agency RMBS. In addition, any market uncertainty that arises from such proposed changes could have a similar impact on us and our Agency RMBS.
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
The U.S. Government, through the U.S. Treasury, FHA, and the Federal Deposit Insurance Corporation, or "FDIC," has at various points in time, including in response to the COVID-19 pandemic, and may again in the future, implement programs designed to provide homeowners with assistance in avoiding mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.
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

The principal and interest payments on our non-Agency RMBS and any CRTs that we may purchase are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.
Our portfolio includes non-Agency RMBS which are backed by residential mortgage loans that do not conform to the Fannie Mae or Freddie Mac underwriting guidelines, including subprime, manufactured housing, Alt-A, prime jumbo, non-QM, and single-family-rental mortgage loans. Consequently, the principal and interest on non-Agency RMBS, unlike those on Agency RMBS, are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. Government.
Non-Agency RMBS are subject to many of the risks of the respective underlying mortgage loans. A residential mortgage loan is typically secured by single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, unemployment, acts of God, pandemics such as the COVID-19 pandemic, terrorism, social unrest, and civil disturbances, may impair borrowers' abilities to repay their mortgage loans. In periods following home price declines, "strategic defaults" (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. In addition, the Tax Cuts and Jobs Act, or "TCJA," reduced the mortgage interest deduction limit, eliminated the deduction for interest with respect to home equity indebtedness, with certain exceptions, and limited the state and local income and property tax deduction. These changes could reduce home affordability and adversely impact housing prices in certain regions, which could lead to an increase in defaults on the mortgage loans underlying many of our investments.
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
Less stringent underwriting guidelines and the resultant potential for delinquencies or defaults on certain mortgage loans could lead to losses on many of the non-Agency RMBS and European RMBS that we hold.
Many of the non-Agency RMBS in which we invest are collateralized by Alt-A and subprime mortgage loans, which are mortgage loans that were originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans (mortgage loans that generally conform to Fannie Mae or Freddie Mac underwriting guidelines). In addition, we have acquired, and may acquire in the future, European RMBS, including retained tranches from European RMBS securitizations in which we have participated. These European RMBS are backed by residential mortgage loans that were typically originated using less stringent underwriting guidelines. These underwriting guidelines were more permissive as to borrower credit history or credit score, borrower debt-to-income ratio, loan-to-value ratio, and/or as to documentation (such as whether and to what extent borrower income was required to be disclosed or verified). In addition, even when specific underwriting guidelines were represented by loan originators as having been used in connection with the origination of mortgage loans, these guidelines were in many cases not followed as a result of aggressive lending practices, fraud (including borrower or appraisal fraud), or other factors. Mortgage loans that were underwritten pursuant to less stringent or looser underwriting guidelines, or that were poorly underwritten to their stated guidelines, have experienced, and should be expected to experience in the future, substantially higher rates of delinquencies, defaults, and foreclosures than those experienced by mortgage loans that were underwritten in a manner more consistent with Fannie Mae or Freddie Mac guidelines. Thus, because of the higher delinquency rates and losses associated with Alt-A, subprime mortgage loans and European mortgage loans, the performance of RMBS backed by Alt-A, subprime mortgage loans, and European mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

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
Some of the risks of relying on analytical models and third-party data include the following:
•collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors;
•information about assets or the underlying collateral may be incorrect, incomplete, or misleading;
•asset, collateral or MBS historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different MBS issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); and
•asset, collateral or MBS information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.
Some models, such as prepayment models or default models, may be predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses. In addition, the predictive models used by our Manager may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices. Furthermore, because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data, and, in the case of predicting performance in scenarios with little or no historical precedent (such as extreme broad-based declines in home prices, deep economic recessions or depressions, or pandemics), such models must employ greater degrees of extrapolation and are therefore more speculative and of more limited reliability.
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
Market-based inputs are generally the preferred source of values for purposes of measuring the fair value of our assets under U.S. GAAP. However, the markets for our investments have experienced, and could in the future experience, extreme volatility, reduced transaction volume and liquidity, and disruption as a result of certain events, such as the COVID-19 pandemic, which has made, and could in the future make, it more difficult for our Manager, and for the third-party dealers and pricing services that we use, to rely on market-based inputs in connection with the valuation of our assets under U.S. GAAP. Furthermore, in determining the fair value of our assets, our Manager uses proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates, interest rates, default rates and loss severities. These assumptions might be especially difficult to project accurately during periods of economic disruption. The fair value of certain of our investments may fluctuate over short periods of time, and our Manager’s determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed.
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
Following the global financial crisis of 2008-2009, one of the biggest risks affecting the residential mortgage loan, non-Agency RMBS, and European RMBS markets has been uncertainty around the timing and ability of servicers to foreclose on defaulted loans, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to RMBS holders. Given the magnitude of the 2008-2009 housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures, mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse, and securitization processes, mortgage servicers have generally had much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. In addition, the COVID-19 pandemic has led, and could continue to lead, to delays in the foreclosure process, both by operation of state law (e.g., foreclosure moratoriums in certain states) and by delays in the judicial system. These circumstances have led to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of a servicer's control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and has affected and may continue to affect the values of, and our returns on, our investments in RMBS and residential whole loans.
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
Sellers of the mortgage loans that we acquire, or that underlie the non-Agency RMBS or European RMBS in which we invest, may be unable to repurchase defective mortgage loans, which could have a material adverse effect on the value of our loans, or the loans held by the trust that issued the RMBS, and could cause shortfalls in the payments due on the RMBS or losses on the mortgage loans.
Sellers of mortgage loans that we acquire or that are sold to the trusts that issued the non-Agency RMBS or European RMBS in which we invest made various representations and warranties related to the mortgage loans sold by them to us or the trusts that issued the RMBS. If a seller fails to cure a material breach of its representations and warranties with respect to any mortgage loan in a timely manner, then we, or the trustee or the servicer of the loans, may have the right to require that the seller repurchase the defective mortgage loan (or in some cases substitute a performing mortgage loan). It is possible, however, that for financial or other reasons, the seller either may not be capable of repurchasing defective mortgage loans, or may dispute the validity of or otherwise resist its obligation to repurchase defective mortgage loans. The inability or unwillingness of a seller to repurchase defective mortgage loans from us or from a non-Agency RMBS trust or European RMBS trust in which we invest would likely cause higher rates of delinquencies, defaults, and losses for the mortgage loans we hold, or the mortgage loans backing such non-Agency RMBS or European RMBS, and ultimately greater losses for our investment in such assets.
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
The adverse effects of prepayments may impact us in various ways. First, particular investments may experience outright losses, as in the case of interest only securities, or "IOs," and inverse interest only securities, or "IIOs," in an environment of faster actual or anticipated prepayments. Second, particular investments may underperform relative to any hedges that our Manager may have constructed for these assets, resulting in a loss to us. In particular, prepayments (at par) may limit the potential upside of many RMBS to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss. Furthermore, to the extent that faster prepayment rates are due to lower interest rates, the principal payments received from prepayments will tend to be reinvested in lower-yielding assets, which may reduce our income in the long run. Therefore, if actual prepayment rates differ from anticipated prepayment rates, our business, financial condition and results of operations, and ability to pay dividends to our stockholders could be materially adversely affected.
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
Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency and foreclosure, and risk of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things:
•tenant mix;
•declines in tenant income and/or changes to tenant businesses;
•property management decisions;
•property location, condition, and design;
•new construction of competitive properties;
•changes in laws that increase operating expenses or limit rents that may be charged;
•changes in national, regional, or local economic conditions and/or specific industry segments, including the credit and securitization markets;
•declines in regional or local real estate values;
•declines in regional or local rental or occupancy rates;
•increases in interest rates, real estate tax rates, and other operating expenses;
•costs of remediation and liabilities associated with environmental conditions;
•the potential for uninsured or underinsured property losses;
•changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation, and the related costs of compliance; and
•acts of God, pandemics such as the COVID-19 pandemic, terrorist attacks, social unrest, and civil disturbances.
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
We own assets secured by real estate, we own real estate directly, and may acquire additional real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate assets are subject to various risks, including:
•declines in the value of real estate;
•acts of God, including pandemics, such as the COVID-19 pandemic, earthquakes, floods, wildfires, hurricanes, mudslides, volcanic eruptions and other natural disasters, which may result in uninsured losses;
•acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•adverse changes in national and local economic and market conditions;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and zoning ordinances;
•costs of remediation and liabilities associated with environmental conditions such as indoor mold;
•potential liabilities for other legal actions related to property ownership including tort claims; and
•the potential for uninsured or under-insured property losses.
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
Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. For example, by entering into repos with haircut levels, of 5%, we could theoretically leverage capital allocated to Agency RMBS by an asset-to-equity ratio of as much as 20 to 1. A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized.

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
Leverage also increases the risk of our being forced to precipitously liquidate our assets. See "—Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders" below.
Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Our ability to fund our operations, meet financial obligations, and finance targeted asset acquisitions may be impacted by an inability to secure and maintain our financing through repurchase agreements or other borrowings with our counterparties. Because repurchase agreements are generally short-term transactions, lenders may respond to adverse market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have, and may continue to, impose more onerous conditions when rolling such repurchase agreements.
Our lenders are primarily large global financial institutions, with exposures both to global financial markets and to more localized conditions. In addition to borrowing from large banks, we borrow from smaller non-bank financial institutions. Whether because of a global or local financial crisis or other circumstances, such as if one or more of our lenders experiences severe financial difficulties, they or other lenders could become unwilling or unable to provide us with financing, could increase the haircut required for such financing, or could increase the costs of that financing.
Moreover, we are currently party to short-term borrowings (in the form of repos) and there can be no assurance that we will be able to replace these borrowings, or "roll" them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms, or at all. If we are not able to renew our existing repurchase agreements or other borrowings, or arrange for new financing on terms acceptable to us, or if we default on our financial covenants (including those on our repurchase agreements, other borrowings, and our Senior Notes), are otherwise unable to access funds under our financing arrangements, or if we are required to post more collateral or face larger haircuts, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses, and may also force us to curtail our asset acquisition activities. Similarly, if we were to move a financing from one counterparty to another that was subject to a larger haircut we would have to repay more cash to the original repurchase agreement counterparty than we would be able to borrow from the new repurchase agreement counterparty. To the extent that we might be compelled to liquidate qualifying real estate assets to repay debts, our compliance with the REIT asset tests, income tests, and distribution requirements could be negatively affected, which could jeopardize our qualification as a REIT. Losing our REIT qualification would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income and decrease profitability and cash available to pay dividends to our stockholders. Any such forced liquidations could also materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act.
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
Moreover, the amount of financing that we receive under our financing agreements will be directly related to our lenders’ valuation of the financed assets subject to such agreements. Typically, the master repurchase agreements that govern our borrowings under repurchase agreements grant the lender the right to reevaluate the fair market value of the financed assets subject to such repurchase agreements at any time. If a lender determines that the net decrease in the value of the portfolio of financed assets is greater in magnitude than any applicable threshold, it will generally initiate a margin call. In such cases, a lender's valuations of the financed assets may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A valid margin call requires us to transfer additional cash or qualifying assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. If a lender under one of our repo agreements were to send us a notice of default, even if we were to dispute the validity of a margin call from the lender, such lender will have possession of the financed assets, and might still decide to exercise its contractual remedies. In the event of our default, our lenders or derivative counterparties can accelerate our indebtedness, terminate our derivative contracts (potentially on unfavorable terms requiring additional payments, including additional fees and costs), increase our borrowing rates, liquidate our collateral, and terminate our ability to borrow. In certain cases, a default on one repo agreement or derivative agreement (whether caused by a failure to satisfy margin calls or another event of default) can trigger "cross defaults" on other such agreements. In addition, if the market value of our derivative contracts with a derivative counterparty declines in value, we generally will be subject to a margin call by the derivative counterparty.
Significant margin calls and/or increased repo haircuts could have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our stockholders, and could cause the value of our capital stock to decline. During March and April of 2020, we observed that many of our financing agreement counterparties assigned lower valuations to certain of our assets, resulting in us having to pay cash or transfer additional securities to satisfy margin calls, which were higher than historical levels. In addition, during March and April of 2020 we also experienced an increase in haircuts on repurchase agreements that we rolled. A sufficiently deep and/or rapid increase in margin calls or haircuts would have an adverse impact on our liquidity.
Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash dividends to our stockholders, and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders, or in the worst case, cause our insolvency.
A failure to comply with restrictive covenants in our financing arrangements would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt.
We are subject to various restrictive covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. For example, the indenture governing our Senior Notes contains covenants that, subject to a number of exceptions and adjustments, among other things: limit our ability to incur additional indebtedness; require us to maintain a minimum Net Asset Value (as defined in the indenture governing the Senior Notes); require us to maintain a ratio of Consolidated Unencumbered Assets (as defined in indenture governing the Senior Notes) to the aggregate principal amount of the outstanding Senior Notes at or above a specified threshold, and impose certain conditions on our merger or consolidation with another person. In addition, the interest rate on our Senior Notes is subject to upward adjustment based on certain changes, if any, in the ratings of the Senior Notes. Furthermore, several of our repo agreements contain financial covenants of a similar nature, including requiring us to maintain a minimum level of liquidity and a minimum level of equity.
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
In order to generate additional cash for funding new investments, we have securitized, and may in the future seek to securitize, certain of our assets, especially our loan assets. Some securitizations are treated as financing transactions for U.S. GAAP, while others are treated as sales. In a typical securitization, we convey assets to a special purpose vehicle, which then issues one or more classes of notes secured by the assets pursuant to the terms of an indenture. To the extent that we retain the most subordinated economic interests in the issuing vehicle, we would continue to be exposed to losses on the assets for as long as those retained interests remained outstanding and therefore able to absorb such losses. Furthermore, our retained interests in a securitization could be less liquid than the underlying assets themselves, and may be subject to U.S. Risk Retention Rules (See "—We, Ellington, or its affiliates may be subject to adverse legislative or regulatory changes," below) and similar European rules. Moreover, even though we might accumulate assets with a view towards possible securitization, we cannot be assured that we will be able to access the securitization market, or be able to do so under favorable terms. The inability to securitize certain segments of our portfolio, especially certain of our loan assets, could force us to resort to inferior methods of financing those assets, could force us to sell those loan assets at inopportune times, and could adversely impact our ability to grow our loan acquisition businesses.

In addition, in anticipation of a securitization transaction, we (either alone or in conjunction with other investors, including other Ellington affiliates) have in the past, and may again in the future, provide capital to a vehicle accumulating assets for the securitization. If such a securitization is not ultimately completed, or if the assets do not perform as expected during the accumulation period, we could lose all or a portion of the capital that we provided to the vehicle. Furthermore, because we may enter into these types of transactions along with other investors, including other Ellington affiliates, there may be conflicts between us, on the one hand, and the other investors, including other Ellington affiliates, on the other hand. These accumulation vehicles typically enter into warehouse financing facilities to facilitate their accumulation of assets, and so such vehicles carry with them the additional risks associated with financial leverage and covenant compliance.
In connection with our securitizations, we generally are required to prepare disclosure documentation for investors, including term sheets and offering memoranda, which contain information regarding the securitization generally, the securities being issued, and the assets being securitized. If our disclosure documentation for a securitization is alleged or found to contain material inaccuracies or omissions, we may be liable under federal securities laws, state securities laws or other applicable laws for damages to the investors in such securitization, we may be required to indemnify the underwriters of the securitization or other parties, and/or we may incur other expenses and costs in connection with disputing these allegations or settling claims. Such liabilities, expenses, and/or losses could be significant.
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. During 2020, in response to the negative economic effects caused by the COVID-19 pandemic, the U.S. Federal Reserve, or the "Federal Reserve," decreased the target range for the federal funds rate from 1.50%—1.75% to 0.00%—0.25%. Prior to 2019, the Federal Reserve had been increasing the target range for the federal funds rate, from December 2015 through December 2018. The future path of interest rates is highly uncertain, and increases could occur in the near future.
While we opportunistically hedge our exposure to changes in interest rates, such hedging may be limited by our intention to remain qualified as a REIT, and we can provide no assurance that our hedges will be successful, or that we will be able to enter into or maintain such hedges. As a result, interest rate fluctuations can cause significant losses, reductions in income, and can limit the cash available to pay dividends to our stockholders.
The anticipated discontinuation of LIBOR and transition from LIBOR to an alternative reference rate may adversely affect the value and liquidity of the financial obligations to be held or issued by us that are linked to LIBOR.

LIBOR is an indicative measure of the average interest rate at which major global banks could borrow from one another and is used extensively as a “benchmark” or “reference rate” for various financial and commercial contracts. LIBOR is quoted in multiple currencies and multiple time frames using data reported by private-sector banks.
On July 27, 2017, the U.K. Financial Conduct Authority, or the “FCA,” announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether LIBOR will cease to exist at that time or whether new methods of calculating LIBOR will be established enabling LIBOR to continue to exist after 2021. On March 5, 2021, the ICE Benchmark Administration, (the current administrator of LIBOR), or the “IBA,” published a feedback statement stating that it would cease publishing USD LIBOR on December 31, 2021 for the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined, or any regulatory activity related to LIBOR’s phaseout, could cause LIBOR to behave differently than in the past or cease to exist. Although regulators and the IBA have made clear that the recent announcements should not be read to say that LIBOR has ceased or will cease, we cannot make assurances that LIBOR will survive in its current form, or at all.
In anticipation of the discontinuation of LIBOR in the U.S., the Alternative Reference Rates Committee, or the "ARRC," a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York consisting of large U.S. financial institutions, regulators and other private and public-sector entities, has identified the Secured Overnight Financing Rate, or "SOFR," as its preferred alternative rate to take the place of US Dollar LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although the U.S. Treasury-backed overnight repo market is highly liquid, there is currently no robust market for determining forward-looking, SOFR term rates. Additionally, certain of our LIBOR based contracts that may be in effect at the time of LIBOR discontinuation may not contain fallback language in the event LIBOR is unavailable or may not contain fallback language that contemplates the permanent discontinuation of LIBOR. Consequently, there is uncertainty as to how our LIBOR based financial instruments may react to its discontinuation.
It also is possible that not all of our LIBOR based assets and liabilities (including our derivatives) will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities (including our derivatives) will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from referencing LIBOR to SOFR requires calculations of a fixed spread to account for differences between LIBOR and SOFR. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that similar financial instruments will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition may also involve operational risks. It is also possible that no transition will occur for certain financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process and/or, as is the potential case for our Series A Preferred Stock, that the determination of LIBOR would be dependent on banks voluntarily providing quotations of LIBOR to us based on specified procedures, which an insufficient number of banks may be willing or able to do, in which case the variable rate instrument could convert to a fixed-rate instrument based on the most recent rate in effect for the instrument. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. The nature of such potential changes, alternative reference rates or other reforms could adversely affect the market for or value of, any securities, loans, derivatives, and other financial instruments that are based directly or indirectly on LIBOR, and as a result may adversely affect our overall financial condition and results of operations.
Our investments that are denominated in foreign currencies subject us to foreign currency risk, which may adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Our investments that are denominated in foreign currencies subject us to foreign currency risk arising from fluctuations in exchange rates between such foreign currencies and the U.S. dollar. While we currently attempt to hedge the vast majority of our foreign currency exposure, subject to maintaining our qualification as a REIT, we may not always choose to hedge such exposure, or we may not be able to hedge such exposure. To the extent that we are exposed to foreign currency risk, changes in exchange rates of such foreign currencies to the U.S. dollar may adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

Hedging against credit events, interest rate changes, foreign currency fluctuations, and other risks may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Subject to maintaining our qualification as a REIT and maintaining our exclusion from registration as an investment company under the Investment Company Act, we opportunistically pursue various hedging strategies to seek to reduce our exposure to losses from adverse credit events, interest rate changes, foreign currency fluctuations, and other risks. Hedging against a decline in the values of our portfolio positions does not prevent losses if the values of such positions decline, nor does it eliminate the possibility of fluctuations in the value of our portfolio. Hedging transactions generally will limit the opportunity for gain should the values of our other portfolio positions increase. Further, certain hedging transactions could result in significant losses. Qualification as a REIT may require that we undertake certain hedging activities in a TRS. Our domestic TRSs are subject to U.S. federal, state, and local income tax. Moreover, at any point in time we may choose not to hedge all or a portion of our risks, and we generally will not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge. Even if we do choose to hedge certain risks, for a variety of reasons we generally will not seek to establish a perfect correlation between our hedging instruments and the risks being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Our hedging activity will vary in scope based on the composition of our portfolio, our market views, and changing market conditions, including the level and volatility of interest rates. When we do choose to hedge, hedging may fail to protect or could materially adversely affect us because, among other things:
•our Manager may fail to correctly assess the degree of correlation between the hedging instruments and the assets being hedged;
•our Manager may fail to recalculate, re-adjust, and execute hedges in an efficient and timely manner;
•the hedging transactions may actually result in poorer overall performance for us than if we had not engaged in the hedging transactions;
•credit hedging can be expensive, particularly when the market is forecasting future credit deterioration and when markets are more illiquid;
•interest rate hedging can be expensive, particularly during periods of volatile interest rates;
•available hedges may not correspond directly with the risks for which protection is sought;
•the durations of the hedges may not match the durations of the related assets or liabilities being hedged;
•many hedges are structured as over-the-counter contracts with counterparties whose creditworthiness is not guaranteed, raising the possibility that the hedging counterparty may default on their payment obligations;
•to the extent that the creditworthiness of a hedging counterparty deteriorates, it may be difficult or impossible to terminate or assign any hedging transactions with such counterparty; and
•our hedging instruments are generally structured as derivative contracts and, as a result, are subject to additional risks such as those described above under "—Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders." and below under "—Our use of derivatives may expose us to counterparty risk."
For these and other reasons, our hedging activity may materially adversely affect our business, financial condition and results of operations, our ability to pay dividends to our stockholders, and our ability to maintain our qualification as a REIT.
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
In the event of our insolvency or bankruptcy, certain repos may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on and/or liquidate the collateral pledged under such agreements without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repo, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured claim. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repo or to be compensated for any damages resulting from the lenders' insolvency may be further limited by those statutes. These claims would be subject to significant delay and costs to us and, if and when received, may be substantially less than the damages we actually incur.
Certain actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
In response to the global financial crisis of 2008-2009 and again in response to the economic effects of the COVID-19 pandemic in 2020, the Federal Reserve announced and completed several rounds of quantitative easing, which are programs designed to expand the Federal Reserve's holdings of long-term securities by purchasing U.S. Treasury securities and/or Agency RMBS, in order to provide stability to the market. During 2020, among other actions, the Federal Reserve: (i) reduced the target range for the federal funds rate to 0.00%–0.25%; (ii) committed to purchase U.S. Treasury securities and Agency MBS without explicit limits on the amounts purchased; (iii) reduced the discount rate at its discount window; (iv) reduced the reserve requirement ratios for depository institutions to 0.00%; (v) announced its intention to continue conducting term and overnight repo operations; (vi) encouraged banks to use their capital and liquidity buffers to lend; and (vii) in coordination with other central banks, expanded U.S. dollar liquidity swap lines with foreign banks. The Federal Reserve also announced several funding and liquidity programs, including providing up to $2.3 trillion in additional loans to the market. These actions put downward pressure on interest rates and stabilized repo rates, but they could be changed and/or discontinued at any time. Long-term interest rates, including mortgage rates, also declined, which led to an increase in prepayment rates and negatively impacted the market value of many of our investments.
Among other effects, these interest rate reductions by the Federal Reserve could continue to increase prepayment rates (resulting from lower long-term interest rates, including mortgage rates), continue to impact the shape of the yield curve, and cause a narrowing of our net interest margin. If the Federal Reserve were to discontinue, modify or reverse some or all of the programs and actions it implemented in 2020 in response to the COVID-19 pandemic, such actions could have a material adverse effect on our investment portfolio and on the economy as a whole, which could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Conversely, if the negative economic effects of the COVID-19 pandemic continue, the Federal Reserve could implement additional quantitative easing or other similar programs designed to maintain interest rates or reduce them further, which could adversely impact our business, including lowering the yields that we are able to generate on our investments.
From December 2015 through December 2018, the Federal Reserve had been increasing the target range for the federal funds rate, and interest rate increases could occur again in the near future. See "—Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets" above. These and other actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Although we elected to be treated as a REIT, our Board of Directors may authorize us to revoke or otherwise terminate our REIT election, without the approval of our stockholders, at any time. These changes could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We operate in a highly competitive market.
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including other mortgage REITs, financial companies, public and private funds, commercial and investment banks, and residential and commercial finance companies. We may also compete with (i) the Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes and (ii) companies that partner with and/or receive financing from the U.S. Government or consumer bank deposits. Many of our competitors are substantially larger and have considerably more favorable access to capital and other resources than we do. We acquire a significant amount of our loan assets pursuant to flow agreements with various loan originators. If such originators are unable or unwilling to continue to sell loan assets to us, we may be forced to acquire such loan assets at prices that are less attractive, or acquire different assets, which could adversely impact our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. Furthermore, new companies with significant amounts of capital have been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as funding from the U.S. Government. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire, or pay higher prices than we can. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from our qualification as a REIT and in some cases to avoid adverse tax consequences to our stockholders, (ii) restraints imposed on us by our attempt to comply with certain exclusions from the definition of an "investment company" or other exemptions under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
We acquire assets and other instruments that are not publicly traded, including privately placed RMBS, residential and commercial mortgage loans, CLOs, consumer loans, ABS backed by consumer and commercial assets, distressed corporate debt and equity, and other private investments. As such, these assets may be subject to legal and other restrictions on resale, transfer, pledge or other disposition, or will otherwise be less liquid than publicly traded securities. Other assets that we acquire, while publicly traded, have limited liquidity on account of their complexity, turbulent market conditions, or other factors. In addition, mortgage-related assets from time to time have experienced extended periods of illiquidity, including during times of financial stress (such as during the COVID-19 pandemic), which is often the time that liquidity is most needed. Illiquid assets typically experience greater price volatility, because a ready market does not exist, and they can be more difficult to value or sell if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we or our Manager has or could be attributed with material non-public information. Furthermore, assets that are illiquid are more difficult to finance, and to the extent that we finance assets that are or become illiquid, we may lose that financing or have it reduced. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
We are exposed to the performance of consumer loans both through the consumer loans that we own directly, and through those consumer loans to which we are exposed indirectly through our ownership of consumer-loan-backed ABS. The ability of borrowers to repay consumer loans may be adversely affected by numerous borrower-specific factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God, pandemics such as the COVID-19 pandemic, or terrorism, may also affect the financial stability of borrowers and impair their ability or willingness to repay their loans. Whenever any of our consumer loans defaults, we are at risk of loss to the extent of any deficiency between the liquidation value of the collateral, if any, securing the loan, and the principal and accrued interest of the loan. Many of our consumer loans are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential real estate loans. Pursuing any remaining deficiency following a default is often difficult or impractical, especially when the borrower has a low credit score, making further substantial collection efforts unwarranted. In addition, repossessing personal property securing a consumer loan can present additional challenges, including locating and taking physical possession of the collateral. We rely on servicers who service these consumer loans, to, among other things, collect principal and interest payments on the loans and perform loss mitigation services, and these servicers may not perform in a manner that promotes our interests. Since we purchase some of our consumer loans and our consumer-loan-backed ABS at a premium to the remaining unpaid principal balance, we may incur a loss when such loans are voluntarily prepaid. There can be no guarantee that we will not suffer unexpected losses on our investments as a result of the factors set out above, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Increased regulatory attention and potential regulatory action on certain areas within the consumer credit or reverse mortgage businesses could have a negative impact on our reputation, or cause losses on our investments in consumer loans or our equity investment in loan originators.
Certain consumer advocacy groups, media reports, and federal and state legislators have asserted that laws and regulations should be tightened to severely limit, if not eliminate, the availability of certain loan products. The consumer advocacy groups and media reports generally focus on higher cost consumer loans, which are typically made to less creditworthy borrowers, and which bear interest rates that are higher than the interest rates typically charged by lending institutions to more creditworthy consumers. These consumer advocacy groups and media reports have characterized these consumer loans as predatory or abusive. In addition, reverse mortgage loans have faced similar issues in terms of media reports and potential legislative hurdles. If the negative characterization of these types of loans becomes increasingly accepted by consumers, legislators or regulators, our reputation, as a purchaser of such loans and as an equity investor in a both a consumer loan originator and a reverse mortgage originator, could be negatively impacted. Furthermore, if legislators or regulators take action against originators of consumer loans or reverse mortgages or provide for payment relief for borrowers (which could happen, for example, because of the new presidential administration), we could incur additional losses on the consumer loans that we have purchased and/or with respect to the equity investments that we have made in a consumer loan originator and a reverse mortgage originator.

Our investments in distressed debt and equity have significant risk of loss, and our efforts to protect these investments may involve large costs and may not be successful.
Our investments in distressed debt and equity have a significant risk of loss, and our efforts to protect these investments may involve large costs and may not be successful. We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt or equity in which we invest will eventually be satisfied (e.g., in the case of distressed debt, through liquidation of the obligor's assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made. Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. If we participate in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.
The pools of loans underlying Ellington-sponsored CLO securitizations ("Ellington-Sponsored CLOs") have historically had lower credit ratings than the loan portfolios in typical CLOs, as they allow for a higher percentage of below investment grade loans. Ellington-Sponsored CLOs have at times also experienced negative credit events in their constituent loans, credit rating downgrades of constituent loans and issued debt tranches, and failures of certain deal metrics. As a result, the risks associated with our investments in Ellington-Sponsored CLOs may be greater than those associated with our investments in other CLOs. In addition, we have in the past, and we may in the future, make equity investments in proposed Ellington-Sponsored CLO issuing entities, and we also may make loans to such entities in which we have an equity investment, to enable these entities to establish warehouse facilities for the purpose of acquiring the assets to be securitized. If the assets accumulated prior to the completion of a proposed CLO securitization experience negative credit events, decrease in value, are sold at a loss, or the proposed securitization does not occur, our equity and loan investments in such entity may experience a partial or complete loss.
We have held and may continue to hold the debt securities, loans or equity of companies that are more likely to enter into bankruptcy proceedings or have other risks.
We have held and may continue to hold the debt securities, loans or equity of companies that are more likely to experience bankruptcy or similar financial distress, such as companies that are thinly capitalized, employ a high degree of financial leverage, are in highly competitive or risky businesses, are in a start-up phase, or are experiencing losses. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by a company whose debt or equity we have purchased may adversely and permanently affect such company. If the proceeding results in liquidation, the liquidation value of the company may have deteriorated significantly from what we believed to be the case at the time of our initial investment. The duration of a bankruptcy proceeding is also difficult to predict, and a return on investment to a creditor or equity investor can be adversely affected by delays until a plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor's estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial, eroding the value of any recovery by holders of other securities of the bankrupt entity.
A bankruptcy court may also re-characterize our debt investment as equity, and subordinate all or a portion of our claim to that of other creditors. This could occur even if our investment had initially been structured as senior debt, and we could lose all or a significant part of our investment.
We have made and may in the future make loans secured by, or invest in structures tied to, individual, or portfolios of, legal claims, or "litigation finance loans." There is no assurance our Manager will be able to predict several aspects of the cases underlying our investments, including to which courts and judges the cases are assigned, the development of evidence during discovery and its presentation at trial, the composition and decisions of juries, timing of the judicial process, likelihood of settlements and collectability of judgments.
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
We have invested and may in the future invest in credit risk transfer securities, or "CRTs." CRTs are designed to transfer a portion of the mortgage credit risk of a pool of insured or guaranteed mortgage loans from the insurer or guarantor of such loans to CRT investors. In a CRT transaction, interest and/or principal of the CRT is written off following certain credit events, such as delinquencies, defaults, and/or realized losses, on the underlying mortgage pool. To date, the vast majority of CRTs consist of risk sharing transactions issued by the GSEs, namely Fannie Mae's Connecticut Avenue Securities program, or "CAS," and Freddie Mac's Structured Agency Credit Risk program, or "STACR." These securities have historically been unsecured and subject to the credit risk of the underlying mortgage pool. In the future, Fannie Mae and Freddie Mac may issue CRTs with a variety of other structures.

Risks Related to the COVID-19 Pandemic
The recent global outbreak of the COVID-19 pandemic has adversely affected, and could continue to adversely affect, our business, financial condition, liquidity, and results of operations.
The COVID-19 pandemic has negatively affected our business, and we believe that it could continue to do so. This pandemic caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19 continues to spread, efforts to contain COVID-19 are unsuccessful, or the United States experiences another highly infectious or contagious disease in the future, our business, financial condition, liquidity, and results of operations could be materially and adversely affected. The ultimate severity and duration of such effects would depend on future developments that are highly uncertain and difficult to predict, including the geographic spread of the disease, the overall severity of the disease, the duration of the outbreak, the timing and effectiveness of a vaccine, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the national and global economies. The continued spread of COVID-19, or an outbreak of another highly infectious or contagious disease in the future, could also negatively impact the availability of key personnel necessary to conduct our business.
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
The COVID-19 pandemic and certain of the actions taken to reduce the spread of the disease, based on governmental mandates and recommendations, including restrictions on travel, restrictions on the ability of individuals to assemble in groups, and restrictions on the ability of certain businesses to operate, have resulted in lost business revenue, rapid and significant increases in unemployment, and changes in consumer behavior, all of which have materially and adversely affected the economy. As a result, there was a significant nationwide increase in loan delinquencies, forbearances, deferments, and modifications, which has increased delinquencies and losses on our loans and otherwise adversely affected our results of operations. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.
Our inability to access funding, or to access funding on terms that we believe are reasonable or attractive, particularly as a result of ongoing market dislocations resulting from the COVID-19 pandemic or as a result of other future outbreaks involving other highly infectious or contagious diseases, could have a material adverse effect on our financial condition.
The COVID-19 pandemic, or other future outbreaks involving other highly infectious or contagious diseases, could cause dislocations in the markets for our assets or could impair our ability to secure or maintain financing through repurchase agreements or other types of borrowings, which could have a material adverse effect on our financial condition. See “Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders” above.
We cannot predict the effect that government policies, laws, and plans adopted in response to the COVID-19 pandemic or other future outbreaks involving highly infectious or contagious diseases and resulting recessionary economic conditions will have on us.
Governments have adopted, and we expect will continue to adopt, policies, laws, and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial, and mortgage markets that it has caused. We cannot assure you that these programs will be effective, sufficient, or otherwise have a positive impact on our business. Furthermore, such programs could also have a material adverse effect on our business. It is anticipated that as a result of financial difficulties due to the COVID-19 pandemic, borrowers will continue to request forbearance or other relief with respect to their mortgage payments. In addition, across the country, moratoriums are in place in certain states to stop evictions and foreclosures in an effort to lessen the financial burden created by the COVID-19 pandemic and various states have even promulgated guidance to regulated servicers requiring them to formulate policies to assist mortgagors in need as a result of the COVID-19 pandemic. Other forbearance programs, foreclosure moratoriums or other programs or mandates may be imposed or extended, including those that will impact mortgage related assets. Moratoriums on foreclosures may significantly impair a servicer’s abilities to pursue loss mitigation strategies in a timely and effective manner, which could have a material adverse effect on our business.

The declaration, amount, nature, and payment of future dividends on our common and preferred stock are subject to uncertainty due to market conditions, including those resulting from the COVID-19 pandemic, and future outbreaks involving other highly infectious or contagious diseases may result in similar uncertainty and market disruption.
The COVID-19 pandemic, and future outbreaks involving other highly infectious or contagious diseases may negatively impact the declaration, amount, nature, and payment of future dividends on our common and preferred stock. See “Our stockholders may not receive dividends or dividends may not grow over time” below.
The economic and market disruptions caused by the COVID-19 pandemic or by future outbreaks involving other highly infectious or contagious diseases have adversely impacted, and could continue to adversely impact, over the near and long term, the financial condition of borrowers underlying our residential mortgage loan investments, commercial mortgage loan investments, consumer loan investments, and corporate loan investments and limit our ability to grow our business.
The COVID-19 pandemic, or other future outbreaks involving other highly infectious or contagious diseases, could cause borrowers of residential mortgage loans, commercial mortgage loans, consumer loans, and corporate loans to miss payments or default on their loans. See "Residential mortgage loans, including residential NPLs, non-QM loans, and residential transition loans, are subject to increased risks," "The commercial mortgage loans that we acquire or originate, and the mortgage loans underlying our CMBS investments, are subject to the ability of the commercial property owner to generate net income from operating the property as well as to the risks of delinquency and foreclosure," "Consumer loans are subject to delinquency and loss, which could have a negative impact on our financial results," and "Our investments in distressed debt and equity have significant risk of loss, and our efforts to protect these investments may involve large costs and may not be successful" above.
Market disruptions caused by COVID-19 have made it, and could continue to make it, more difficult for the loan servicers we rely on to perform a variety of services for us, which may adversely impact our business and financial results.
The COVID-19 pandemic has made it, and could continue to make it, more difficult for loan servicers to perform a variety of services, which may adversely impact our business and financial results. As a result, we could be materially and adversely affected if a mortgage servicer is unable to adequately or successfully service our residential mortgage loans, commercial mortgage loans, and consumer loans or if any such servicer experiences financial distress. See "We rely on mortgage servicers for our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans that we own directly. Such loss mitigation efforts may be unsuccessful or not cost effective" above.
Our investments in loan originators could be adversely affected by the economic and market disruptions caused by the COVID-19 pandemic.
We have non-controlling equity interests in certain loan originators. The economic and market disruptions caused by the COVID-19 pandemic could adversely impact over the near and long term the business and results of operations of these entities, which in turn, could adversely impact our business and results of operations. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.
Market and economic disruptions caused by the COVID-19 pandemic have made, and could in the future make, it more difficult for our Manager to determine the fair value of our investments.
Market and economic disruptions caused by the COVID-19 pandemic, have made, and could in the future make, it more difficult for our Manager, and for the providers of third-party valuations that we use, to rely on market-based inputs in connection with the valuation of our assets under U.S. GAAP. The value of our common and preferred stock and our results of operations could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon their disposal. See “Valuations of some of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time, and may differ from the values that would have been used if a ready market for these assets existed” above.
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
We do not have any employees of our own. Our officers are employees of Ellington or one or more of its affiliates. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. We also depend on our Manager's access to the professionals of Ellington as well as information and deal flow generated by Ellington. The employees of Ellington identify, evaluate, negotiate, structure, close, and monitor our portfolio. The departure of any of the senior officers of our Manager, or of a significant number of investment professionals of Ellington or the inability of such personnel to perform their duties due to acts of God, including pandemics such as the COVID-19 pandemic, could have a material adverse effect on our ability to achieve our objectives. We can offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager's senior management. We are subject to the risk that our Manager will terminate the management agreement or that we may deem it necessary to terminate the management agreement or prevent certain individuals from performing services for us and that no suitable replacement will be found to manage us.
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
We are subject to conflicts of interest arising out of our relationship with Ellington and our Manager. Currently, all of our executive officers, and one of our directors, are employees of Ellington or one or more of its affiliates. As a result, our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, Ellington or our Manager. For example, Mr. Penn, our President and Chief Executive Officer and one of our directors, also serves as the President and Chief Executive Officer of, and as a member of the Board of Trustees of, Ellington Residential Mortgage REIT, and as Vice Chairman and Chief Operating Officer of Ellington. Mr. Vranos, our Co-Chief Investment Officer, also serves as the Co-Chief Investment Officer of, and as a member of the Board of Trustees of, Ellington Residential Mortgage REIT, and as Chairman of Ellington. Mr. Tecotzky, our Co-Chief Investment Officer, also serves as the Co-Chief Investment Officer of Ellington Residential Mortgage REIT, and as Vice Chairman - Co-Head of Credit Strategies of Ellington. Mr. Herlihy, our Chief Financial Officer, also serves as the Chief Operating Officer of Ellington Residential Mortgage REIT, and as a Managing Director of Ellington. Mr. Smernoff, our Chief Accounting Officer, also serves as the Chief Financial Officer of Ellington Residential Mortgage REIT.
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
As of December 31, 2020, the Manager Group owned approximately 8.4% of our outstanding common shares and other equity interests convertible into our common shares. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition, or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks, or decrease the returns, of your investment.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on December 31, 2021, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of our outstanding common stock, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Directors that the fees payable to our Manager are not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of the fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of the average annual base management fee and the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
Our Manager's failure to identify and acquire assets that meet our asset criteria or perform its responsibilities under the management agreement could materially adversely affect our business, financial condition and results of operations, our ability to maintain our qualification as a REIT, and our ability to pay dividends to our stockholders.
Our ability to achieve our objectives depends on our Manager's ability to identify and acquire assets that meet our asset criteria. Accomplishing our objectives is largely a function of our Manager's structuring of our investment process, our access to financing on acceptable terms, and general market conditions. Our stockholders do not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in our common or preferred stock. The senior management team of our Manager has substantial responsibilities under the management agreement. In order to implement certain strategies, our Manager may need to hire, train, supervise, and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations, our ability to maintain our qualification as a REIT, and our ability to pay dividends to our stockholders.
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
Risks Related to Our Common Stock and Preferred Stock
Our stockholders may not receive dividends or dividends may not grow over time.
The declaration, amount, nature, and payment of any future dividends on shares of our common and preferred stock are at the sole discretion of our Board of Directors. It is possible that we may not be able to pay dividends or other distributions on shares of our common stock or on shares of our Series A Preferred Stock. Under Delaware law, cash dividends on capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to pay cash dividends on shares of our common stock and on shares of our Series A Preferred Stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. Further, even if an adequate surplus is available to pay cash dividends on shares of our common stock or on shares of our Series A Preferred Stock, we may not have sufficient cash to pay dividends on shares of our common stock or shares of our Series A Preferred Stock. In addition, in order to preserve our liquidity, our Board of Directors may declare all or any portion of a dividend to be payable in stock, may delay the record date or payment date for any previously declared, but unpaid, dividend, convert a previously declared, but unpaid, cash dividend on our common stock to a dividend paid partially or completely in stock, or even revoke a declared, but unpaid, dividend.
Our ability to pay dividends may be impaired if any of the risks described in this Annual Report on Form 10-K, or any of our other periodic or current reports filed with the SEC, were to occur. In addition, payment of dividends depends upon our earnings, liquidity, financial condition, the REIT distribution requirements, our financial covenants, and other factors that our Board of Directors may deem relevant from time to time. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings or other capital will be available to us in an amount sufficient to enable us to make distributions on our shares of common stock and our shares of Series A Preferred Stock, to pay our indebtedness, or to fund other liquidity needs. Our Board of Directors will continue to assess our common stock dividend rate and our preferred stock dividend payment schedule on an ongoing basis, as market conditions and our financial position continue to evolve. Our Board of Directors is under no obligation to declare any dividend distribution. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends or to increase dividends from one period to the next.
Among the factors that could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders are:
•our inability to realize positive or attractive returns on our portfolio, whether because of defaults in our portfolio, decreases in the value of our portfolio, or otherwise;
•margin calls or other expenditures that reduce our cash flow and impact our liquidity; and
•increases in actual or estimated operating expenses.
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
Our certificate of incorporation and bylaws contain provisions that may have an anti-takeover effect and inhibit a change in our Board of Directors. These provisions include:
•allowing only our Board of Directors to fill newly created directorships resulting from any increase in the authorized number of directors and any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause, even if the remaining directors do not constitute a quorum;
•requiring advance notice for our stockholders to nominate candidates for election to our Board of Directors or to propose business to be considered by our stockholders at a meeting of stockholders;

•the ability of our Board of Directors to cause us to issue additional authorized but unissued shares of common stock or preferred stock without the approval of our stockholders;
•the ability of the Board of Directors to amend, modify or repeal our bylaws without the approval of our stockholders;
•restrictions on the ability of stockholders to call a special meeting without a majority of all the votes entitled to be cast at such meeting; and
• limitations on the ability of stockholders to act by written consent.
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
To classify the assets held by our subsidiaries as qualifying real estate assets or real estate-related assets, we rely on no-action letters and other guidance published by the SEC staff regarding those kinds of assets, as well as upon our analyses (in consultation with outside counsel) of guidance published with respect to other types of assets. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the SEC staff regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations. In fact, in August 2011, the SEC published a concept release in which it asked for comments on this exclusion from registration. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exclusion from the definition of an investment company under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we monitor the assets of our subsidiaries regularly, there can be no assurance that our subsidiaries will be able to maintain their exclusion from registration. Any of the foregoing could require us to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common or preferred stock, the sustainability of our business model, and our ability to pay dividends to our stockholders.
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
We strongly urge you to consult your tax advisor concerning the effects of U.S. federal, state, and local income tax law on an investment in our common and preferred stock and on your individual tax situation.
Our failure to qualify as a REIT would subject us to U.S. federal, state and local income taxes, which could adversely affect the value of our common stock and would substantially reduce the cash available for distribution to our stockholders.
We elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2019. While we believe that we operated and intend to continue to operate in a manner that will enable us to meet the requirements for taxation as a REIT commencing on January 1, 2019, we cannot assure you that we will remain qualified as a REIT.
The U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets, our income and our earnings and profits, or "E&P" (calculated pursuant to Sections 316 and 857(d) of the Code and the regulations thereunder), the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Our ability to satisfy the asset tests depends upon the characterization and fair market values of our assets, some of which are not precisely determinable, and for which we may not obtain independent appraisals. Our compliance with the REIT income and asset tests and the accuracy of our tax reporting to stockholders also depend upon our ability to successfully manage the calculation and composition of our gross and net taxable income, our E&P and our assets on an ongoing basis. Even a technical or inadvertent mistake could jeopardize our REIT status. Although we operated and intend to operate so as to maintain our qualification as a REIT, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of the investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.
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
Our taxable income may substantially exceed our net income as determined based on GAAP, because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. Our Operating Partnership and certain of its subsidiaries have made an election under Section 475(f) of the Code to mark their securities to market, which may cause us to recognize taxable gains for a taxable year with respect to such securities without the receipt of any cash corresponding to such gains. Additionally, E&P in our foreign TRSs are taxable to us, regardless of whether such earnings are distributed. Losses in our TRSs will not reduce our taxable income, and will generally not provide any tax benefit to us, except for being carried forward against future TRS taxable income in the case of a domestic TRS. Also, our ability, or the ability of our subsidiaries, to deduct interest may be limited under Section 163(j) of the Code. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, or we may modify assets in a way that produces taxable income prior to or in excess of economic income. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. To the extent that we generate such non-cash taxable income in a taxable year or have limitations on our deductions, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year. In that event, we may be required to use cash reserves, incur debt, sell assets, make taxable distributions of our shares or debt securities or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.
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
The REIT provisions of the Code substantially limit our ability to hedge. Under these provisions, any income that we generate from transactions intended to hedge our interest rate or foreign currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of foreign currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. The requirements in the Treasury Regulations related to identifying hedging transactions are highly technical and complex for which only limited judicial and administrative authorities exist, and the IRS could disagree with and successfully challenge our treatment and identifications of such hedging transactions. Income from hedging transactions that are not properly identified or hedge different risks will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests and could cause us to fail to maintain our qualification as a REIT. Our aggregate gross income from such transactions, along with other gross income that does not qualify for the 95% gross income test, cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques, and we expect to implement certain hedges through a TRS. Any hedging income earned by a domestic TRS would be subject to U.S. federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate changes or other changes than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future TRS taxable income in the case of a domestic TRS. Even if the income from certain of our hedging transactions is excluded from gross income for purposes of the REIT 75% and 95% gross income tests, such income and any loss will be taken into account in determining our REIT taxable income and our distribution requirement. If the IRS disagrees with our calculation of the amount or timing of recognition of gain or loss with respect to our hedging transactions, including the impact of our elections under Section 475(f) of the Code and the treatment of hedging expense and losses under Section 163(j) of the Code and Treasury Regulation Section 1.446-4, our distribution requirement could increase, which could require that we correct any shortfall in distributions by paying deficiency dividends to our stockholders in a later year.
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
The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. Our domestic TRSs will pay U.S. federal, state and local income tax on their taxable income (net of deductible interest expense) at regular corporate tax rates, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. In certain circumstances, the ability to deduct interest expense by any TRS that we may form could be limited. In addition, losses in our domestic TRSs generally will not provide any tax benefit prior to liquidation, except for being carried forward against future TRS taxable income.
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
Our ownership limitation may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their common shares.
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
The maximum U.S. federal income tax rate applicable to "qualified dividend income" paid to U.S. taxpayers taxed at individual rates is currently 20%. Common and preferred dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Rather, for taxable years beginning prior to January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including "qualified REIT dividends" (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduction in the corporate tax rate under the TCJA could cause investors who are taxed at individual rates and regulated investment companies to perceive investments in the stocks of REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the stock of REITs, including our common stock.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. Changes to the tax laws, with or without retroactive application, could significantly and negatively affect our stockholders or us. We cannot predict the long-term effect of any future changes on REITs or assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
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
Our Operating Partnership and certain other subsidiaries have made elections under Section 475(f) of the Code to mark their securities to market. There are limited authorities under Section 475(f) of the Code as to what constitutes a trader for U.S. federal income tax purposes. Under other sections of the Code, the status of a trader in securities depends on all of the facts and circumstances, including the nature of the income derived from the taxpayer's activities, the frequency, extent and regularity of the taxpayer's securities transactions, and the taxpayer's investment intent. There can be no assurance that these subsidiaries will continue to qualify as a trader in securities eligible to make the mark-to-market election. We have not received, nor are we seeking, an opinion from counsel or a ruling from the IRS regarding our or our subsidiaries' qualification as a trader. If the qualification for, or our application of, the mark-to-market election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective) changes in the amount or timing of gross income we recognize. Furthermore, the law is unclear as to the treatment of mark-to-market gains and losses under the various REIT tax rules, including, among others, the prohibited transaction and qualified liability hedging rules. While there is limited analogous authority, we treat any mark-to-market gains as qualifying income for purposes of the 75% gross income test to the extent that the gain is recognized with respect to a qualifying real estate asset, based on an opinion of Hunton Andrews Kurth LLP substantially to the effect that any such gains recognized with respect to assets that would produce qualifying income for purposes of the 75% and/or 95% gross income test, as applicable, if they were actually sold should be treated as qualifying income to the same extent for purposes of the 75% and/or 95% gross income test, as applicable, and any such gains should not be subject to the prohibited transaction tax. If the IRS were to successfully treat our mark-to-market gains as subject to the prohibited transaction tax or to successfully challenge the treatment or timing of recognition of our mark-to-market gains or losses with respect to our qualified liability hedges, we could owe material federal income or penalty tax or, in some circumstances, even fail to qualify as a REIT. Finally, mark-to-market gains and losses could cause volatility in the amount of our taxable income, which, in turn, could cause us to distribute more dividends to our stockholders in a particular period than would otherwise be desirable from a business perspective.
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
Generally, our investments in residential transition loans, or "RTLs," and occasionally, our investments in small balance commercial mortgage loans, or "SBCs," will require us to make estimates about the fair value of land improvements that may be challenged by the IRS.
Generally, our investments in RTLs, and occasionally our investments in SBCs, are short term loans secured by a mortgage on real estate assets where the proceeds of the loan will be used, in part, to renovate the property. The interest from these investments will be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the investment is equal to or greater than the highest outstanding principal amount of the loan during any taxable year. Under the REIT provisions, where improvements will be constructed with the proceeds of the loan, the loan value of the real property is the fair value of the land and existing real property improvements plus the reasonably estimated cost of the improvements or developments (other than personal property) that will secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.
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
General Risk Factors
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
The market for our common stock and our preferred stock may be limited, which may adversely affect the price at which our common stock and our preferred stock trade and make it difficult to sell our common stock or our preferred stock.
While our common stock and preferred stock are listed on the NYSE, such listing does not provide any assurance as to:
•whether the market prices of our common stock and/or our preferred stock will reflect our actual financial performance;
•the liquidity of our common and our preferred stock;
•the ability of any holder to sell our common stock or our preferred stock; or
•the prices that may be obtained for our common stock or our preferred stock.
The market price and trading volume of our common stock and our preferred stock may be volatile.
The market prices of our common stock and our preferred stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock and our preferred stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock or our preferred stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our common stock price, our preferred stock price, or result in fluctuations in the price or trading volume of our common stock and/or our preferred stock include:
•actual or anticipated variations in our quarterly operating results or dividends;
•changes in our earnings estimates, failure to meet earnings or operating results expectations of public market analysts and investors, or publication of research reports about us or the real estate specialty finance industry;
•increases in market interest rates that lead purchasers of our common stock or our preferred stock to demand a higher yield;
•repurchases and issuances by us of our common stock or our preferred stock;
•passage of legislation, changes in applicable law, court rulings, enforcement actions, or regulatory developments that adversely affect us or our industry;
•changes in government policies or changes in timing of implementation of government policies, including with respect to Fannie Mae, Freddie Mac, and Ginnie Mae;
•changes in market valuations of similar companies;
•adverse market reaction to any increased indebtedness we incur in the future;
•additions or departures of key management personnel;
•actions by stockholders;
•speculation in the press or investment community;
•adverse changes in global, national, regional and local economic and market conditions, including those relating to pandemics, such as the COVID-19 pandemic;
•our inclusion in, or exclusion from, various stock indices;
•our operating performance and the performance of other similar companies; and
•changes in accounting principles.
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
We are a Delaware corporation, and Section 203 of the Delaware General Corporation Law applies to us. In general, Section 203 prevents an "interested stockholder" (as defined below) from engaging in a "business combination" (as defined in the statute) with us for three years following the date that person becomes an interested stockholder unless one or more of the following occurs:
•before that person became an interested stockholder, our board of directors approved the transaction in which the interested stockholder became an interested stockholder or approved the business combination;
•upon completion of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) stock held by directors who are also officers of our company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; and
•following the transaction in which that person became an interested stockholder, the business combination is approved by our board of directors and authorized at a meeting of stockholders by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock not owned by the interested stockholder.
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
We depend upon the availability of adequate funding and capital for our operations. To maintain our status as a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income annually, determined excluding any net capital gains and without regard to the deduction for dividends paid. As a result, we are not able to retain much or any of our earnings for new investments. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding and capital on acceptable terms, there may be a negative impact on the value of our shares of common stock and our ability to pay dividends to our stockholders, and you may lose part or all of your investment.

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
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Part I, Item 1A. Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed on the NYSE under the symbol "EFC" since October 8, 2010.
Holders of Our Common Stock
Based upon a review of a securities position listing as of March 5, 2021, we had an aggregate of 124 holders of record and holders of our common stock who are nominees for an undetermined number of beneficial owners.
Dividends
While we have historically paid dividends to our common stockholders on a monthly (prior to April 2019, on a quarterly) basis, the declaration of dividends to holders of our common stockholders and the amount of such dividends are at the sole discretion of our Board of Directors. In setting our dividends, our Board of Directors takes into account, among other things, our earnings, liquidity, financial condition, the REIT distribution requirements, our financial covenants, and other factors that our Board of Directors may deem relevant from time to time. In addition, in order to preserve our liquidity, our Board of Directors may declare all or any portion of a dividend to be payable in stock, may delay the record date or payment date for any previously declared, but unpaid, dividend, convert a previously declared, but unpaid, cash dividend on our common stock to a dividend paid partially or completely in stock, or even revoke a declared, but unpaid, dividend. Furthermore, it is possible that some of our future financing arrangements could contain provisions restricting our ability to pay dividends. In addition, our ability to pay dividends is subject to certain restrictions under the Delaware General Corporation Law, or the "DGCL." Under the DGCL, cash dividends on capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then-current or the preceding fiscal year.
We cannot assure you that we will pay any future dividends to our stockholders and previously declared dividends are not intended to be indicative of the amount and timing of future dividends, if any.
Unregistered Sales of Equity Securities
Pursuant to our 2017 Plan, on December 17, 2020, we granted 32,809 OP LTIP Units to certain of our partially dedicated employees. The OP LTIP Units are subject to forfeiture restrictions that will lapse with respect to 18,211 of the OP LTIP Units on December 17, 2021 and 14,598 of the OP LTIP Units on December 17, 2022. Once vested, the OP LTIP Units may be converted at the election of the holder, or at any time at our election, into OP Units on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of our common stock or, at our election, for the cash value of such shares of our common stock. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
None.

Performance
This performance graph is furnished and shall not be deemed filed with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.
The following graph provides a comparison of the cumulative total return on our common shares to the cumulative total return on the Standard & Poor's 500 Composite Stock Price Index, or the "S&P 500," and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index, or the "FTSE NAREIT MREIT." The comparison is for the period from December 31, 2015 to December 31, 2020, and assumes in each case, a $100 investment on December 31, 2015 and the reinvestment of dividends.

$225
$200
$175
$150
$125
$100
$75
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Ellington Financial Inc.
S&P 500
FTSE NAREIT MREIT

The actual cumulative total returns shown on the graph above are as follows:

	December 31,
	2015	2016	2017	2018	2019	2020
Ellington Financial Inc.	$100.00	$103.50	$108.00	$126.69	$167.77	$151.28
S&P 500	100.00	111.95	136.38	130.39	172.92	204.72
FTSE NAREIT MREIT	100.00	122.83	147.09	143.23	173.69	141.36
The performance information above has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

Item 6. Selected Financial Data
The following table presents selected consolidated financial information as of and for the years ended December 31, 2020, 2019, 2018, 2017, and 2016. The consolidated financial information presented below as of and for the years ended December 31, 2020, 2019, and 2018, has been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated financial information as of and for the years ended December 31, 2017 and 2016, was derived from our historical audited consolidated financial statements not included in this Annual Report on Form 10-K.
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
As detailed in Note 2 of the notes to our consolidated financial statements for the year ended December 31, 2020, effective January 1, 2019, as a result of our prospective application of a change in accounting, as required under ASC 946-10-25-2, we have determined that the presentation of our consolidated financial statements for periods beginning after December 31, 2018 are not comparable to the consolidated financial statements previously prepared for prior periods for which we applied ASC 946, Financial Services—Investment Companies ("ASC 946"); as a result, the financial statements for periods beginning after December 31, 2018 are shown separately from the financial statements for prior periods.
Condensed Consolidated Statement of Operations

	Year Ended December 31,
	2020	2019
(In thousands, except per share amounts)
Net Interest Income
Interest income	$173,531	$159,901
Interest expense	(61,665)	(78,479)
Total net interest income	111,866	81,422
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	(31,743)	41,693
Realized and unrealized gains (losses) on financial derivatives, net	(30,532)	(36,250)
Realized and unrealized gains (losses) on real estate owned, net	(634)	1,048
Other, net	(2,298)	5,350
Total other income (loss)	(65,207)	11,841
Expenses
Base management fee to affiliate (Net of fee rebates of $1,051 and $1,967, respectively)(1)	11,508	7,988
Incentive fee to affiliate	—	116
Other investment related expenses	18,144	17,777
Other operating expense	15,186	12,856
Total expenses	44,838	38,737
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	1,821	54,526
Income tax expense (benefit)	11,377	1,558
Earnings (losses) from investments in unconsolidated entities	37,933	10,209
Net Income (Loss)	28,377	63,177
Net income (loss) attributable to non-controlling interests	3,369	5,244
Dividends on preferred stock	7,763	1,466
Net Income (Loss) Attributable to Common Stockholders	$17,245	$56,467
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.39	$1.76
(1)See Note 13 of the notes to the consolidated financial statements for the year ended December 31, 2020, for further details on management fee rebates.

	Year Ended December 31,
	2018	2017	2016
(In thousands except per share amounts)
Investment Income:
Interest income	$131,027	$89,629	$74,344
Other income	4,014	4,331	5,841
Total investment income	135,041	93,960	80,185
Expenses:
Base management fee (Net of fee rebates of $1,380, $332, and $0 respectively)(1)	7,573	9,056	10,065
Incentive fee	715	—	—
Interest expense	56,707	31,120	16,306
Other investment related expenses	16,954	9,754	8,070
Other operating expense	9,967	8,862	9,979
Total expenses	91,916	58,792	44,420
Net Investment Income	43,125	35,168	35,765
Net Realized and Unrealized Gain (Loss) on Investments, Financial Derivatives, and Foreign Currency Transactions/Translation:
Net realized and change in net unrealized gain (loss) on investments	(526)	11,298	(5,304)
Net change in net unrealized gain (loss) on other secured borrowings	758	—	—
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency hedges	4,454	(11,727)	(46,722)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency hedges	5,040	(6,946)	2,513
Net foreign currency gain (loss)	(2,940)	8,171	(1,954)
Net Realized and Change in Net Unrealized Gain (Loss) on Investments, Financial Derivatives, and Foreign Currency Transactions/Translation	6,786	796	(51,467)
Net Increase (Decrease) in Equity Resulting from Operations	49,911	35,964	(15,702)
Less: Net Increase in Equity Resulting From Operations Attributable to Non-controlling Interests	3,235	1,983	305
Net Increase (Decrease) in Shareholders' Equity Resulting from Operations	$46,676	$33,981	$(16,007)
Net Increase (Decrease) in Shareholders' Equity Resulting from Operations per share	$1.52	$1.04	$(0.48)
(1)See Note 9 of the notes to the consolidated financials for the year ended December 31, 2018 for further details on management fee rebates.

Condensed Consolidated Balance Sheet

	As of December 31,
	2020	2019
(In thousands, except share amounts)
Assets
Cash and cash equivalents(1)	$111,647	$72,302
Restricted cash(1)	175	175
Securities, at fair value(1)	1,514,185	2,449,941
Loans, at fair value(1)	1,453,480	1,412,426
Investments in unconsolidated entities, at fair value(1)	141,620	71,850
Real estate owned(1)	23,598	30,584
Financial derivatives—assets, at fair value	15,479	16,788
Reverse repurchase agreements	38,640	73,639
Due from brokers(1)	63,147	79,829
Investment related receivables(1)	49,317	123,120
Other assets(1)	2,575	7,563
Total Assets	3,413,863	4,338,217
Liabilities
Securities sold short, at fair value	38,642	73,409
Repurchase agreements(1)	1,496,931	2,445,300
Financial derivatives—liabilities, at fair value	24,553	27,621
Due to brokers	5,059	2,197
Investment related payables(1)	4,754	66,133
Other secured borrowings(1)	51,062	150,334
Other secured borrowings, at fair value(1)	754,921	594,396
Senior notes, net	85,561	85,298
Base management fee payable to affiliate	3,178	2,663
Incentive fee payable to affiliate	—	116
Dividends payable	5,738	6,978
Interest payable(1)	3,233	7,320
Accrued expenses and other liabilities(1)	18,659	7,753
Total Liabilities	2,492,291	3,469,518
Commitments and contingencies (Note 21)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable; 4,600,000 shares issued and outstanding ($115,000 liquidation preference)	111,034	111,034
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 43,781,684 and 38,647,943 shares issued and outstanding	44	39
Additional paid-in-capital	915,658	821,747
Retained earnings (accumulated deficit)	(141,521)	(103,555)
Total Stockholders' Equity	885,215	829,265
Non-controlling interests(1)	36,357	39,434
Total Equity	921,572	868,699
Total Liabilities and Equity	$3,413,863	$4,338,217
SUPPLEMENTAL PER SHARE INFORMATION:
Book Value Per Common Share(2)	$17.59	$18.48
(1)Ellington Financial Inc.'s Consolidated Balance Sheet includes assets and liabilities of variable interest entities it has consolidated. See Note 9 for additional details on Ellington Financial Inc.'s consolidated variable interest entities.
(2)Based on total stockholders' equity less the aggregate liquidation preference of the Company's preferred stock outstanding.

Condensed Consolidated Statement of Assets, Liabilities, and Equity

	As of December 31,
	2018	2017	2016
(In thousands except per share amounts)
Cash and cash equivalents	$44,656	$47,233	$123,274
Restricted cash	425	425	655
Investments at fair value	2,939,311	2,071,707	1,505,026
Financial derivatives–assets, at fair value	20,001	28,165	35,595
Repurchase agreements	61,274	155,949	184,819
Receivable for securities sold	780,826	476,000	445,112
Due from brokers	71,794	140,404	93,651
Other assets	53,212	73,458	25,063
Total assets	3,971,499	2,993,341	2,413,195
Investments sold short at fair value	850,577	642,240	584,896
Financial derivatives–liabilities, at fair value	20,806	36,273	18,687
Reverse repurchase agreements	1,498,849	1,209,315	1,033,581
Payable for securities purchased	5,553	202,703	85,168
Other secured borrowings	488,411	57,909	24,086
Other secured borrowings, at fair value	114,100	125,105	—
Senior notes, net	297,948	84,771	—
Due to brokers	85,035	1,721	12,780
Other liabilities	15,050	12,343	9,220
Total liabilities	3,376,329	2,372,380	1,768,418
Equity	595,170	620,961	644,777
Less: Non-controlling interests	31,337	20,862	7,116
Shareholders' Equity	$563,833	$600,099	$637,661
Shareholders' equity per common share	$18.92	$19.15	$19.75
Shareholders' equity per common share, diluted	$18.92	$18.85	$19.46

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We invest in a diverse array of real-estate-related and other financial assets, including residential and commercial mortgage loans, residential mortgage-backed securities, or "RMBS," commercial mortgage-backed securities, or "CMBS," consumer loans and asset-backed securities, or "ABS," including ABS backed by consumer loans, collateralized loan obligations, or "CLOs," non-mortgage- and mortgage-related derivatives, equity investments in loan origination companies, and other strategic investments. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 26-year history of investing in the Agency and credit markets.
We conduct all of our operations and business activities through the Operating Partnership. As of December 31, 2020, we have an ownership interest of approximately 98.7% in the Operating Partnership. The remaining ownership interest of approximately 1.3% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest.
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
Through December 31, 2020, our credit portfolio, which includes all of our investments other than RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
We continue to maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector, to help maintain our exclusion from registration as an investment company under the Investment Company Act, and to help maintain our qualification as a REIT. Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations applicable to us under the Investment Company Act and/or to our qualification as a REIT, we expect that we will continue to maintain some amount of Agency RMBS.
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
We also use leverage in our credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through December 31, 2020, we financed the vast majority of our Agency RMBS assets, and a portion of our credit assets, through repurchase agreements, which we sometimes refer to as "repos," which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of repos. In addition to financing assets through repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. We have also obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans. Additionally, we have issued unsecured long-term debt.
As of December 31, 2020, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet) were $2.3 billion, of which approximately 40%, or $921.9 million, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our credit portfolio.
As of December 31, 2020, we also had $86.0 million outstanding of unsecured long-term debt, maturing in September of 2022, or the "Senior Notes." The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. The indenture governing the Senior Notes contains a number of covenants, including several financial covenants. The Senior Notes were issued in connection with an exchange of our previously issued unsecured long-term debt (the "Old Senior Notes") on February 13, 2019 (the "Note Exchange"), in connection with our intended election to be taxed as a REIT. At the time of the Note Exchange, the Senior Notes were rated A by Egan-Jones Rating Company1.
1A rating is not a recommendation to buy, sell or hold securities. Ratings may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.
See Note 11 of the notes to our consolidated financial statements for further detail on the Senior Notes and the Note Exchange.
As of December 31, 2020, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $17.59. Our debt-to-equity ratio was 2.6:1 as of December 31, 2020. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales. Our recourse debt-to-equity ratio was 1.6:1 as of December 31, 2020.
On January 24, 2020, we completed a follow-on offering of 5,290,000 shares of our common stock, of which 690,000 shares were issued pursuant to the exercise of the underwriters' option. The issuance and sale of such common shares generated net proceeds, after underwriters' discount and offering costs, of $95.3 million.
During the year ended December 31, 2020 we repurchased 290,050 shares of our common stock at an average price per share of $10.54 and a total cost of $3.1 million. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases.
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

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs"; and

CLOs	.	Retained tranches from CLO securitizations, including participating in the accumulation of the underlying assets for such securitization by providing capital to the vehicle accumulating assets; and
	.	Other CLO debt and equity tranches.

CMBS and Commercial Mortgage Loans	.	CMBS; and
	.	Commercial mortgage loans and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS, including ABS backed by consumer loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Mortgage-Related Derivatives	.	To-Be-Announced mortgage pass-through certificates, or "TBAs";
	.	Credit default swaps, or "CDS," on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, non-QM, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by mortgages on single-family-rental properties;
	.	RMBS backed by first lien and second lien mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters;
	.	Collateralized debt obligations, or "CDOs";
	.	RMBS backed by European residential mortgages, or "European RMBS"; and
	.	Retained tranches from securitizations in which we have participated.

Residential Mortgage Loans	.	Residential non-performing mortgage loans, or "NPLs";
	.	Re-performing loans, or "RPLs," which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount;
	.	Residential "transition loans," such as residential bridge loans and residential "fix-and-flip" loans;
	.	Non-QM loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Other	.	Real estate, including commercial and residential real property;
	.	Strategic debt and/or equity investments in loan originators and mortgage-related entities;
	.	Corporate debt and equity securities and corporate loans;
	.	Mortgage servicing rights, or "MSRs";
	.	Credit risk transfer securities, or "CRTs"; and
	.	Other non-mortgage-related derivatives.

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
Commercial Mortgage Loans and Other Commercial Real Estate Debt
We acquire commercial mortgage loans, which are loans secured by liens on commercial properties, including hotel, industrial, multi-family, office and retail properties. Loans may be fixed or floating rate and will generally have maturities ranging from one to ten years. We typically acquire first lien loans but may also acquire subordinated loans. As of December 31, 2020, all of our commercial mortgage loans were first lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions. Some of the commercial mortgage loans that we acquire may be non-performing, underperforming, or otherwise distressed; these loans are typically acquired at a discount both to their unpaid principal balances and to the value of the underlying real estate.
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
Consumer Loans and ABS
We acquire U.S. consumer whole loans and ABS, including ABS backed by U.S. consumer loans. Our U.S. consumer loan portfolio primarily consists of unsecured loans, but also includes secured auto loans. We are currently purchasing newly originated consumer loans under flow agreements with originators, as well as seasoned consumer loans in the secondary market, and we continue to evaluate new opportunities.
TBAs and Other Mortgage-Related Derivatives
In addition to investing in specified pools of Agency RMBS, we utilize TBA transactions, whereby we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are liquid and have quoted market prices and represent the most actively traded class of mortgage-backed securities, or "MBS." TBA trading is based on the assumption that mortgage pools that are eligible to be delivered at TBA settlement are fungible and thus the specific mortgage pools to be delivered do not need to be explicitly identified at the time a trade is initiated.
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
Hedging Instruments
Interest Rate Hedging
We opportunistically hedge our interest rate risk by using various hedging strategies, subject to maintaining our qualification as a REIT. The interest rate hedging instruments that we use and may use in the future include, without limitation:
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
Credit Risk Hedging
We enter into credit-hedging positions in order to protect against adverse credit events with respect to our credit investments, subject to maintaining our qualification as a REIT. Our credit hedging portfolio can vary significantly from period to period, and can encompass a wide variety of financial instruments, including corporate debt or equity-related instruments, RMBS- or CMBS-related instruments, or instruments involving other markets. Our hedging instruments can include both "single-name" instruments (i.e., instruments referencing one underlying entity or security) and hedging instruments referencing indices.

Currently, our credit hedges consist primarily of financial instruments tied to corporate credit, such as CDS on corporate bond indices, short positions in and CDS on corporate bonds; and positions involving exchange traded funds, or "ETFs," of corporate bonds. Our credit hedges also currently include CDS tied to individual MBS or an index of several MBS, such as CDS on CMBS indices, or "CMBX."
Foreign Currency Hedging
To the extent that we hold instruments denominated in currencies other than U.S. dollars, we may enter into transactions to offset the potential adverse effects of changes in currency exchange rates, subject to maintaining our qualification as a REIT. In particular, we may use currency forward contracts and other currency-related derivatives to mitigate this risk.
Trends and Recent Market Developments
Market Overview
•After lowering the target range for the federal funds rate three times in 2019, the U.S. Federal Reserve, or "Federal Reserve," elected to maintain its target range of 1.50%–1.75% at its January 2020 meeting, but noted concerns about the spread of the novel coronavirus disease ("COVID-19") in its minutes. As the first quarter of 2020 progressed and COVID-19 spread, economic activity declined as countries around the world implemented social-distancing restrictions; unemployment claims surged and GDP growth forecasts were revised downward as the market began to price in a global recession. In March, macroeconomic conditions worsened, and financial markets experienced extreme volatility and dislocations. In response, the Federal Reserve implemented two emergency interest rate cuts totaling 150 basis points, resumed its asset purchases at an unprecedented pace, added additional liquidity to repo markets, and formed several credit facilities to stabilize markets. The White House and U.S. Congress passed three rounds of stimulus packages, culminating in the $2 trillion CARES Act on March 27th, the largest emergency spending bill in history. In April, the Federal Reserve expanded many of its stimulus programs to provide up to $2.3 trillion in additional capital. Similarly, central banks and governments around the globe responded swiftly and aggressively with interest rate cuts, quantitative easing programs, and stimulus packages.
While these efforts were successful in stabilizing markets, the negative economic impact of COVID-19 persisted, and the Federal Reserve continued its accommodative monetary policy throughout the rest of 2020, including maintaining its target range of 0.00%–0.25% for the federal funds rate; purchasing significant amounts of U.S. Treasury securities, Agency RMBS, and other eligible collateral pursuant to the asset purchase programs it outlined earlier in the year; and extending or expanding several of its liquidity support programs. At its final meeting of 2020, in December, the Federal Reserve noted that "the COVID-19 pandemic is causing tremendous human and economic hardship across the United States and around the world. Economic activity and employment have continued to recover but remain well below their levels at the beginning of the year." The Federal Reserve reiterated that it "is committed to using its full range of tools to support the U.S. economy in this challenging time, thereby promoting its maximum employment and price stability goals." The Federal Reserve also directed the Open Market Desk to increase its holdings of Treasury securities by $80 billion per month, and of Agency RMBS by $40 billion per month.
Finally, just prior to year end 2020, Congress and the administration approved an additional $900 billion of COVID-related stimulus and economic aid.
•Interest rates dropped dramatically during the first quarter of 2020, as the spread of COVID-19 prompted a flight to safety. Between February 12th and March 9th, the 10-year U.S. Treasury yield plummeted 109 basis points to a record low of 0.54%, before rebounding to 1.19% less than two weeks later, and then declining to 0.67% as of March 31st. U.S. Treasury yields fell across the yield curve over the course of the quarter, with yields on 3-month Treasury bills down 148 basis points, yields on the 2-year U.S. Treasury down 132 basis points, and yields on the 10-year U.S. Treasury down 125 basis points. On March 9th, the MOVE index, which measures U.S. interest rate volatility, reached its highest point since the 2008-2009 financial crisis.
During the second and third quarters, interest rate volatility subsided considerably and U.S. Treasury yields continued to hover near all-time lows. During this six-month period, the 10-year U.S. Treasury yield traded in a remarkably tight 39-basis-point rage, compared to a 134-basis-point range in the first quarter. At September 30th, the 10-year U.S. Treasury yield was 0.68%, virtually unchanged from March 31st and only 14 basis points above the record low reached in March. After reaching its highest point since the 2008–2009 financial crisis in March, the MOVE index had reverted to pre-COVID-19 levels by mid-April and continued to decline through the third quarter, hitting an all-time low at the end of September.
During the fourth quarter, long-term interest rates rose modestly and the U.S. Treasury yield curve steepened, with the 10-year U.S. Treasury yield increasing 23 basis points to finish the year at 0.91%, and the 2-year U.S. Treasury yield up just 1 basis point to 0.12%. The yield spread between the 2-year and 10-year U.S. Treasury increased to 79 basis points from 56 basis points at the end of the third quarter. The MOVE index increased modestly in October, before reverting to lower levels in November and December.
•Mortgage rates declined during each quarter of 2020, setting new all-time lows at several points during the year. Over the course of the year, the Freddie Mac survey 30-year mortgage declined 107 basis points to 2.67% at December 31, 2020. Refinancing applications surged with the declining mortgage rates. On March 6th, the Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, increased 79% to its highest level since April 2009. Although refinancing applications declined after March, they remained elevated throughout the year, at levels not seen since 2013. Overall Fannie Mae 30-year MBS prepayments increased steadily during the year, from a CPR of 17.0 in December 2019 to an 8-year high of 37.2 CPR in October 2020, before finishing the year at 35.6 CPR.
•In connection with the Federal Reserve actions, LIBOR rates, which drive many of our financing costs, declined sharply during the first half of 2020. Between December 31, 2019, and June 30, 2020, one-month LIBOR declined 160 basis points to 0.16%, and three-month LIBOR fell 161 basis points to 0.30%. LIBOR rates remained low during the second half of the year, with one-month LIBOR finishing the year at 0.14% and three-month LIBOR at 0.24%.
•U.S. real GDP declined at an annualized rate of 5.0% in the first quarter and then 31.4% in the second quarter, reflecting the negative impact of the COVID-19 pandemic and associated measures to contain it. The GDP growth rate bounced back in the third quarter, increasing at estimated annualized rates of 33.4%, before slowing in the fourth quarter to an estimated annualized rate of 4.1%.
•The sudden and significant decline in economic activity and implementation of social-distancing restrictions caused unemployment claims to rise significantly in 2020. U.S. employers reported a reduction of 701,000 jobs in March, and unemployment claims surged to 38.5 million in the second quarter. The unemployment rate spiked to 11.1% at June 30th, from 4.4% at March 31st. Unemployment claims totaled 14.1 million in the third quarter and 10.3 million in the fourth quarter, both down significantly from the second quarter but still well above historical averages. The unemployment rate dropped to 6.7% at December 31st, down from 7.8% at September 30th, 11.1% at June 30th and 14.8% at the April 30th peak. However, the U.S. lost 140,000 jobs in December, the first month of net job losses since the spring, which muddled the outlook going forward.
•With the economic slowdown and spike in unemployment, forbearance rates on residential mortgages rose during the first half of 2020. According to the Mortgage Bankers Association, the total forbearance rate increased most significantly during the month of April, from 2.7% as of March 29th to 7.5% as of April 26th, before rising further to 8.5% as of May 31st, plateauing during June, and then finishing the second quarter at 8.4%. Forbearance rates on residential mortgages declined steadily during the third and fourth quarters, driven by the economic recovery and an improving employment picture, even as many stimulus measures expired. According to the Mortgage Bankers Association, the total forbearance rate decreased from 8.4% at the end of June, to 6.9% at the end of September, and to 5.5% as of January 3, 2021.
•Yield spreads on most fixed income assets widened sharply in the first half of March. For Agency RMBS, the heightened levels of interest rate volatility, together with concerns of a liquidity crunch in the private sector, exacerbated fundamental concerns about a surge in prepayments from the decline in mortgage rates; while for credit assets, the negative macroeconomic developments raised concerns about a potential surge in future credit losses within many sectors. Across virtually all credit-sensitive fixed income asset classes, repo financing stresses and sharp declines in asset prices severely reduced liquidity, and prompted forced selling from many market participants experiencing liquidity problems, which further contributed to price declines and yield spread widening. This selling was particularly acute in structured credit assets, but even Agency RMBS, despite their creditworthiness, experienced significant yield spread widening in sympathy. As described above, central banks and governments around the globe responded swiftly and aggressively with interest rate cuts, quantitative easing programs, and stimulus packages; these actions succeeded in stabilizing markets for the balance of 2020.
•The Bloomberg Barclays US MBS Index ("BB MBS Index") generated a positive return for each quarter of 2020, finishing the year with a 3.87% return, but a slight negative excess return (on a duration-adjusted basis) of (0.17)% relative to the Bloomberg Barclays U.S. Treasury Index. Notably, during the extreme market volatility experienced in March, the intra-month negative excess return reached an extreme of (2.22)% as of March 19th, before actions by the Federal Reserve caused yield spreads on Agency RMBS to retighten. Additionally, after underperforming in the first quarter, pay-ups on Agency specified pools performed exceptionally well during the rest of 2020.
•For the first quarter, the Bloomberg Barclays US Corporate Bond Index ("BB IG Index") generated a loss of 3.63% and a negative excess return of (13.50)%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index ("BB HY Index") generated a loss of (12.68)% and a negative excess return of (17.03)%. Each index generated both positive returns and positive excess returns during each of the subsequent three quarters, however. For the full year, the BB IG

Index generated a 9.89% return, and a positive excess return of 0.49%; while the BB HY Index generated a 7.11% return and positive excess return of 2.25%.
•During the first quarter, U.S. equities had their worst quarter since the 2008–2009 financial crisis, with the Dow Jones Industrial Average ("DJIA") declining 23%, the S&P down 20%, and the NASDAQ down 14%. Stock markets were highly volatile during the quarter, as the S&P 500 declined 34% between February 19th and March 23rd, and then increased 18% over the next three days. Because of rapid price declines that tripped market "circuit breakers," trading was halted temporarily on the major U.S. stock exchanges on four trading days during the quarter. The CBOE Volatility Index, which measures expected moves in the S&P 500 index, registered an all-time high of 82.69 on March 16th. London's FTSE 100 declined 25%, while the MSCI World global equity index declined 21%.
Despite the continuing negative economic impacts of COVID-19, U.S. equities rebounded dramatically in the second quarter, with the DJIA and S&P 500 indexes posting their biggest quarterly gains since 1998 and offsetting most of the losses suffered in March, amidst optimism over the reopening of the economy, possible additional stimulus measures, and advances on COVID-19 treatments and a possible vaccine. The DJIA rose 17.8% and the S&P 500 rose 20.0% quarter over quarter, while the tech-heavy NASDAQ composite index increased 30.6%. Equity volatility declined during the second quarter, but remained higher than pre-COVID-19 levels. The CBOE Volatility Index steadily declined for most of the second quarter, finishing at 30.43 at June 30th. Meanwhile, London's FTSE 100 index increased 8.8% quarter over quarter, while the MSCI World global equity index rebounded by 18.8% over the same period.
The strong performance of equities continued into the second half of the year, driven by record-low interest rates, expectations of additional stimulus, advances on a possible COVID-19 vaccine, as well as continued outperformance by the tech sector.
In July, the tech-heavy NASDAQ composite index closed at an all-time high, while in August, the S&P 500 reversed all of its losses for the year and reached a new all-time high as well. Performance waned in September amidst a tech selloff and dimming hopes for new stimulus, but U.S. equities still posted a strong third quarter. Quarter over quarter, the S&P 500 rose 8.5%, the DJIA 7.6%, and the NASDAQ 11%. The CBOE Volatility Index, which measures expected moves in the S&P 500 index, increased moderately in September but remained at levels well below those seen in March and April. Meanwhile, London's FTSE 100 index decreased 4.9% and the MSCI World global equity index rose 7.5%, over the same period.
In the second half of October, U.S. equities slumped and equity volatility increased in response to fading stimulus hopes and an accelerating number of COVID-19 cases. However, in November and December, stocks rallied following the U.S. presidential election and in response to advances in the development of COVID-19 vaccines as well as the passage of an additional stimulus package. During December, each of the S&P 500, DJIA, and NASDAQ indexes set fresh new highs; and for the full year, these indexes gained 16%, 7%, and 44%, respectively. After rising in October, the VIX volatility index declined steadily into year end.

Portfolio Overview and Outlook
The following tables summarize the Company's investment portfolio as of December 31, 2020 and 2019.
Credit Portfolio(1)

	December 31, 2020		December 31, 2019
($ in thousands)	Fair Value	% of Total Long Credit Portfolio	Fair Value	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$181,229	8.3%	$172,802	8.5%
CMBS	117,652	5.4%	124,693	6.2%
Commercial mortgage loans and REO(3)(4)	269,287	12.4%	320,926	15.8%
Consumer loans and ABS backed by consumer loans(2)	112,077	5.1%	238,193	11.7%
Corporate debt and equity and corporate loans	12,606	0.6%	20,987	1.0%
Debt and equity investments in loan origination entities	79,536	3.7%	41,393	2.1%
Non-Agency RMBS	154,492	7.1%	113,342	5.6%
Residential mortgage loans and REO(3)	1,188,731	54.7%	933,870	46.1%
Non-Dollar Denominated:
CLOs(2)	6,108	0.3%	5,722	0.3%
CMBS	—	—%	175	—%
Consumer loans and ABS backed by consumer loans	306	—%	549	—%
Corporate debt and equity	28	—%	30	—%
RMBS(5)	51,388	2.4%	55,156	2.7%
Total Long Credit Portfolio	$2,173,440	100.0%	$2,027,838	100.0%
Less: Non-retained tranches of consolidated securitization trusts	739,670		584,246
Total Long Credit Portfolio excluding non-retained tranches of consolidated securitization trusts	$1,433,770		$1,443,592
(1)This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, or other hedge positions.
(2)Includes equity investments in securitization-related vehicles.
(3)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements for the year ended December 31, 2020.
(4)Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.
(5)Includes an investment in an unconsolidated entity holding European RMBS.
Agency RMBS Portfolio

	December 31, 2020		December 31, 2019
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$807,704	84.2%	$1,758,882	90.8%
Floating Rate	6,454	0.7%	10,002	0.5%
Reverse Mortgages	97,629	10.2%	132,800	6.9%
IOs	47,656	4.9%	35,279	1.8%
Total Long Agency RMBS	$959,443	100.0%	$1,936,963	100.0%
As the year began, we grew our credit and Agency portfolios as we deployed the proceeds from our common equity offering that closed in January. In March 2020, in light of the heightened levels of market volatility and systemic liquidity risk associated with the outbreak of the COVID-19 pandemic, we strategically reduced the size of our Agency portfolio significantly, in order to lower our leverage and enhance our liquidity position. By reducing our Agency portfolio in an orderly and measured way, we avoided forced asset sales. As a result of these sales, our total long Agency RMBS portfolio decreased by 48% to $1.016 billion as of March 31, 2020, from $1.937 billion as of December 31, 2019.

During the market turbulence of March 2020, we also substantially suspended new investments in our credit strategies. Excluding non-retained tranches of our consolidated non-QM securitization trusts (in the amount of $540.3 million and $584.2 million, as of March 31, 2020 and December 31, 2019, respectively), our total long credit portfolio was essentially unchanged at $1.457 billion as of March 31, 2020, as compared to $1.444 billion as of December 31, 2019. In the credit portfolio, net new purchases during January and February were roughly offset by asset paydowns, asset payoffs, and net reductions in the valuation of the credit portfolio related to the market dislocations in March.
High levels of market distress continued into April, and during that month, we further reduced the size of our Agency portfolio, and only resumed very limited purchase and sale activity in our credit portfolio. Beginning in May and June, with the markets stabilized, we fully resumed our investment activity in our credit and Agency portfolios.
As the year progressed, we maintained the approximate sizes of both the Agency and credit portfolios, as we chose to keep our debt-to-equity ratios relatively low and liquidity high in light of the ongoing economic uncertainty. Our total long Agency RMBS portfolio decreased 5.6% to $959.4 million as of December 31, 2020, from $1.016 billion as of March 31, 2020. Excluding non-retained tranches of our consolidated non-QM securitization trusts, our total long credit portfolio declined slightly to $1.434 billion as of December 31, 2020, as compared to $1.457 billion as of March 31, 2020; new acquisitions of non-QM loans and purchases of non-Agency RMBS, most of which occurred at depressed prices after the market selloff in March and April, were roughly offset by two non-QM loan securitizations, net pay-offs in our small balance commercial mortgage portfolio, as well as a smaller consumer loan portfolio, driven by pay-offs and a securitization completed in the fourth quarter.
As of December 31, 2020, we had cash and cash equivalents of $111.6 million, along with unencumbered assets of approximately $442.5 million.
Credit Portfolio Performance Summary
In March 2020, the market turmoil associated with the COVID-19 pandemic caused significant volatility, price declines and yield spread widening across virtually all credit assets. As a result, we incurred considerable mark-to-market losses in the first quarter. We also received margin calls under our financing arrangements and under our derivative contracts that were higher than typical historical levels. In contrast, prices in many credit-sensitive fixed income sectors rebounded in the second quarter, generating significant net realized and unrealized gains on our credit assets, and our margin calls reverted to more typical levels. We satisfied all margin calls during both periods.
As the year progressed, prices on our credit assets began to recover, financing markets continued to normalize, and our credit portfolio generated excellent results, driven by strong net interest income and significant mark-to-market gains across the portfolio. During the final three quarters of the year, we had large gains on our non-QM loans, non-Agency RMBS, and CMBS, all markets where there had been substantial distressed selling during the first quarter, followed by a sharp rebound in prices and liquidity thereafter. In addition, our small balance commercial mortgage loan, consumer loan, and residential transition mortgage loan portfolios exhibited resilient credit performance throughout the year, generated strong returns on equity, and also returned capital quickly for redeployment. Finally, we benefited from excellent results from our strategic investments in loan originators.
Our credit hedges were profitable during the first quarter of 2020, as markets sold off, and then were a drag on returns during the balance of the year as credit prices recovered. Overall for the year, the credit hedges had only a minor impact on our results.
Economic Impacts of COVID-19
Although most of our assets have recovered meaningfully since the market selloff of the first quarter, we still anticipate eventual principal losses on certain of our credit assets as a result of the economic impacts of COVID-19. The effects of these anticipated principal losses are reflected in earnings through unrealized and realized gains (losses) on securities and loans on our Consolidated Statement of Operations, as we elect the fair value option on our securities and loans.
Furthermore, as has been widely reported, there has been a significant nationwide increase in loan delinquencies, forbearances, deferments, and modifications, and we saw the effects of this in some of our portfolios during the year. However, these effects moderated considerably during the second half of 2020.
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

As of December 31, 2020, non-QM loans with an unpaid principal balance of $14.9 million, or 1.4% of our non-QM loan portfolio, were in forbearance; 13.4% of these loans in forbearance continued to make their regular payments and were current under the terms of their notes despite being in forbearance plans as of December 31, 2020.
•Small Balance Commercial Mortgage Loan Portfolio—In our small balance commercial mortgage loan portfolio, we have granted short-term interest deferments to certain borrowers, with such deferred interest capitalized and added to the outstanding principal balance of the loan. In certain other cases, we have granted loan modifications to permit the use of cash reserves to pay interest due on the loan. As of December 31, 2020, small balance commercial mortgage loans with an unpaid principal balance of $45.4 million, or 21.3%, of our small balance commercial mortgage loan portfolio that were current prior to March 2020, have entered into a deferment or modification agreement; all such loans were performing under the terms of such agreements as of December 31, 2020.
•Consumer Loan Portfolio—As of December 31, 2020, we have also seen a decrease in loan deferments in our consumer loan portfolio. As of December 31, 2020, consumer loans with a unpaid principal balance of $10.3 million of our consumer loan portfolio had entered into a deferment plan at some point since March 2020, 77% of which (based on unpaid principal balance) had been entered into prior to June 30, 2020. As of December 31, 2020, of the loans that had entered into a deferment plan, we had received payments on 86.1% of them, based on unpaid principal balance.
•Residential Transition Loan Portfolio—In our residential transition loan portfolio, we had no loans subject to forbearance, deferment, or modification plans as of December 31, 2020.
Supplemental Credit Portfolio Information
The table below details certain information regarding the Company's investments in commercial mortgage loans as of December 31, 2020:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(2)	Life (Years)(3)
Commercial mortgage loans, held-for-investment(1)	$253,868	$1,375	$255,243	$479	$(1,447)	$254,275	8.25%	8.09%	0.6
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
(2)Excludes commercial mortgage loans, in non-accrual status, with a fair value of $34.7 million.
(3)Expected average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of December 31, 2020:

Property Type	December 31, 2020
Multifamily	23.2%
Hotel(1)	20.7%
Industrial(1)	19.0%
Mixed Use	13.4%
Retail	10.5%
Other(1)	13.2%
100.0%
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.

Agency RMBS Portfolio Performance Summary
In March 2020, a precipitous decline in interest rates and high levels of interest rate volatility generated net realized and unrealized losses on our interest rate hedges, and while our Agency RMBS did appreciate in price, they significantly underperformed our hedges, as yield spreads widened on Agency pools across the board. Furthermore, TBAs outperformed specified pools during the first quarter, depressing pay-ups on our specified pool portfolio. As a result, we experienced a significant net loss on our Agency strategy for the first quarter. Pay-ups are price premiums for specified pools relative to their TBA counterparts, and generally reflect, among other factors, the prepayment protection that specified pools provide.
During the second quarter, asset purchases by the Federal Reserve continued to be significant, and the liquidity stresses of the first quarter subsided. Our Agency strategy performed exceptionally well during the second quarter, driven by significantly higher pay-ups on our specified pools. Pay-ups on specified pools expanded as investors sought prepayment protection amidst record-low mortgage rates and increasing actual and projected prepayment rates. Our Agency strategy also benefited from the appreciation of our reverse mortgage pools, driven by strong investor demand and a recovery in yield spreads after the distress in March.
Our Agency strategy continued to perform well in the second half of 2020, driven by continued strong price performance from our specified pools and wide net interest margins. During most of 2020, mortgage rates declined and actual and expected prepayment rates rose, which benefited pay-ups on our prepayment-protected specified pools. Average pay-ups on our specified pools increased to 2.05% as of December 31, 2020, from 1.10%2 as of December 31, 2019.
2Conformed to current period calculation methodology.
As the year progressed, we also increased our holdings of long TBAs held for investment, which we concentrated in current coupon production. These investments performed well, driven by Federal Reserve purchasing activity. We continued to hedge interest rate risk in our Agency strategy, through the use of interest rate swaps, and short positions in TBAs, U.S. Treasury securities, and futures.
As of December 31, 2020 and 2019, the weighted average net pass-through rate on our fixed-rate specified pools was 3.7% and 4.0%, respectively. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was approximately 125% for the year ended December 31, 2020.
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended December 31, 2020, September 30, 2020, June 30, 2020, March 31, 2020, and December 31, 2019.

	Three-Month Period Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Three-Month Constant Prepayment Rates(1)	24.4%	22.0%	21.1%	20.1%	19.9%
(1)Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2020 and 2019:

		December 31, 2020			December 31, 2019(1)
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50–2.99	$20,248	$21,476	46	$125,526	$127,080	65
	3.00–3.49	13,714	14,405	20	68,037	70,097	62
	3.50–3.99	22,820	24,505	60	109,362	113,943	44
	4.00–4.49	6,878	7,366	51	5,453	5,764	58
	4.50–4.99	4,215	4,462	124	6,258	6,522	113
Total 15-year fixed-rate mortgages		67,875	72,214	51	314,636	323,406	58
20-year fixed-rate mortgages:
	2.50–2.99	48,350	51,466	2	—	—	—
	4.00–4.49	1,204	1,292	31	—	—	—
	4.50–4.99	577	652	85	804	877	73
Total 20-year fixed-rate mortgages		50,131	53,410	4	804	877	73
30-year fixed-rate mortgages:
	2.50–2.99	29,043	30,753	3	13,991	13,867	3
	3.00–3.49	122,851	130,817	18	39,267	40,308	18
	3.50–3.99	133,713	145,590	46	281,921	293,968	24
	4.00–4.49	169,080	184,495	48	482,388	507,707	28
	4.50–4.99	101,664	112,481	48	280,885	299,042	21
	5.00–5.49	63,240	70,533	46	235,034	252,500	18
	5.50–5.99	5,083	5,845	61	21,041	22,618	21
	6.00–6.49	1,347	1,566	90	4,235	4,589	42
Total 30-year fixed-rate mortgages		626,021	682,080	40	1,358,762	1,434,599	23
Total fixed-rate Agency RMBS		$744,027	$807,704	38	$1,674,202	$1,758,882	30
(1)Conformed to current period methodology.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 4.8% and 2.6% as of December 31, 2020 and 2019, respectively. These figures take into account the net short TBA positions that we use to hedge our specified pool holdings, which had a notional value of $383.6 million and a fair value of $412.2 million as of December 31, 2020, as compared to a notional value of $1.093 billion and a fair value of $1.139 billion as of December 31, 2019. Excluding these TBA hedging positions, our Agency premium as a percentage of fair value was approximately 7.9% and 5.0% as of December 31, 2020 and 2019, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.

Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of December 31, 2020 and 2019:

	As of
($ in thousands)	December 31, 2020	December 31, 2019
Recourse(1) Borrowings:
Repurchase Agreements	$1,364,090	$2,150,282
Other Secured Borrowings	37,372	47,814
Senior Notes, at par	86,000	86,000
Total Recourse Borrowings	$1,487,462	$2,284,096
Debt-to-Equity Ratio Based on Total Recourse Borrowings(1)	1.6:1	2.6:1
Debt-to-Equity Ratio Based on Total Recourse Borrowings Excluding U.S. Treasury Securities	1.6:1	2.6:1
Non-Recourse(2) Borrowings:
Repurchase Agreements	$132,841	$295,018
Other Secured Borrowings	13,690	102,520
Other Secured Borrowings, at fair value(3)	754,921	594,396
Total Recourse and Non-Recourse Borrowings	$2,388,914	$3,276,030
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings	2.6:1	3.8:1
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings Excluding U.S. Treasury Securities	2.6:1	3.8:1
(1)As of December 31, 2020 and 2019, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 1.6:1 and 2.7:1 as of December 31, 2020 and 2019, respectively.
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
Our debt-to-equity ratio including repos, Total other secured borrowings, and our Senior Notes, but excluding repos on U.S. Treasury securities, was 2.6:1 and 3.8:1 as of December 31, 2020 and 2019, respectively. Excluding repos on U.S. Treasury securities, our recourse debt-to-equity ratio decreased to 1.6:1 as of December 31, 2020, from 2.6:1 as of December 31, 2019. In March, in light of the heightened levels of market volatility and systemic liquidity risk associated with the outbreak of the COVID-19 pandemic, we strategically reduced the size of our Agency portfolio significantly, in order to lower our leverage and enhance our liquidity position. We chose to keep our leverage ratios relatively low and liquidity high during the rest of 2020, in light of the ongoing economic uncertainty.
Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
Our financing costs include interest expense related to our repo borrowings, Total other secured borrowings, and Senior Notes. The interest rates on our repo borrowings and Other secured borrowings are generally based on, or correlated with, LIBOR. For the year ended December 31, 2020, our average cost of funds decreased significantly to 2.25%, compared to 3.18% for the year ended December 31, 2019. The year-over-year decline in our average cost of funds was due to the declines in short-term interest rates over the course of 2020.
Critical Accounting Estimates
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
Income Taxes: We made an election to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2019. As a REIT, we generally are not subject to corporate-level federal and state income tax on net income we distribute to our stockholders within the prescribed timeframes. To qualify as a REIT, we must meet a number of organizational and operational requirements, including distributing at least 90% of our taxable income to our stockholders. Even if we qualify as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state, and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which we fail to qualify as a REIT.
We elected to treat certain domestic and foreign subsidiaries as TRSs, and may in the future elect to treat other current or future subsidiaries as TRSs. In general, a TRS may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS may, but is not required to, declare dividends to us; such dividends will be included in our taxable income/(loss) and may necessitate a distribution to our stockholders. Conversely, if we retain earnings at the level of a domestic TRS, such earnings will increase the book equity of the consolidated entity. A domestic TRS is subject to U.S. federal, state, and local corporate income taxes. We have elected and may elect in the future to treat certain of our foreign corporate subsidiaries as TRSs and, accordingly, taxable income generated by these TRSs may not be subject to U.S. federal, state, and local corporate income taxation, but generally will be included in our income on a current basis as Subpart F income, whether or not distributed. However, certain of our foreign subsidiaries may be subject to income taxes in the relevant foreign jurisdictions. Our financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation.
We follow the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits resulting from tax positions related to the current period or our open tax years. In the normal course of business, we may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and our open tax years. We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof.
See the notes to our consolidated financial statements for additional details on income taxes.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.
Financial Condition
The following table summarizes the fair value our investment portfolio(1) as of December 31, 2020 and December 31, 2019.

(In thousands)	December 31, 2020	December 31, 2019
Long:
Credit:
Dollar Denominated:
CLO(2)	$181,229	$172,802
CMBS	117,652	124,693
Commercial Mortgage Loans and REO(3)(4)	269,287	320,926
Consumer Loans and ABS backed by Consumer Loans(2)	112,077	238,193
Corporate Debt and Equity and Corporate Loans	12,606	20,987
Equity Investments in Loan Origination Entities	79,536	41,393
Non-Agency RMBS	154,492	113,342
Residential Mortgage Loans and REO(3)	1,188,731	933,870
Non-Dollar Denominated:
CLO(2)	6,108	5,722
CMBS	—	175
Consumer Loans and ABS backed by Consumer Loans	306	549
Corporate Debt and Equity	28	30
RMBS(5)	51,388	55,156
Agency:
Fixed-Rate Specified Pools	807,704	1,758,882
Floating-Rate Specified Pools	6,454	10,002
IOs	47,656	35,279
Reverse Mortgage Pools	97,629	132,800
Total Long	$3,132,883	$3,964,801
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	$(218)	$(471)
Government Debt:
Dollar Denominated	—	(62,994)
Non-Dollar Denominated	(38,424)	(9,944)
Total Short	$(38,642)	$(73,409)
(1)For more detailed information about the investments in our portfolio, please see the notes to consolidated financial statements.
(2)Includes equity investments in securitization-related vehicles.
(3)REO is not eligible to elect the fair value option as described in Note 2 of the notes to consolidated financial statements and, as a result, is included at the lower of cost or fair value.
(4)Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.
(5)Includes an investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of December 31, 2020.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$874	$(13,846)	$(12,972)	$2,401
Total Net Mortgage-Related Derivatives				2,401
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	67,779	(121,197)	(53,418)	(3,765)
Total Return Swaps on Corporate Bond Indices and Corporate Debt(3)	4,161	—	4,161	(475)
Warrants(4)	1,897	—	1,897	36
Total Net Corporate-Related Derivatives				(4,204)
Interest Rate-Related Derivatives:
TBAs	149,990	(504,067)	(354,077)	37
Interest Rate Swaps	253,423	(408,295)	(154,872)	(6,655)
U.S. Treasury Futures(5)	1,900	(178,500)	(176,600)	(374)
Total Interest Rate-Related Derivatives				(6,992)
Other Derivatives:
Foreign Currency Forwards(6)	—	(22,330)	(22,330)	(279)
Total Net Other Derivatives				(279)
Net Total				$(9,074)
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 8 of the notes to consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of December 31, 2020, derivative assets and derivative liabilities were $15.5 million and $(24.6) million, respectively, for a net fair value of $(9.1) million, as reflected in "Net Total" above.
(3)Notional value represents the face amount of the underlying asset.
(4)Notional represents the maximum number of shares available to be purchased upon exercise.
(5)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of December 31, 2020, a total of 19 long and 1,558 short U.S. Treasury futures contracts were held.
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
Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract
As of December 31, 2020, our Consolidated Balance Sheet reflected total assets of $3.4 billion and total liabilities of $2.5 billion. As of December 31, 2019, our Consolidated Balance Sheet reflected total assets of $4.3 billion and total liabilities of $3.5 billion. Our investments in securities, loans, and unconsolidated entities, financial derivatives, and real estate owned included in total assets were $3.1 billion and $4.0 billion as of December 31, 2020 and 2019, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $63.2 million and $101.0 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, investments in securities sold short consisted principally of short positions in sovereign bonds. As of December 31, 2019, investments in securities sold short consisted principally of short positions in sovereign bonds and U.S. Treasury securities. We primarily use short positions in sovereign bonds and U.S. Treasury securities to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of December 31, 2020 and 2019, we had a net short notional TBA position of $0.4 billion and $1.1 billion, respectively. The size of the net short notional TBA position declined primarily because we reduced our TBA short positions in connection with our strategic reduction of the size of our Agency specified pool portfolio in March, and because we increased the amount of long TBAs held for investment.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of December 31, 2020 indebtedness outstanding on our repos was approximately $1.5 billion. As of December 31, 2020, our assets financed with repos consisted of Agency RMBS of $947.0 million and credit assets of $884.2 million. As of December 31, 2020, outstanding indebtedness under repos was $921.9 million for Agency RMBS and $575.1 million for credit assets. As of December 31, 2019 indebtedness outstanding on our repos was approximately $2.4 billion. As of December 31, 2019, our assets financed with repos consisted of Agency RMBS of $1.9 billion and credit assets of $830.3 million. As of December 31, 2019, outstanding indebtedness under repos was $1.9 billion for Agency RMBS and $580.8 million for credit assets. Our repos bear interest at rates that have historically moved in close relationship to LIBOR.
In addition to our repos, as of December 31, 2020 we had Total other secured borrowings of $806.0 million, used to finance $906.4 million of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial loans. This compares to Total other secured borrowings of $744.7 million as of December 31, 2019, used to finance $843.4 million of non-QM loans and REO, and consumer loans and ABS backed by consumer loans. In addition to our secured borrowings, we had $86.0 million of Senior Notes outstanding as of both December 31, 2020 and 2019.
As of December 31, 2020 and 2019 our debt-to-equity ratio was 2.6:1 and 3.8:1, respectively. Excluding repos on U.S. Treasury securities, our recourse debt-to-equity ratio was 1.6:1 as of December 31, 2020 as compared to 2.6:1 as of December 31, 2019. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of December 31, 2020, our equity increased by approximately $52.9 million to $921.6 million from $868.7 million as of December 31, 2019. The increase principally consisted of net income of $28.4 million, net proceeds from the issuance of common stock of $95.3 million, and contributions from our non-controlling interests of $8.3 million. These increases were partially offset by common and preferred dividends of $63.8 million, distributions to non-controlling interests of $13.0 million, and payments to repurchase shares of common stock of $3.1 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $885.2 million as of December 31, 2020.

Results of Operations for the Years Ended December 31, 2020, 2019, and 2018
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended
(In thousands except per share amounts)	December 31, 2020	December 31, 2019
Interest Income (Expense)
Interest income	$173,531	$159,901
Interest expense	(61,665)	(78,479)
Net interest income	111,866	81,422
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	(31,743)	41,693
Realized and unrealized gains (losses) on financial derivatives, net	(30,532)	(36,250)
Realized and unrealized gains (losses) on real estate owned, net	(634)	1,048
Other, net	(2,298)	5,350
Total other income (loss)	(65,207)	11,841
Expenses
Base management fee to affiliate (Net of fee rebates of $1,051 and $1,967, respectively)(1)	11,508	7,988
Incentive fee to affiliate	—	116
Other investment related expenses	18,144	17,777
Other operating expenses	15,186	12,856
Total expenses	44,838	38,737
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	1,821	54,526
Income tax expense (benefit)	11,377	1,558
Earnings (losses) from investments in unconsolidated entities	37,933	10,209
Net Income (Loss)	28,377	63,177
Net income (loss) attributable to non-controlling interests	3,369	5,244
Dividends on preferred stock	7,763	1,466
Net Income (Loss) Attributable to Common Stockholders	$17,245	$56,467
Net Income (Loss) Per Common Share	$0.39	$1.76
(1)See Note 13 of the notes to the consolidated financial statements for the year ended December 31, 2020, for further details on management fee rebates.

The following table summarizes our results of operations for the year ended December 31, 2018:

(In thousands except per share amounts)	Year Ended December 31, 2018
Investment Income:
Interest income	$131,027
Other income	4,014
Total investment income	135,041
Expenses:
Base management fee to affiliate (Net of fee rebates of $1,380)	7,573
Incentive fee to affiliate	715
Interest expense	56,707
Other investment related expenses	16,954
Other operating expenses	9,967
Total expenses	91,916
Net Investment Income	43,125
Net Realized and Unrealized Gain (Loss) on Investments, Financial Derivatives, and Foreign Currency Transactions/Translation:
Net realized and change in net unrealized gain (loss) on investments	(526)
Net realized and change in net unrealized gain (loss) on other secured borrowings	758
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency hedges	4,454
Net realized and change in net unrealized gain (loss) on financial derivatives—currency hedges	5,040
Net foreign currency gain (loss)	(2,940)
Net Realized and Change in Net Unrealized Gain (Loss) on Investments, Financial Derivatives, and Foreign Currency Transactions/Translation	6,786
Net Increase (Decrease) in Equity Resulting from Operations	49,911
Less: Net Increase (Decrease) in Equity Resulting from Operations Attributable to Non-controlling Interests	3,235
Net Increase (Decrease) in Shareholders' Equity Resulting from Operations	$46,676
Net Increase (Decrease) in Shareholders' Equity Resulting from Operations per share	$1.52
Core Earnings
In connection with our conversion to a REIT effective as of January 1, 2019 (the "REIT Conversion"), we began to include the calculation of Core Earnings starting with the three-month period ended March 31, 2019. Prior to the REIT Conversion, we did not calculate Core Earnings. We calculate Core Earnings as U.S. GAAP net income (loss) as adjusted for: (i) realized and unrealized gain (loss) on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps), other secured borrowings, at fair value, and foreign currency transactions; (ii) incentive fee to affiliate; (iii) Catch-up Premium Amortization Adjustment (as defined below); (iv) non-cash equity compensation expense; (v) provision for income taxes; and (vi) certain other income or loss items that are of a non-recurring nature. For certain investments in unconsolidated entities, we include the relevant components of net operating income in Core Earnings. The Catch-up Premium Amortization Adjustment is a quarterly adjustment to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter.
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

The following table reconciles, for the years ended December 31, 2020 and 2019, Core Earnings to the line on the our Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure.

	Year Ended
(In thousands, except per share amounts)	December 31, 2020	December 31, 2019
Net income (loss)	$28,377	$63,177
Income tax expense (benefit)	11,377	1,558
Net income (loss) before income tax expense (benefit)	39,754	64,735
Adjustments:
Realized (gains) losses on securities and loans, net	5,960	12,785
Realized (gains) losses on financial derivatives, net	31,521	30,912
Realized (gains) losses on real estate owned, net	(15)	(2,327)
Unrealized (gains) losses on securities and loans, net	25,783	(54,478)
Unrealized (gains) losses on financial derivatives, net	(989)	5,338
Unrealized (gains) losses on real estate owned, net	649	1,279
Other realized and unrealized (gains) losses, net(1)	7,703	829
Net realized gains (losses) on periodic settlements of interest rate swaps	(2,038)	1,695
Net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	219	(764)
Incentive fee to affiliate	—	116
Non-cash equity compensation expense	722	475
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	4,523	4,660
Debt issuance costs related to Other secured borrowings, at fair value	3,894	3,536
Non-recurring expenses(2)	174	1,333
(Earnings) losses from investments in unconsolidated entities(3)	(34,664)	(5,561)
Total Core Earnings	83,196	64,563
Dividends on preferred stock	7,763	1,466
Core Earnings attributable to non-controlling interests	4,532	4,883
Core Earnings Attributable to Common Stockholders	$70,901	$58,214
Core Earnings Attributable to Common Stockholders, per share	$1.63	$1.82
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
Results of Operations for the Years Ended December 31, 2020 and 2019
Net Income (Loss) Attributable to Common Stockholders
For the year ended December 31, 2020 we had net income (loss) attributable to common stockholders of $17.2 million compared to $56.5 million for the year ended December 31, 2019. The year-over-year decrease in our results of operations was primarily due to net realized and unrealized losses on securities and loans, partially offset by an increase in net interest income and earnings from investments in unconsolidated entities for the year ended December 31, 2020.
Interest Income
Interest income was $173.5 million for the year ended December 31, 2020, as compared to $159.9 million for the year ended December 31, 2019. Interest income for both periods included coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.

For the year ended December 31, 2020, interest income from our credit portfolio was $144.6 million, as compared to $120.3 million for the year ended December 31, 2019. This year-over-year increase was primarily due to the larger size of the credit portfolio for the year ended December 31, 2020, partially offset by lower average asset yields on this portfolio.
For the year ended December 31, 2020, interest income from our Agency RMBS was $28.0 million, as compared to $37.4 million for the year ended December 31, 2019. This year-over-year decrease was due to the smaller size of the Agency portfolio, as well as lower average asset yields, for the year ended December 31, 2020.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the years ended December 31, 2020 and 2019:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2020	$144,603	$1,943,650	7.44%	$28,012	$1,121,737	2.50%	$172,615	$3,065,387	5.63%
Year ended December 31, 2019	$120,342	$1,415,358	8.50%	$37,372	$1,331,654	2.81%	$157,714	$2,747,012	5.74%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the years ended December 31, 2020 and 2019, we had a negative Catch-up Premium Amortization Adjustment of approximately $(4.5) million and $(4.7) million, respectively, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.90% and 5.78%, respectively, for the year ended December 31, 2020. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.16% and 5.91%, respectively, for the year ended December 31, 2019.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense decreased to $61.7 million for the year ended December 31, 2020, as compared to $78.5 million for the year ended December 31, 2019. Although average borrowings increased year over year, interest expense declined as a result of a significant decrease in borrowing rates on our both our Agency and credit assets.
The table below summarizes the components of interest expense for the years ended December 31, 2020 and 2019.

	Year Ended
(In thousands)	December 31, 2020	December 31, 2019
Repos and Total other secured borrowings	$56,005	72,702
Senior Notes (1)	4,993	4,968
Securities sold short (2)	471	746
Other (3)	196	63
Total	$61,665	78,479
(1)Amount includes the related amortization of debt issuance costs. For the year ended December 31, 2020, amount includes interest expense on the Senior Notes. For the year ended December 31, 2019, amount includes interest expense on the Senior Notes and the Old Senior Notes.
(2)Amount includes the related net accretion and amortization of purchase discounts and premiums.
(3)Primarily includes interest expense on our counterparties' cash collateral held by us.

The following table summarizes our aggregate secured borrowings, which, other than Other secured borrowings, at fair value, carry interest rates that are based on, or correlated with, LIBOR, including repos and Total other secured borrowings, for the years ended December 31, 2020 and 2019.

	Year Ended
	December 31, 2020			December 31, 2019
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$1,387,152	$44,106	3.18%	$1,041,209	$41,932	4.03%
Agency RMBS	1,099,416	11,895	1.08%	1,241,957	30,703	2.47%
Subtotal(1)	2,486,568	56,001	2.25%	2,283,166	72,635	3.18%
U.S. Treasury Securities	408	4	0.91%	2,771	67	2.40%
Total	$2,486,976	$56,005	2.25%	$2,285,937	$72,702	3.18%
Average One-Month LIBOR			0.52%			2.22%
Average Six-Month LIBOR			0.69%			2.32%
(1)Excludes U.S. Treasury Securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would increase to 2.35% for the year ended December 31, 2020 and decrease to 3.11% for the year ended December 31, 2019. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 3.43% and 2.80% for the years ended December 31, 2020 and 2019, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the year ended December 31, 2020, the gross base management fee, which is based on total equity at the end of each quarter, was $12.6 million, and our Manager credited us with rebates on our base management fee of $1.1 million, resulting in a net base management fee of $11.5 million. For the year ended December 31, 2019, the gross base management fee was $10.0 million, and our Manager credited us with rebates on our base management fee of $2.0 million, resulting in a net base management fee of $8.0 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The year-over-year increase in the net base management fee was due to our larger capital base at the end of each quarter in 2020 as compared to each respective quarter end in 2019.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the year ended December 31, 2019 was $0.1 million; no incentive fee was incurred for the year ended December 31, 2020, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the years ended December 31, 2020 and 2019 other investment related expenses were $18.1 million and $17.8 million, respectively. The increase in other investment related expenses was primarily due to year-over-year increases in debt issuance costs related to our non-QM loan securitizations and servicing expenses on our consumer loan portfolios, partially offset by a decrease in various other expenses related to our residential and commercial mortgage loan and REO portfolios.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $15.2 million for the year ended December 31, 2020 as compared to $12.9 million for the year ended December 31, 2019. The increase in other operating expenses for the year ended December 31, 2020 was primarily due to an increase in fund administration expenses, the recognition of Delaware corporate franchise tax, and compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned. Other, net, another component of Other income (loss), includes rental income and income related to loan originations, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement and Other Secured Borrowings, at fair value. For the year ended December 31, 2020, other income (loss) was $(65.2) million, consisting primarily of net realized and unrealized losses of $(31.7) million on our securities and loans and net realized and unrealized losses on our financial derivatives of $(30.5) million. Net realized and unrealized losses of $(31.7) million on our securities and loans primarily resulted from net realized and unrealized losses on CLOs, CMBS, and consumer loans and ABS backed by consumer loans, partially offset by net realized and unrealized gains on Agency RMBS and non-QM loans. These net realized and unrealized losses were primarily incurred during the first quarter of 2020, and were driven by to the market and economic disruptions caused by the COVID-19 pandemic. Net realized and unrealized losses of $(30.5) million on our financial derivatives were primarily related to net realized and unrealized losses on interest rate swaps, TBAs, futures, forwards, and total return swaps, as interest rates declined significantly during the year, partially offset by net realized and unrealized gains on CDS on asset-backed indices, CDS on corporate bond indices, and CDS on corporate bonds.
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
Income Tax Expense (Benefit)
Income tax expense was $11.4 million for the year ended December 31, 2020, as compared to $1.6 million for the year ended December 31, 2019. The increase in income tax expense for the year ended December 31, 2020 was primarily due to an increase in deferred tax liabilities related to unrealized gains on investments held in a domestic TRS.
Earnings (Losses) from Investments in Unconsolidated Entities
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $37.9 million for the year ended December 31, 2020, as compared to $10.2 million for the year ended December 31, 2019. The increase in Earnings (losses) from investments in unconsolidated entities was primarily due to unrealized gains on our investments in loan originators.
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
(1)Amount includes the related amortization of debt issuance costs. For the year ended December 31, 2019, amount includes interest expense on the Senior Notes and the Old Senior Notes. For the year ended December 31, 2018, amount includes interest expense on the Old Senior Notes.
(2)Amount includes the related net accretion and amortization of purchase discounts and premiums.
(3)Primarily includes interest expense on our counterparties' cash collateral held by us, and reverse repos with negative interest rates, which can occur when we borrow certain bonds that we have sold short.
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
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	December 31, 2020		December 31, 2019
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$303,351	20.3%	$528,545	21.6%
31 - 60 Days	469,695	31.4%	848,878	34.7%
61 - 90 Days	327,012	21.8%	733,575	30.0%
91 - 120 Days	89,931	6.0%	10,270	0.4%
121 - 150 Days	69,104	4.6%	7,460	0.3%
151 - 180 Days	70,920	4.7%	34,580	1.4%
181 - 360 Days	72,670	4.9%	186,661	7.7%
> 360 Days	94,248	6.3%	95,331	3.9%
	$1,496,931	100.0%	$2,445,300	100.0%
Repos involving underlying investments that were sold prior to December 31, 2020 for settlement following December 31, 2020, are shown using their original maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2020, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 33.0% with respect to credit assets, 6.0% with respect to Agency RMBS assets, and 19.1% overall. As of December 31, 2019 these respective weighted average contractual haircuts were 29.3%, 5.0%, and 12.3%. The increase in the weighted average contractual haircuts for both our credit assets and our Agency RMBS was primarily due to volatile market conditions and market-wide liquidity stresses resulting from the COVID-19 pandemic. Although this increase in financing haircuts has not yet been shown to be temporary, market haircut levels as of the end of the fourth quarter were noticeably lower than those observed in early April 2020. Additionally, a portion of the increase in the weighted average contractual haircut on our overall portfolio is due to the lower share of our overall portfolio represented by Agency RMBS.
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
As of December 31, 2020 and 2019, we had $1.5 billion and $2.4 billion, respectively, of borrowings outstanding under our repos. As of December 31, 2020, the remaining terms on our repos ranged from 4 days to 516 days, with a weighted average remaining term of 94 days. Our repo borrowings were with a total of 24 counterparties as of December 31, 2020. As of December 31, 2020, our repos had a weighted average borrowing rate of 1.20%. As of December 31, 2020, our repos had interest rates ranging from 0.20% to 5.00%. As of December 31, 2019, the remaining terms on our repos ranged from 2 days to

882 days, with a weighted average remaining term of 91 days. Our repo borrowings were with a total of 28 counterparties as of December 31, 2019. As of December 31, 2019, our repos had a weighted average borrowing rate of 2.37%. As of December 31, 2019, our repos had interest rates ranging from 0.15% to 5.20%. Investments transferred as collateral under repos had an aggregate fair value of $1.8 billion and $2.8 billion as of December 31, 2020 and 2019, respectively.
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
During March and early April, the market turmoil associated with the COVID-19 pandemic caused significant volatility, price declines and yield spread widening across virtually all credit assets. As a result, we incurred considerable mark-to-market losses in the first quarter, which resulted in our receipt of margin calls under our financing arrangements and under our derivative contracts that were higher than typical historical levels. While we were able to roll our repos in an orderly manner, haircuts and borrowing rates were generally higher, and maturities generally shorter. In contrast, prices in many credit-sensitive fixed income sectors rebounded in the second quarter, generating significant net realized and unrealized gains on our credit assets, and our margin calls reverted to more typical levels. By the end of the second quarter, the market for standard repo financing of securities had largely returned to pre-March levels. We satisfied all margin calls during both periods.
Over the course of 2020, we made substantial progress extending and improving our sources of financing and leverage. Following the market volatility of the spring, we also obtained term financing for numerous loan assets that we had previously held unfinanced. In addition to adding new financing facilities and extending the terms of other financing facilities, we completed three loan securitizations during the year.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2020	$1,496,931	$1,408,935	$1,496,931
September 30, 2020	1,439,984	1,368,191	1,551,147
June 30, 2020(1)	1,294,549	1,520,985	1,542,577
March 31, 2020(2)	2,034,225	2,440,982	2,485,496
December 31, 2019(3)	2,445,300	2,119,394	2,445,300
September 30, 2019	2,056,422	1,796,310	2,056,422
June 30, 2019	1,715,506	1,769,909	1,962,866
March 31, 2019	1,550,016	1,471,592	1,550,016
December 31, 2018	1,498,849	1,509,819	1,595,118
September 30, 2018	1,636,039	1,534,490	1,672,077
June 30, 2018	1,421,506	1,398,813	1,471,052
March 31, 2018	1,330,943	1,269,297	1,330,943
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
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including non-QM loans and REO, and consumer loans and ABS backed by consumer loans; such transactions are accounted for as collateralized borrowings. As of December 31, 2020 and 2019, we had outstanding borrowings related to such transactions in the amount of $806.0 million and $744.7 million, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Balance Sheet. As of December 31, 2020, the fair value of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans collateralizing our Total other secured borrowings was $906.4 million. As of December 31, 2019, the fair value of non-QM loans and REO and consumer loans and ABS backed by consumer loans collateralizing our Total other secured borrowings was $843.4 million. See Note 11 in the notes to our consolidated financial statements for the year ended December 31, 2020, for further information on our other secured borrowings.

As of both December 31, 2020 and 2019, we had $86.0 million outstanding of Senior Notes, maturing in September 2022 and bearing interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. These Senior Notes were issued on February 13, 2019 in connection with the Note Exchange. See Note 11 in the notes to our consolidated financial statements for the year ended December 31, 2020, for further detail on the Senior Notes.
As of December 31, 2020, we had an aggregate amount at risk under our repos with 24 counterparties of approximately $363.1 million, and as of December 31, 2019, we had an aggregate amount at risk under our repos with 28 counterparties of approximately $348.4 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of December 31, 2020 and 2019 does not include approximately $4.2 million and $5.1 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of December 31, 2020, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with eight counterparties of approximately $11.2 million. We also had $7.2 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2019, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with ten counterparties of approximately $26.4 million. We also had $14.2 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2020, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $4.1 million. As of December 31, 2019, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with nine counterparties of approximately $4.2 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $111.6 million and $72.3 million as of December 31, 2020 and 2019, respectively.
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
During the year ended December 31, 2020, we repurchased 290,050 shares at an average price per share of $10.54 and a total cost of $3.1 million. From inception of the current repurchase plan through March 5, 2021, we repurchased 701,965 shares at an average price per share of $13.36 and a total cost of $9.4 million, and have authorization to repurchase an additional 848,035 common shares.

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
The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the notes to consolidated financial statements) for the periods indicated below:
Year Ended December 31, 2020

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
January 8, 2020	$0.15	$6,699	January 31, 2020	February 25, 2020
February 7, 2020	0.15	6,699	February 28, 2020	March 25, 2020
March 6, 2020	0.15	6,658	March 31, 2020	April 27, 2020
April 7, 2020	0.08	3,551	April 30, 2020	May 26, 2020
May 7, 2020	0.08	3,551	May 29, 2020	June 25, 2020
June 5, 2020	0.09	3,995	June 30, 2020	July 27, 2020
July 8, 2020	0.09	3,995	July 31, 2020	August 25, 2020
August 7, 2020	0.09	3,995	August 31, 2020	September 25, 2020
September 8, 2020	0.09	3,997	September 30, 2020	October 26, 2020
October 7, 2020	0.09	3,997	October 30, 2020	November 25, 2020
November 2, 2020	0.10	4,441	November 30, 2020	December 28, 2020
December 7, 2020	0.10	4,445	December 31, 2020	January 25, 2021
Year Ended December 31, 2019

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
February 14, 2019	$0.41	$12,496	March 1, 2019	March 15, 2019
March 11, 2019	0.14	4,267	March 29, 2019	April 25, 2019
April 5, 2019	0.14	4,267	April 30, 2019	May 28, 2019
May 7, 2019	0.14	4,267	May 31, 2109	June 25, 2019
June 7, 2019	0.14	4,267	June 28, 2019	July 25, 2019
July 8, 2019	0.14	4,831	July 31, 2019	August 26, 2019
August 7, 2019	0.14	4,831	August 30, 2019	September 25, 2019
September 9, 2019	0.14	4,833	September 30, 2019	October 25, 2019
October 7, 2019	0.14	4,833	October 31, 2019	November 25, 2019
November 7, 2019	0.14	5,421	November 29, 2019	December 26, 2019
December 6, 2019	0.14	5,512	December 31, 2019	January 27, 2020
On January 8, 2021, the Board of Directors approved a dividend in the amount of $0.10 per share of common stock payable on February 25, 2021 to stockholders of record as of January 29, 2021. On February 5, 2021, the Board of Directors approved a dividend in the amount of $0.10 per share of common stock payable on March 25, 2021 to stockholders of record as of February 26, 2021.

The following table sets forth the dividend distributions authorized by the Board of Directors payable to holders of our Series A Preferred Stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
December 13, 2019	$0.459380	$2,113	December 31, 2019	January 30, 2020
April 7, 2020	0.421875	1,941	April 17, 2020	April 30, 2020
July 8, 2020	0.421875	1,941	July 20, 2020	July 30, 2020
October 7, 2020	0.421875	1,941	October 19, 2020	October 30, 2020
On January 8, 2021, the Board of Directors approved a dividend in the amount of $0.421875 per share of Series A Preferred Stock payable on February 1, 2021 to stockholders of record as of January 19, 2021.
For the year ended December 31, 2020, our operating activities provided net cash in the amount of $119.5 million and our investing activities provided net cash in the amount of $507.3 million. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) used net cash of $919.4 million. We received $485.8 million in proceeds from the issuance of Total other secured borrowings and we used $179.6 million for principal payments on Other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), provided net cash of $13.6 million for the year ended December 31, 2020. We received proceeds from the issuance of common stock, net of offering costs paid, of $95.3 million and contributions from non-controlling interests provided cash of $9.8 million. We used $65.0 million to pay dividends, $11.3 million for distributions to non-controlling interests (our joint venture partners), and $3.1 million to repurchase common stock. As a result there was an increase in our cash holdings of $39.3 million, from $72.5 million as of December 31, 2019 to $111.8 million as of December 31, 2020.
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
Based on our current portfolio, amount of free cash on hand, debt-to-equity ratio, and current and anticipated availability of credit, we believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements. However, the unexpected inability to finance our Agency RMBS portfolio would create a serious short-term strain on our liquidity and would require us to liquidate much of that portfolio, which in turn would require us to restructure our portfolio to maintain our exclusion from registration as an investment company under the Investment Company Act and to maintain our qualification as a REIT. Steep declines in the values of our credit assets financed using repos, or in the values of our derivative contracts, would result in margin calls that would significantly reduce our free cash position. Furthermore, a substantial increase in prepayment rates on our assets financed by repos could cause a temporary liquidity shortfall, because we are generally required to post margin on such assets in proportion to the amount of the announced principal paydowns before the actual receipt of the cash from such principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell assets or issue additional debt or equity securities.

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
Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a base management fee, an incentive fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see Note 13 of the notes to our consolidated financial statements the year ended December 31, 2020.
The following table summarizes our contractual obligations at December 31, 2020:

(In thousands)	Less than One Year	1-3 Years	3-5 Years	More than Five Years	Total
Reverse repurchase agreements	$1,402,683	$94,248	$—	$—	$1,496,931
Interest expense on repurchase agreements, based on rates at December 31, 2020(1)	4,112	3,510	—	—	7,622
Senior Notes	4,730	90,730	—	—	95,460
Payable for securities purchased and financial derivatives	4,754	—	—	—	4,754
Total	1,416,279	188,488	—	—	1,604,767
(1)Includes accrued interest expense on repurchase agreements at December 31, 2020 of $1.5 million which is included in Interest payable on the Consolidated Balance Sheet.
The above table excludes repayment obligations related to our Total other secured borrowings. These repayment obligations have been excluded from the above table since the timing of their actual maturities is based on the timing of the repayments of the underlying consumer and mortgage loans that collateralize them rather than a stated contractual maturity. Consumer and mortgage loans are subject to prepayment by borrowers and such prepayments are inherently difficult to predict. In addition, other secured borrowings related to our non-QM loan securitizations are subject to our optional redemption rights as described in Note 10 of the notes to consolidated financial statements for the year ended December 31, 2020.
The following table details our projected payments under our obligations related to our Total other secured borrowings as of December 31, 2020.

(In thousands)	Less than One Year	1-3 Years	3-5 Years	More than Five Years	Total
Total other secured borrowings	$370,933	$458,245	$—	$—	$829,178
Interest expense on Total other secured borrowings, based on rates at December 31, 2020	38,203	30,736			68,939
Total	409,136	488,981	—	—	898,117
We enter into repos with third-party broker-dealers whereby we sell a security to such broker-dealer at an agreed-upon purchase price at the initiation of the repo and agree to repurchase such security at predetermined repurchase price and termination date, thus providing the broker-dealer with an implied interest rate on the funds initially transferred to us by the broker-dealer. We enter into reverse repos with third-party broker-dealers whereby we purchase a security under an agreement to resell at an agreed-upon price and date. In general, we most often enter into reverse repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon competitive market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "—Liquidity and Capital Resources" for a summary of our borrowings on repos. As of December 31, 2020 and 2019 there were no repos or reverse repos reported on a net basis on the Consolidated Balance Sheet.

We have numerous contractual obligations and commitments related to our outstanding borrowings (see Note 11 of the notes to our consolidated financial statements for the year ended December 31, 2020) and related to our financial derivatives (see Note 8 of the notes to our consolidated financial statements for the year ended December 31, 2020).
See Note 21 of the notes to our consolidated financial statements as of December 31, 2020 for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
At December 31, 2020 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at December 31, 2020 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
The ability of borrowers to repay consumer loans may be adversely affected by numerous borrower-specific factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God or terrorism, pandemics such as the COVID-19 pandemic or another highly infectious or contagious disease, may also affect the financial stability of borrowers and impair their ability or willingness to repay their loans. Whenever any of our consumer loans defaults, we are at risk of loss to the extent of any deficiency between the liquidation value of the collateral, if any, securing the loan, and the principal and accrued interest of the loan. Many of our consumer loans are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential real estate loans.
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
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of fixed-income assets in our portfolio, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. Most significantly, our portfolio is exposed to the risk of changes in prepayment rates of mortgage loans, including the mortgage loans underlying our RMBS, and changes in prepayment rates of certain of our consumer loan holdings. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Additionally, increases in prepayment rates may cause us to experience losses on our interest only securities and inverse interest only securities, as those securities are extremely sensitive to prepayment rates. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. For example, the government sponsored HARP program, which was designed to encourage mortgage refinancings, was a steady contributor to Agency RMBS prepayment speeds from its inception in 2009 until its expiration at the end of 2018. Mortgage rates declined significantly during 2020, and remain very low by historical standards. As a result, prepayments continue to represent a meaningful risk, especially with respect to our Agency RMBS.

Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates. Our repurchase agreements generally carry interest rates that are determined by reference to LIBOR or similar short-term benchmark rates for those same periods. Whenever one of our fixed-rate repo borrowings matures, it will generally be replaced with a new fixed-rate repo borrowing based on market interest rates prevailing at such time. Subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar futures, U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to mitigate the interest rate risk arising from the mismatch between the duration of our financed assets and the duration of the liabilities used to finance such assets. The majority of this mismatch currently relates to our Agency RMBS.
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of December 31, 2020, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$6,082	0.66%	$9,132	0.99%	$(9,114)	(0.99)%	$(21,259)	(2.31)%
Non-Agency RMBS, CMBS, ABS and Loans	6,490	0.70%	13,950	1.51%	(5,520)	(0.60)%	(10,069)	(1.09)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(8,773)	(0.95)%	(17,858)	(1.94)%	8,461	0.92%	16,609	1.80%
Mortgage-Related Derivatives	—	—%	1	—%	—	—%	1	—%
Corporate Securities and Derivatives on Corporate Securities	7	—%	5	—%	(16)	—%	(42)	—%
Repurchase Agreements, Reverse Repurchase Agreements, and Senior Notes	(754)	(0.08)%	(566)	(0.06)%	1,676	0.18%	3,938	0.43%
Total	$3,052	0.33%	$4,664	0.50%	$(4,513)	(0.49)%	$(10,822)	(1.17)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our December 31, 2020 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "—Special Note Regarding Forward-Looking Statements."

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ellington Financial Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Ellington Financial Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of changes in equity and of cash flows for the years then ended, including the related notes and the schedule of mortgage loans on real estate as of and for the year ended December 31, 2020 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Certain Investments in Securities, Loans and Unconsolidated Entities that are Determined Based on Management’s Internal Valuation Techniques
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s investments in securities at fair value, loans at fair value and investments in unconsolidated entities at fair value were $1.5 billion, $1.5 billion and $0.1 billion, respectively as of December 31, 2020. The Company elected the fair value option for those of its assets for which such election is permitted, including its investments in securities, loans, and investments in unconsolidated entities. Management generally uses third party valuations when available. If third-party valuations are not available, management uses other valuation techniques, such as a discounted cash flow methodology. Management’s estimate of fair value may be based on several assumptions, including but not limited to management’s estimates of yield, projected collateral prepayments, projected collateral losses, projected collateral recoveries, recovery amount, and recovery timeline, as applicable. For certain investments in unconsolidated entities, an equity price-to-book assumption is also considered. Fair value measurements are impacted by the interrelationships of these assumptions.
The principal considerations for our determination that performing procedures relating to the valuation of certain investments in securities, loans and unconsolidated entities that are determined based on management’s internal valuation techniques is a critical audit matter are (i) the significant judgment by management in determining the fair value of these investments, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the valuation of these investments and the interrelated assumptions related to yield, projected collateral prepayments, projected collateral losses, projected collateral recoveries, recovery amount, recovery timeline, and equity price-to-book, as applicable; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of certain investments in securities, loans, and unconsolidated entities, including controls over management’s comparison of internally developed fair values to fair values obtained from third-party pricing providers. These procedures also included, among others, developing an independent range of fair value estimates, which included (i) testing the completeness and accuracy of data provided by management; (ii) comparing management’s estimate of fair value to independent sources, where available; and (iii) for a sample of investments, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of estimates of fair value by independently developing assumptions related to yield, projected collateral prepayments, projected collateral losses, projected collateral recoveries, recovery amount, recovery timeline, and equity price-to-book assumptions, as applicable.

/s/PricewaterhouseCoopers LLP
New York, New York
March 16, 2021

We have served as the Company’s auditor since 2007.

ELLINGTON FINANCIAL INC.
CONSOLIDATED BALANCE SHEET

	December 31, 2020	December 31, 2019
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$111,647	$72,302
Restricted cash(1)	175	175
Securities, at fair value(1)(2)	1,514,185	2,449,941
Loans, at fair value(1)(2)	1,453,480	1,412,426
Investments in unconsolidated entities, at fair value(1)	141,620	71,850
Real estate owned(1)(2)	23,598	30,584
Financial derivatives—assets, at fair value	15,479	16,788
Reverse repurchase agreements	38,640	73,639
Due from brokers(1)	63,147	79,829
Investment related receivables(1)	49,317	123,120
Other assets(1)	2,575	7,563
Total Assets	$3,413,863	$4,338,217
Liabilities
Securities sold short, at fair value	$38,642	$73,409
Repurchase agreements(1)	1,496,931	2,445,300
Financial derivatives—liabilities, at fair value	24,553	27,621
Due to brokers	5,059	2,197
Investment related payables(1)	4,754	66,133
Other secured borrowings(1)	51,062	150,334
Other secured borrowings, at fair value(1)	754,921	594,396
Senior notes, net	85,561	85,298
Base management fee payable to affiliate	3,178	2,663
Incentive fee payable to affiliate	—	116
Dividends payable	5,738	6,978
Interest payable(1)	3,233	7,320
Accrued expenses and other liabilities(1)	18,659	7,753
Total Liabilities	2,492,291	3,469,518
Commitments and contingencies (Note 21)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable; 4,600,000 shares issued and outstanding, respectively ($115,000 liquidation preference)	111,034	111,034
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 43,781,684 and 38,647,943 shares issued and outstanding, respectively	44	39
Additional paid-in-capital	915,658	821,747
Retained earnings (accumulated deficit)	(141,521)	(103,555)
Total Stockholders' Equity	885,215	829,265
Non-controlling interests(1)	36,357	39,434
Total Equity	921,572	868,699
Total Liabilities and Equity	$3,413,863	$4,338,217
(1)Ellington Financial Inc.'s Consolidated Balance Sheet includes assets and liabilities of variable interest entities it has consolidated. See Note 9 for additional details on Ellington Financial Inc.'s consolidated variable interest entities.
(2)Includes assets pledged as collateral to counterparties. See Note 11 for additional details on the Company's borrowings and related collateral.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	December 31, 2020	December 31, 2019
(In thousands, except per share amounts)
Net Interest Income
Interest income	$173,531	$159,901
Interest expense	(61,665)	(78,479)
Total net interest income	111,866	81,422
Other Income (Loss)
Realized gains (losses) on securities and loans, net	(5,960)	(12,785)
Realized gains (losses) on financial derivatives, net	(31,521)	(30,912)
Realized gains (losses) on real estate owned, net	15	2,327
Unrealized gains (losses) on securities and loans, net	(25,783)	54,478
Unrealized gains (losses) on financial derivatives, net	989	(5,338)
Unrealized gains (losses) on real estate owned, net	(649)	(1,279)
Other, net	(2,298)	5,350
Total other income (loss)	(65,207)	11,841
Expenses
Base management fee to affiliate (Net of fee rebates of $1,051 and $1,967, respectively)(1)	11,508	7,988
Incentive fee to affiliate	—	116
Investment related expenses:
Servicing expense	9,139	8,632
Debt issuance costs related to Other secured borrowings, at fair value	3,894	3,536
Other	5,111	5,609
Professional fees	5,005	4,853
Compensation expense	3,776	3,649
Other expenses	6,405	4,354
Total expenses	44,838	38,737
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	1,821	54,526
Income tax expense (benefit)	11,377	1,558
Earnings (losses) from investments in unconsolidated entities	37,933	10,209
Net Income (Loss)	28,377	63,177
Net income (loss) attributable to non-controlling interests	3,369	5,244
Dividends on preferred stock	7,763	1,466
Net Income (Loss) Attributable to Common Stockholders	$17,245	$56,467
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.39	$1.76
(1)See Note 13 for further details on management fee rebates.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, January 1, 2019	$—	29,796,601	$—	$665,356	$(101,523)	$563,833	$31,337	$595,170
Share conversion(1)		—	30	(30)	—	—	—	—
Net income (loss)					57,933	57,933	5,244	63,177
Net proceeds from the issuance of common stock(2)		8,855,000	9	156,319		156,328		156,328
Net proceeds from the issuance of preferred stock(2)	111,034					111,034		111,034
Contributions from non-controlling interests							27,650	27,650
Common dividends(3)					(58,499)	(58,499)	(1,325)	(59,824)
Preferred dividends(4)					(1,466)	(1,466)		(1,466)
Distributions to non-controlling interests							(23,063)	(23,063)
Conversion of non-controlling interest units to shares of common stock		47,167	—	812		812	(812)	—
Adjustment to non-controlling interests				(392)		(392)	392	—
Repurchase of shares of common stock		(50,825)	—	(782)		(782)		(782)
Share-based long term incentive plan unit awards				464		464	11	475
BALANCE, December 31, 2019	$111,034	38,647,943	$39	$821,747	$(103,555)	$829,265	$39,434	$868,699
Net income (loss)					25,008	25,008	3,369	28,377
Net proceeds from the issuance of common stock(2)		5,290,000	5	95,287		95,292	—	95,292
Shares of common stock issued in connection with incentive fee payment		637	—	12		12	—	12
Contributions from non-controlling interests							8,270	8,270
Common dividends(3)					(55,211)	(55,211)	(812)	(56,023)
Preferred dividends(4)					(7,763)	(7,763)	—	(7,763)
Distributions to non-controlling interests							(12,958)	(12,958)
Conversion of non-controlling interest units to shares of common stock		133,154	—	2,437		2,437	(2,437)	—
Adjustment to non-controlling interests		—	—	(1,480)		(1,480)	1,480	—
Repurchase of shares of common stock		(290,050)	—	(3,056)		(3,056)		(3,056)
Share-based long term incentive plan unit awards		—	—	711		711	11	722
BALANCE, December 31, 2020	$111,034	43,781,684	$44	$915,658	$(141,521)	$885,215	$36,357	$921,572

(1)See Note 1 for further details on the share conversion.
(2)Net of underwriters' discounts and offering costs.
(3)For the years ended December 31, 2020 and 2019, dividends totaling $1.26 and $1.81, respectively, per share of common stock and convertible unit outstanding, were declared.
(4)For the years ended December 31, 2020 and 2019, dividends totaling $1.265625 and $0.45938, respectively, per share of preferred stock was declared.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2020	December 31, 2019
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net income (loss)	$28,377	$63,177
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts, net	41,681	48,132
Realized (gains) losses on securities and loans, net	5,960	12,785
Realized (gains) losses on financial derivatives, net	31,521	30,912
Realized (gains) losses on real estate owned, net	(15)	(2,327)
Unrealized (gains) losses on securities and loans, net	25,783	(54,478)
Unrealized (gains) losses on financial derivatives, net	(989)	5,338
Unrealized (gains) losses on real estate owned, net	649	1,279
Unrealized (gains) losses other, net	9,562	645
Realized (gains) losses other, net—foreign currency transaction	173	2,392
Unrealized (gains) losses other, net—foreign currency translation	(1,720)	(3,310)
Amortization of deferred debt issuance costs	263	263
Shares issued in connection with incentive fee payment	12	—
Share-based long term incentive plan unit expense	722	475
Interest income related to consolidated securitization trust	(21,800)	(16,034)
Interest expense related to consolidated securitization trust	21,020	15,136
Debt issuance costs related to Other secured borrowings, at fair value	1,749	1,381
(Earnings) losses from investments in unconsolidated entities	(37,933)	(10,209)
Changes in operating asset and liabilities:
(Increase) decrease in interest and principal receivable	5,223	(15,449)
(Increase) decrease in other assets	1,077	(3,663)
Increase (decrease) in base management fee payable to affiliate	515	919
Increase (decrease) in incentive fee payable to affiliate	(116)	116
Increase (decrease) in interest payable	(3,798)	161
Increase (decrease) in accrued expenses and other liabilities	11,590	1,607
Net cash provided by (used in) operating activities	$119,506	$79,248

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended
	December 31, 2020	December 31, 2019
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Investing Activities:
Purchase of securities	$(1,346,245)	$(3,057,372)
Purchase of loans	(852,261)	(1,040,006)
Capital improvements of real estate owned	(153)	(240)
Proceeds from disposition of securities	1,888,099	1,838,182
Proceeds from disposition of loans	25,414	28,878
Contributions to investments in unconsolidated entities	(34,624)	(42,124)
Distributions from investments in unconsolidated entities	30,644	49,758
Proceeds from disposition of real estate owned	9,889	24,059
Proceeds from principal payments of securities	362,987	275,221
Proceeds from principal payments of loans	443,640	304,953
Proceeds from securities sold short	268,294	645,553
Repurchase of securities sold short	(310,559)	(650,576)
Payments on financial derivatives	(115,418)	(90,057)
Proceeds from financial derivatives	84,597	58,578
Payments made on reverse repurchase agreements	(7,586,769)	(7,050,581)
Proceeds from reverse repurchase agreements	7,622,670	7,038,216
Due from brokers, net	16,443	6,483
Due to brokers, net	619	(3,458)
Net cash provided by (used in) investing activities	507,267	(1,664,533)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	95,537	156,742
Net proceeds from the issuance of preferred stock(1)	—	111,378
Offering costs paid	(253)	(712)
Repurchase of common stock	(3,056)	(782)
Dividends paid	(65,026)	(54,312)
Contributions from non-controlling interests	9,848	27,650
Distributions to non-controlling interests	(11,301)	(23,063)
Proceeds from issuance of Other secured borrowings	57,863	97,642
Principal payments on Other secured borrowings	(67,325)	(61,408)
Borrowings under repurchase agreements	4,138,940	9,047,746
Repayments of repurchase agreements	(5,059,445)	(7,862,227)
Proceeds from issuance of Other secured borrowings, at fair value	427,959	250,666
Repayment of Other secured borrowings, at fair value	(112,253)	(62,608)
Due from brokers, net	49	(13,676)
Due to brokers, net	1,035	(355)
Net cash provided by (used in) financing activities	(587,428)	1,612,681
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	39,345	27,396
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	72,477	45,081
Cash, Cash Equivalents, and Restricted Cash, End of Period	$111,822	$72,477

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended
	December 31, 2020	December 31, 2019
(In thousands)	Expressed in U.S. Dollars
Supplemental disclosure of cash flow information:
Interest paid	$65,751	$78,754
Income tax paid	543	189
Dividends payable	5,738	6,978
Shares issued in connection with incentive fee payment (non-cash)	12	—
Share-based long term incentive plan unit awards (non-cash)	722	475
Contributions from non-controlling interests (non-cash)	2,340	—
Distributions to non-controlling interests (non-cash)	(2,340)	—
Transfers from mortgage loans to real estate owned (non-cash)	3,384	22,577
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	10,833	—
Purchase of investments (non-cash)	—	(2,975)
Contributions to investments in non-consolidated entities (non-cash)	(17,023)	—
Distributions from investments in unconsolidated entities (non-cash)	—	2,975
Purchase of loans (non-cash)	(6,670)	—
Principal payments on Other secured borrowings, at fair value (non-cash)	(193,575)	(119,683)
Proceeds received from Other secured borrowings, at fair value (non-cash)	28,818	227,428
Principal payments on Other secured borrowings (non-cash)	(96,480)	—
Proceeds from issuance of Other secured borrowings (non-cash)	6,670	—
Proceeds from principal payments of investments (non-cash)	193,575	119,683
Proceeds from the disposition of loans (non-cash)	113,791	—
Repayments of repurchase agreements (non-cash)	(27,864)	(226,945)
Repayment of senior notes (non-cash)	—	(86,000)
Issuance of senior notes (non-cash)	—	86,000
(1)Net of underwriters' discounts.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Ellington Financial Operating Partnership LLC (the "Operating Partnership"), a 98.7% owned consolidated subsidiary of Ellington Financial Inc., was formed as a Delaware limited liability company on December 14, 2012 and commenced operations on January 1, 2013. All of Ellington Financial Inc.'s operations and business activities are conducted through the Operating Partnership. Ellington Financial Inc., the Operating Partnership, and their consolidated subsidiaries are hereafter collectively referred to as the "Company." All intercompany accounts are eliminated in consolidation.
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
COVID-19 Impact
During the first quarter of 2020, there was a worldwide outbreak of a novel coronavirus disease, or "COVID-19." The outbreak was declared a pandemic by the World Health Organization and numerous countries, including the United States, have responded by instituting quarantines or lockdowns, imposing restrictions on travel, restrictions on the ability of individuals to assemble in groups, and restrictions on the ability of certain businesses to operate, all of which have resulted in significant disruptions in the U.S. and global economies. In mid-March 2020, adverse economic conditions related to the COVID-19 pandemic began to impact the Company's financial position and results of operations. The COVID-19 pandemic has contributed to volatility, dislocations in the financial markets, and illiquidity. As a result, during the first quarter of 2020 the Company received margin calls under its repurchase agreements that were higher than typical historical levels. During the remainder of 2020, prices for most credit assets, which are assets for which the principal and interest payments are not guaranteed by a U.S. government agency or a U.S. government-sponsored entity, stabilized, and market volatility subsided, and as a result our margin calls reverted to more typical levels. We satisfied all margin calls during the year ended December 31, 2020.
Actions by the U.S. Federal Reserve starting in the second half of March 2020 helped stabilize the market for certain assets, including RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," and investment-grade corporate bonds, while other sectors, including non-investment-grade CMBS and CLOs, noticeably lagged. In light of the heightened levels of market volatility and systemic liquidity risk experienced during the first quarter of 2020, the Company proactively reduced the size of its Agency RMBS portfolio, thereby bolstering its liquidity and lowering its leverage, and it maintained a smaller Agency RMBS portfolio through the rest of 2020. Beginning in the second quarter, the Company resumed making new credit and Agency RMBS investments, but continued to maintain a higher cash balance and lower debt-to-equity ratio than prior to the outbreak of COVID-19.
The Company's management team implemented business continuity plans, and the Company, the Manager, and Ellington continue to be fully operational in a largely work-from-home environment.
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," and Regulation S-X. The consolidated financial statements include the accounts of the Company, the Operating Partnership, its subsidiaries, and variable interest entities, or "VIEs," for which the Company is deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material (particularly in light of the significant volatility, lack of pricing transparency, and market dislocations that have been caused by the COVID-19 pandemic, and associated responses to the pandemic). In management's opinion, all material adjustments considered necessary for a fair statement of the Company's consolidated financial statements have been included and are only of a normal recurring nature.
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
•Forward settling to-be-announced mortgage-backed-securities, or "TBAs," are no longer classified as investments. TBAs will be classified as financial derivatives, with the difference between the forward contract price and the market value of the TBA position as of the reporting date included in Unrealized gains (losses) on financial derivatives, net, on the Consolidated Statement of Operations; and
•The Company is required to account for certain of its equity investments under ASC 323-10, Investments—Equity Method and Joint Ventures ("ASC 323-10"). The Company has elected the FVO for such equity investments and changes in fair value will be reported in Earnings (losses) from investments in unconsolidated entities, on the Consolidated Statement of Operations.

The discontinuation of the Company's application of ASC 946 prospectively changed the presentation of the Company's consolidated financial statements. The most significant changes were:
•The Consolidated Statement of Assets, Liabilities, and Equity has been changed to a Consolidated Balance Sheet;
•The Consolidated Condensed Schedule of Investments has been removed;
•The Consolidated Statement of Operations is no longer presented in the format required under ASC 946. The Company will present the Consolidated Statement of Operations as required under U.S. GAAP for operating companies. A Consolidated Statement of Other Comprehensive Income (Loss) will be presented, if and when applicable;
•The Consolidated Statement of Cash Flows has been changed, and now includes a section for investing activities;
•Certain footnotes have been changed to reflect conformity with applicable U.S. GAAP for operating companies;
•The Company re-evaluated its interests in all entities to determine whether they are variable interests, and re-evaluated its investments, including it investments in partially owned entities, to determine if they are VIEs, as required under ASC 810, Consolidation ("ASC 810"). The Company also re-evaluated consolidation considerations for all of its investments in VIEs and partially owned entities, as required under ASC 810. Applicable disclosures related to VIEs have been included in these notes to consolidated financial statements;
•Securities/loans sold under agreements to be repurchased at an agreed-upon price and date, which were formerly referred to as "reverse repurchase agreements," are now referred to as "repurchase agreements";
•Securities/loans purchased under agreements to resell at an agreed-upon price and date, which were formerly referred to as "repurchase agreements," are now referred to as "reverse repurchase agreements"; and
•The financial highlights disclosures, which are not required under U.S. GAAP for operating companies, have been removed.
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
The Company has securitized certain mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans." The Company's securitized non-QM loans are held as part of a collateralized financing entity, or "CFE." A CFE is a VIE that holds financial assets, issues beneficial interests in those assets, and has no more than nominal equity, and for which the issued beneficial interests have contractual recourse only to the related assets of the CFE. ASC 810 allows the Company to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. The Company has elected the FVO for initial and subsequent recognition of the debt issued by its consolidated securitization trusts and has determined that each consolidated securitization trust meets the definition of a CFE; see Note 10 "Securitization Transactions—Residential Mortgage Loan Securitizations" for further discussion on the Company's securitization trusts. The Company has determined the inputs to the fair value measurement of the financial liabilities of each of its CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of each of the CFEs to measure the fair value of the financial assets of each of the CFEs. The fair value of the debt issued by each CFE is typically valued using both external pricing data, which includes third-party valuations, and internal pricing models. The securitized non-QM loans, which are assets of the CFEs, are included in Loans, at fair value, on the Company's Consolidated Balance Sheet. The debt issued by the CFEs is included in Other secured borrowings, at fair value, on the Company's Consolidated Balance Sheet. Unrealized gains (losses) from changes in fair value of Other secured borrowings, at fair value, are included in Other, net, on the Company's Consolidated Statement of Operations. The securitized non-QM loans and the debt issued by the Company's CFEs are both classified as Level 3.
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
The Company's valuation process, including the application of validation criteria, is directed by the Manager's Valuation Committee (the "Valuation Committee"), and overseen by the Company's audit committee. The Valuation Committee includes senior level executives from various departments within the Manager, and each quarter, the Valuation Committee reviews and approves the valuations of the Company's financial instruments. The valuation process also includes a monthly review by the Company's third-party administrator. The goal of this review is to replicate various aspects of the Company's valuation process based on the Company's documented procedures.
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
(F) Investments in unconsolidated entities: The Company has made and may in the future make non-controlling equity investments in various entities, such as loan originators. Such investments are generally in the form of preferred and/or common equity, or membership interests. In certain cases, the Company can exercise significant influence over the entity (e.g. by having representation on the entity's board of directors) but the requirements for consolidation under ASC 810 are not met; in such cases the Company is required to account for such equity investments under ASC 323-10. The Company has chosen to elect the FVO pursuant to ASC 825 for its investments in unconsolidated entities, which, in management's view, more appropriately reflects the results of operations for a particular reporting period, as all investment activities will be recorded in a similar manner. The period change in fair value of the Company's investments in unconsolidated entities is recorded on the Consolidated Statement of Operations in Earnings (losses) from investments in unconsolidated entities.
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
(I) Financial Derivatives: The Company enters into various types of financial derivatives subject to its investment guidelines, which include restrictions associated with maintaining qualification as a REIT. The Company's financial derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the "Dodd-Frank Act." The Company may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the value of derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant acts as an intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Cash collateral received by the Company is included in Due to brokers, on the Consolidated Balance Sheet. Conversely, cash collateral posted by the Company is included in Due from brokers, on the Consolidated Balance Sheet. The types of derivatives primarily utilized by the Company are swaps, TBAs, futures, options, and forwards.
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
(O) Offering Costs/Underwriters' Discount: Offering costs and underwriters' discount are generally charged against stockholders' equity upon the completion of a capital raise. Offering costs typically include legal, accounting, and other fees associated with the cost of raising capital.
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
(AA) Recent Accounting Pronouncements: In August 2018, the Financial Accounting Standards Board, or "FASB," issued ASU 2018-13, Fair Value Measurement—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). This amends ASC 820 to remove or modify various current disclosure requirements related to fair value measurement. Additionally, ASU 2018-13 requires certain additional disclosures around fair value measurement. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those years, with early adoption permitted. Entities are permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The adoption of ASU 2018-13 did not have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, which introduced a new model related to the accounting for credit losses on financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. ASU 2016-13 amends the guidance which required an OTTI charge only when fair value is below the amortized cost of an asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists; as a result, there is no longer an other-than-temporary impairment model. In addition, credit losses on available-for-sale debt securities will now be limited to the difference between the security's amortized cost basis and its fair value. This new debt security model will also require the use of an allowance to record estimated credit losses. While generally not applicable for financial assets for which the fair value option has been elected, the Company has applied the principles of ASU 2016-13 as described above. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional guidance for a limited period meant to ease the potential burden in accounting for, or recognizing the effects of, reform to LIBOR and certain other reference rates. The standard is effective for all entities beginning on March 12, 2020 and may be elected over time. However, ASU 2020-04 is only applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, and that were entered into or evaluated prior to January 1, 2023. The Company is currently evaluating the impact that the adoption of ASU 2020-04 would have on its consolidated financial statements.
3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of December 31, 2020 and 2019:
December 31, 2020:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$947,780	$11,663	$959,443
Non-Agency RMBS	—	76,276	127,838	204,114
CMBS	—	54,505	63,148	117,653
CLOs	—	70,171	111,100	181,271
Asset-backed securities, backed by consumer loans	—	—	44,925	44,925
Corporate debt securities	—	1,107	4,082	5,189
Corporate equity securities	—	—	1,590	1,590
Loans, at fair value:
Residential mortgage loans	—	—	1,187,069	1,187,069
Commercial mortgage loans	—	—	213,031	213,031
Consumer loans	—	—	47,525	47,525
Corporate loans	—	—	5,855	5,855
Investment in unconsolidated entities, at fair value	—	—	141,620	141,620
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	347	347
Credit default swaps on asset-backed indices	—	2,184	—	2,184
Credit default swaps on corporate bond indices	—	3,420	—	3,420
Interest rate swaps	—	8,519	—	8,519
TBAs	—	962	—	962
Total return swaps	—	—	9	9
Warrants	—	36	—	36
Futures	2	—	—	2
Total assets	$2	$1,164,960	$1,959,802	$3,124,764

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(38,424)	$—	$(38,424)
Corporate debt securities	—	(218)	—	(218)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(130)	—	(130)
Credit default swaps on corporate bonds	—	(747)	—	(747)
Credit default swaps on corporate bond indices	—	(6,438)	—	(6,438)
Interest rate swaps	—	(15,174)	—	(15,174)
TBAs	—	(925)	—	(925)
Futures	(376)	—	—	(376)
Forwards	—	(279)	—	(279)
Total return swaps	—	—	(484)	(484)
Other secured borrowings, at fair value	—	—	(754,921)	(754,921)
Total liabilities	$(376)	$(62,335)	$(755,405)	$(818,116)
December 31, 2019:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$1,917,059	$19,904	$1,936,963
Non-Agency RMBS	—	76,969	89,581	166,550
CMBS	—	95,063	29,805	124,868
CLOs	—	125,464	44,979	170,443
Asset-backed securities, backed by consumer loans	—	—	48,610	48,610
Corporate debt securities	—	—	1,113	1,113
Corporate equity securities	—	—	1,394	1,394
Loans, at fair value:
Residential mortgage loans	—	—	932,203	932,203
Commercial mortgage loans	—	—	274,759	274,759
Consumer loans	—	—	186,954	186,954
Corporate loans	—	—	18,510	18,510
Investment in unconsolidated entities, at fair value	—	—	71,850	71,850
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	993	993
Credit default swaps on asset-backed indices	—	3,319	—	3,319
Credit default swaps on corporate bonds	—	2	—	2
Credit default swaps on corporate bond indices	—	5,599	—	5,599
Interest rate swaps	—	5,468	—	5,468
TBAs	—	596	—	596
Total return swaps	—	—	620	620
Futures	148	—	—	148
Forwards	—	43	—	43
Total assets	$148	$2,229,582	$1,721,275	$3,951,005

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(72,938)	$—	$(72,938)
Corporate debt securities	—	(471)	—	(471)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(250)	—	(250)
Credit default swaps on corporate bonds	—	(1,693)	—	(1,693)
Credit default swaps on corporate bond indices	—	(14,524)	—	(14,524)
Interest rate swaps	—	(8,719)	—	(8,719)
TBAs	—	(1,012)	—	(1,012)
Futures	(45)	—	—	(45)
Forwards	—	(169)	—	(169)
Total return swaps	—	(773)	(436)	(1,209)
Other secured borrowings, at fair value	—	—	(594,396)	(594,396)
Total liabilities	$(45)	$(100,549)	$(594,832)	$(695,426)

The following tables identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2020 and 2019:
December 31, 2020:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$70,619	Market Quotes	Non Binding Third-Party Valuation	$9.53	$204.61	$85.70
	57,219	Discounted Cash Flows
	127,838		Yield(1)	0.7%	52.6%	7.4%
			Projected Collateral Prepayments	—%	99.1%	45.3%
			Projected Collateral Losses	0.4%	72.6%	18.4%
			Projected Collateral Recoveries	—%	79.1%	16.8%
Non-Agency CMBS	53,199	Market Quotes	Non Binding Third-Party Valuation	$4.79	$98.00	$65.20
	9,949	Discounted Cash Flows
	63,148		Yield	3.7%	26.3%	8.7%
			Projected Collateral Prepayments	—%	—%	—%
			Projected Collateral Losses	0.7%	10.7%	3.6%
			Projected Collateral Recoveries	72.4%	96.1%	90.6%
CLOs	102,910	Market Quotes	Non Binding Third-Party Valuation	$2.00	$330.00	$88.66
	8,190	Discounted Cash Flows
	111,100		Yield	3.4%	35.4%	10.5%
			Projected Collateral Prepayments	41.2%	97.7%	65.7%
			Projected Collateral Losses	1.7%	28.9%	11.2%
			Projected Collateral Recoveries	0.6%	15.2%	7.9%
Agency interest only RMBS	4,844	Market Quotes	Non Binding Third-Party Valuation	$1.91	$18.91	$8.38
	6,819	Option Adjusted Spread ("OAS")
	11,663		LIBOR OAS(2)(3)	297	2,886	914
			Projected Collateral Prepayments	8.3%	100.0%	75.9%
ABS backed by consumer loans	97	Market Quotes	Non Binding Third-Party Valuation	$96.51	$98.43	$97.33
	44,828	Discounted Cash Flows
	44,925		Yield	12.6%	27.5%	15.6%
			Projected Collateral Prepayments	0.0%	11.6%	7.7%
			Projected Collateral Losses	1.0%	21.1%	17.1%
Corporate debt and equity	5,672	Discounted Cash Flows	Yield	8.1%	10.8%	9.7%
Performing and re-performing residential mortgage loans	338,265	Discounted Cash Flows	Yield	2.5%	28.5%	5.4%
	15,659	Recent Transactions	Transaction Price	$60.00	$103.88	$103.44
	353,924

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Securitized residential mortgage loans(4)(5)	$783,162	Market Quotes	Non Binding Third-Party Valuation	$5.34	$105.61	$100.22
	18,182	Discounted Cash Flows
	801,343		Yield	—%	38.7%	4.4%
Non-performing residential mortgage loans	31,802	Discounted Cash Flows	Yield	1.2%	41.0%	12.1%
			Recovery Amount	0.9%	1713.0%	30.6%
			Months to Resolution	0.0	106.6	30.0
Performing commercial mortgage loans	181,545	Discounted Cash Flows	Yield	3.7%	9.7%	8.1%
Non-performing commercial mortgage loans	31,486	Discounted Cash Flows	Yield	8.6%	14.6%	10.8%
			Recovery Amount	100.0%	102.4%	100.8%
			Months to Resolution	1.8	5.8	3.7
Consumer loans	47,525	Discounted Cash Flows	Yield	7.8%	28.1%	11.2%
			Projected Collateral Prepayments	0.0%	36.0%	17.3%
			Projected Collateral Losses	0.9%	86.6%	9.4%
Corporate loans	5,855	Market Quotes	Non Binding Third-Party Valuation	$100.00	$100.00	$100.00
			Yield	21.1%	21.1%	21.1%
Investment in unconsolidated entities	141,620	Enterprise Value	Equity Price-to-Book(6)	1.0x	6.2x	1.4x
Total return swaps—asset	9	Discounted Cash Flows	Yield	22.0%	22.0%	22.0%
Credit default swaps on asset-backed securities	347	Net Discounted Cash Flows	Projected Collateral Prepayments	32.7%	39.7%	38.1%
			Projected Collateral Losses	6.6%	10.8%	8.9%
			Projected Collateral Recoveries	13.9%	18.1%	15.6%
Total return swaps—liability	(484)	Discounted Cash Flows	Yield	16.8%	16.8%	16.8%
Other secured borrowings, at fair value(4)	(754,921)	Market Quotes	Non Binding Third-Party Valuation	$85.37	$105.61	$102.04
			Yield	1.6%	3.0%	2.6%
			Projected Collateral Prepayments	—%	75.3%	48.7%
(1)For the range minimum, the range maximum, and the weighted average yield, excludes non-Agency RMBS with a negative yield, with a total fair value of $0.3 million. Including these securities the weighted average yield was 7.3%.
(2)Shown in basis points.
(3)For range minimum, range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $4.5 million. Including these securities the weighted average was 396 basis points.
(4)Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(5)Includes $26.4 million of non-performing securitized residential mortgage loans.
(6)Represents an estimation of where market participants might value an enterprise on a price-to-book basis.

December 31, 2019(1):

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$38,754	Market Quotes	Non Binding Third-Party Valuation	$6.68	$144.79	$86.21
	50,827	Discounted Cash Flows
	89,581		Yield(2)	0.5%	65.1%	8.1%
			Projected Collateral Prepayments	0.8%	76.5%	53.1%
			Projected Collateral Losses	0.1%	48.9%	17.7%
			Projected Collateral Recoveries	—%	32.4%	6.5%
Non-Agency CMBS	29,630	Market Quotes	Non Binding Third-Party Valuation	$5.08	$80.72	$64.73
	175	Discounted Cash Flows
	29,805		Yield	3.7%	15.7%	7.6%
			Projected Collateral Prepayments	—%	100.0%	0.6%
			Projected Collateral Losses	—%	3.0%	0.2%
			Projected Collateral Recoveries	—%	10.6%	2.0%
CLOs	38,220	Market Quotes	Non Binding Third-Party Valuation	$40.00	$96.00	$73.98
	6,759	Discounted Cash Flows
	44,979		Yield	3.2%	41.9%	14.0%
			Projected Collateral Prepayments	48.5%	88.3%	83.2%
			Projected Collateral Losses	4.7%	36.4%	8.8%
			Projected Collateral Recoveries	3.7%	15.1%	5.7%
Agency interest only RMBS	3,753	Market Quotes	Non Binding Third-Party Valuation	$1.36	$16.61	$5.11
	16,151	Option Adjusted Spread ("OAS")
	19,904		LIBOR OAS(3)(4)	93	3,527	583
			Projected Collateral Prepayments	12.3%	100.0%	70.5%
ABS backed by consumer loans	139	Market Quotes	Non Binding Third-Party Valuation	$95.47	$96.78	$96.12
	48,471	Discounted Cash Flows
	48,610		Yield	3.8%	34.2%	12.7%
			Projected Collateral Prepayments	0.0%	11.2%	9.7%
			Projected Collateral Losses	0.6%	18.0%	15.4%
Corporate debt and equity	2,507	Discounted Cash Flows	Yield	7.2%	10.0%	8.8%
Performing and re-performing residential mortgage loans	289,672	Discounted Cash Flows	Yield	0.4%	19.5%	6.3%
Securitized residential mortgage loans(5)(6)	621,762	Market Quotes	Non Binding Third-Party Valuation	$2.56	$100.45	$98.23
	6,653	Discounted Cash Flows
	628,415		Yield	3.2%	4.3%	3.6%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(Continued)	(In thousands)
Non-performing residential mortgage loans	$14,116	Discounted Cash Flows	Yield	1.0%	26.6%	9.2%
			Recovery Amount	28.0%	464.3%	94.3%
			Months to Resolution	1.1	165.4	56.3
Performing commercial mortgage loans	248,214	Discounted Cash Flows	Yield	7.7%	16.6%	8.8%
Non-performing commercial mortgage loans	26,545	Discounted Cash Flows	Yield	9.8%	14.7%	12.4%
			Recovery Amount	100.0%	100.0%	100.0%
			Months to Resolution	1.1	23.0	11.4
Consumer loans	186,954	Discounted Cash Flows	Yield	6.7%	19.6%	9.4%
			Projected Collateral Prepayments	0.0%	44.2%	16.0%
			Projected Collateral Losses	3.7%	84.5%	8.6%
Corporate loans	6,010	Market Quotes	Non Binding Third-Party Valuation	$100.00	$100.00	$100.00
	12,500	Discounted Cash Flows
	18,510		Yield	15.0%	21.0%	17.8%
Investment in unconsolidated entities	71,850	Enterprise Value	Equity Price-to-Book(7)	1.0x	4.7x	1.4x
Total return swaps—asset	620	Discounted Cash Flows	Yield	8.5%	27.7%	11.5%
Credit default swaps on asset-backed securities	993	Net Discounted Cash Flows	Projected Collateral Prepayments	35.4%	42.0%	37.3%
			Projected Collateral Losses	4.2%	12.4%	10.2%
			Projected Collateral Recoveries	10.0%	18.2%	15.3%
Total return swaps—liability	(436)	Discounted Cash Flows	Yield	27.7%	27.7%	27.7%
Other secured borrowings, at fair value(5)	(594,396)	Market Quotes	Non Binding Third-Party Valuation	97.77	100.45	100.61
			Yield	2.9%	4.0%	3.3%
			Projected Collateral Prepayments	—%	96.6%	57.2%
(1)Conformed to current period presentation.
(2)For the range minimum, the range maximum, and the weighted average yield, excludes non-Agency RMBS with a negative yield, with a total fair value of $0.6 million. Including these securities the weighted average yield was 8.0%.
(3)Shown in basis points.
(4)For range minimum, range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $0.3 million. Including these securities the weighted average was 576 basis points.
(5)Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(6)Includes $1.5 million of non-performing securitized residential mortgage loans.
(7)Represent an estimation of where market participants might value an enterprise on a price-to-book basis.
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
The tables below includes a roll-forward of the Company's financial instruments for the years ended December 31, 2020 and 2019 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Year Ended December 31, 2020

(In thousands)	Beginning Balance as of December 31, 2019	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2020
Assets:
Securities, at fair value:
Agency RMBS	$19,904	$(7,903)	$722	$3,175	$8,307	$(5,046)	$1,083	$(8,579)	$11,663
Non-Agency RMBS	89,581	1,557	1,009	(1,283)	64,362	(40,841)	17,425	(3,972)	127,838
CMBS	29,805	813	62	(2,477)	52,915	(38,553)	20,583	—	63,148
CLOs	44,979	2,185	(8,862)	(13,132)	48,120	(6,747)	53,052	(8,495)	111,100
Asset-backed securities backed by consumer loans	48,610	(4,986)	(138)	(1,245)	30,899	(28,215)	—	—	44,925
Corporate debt securities	1,113	—	914	1,068	5,668	(4,681)	—	—	4,082
Corporate equity securities	1,394	—	7	(165)	366	(12)	—	—	1,590
Loans, at fair value:
Residential mortgage loans	932,203	(6,445)	(165)	11,593	594,397	(344,514)	—	—	1,187,069
Commercial mortgage loans	274,759	128	135	(166)	121,844	(183,669)	—	—	213,031
Consumer loans	186,954	(24,586)	(4,843)	(2,891)	141,245	(248,354)	—	—	47,525
Corporate loan	18,510	—	—	—	1,445	(14,100)	—	—	5,855
Investments in unconsolidated entities, at fair value	71,850	—	424	37,509	61,589	(29,752)	—	—	141,620
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	993	—	(5,451)	5,402	24	(621)	—	—	347
Total return swaps	620	—	288	(611)	126	(414)	—	—	9
Total assets, at fair value	$1,721,275	$(39,237)	$(15,898)	$36,777	$1,131,307	$(945,519)	$92,143	$(21,046)	$1,959,802
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$(436)	$—	$(551)	$(48)	$592	$(41)	$—	$—	$(484)
Other secured borrowings, at fair value	(594,396)	—	—	(9,576)	305,828	(456,777)	—	—	(754,921)
Total liabilities, at fair value	$(594,832)	$—	$(551)	$(9,624)	$306,420	$(456,818)	$—	$—	$(755,405)

(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2020, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2020. For Level 3 financial instruments held by the Company at December 31, 2020, change in net unrealized gain (loss) of $(33.3) million, $8.6 million, $37.1 million, $0.5 million, $(0.5) million, and $(9.6) million, for the year ended December 31, 2020 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, and other secured borrowings, at fair value, respectively.
At December 31, 2020, the Company transferred $21.0 million of assets from Level 3 to Level 2 and $92.1 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
Year Ended December 31, 2019

(In thousands)	Beginning Balance as of January 1, 2019	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2019
Assets:
Securities, at fair value:
Agency RMBS	$7,293	$(3,464)	$(1,787)	$808	$13,818	$(1,306)	$5,370	$(828)	$19,904
Non-Agency RMBS	91,291	270	5,636	(3,654)	21,512	(33,664)	15,354	(7,164)	89,581
CMBS	803	16	180	(246)	31,464	(5,271)	2,859	—	29,805
CLOs	14,915	(268)	(3,190)	2,329	25,531	(5,112)	11,984	(1,210)	44,979
Asset-backed securities backed by consumer loans	22,800	(2,520)	(891)	873	42,137	(13,789)	—	—	48,610
Corporate debt securities	6,318	22	(1,341)	188	11,024	(15,098)	—	—	1,113
Corporate equity securities	1,534	—	(1,807)	205	1,462	—	—	—	1,394
Loans, at fair value:
Residential mortgage loans	496,830	(6,081)	1,466	8,800	661,813	(230,625)	—	—	932,203
Commercial mortgage loans	195,301	(282)	2,412	(2,083)	175,689	(96,278)	—	—	274,759
Consumer loans	183,961	(28,521)	(6,291)	3,000	183,994	(149,189)	—	—	186,954
Corporate loan	—	36	—	(36)	18,510	—	—	—	18,510
Investment in unconsolidated entities, at fair value	72,298	—	1,545	8,664	42,173	(52,830)	—	—	71,850
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	1,472	—	528	(479)	33	(561)	—	—	993
Total return swaps	—	—	160	620	—	(160)	—	—	620
Total assets, at fair value	$1,094,816	$(40,792)	$(3,380)	$18,989	$1,229,160	$(603,883)	$35,567	$(9,202)	$1,721,275
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$—	$—	$(15)	$(436)	$15	$—	$—	$—	$(436)
Other secured borrowings, at fair value	(297,948)	—	—	(502)	182,291	(478,237)	—	—	(594,396)
Total liabilities, at fair value	$(297,948)	$—	$(15)	$(938)	$182,306	$(478,237)	$—	$—	$(594,832)
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
The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	As of
	December 31, 2020		December 31, 2019
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$111,647	$111,647	$72,302	$72,302
Restricted cash	175	175	175	175
Due from brokers	63,147	63,147	79,829	79,829
Reverse repurchase agreements	38,640	38,640	73,639	73,639
Liabilities:
Repurchase agreements	1,496,931	1,496,931	2,445,300	2,445,300
Other secured borrowings	51,062	51,062	150,334	150,334
Senior notes, net	86,000	85,561	88,365	85,298
Due to brokers	5,059	5,059	2,197	2,197
Cash and cash equivalents generally includes cash held in interest bearing overnight accounts, for which fair value equals the carrying value, and investments which are liquid in nature, such as investments in money market accounts or U.S. Treasury Bills, for which fair value equals the carrying value; such assets are considered Level 1. Restricted cash includes cash held in a segregated account for which fair value equals the carrying value; such assets are considered Level 1. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; fair value of these items is approximated by carrying value and such items are considered Level 1. The Company's reverse repurchase agreements, repurchase agreements, and other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements, repurchase agreements, and other secured borrowings are classified as Level 2 based on the adequacy of the collateral and their short term nature. Senior notes, net are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments. As of December 31, 2020 and 2019, the estimated fair value of the Company's Senior notes was based on a third-party valuation.

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of December 31, 2020 and 2019.
December 31, 2020:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$67,875	$2,543	$70,418	$1,832	$(36)	$72,214	3.30%	1.83%	3.24
20-year fixed-rate mortgages	50,131	3,097	53,228	182	—	53,410	2.57%	1.08%	4.46
30-year fixed-rate mortgages	626,021	30,738	656,759	25,765	(444)	682,080	3.99%	2.35%	4.17
Adjustable rate mortgages	6,171	159	6,330	124	—	6,454	3.66%	2.27%	3.42
Reverse mortgages	89,383	5,152	94,535	3,123	(29)	97,629	3.97%	2.37%	4.60
Interest only securities	n/a	n/a	43,406	5,808	(1,558)	47,656	3.36%	10.01%	4.85
Non-Agency RMBS	321,842	(131,083)	190,759	15,880	(5,549)	201,090	3.15%	6.40%	5.46
CMBS	188,085	(61,763)	126,322	1,655	(16,910)	111,067	2.71%	7.47%	8.09
Non-Agency interest only securities	n/a	n/a	8,123	1,792	(305)	9,610	1.17%	18.85%	3.49
CLOs	n/a	n/a	208,907	2,563	(30,199)	181,271	3.67%	8.50%	3.50
ABS backed by consumer loans	69,646	(24,936)	44,710	221	(6)	44,925	11.95%	18.57%	1.11
Corporate debt	27,083	(23,187)	3,896	1,296	(3)	5,189	2.13%	6.75%	3.10
Corporate equity	n/a	n/a	1,604	376	(390)	1,590	n/a	n/a	n/a
Total Long	1,446,237	(199,280)	1,508,997	60,617	(55,429)	1,514,185	3.84%	4.88%	4.45
Short:
Corporate debt	(200)	(1)	(201)	—	(17)	(218)	5.09%	4.67%	6.42
European sovereign bonds	(37,804)	3,163	(34,641)	—	(3,783)	(38,424)	0.23%	0.06%	3.11
Total Short	(38,004)	3,162	(34,842)	—	(3,800)	(38,642)	0.26%	0.09%	3.13
Total	$1,408,233	$(196,118)	$1,474,155	$60,617	$(59,229)	$1,475,543	3.92%	4.77%	4.49
(1)Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the coupon rates or loan rates on the underlying collateral.
(2)Expected average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

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
(2)Expected average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

The following tables detail weighted average life of the Company's Agency RMBS as of December 31, 2020 and 2019.
December 31, 2020:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$139,059	$135,844	4.15%	$8,143	$7,314	3.99%
Greater than three years and less than seven years	770,173	742,946	3.79%	32,669	29,362	3.74%
Greater than seven years and less than eleven years	2,555	2,480	3.01%	5,165	5,063	1.04%
Greater than eleven years	—	—	—%	1,679	1,667	0.83%
Total	$911,787	$881,270	3.84%	$47,656	$43,406	3.36%
(1)Expected average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
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
(1)Expected average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
(2)Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of December 31, 2020 and 2019.
December 31, 2020:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$58,350	$54,339	3.39%	$5,163	$3,754	0.92%	$89,235	$90,869	7.73%
Greater than three years and less than seven years	114,815	109,161	3.45%	4,447	4,369	1.37%	139,830	163,670	3.69%
Greater than seven years and less than eleven years	109,519	123,782	2.74%	—	—	—%	2,320	2,974	1.14%
Greater than eleven years	29,473	29,799	1.46%	—	—	—%	—	—	—%
Total	$312,157	$317,081	2.98%	$9,610	$8,123	1.17%	$231,385	$257,513	5.09%
(1)Expected average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
(2)Other Securities includes asset-backed securities, backed by consumer loans and corporate debt.
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
(1)Expected average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
(2)Other Securities includes asset-backed securities, backed by consumer loans, corporate debt, and U.S. Treasury securities.
(3)Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.
The following tables detail the components of interest income by security type for the years ended December 31, 2020 and 2019:

	Year Ended
(In thousands)	December 31, 2020			December 31, 2019
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$59,987	$(31,975)	$28,012	$62,103	$(24,731)	$37,372
Non-Agency RMBS and CMBS	15,257	5,775	21,032	13,855	2,782	16,637
CLOs	14,103	3,529	17,632	15,857	(1,599)	14,258
Other securities(1)	11,545	(4,986)	6,559	7,157	(2,468)	4,689
Total	$100,892	$(27,657)	$73,235	$98,972	$(26,016)	$72,956
(1)Other securities includes ABS backed by consumer loans, corporate debt securities, and U.S. Treasury securities.
For the years ended December 31, 2020 and 2019, the Catch-Up Premium Amortization Adjustment was $(4.5) million and $(4.7) million, respectively.
The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the years ended December 31, 2020 and 2019.

	Year Ended
(In thousands)	December 31, 2020				December 31, 2019(1)
Security Type	Proceeds(2)	Gross Realized Gains	Gross Realized Losses(3)	Net Realized Gain (Loss)	Proceeds(2)	Gross Realized Gains	Gross Realized Losses(3)	Net Realized Gain (Loss)
Agency RMBS	$1,439,413	$16,260	$(3,481)	$12,779	$1,010,251	$9,006	$(2,254)	$6,752
Non-Agency RMBS and CMBS	145,323	13,692	(4,187)	9,505	184,725	12,552	(4,869)	7,683
CLOs	46,632	1,122	(4,251)	(3,129)	62,063	1,286	(816)	470
Other securities(4)	188,152	1,662	(9)	1,653	636,886	1,113	2	1,115
Total	$1,819,520	$32,736	$(11,928)	$20,808	$1,893,925	$23,957	$(7,937)	$16,020
(1)Conformed to current period presentation.
(2)Includes proceeds on sales of securities not yet settled as of period end.
(3)Excludes realized losses of $(17.7) million and $(28.7) million, for the years ended December 31, 2020 and 2019, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(4)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

The following table presents the fair value and gross unrealized losses of our long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost bases, by length of time that such securities have been in an unrealized loss position at December 31, 2020.
December 31, 2020:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$126,926	$(981)	$832	$(44)	$127,758	$(1,025)
Non-Agency RMBS and CMBS	20,474	(2,616)	2,599	(348)	23,073	(2,964)
CLOs	5,279	(753)	1,196	(1,131)	6,475	(1,884)
Other securities(1)	1,107	(8)	—	—	1,107	(8)
Total	$153,786	$(4,358)	$4,627	$(1,523)	$158,413	$(5,881)
(1)Other securities includes ABS backed by consumer loans and corporate debt and equity securities.
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
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of December 31, 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $24.9 million related to adverse changes in estimated future cash flows on its securities, primarily due to the economic impact of the COVID-19 pandemic. Certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such securities; as of December 31, 2020, the estimated credit losses on such securities was $2.6 million. As of December 31, 2020, the Company determined for certain securities that a portion of such securities cost basis is not collectible; for the year ended December 31, 2020, the Company recognized realized losses on these securities of $(17.7) million, which are reflected in Net realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
For the year ended December 31, 2019, the Company recognized an impairment charge of $28.7 million on the cost basis of its securities, which is included in Realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.

5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, and corporate loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of December 31, 2020 and 2019:

	As of
(In thousands)	December 31, 2020		December 31, 2019
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$1,150,303	$1,187,069	$911,705	$932,203
Commercial mortgage loans	212,716	213,031	277,870	274,759
Consumer loans	48,180	47,525	179,743	186,954
Corporate loans	5,855	5,855	18,415	18,510
Total	$1,417,054	$1,453,480	$1,387,733	$1,412,426
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
The following table provides details, by accrual status, for loans that are 90 days or more past due as of December 31, 2020 and 2019:

	As of
	December 31, 2020		December 31, 2019
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$64,509	$60,381	$22,092	$19,401
Commercial mortgage loans	44,233	44,052	28,936	26,545
Consumer loans	1,015	930	5,633	5,225
Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of December 31, 2020 and 2019.
December 31, 2020:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$1,150,303	$14,263	$1,164,566	$27,892	$(5,389)	$1,187,069	6.19%	5.60%	1.90
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $801.3 million of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $24.8 million and $(0.1) million of gross unrealized gains and gross unrealized losses, respectively; such unrealized gains (losses) are included on the Company's Consolidated Statement of Operations in Unrealized gains (losses) on securities and loans, net. See Residential Mortgage Loan Securitizations in Note 10 for additional information.

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
(2)Includes $628.4 million of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $11.3 million and $(0.1) million of gross unrealized gains and gross unrealized losses, respectively; such unrealized gains (losses) are included on the Company's Consolidated Statement of Operations in Unrealized gains (losses) on securities and loans, net. See Residential Mortgage Loan Securitizations in Note 10 for additional information.
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of December 31, 2020 and 2019:

Property Location by U.S. State	December 31, 2020	December 31, 2019
California	43.1%	46.6%
Florida	14.8%	11.9%
Texas	10.2%	11.9%
Colorado	3.1%	3.2%
Massachusetts	2.6%	2.9%
Oregon	2.2%	2.2%
Arizona	2.0%	2.4%
Nevada	1.9%	1.6%
Illinois	1.8%	1.7%
Utah	1.7%	1.9%
New York	1.6%	1.3%
Washington	1.4%	1.6%
New Jersey	1.4%	1.1%
Georgia	1.3%	0.7%
North Carolina	1.1%	0.8%
Maryland	1.0%	1.1%
Other	8.8%	7.1%
	100.0%	100.0%
The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of December 31, 2020 and 2019.

	As of
	December 31, 2020		December 31, 2019
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$18,120	$16,741	$27,663	$25,323
Non-performing	62,009	58,169	17,757	15,580
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. At December 31, 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $2.2 million related to adverse changes in estimated future cash flows on its residential mortgage loans, primarily due to the economic impact of the COVID-19 pandemic. Certain of the Company's residential mortgage loans, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such loans; as of December 31, 2020, the estimated credit losses on such loans was $0.2 million. The Company has determined for certain of its residential mortgage loans that a portion of such loans' cost basis is not collectible; for the year ended December 31, 2020, the Company recognized realized losses on these loans of $(0.8) million, which are reflected in Net realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.

For the year ended December 31, 2019, the Company recognized an impairment charge of $0.9 million on the cost basis of its residential mortgage loans, which is included in Realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
As of December 31, 2020 and 2019, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $14.9 million and $10.9 million, respectively.
Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of December 31, 2020 and 2019:
December 31, 2020:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$212,716	$290	$213,006	$479	$(454)	$213,031	8.38%	8.28%	0.62
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $31.5 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of December 31, 2020 and 2019:

Property Location by U.S. State	December 31, 2020	December 31, 2019
Florida	23.8%	31.7%
New York	15.2%	17.7%
Connecticut	11.2%	8.2%
Missouri	7.9%	4.6%
Ohio	7.3%	—%
California	5.9%	—%
Massachusetts	6.1%	4.7%
New Jersey	5.8%	13.3%
Arizona	4.3%	3.8%
Virginia	4.2%	6.8%
Indiana	2.8%	2.1%
North Carolina	2.2%	1.8%
Nevada	1.9%	1.5%
Tennessee	—%	1.5%
Illinois	1.4%	1.2%
Other	—%	1.1%
	100.0%	100.0%

As of December 31, 2020, the Company had three non-performing commercial mortgage loans with an unpaid principal balance and fair value of $31.8 million and $31.5 million, respectively. As of December 31, 2019, the Company had three non-performing commercial mortgage loans with an unpaid principal balance and fair value of $28.9 million and $26.5 million, respectively.
As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. At December 31, 2020, the expected future credit losses, which it tracks for purposes of calculating interest income, of $0.4 million related to adverse changes in estimated future cash flows on its commercial mortgage loans. For the year ended December 31, 2019, the Company did not recognize any impairment charge on the cost basis of its commercial mortgage loans.
As of December 31, 2020 the Company had one commercial mortgage loan with a fair value of $10.5 million that was in the process of foreclosure. As of December 31, 2019, the Company had two commercial mortgage loans with a fair value of $16.0 million that were in the process of foreclosure.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of December 31, 2020 and 2019:
December 31, 2020:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$48,180	$72	$48,252	$1,160	$(1,887)	$47,525	1.04	7
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of December 31, 2020 and 2019:

Days Past Due	December 31, 2020	December 31, 2019
Current	90.4%	95.3%
30-59 Days	3.4%	2.1%
60-89 Days	3.3%	1.4%
90-119 Days	2.8%	1.2%
>120 Days	0.1%	—%
	100.0%	100.0%
During the years ended December 31, 2020 and 2019, the Company charged off $20.9 million and $19.0 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of both December 31, 2020 and 2019, the Company held charged-off consumer loans with an aggregate fair value of $0.6 million for which the Company has determined that it is probable the servicer will be able to collect principal and interest.

As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. At December 31, 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $2.9 million on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible; for the year ended December 31, 2020, the Company recognized realized losses on these loans of $3.2 million.
For the year ended December 31, 2019, the Company recognized an impairment charge of $6.3 million on the cost basis of its consumer loan pools, which is included in Realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of December 31, 2020 and 2019:
December 31, 2020:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$5,855	$5,855	20.00%	1.75
(1)See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2019:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)(2)	$18,415	$18,510	17.62%	0.87
(1)See Note 13 for further details on the Company's transactions involving a loan originator in which the Company also holds an equity investment.
(2)See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
6. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of December 31, 2020 and 2019, the Company's investments in unconsolidated entities had an aggregate fair value of $141.6 million and $71.9 million, respectively, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the years ended December 31, 2020 and 2019, the Company recognized $37.9 million and $10.2 million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Consolidated Statement of Operations, primarily related to its investment in loan originators. As of December 31, 2020 and 2019, the Company had non-controlling equity interests in three loan originators with an aggregate fair value of $79.5 million and $40.6 million, respectively. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of December 31, 2020 and 2019, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $13.6 million and $28.5 million.

The following table provides details about the Company's investments in unconsolidated entities as of December 31, 2020 and 2019:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	December 31, 2020	December 31, 2019
Longbridge Financial, LLC(1)	Preferred shares	49.7%	49.7%
LendSure Mortgage Corp.(1)(2)	Common shares	49.9%	49.9%
Elizon TCG SBC 2017-1(1)	Membership Interest	36.0%	—%
Jepson Holdings Limited(1)	Membership Interest	30.1%	30.1%
Elizon DB 2015-1 LLC(1)(3)(4)	Membership Interest	8.9%	3.5%
Elizon AFG 2018-1 LLC(1)(3)(5)	Membership Interest	—%	13.4%
Other(6)(7)	Various	7.4%–56.3%	7.7%–51.0%
(1)See Note 13 for additional details on the Company's related party transactions.
(2)Excludes investment in warrants convertible into non-voting common shares; including such warrants the Company's additional non-voting stake in the entity was 15.0% as of December 31, 2020. See Note 13 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(4)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 58.2% and 70.4% as of December 31, 2020 and 2019, respectively.
(5)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities each consolidate their segregated silos of the Joint Entity. The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 48.7% as of December 31, 2019.
(6)Includes interest in Consumer Risk Retention Vehicle, as defined in Note 10—Participation in Multi-Seller Consumer Loan Securitization. The Company has evaluated this entity and determined that it does not meet the definition of a VIE. The Company evaluated its interest in the entity under the voting interest model outlined in ASC 810, and has determined that the Company does not control this entity. As a result, the Company has not consolidated the entity. See Note 10 for additional details on the Company's securitization transactions.
(7)Includes interest in warehouse facilities; see Note 13—Participation in CLO Transactions, for additional details.
The following table provides a summary of the combined financial position of the unconsolidated entities as of December 31, 2020 and 2019, in which the Company has an investment:

	December 31, 2020	December 31, 2019
	(In thousands)
Assets
Investments in securities, loans, MSRs, and REO(1)	$424,475	$560,949
Other assets	117,746	65,580
Total assets	$542,221	$626,529
Liabilities
Borrowings	$215,792	$387,910
Other liabilities	30,801	28,134
Total liabilities	246,593	416,044
Equity	295,628	210,485
Total liabilities and equity	$542,221	$626,529
(1)Includes investments carried as the lower of cost or fair value as well as investments where the unconsolidated entity has elected the FVO.

The following table provides a summary of the combined results of operations of the unconsolidated entities as of December 31, 2020 and 2019, in which the Company has an investment:

	Year Ended December 31, 2020	Year Ended December 31, 2019
		(In thousands)
Net Interest Income
Interest income	$10,935	$30,587
Interest expense	(9,243)	(13,316)
Total net interest income	1,692	17,271
Other Income (Loss)
Realized and unrealized gains (losses) on securities, loans, MSRs, and REO, net	44,362	40,901
Other, net	44,031	31,848
Total other income (loss)	88,393	72,749
Total expenses	65,492	58,018
Net income (loss) before income tax expense	24,593	32,002
Income tax expense (benefit)	776	979
Net Income (Loss)	$23,817	$31,023
7. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020		December 31, 2019
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2019 and January 1, 2019, respectively)	15	$30,584	20	$30,778
Transfers from mortgage loans	10	3,384	8	22,577
Capital expenditures and other adjustments to cost		191		240
Adjustments to record at the lower of cost or fair value		(1,053)		(1,002)
Disposals	(12)	(9,508)	(13)	(22,009)
Ending Balance (December 31, 2020 and 2019, respectively)	13	$23,598	15	$30,584
During the year ended December 31, 2020, the Company sold twelve REO properties, realizing a net gain (loss) of approximately $15 thousand. During the year ended December 31, 2019, the Company sold thirteen REO properties, realizing a net gain (loss) of approximately $2.3 million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Consolidated Statement of Operations. As of December 31, 2020 and 2019 all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. As of December 31, 2020 and 2019, the Company had REO measured at fair value on a non-recurring basis of $22.4 million and $19.4 million, respectively.

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
The following table details the fair value of the Company's holdings of financial derivatives as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$961	$90
TBA securities sale contracts	1	506
Fixed payer interest rate swaps	125	3,914
Fixed receiver interest rate swaps	8,394	1,554
Credit default swaps on asset-backed securities	347	993
Credit default swaps on asset-backed indices	2,184	3,319
Credit default swaps on corporate bonds	—	2
Credit default swaps on corporate bond indices	3,420	5,599
Total return swaps	9	620
Futures	2	148
Forwards	—	43
Warrants	36	—
Total financial derivatives–assets, at fair value	15,479	16,788
Financial derivatives–liabilities, at fair value:
TBA securities sale contracts	$(925)	$(1,012)
Fixed payer interest rate swaps	(15,109)	(8,513)
Fixed receiver interest rate swaps	(65)	(206)
Credit default swaps on asset-backed indices	(130)	(250)
Credit default swaps on corporate bonds	(747)	(1,693)
Credit default swaps on corporate bond indices	(6,438)	(14,524)
Total return swaps	(484)	(1,209)
Futures	(376)	(45)
Forwards	(279)	(169)
Total financial derivatives–liabilities, at fair value	(24,553)	(27,621)
Total	$(9,074)	$(10,833)

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of December 31, 2020 and 2019:
December 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$17,500	$(231)	2.75%	0.24%	0.22
2022	96,533	(1,535)	1.19	0.22	1.14
2023	146,012	(4,770)	1.50	0.23	2.42
2025	66,503	(1,034)	0.73	0.21	4.75
2026	11,216	(458)	1.23	0.25	5.50
2027	9,732	60	0.49	0.24	6.48
2028	16,644	(2,169)	2.39	0.24	7.32
2029	22,744	(2,289)	1.94	0.23	8.61
2030	13,015	(369)	1.13	0.22	9.29
2035	500	15	0.78	0.09	14.81
2036	1,100	(47)	1.45	0.25	15.13
2040	500	20	0.90	0.09	19.82
2049	5,796	(2,208)	2.89	0.23	28.02
2050	500	31	0.98	0.09	29.82
Total	$408,295	$(14,984)	1.39%	0.23%	3.82
December 31, 2019:

			Weighted Average
Maturity	Notional Amount(1)	Fair Value(1)	Pay Rate(2)(3)	Receive Rate(2)	Remaining Years to Maturity(4)
	(In thousands)
2020	$68,607	$(234)	1.74%	1.93%	0.24
2021	268,929	(419)	1.73	1.95	1.64
2022	31,350	9	1.65	1.93	2.14
2023	101,012	(1,265)	2.06	1.91	3.29
2024	13,000	99	1.56	1.89	4.90
2025	12,800	(24)	n/a	n/a	5.22
2026	59,902	1,946	1.24	1.94	6.50
2028	32,942	(1,634)	2.40	1.93	8.34
2029	136,838	(2,018)	2.02	1.96	9.61
2030	685	(32)	2.38	1.90	10.90
2036	1,100	87	1.45	1.94	16.14
2049	5,796	(1,114)	2.89	2.09	29.03
Total	$732,961	$(4,599)	1.83%	1.94%	4.31
(1)Includes forward-starting interest rate swaps with a notional amount of $20.9 million and fair value of $(41) thousand.
(2)Excludes forward-starting interest rate swaps.
(3)Including forward-starting interest rate swaps the total weighted average pay rate was 1.83%.
(4)Includes forward-starting interest rate swaps, all of which start within six months of period end.

The following tables provide information about the Company's fixed receiver interest rate swaps as of December 31, 2020 and 2019:
December 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$12,950	$205	0.24%	1.75%	0.71
2022	103,974	1,413	0.22	1.07	1.48
2023	48,657	2,209	0.24	2.00	2.26
2024	86,342	4,567	0.22	1.65	3.73
2035	500	(14)	0.09	0.74	14.81
2040	500	(20)	0.09	0.84	19.82
2050	500	(31)	0.09	0.90	29.82
Total	$253,423	$8,329	0.22%	1.48%	2.48
December 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$181,950	$(49)	1.89%	1.67%	1.84
2022	53,974	441	1.91	1.85	2.17
2023	48,657	709	1.92	2.00	3.26
2024	11,342	306	2.09	2.33	4.23
2029	9,800	(59)	1.91	1.78	9.77
Total	$305,723	$1,348	1.91%	1.78%	2.47

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of December 31, 2020 and 2019:

	As of
	December 31, 2020			December 31, 2019
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$395	$5	16.99	$695	$10	23.80
Credit default swaps on corporate bonds	—	—	—	430	2	0.47
Credit default swaps on corporate bond indices	67,779	3,296	2.52	130,707	5,547	2.42
Short:
Credit default swaps on asset-backed securities	(957)	347	14.70	(2,640)	993	15.63
Credit default swaps on asset-backed indices	(12,888)	2,179	39.61	(63,515)	3,309	38.40
Credit default swaps on corporate bond indices	(2,173)	124	2.97	(1,997)	52	3.97
Liability:
Long:
Credit default swaps on asset-backed indices	479	(130)	32.36	344	(145)	29.35
Short:
Credit default swaps on asset-backed indices	(1)	—	29.00	(4,501)	(105)	40.31
Credit default swaps on corporate bonds	(8,400)	(747)	4.17	(10,800)	(1,693)	3.92
Credit default swaps on corporate bond indices	(110,624)	(6,438)	2.78	(250,088)	(14,524)	2.51
	$(66,390)	$(1,364)	10.25	$(201,365)	$(6,554)	14.88
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of December 31, 2020 and 2019:

	As of
	December 31, 2020			December 31, 2019
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Short Contracts:
U.S. Treasury futures	$(300)	$2	2.70	$—	$—	—
Liabilities:
Long Contracts:
U.S. Treasury futures	1,900	(9)	2.70	—	—	—
Short Contracts:
U.S. Treasury futures	(178,200)	(367)	2.94	(16,000)	148	2.77
Eurodollar futures	—	—	—	(14,000)	(45)	4.05
Total, net	$(176,600)	$(374)	2.94	$(30,000)	$103	3.37
Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of December 31, 2020 and 2019:

	December 31, 2020			As of December, 31, 2019
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	1,897	$36	2.40	1,515	$—	2.82
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

As of December 31, 2020 and 2019, the Company had outstanding TBA purchase and sale contracts as follows:

	December 31, 2020				December 31, 2019
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$149,990	$155,008	$155,969	$961	$40,100	$40,585	$40,675	$90
Liabilities	—	—	—	—	—	—	—	—
	149,990	155,008	155,969	961	40,100	40,585	40,675	90
Sale contracts:
Assets	(4,400)	(4,765)	(4,764)	1	(319,981)	(332,080)	(331,574)	506
Liabilities	(499,667)	(531,034)	(531,959)	(925)	(773,749)	(806,568)	(807,580)	(1,012)
	(504,067)	(535,799)	(536,723)	(924)	(1,093,730)	(1,138,648)	(1,139,154)	(506)
Total TBA securities, net	$(354,077)	$(380,791)	$(380,754)	$37	$(1,053,630)	$(1,098,063)	$(1,098,479)	$(416)
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
Gains and losses on the Company's derivative contracts for the years ended December 31, 2020 and 2019 are summarized in the tables below:
Year Ended December 31, 2020:

Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives(1)	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(2)
(In thousands)
Interest rate swaps	Interest Rate	$(2,038)	$(17,060)	$(19,098)	$219	$(6,597)	$(6,378)
Credit default swaps on asset-backed securities	Credit		(5,452)	(5,452)		5,402	5,402
Credit default swaps on asset-backed indices	Credit		6,486	6,486		2,691	2,691
Credit default swaps on corporate bond indices	Credit		1,502	1,502		(712)	(712)
Credit default swaps on corporate bonds	Credit		285	285		486	486
Total return swaps	Credit		(2,057)	(2,057)		114	114
TBAs	Interest Rate		(4,624)	(4,624)		454	454
Futures	Interest Rate		(7,447)	(7,447)		(477)	(477)
Forwards	Currency		(1,004)	(1,004)		(153)	(153)
Warrants	Equity Market/Credit		—	—		(377)	(377)
Options	Credit		(100)	(100)		—	—
Total		$(2,038)	$(29,471)	$(31,509)	$219	$831	$1,050
(1)Includes realized gain/(loss) on transactions involving foreign-currency-denominated financial derivatives in the amount of $12 thousand for the year ended December 31, 2020, which is included on the Consolidated Statement of Operations in Other, net.
(2)Includes foreign currency remeasurement on financial derivatives in the amount of $61 thousand for the year ended December 31, 2020, which is included on the Consolidated Statement of Operations in Other, net.

Year Ended December 31, 2019:

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
(1)Includes realized gain/(loss) on transactions involving foreign-currency-denominated financial derivatives in the amount of $45 thousand for the year ended December 31, 2019, which is included on the Consolidated Statement of Operations in Other, net.
(2)Includes foreign currency remeasurement on financial derivatives in the amount of $1 thousand for the year ended December 31, 2019, which is included on the Consolidated Statement of Operations in Other, net.
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2020 and 2019:

Derivative Type	Year Ended December 31, 2020	Year Ended December 31, 2019
(In thousands)
Interest rate swaps	$1,009,110	$731,941
TBAs	713,634	973,331
Credit default swaps	277,990	399,316
Total return swaps	6,975	39,434
Futures	149,538	167,708
Options	1,500	19,825
Forwards	26,413	30,930
Warrants	1,570	2,222
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of December 31, 2020 and 2019, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at December 31, 2020 and 2019 are summarized below:

Credit Derivatives	December 31, 2020	December 31, 2019
(In thousands)
Fair Value of Written Credit Derivatives, Net	$3,171	$5,414
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	—	(3,248)
Notional Value of Written Credit Derivatives (2)	68,653	132,176
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	—	(81,637)
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at December 31, 2020 and 2019, implied credit spreads on such contracts ranged between 40.0 and 274.8 basis points and 10.9 and 440.0 basis points, respectively. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(0.1) million as of both December 31, 2020 and December 31, 2019. Estimated points up front on these contracts as of December 31, 2020 ranged between 56.2 and 85.2 and as of December 31, 2019 estimated points up front on these contracts was 57.0. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at December 31, 2020 and 2019 were $(2.0) million and $(3.3) million, respectively.

9. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Consolidated Balance Sheet as of December 31, 2020 and 2019.

(In thousands)	December 31, 2020 (1)	December 31, 2019 (1)
Assets
Cash and cash equivalents	$701	$6,016
Restricted cash	175	175
Securities, at fair value	44,523	47,923
Loans, at fair value	1,435,067	1,393,916
Investments in unconsolidated entities, at fair value	6,345	5,641
Real estate owned	23,598	30,584
Investment related receivables	24,824	28,668
Other assets	2,001	6,191
Total Assets	$1,537,234	$1,519,114
Liabilities
Repurchase agreements	$275,019	$302,791
Investment related payables	—	3,275
Other secured borrowings	51,062	150,334
Other secured borrowings, at fair value	754,921	594,396
Interest payable	776	1,247
Accrued expenses and other liabilities	1,103	2,279
Total Liabilities	1,082,881	1,054,322
Total Stockholders' Equity	430,554	440,394
Non-controlling interests	23,799	24,400
Total Equity	454,353	464,794
Total Liabilities and Equity	$1,537,234	$1,519,116
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of December 31, 2020 and 2019, the fair value of the Company's investment in the notes issued by the CLO Issuers was $17.3 million and $39.7 million, respectively.
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
The debt of the Issuing Entities is included in Other secured borrowings, at fair value, on the Consolidated Balance Sheet and is shown net of the Certificates held by the Company. In November 2020, the Company exercised its Optional Redemption right with respect to Ellington Financial Mortgage Trust 2018-1. In November 2019, the Company exercised its Optional Redemption right with respect to Ellington Financial Mortgage Trust 2017-1.

The following table details the Company's outstanding consolidated residential mortgage loan securitizations:

Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor	Total Face Amount of Certificates Issued
		(In thousands)
Ellington Financial Mortgage Trust 2019-1	6/19	$226,913	$226,913	(1)
Ellington Financial Mortgage Trust 2019-2	11/19	267,255	267,255	(2)
Ellington Financial Mortgage Trust 2020-1	6/20	259,273	259,273	(3)
Ellington Financial Mortgage Trust 2020-2	11/20	219,732	219,732	(4)
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
(4)In order to comply with the Risk Retention Rules, the Sponsor purchased the two most subordinated classes of Certificates and the excess cash flow certificates, with an aggregate value as of the settlement date equal to 7.6% of the fair value of all Certificates issued. The Sponsor also purchased, for an aggregate purchase price of $1.4 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.
The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Consolidated Balance Sheet as of December 31, 2020 and 2019:

(In thousands)	December 31, 2020	December 31, 2019
Assets:
Loans, at fair value	$801,343	$628,415
Real estate owned	—	658
Investment related receivables	15,544	10,409
Liabilities:
Other secured borrowings, at fair value	754,921	594,396
Participation in Multi-Seller Consumer Loan Securitization
In November 2020, the Company participated in a securitization whereby the Company, together with another entity managed by Ellington (the "Consumer Co-Participant"), sold consumer loans with an aggregate unpaid principal balance of approximately $205.1 million to a newly formed securitization trust (the "Consumer Securitization Issuer"). Of the $205.1 million in loans sold to the Consumer Securitization Issuer, the Company's share was 56.3% while the Consumer Co-Participant's share was 43.7%. The transfer was accounted for as a sale in accordance with ASC 860-10. Pursuant to the securitization, the Consumer Securitization Issuer issued senior and subordinated notes in the principal amounts of $158.4 million and $35.2 million, respectively. Trust certificates representing beneficial ownership of the Issuer were also issued. In connection with the transaction, and through a jointly owned newly formed entity (the "Consumer Risk Retention Vehicle"), the Company and the Consumer Co-Participant acquired certain of the subordinated notes as well as the trust certificates in the Issuer. The Company and the co-participant acquired 56.3% and 43.7%, respectively, of the interests in the Consumer Risk Retention Vehicle. As of December 31, 2020, the Company's total interest in the Consumer Risk Retention Vehicle, for which the Company has elected the FVO, was 56.3% or $19.1 million, and is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
The notes and trust certificates issued by the Consumer Securitization Issuer are backed by the cash flows from the underlying consumer loans. If there are breaches of representations and warranties with respect to any underlying consumer loans, the Company could, under certain circumstances, be required to repurchase or replace such loans. Absent such breaches, the Company has no obligation to repurchase or replace any underlying consumer loans that become delinquent or otherwise default. In addition, another affiliate of Ellington acts as the administrator for the securitization and is paid a monthly fee for its services.

The Consumer Securitization Issuer is deemed to be a VIE. The Company has evaluated its interest in the Consumer Securitization Issuer under ASC 810, and while the Company retains credit risk in the securitization trust through its beneficial ownership of most of the subordinated interests of the securitization trust, which are the first to absorb credit losses on the securitized assets, neither the Company nor the Consumer Risk Retention Vehicle retains control of these assets or the power to direct the activities of the Consumer Securitization Issuer that most significantly impact the Consumer Securitization Issuer's economic performance. As a result, the Company determined that neither the Company nor the Consumer Risk Retention Vehicle is the primary beneficiary of the Consumer Securitization Issuer, and therefore the Company has not consolidated the Consumer Securitization Issuer. Additionally, the Company evaluated its interest in the Consumer Risk Retention Vehicle, which does not meet the criteria to be deemed a VIE, under the voting interest model provided by ASC 810 and determined the Company does not control the Consumer Risk Retention Vehicle. As a result, the Company has not consolidated the Consumer Risk Retention Vehicle.
11. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of December 31, 2020 and 2019, the Company's total secured borrowings were $2.3 billion and $3.2 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 24 counterparties as of December 31, 2020 as compared to 28 counterparties as of December 31, 2019.
As of December 31, 2020, remaining days to maturity on the Company's open repurchase agreements ranged from 4 days to 516 days. Interest rates on the Company's open repurchase agreements ranged from 0.20% to 5.00% as of December 31, 2020. As of December 31, 2019, remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 882 days. Interest rates on the Company's open repurchase agreements ranged from 0.15% to 5.20% as of December 31, 2019.

The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS and credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), by remaining maturity as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$265,556	0.28%	17	$511,996	2.08%	17
31-60 Days	385,141	0.25%	44	744,387	1.93%	47
61-90 Days	174,586	0.28%	70	594,738	1.96%	76
91-120 Days	—	—%	—	10,270	2.24%	93
121-150 Days	2,692	0.27%	126	—	—%	—
151-180 Days	59,857	0.32%	162	3,082	2.67%	171
181-360 Days	34,030	0.32%	252	—	—%	—
Total Agency RMBS	921,862	0.27%	57	1,864,473	1.98%	48
Credit:
30 Days or Less	37,795	2.11%	17	16,549	3.38%	25
31-60 Days	84,554	2.23%	50	104,491	3.14%	48
61-90 Days	152,426	2.11%	75	138,837	3.03%	73
91-120 Days	89,931	2.47%	106	—	—%	—
121-150 Days	66,412	4.75%	125	7,460	3.89%	123
151-180 Days	11,063	2.27%	165	31,498	3.87%	173
181-360 Days	38,640	2.90%	289	186,661	3.80%	250
> 360 Days	94,248	2.99%	447	95,331	4.52%	678
Total Credit Assets	575,069	2.69%	155	580,827	3.61%	229
Total	$1,496,931	1.20%	94	$2,445,300	2.37%	91
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of December 31, 2020 and 2019, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $1.831 billion and $2.763 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of December 31, 2020 and 2019 include investments in the amount of $1.4 million and $64.7 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition, as of December 31, 2020 the Company posted net cash collateral of $28.9 million to its counterparties. As of December 31, 2019, the Company posted net cash collateral of $31.0 million, as well as posting additional securities with a fair value of $0.2 million, to its counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. As of both December 31, 2020 and 2019, there was no single counterparty for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.
Other Secured Borrowings
In February 2018, the Company entered into agreements to finance a portfolio of unsecured loans through a recourse secured borrowing facility. The facility has a term ending in February 2021. The facility accrues interest on a floating-rate basis. As of December 31, 2020 and 2019, the Company had outstanding borrowings under this facility in the amount of $8.7 million and $16.0 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet. The effective interest rate, inclusive of related deferred financing costs, was 2.30% and 3.85% as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, the fair value of unsecured loans collateralizing this borrowing was $11.5 million and $22.3 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of December 31, 2020, the Company was in compliance with all of its covenants.

The Company has a non-recourse secured borrowing facility that is used to finance a portfolio of unsecured loans. The facility included a reinvestment period ending in February 2021 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying loans. The facility accrues interest on a floating rate basis. As of December 31, 2020 and 2019, the Company had outstanding borrowings under this facility in the amount of $7.0 million and $102.5 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet. The effective interest rate on this facility, inclusive of related deferred financing costs, was 2.25% and 4.01%, as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the fair value of unsecured loans collateralizing this borrowing was $31.8 million and $144.1 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of December 31, 2020, the Company was in compliance with all of its covenants.
In December 2019, the Company entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility. The facility includes a revolving borrowing period ending in June 2021 (or earlier following a trigger event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the revolving borrowing period, the facility amortizes, with a final termination date in June 2023. The facility accrues interest on a floating rate basis. As of December 31, 2020 and 2019, the Company had outstanding borrowings under this facility in the amount of $28.7 million and $31.8 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet.The effective interest rate on this facility, inclusive of related deferred financing costs, was 5.22% and 5.23% as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the fair value of ABS backed by consumer loans collateralizing this borrowing was $44.5 million and $47.9 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of December 31, 2020, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 10, whereby it financed portfolios of non-QM loans. As of December 31, 2020 and 2019, the fair value of the Company's outstanding liabilities associated with these securitization transactions was $754.9 million and $594.4 million, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 2.43% and 3.19% as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the fair value of non-QM loans held in the consolidated securitization trusts was $801.3 million. As of December 31, 2019, the fair value of non-QM loans and the carrying value of REO was $629.1 million.
In March 2020, the Company entered into a participation agreement with an unrelated third-party, the "Junior Participant," whereby the Company transferred to the Junior Participant an interest in a small balance commercial mortgage loan, the "Partial Loan," (together with the Company's interest, the "Whole Commercial Loan"). The Partial Loan is subordinate to the interest in the loan held by the Company. In accordance with ASC 860-10, the Partial Loan transferred to the Junior Participant does not meet the definition of a participating interest and, as a result, the Company does not recognize the transfer of the Partial Loan to the Junior Participant as a sale. The Company has recorded the Whole Commercial Loan in Loans, at fair value, on the Consolidated Balance Sheet. As of December 31, 2020, the fair value of the Whole Commercial Loan was $17.3 million. The Company's liability to the Junior Participant as of December 31, 2020 was $6.7 million and is included in Other secured borrowings on the Company's Consolidated Balance Sheet. Under the terms of the participation agreement, the Junior Participant is entitled to a portion of the cashflows of the underlying commercial mortgage loan.
Unsecured Borrowings
Senior Notes
On August 18, 2017, the Company issued $86.0 million in aggregate principal amount of unsecured senior notes (the "Old Senior Notes"). The total net proceeds to the Company from the issuance of the Old Senior Notes was approximately $84.7 million, after deducting debt issuance costs. The Old Senior Notes had an interest rate of 5.25%, subject to adjustment based on changes in the ratings, if any, of the Old Senior Notes. On February 13, 2019, in connection with the REIT Election, the Company exchanged all $86.0 million in principal amount of the Old Senior Notes for new unsecured long-term debt jointly and severally co-issued by certain of its consolidated subsidiaries and fully guaranteed by the Company (the "Senior Notes"). At any time, the Company is permitted to add others of its consolidated subsidiaries as co-issuers of the Senior Notes. The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Senior Notes mature on September 1, 2022. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. The Senior Notes are carried at amortized cost. There are a number of covenants, including several financial covenants, associated with the Senior Notes. As of both December 31, 2020 and 2019, the Company was in compliance with all of its covenants.
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
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of December 31, 2020:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
(In thousands)
Next Twelve Months	$1,402,683	$370,933	$—	$1,773,616
Year 2	94,248	236,976	86,000	417,224
Year 3	—	221,269	—	221,269
Year 4	—	—	—	—
Year 5	—	—	—	—
Total	$1,496,931	$829,178	$86,000	$2,412,109
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $778.1 million of expected principal repayments related to the Company's consolidated residential mortgage loan securitizations, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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
The following table details the tax characteristics of the Company's dividends declared on its shares of common and preferred stock for the years ended December 31, 2020 and 2019.

	Year Ended
Tax Characteristic	December 31, 2020	December 31, 2019
Ordinary income	58.2%	85.0%
Return of capital	37.9%	9.4%
Capital gains	3.9%	5.6%
	100.0%	100.0%
Certain foreign and domestic subsidiaries of the Company have elected to be treated as TRSs and therefore are taxed as corporations for U.S. federal, state, and local income tax purposes. To the extent that those entities incur, or are expected to incur, U.S. federal, state, or local income taxes, or foreign income taxes, such taxes are recorded in the Company's consolidated financial statements.

In response to the negative economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or the "CARES Act," was signed into law on March 27, 2020, and provided for significant stimulus spending and included numerous tax provisions. As of December 31, 2020, there was no material impact on the Company's tax provision as a result of the CARES Act; however, the Company continues to monitor and evaluate the impact of the CARES Act and other COVID-19-related legislation.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the years ended December 31, 2020 and 2019, the Company recorded an income tax expense of $11.4 million and $1.6 million, respectively. The increase in income tax expense for the year ended December 31, 2020, was primarily due to an increase in deferred tax liabilities related to unrealized gains on investments held in a domestic TRS.
The following table summarizes the Company's income tax provision for the years ended December 31, 2020 and 2019.

	As of
(In thousands)	December 31, 2020	December 31, 2019
Current income tax provision
Federal	$38	$185
State	602	293
Total current income tax provision, net	640	478
Deferred income tax provision
Federal	6,638	1,080
State	4,099	—
Total deferred income tax provision, net	10,737	1,080
Total income tax provision	$11,377	$1,558
The following table details the components of the Company's net deferred tax asset (liability) at December 31, 2020 and 2019.

	As of
(In thousands)	December 31, 2020	December 31, 2019
Deferred tax asset
Net operating loss available for carry-back and carry-forward	$1,937	$3,907
Basis difference for investments	1,481	669
Valuation allowance	—	(157)
Deferred tax asset	3,419	4,419
Deferred tax liability
Basis difference for investments	(15,525)	(5,484)
Deferred tax liability	(15,525)	(5,484)
Net deferred tax asset (liability)	$(12,106)	$(1,065)
The following table details the reconciliation between the Company's U.S. federal and state statutory income tax rate and the effective tax rate for the years ended December 31, 2020 and 2019.

	Year Ended
	December 31, 2020	December 31, 2019
Federal statutory rate	21.00%	21.00%
State statutory rate, net of federal benefit	11.83%	0.45%
Income attributable to non-controlling interests	(1.78)%	(1.28)%
REIT earnings not subject to corporate taxes	(2.43)%	(17.76)%
Effective tax rate	28.62%	2.41%
Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2020 and 2019.

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
For the year ended December 31, 2020, the total base management fee incurred was $11.5 million, consisting of $12.6 million of total gross base management fee incurred, less $1.1 million of management fee rebates. For the year ended December 31, 2019, the total base management fee incurred was $8.0 million consisting of $10.0 million of total gross base management fee incurred, less $2.0 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of both December 31, 2020 and 2019, there was no Loss Carryforward.
For purposes of calculating the incentive fee, the "Hurdle Amount" means, with respect to any fiscal quarter, the product of (i) one-fourth of the greater of (A) 9% and (B) 3% plus the 10-year U.S. Treasury rate for such fiscal quarter, (ii) the sum of (A) the weighted average gross proceeds per share of all common stock and OP Unit issuances since inception of the Company and up to the end of such fiscal quarter, with each issuance weighted by both the number of shares of common stock and OP Units issued in such issuance and the number of days that such issued shares of common stock and OP Units were outstanding during such fiscal quarter, using a first-in first-out basis of accounting (i.e. attributing any share of common stock and OP Unit repurchases to the earliest issuances first) and (B) the result obtained by dividing (I) retained earnings attributable to shares of common stock and OP Units at the beginning of such fiscal quarter by (II) the average number of shares of common stock and OP Units outstanding for each day during such fiscal quarter, and (iii) the sum of (x) the average number of shares of common stock and long term incentive plan units of the Company outstanding for each day during such fiscal quarter, and (y) the average number of Convertible Non-controlling Interests outstanding for each day during such fiscal quarter. For purposes of determining the Hurdle Amount, issuances of common stock, and Convertible Non-controlling Interests (a) as equity incentive awards, (b) to the Manager as part of its base management fee or incentive fee and (c) to the Manager or any of its affiliates in privately negotiated transactions, are excluded from the calculation. The payment of the incentive fee will be in a combination of shares of common stock and cash, provided that at least 10% of any quarterly payment will be made in shares of common stock.
The Company did not accrue an incentive fee for the year ended December 31, 2020, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount. Total incentive fee incurred for the year ended December 31, 2019 was $0.1 million.
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
For the years ended December 31, 2020 and 2019, the Company reimbursed the Manager $9.9 million and $10.9 million, respectively, for previously incurred operating expenses. As of December 31, 2020 and 2019, the outstanding payable to the Manager for operating expenses was $2.5 million and $2.0 million, respectively, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
Transactions Involving Certain Loan Originators
As of December 31, 2020 and 2019, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both December 31, 2020 and December 31, 2019, there were no advances outstanding. The Company has also entered into two agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 21, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements. Additionally, in August 2020, the Company entered into a commitment agreement whereby the Company committed to purchase $150 million of residential mortgage loans that meet specified criteria, or the "Commitment Agreement." As of December 31, 2020, the Company had purchased the entire $150 million of eligible residential mortgage loans under the terms of the Commitment Agreement. In connection with the Commitment Agreement, the Company also entered into an agreement whereby the Company would be entitled to receive warrants proportionally as it satisfied its purchase commitment under the Commitment Agreement to purchase a maximum of 9.329 million shares of non-voting common stock. As of December 31, 2020, the Company has received warrants for the maximum 9.329 million shares; such warrants have a fair value of $3.6 million as of December 31, 2020 and are included in Investments in unconsolidated entities on the Consolidated Balance Sheet.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in preferred stock and warrants to purchase additional preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $44.5 million and $47.9 million as of December 31, 2020 and 2019, respectively.
In May 2019 the Company entered into a note purchase agreement whereby it agreed to lend up to $5.0 million to a mortgage originator ("the Initial Note") in which the Company also holds a non-controlling equity investment. The Initial Note carried an interest rate of 15% per annum on the outstanding balance. In July and December 2019, the Company amended the note purchase agreement whereby it agreed to lend an additional $5.0 million and $2.5 million, respectively, (the "Additional Notes") to the mortgage originator. The Additional Notes each carried an interest rate of 18% per annum. As of December 31, 2019, the aggregate outstanding balance on the Initial Note and the Additional Notes was $12.5 million. In January 2020, the Initial Note and the Additional Notes were repaid. The Initial Note and the Additional Notes are classified as Corporate loans and included in Loans, at fair value on the Consolidated Balance Sheet.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and certain other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of those other affiliates of Ellington have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates of Ellington purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the years ended December 31, 2020 and 2019, the Company purchased loans under these agreements with an aggregate principal balance of $115.7 million and $134.4 million, respectively. As of December 31, 2020 and 2019, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $13.0 million and $287.1 million, respectively, in principal balance.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $45.1 million and $185.4 million as of December 31, 2020 and 2019, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $387.4 million and $304.8 million as of December 31, 2020 and 2019, respectively.
The Company is a co-investor in certain small balance commercial mortgage loans with several other investors, including an unrelated third party and various affiliates of Ellington. These loans are beneficially owned by a consolidated subsidiary of the Company. As of December 31, 2020 and 2019, the aggregate fair value of the small balance commercial loans was $34.0 million and $29.5 million, respectively. As of December 31, 2020, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $4.1 million and $8.9 million, respectively. As of December 31, 2019, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $3.6 million and $7.0 million, respectively. As of December 31, 2019, the Company had a payable to an Ellington affiliate in the amount of $0.7 million, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company did not have any payables to or receivables from the Ellington affiliates as of December 31, 2020.

The Company is also a co-investor in certain small balance commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of December 31, 2020 and 2019, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $33.9 million and $17.3 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Consolidated Balance Sheet.
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
In March 2019, the Right Holder Entity assigned the Call Right to a newly formed entity, which exercised the Call Right and re-securitized the underlying European mortgage loan assets of the Initial Securitization through a new securitization trust (the "New Securitization"). In exchange for assigning the Call Right, the Right Holder Entity received a combination of (i) cash and (ii) certain notes issued by the New Securitization (the "New Securitization Notes"). The Right Holder Entity fully repaid the unrelated third party's Right Holder Note with a combination of cash and New Securitization Notes. The Right Holder Notes held by the Company and its affiliates were also fully repaid with cash and New Securitization Notes. Certain of the New Securitization Notes were distributed to the Company and its affiliates on a pro rata basis. The Right Holder Entity is expected to continue to hold certain of the New Securitization Notes in order to comply with European risk retention rules. As of December 31, 2020 and 2019, the Company's equity investment in Jepson Holdings Limited had a fair value of $1.8 million and $1.9 million, respectively. See Note 6 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of December 31, 2020 and 2019, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $192.3 million and $350.6 million, respectively. The Company's segregated silo of this debt as of December 31, 2020 and 2019 was $116.1 million and $174.4 million, respectively, and is included under the caption Repurchase agreements on the Company's Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both December 31, 2020 and 2019, no party to any of the repurchase agreements was in default.
Each of the Joint Entities has been determined to be a VIE. The Company has evaluated each of these VIEs and determined that it continued to retain the risks and rewards of ownership of certain of the Mortgage Loan and REO Assets, where such Mortgage Loan and REO Assets and the related debt are segregated for the Company and each of the Affiliated Entities. On account of the segregation of certain of each co-participant's assets and liabilities within each of the Joint Entities, as well as the retention by each co-participant of control over its segregated Mortgage Loan and REO Assets within the Joint Entities, the Company has determined that it is the primary beneficiary of, and has consolidated its segregated silo of assets and liabilities within, each of the Joint Entities. See Note 9 and Note 11 for additional information.

Participation in CLO Transactions
As discussed in Note 10, the Company participated in a number of CLO securitization transactions, all managed by the CLO Manager.
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the years ended December 31, 2020 and 2019, the amount of such management fee rebates was $1.1 million and $2.0 million, respectively.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of December 31, 2020 and 2019, the Company's investment in such warehouse facilities was $6.1 million and $8.1 million, respectively, which are included on the Consolidated Balance Sheet in Investments in unconsolidated entities.
During the years ended December 31, 2020 and 2019, the Company purchased various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitization. The total amount of such debt and equity securities purchased during the years ended December 31, 2020 and 2019 was $1.6 million and $8.8 million, respectively.
14. Long-Term Incentive Plan Units
OP LTIP Units subject to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the years ended December 31, 2020 and 2019 was $0.7 million and $0.5 million, respectively.
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
On December 17, 2020, the Company's Board of Directors authorized the issuance of 32,809 OP LTIP Units to certain of Ellington's personnel dedicated to the Company pursuant to the Company's 2017 Equity Incentive Plan.

The below table details unvested OP LTIP Units as of December 31, 2020:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	22,840	September 10, 2020	September 9, 2021
Dedicated or partially dedicated personnel:
	10,067	December 13, 2019	December 13, 2021
	18,211	December 17, 2020	December 17, 2021
	9,834	March 4, 2020	December 31, 2021
	14,598	December 17, 2020	December 17, 2022
Total unvested OP LTIP Units at December 31, 2020	75,550
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.
The following tables summarize issuance and exercise activity of OP LTIP Units for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020			December 31, 2019
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (December 31, 2019 and January 1, 2019, respectively)	365,518	180,198	545,716	375,000	146,371	521,371
Granted	—	70,460	70,460	—	37,437	37,437
Exercised	—	(3,638)	(3,638)	(9,482)	(3,610)	(13,092)
OP LTIP Units Outstanding (December 31, 2020 and 2019, respectively)	365,518	247,020	612,538	365,518	180,198	545,716
OP LTIP Units Unvested and Outstanding (December 31, 2020 and 2019, respectively)	—	75,550	75,550	—	46,128	46,128
OP LTIP Units Vested and Outstanding (December 31, 2020 and 2019, respectively)	365,518	171,470	536,988	365,518	134,070	499,588
There were an aggregate of 1,761,212 and 1,832,309 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of December 31, 2020 and 2019, respectively.
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

As December 31, 2020, the Convertible Non-controlling Interests consisted of the outstanding 612,538 OP LTIP Units and 48,409 OP Units, and represented an interest of approximately 1.3% in the Operating Partnership. As December 31, 2019, the Convertible Non-controlling Interests consisted of the outstanding 545,716 OP LTIP Units and 177,925 OP Units, and represented an interest of approximately 1.6% in the Operating Partnership. As of December 31, 2020 and 2019, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $11.7 million and $13.4 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of December 31, 2020 and 2019, the joint venture partners' interests in subsidiaries of the Company were $24.5 million and $25.9 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
16. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of both December 31, 2020 and 2019, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
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
Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, October 30, 2024, at a fixed rate equal to 6.750% per annum of the $25.00 per share liquidation preference and (ii) from and including October 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.196% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on or about the 30th day of each January, April, July, and October, commencing with the first dividend payment on January 30, 2020, which the Board of Directors declared in December 2019. As of December 31, 2020 and 2019, the total amount of cumulative preferred dividends in arrears was $1.3 million and $1.5 million, respectively.

Common Stock
The Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding present in person or represented by proxy at a meeting of the stockholders. As of December 31, 2020 and 2019, there were 43,781,684 and 38,647,943, respectively, shares of common stock outstanding.
On January 24, 2020, the Company completed a follow-on offering of 5,290,000 shares of its common stock, of which 690,000 shares were issued pursuant to the exercise of the underwriters' option. The issuance and sale of the 5,290,000 shares of common stock generated net proceeds, after underwriters' discount and offering costs, of $95.3 million.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019
Shares of Common Stock Outstanding (12/31/2019 and 1/1/2019, respectively)	38,647,943	29,796,601
Share Activity:
Shares of common stock issued	5,290,000	8,855,000
Shares of common stock issued in connection with incentive fee payment	637	—
Shares of common stock repurchased	(290,050)	(50,825)
OP LTIP Units exercised	—	13,092
OP Units exercised	133,154	34,075
Shares of Common Stock Outstanding (12/31/2020 and 12/31/2019, respectively)	43,781,684	38,647,943
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of December 31, 2020 and 2019, the Company's issued and outstanding shares of common stock would increase to 44,442,631 and 39,371,584 shares, respectively.
On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of common stock. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the year ended December 31, 2020, the Company repurchased 290,050 shares at an average price per share of $10.54 and a total cost of $3.1 million. During the year ended December 31, 2019, the Company repurchased 50,825 shares at an average price per share of $15.39 and a total cost of $0.8 million. From inception of the current repurchase plan through December 31, 2020, the Company repurchased 701,965 shares at an average price per share of $13.36 and a total cost of $9.4 million.

17. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Year Ended
(In thousands except share amounts)	December 31, 2020	December 31, 2019
Net income (loss) attributable to common stockholders	$17,245	$56,467
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	(3)	1,305
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	17,242	57,772
Dividends Paid:
Common stockholders	(55,211)	(58,499)
Convertible Non-controlling Interests	(812)	(1,325)
Total dividends paid to common stockholders and Convertible Non-controlling Interests	(56,023)	(59,824)
Undistributed (Distributed in excess of) earnings:
Common stockholders	(37,966)	(2,032)
Convertible Non-controlling Interests	(815)	(20)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$(38,781)	$(2,052)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	43,486,336	32,067,768
Weighted average Convertible Non-controlling Interest Units outstanding	635,245	732,456
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	44,121,581	32,800,224
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$1.26	$1.81
Undistributed (Distributed in excess of)	(0.87)	(0.05)
	$0.39	$1.76
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$1.26	$1.81
Undistributed (Distributed in excess of)	(0.87)	(0.05)
	$0.39	$1.76
(1)For the years ended December 31, 2020 and 2019, excludes net income (loss) of $3.4 million and $3.9 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 15.
18. Restricted Cash
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement. As of both December 31, 2020 and 2019, the Company's restricted cash balance related to the flow consumer loan purchase and sale agreement was $0.2 million.
19. Offsetting of Assets and Liabilities
The Company generally records financial instruments at fair value as described in Note 2. Financial instruments are generally recorded on a gross basis on the Consolidated Balance Sheet. In connection with the vast majority of its derivative, reverse repurchase and repurchase agreements, and the related trading agreements, the Company and its counterparties are required to pledge collateral. Cash or other collateral is exchanged as required with each of the Company's counterparties in connection with open derivative positions, and reverse repurchase and repurchase agreements.

The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2020 and 2019. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's reverse repurchase and repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2020:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$15,479	$(12,579)	$—	$(1,404)	$1,496
Reverse repurchase agreements	38,640	(38,640)	—	—	—
Liabilities
Financial derivatives–liabilities	(24,553)	12,579	—	10,694	(1,280)
Repurchase agreements	(1,496,931)	1,496,931	(28,884)	28,884	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2020 was $1.8 billion. As of December 31, 2020, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $4.5 million and $10.3 million, respectively.
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
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
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

20. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of December 31, 2020 and 2019.
December 31, 2020:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$111,647	8	40.1%
Collateral on repurchase agreements held by dealers(2)	1,860,059	24	15.3%
Due from brokers	63,147	22	28.9%
Receivable for securities sold(3)	1,416	2	94.5%
(1)Each counterparty is a large creditworthy financial institution.
(2)Includes securities, loans, and REO as well as cash posted as collateral for repurchase agreements.
(3)Included in Investment related receivables on the Consolidated Balance Sheet.
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
(3)Included in Investment related receivables on the Consolidated Balance Sheet.

21. Commitments and Contingencies
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both December 31, 2020 and 2019, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $4.7 million and $5.2 million as of December 31, 2020 and 2019, respectively.
Commitments and Contingencies Related to Investments in Mortgage Loan Originators
In connection with certain of its investments in mortgage loan originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 13, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into two agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees are capped at $25.0 million. As of December 31, 2020 and 2019, the mortgage loan originator had $5.3 million and $0.4 million, respectively, of outstanding borrowings under the agreements guaranteed by the Company. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. As of both December 31, 2020 and 2019, the estimated fair value of such guarantees was insignificant.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of December 31, 2020 and 2019 the Company had unfunded commitments related to such investments in the amount of $0.1 million and $1.9 million, respectively.

22. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly financial data for the years ended December 31, 2020 and 2019.

	Three Month Period Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
(In thousands except per share amounts)
Net Interest Income
Interest income	$52,108	$39,281	$43,075	$39,067
Interest expense	(22,090)	(14,686)	(12,937)	(11,952)
Total net interest income	30,018	24,595	30,138	27,115
Other Income (Loss)
Realized gains (losses) on securities and loans, financial derivatives, and real estate owned, net	204	(27,927)	(192)	(9,551)
Unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned, net	(144,079)	52,057	24,032	42,547
Other, net	1,679	(435)	(2,747)	(795)
Total other income (loss)	(142,196)	23,695	21,093	32,201
Expenses
Base management fee to affiliate (Net of fee rebates of $507, $145, $201, and $198, respectively)(1)	2,443	2,906	2,981	3,178
Incentive fee to affiliate	—	—	—	—
Investment related expenses:
Servicing expense	2,531	2,493	2,379	1,736
Debt issuance costs related to Other secured borrowings, at fair value	—	2,075	—	1,819
Other	1,423	707	1,199	1,782
Professional fees	1,277	1,333	1,209	1,186
Compensation expense	788	941	1,085	962
Other expenses	1,752	1,497	1,625	1,531
Total expenses	10,214	11,952	10,478	12,194
Net Income (Loss) before Income Tax Expense and Earnings from Investments in Unconsolidated Entities	(122,392)	36,338	40,753	47,122
Income tax expense (benefit)	(547)	1,542	2,494	7,888
Earnings from investments in unconsolidated entities	(6,497)	5,643	11,443	27,344
Net Income (Loss)	(128,342)	40,439	49,702	66,578
Net income (loss) attributable to non-controlling interests	(885)	1,220	1,559	1,475
Dividends on preferred stock	1,941	1,941	1,940	1,941
Net Income (Loss) Attributable to Common Stockholders	$(129,398)	$37,278	$46,203	$63,162
Net Income (Loss) per Share of Common Stock:
Basic and Diluted (2)	$(3.04)	$0.85	$1.06	$1.44
(1)See Note 13 for further details on management fee rebates.
(2)For the year ended December 31, 2020 the sum of EPS for the four quarters of the year does not equal EPS as calculated for the entire year (see Note 17) as a result of changes in the number of shares of common stock outstanding during the year due to both issuances and repurchases of shares of common stock, as EPS is calculated using average shares of common stock outstanding during the period.

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
(1)See Note 13 for further details on management fee rebates.
(2)For the year ended December 31, 2019 the sum of EPS for the four quarters of the year does not equal EPS as calculated for the entire year (see Note 17) as a result of changes in the number of shares of common stock outstanding during the year due to issuances of shares of common stock, as EPS is calculated using average shares of common stock outstanding during the period.

23. Subsequent Events
On January 8, 2021, the Board of Directors approved a dividend in the amount of $0.10 per share of common stock payable on February 25, 2021 to stockholders of record as of January 29, 2021 and a dividend in the amount of $0.421875 per share of Series A Preferred Stock payable on February 1, 2021 to stockholders of record as of January 19, 2021.
On February 5, 2021, the Board of Directors approved a dividend in the amount of $0.10 per share of common stock payable on March 25, 2021 to stockholders of record as of February 26, 2021.

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
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
AT DECEMBER 31, 2018

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
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
AT DECEMBER 31, 2018

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
Private Label Securities (56.55%)
Principal and Interest - Private Label Securities (55.33%)
North America (27.62%)
Mortgage-related—Residential
227,479	Various	0.00%-24.56%	5/19 - 3/47	149,273
Mortgage-related—Commercial
37,171	Various	2.80% - 3.29%	3/49 - 5/61	15,137
Total North America (Cost $153,769)				164,410
Europe (27.71%)
Mortgage-related—Residential
183,154	Various	0.00% - 5.50%	6/25 - 12/52	149,425
Mortgage-related—Commercial
24,978	Various	0.38% - 4.29%	10/20 - 8/45	15,482
Total Europe (Cost $172,661)				164,907
Total Principal and Interest - Private Label Securities (Cost $326,430)				329,317

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
AT DECEMBER 31, 2018

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Interest Only - Private Label Securities (1.22%)
North America
Mortgage-related—Residential
$30,842	Various	0.00% - 2.00%	12/30 - 9/47	$3,941
Mortgage-related—Commercial
41,707	Various	1.25% - 2.00%	3/49 - 5/61	3,289
Total Interest Only - Private Label Securities (Cost $5,189)				7,230
Other Private Label Securities (0.00%)
North America
Mortgage-related—Commercial
—	Various	—%	7/45 - 5/61	—
Total Other Private Label Securities (Cost $0)				—
Total Private Label Securities (Cost $331,619)				336,547
Total Mortgage-Backed Securities (Cost $1,801,607)				1,786,764
Collateralized Loan Obligations (20.82%)
North America (20.82%) (e)
269,224	Various	0.00%-10.54%	4/20- 10/2118	123,893
Total North America (Cost $139,424)				123,893
Total Collateralized Loan Obligations (Cost $139,424)				123,893
Consumer Loans and Asset-backed Securities backed by Consumer Loans (34.74%) (f)
North America (34.59%)
Consumer (g) (h)
233,602	Various	5.31%-76.50%	1/19 - 12/23	205,877
Total North America (Cost $211,221)				205,877
Europe (0.15%)
Consumer
3,540	Various	—%	12/30	884
Total Europe (Cost $761)				884
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $211,982)				206,761

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
AT DECEMBER 31, 2018

Current Principal/Number of Properties		Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Corporate Debt (3.76%)
North America (1.95%)
Communications
$938	Various	—%	5/22	$824
Consumer
3,342	Various	6.69%	1/27	3,141
Energy
2,080	Various	4.63%	9/21	1,877
Industrial
1,755	Various	3.75%	12/21	1,742
Technology
4,570	Various	0.00% - 4.38%	5/20 - 5/22	4,002
Total North America (Cost $11,949)				11,586
Europe (1.81%)
Consumer
20,574	Various	—%	1/19	—
Financial
11,235	Various	0.00%-16.00%	10/20 - 11/22	10,806
Total Europe (Cost $12,319)				10,806
Total Corporate Debt (Cost $24,268)				22,392
Secured Notes (1.83%) (n)
North America
Mortgage-related—Residential
17,608	Various	5.00%	11/57	10,917
Total Secured Notes (Cost $12,138)				10,917
Mortgage Loans (118.96%) (f)
North America
Mortgage-related—Commercial (j)
235,459	Various	4.31%-12.74%	3/19 - 10/37	211,185
Mortgage-related—Residential (k) (m)
493,248	Various	2.00%-15.00%	3/19 - 12/58	496,830
Total Mortgage Loans (Cost $703,366)				708,015
Real Estate Owned (5.80%) (f) (l)
North America
Real estate-related
5	Single-Family Houses			1,296
18	Commercial Properties			33,204
Total Real Estate Owned (Cost $35,371)				34,500

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
AT DECEMBER 31, 2018

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
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
AT DECEMBER 31, 2018

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
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
AT DECEMBER 31, 2018

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
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
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
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
AT DECEMBER 31, 2018

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
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
AT DECEMBER 31, 2018

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
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
AT DECEMBER 31, 2018

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS (CONCLUDED)
AT DECEMBER 31, 2018
(a)See Note 2 and Note 3 in Notes to Consolidated Financial Statements.
(b)Classification percentages are based on Total Equity.
(c)At December 31, 2018, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 93.99%, 42.12%, and 107.55% of Total Equity, respectively.
(d)Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.
(e)Includes investment in collateralized loan obligation notes in the amount of $50.8 million that were issued and are managed by related parties of the Company. See Note 9 to the Notes to Consolidated Financial Statements.
(f)Loans and real estate owned are beneficially owned by the Company through participation certificates in the various trusts that hold such investments. See Note 9 to the Notes to Consolidated Financial Statements.
(g)Includes investments in participation certificates related to loans titled in the name of a related party of Ellington Management Group, L.L.C. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. At December 31, 2018 loans for which the Company has beneficial interests in the net cash flows, totaled $21.9 million. See Note 9 to the Notes to Consolidated Financial Statements.
(h)Includes investments in participation certificates related to loans held in a trust owned by a related party of Ellington Management Group, L.L.C. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by the trust. At December 31, 2018 loans held in the related party trust for which the Company has participating interests in the cash flows, totaled $181.5 million. See Note 9 to the Notes to Consolidated Financial Statements.
(i)Represents the Company's beneficial interest in an entity, which is co-owned by an affiliate of Ellington Management Group, L.L.C. The entity owns subordinated notes issued by, as well as trust certificates representing ownership of, a securitization trust. See Note 6 and Note 9 to the Notes to Consolidated Financial Statements.
(j)Includes non-performing commercial mortgage loans in the amount of $47.3 million whereby principal and/or interest is past due and a maturity date is not applicable.
(k)As of December 31, 2018, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $9.1 million.
(l)Number of properties not shown in thousands, represents actual number of properties owned.
(m)Includes $314.2 million of non-qualified mortgage loans that have been securitized and are held in a consolidated securitization trusts. See Note 6 to the Notes to Consolidated Financial Statements.
(n)Represents the Company's investment in a related party. See Note 9 to the Notes to Consolidated Financial Statements.
(o)In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.
(p)At December 31, 2018, the Company's short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 66.31%, 22.71%, and 40.85% of Total Equity, respectively.
(q)For long credit default swaps, the Company sold protection.
(r)For long interest rate swap contracts, the Company pays a floating rate and receives a fixed rate.
(s)For short credit default swaps, the Company purchased protection.
(t)For short interest rate swap contracts, the Company pays a fixed rate and receives a floating rate.
(u)Notional value represents number of underlying shares multiplied by the closing price of the underlying security.
(v)For long recovery swaps the Company receives a specified recovery rate in exchange for the actual recovery rate on the underlying.
(w)Notional value represents the amount on which interest payments are calculated to the extent the market interest rate exceeds the rate cap on the contract.
(x)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of December 31, 2018, a total of 1,516 contracts were held.
(y)Notional value represents the total face amount of foreign currency underlying all contracts held; as of December 31, 2018, 411 contracts were held.
(z)Represents interest rate "basis" swaps whereby the Company pays one floating rate and receives a different floating rate.
(aa)Notional value represents U.S. Dollars to be received by the Company at the maturity of the forward contract.
(ab)Notional value represents the number of underlying index units multiplied by the reference price.
(ac)Every $1,000,000 in notional value represents one contract.
(ad)The table below shows the Company's long investment ratings from Moody's, Standard and Poor's, or Fitch, as well as the Company's long investments that were unrated but guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company's long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a "+," "-," "1," "2," or "3."

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
(1)Includes interest income and interest expense of a consolidated securitization trust of $6.0 million and $3.6 million, respectively, for the year ended December 31, 2018. See Note 6 for further details on the Company's consolidated securitization trust.
(2)See Note 9 for further details on management fee rebates.
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
(1)For the year ended December 31, 2018, dividends totaling $1.64 per common share and convertible unit outstanding, were declared.

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
(1)Related to non-qualified mortgage securitization transactions. See Note 6 for further details.

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
(2)Excludes certain loans that are re-performing.

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
(1)Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $0.1 million for the year ended December 31, 2018, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.
(2)Includes foreign currency translation on derivatives in the amount of $0.1 million for the year ended December 31, 2018, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.
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
Written credit derivatives held by the Company at December 31, 2018 are summarized below:

Credit Derivatives	December 31, 2018
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(4,339)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties(1)	(284)
Notional Value of Written Credit Derivatives (2)	98,586
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	(41,134)
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
(1)
(1)The Company does not have the power to direct the activities of the CLO Issuers that most significantly impact their economic performance.
(2)Included on the Company's Consolidated Condensed Schedule of Investments in Collateralized Loan Obligations.
(3)Excludes the Company's equity investment in the CLO I Risk Retention Vehicle, as discussed above.
(4)In August 2018, the notes originally issued by the CLO I Issuer in 2017 were fully redeemed, and the CLO I Issuer simultaneously issued new notes in conjunction with this full redemption.
(5)The Company purchased secured and unsecured subordinated notes.
(6)Includes secured and unsecured subordinated notes.
(7)The Company purchased secured senior and secured and unsecured subordinated notes.
(8)Includes secured senior and secured and unsecured subordinated notes.
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
(1)Reflects the Company's contractual principal repayment dates.
(2)Reflects the Company's expected principal repayment dates.
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
$1.52
(1)For the year ended December 31, 2018, excludes net increase (decrease) in equity resulting from operations of $2.9 million attributable to joint venture partners, which have non-participating interests as described in Note 11.
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
(1)
(1)In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
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
(1)Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 13).
(2)Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.
(3)If all LTIP Units and OP Units previously issued were vested and exchanged for common shares as of December 31, 2018 shareholders' equity per share would be $18.92.
Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

Year Ended December 31, 2018(2)
Total Return	7.38%
(1)Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
(2)The Company redeemed all 503,988 of its outstanding LTIP Units which it had originally issued under its incentive plans, with each LTIP unitholder receiving in exchange an equal number of OP LTIP Units. While this activity did not affect fully diluted net asset value per common share, it did cause a

1.66% decline in net asset value per common share. The Company's total return for the year ended December 31, 2018 before the effect of this activity was 9.19%.
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
(1)Average equity is calculated using month end values.
Expense Ratios to Average Equity: (1)

Year Ended December 31, 2018
Operating expenses, before interest expense and other investment related expenses	(2.86)%
Incentive fee	(0.12)%
Interest expense and other investment related expenses	(12.03)%
Total Expenses	(15.01)%
(1)Average equity is calculated using month end values.

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
(1)Includes interest income and interest expense of a consolidated securitization trust of $1.3 million and $0.9 million, respectively, for the three-month period ended March 31, 2018. Includes interest income and interest expense of a consolidated securitization trust of $1.3 million and $0.8 million, respectively, for the three-month period ended June 30, 2018. Includes interest income and interest expense of a consolidated securitization trust of $1.3 million and $0.7 million, respectively, for the three-month period ended September 30, 2018. Includes interest income and interest expense of a consolidated securitization trust of $2.1 million and $1.2 million, respectively, for the three-month period ended December 31, 2018. See Note 6 for further details on the Company's consolidated securitization trusts.
(2)Net of management fee rebate of $0.3 million, $0.3 million, $0.4 million, and $0.4 million, for the each of the three-month periods ended March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018, respectively. See Note 9 for further details on management fee rebates.
(3)For the year ended December 31, 2018 the sum of EPS for the four quarters of the year does not equal EPS as calculated for the entire year (see Note 13) as a result of changes in shares during the year due to repurchases of common shares, as EPS is calculated using average shares outstanding during the period.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Company's internal control over financial reporting as of December 31, 2020. Their report appears on page 106 of this Annual Report on Form 10-K.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2021 annual stockholders' meeting.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2021 annual stockholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2021 annual stockholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2021 annual stockholders' meeting.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2021 annual stockholders' meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
1.Financial Statements:
See Index to consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.
2. Schedules to Financial Statements:
Except as disclosed below, all other financial statement schedules have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.
Ellington Financial Inc.
Schedule IV—Mortgage Loans on Real Estate
December 31, 2020

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Residential Mortgage Loans:								(In thousands)
Adjustable Rate Residential Mortgage Loan	$0–$249,999	39	2.00%–8.38%	11/30–8/57	n/a	n/a	n/a	$4,464	$2,617
Adjustable Rate Residential Mortgage Loan	$250,000–$499,999	31	2.00%–9.25%	12/36–2/60	n/a	n/a	n/a	9,634	8,029
Adjustable Rate Residential Mortgage Loan	$500,000–$749,999	16	3.00%–7.37%	7/35–9/55	n/a	n/a	n/a	8,193	7,773
Adjustable Rate Residential Mortgage Loan	$750,000–$999,999	3	3.38%–6.75%	5/36–9/48	n/a	n/a	n/a	2,223	2,675
Adjustable Rate Residential Mortgage Loan	$1,000,000–$1,249,999	1	6.99%	7/48	n/a	n/a	n/a	902	1,003
Adjustable Rate Residential Mortgage Loan	$1,250,000–$1,499,999	1	5.37%	1/50	n/a	n/a	n/a	1,343	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$0–$249,999	397	4.00%–9.99%	6/46–4/50	n/a	n/a	n/a	69,577	1,938
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$250,000–$499,999	419	4.25%–8.88%	4/46–2/60	n/a	n/a	n/a	142,200	4,988
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$500,000–$749,999	155	4.50%–8.75%	3/46–4/60	n/a	n/a	n/a	91,987	2,299
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$750,000–$999,999	71	4.13%–8.38%	3/46–10/59	n/a	n/a	n/a	60,871	4,441
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,000,000–$1,249,999	34	4.62%–7.63%	8/46–3/60	n/a	n/a	n/a	36,567	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,250,000–$1,499,999	21	4.50%–7.49%	11/46–2/60	n/a	n/a	n/a	29,582	2,894
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,500,000–$1,749,999	18	4.88%–7.00%	2/47–3/60	n/a	n/a	n/a	26,915	3,264
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,750,000–$1,999,999	5	4.75%–8.50%	11/48–12/59	n/a	n/a	n/a	9,520	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$2,250,000–$2,499,999	6	4.63%–5.99%	6/48–9/59	n/a	n/a	n/a	14,450	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$2,500,000–$2,749,999	3	4.99%–5.25%	7/49–11/59	n/a	n/a	n/a	7,996	—
Fixed Rate Residential Mortgage Loan	$0–$249,999	389	2.00%–14.00%	1/21–1/61	n/a	n/a	n/a	57,568	5,184
Fixed Rate Residential Mortgage Loan	$250,000–$499,999	251	3.50%–13.00%	1/21–1/61	n/a	n/a	n/a	87,013	3,829

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Residential Mortgage Loans (Continued):								(In thousands)
Fixed Rate Residential Mortgage Loan	$500,000–$749,999	98	4.00%–20.00%	1/21–1/61	n/a	n/a	n/a	59,912	3,427
Fixed Rate Residential Mortgage Loan	$750,000–$999,999	49	4.50%–11.55%	1/21–11/60	n/a	n/a	n/a	42,823	3,553
Fixed Rate Residential Mortgage Loan	$1,000,000–$1,249,999	34	3.99%–9.50%	10/21–1/61	n/a	n/a	n/a	38,198	1,088
Fixed Rate Residential Mortgage Loan	$1,250,000–$1,499,999	19	4.24%–10.65%	9/21–12/60	n/a	n/a	n/a	26,481	—
Fixed Rate Residential Mortgage Loan	$1,500,000–$1,749,999	8	4.13%–8.99%	8/21–1/61	n/a	n/a	n/a	13,546	—
Fixed Rate Residential Mortgage Loan	$1,750,000–$1,999,999	4	3.88%–5.50%	11/50–1/61	n/a	n/a	n/a	7,874	—
Fixed Rate Residential Mortgage Loan	$2,000,000–$2,249,999	3	5.88%–6.50%	10/50–1/61	n/a	n/a	n/a	6,591	—
Fixed Rate Residential Mortgage Loan	$2,250,000–$2,499,999	3	5.99%–9.00%	9/21–12/50	n/a	n/a	n/a	7,308	—
Fixed Rate Residential Mortgage Loan	$2,500,000–$2,749,999	3	4.25%–5.25%	1/51–1/61	n/a	n/a	n/a	7,999	—
Fixed Rate Residential Mortgage Loan	$3,250,000–$3,499,000	1	6.13%	10/60	n/a	n/a	n/a	3,654	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$0–$249,999	260	4.63%–8.63%	1/47–9/60	n/a	n/a	n/a	44,822	176
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$250,000–$499,999	227	4.00%–8.38%	12/34–9/60	n/a	n/a	n/a	80,323	1,539
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$500,000–$749,999	107	4.50%–7.63%	11/47–9/60	n/a	n/a	n/a	65,494	3,792
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$750,000–$999,999	49	4.25%–8.13%	5/48–9/60	n/a	n/a	n/a	41,486	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,000,000–$1,249,999	18	4.50%–6.38%	5/48–9/60	n/a	n/a	n/a	19,603	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,250,000–$1,499,999	20	4.50%–6.38%	12/47–7/60	n/a	n/a	n/a	28,010	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,500,000–$1,749,999	3	4.50%–5.50%	11/47–8/60	n/a	n/a	n/a	4,882	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,750,000–$1,999,999	6	4.38%–6.38%	8/48–8/60	n/a	n/a	n/a	11,912	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,000,000–$2,249,999	3	5.12%–6.24%	4/50–4/59	n/a	n/a	n/a	6,829	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,250,000–$2,499,999	1	6.00%	1/59	n/a	n/a	n/a	2,508	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,500,000–$2,749,999	1	6.50%	12/60	n/a	n/a	n/a	2,782	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$3,000,000–$3,249,999	1	5.38%	5/49	n/a	n/a	n/a	3,027	—
Total Residential Mortgage Loans								1,187,069	64,509

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Commercial Mortgage Loans:								(In thousands)
Adjustable Rate Commercial Mortgage Loan	$0–$4,999,999	10	3.37%–9.00%	1/21–10/37	n/a	n/a	n/a	28,692	3,983
Adjustable Rate Commercial Mortgage Loan	$5,000,000–$9,999,999	9	7.00%–8.50%	3/21–4/22	n/a	n/a	n/a	65,776	16,500
Adjustable Rate Commercial Mortgage Loan	$10,000,000–$14,999,999	5	8.00%–11.00%	10/21–3/22	n/a	n/a	n/a	58,999	23,750
Adjustable Rate Commercial Mortgage Loan	$15,000,000–$19,999,999	3	8.25%–9.00%	8/21–9/21	n/a	n/a	n/a	46,633	—
Adjustable Rate Commercial Mortgage Loan	$25,000,000–$29,999,999	1	7.10%	2/21	n/a	n/a	n/a	12,558	—
Fixed Rate Commercial Mortgage Loan	$5,000,000–$9,999,999	1	8.00%	3/21	n/a	n/a	n/a	373	—
Total Commercial Mortgage Loans								213,031	44,233
Total Mortgage Loans								1,400,100	108,742
(1)Aggregate cost for federal income tax purposes is $598.8 million for commercial and non-securitized residential mortgage loans. Excluded from this amount is the cost basis for federal income tax purposes of $801.3 million of securitized residential loans; such loans have been deemed to be sold for tax purposes but do not meet the requirements for true sale under U.S. GAAP.
(2)As of December 31, 2020, all of the Company's mortgage loans were carried at fair value. See Note 2 and Note 3 in the notes to our consolidated financial statements for the year ended December 31, 2020 for additional details.

The following table presents a roll-forward of the fair value of the Company's mortgage loans on real estate for the year ended December 31, 2020.

	Year Ended
	December 31, 2020	December 31, 2019
(In thousands)
Beginning Balance	$1,206,962	$692,131
Additions:
Purchases	716,241	837,502
Net unrealized gain	11,427	6,717
Net realized gain	—	3,878
Deductions:
Cost of mortgages sold	(28,613)	(28,805)
Collections of principal	(496,186)	(275,520)
Amortization of premium and (discounts)	(6,317)	(6,363)
Foreclosures	(3,384)	(22,578)
Net realized loss	(30)	—
Ending Balance	$1,400,100	$1,206,962

3. Exhibits:

Exhibit	Description
3.1	Certificate of Incorporation of Ellington Financial Inc. (incorporated by reference to the current report on Form 8-K (No. 001-34569), filed on March 4, 2019)

3.2	Bylaws of Ellington Financial Inc. (incorporated by reference to the current report on Form 8-K (No. 001-34569), filed on March 4, 2019)

3.3
Certificate of Designations of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to the registration statement on Form 8-A filed on October 21, 2019)

4.1
Form of certificate representing the 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated herein by reference to Exhibit 4.1 of Ellington Financial Inc.’s Form 8-A filed on October 21, 2019).

4.2
Indenture, dated as of February 13, 2019, among EF Holdco Inc., EF Cayman Holdings Ltd., Ellington Financial LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to the current report on Form 8-K (No. 001-34569), filed on February 13, 2019)

4.3	Form of EF Holdco Inc.’s and EF Cayman Holdings Ltd.’s 5.50% Senior Notes due 2022 (included in Exhibit 4.2)

4.4	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.1†
Seventh Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of March 13, 2018 (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017)

10.2
Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013 (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.3
First Amendment to Limited Liability Company Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013. (incorporated by reference to the Current Report on Form 8-K filed on October 22, 2019)

10.4†	2007 Incentive Plan for Individuals (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.5†	2007 Incentive Plan for Entities (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.6†	Ellington Financial LLC 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.7†	Form of LTIP Unit Award Agreement for Directors (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.8†	Form of LTIP Unit Award Agreement for Individuals (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.9†	Form of Individual LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.10†	Form of Non-Employee Director LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.11†	Form of OP LTIP Unit Award for Directors (incorporated by reference to Form 10-Q for the Quarter Ended September 30, 2019).

10.12†	Form of OP LTIP Unit Award for Officers (incorporated by reference to Form 10-Q for the Quarter Ended September 30, 2019).

10.13†	Form of Indemnity Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on September 3, 2009, as amended)

21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on Signature Page)

Exhibit	Description
(continued)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†    Management or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL INC.
Date:	March 16, 2021	By:	/s/ LAURENCE PENN
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

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2021
LAURENCE PENN

/s/ JR HERLIHY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2021
JR HERLIHY

/s/ LISA MUMFORD	Director	March 16, 2021
LISA MUMFORD

/s/ RONALD I. SIMON PH.D	Chairman of the Board	March 16, 2021
RONALD I. SIMON PH.D

Director
THOMAS F. ROBARDS

/s/ EDWARD RESENDEZ	Director	March 16, 2021
EDWARD RESENDEZ

/s/ STEPHEN J. DANNHAUSER	Director	March 16, 2021
STEPHEN J. DANNHAUSER