Form 10-K/A
period 2020-12-31
Ellington Financial Inc.
filed 2021-07-01
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  x
As of June 30, 2020, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common shares held by non-affiliates was $478,888,017 based on the closing price as reported by the New York Stock Exchange on that date.
Number of shares of the Registrant's common stock outstanding as of March 5, 2021: 43,781,684
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of Ellington Financial Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which the Company filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021 (the “Original Form 10-K”).
On July 1, 2021, Longbridge Financial, LLC (“Longbridge”), an equity method investee of the Company, restated its consolidated financial statements and the notes thereto for the year ended December 31, 2020 (the “Longbridge Financial Statements”). As a result of such restatement, the Company has determined that its equity method investment in Longbridge, which is not consolidated in the Company’s consolidated financial statements, was nevertheless “significant” in relationship to the Company’s financial results for the year ended December 31, 2020, based on the significance tests set forth in SEC Regulation S-X. Under Rule 3-09 of SEC Regulation S-X, the Company is required to include in its Annual Report on Form 10-K for the year ended December 31, 2020, separate financial statements for unconsolidated subsidiaries and investees accounted for by the equity method when such entities are individually “significant;” therefore, the Company is filing this Amendment to amend Item 15 to include the Longbridge Financial Statements.
Longbridge’s decision to restate the Longbridge Financial Statements was based on its determination, subsequent to the filing of the Original Form 10-K, that certain transactions involving the transfer of loans undertaken in connection with issuances of debt securities (“the Securitizations”) that were originally recorded as sales of such loans do not qualify for sale accounting in accordance with generally accepted accounting principles. The restated Longbridge Financial Statements now account for these transfers and debt securities issuances as secured borrowings and include the offsetting assets and liabilities related to the Securitizations on the balance sheet, the offsetting income and expense related to the Securitizations in the statement of operations, and changes in the statement of cash flows reflecting the changes resulting from the restatement of the balance sheet and income statement. There was no impact to Longbridge’s net income or members’ equity, and as a result, there was no impact to the fair value of the Company’s investment in Longbridge or the income recognized from the Company’s investment in Longbridge, as reported in the Company’s consolidated financial statements included in Part III, Item 8 of the Original Form 10-K.
The Longbridge Financial Statements (as restated as described above) are filed as Exhibit 99.1 and are included as financial statement schedules in Item 15 of this Amendment. This Amendment also updates, amends, and supplements Part IV, Item 15 of the Original Form 10-K to include the filing of Exhibit 23.2, the consent of Richey May & Co., and the filing of new Exhibits 31.1, 31.2, 32.1, and 32.2, certifications of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities and Exchange Act of 1934.
Except as described herein, this Amendment is not intended to, nor does it, reflect events occurring after the filing of the Original Form 10-K and does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Company’s Original Form 10-K and with the Company’s filings with the SEC subsequent to the Original Form 10-K filing.

Part II—Item 9B. Other Information
Since the Company elects the fair value option for its investment in Longbridge, there was no impact to the Company’s financial position or results of operations as a result of the restatement of the Longbridge Financial Statements for the affected periods. However, as a result of the restatement of the Longbridge Financial Statements, certain tables in Note 6 of the Company’s Notes to Consolidated Financial Statements in the Original Form 10-K, as required by Rule S-X 4-08(g) (summarizing the aggregate financial position and results of operations of the unconsolidated entities in which the Company has an investment and applies the equity method of accounting) as of December 31, 2020 and 2019, differ with the restated information from the restated Longbridge Financial Statements. The Company determined that the changes to the revised information in the tables below are immaterial to its consolidated financial statements and notes as a whole.
The following table provides a revised summary of the combined financial position of the unconsolidated entities as of December 31, 2020 and 2019, in which the Company has an investment:

	December 31, 2020	December 31, 2019
	(In thousands)
Assets
Investments in securities, loans, MSRs, and REO(1)	$5,377,551	$3,832,204
Other assets	92,987	65,580
Total assets	$5,470,538	$3,897,784
Liabilities
Borrowings	$5,144,109	$3,659,165
Other liabilities	30,801	28,134
Total liabilities	5,174,910	3,687,299
Equity	295,628	210,485
Total liabilities and equity	$5,470,538	$3,897,784
(1)Includes investments carried as the lower of cost or fair value as well as investments where the unconsolidated entity has elected the fair value option.
The following table provides a revised summary of the combined results of operations of the unconsolidated entities as of December 31, 2020 and 2019, in which the Company has an investment:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(In thousands)
Net Interest Income
Interest income	$9,053	$22,881
Interest expense	(5,894)	(10,492)
Total net interest income	3,159	12,389
Other Income (Loss)
Realized and unrealized gains (losses) on securities, loans, MSRs, and REO, net	(14,292)	14,970
Income from reverse mortgage loans, at fair value	290,846	177,705
Expenses related to HMBS obligations, at fair value	(223,855)	(156,797)
Other, net	34,227	37,059
Total other income (loss)	86,926	72,937
Total expenses	65,492	53,324
Net income (loss) before income tax expense	24,593	32,002
Income tax expense (benefit)	776	979
Net Income (Loss)	$23,817	$31,023

Part IV—Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
1.Financial Statements:
See Index to consolidated financial statements, included in Part II, Item 8 of the Original Form 10-K.
Pursuant to Rule 3-09 of Regulation S-X, the following financial statements are attached as an exhibit to this Amendment: Financial Statements of Longbridge Financial, LLC.
2. Schedules to Financial Statements:
Except as disclosed below, all other financial statement schedules have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto, included in Part II, Item 8, of the Original Form 10-K or in the Longbridge Financial Statements. The Company’s Schedule IV, included below, is unchanged from what was filed in the Original Form 10-K and has been included in this Amendment in accordance with SEC rules.
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

10.4†	2007 Incentive Plan for Individuals (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.5†	2007 Incentive Plan for Entities (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.6†	Ellington Financial LLC 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.7†	Form of LTIP Unit Award Agreement for Directors (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.8†	Form of LTIP Unit Award Agreement for Individuals (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.9†	Form of Individual LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.10†	Form of Non-Employee Director LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.11†	Form of OP LTIP Unit Award for Directors (incorporated by reference to Form 10-Q for the Quarter Ended September 30, 2019).

10.12†	Form of OP LTIP Unit Award for Officers (incorporated by reference to Form 10-Q for the Quarter Ended September 30, 2019).

10.13†	Form of Indemnity Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on September 3, 2009, as amended)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

23.1	Consent of the Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

23.2	Consent of Richey May & Co., for Financial Statements of Longbridge Financial, LLC

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

Exhibit	Description
(continued)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.1	Financial Statements of Longbridge Financial, LLC

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ELLINGTON FINANCIAL INC.
Date:	July 1, 2021	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)