Form 10-Q
period 2021-06-30
Ellington Financial Inc.
filed 2021-08-09
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of August 6, 2021: 50,122,057

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2021	December 31, 2020
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$134,695	$111,647
Restricted cash(1)	175	175
Securities, at fair value(1)(2)	1,860,990	1,514,185
Loans, at fair value(1)(2)	1,742,701	1,453,480
Investments in unconsolidated entities, at fair value(1)	178,979	141,620
Real estate owned(1)(2)	35,295	23,598
Financial derivatives—assets, at fair value	13,028	15,479
Reverse repurchase agreements	160,412	38,640
Due from brokers(1)	76,396	63,147
Investment related receivables(1)	75,781	49,317
Other assets(1)	4,229	2,575
Total Assets	$4,282,681	$3,413,863
Liabilities
Securities sold short, at fair value	$145,374	$38,642
Repurchase agreements(1)	1,916,749	1,496,931
Financial derivatives—liabilities, at fair value	14,171	24,553
Due to brokers	2,130	5,059
Investment related payables(1)	29,457	4,754
Other secured borrowings(1)	86,374	51,062
Other secured borrowings, at fair value(1)	1,003,037	754,921
Senior notes, net	85,693	85,561
Base management fee payable to affiliate	3,355	3,178
Incentive fee payable to affiliate	7,157	—
Dividends payable	7,963	5,738
Interest payable(1)	3,000	3,233
Accrued expenses and other liabilities(1)	23,117	18,659
Total Liabilities	3,327,577	2,492,291
Commitments and contingencies (Note 21)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable; 4,600,000 shares issued and outstanding, respectively ($115,000 liquidation preference)	111,034	111,034
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 43,781,684 and 43,781,684 shares issued and outstanding, respectively	44	44
Additional paid-in-capital	915,817	915,658
Retained earnings (accumulated deficit)	(103,409)	(141,521)
Total Stockholders' Equity	923,486	885,215
Non-controlling interests(1)	31,618	36,357
Total Equity	955,104	921,572
Total Liabilities and Equity	$4,282,681	$3,413,863
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

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(In thousands, except per share amounts)
Net Interest Income
Interest income	$45,890	$39,281	$85,970	$91,389
Interest expense	(11,166)	(14,686)	(22,508)	(36,776)
Total net interest income	34,724	24,595	63,462	54,613
Other Income (Loss)
Realized gains (losses) on securities and loans, net	(2,009)	(16,040)	2,268	(3,780)
Realized gains (losses) on financial derivatives, net	425	(11,676)	6,220	(24,082)
Realized gains (losses) on real estate owned, net	(74)	(211)	(13)	139
Unrealized gains (losses) on securities and loans, net	10,000	44,112	8,218	(89,626)
Unrealized gains (losses) on financial derivatives, net	(5,683)	8,173	5,028	(1,811)
Unrealized gains (losses) on real estate owned, net	(1,314)	(228)	(2,107)	(584)
Other, net	4,363	(435)	6,323	1,243
Total other income (loss)	5,708	23,695	25,937	(118,501)
Expenses
Base management fee to affiliate (Net of fee rebates of $195, $145, $389, and $652, respectively)(1)	3,355	2,906	6,633	5,349
Incentive fee to affiliate	7,157	—	7,157	—
Investment related expenses:
Servicing expense	974	2,493	1,960	5,024
Debt issuance costs related to Other secured borrowings, at fair value	2,039	2,075	3,704	2,075
Other	1,818	707	4,022	2,130
Professional fees	1,037	1,333	2,235	2,610
Compensation expense	1,412	941	2,831	1,728
Other expenses	1,633	1,497	3,212	3,250
Total expenses	19,425	11,952	31,754	22,166
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	21,007	36,338	57,645	(86,054)
Income tax expense (benefit)	3,140	1,542	5,157	995
Earnings (losses) from investments in unconsolidated entities	18,602	5,643	25,237	(854)
Net Income (Loss)	36,469	40,439	77,725	(87,903)
Net income (loss) attributable to non-controlling interests	1,874	1,220	3,333	335
Dividends on preferred stock	1,940	1,941	3,881	3,882
Net Income (Loss) Attributable to Common Stockholders	$32,655	$37,278	$70,511	$(92,120)
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.75	$0.85	$1.61	$(2.13)
(1)See Note 13 for further details on management fee rebates.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2020	$111,034	43,781,684	$44	$915,658	$(141,521)	$885,215	$36,357	$921,572
Net income (loss)					39,797	39,797	1,459	41,256
Contributions from non-controlling interests							1,517	1,517
Common dividends(1)					(13,134)	(13,134)	(200)	(13,334)
Preferred dividends(2)					(1,941)	(1,941)		(1,941)
Distributions to non-controlling interests							(5,923)	(5,923)
Adjustment to non-controlling interests				(307)		(307)	307	—
Share-based long term incentive plan unit awards				226		226	3	229
BALANCE, March 31, 2021	$111,034	43,781,684	$44	$915,577	$(116,799)	$909,856	$33,520	$943,376
Net income (loss)					34,595	34,595	1,874	36,469
Contributions from non-controlling interests							5,931	5,931
Common dividends(1)					(19,265)	(19,265)	(298)	(19,563)
Preferred dividends(2)					(1,940)	(1,940)		(1,940)
Distributions to non-controlling interests							(9,413)	(9,413)
Share-based long term incentive plan unit awards				240		240	4	244
BALANCE, June 30, 2021	$111,034	43,781,684	$44	$915,817	$(103,409)	$923,486	$31,618	$955,104

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
BALANCE, December 31, 2019	$111,034	38,647,943	$39	$821,747	$(103,555)	$829,265	$39,434	$868,699
Net income (loss)					(127,457)	(127,457)	(885)	(128,342)
Net proceeds from the issuance of common stock(3)		5,290,000	5	95,287		95,292	—	95,292
Shares of common stock issued in connection with incentive fee payment		637	—	12		12	—	12
Contributions from non-controlling interests							3,487	3,487
Common dividends(1)					(19,748)	(19,748)	(309)	(20,057)
Preferred dividends(2)					(1,941)	(1,941)	—	(1,941)
Distributions to non-controlling interests							(4,798)	(4,798)
Conversion of non-controlling interest units to shares of common stock		129,516	—	2,378		2,378	(2,378)	—
Adjustment to non-controlling interests		—	—	(545)		(545)	545	—
Repurchase of shares of common stock		(288,172)	—	(3,035)		(3,035)		(3,035)
Share-based long term incentive plan unit awards				162		162	2	164
BALANCE, March 31, 2020	111,034	43,779,924	44	916,006	(252,701)	774,383	35,098	809,481
Net income (loss)					39,219	39,219	1,220	40,439
Contributions from non-controlling interests							2,895	2,895
Common dividends(1)					(10,945)	(10,945)	(152)	(11,097)
Preferred dividends(2)					(1,941)	(1,941)	—	(1,941)
Distributions to non-controlling interests							(2,280)	(2,280)
Share-based long term incentive plan unit awards				180		180	2	182
BALANCE, June 30, 2020	$111,034	43,779,924	$44	$916,186	$(226,368)	$800,896	$36,783	$837,679

(1)For the three-month periods ended June 30, 2021 and 2020, dividends totaling $0.44 and $0.25, respectively, per share of common stock and convertible unit outstanding, were declared. For the six-month periods ended June 30, 2021 and 2020, dividends totaling $0.74 and $0.70, respectively, per share of common stock and convertible unit outstanding, were declared.
(2)For the three- and six-month periods ended June 30, 2021 dividends totaling $0.421875 and $0.84375 per share of preferred stock was declared. For the three- and six-month periods ended June 30, 2020 dividends totaling $0.421875 per share of preferred stock was declared.
(3)Net of underwriters' discounts and commissions and offering costs.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2021	June 30, 2020
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$44,168	$66,461
Cash Flows from Investing Activities:
Purchase of securities	(1,329,629)	(1,007,906)
Purchase of loans	(733,275)	(360,225)
Capital improvements of real estate owned	(1,893)	(126)
Proceeds from disposition of securities	772,618	1,778,774
Proceeds from disposition of loans	1,064	9,025
Contributions to investments in unconsolidated entities	(7,497)	(4,713)
Distributions from investments in unconsolidated entities	70,211	13,996
Proceeds from disposition of real estate owned	630	7,743
Proceeds from principal payments of securities	225,901	210,581
Proceeds from principal payments of loans	136,328	222,148
Proceeds from securities sold short	242,239	242,519
Repurchase of securities sold short	(133,798)	(289,098)
Payments on financial derivatives	(31,732)	(89,938)
Proceeds from financial derivatives	34,018	60,550
Payments made on reverse repurchase agreements	(7,242,821)	(6,132,124)
Proceeds from reverse repurchase agreements	7,118,141	6,174,336
Due from brokers, net	670	8,243
Due to brokers, net	(298)	4,392
Net cash provided by (used in) investing activities	(879,123)	848,177
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	—	95,537
Offering costs paid	—	(253)
Repurchase of common stock	—	(3,035)
Dividends paid	(34,553)	(36,721)
Contributions from non-controlling interests	6,528	8,160
Distributions to non-controlling interests	(15,336)	(5,421)
Proceeds from issuance of Other secured borrowings	47,343	36,883
Principal payments on Other secured borrowings	(12,831)	(37,398)
Borrowings under repurchase agreements	3,081,092	2,826,214
Repayments of repurchase agreements	(2,621,656)	(3,949,677)
Proceeds from issuance of Other secured borrowings, at fair value	534,477	205,357
Repayment of Other secured borrowings, at fair value	(111,529)	—
Due from brokers, net	(13,735)	14,938
Due to brokers, net	(1,797)	5,007
Net cash provided by (used in) financing activities	858,003	(840,409)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	23,048	74,229
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	111,822	72,477
Cash, Cash Equivalents, and Restricted Cash, End of Period	$134,870	$146,706

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2021	June 30, 2020
(In thousands)	Expressed in U.S. Dollars
Supplemental disclosure of cash flow information:
Interest paid	$22,741	$40,957
Income tax paid	770	171
Dividends payable	7,963	5,293
Contributions from non-controlling interests (non-cash)	—	2,340
Distributions to non-controlling interests (non-cash)	—	(2,340)
Transfers from mortgage loans to real estate owned (non-cash)	12,554	1,522
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	74,836	10,839
Purchase of loans (non-cash)	(800)	(6,270)
Principal payments on Other secured borrowings, at fair value (non-cash)	(212,254)	(86,257)
Proceeds received from Other secured borrowings, at fair value (non-cash)	40,670	27,735
Proceeds from issuance of Other secured borrowings (non-cash)	800	6,270
Proceeds from principal payments of investments (non-cash)	212,254	86,257
Repayments of repurchase agreements (non-cash)	(39,618)	(27,288)
(1)Net of underwriters' discounts and commissions.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," and Regulation S-X. The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, its subsidiaries, and variable interest entities, or "VIEs," for which the Company is deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material (particularly in light of the significant volatility, lack of pricing transparency, and market dislocations that have been caused by the novel coronavirus disease, or "COVID-19," pandemic, and associated responses to the pandemic). In management's opinion, all material adjustments considered necessary for a fair statement of the Company's condensed consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in the condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as amended.

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
For residential and commercial mortgage loans, and consumer loans, management determines fair value by taking into account both external pricing data, which includes third-party valuations, and internal pricing models. Management has obtained third-party valuations on the majority of these investments and expects to continue to solicit third-party valuations in the future. In determining fair value for non-performing mortgage loans, management evaluates third-party valuations, if applicable, as well as management's estimates of the value of the underlying real estate, using information including general economic data, broker price opinions, or "BPOs," recent sales, property appraisals, and bids. In determining fair value for performing mortgage loans and consumer loans, management evaluates third-party valuations, if applicable, as well as discounted cash flows of the loans based on market assumptions. Cash flow assumptions typically include projected default and prepayment rates and loss severities, and may include adjustments based on appraisals and BPOs. Mortgage and consumer loans are classified as Level 3.
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
(AA) Recent Accounting Pronouncements: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional guidance for a limited period meant to ease the potential burden in accounting for, or recognizing the effects of, reform to LIBOR and certain other reference rates. The standard became effective for all entities beginning on March 12, 2020 and may be elected over time. However, ASU 2020-04 is only applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, and that were entered into or evaluated prior to January 1, 2023. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications apply to derivatives that are affected by the reform to LIBOR. The amendments in this update are effective immediately for all entities. ASU 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates, and it is currently evaluating the impact that the adoption of ASU 2020-04 would have on the condensed consolidated financial statements.

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:
June 30, 2021:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$1,465,812	$9,936	$1,475,748
Non-Agency RMBS	—	70,732	114,464	185,196
CMBS	—	28,847	17,025	45,872
CLOs	—	36,550	33,989	70,539
Asset-backed securities, backed by consumer loans	—	—	69,254	69,254
Corporate debt securities	—	440	5,444	5,884
Corporate equity securities	—	—	8,497	8,497
Loans, at fair value:
Residential mortgage loans	—	—	1,445,651	1,445,651
Commercial mortgage loans	—	—	228,450	228,450
Consumer loans	—	—	52,016	52,016
Corporate loans	—	—	16,584	16,584
Investment in unconsolidated entities, at fair value	—	—	178,979	178,979
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	303	303
Credit default swaps on asset-backed indices	—	1,357	—	1,357
Credit default swaps on corporate bond indices	—	200	—	200
Interest rate swaps	—	7,220	—	7,220
TBAs	—	2,028	—	2,028
Total return swaps	—	—	520	520
Options	—	294	—	294
Warrants	—	2	—	2
Futures	659	—	—	659
Forwards	—	445	—	445
Total assets	$659	$1,613,927	$2,181,112	$3,795,698
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(145,152)	$—	$(145,152)
Corporate debt securities	—	(222)	—	(222)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(91)	—	(91)
Credit default swaps on corporate bonds	—	(384)	—	(384)
Credit default swaps on corporate bond indices	—	(2,616)	—	(2,616)
Interest rate swaps	—	(10,540)	—	(10,540)
TBAs	—	(329)	—	(329)
Futures	(155)	—	—	(155)
Total return swaps	—	—	(56)	(56)
Other secured borrowings, at fair value	—	—	(1,003,037)	(1,003,037)
Total liabilities	$(155)	$(159,334)	$(1,003,093)	$(1,162,582)

December 31, 2020:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$947,780	$11,663	$959,443
Non-Agency RMBS	—	76,276	127,838	204,114
CMBS	—	54,505	63,148	117,653
CLOs	—	70,171	111,100	181,271
Asset-backed securities, backed by consumer loans	—	—	44,925	44,925
Corporate debt securities	—	1,107	4,082	5,189
Corporate equity securities	—	—	1,590	1,590
Loans, at fair value:
Residential mortgage loans	—	—	1,187,069	1,187,069
Commercial mortgage loans	—	—	213,031	213,031
Consumer loans	—	—	47,525	47,525
Corporate loans	—	—	5,855	5,855
Investment in unconsolidated entities, at fair value	—	—	141,620	141,620
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	347	347
Credit default swaps on asset-backed indices	—	2,184	—	2,184
Credit default swaps on corporate bond indices	—	3,420	—	3,420
Interest rate swaps	—	8,519	—	8,519
TBAs	—	962	—	962
Total return swaps	—	—	9	9
Warrants	—	36	—	36
Futures	2	—	—	2
Total assets	$2	$1,164,960	$1,959,802	$3,124,764
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(38,424)	$—	$(38,424)
Corporate debt securities	—	(218)	—	(218)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(130)	—	(130)
Credit default swaps on corporate bonds	—	(747)	—	(747)
Credit default swaps on corporate bond indices	—	(6,438)	—	(6,438)
Interest rate swaps	—	(15,174)	—	(15,174)
TBAs	—	(925)	—	(925)
Futures	(376)	—	—	(376)
Forwards	—	(279)	—	(279)
Total return swaps	—	—	(484)	(484)
Other secured borrowings, at fair value	—	—	(754,921)	(754,921)
Total liabilities	$(376)	$(62,335)	$(755,405)	$(818,116)

The following tables identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2021 and December 31, 2020:
June 30, 2021:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$71,514	Market Quotes	Non Binding Third-Party Valuation	$0.91	$210.00	$81.90
	42,950	Discounted Cash Flows
	114,464		Yield(1)	0.6%	42.5%	7.5%
			Projected Collateral Prepayments	—%	73.0%	40.5%
			Projected Collateral Losses	—%	79.7%	13.2%
			Projected Collateral Recoveries	—%	71.9%	23.2%
Non-Agency CMBS	13,671	Market Quotes	Non Binding Third-Party Valuation	$4.50	$72.22	$43.31
	3,354	Discounted Cash Flows
	17,025		Yield	5.5%	22.6%	10.3%
			Projected Collateral Losses	0.2%	3.8%	1.9%
			Projected Collateral Recoveries	88.7%	98.0%	93.6%
CLOs	25,851	Market Quotes	Non Binding Third-Party Valuation	$10.00	$93.80	$49.88
	8,138	Discounted Cash Flows
	33,989		Yield	7.1%	92.3%	25.9%
			Projected Collateral Prepayments	72.2%	98.8%	89.6%
			Projected Collateral Losses	1.0%	20.9%	5.7%
			Projected Collateral Recoveries	0.2%	7.5%	3.6%
Agency interest only RMBS	5,822	Market Quotes	Non Binding Third-Party Valuation	$0.64	$20.85	$6.52
	4,114	Option Adjusted Spread ("OAS")
	9,936		LIBOR OAS(2)(3)	160	11,771	1,165
			Projected Collateral Prepayments	9.7%	100.0%	69.3%
ABS backed by consumer loans	75	Market Quotes	Non Binding Third-Party Valuation	$97.39	$98.82	$97.97
	69,179	Discounted Cash Flows
	69,254		Yield	6.1%	77.2%	15.4%
			Projected Collateral Prepayments	0.9%	11.8%	8.9%
			Projected Collateral Losses	3.7%	37.6%	20.3%
Corporate debt and equity	13,941	Discounted Cash Flows	Yield	2.6%	11.9%	9.4%
Performing and re-performing residential mortgage loans	356,074	Discounted Cash Flows	Yield	0.5%	34.0%	4.9%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Securitized residential mortgage loans(4)(5)	$1,031,653	Market Quotes	Non Binding Third-Party Valuation	$0.64	$103.53	$99.20
	31,408	Discounted Cash Flows
	1,063,061		Yield	0.9%	7.3%	3.8%
Non-performing residential mortgage loans	26,516	Discounted Cash Flows	Yield	2.1%	37.3%	11.7%
			Recovery Amount	—%	169.2%	31.3%
			Months to Resolution	5.8	73.0	30.1
Performing commercial mortgage loans	192,023	Discounted Cash Flows	Yield	6.1%	10.8%	8.3%
Non-performing commercial mortgage loans	36,427	Discounted Cash Flows	Yield	6.6%	9.9%	8.3%
			Recovery Amount	96.5%	100.0%	99.6%
			Months to Resolution	1.8	5.9	3.4
Consumer loans	52,016	Discounted Cash Flows	Yield	1.3%	56.0%	9.5%
			Projected Collateral Prepayments	0.4%	32.6%	15.1%
			Projected Collateral Losses	0.9%	37.1%	9.6%
Corporate loans	13,496	Market Quotes	Non Binding Third-Party Valuation	$100.00	$100.00	$100.00
	3,088	Discounted Cash Flows
	16,584		Yield	3.0%	22.5%	18.6%
Investment in unconsolidated entities - Loan originators	93,092	Enterprise Value	Equity Price-to-Book(6)	1.2x	1.4x	1.2x
Investment in unconsolidated entities - Other	75,820	Enterprise Value	Net Asset Value	n/a	n/a	n/a
Investment in unconsolidated entities - Loan originators	10,067	Recent Transactions	Transaction Price	n/a	n/a	n/a
	178,979
Total return swaps—asset	520	Discounted Cash Flows	Yield	19.9%	21.2%	21.2%
Credit default swaps on asset-backed securities	303	Net Discounted Cash Flows	Projected Collateral Prepayments	30.8%	40.9%	38.6%
			Projected Collateral Losses	5.2%	8.8%	6.8%
			Projected Collateral Recoveries	11.7%	16.7%	12.8%
Total return swaps—liability	(56)	Discounted Cash Flows	Yield	19.9%	19.9%	19.9%
Other secured borrowings, at fair value(4)	(1,003,037)	Market Quotes	Non Binding Third-Party Valuation	$97.68	$103.53	$101.10
			Yield	1.9%	3.2%	2.4%
			Projected Collateral Prepayments	—%	97.4%	65.9%
(1)For the range minimum, the range maximum, and the weighted average yield, excludes non-Agency RMBS with a negative yield, with a total fair value of $1.5 million. Including these securities the weighted average yield was 7.3%.
(2)Shown in basis points.
(3)For range minimum, range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $3.0 million. Including these securities the weighted average was 613 basis points.
(4)Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(5)Includes $12.9 million of non-performing securitized residential mortgage loans.
(6)Represents an estimation of where market participants might value an enterprise on a price-to-book basis.

December 31, 2020:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$70,619	Market Quotes	Non Binding Third-Party Valuation	$9.53	$204.61	$85.70
	57,219	Discounted Cash Flows
	127,838		Yield(1)	0.7%	52.6%	7.4%
			Projected Collateral Prepayments	—%	99.1%	45.3%
			Projected Collateral Losses	0.4%	72.6%	18.4%
			Projected Collateral Recoveries	—%	79.1%	16.8%
Non-Agency CMBS	53,199	Market Quotes	Non Binding Third-Party Valuation	$4.79	$98.00	$65.20
	9,949	Discounted Cash Flows
	63,148		Yield	3.7%	26.3%	8.7%
			Projected Collateral Losses	0.7%	10.7%	3.6%
			Projected Collateral Recoveries	72.4%	96.1%	90.6%
CLOs	102,910	Market Quotes	Non Binding Third-Party Valuation	$2.00	$330.00	$88.66
	8,190	Discounted Cash Flows
	111,100		Yield	3.4%	35.4%	10.5%
			Projected Collateral Prepayments	41.2%	97.7%	65.7%
			Projected Collateral Losses	1.7%	28.9%	11.2%
			Projected Collateral Recoveries	0.6%	15.2%	7.9%
Agency interest only RMBS	4,844	Market Quotes	Non Binding Third-Party Valuation	$1.91	$18.91	$8.38
	6,819	Option Adjusted Spread ("OAS")
	11,663		LIBOR OAS(2)(3)	297	2,886	914
			Projected Collateral Prepayments	8.3%	100.0%	75.9%
ABS backed by consumer loans	97	Market Quotes	Non Binding Third-Party Valuation	$96.51	$98.43	$97.33
	44,828	Discounted Cash Flows
	44,925		Yield	12.6%	27.5%	15.6%
			Projected Collateral Prepayments	0.0%	11.6%	7.7%
			Projected Collateral Losses	1.0%	21.1%	17.1%
Corporate debt and equity	5,672	Discounted Cash Flows	Yield	8.1%	10.8%	9.7%
Performing and re-performing residential mortgage loans	338,265	Discounted Cash Flows	Yield	2.5%	28.5%	5.4%
	15,659	Recent Transactions	Transaction Price	$60.00	$103.88	$103.44
	353,924
Securitized residential mortgage loans(4)(5)	$783,162	Market Quotes	Non Binding Third-Party Valuation	$5.34	$105.61	$100.22
	18,182	Discounted Cash Flows
	801,343		Yield	—%	38.7%	4.4%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(Continued)	(In thousands)
Non-performing residential mortgage loans	31,802	Discounted Cash Flows	Yield	1.2%	41.0%	12.1%
			Recovery Amount	0.9%	1713.0%	30.6%
			Months to Resolution	0.0	106.6	30.0
Performing commercial mortgage loans	181,545	Discounted Cash Flows	Yield	3.7%	9.7%	8.1%
Non-performing commercial mortgage loans	31,486	Discounted Cash Flows	Yield	8.6%	14.6%	10.8%
			Recovery Amount	100.0%	102.4%	100.8%
			Months to Resolution	1.8	5.8	3.7
Consumer loans	47,525	Discounted Cash Flows	Yield	7.8%	28.1%	11.2%
			Projected Collateral Prepayments	0.0%	36.0%	17.3%
			Projected Collateral Losses	0.9%	86.6%	9.4%
Corporate loans	5,855	Market Quotes	Non Binding Third-Party Valuation	$100.00	$100.00	$100.00
			Yield	21.1%	21.1%	21.1%
Investment in unconsolidated entities—Loan Originators(6)	79,536	Enterprise Value	Equity Price-to-Book(7)	1.4x	6.2x	1.8x
Investment in unconsolidated entities—Other(6)	62,084	Enterprise Value	Net Asset Value	n/a	n/a	n/a
	141,620
Total return swaps—asset	9	Discounted Cash Flows	Yield	22.0%	22.0%	22.0%
Credit default swaps on asset-backed securities	347	Net Discounted Cash Flows	Projected Collateral Prepayments	32.7%	39.7%	38.1%
			Projected Collateral Losses	6.6%	10.8%	8.9%
			Projected Collateral Recoveries	13.9%	18.1%	15.6%
Total return swaps—liability	(484)	Discounted Cash Flows	Yield	16.8%	16.8%	16.8%
Other secured borrowings, at fair value(4)	(754,921)	Market Quotes	Non Binding Third-Party Valuation	$85.37	$105.61	$102.04
			Yield	1.6%	3.0%	2.6%
			Projected Collateral Prepayments	—%	75.3%	48.7%
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
(6)Conformed to current period presentation.
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

The tables below includes a roll-forward of the Company's financial instruments for the three- and six-month periods ended June 30, 2021 and 2020 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended June 30, 2021

(In thousands)	Beginning Balance as of March 31, 2021	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2021
Assets:
Securities, at fair value:
Agency RMBS	$17,402	$(833)	$1,510	$(1,389)	$—	$(4,528)	$1,897	$(4,123)	$9,936
Non-Agency RMBS	127,329	604	2,576	(137)	1,782	(14,497)	4,299	(7,492)	114,464
CMBS	17,294	(13)	—	1,249	—	—	3,353	(4,858)	17,025
CLOs	37,585	272	(2,497)	9,155	140	—	4,257	(14,923)	33,989
Asset-backed securities backed by consumer loans	59,473	(1,326)	146	(1,098)	21,478	(9,419)	—	—	69,254
Corporate debt securities	4,761	—	47	177	591	(132)	—	—	5,444
Corporate equity securities	4,120	—	—	1,711	2,666	—	—	—	8,497
Loans, at fair value:
Residential mortgage loans	1,280,637	(3,240)	267	(528)	327,697	(159,182)	—	—	1,445,651
Commercial mortgage loans	235,948	15	(130)	334	90,332	(98,049)	—	—	228,450
Consumer loans	52,705	(1,993)	(11)	129	9,319	(8,133)	—	—	52,016
Corporate loan	13,226	—	—	—	3,360	(2)	—	—	16,584
Investments in unconsolidated entities, at fair value	147,684	—	33	18,569	69,464	(56,771)	—	—	178,979
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	320	—	16	(17)	3	(19)	—	—	303
Total return swaps	2	—	—	518	—	—	—	—	520
Total assets, at fair value	$1,998,486	$(6,514)	$1,957	$28,673	$526,832	$(350,732)	$13,806	$(31,396)	$2,181,112
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$(338)	$—	$(860)	$282	$860	$—	$—	$—	$(56)
Other secured borrowings, at fair value	(911,256)	—	—	2,005	230,853	(324,639)	—	—	(1,003,037)
Total liabilities, at fair value	$(911,594)	$—	$(860)	$2,287	$231,713	$(324,639)	$—	$—	$(1,003,093)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2021, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2021. For Level 3 financial instruments held by the Company at June 30, 2021, change in net unrealized gain (loss) of $10.4 million, $0.1 million, $16.4 million, $0.4 million, $0.3 million, and $2.0 million, for the three-month period ended June 30, 2021 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, and other secured borrowings, at fair value, respectively.
At June 30, 2021, the Company transferred $31.4 million of assets from Level 3 to Level 2 and $13.8 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

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

Six-Month Period Ended June 30, 2021

(In thousands)	Beginning Balance as of December 31, 2020	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2021
Assets:
Securities, at fair value:
Agency RMBS	$11,663	$(1,779)	$959	$(1,571)	$555	$(1,533)	$4,567	$(2,925)	$9,936
Non-Agency RMBS	127,838	1,248	2,351	(740)	22,392	(33,076)	5,834	(11,383)	114,464
CMBS	63,148	319	1,931	5,029	—	(41,088)	—	(12,314)	17,025
CLOs	111,100	1,240	(1,754)	16,208	104	(70,002)	1,604	(24,511)	33,989
Asset-backed securities backed by consumer loans	44,925	(1,983)	179	(1,583)	45,812	(18,096)	—	—	69,254
Corporate debt securities	4,082	—	227	183	1,617	(665)	—	—	5,444
Corporate equity securities	1,590	—	(385)	2,315	4,977	—	—	—	8,497
Loans, at fair value:
Residential mortgage loans	1,187,069	(5,711)	462	1,686	549,778	(287,633)	—	—	1,445,651
Commercial mortgage loans	213,031	24	306	70	147,499	(132,480)	—	—	228,450
Consumer loans	47,525	(3,836)	(1,276)	457	26,068	(16,922)	—	—	52,016
Corporate loan	5,855	—	—	—	10,731	(2)	—	—	16,584
Investments in unconsolidated entities, at fair value	141,620	—	161	25,076	82,333	(70,211)	—	—	178,979
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	347	—	42	(44)	7	(49)	—	—	303
Total return swaps	9	—	141	512	—	(142)	—	—	520
Total assets, at fair value	$1,959,802	$(10,478)	$3,344	$47,598	$891,873	$(671,899)	$12,005	$(51,133)	$2,181,112
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$(484)	$—	$(1,360)	$428	$1,360	$—	$—	$—	$(56)
Other secured borrowings, at fair value	(754,921)	—	—	3,248	323,783	(575,147)	—	—	(1,003,037)
Total liabilities, at fair value	$(755,405)	$—	$(1,360)	$3,676	$325,143	$(575,147)	$—	$—	$(1,003,093)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2021, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2021. For Level 3 financial instruments held by the Company at June 30, 2021, change in net unrealized gain (loss) of $11.9 million, $2.3 million, $22.7 million, $0.5 million, $0.4 million, and $3.2 million, for the six-month period ended June 30, 2021 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, and other secured borrowings, at fair value, respectively.
At June 30, 2021, the Company transferred $51.1 million of assets from Level 3 to Level 2 and $12.0 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Six-Month Period Ended June 30, 2020

(In thousands)	Beginning Balance as of December 31, 2019	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2020
Assets:
Securities, at fair value:
Agency RMBS	$19,904	$(3,245)	$(2)	$2,163	$5,660	$—	$411	$(11,984)	$12,907
Non-Agency RMBS	89,581	510	406	(7,809)	62,724	(27,817)	15,281	(4,269)	128,607
CMBS	29,805	433	(867)	(8,279)	40,235	(32,289)	44,886	(8,229)	65,695
CLOs	44,979	(41)	(7,518)	(28,099)	61,933	(1,769)	69,513	(2,532)	136,466
Asset-backed securities backed by consumer loans	48,610	(2,148)	(196)	(2,666)	17,545	(13,204)	—	—	47,941
Corporate debt securities	1,113	—	208	483	3,421	(3,274)	—	—	1,951
Corporate equity securities	1,394	—	7	(668)	363	(12)	—	—	1,084
Loans, at fair value:
Residential mortgage loans	932,203	(2,406)	(576)	(8,663)	201,233	(173,344)	—	—	948,447
Commercial mortgage loans	274,759	96	99	(134)	88,727	(68,051)	—	—	295,496
Consumer loans	186,954	(15,371)	15	(5,338)	76,318	(75,897)	—	—	166,681
Corporate loan	18,510	—	—	—	217	(12,500)	—	—	6,227
Investment in unconsolidated entities, at fair value	71,850	—	—	(854)	14,216	(12,659)	—	—	72,553
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	993	—	(956)	916	26	(626)	—	—	353
Total return swaps	620	—	242	(178)	—	(242)	—	—	442
Total assets, at fair value	$1,721,275	$(22,172)	$(9,138)	$(59,126)	$572,618	$(421,684)	$130,091	$(27,014)	$1,884,850
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$(436)	$—	$(504)	$359	$504	$—	$—	$—	$(77)
Other secured borrowings, at fair value	(594,396)	—	—	(1,457)	86,257	(233,092)	—	—	(742,688)
Total liabilities, at fair value	$(594,832)	$—	$(504)	$(1,098)	$86,761	$(233,092)	$—	$—	$(742,765)
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

The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021		December 31, 2020
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$134,695	$134,695	$111,647	$111,647
Restricted cash	175	175	175	175
Due from brokers	76,396	76,396	63,147	63,147
Reverse repurchase agreements	160,412	160,412	38,640	38,640
Liabilities:
Repurchase agreements	1,916,749	1,916,749	1,496,931	1,496,931
Other secured borrowings	86,374	86,374	51,062	51,062
Senior notes, net	86,860	85,693	86,000	85,561
Due to brokers	2,130	2,130	5,059	5,059
Cash and cash equivalents generally includes cash held in interest bearing overnight accounts, for which fair value equals the carrying value, and investments which are liquid in nature, such as investments in money market accounts or U.S. Treasury Bills, for which fair value equals the carrying value; such assets are considered Level 1. Restricted cash includes cash held in a segregated account for which fair value equals the carrying value; such assets are considered Level 1. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; fair value of these items is approximated by carrying value and such items are considered Level 1. The Company's reverse repurchase agreements, repurchase agreements, and other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements, repurchase agreements, and other secured borrowings are classified as Level 2 based on the adequacy of the collateral and their short term nature. Senior notes, net are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments. As of June 30, 2021 and December 31, 2020, the estimated fair value of the Company's Senior notes was based on a third-party valuation.

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of June 30, 2021 and December 31, 2020.
June 30, 2021:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$213,767	$10,286	$224,053	$1,804	$(1,030)	$224,827	2.71%	1.50%	4.39
20-year fixed-rate mortgages	49,918	2,962	52,880	—	(772)	52,108	2.45%	1.28%	5.02
30-year fixed-rate mortgages	995,081	53,817	1,048,898	13,971	(6,128)	1,056,741	3.31%	2.21%	5.87
Adjustable rate mortgages	25,744	1,443	27,187	42	(136)	27,093	2.85%	2.14%	4.64
Reverse mortgages	70,726	4,387	75,113	1,309	(488)	75,934	3.46%	2.49%	4.21
Interest only securities	n/a	n/a	37,629	4,211	(2,795)	39,045	3.54%	9.11%	5.02
Non-Agency RMBS	310,337	(138,278)	172,059	12,006	(4,302)	179,763	3.90%	7.20%	4.79
CMBS	75,981	(33,955)	42,026	1,326	(3,801)	39,551	2.92%	8.23%	7.75
Non-Agency interest only securities	n/a	n/a	10,270	1,755	(271)	11,754	0.97%	13.92%	4.64
CLOs	n/a	n/a	80,665	4,879	(15,005)	70,539	3.53%	9.09%	3.54
ABS backed by consumer loans	106,144	(35,522)	70,622	2,654	(4,022)	69,254	11.73%	14.78%	1.28
Corporate debt	33,076	(28,662)	4,414	1,480	(10)	5,884	0.75%	7.50%	2.58
Corporate equity	n/a	n/a	6,196	2,360	(59)	8,497	n/a	n/a	n/a
Total Long	1,880,774	(163,522)	1,852,012	47,797	(38,819)	1,860,990	3.56%	3.71%	5.19
Short:
Corporate debt	(200)	(2)	(202)	—	(20)	(222)	5.18%	4.67%	5.92
U.S. Treasury securities	(105,230)	1,144	(104,086)	664	(417)	(103,839)	1.00%	1.08%	7.44
European sovereign bonds	(40,984)	2,006	(38,978)	88	(2,423)	(41,313)	0.21%	0.07%	2.82
Total Short	(146,414)	3,148	(143,266)	752	(2,860)	(145,374)	0.79%	0.81%	6.13
Total	$1,734,360	$(160,374)	$1,708,746	$48,549	$(41,679)	$1,715,616	3.80%	3.50%	5.11
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

The following tables detail weighted average life of the Company's Agency RMBS as of June 30, 2021 and December 31 2020.
June 30, 2021:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$77,820	$76,491	4.36%	$6,672	$6,890	2.85%
Greater than three years and less than seven years	1,168,339	1,161,681	3.21%	27,420	27,034	4.04%
Greater than seven years and less than eleven years	190,544	189,959	2.54%	3,560	2,365	1.22%
Greater than eleven years	—	—	—%	1,393	1,340	1.12%
Total	$1,436,703	$1,428,131	3.19%	$39,045	$37,629	3.54%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of June 30, 2021 and December 31, 2020.
June 30, 2021:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$89,036	$84,000	4.74%	$4,559	$3,317	0.90%	$97,320	$101,706	9.00%
Greater than three years and less than seven years	77,216	72,818	3.52%	4,368	4,033	1.51%	48,357	53,995	3.71%
Greater than seven years and less than eleven years	43,198	47,499	2.08%	2,827	2,920	0.30%	—	—	—%
Greater than eleven years	9,864	9,768	4.08%	—	—	—%	—	—	—%
Total	$219,314	$214,085	3.70%	$11,754	$10,270	0.97%	$145,677	$155,701	7.17%
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
The following tables detail the components of interest income by security type for the three- and six-month periods ended June 30, 2021 and 2020:

	Three-Month Period Ended
(In thousands)	June 30, 2021			June 30, 2020
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$14,300	$(2,972)	$11,328	$12,603	$(9,218)	$3,385
Non-Agency RMBS and CMBS	3,259	964	4,223	3,631	1,377	5,008
CLOs	1,909	571	2,480	3,987	376	4,363
Other securities(1)	4,173	(1,326)	2,847	3,098	(1,104)	1,994
Total	$23,641	$(2,763)	$20,878	$23,319	$(8,569)	$14,750

	Six-Month Period Ended
(In thousands)	June 30, 2021			June 30, 2020
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$28,652	$(10,572)	$18,080	$33,515	$(18,062)	$15,453
Non-Agency RMBS and CMBS	7,015	2,431	9,446	7,684	2,090	9,774
CLOs	4,445	1,515	5,960	9,406	(635)	8,771
Other securities(1)	7,706	(1,983)	5,723	6,023	(2,149)	3,874
Total	$47,818	$(8,609)	$39,209	$56,628	$(18,756)	$37,872
(1)Other securities includes ABS backed by consumer loans, corporate debt securities, and U.S. Treasury securities.
For the three-month periods ended June 30, 2021 and 2020, the Catch-Up Premium Amortization Adjustment was $3.0 million and $(3.6) million, respectively. For the six-month periods ended June 30, 2021 and 2020, the Catch-Up Premium Amortization Adjustment was $3.0 million and $(4.8) million, respectively.

The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three- and six-month periods ended June 30, 2021 and 2020.

	Three-Month Period Ended
(In thousands)	June 30, 2021				June 30, 2020
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses	Net Realized Gain (Loss)
Agency RMBS	$417,359	$2,997	$(6,930)	$(3,933)	$140,109	$4,673	$(614)	$4,059
Non-Agency RMBS and CMBS	18,544	2,900	(152)	2,748	20,621	1,031	(2,769)	(1,738)
CLOs	43,426	2,320	(3,250)	(930)	7,172	—	(3,178)	(3,178)
Other securities(3)	15,375	247	(84)	163	36,727	264	(55)	209
Total	$494,704	$8,464	$(10,416)	$(1,952)	$204,629	$5,968	$(6,616)	$(648)
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(82) thousand and $(13.8) million, for the three-month periods ended June 30, 2021 and 2020, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

	Six-Month Period Ended
(In thousands)	June 30, 2021				June 30, 2020
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses	Net Realized Gain (Loss)
Agency RMBS	$492,218	$3,378	$(7,291)	$(3,913)	$1,425,590	$13,698	$(3,231)	$10,467
Non-Agency RMBS and CMBS	141,752	9,139	(1,147)	7,992	98,423	9,432	(3,729)	5,703
CLOs	129,001	3,491	(3,429)	62	41,714	1,122	(3,202)	(2,080)
Other securities(3)	24,681	503	(130)	373	157,311	900	(254)	646
Total	$787,652	$16,511	$(11,997)	$4,514	$1,723,038	$25,152	$(10,416)	$14,736
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(1.3) million and $(13.8) million for the six-month periods ended June 30, 2021 and 2020, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.
The following tables present the fair value and gross unrealized losses of our long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost bases, by length of time that such securities have been in an unrealized loss position at June 30, 2021 and December 31, 2020.
June 30, 2021:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$703,563	$(8,569)	$347	$(13)	$703,910	$(8,582)
Non-Agency RMBS and CMBS	10,865	(487)	2,817	(219)	13,682	(706)
CLOs	43	(20)	7,114	(3,674)	7,157	(3,694)
Other securities(1)	—	(5)	—	—	—	(5)
Total	$714,471	$(9,081)	$10,278	$(3,906)	$724,749	$(12,987)
(1)Other securities includes ABS backed by consumer loans and corporate debt and equity securities.

December 31, 2020:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$126,926	$(981)	$832	$(44)	$127,758	$(1,025)
Non-Agency RMBS and CMBS	20,474	(2,616)	2,599	(348)	23,073	(2,964)
CLOs	5,279	(753)	1,196	(1,131)	6,475	(1,884)
Other securities(1)	1,107	(8)	—	—	1,107	(8)
Total	$153,786	$(4,358)	$4,627	$(1,523)	$158,413	$(5,881)
(1)Other securities includes ABS backed by consumer loans, corporate debt and equity, and U.S. Treasury securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of June 30, 2021 and December 31, 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $16.9 million and $24.9 million, respectively, related to adverse changes in estimated future cash flows on its securities. Certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such securities; as of June 30, 2021 and December 31, 2020, the estimated credit losses on such securities was $0.3 million and $2.6 million, respectively.
The Company has determined for certain securities that a portion of such securities cost basis is not collectible. For the three-month periods ended June 30, 2021 and 2020, the Company recognized realized losses on these securities of $(82) thousand and $(13.8) million, respectively. For the six-month periods ended June 30, 2021 and 2020, the Company recognized realized losses on these securities of $(1.3) million and $(13.8) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, and corporate loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of June 30, 2021 and December 31, 2020:

	As of
(In thousands)	June 30, 2021		December 31, 2020
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$1,394,434	$1,445,651	$1,150,303	$1,187,069
Commercial mortgage loans	228,318	228,450	212,716	213,031
Consumer loans	50,312	52,016	48,180	47,525
Corporate loans	16,584	16,584	5,855	5,855
Total	$1,689,648	$1,742,701	$1,417,054	$1,453,480
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

The following table provides details, by accrual status, for loans that are 90 days or more past due as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021		December 31, 2020
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$45,212	$42,185	$64,509	$60,381
Commercial mortgage loans	36,282	36,427	44,233	44,052
Consumer loans	438	403	1,015	930
Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of June 30, 2021 and December 31, 2020.
June 30, 2021:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$1,394,434	$27,020	$1,421,454	$28,787	$(4,590)	$1,445,651	5.95%	4.73%	1.51
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.063 billion of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $26.7 million and $(0.4) million of gross unrealized gains and gross unrealized losses, respectively; such unrealized gains (losses) are included on the Company's Condensed Consolidated Statement of Operations in Unrealized gains (losses) on securities and loans, net. See Residential Mortgage Loan Securitizations in Note 10 for additional information.
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

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of June 30, 2021 and December 31, 2020:

Property Location by U.S. State	June 30, 2021	December 31, 2020
California	41.9%	43.1%
Florida	15.5%	14.8%
Texas	10.5%	10.2%
Colorado	2.9%	3.1%
Massachusetts	2.6%	2.6%
Utah	2.6%	1.7%
Arizona	2.3%	2.0%
Illinois	2.3%	1.8%
Nevada	1.8%	1.9%
Oregon	1.8%	2.2%
New York	1.7%	1.6%
North Carolina	1.3%	1.1%
Washington	1.2%	1.4%
Georgia	1.2%	1.3%
Connecticut	1.1%	0.9%
New Jersey	1.1%	1.4%
Maryland	0.8%	1.0%
Other	7.4%	7.9%
	100.0%	100.0%
The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of June 30, 2021 and December 31, 2020.

	As of
	June 30, 2021		December 31, 2020
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$18,934	$17,918	$18,120	$16,741
Non-performing	42,236	39,421	62,009	58,169
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. As of June 30, 2021 and December 31, 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $2.1 million and $2.2 million, respectively, related to adverse changes in estimated future cash flows on its residential mortgage loans. Certain of the Company's residential mortgage loans, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such loans; as of June 30, 2021 and December 31, 2020, the estimated credit losses on such loans was $0.1 million and $0.2 million, respectively.
The Company has determined for certain of its residential mortgage loans that a portion of such loans' cost basis is not collectible. For the three-month period ended June 30, 2020, the Company recognized realized losses on these loans of $0.5 million. For the six-month periods ended June 30, 2021 and 2020, the Company recognized realized losses on these loans of $33 thousand and $0.5 million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
As of June 30, 2021 and December 31, 2020, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $16.0 million and $14.9 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of June 30, 2021 and December 31, 2020:
June 30, 2021:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$228,318	$38	$228,356	$422	$(328)	$228,450	8.12%	8.12%	0.96
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $36.4 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of June 30, 2021 and December 31, 2020:

Property Location by U.S. State	June 30, 2021	December 31, 2020
Florida	19.3%	23.8%
New York	17.8%	15.2%
Connecticut	8.1%	11.2%
Missouri	7.9%	7.9%
Ohio	6.8%	7.3%
Massachusetts	5.7%	6.1%
New Jersey	5.7%	5.8%
California	5.5%	5.9%
Michigan	5.5%	—%
North Carolina	5.4%	2.2%
Arizona	4.0%	4.3%
New Hampshire	3.9%	—%
Indiana	2.6%	2.8%
Nevada	1.8%	1.9%
Virginia	—%	4.2%
Illinois	—%	1.4%
	100.0%	100.0%
As of June 30, 2021, the Company had six non-performing commercial mortgage loans with an unpaid principal balance and fair value of $36.3 million and $36.4 million, respectively. As of December 31, 2020, the Company had three non-performing commercial mortgage loans with an unpaid principal balance and fair value of $31.8 million and $31.5 million, respectively.
As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of both June 30, 2021 and December 31, 2020, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $0.4 million, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
As of December 31, 2020, the Company had one commercial mortgage loan with a fair value of $10.5 million that was in the process of foreclosure. The Company did not have any commercial mortgage loans in the process of foreclosure as of June 30, 2021.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of June 30, 2021 and December 31, 2020:
June 30, 2021:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$50,312	$1,974	$52,286	$981	$(1,251)	$52,016	1.00	3
(1)Includes $0.4 million of charged-off loans for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of June 30, 2021 and December 31, 2020:

Days Past Due	June 30, 2021	December 31, 2020
Current	96.1%	90.4%
30-59 Days	1.8%	3.4%
60-89 Days	1.2%	3.3%
90-119 Days	0.8%	2.8%
>120 Days	0.1%	0.1%
	100.0%	100.0%
During the three-month periods ended June 30, 2021 and 2020, the Company charged off $0.5 million and $5.1 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. During the six-month periods ended June 30, 2021 and 2020, the Company charged off $2.4 million and $10.0 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of June 30, 2021 and December 31, 2020, the Company held charged-off consumer loans with an aggregate fair value of $0.4 million and $0.6 million, respectively, for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of June 30, 2021 and December 31, 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $1.2 million and $2.9 million, respectively, on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible; for the six-month period ended June 30, 2021, the Company recognized realized losses on these loans of $1.3 million. No such realized losses were recognized for the three-month periods ended June 30, 2021 and 2020 or the six-month period ended June 30, 2020.
Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of June 30, 2021 and December 31, 2020:
June 30, 2021:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$16,584	$16,584	17.72%	3.14
(1)See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2020:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$5,855	$5,855	20.00%	1.75
(1)See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
6. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of June 30, 2021 and December 31, 2020, the Company's investments in unconsolidated entities had an aggregate fair value of $179.0 million and $141.6 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the three month periods ended June 30, 2021 and 2020, the Company recognized $18.6 million and $5.6 million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. For the six month periods ended June 30, 2021 and 2020, the Company recognized $25.2 million and $(0.9) million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. As of June 30, 2021 and December 31, 2020, the Company had non-controlling equity interests in various loan originators with an aggregate fair value of $103.2 million and $79.5 million, respectively. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of June 30, 2021 and December 31, 2020, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $28.7 million and $13.6 million, respectively.
The following table provides details about the Company's investments in unconsolidated entities as of June 30, 2021 and December 31, 2020:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	June 30, 2021	December 31, 2020
Longbridge Financial, LLC(1)	Preferred shares	49.7%	49.7%
LendSure Mortgage Corp.(1)(2)	Common shares	49.9%	49.9%
Elizon TCG SBC 2017-1(1)	Membership Interest	35.8%	36.0%
Jepson Holdings Limited(1)	Membership Interest	30.1%	30.1%
Elizon DB 2015-1 LLC(1)(3)(4)	Membership Interest	6.1%	8.9%
Elizon NM CRE 2020-1 LLC(1)(3)(5)	Membership Interest	53.0%	—%
Elizon CH CRE 2021-1 LLC(1)(3)(6)	Membership Interest	7.8%	—%
Other(1)(7)(8)(9)	Various	8.0%–56.3%	7.4%–56.3%
(1)See Note 13 for additional details on the Company's related party transactions.
(2)Excludes investment in warrants convertible into non-voting common shares; including such warrants the Company's additional non-voting stake in the entity was 15.0% as of both June 30, 2021 and December 31, 2020. See Note 13 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.

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
(4)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 54.8% and 58.2% as of June 30, 2021 and December 31, 2020, respectively.
(5)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 35.6% as of June 30, 2021.
(6)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 51.9% as of June 30, 2021.
(7)Includes interest in Consumer Risk Retention Vehicle, as defined in Note 10—Participation in Multi-Seller Consumer Loan Securitization. The Company has evaluated this entity and determined that it does not meet the definition of a VIE. The Company evaluated its interest in the entity under the voting interest model outlined in ASC 810, and has determined that the Company does not control this entity. As a result, the Company has not consolidated the entity. See Note 10 for additional details on the Company's securitization transactions.
(8)Includes interest in warehouse facilities; see Note 13—Participation in CLO Transactions, for additional details.
(9)Excludes investment in non-voting common shares of a loan originator; including such shares the Company's additional non-voting stake in such entity was 16.4% as of June 30, 2021. There were no additional non-voting shares held by the Company at December 31, 2020. See Note 13 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
As of June 30, 2021, the Company's investment in Longbridge Financial, LLC, a reverse mortgage loan originator, was considered significant pursuant to Regulation S-X. For the three-month periods ended June 30, 2021 and 2020, the Company recognized $10.8 million and $4.8 million, respectively of unrealized gains from its investment in Longbridge Financial, LLC, which is included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations. For the six-month periods ended June 30, 2021 and 2020, the Company recognized $11.3 million and $4.3 million, respectively, of unrealized gains from its investment in Longbridge Financial, LLC. The following table provides a summary of the results of operations of this entity for the three- and six-month periods ended June 30, 2021 and 2020.

	Three-Month Period Ended		Six-Month Period Ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$113,263	$67,960	$190,618	$126,675
Net income (loss)	$19,186	$12,020	$31,712	$12,939
7. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the three- and six-month periods ended June 30, 2021 and 2020:

	Three-Month Period Ended
	June 30, 2021		June 30, 2020
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (March 31, 2021 and 2020, respectively)	15	$35,557	16	$25,054
Transfers from mortgage loans	—	—	1	100
Capital expenditures and other adjustments to cost		1,420		12
Adjustments to record at the lower of cost or fair value		(1,315)		(277)
Disposals	(1)	(367)	(4)	(845)
Ending Balance (June 30, 2021 and 2020, respectively)	14	$35,295	13	$24,044

	Six-Month Period Ended
	June 30, 2021		June 30, 2020
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2020 and 2019, respectively)	13	$23,598	15	$30,584
Transfers from mortgage loans	3	12,554	5	1,522
Capital expenditures and other adjustments to cost		1,893		126
Adjustments to record at the lower of cost or fair value		(2,105)		(960)
Disposals	(2)	(645)	(7)	(7,228)
Ending Balance (June 30, 2021 and 2020, respectively)	14	$35,295	13	$24,044
During the three-month period ended June 30, 2021, the Company sold one REO property, realizing a net gain (loss) of approximately $(74) thousand. During the three-month period ended June 30, 2020, the Company sold four REO properties, realizing a net gain (loss) of approximately $(0.2) million. During the six-month period ended June 30, 2021, the Company sold two REO properties, realizing a net gain (loss) of approximately $(13) thousand. During the six-month ended June 30, 2020, the Company sold seven REO properties, realizing a net gain (loss) of approximately $0.1 million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Condensed Consolidated Statement of Operations. As of June 30, 2021 and December 31, 2020 all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. As of June 30, 2021 and December 31, 2020, the Company had REO measured at fair value on a non-recurring basis of $22.5 million and $22.4 million, respectively.
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

The following table details the fair value of the Company's holdings of financial derivatives as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$410	$961
TBA securities sale contracts	1,618	1
Fixed payer interest rate swaps	2,060	125
Fixed receiver interest rate swaps	5,160	8,394
Credit default swaps on asset-backed securities	303	347
Credit default swaps on asset-backed indices	1,357	2,184
Credit default swaps on corporate bond indices	200	3,420
Total return swaps	520	9
Options	294	—
Futures	659	2
Forwards	445	—
Warrants	2	36
Total financial derivatives–assets, at fair value	13,028	15,479
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(4)	—
TBA securities sale contracts	(325)	(925)
Fixed payer interest rate swaps	(10,037)	(15,109)
Fixed receiver interest rate swaps	(503)	(65)
Credit default swaps on asset-backed indices	(91)	(130)
Credit default swaps on corporate bonds	(384)	(747)
Credit default swaps on corporate bond indices	(2,616)	(6,438)
Total return swaps	(56)	(484)
Futures	(155)	(376)
Forwards	—	(279)
Total financial derivatives–liabilities, at fair value	(14,171)	(24,553)
Total	$(1,143)	$(9,074)

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of June 30, 2021 and December 31, 2020:
June 30, 2021:

			Weighted Average
	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$64,100	$(557)	0.99%	0.13%	0.68
2023	381,640	(3,662)	0.74	0.14	1.79
2024	314,762	275	0.43	0.15	2.74
2025	52,692	(239)	0.86	0.14	3.95
2026	10,000	(34)	0.90	—	4.67
2027	9,732	333	0.49	0.13	5.99
2028	51,644	(1,053)	1.40	0.15	6.70
2029	19,152	(1,130)	1.98	0.17	8.05
2030	9,585	171	1.09	0.13	8.73
2031	63,427	(668)	1.47	0.16	9.70
2035	500	38	0.78	0.09	14.32
2036	1,100	18	1.45	0.16	14.64
2040	500	49	0.90	0.09	19.32
2049	5,796	(1,584)	2.89	0.20	27.53
2050	500	66	0.98	0.09	29.33
Total	$985,130	$(7,977)	0.78%	0.14%	3.36
December 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$17,500	$(231)	2.75%	0.24%	0.22
2022	96,533	(1,535)	1.19	0.22	1.14
2023	146,012	(4,770)	1.50	0.23	2.42
2025	66,503	(1,034)	0.73	0.21	4.75
2026	11,216	(458)	1.23	0.25	5.50
2027	9,732	60	0.49	0.24	6.48
2028	16,644	(2,169)	2.39	0.24	7.32
2029	22,744	(2,289)	1.94	0.23	8.61
2030	13,015	(369)	1.13	0.22	9.29
2035	500	15	0.78	0.09	14.81
2036	1,100	(47)	1.45	0.25	15.13
2040	500	20	0.90	0.09	19.82
2049	5,796	(2,208)	2.89	0.23	28.02
2050	500	31	0.98	0.09	29.82
Total	$408,295	$(14,984)	1.39%	0.23%	3.82

The following tables provide information about the Company's fixed receiver interest rate swaps as of June 30, 2021 and December 31, 2020:
June 30, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$12,500	$107	0.12%	1.75%	0.22
2022	53,974	934	0.13	1.85	0.67
2023	41,407	1,463	0.13	2.00	1.72
2024	76,342	2,565	0.18	1.57	3.30
2026	67,449	(314)	0.16	0.76	4.71
2031	2,086	55	0.12	1.63	9.70
2035	500	(37)	0.09	0.74	14.32
2040	500	(49)	0.09	0.84	19.32
2050	500	(67)	0.09	0.90	29.33
Total	$255,258	$4,657	0.15%	1.49%	2.87
December 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$12,950	$205	0.24%	1.75%	0.71
2022	103,974	1,413	0.22	1.07	1.48
2023	48,657	2,209	0.24	2.00	2.26
2024	86,342	4,567	0.22	1.65	3.73
2035	500	(14)	0.09	0.74	14.81
2040	500	(20)	0.09	0.84	19.82
2050	500	(31)	0.09	0.90	29.82
Total	$253,423	$8,329	0.22%	1.48%	2.48

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021			December 31, 2020
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$523	$8	24.21	$395	$5	16.99
Credit default swaps on corporate bond indices	2,256	200	2.47	67,779	3,296	2.52
Short:
Credit default swaps on asset-backed securities	(908)	303	14.21	(957)	347	14.70
Credit default swaps on asset-backed indices	(7,426)	1,349	38.04	(12,888)	2,179	39.61
Credit default swaps on corporate bond indices	—	—	—	(2,173)	124	2.97
Liability:
Long:
Credit default swaps on asset-backed indices	182	(91)	27.82	479	(130)	32.36
Short:
Credit default swaps on asset-backed indices	(1)	—	28.51	(1)	—	29.00
Credit default swaps on corporate bonds	(5,800)	(384)	3.77	(8,400)	(747)	4.17
Credit default swaps on corporate bond indices	(26,759)	(2,616)	4.82	(110,624)	(6,438)	2.78
	$(37,933)	$(1,231)	11.15	$(66,390)	$(1,364)	10.25
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021			December 31, 2020
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Long Contracts:
U.S. Treasury futures	$1,900	$130	2.77	$—	$—	—
Short Contracts:
U.S. Treasury futures	(144,200)	529	3.07	(300)	2	2.70
Liabilities:
Long Contracts:
U.S. Treasury futures	—	—	—	1,900	(9)	2.70
Short Contracts:
U.S. Treasury futures	(34,300)	(155)	2.77	(178,200)	(367)	2.94
Total, net	$(176,600)	$504	3.01	$(176,600)	$(374)	2.94
Options
The following table provides information about the Company's options contracts as of June 30, 2021. The Company did not have any options contracts as of December 31, 2020:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Put options on credit default swaps on corporate bond indices (1)	$294	5.6	$30,000	5.00	5.00%
(1)Represents the option on the part of the Company to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.
Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	1,897	$2	1.90	1,897	$36	2.40

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
As of June 30, 2021 and December 31, 2020, the Company had outstanding TBA purchase and sale contracts as follows:

	June 30, 2021				December 31, 2020
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$201,583	$203,425	$203,835	$410	$149,990	$155,008	$155,969	$961
Liabilities	16,190	16,461	16,457	(4)	—	—	—	—
	217,773	219,886	220,292	406	149,990	155,008	155,969	961
Sale contracts:
Assets	(561,521)	(594,634)	(593,016)	1,618	(4,400)	(4,765)	(4,764)	1
Liabilities	(224,100)	(232,037)	(232,362)	(325)	(499,667)	(531,034)	(531,959)	(925)
	(785,621)	(826,671)	(825,378)	1,293	(504,067)	(535,799)	(536,723)	(924)
Total TBA securities, net	$(567,848)	$(606,785)	$(605,086)	$1,699	$(354,077)	$(380,791)	$(380,754)	$37
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

Gains and losses on the Company's derivative contracts for the three- and six-month periods ended June 30, 2021 and 2020 are summarized in the tables below:
Three-Month Period Ended June 30, 2021:

Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$77	$(300)	$(223)	$(709)	$(4,221)	$(4,930)
Credit default swaps on asset-backed securities	Credit		16	16		(18)	(18)
Credit default swaps on asset-backed indices	Credit		129	129		(221)	(221)
Credit default swaps on corporate bond indices	Credit		836	836		(1,418)	(1,418)
Credit default swaps on corporate bonds	Credit		153	153		(219)	(219)
Total return swaps	Credit		(860)	(860)		801	801
TBAs	Interest Rate		(358)	(358)		2,365	2,365
Options	Credit		—	—		(62)	(62)
Futures	Interest Rate		896	896		(2,037)	(2,037)
Forwards	Currency		(164)	(164)		98	98
Warrants	Equity Market/Credit		—	—		(39)	(39)
Total		$77	$348	$425	$(709)	$(4,971)	$(5,680)
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $3 thousand for the three-month period ended June 30, 2021, which is included on the Condensed Consolidated Statement of Operations in Other, net.

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
(2)Includes foreign currency remeasurement on financial derivatives in the amount of $3 thousand for the three-month period ended June 30, 2020, which is included on the Condensed Consolidated Statement of Operations in Other, net.

Six-Month Period Ended June 30, 2021

Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives(1)	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(2)
(In thousands)
Interest rate swaps	Interest Rate	$(739)	$147	$(592)	$(299)	$3,454	$3,155
Credit default swaps on asset-backed securities	Credit		42	42		(44)	(44)
Credit default swaps on asset-backed indices	Credit		1,199	1,199		(1,178)	(1,178)
Credit default swaps on corporate bond indices	Credit		(88)	(88)		(890)	(890)
Credit default swaps on corporate bonds	Credit		81	81		(153)	(153)
Total return swaps	Credit		(1,202)	(1,202)		940	940
Options	Credit		—	—		(62)	(62)
TBAs	Interest Rate		4,961	4,961		1,661	1,661
Futures	Interest Rate		1,913	1,913		878	878
Forwards	Currency		(76)	(76)		725	725
Warrants	Equity Market/Credit		—	—		(34)	(34)
Total		$(739)	$6,977	$6,238	$(299)	$5,297	$4,998
(1)Includes realized gain/(loss) on transactions involving foreign-currency-denominated financial derivatives in the amount of $18 thousand for the six-month period ended June 30, 2021, which is included on the Condensed Consolidated Statement of Operations in Other, net.
(2)Includes foreign currency remeasurement on financial derivatives in the amount of $(30) thousand for the six-month period ended June 30, 2021, which is included on the Condensed Consolidated Statement of Operations in Other, net.

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
(2)Includes foreign currency remeasurement on financial derivatives in the amount of $19 thousand for the six-month period ended June 30, 2020, which is included on the Condensed Consolidated Statement of Operations in Other, net.
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six-month-period ended June 30, 2021 and the year ended December 31, 2020:

Derivative Type	Six-Month Period Ended June 30, 2021	Year Ended December 31, 2020
(In thousands)
TBAs	$1,036,552	$713,634
Interest rate swaps	986,719	1,009,110
Futures	180,400	149,538
Credit default swaps	168,088	277,990
Forwards	24,878	26,413
Total return swaps	4,590	6,975
Options	4,286	1,500
Warrants	1,897	1,570
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of June 30, 2021 and December 31, 2020, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at June 30, 2021 and December 31, 2020 are summarized below:

Credit Derivatives	June 30, 2021	December 31, 2020
(In thousands)
Fair Value of Written Credit Derivatives, Net	$117	$3,171
Notional Value of Written Credit Derivatives (1)	2,961	68,653
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at June 30, 2021 and December 31, 2020, implied credit spreads on such contracts ranged between 116.5 and 144.0 basis points and 40.0 and 274.8 basis points, respectively. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(0.1) million as of both June 30, 2021 and December 31, 2020. Estimated points up front on these contracts as of June 30, 2021 ranged between 49.1 and 85.2 and as of December 31, 2020 ranged between 56.2 and 85.2. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at June 30, 2021 and December 31, 2020 were $0.8 million and $(2.0) million, respectively.

9. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020. See Note 10 and Note 13 for additional information on the Company's consolidated VIEs.

(In thousands)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,563	$701
Restricted cash	175	175
Securities, at fair value	69,012	44,523
Loans, at fair value	1,713,550	1,435,067
Investments in unconsolidated entities, at fair value	25,127	6,345
Real estate owned	35,295	23,598
Due from brokers	1,120	—
Investment related receivables	29,763	24,824
Other assets	3,337	2,001
Total Assets	$1,878,942	$1,537,234
Liabilities
Repurchase agreements	$292,543	$275,019
Other secured borrowings	83,854	51,062
Other secured borrowings, at fair value	1,003,037	754,921
Interest payable	656	776
Accrued expenses and other liabilities	904	1,103
Total Liabilities	1,380,994	1,082,881
Total Stockholders' Equity	479,531	430,554
Non-controlling interests	18,417	23,799
Total Equity	497,948	454,353
Total Liabilities and Equity	$1,878,942	$1,537,234
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of June 30, 2021 and December 31, 2020, the fair value of the Company's investment in the notes issued by the CLO Issuers was $27.5 million and $17.3 million, respectively.
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
Notwithstanding that the Certificates carry final scheduled distribution dates in November 2059 or later, the applicable Depositor may, at its sole option, purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) the applicable anniversary of the closing date (typically two or three years) of the respective securitization or (2) the date on which the aggregate unpaid principal balance of the applicable Collateral Pool has declined below 30% of the aggregate unpaid principal balance of the applicable Collateral Pool as of the date as of which such loans were originally transferred to the applicable Issuing Entity. The purchase price that the Depositor is required to pay in connection with an Optional Redemption is equal to the sum of the unpaid principal balance of each class of Certificates as of the redemption date and any accrued and unpaid interest thereon. In light of these Optional Redemption rights held by the applicable Depositor, the transfers of non-QM loans to each of the Issuing Entities do not qualify as sales under ASC 860-10.
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

The following table details the Company's outstanding consolidated residential mortgage loan securitizations:

Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor	Total Face Amount of Certificates Issued
		(In thousands)
Ellington Financial Mortgage Trust 2019-2	11/19	$267,255	$267,255	(1)
Ellington Financial Mortgage Trust 2020-1	6/20	259,273	259,273	(2)
Ellington Financial Mortgage Trust 2020-2	11/20	219,732	219,732	(3)
Ellington Financial Mortgage Trust 2021-1	2/21	251,771	251,771	(4)
Ellington Financial Mortgage Trust 2021-2	6/21	331,777	331,777	(5)
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
(3)In order to comply with the Risk Retention Rules, the Sponsor purchased the excess cash flow certificates, with an aggregate value as of the settlement date equal to 5.2% of the fair value of all Certificates issued. Additionally, the Sponsor purchased the most subordinated class of Certificates with an aggregate value as of the settlement date equal to 2.4% of the fair value of all Certificates issued. Finally, the Sponsor also purchased, for an aggregate purchase price of $1.4 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.
(4)In order to comply with the Risk Retention Rules, the Sponsor purchased the excess cash flow certificates, with an aggregate value as of the settlement date equal to 5.4% of the fair value of all Certificates issued. Additionally, the Sponsor purchased the most subordinated class of Certificates with an aggregate value as of the settlement date equal to 0.4% of the fair value of all Certificates issued. Finally, the Sponsor also purchased, for an aggregate purchase price of $1.6 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.
(5)In order to comply with the Risk Retention Rules, the Sponsor purchased the most subordinated class of Certificates and the excess cash flow certificates, with an aggregate value as of the settlement date equal to 6.5% of the fair value of all Certificates issued. The Sponsor also purchased, for an aggregate purchase price of $2.1 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.
The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Assets:
Loans, at fair value	$1,063,061	$801,343
Investment related receivables	20,458	15,544
Liabilities:
Other secured borrowings, at fair value	1,003,037	754,921
Participation in Multi-Seller Consumer Loan Securitization
In November 2020, the Company participated in a securitization whereby the Company, together with another entity managed by Ellington (the "Consumer Co-Participant"), sold consumer loans with an aggregate unpaid principal balance of approximately $205.1 million to a newly formed securitization trust (the "Consumer Securitization Issuer"). Of the $205.1 million in loans sold to the Consumer Securitization Issuer, the Company's share was 56.3% while the Consumer Co-Participant's share was 43.7%. The transfer was accounted for as a sale in accordance with ASC 860-10. Pursuant to the securitization, the Consumer Securitization Issuer issued senior and subordinated notes in the principal amounts of $158.4 million and $35.2 million, respectively. Trust certificates representing beneficial ownership of the Issuer were also issued. In connection with the transaction, and through a jointly owned newly formed entity (the "Consumer Risk Retention Vehicle"), the Company and the Consumer Co-Participant acquired certain of the subordinated notes as well as the trust certificates in the Issuer. The Company and the co-participant acquired 56.3% and 43.7%, respectively, of the interests in the Consumer Risk Retention Vehicle. As of June 30, 2021, the Company's total interest in the Consumer Risk Retention Vehicle, for which the Company has elected the FVO, was 56.3%, or $16.5 million. As of December 31, 2020, the Company's total interest in the Consumer Risk Retention Vehicle, for which the Company has elected the FVO, was 56.3% or $19.1 million. The fair value of the Consumer Risk Retention Vehicle is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.

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
11. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of June 30, 2021 and December 31, 2020, the Company's total secured borrowings were $3.0 billion and $2.3 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 24 counterparties as of both June 30, 2021 and December 31, 2020.
As of June 30, 2021, remaining days to maturity on the Company's open repurchase agreements ranged from 1 day to 730 days. Interest rates on the Company's open repurchase agreements ranged from 0.10% to 3.75% as of June 30, 2021. As of December 31, 2020, remaining days to maturity on the Company's open repurchase agreements ranged from 4 days to 516 days. Interest rates on the Company's open repurchase agreements ranged from 0.20% to 5.00% as of December 31, 2020.

The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS and credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), by remaining maturity as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$256,205	0.15%	13	$265,556	0.28%	17
31-60 Days	379,356	0.16%	45	385,141	0.25%	44
61-90 Days	222,787	0.19%	74	174,586	0.28%	70
91-120 Days	11,352	0.29%	103	—	—%	—
121-150 Days	116,978	0.14%	135	2,692	0.27%	126
151-180 Days	—	—%	—	59,857	0.32%	162
181-360 Days	441,825	0.19%	271	34,030	0.32%	252
Total Agency RMBS	1,428,503	0.17%	121	921,862	0.27%	57
Credit:
30 Days or Less	15,906	1.50%	9	37,795	2.11%	17
31-60 Days	55,596	1.51%	43	84,554	2.23%	50
61-90 Days	114,565	1.76%	77	152,426	2.11%	75
91-120 Days	27,513	2.14%	92	89,931	2.47%	106
121-150 Days	7,648	1.77%	147	66,412	4.75%	125
151-180 Days	108,784	2.19%	169	11,063	2.27%	165
181-360 Days	133,234	2.81%	296	38,640	2.90%	289
> 360 Days	25,000	3.25%	692	94,248	2.99%	447
Total Credit Assets	488,246	2.20%	185	575,069	2.69%	155
Total	$1,916,749	0.69%	137	$1,496,931	1.20%	94
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of June 30, 2021 and December 31, 2020, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $2.180 billion and $1.831 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of June 30, 2021 and December 31, 2020 include investments in the amount of $14.0 million and $1.4 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition, as of June 30, 2021 and December 31, 2020, the Company posted net cash collateral of $44.8 million and $28.9 million, respectively, to its counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. As of both June 30, 2021 and December 31, 2020, there was no single counterparty for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.
Other Secured Borrowings
The Company has entered into agreements to finance a portfolio of unsecured loans through a recourse secured borrowing facility. The facility has a term ending in February 2022. The facility accrues interest on a floating-rate basis. As of June 30, 2021 and December 31, 2020, the Company had outstanding borrowings under this facility in the amount of $5.0 million and $8.7 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. The effective interest rate, inclusive of related deferred financing costs, was 2.10% and 2.30% as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the fair value of unsecured loans collateralizing this borrowing was $7.4 million and $11.5 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of June 30, 2021, the Company was in compliance with all of its covenants.

The Company has a non-recourse secured borrowing facility that is used to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending in March 2022 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying loans. The facility accrues interest on a floating rate basis. As of June 30, 2021 and December 31, 2020, the Company had outstanding borrowings under this facility in the amount of $26.7 million and $7.0 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. The effective interest rate on this facility, inclusive of any related deferred financing costs, was 2.25% as of both June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the fair value of unsecured loans collateralizing this borrowing was $43.1 million and $31.8 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both June 30, 2021 and December 31, 2020, the Company was in compliance with all of its covenants.
The Company has entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility. The facility includes a revolving borrowing period ending in September 2022 (or earlier following a trigger event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the revolving borrowing period, the facility amortizes, with a final termination date in September 2024. The facility accrues interest on a floating rate basis. As of June 30, 2021 and December 31, 2020, the Company had outstanding borrowings under this facility in the amount of $44.7 million and $28.7 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet.The effective interest rate on this facility, inclusive of related deferred financing costs, was 4.70% and 5.22% as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, the fair value of ABS backed by consumer loans collateralizing this borrowing was $59.7 million and $44.5 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both June 30, 2021 and December 31, 2020, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 10, whereby it financed portfolios of non-QM loans. As of June 30, 2021 and December 31, 2020, the fair value of the Company's outstanding liabilities associated with these securitization transactions was $1.003 billion and $754.9 million, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 1.71% and 2.43% as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, the fair value of non-QM loans held in the consolidated securitization trusts was $1.063 billion and $801.3 million, respectively.
In March 2020, the Company entered into a participation agreement with an unrelated third-party, the "Junior Participant," whereby the Company transferred to the Junior Participant an interest in a small balance commercial mortgage loan, the "Partial Loan," (together with the Company's interest, the "Whole Commercial Loan"). The Partial Loan is subordinate to the interest in the loan held by the Company. In accordance with ASC 860-10, the Partial Loan transferred to the Junior Participant does not meet the definition of a participating interest and, as a result, the Company does not recognize the transfer of the Partial Loan to the Junior Participant as a sale. The Company has recorded the Whole Commercial Loan in Loans, at fair value, on the Condensed Consolidated Balance Sheet. As of June 30, 2021 and December 31, 2020, the fair value of the Whole Commercial Loan was $18.0 million and $17.3 million, respectively. The Company's liability to the Junior Participant as of both June 30, 2021 and December 31, 2020, was $7.5 million and $6.7 million, respectively, and is included in Other secured borrowings on the Company's Condensed Consolidated Balance Sheet. Under the terms of the participation agreement, the Junior Participant is entitled to a portion of the cashflows of the underlying commercial mortgage loan.
The Company and a third-party (the "Participant") have entered into participation agreements whereby in each case the Company sold a participation in a syndicated bank loan (the "Participated Loans"). Simultaneous with the execution of the participation agreement, the Company entered into a forward purchase agreement with the Participant to repurchase the Participated Loan at a predetermined price. As of June 30, 2021, the fair value of the Participated Loans was $3.5 million, and is included in Securities, at fair value on the Company's Condensed Consolidated Balance Sheet. The Company's liability to the Participant was $2.5 million, as of June 30, 2021, and is included in Other secured borrowings on the Company's Condensed Consolidated Balance Sheet. The effective interest rate on the liability to the Participant was 3.24% as of June 30, 2021.
Unsecured Borrowings
Senior Notes
The Company has issued $86.0 million in aggregate principal amount of unsecured long-term debt, which is structured as a joint and several co-issuance by certain of the Company's consolidated subsidiaries and fully guaranteed by the Company (the "Senior Notes"). At any time, the Company is permitted to add others of its consolidated subsidiaries as co-issuers of the Senior Notes. The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the

Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Senior Notes mature on September 1, 2022. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. The Senior Notes are carried at amortized cost. There are a number of covenants, including several financial covenants, associated with the Senior Notes. As of both June 30, 2021 and December 31, 2020, the Company was in compliance with all of its covenants.
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
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of June 30, 2021:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
(In thousands)
Next Twelve Months	$1,891,749	$470,394	$—	$2,362,143
Year 2	25,000	363,086	86,000	474,086
Year 3	—	289,674	—	289,674
Year 4	—	—	—	—
Year 5	—	—	—	—
Total	$1,916,749	$1,123,154	$86,000	$3,125,903
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $1.037 billion of expected principal repayments related to the Company's consolidated residential mortgage loan securitizations, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three-month periods ended June 30, 2021 and 2020, the Company recorded an income tax expense of $3.1 million and $1.5 million, respectively. For the six-month periods ended June 30, 2021 and 2020, the Company recorded an income tax expense of $5.2 million and $1.0 million, respectively. The increase in income tax expense for the three- and six-month periods ended June 30, 2021, was primarily due to an increase in current and deferred tax liabilities related to net realized and unrealized gains on investments held in a domestic TRS.

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
For the three-month period ended June 30, 2021, the total base management fee incurred was $3.4 million, consisting of approximately $3.6 million of total gross base management fee incurred, less $0.2 million of management fee rebates. For the three-month period ended June 30, 2020, the total base management fee incurred was $2.9 million, consisting of $3.0 million of total gross base management incurred, less $0.1 million of management fee rebates. For the six-month period ended June 30, 2021, the total base management fee incurred was $6.6 million, consisting of $7.0 million of total gross base management fee incurred, less $0.4 million of management fee rebates. For the six-month period ended June 30, 2020, the total base management fee incurred was $5.3 million consisting of $6.0 million of total gross base management fee incurred, less $0.7 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of both June 30, 2021 and December 31, 2020, there was no Loss Carryforward.
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
Total incentive fee incurred for both the three- and six-month periods ended June 30, 2021 was $7.2 million. The Company did not accrue an incentive fee for either of the three- or six-month periods ended June 30, 2020, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the six-month periods ended June 30, 2021 and 2020, the Company reimbursed the Manager $6.0 million and $5.8 million, respectively, for previously incurred operating expenses. As of June 30, 2021 and December 31, 2020, the outstanding payable to the Manager for operating expenses was $2.2 million and $2.5 million, respectively, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.
Transactions Involving Certain Loan Originators
As of June 30, 2021 and December 31, 2020, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both June 30, 2021 and December 31, 2020, there were no advances outstanding. The Company has also entered into two agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 21, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements. Additionally, in August 2020, the Company entered into a commitment agreement whereby the Company committed to purchase $150 million of residential mortgage loans that meet specified criteria, or the "Commitment Agreement." As of June 30, 2021, the Company had purchased the entire $150 million of eligible residential mortgage loans under the terms of the Commitment Agreement. In connection with the Commitment Agreement, the Company also entered into an agreement whereby the Company would be entitled to receive warrants proportionally as it satisfied its purchase commitment under the Commitment Agreement to purchase a maximum of 9.329 million shares of non-voting common stock. As of June 30, 2021, the Company has received warrants for the maximum 9.329 million shares; such warrants have a fair value of $5.0 million and $3.6 million as of June 30, 2021 and December 31, 2020, respectively, and are included in Investments in unconsolidated entities on the Condensed Consolidated Balance Sheet.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in common and preferred stock and warrants to purchase additional preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $70.0 million and $44.5 million as of June 30, 2021 and December 31, 2020, respectively. An employee of Ellington has a less-than-10% equity interest in, and serves on the board of, this consumer loan originator. Another employee of Ellington serves as the Company's representative on this board.
In June 2021, the Company entered into a convertible secured promissory note agreement whereby it agreed to lend up to $6.0 million to a mortgage loan originator ("the Convertible Note") in which the Company also holds an equity investment. The Convertible Note matures on December 31, 2025 and is convertible into non-voting equity interests, at the option of the borrower, at any time prior to maturity. As of June 30, 2021, the outstanding principal balance on the Convertible Note was $3.0 million and the applicable interest rate was 3.0%. The fair value of the Convertible Note as of June 30, 2021 was $3.0 million. The Convertible Note is classified as a Corporate loan and is included in Loans, at fair value on the Condensed Consolidated Balance Sheet.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and certain other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of those other affiliates of Ellington have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates of Ellington purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the six-month periods ended June 30, 2021 and 2020, the Company purchased loans under these agreements with an aggregate principal balance of $53.5 million and $60.2 million, respectively. As of June 30, 2021 and December 31, 2020, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $52.8 million and $13.0 million, respectively, in principal balance.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $50.5 million and $45.1 million as of June 30, 2021 and December 31, 2020, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $384.1 million and $387.4 million as of June 30, 2021 and December 31, 2020, respectively.
The Company is a co-investor in certain small balance commercial mortgage loans with several other investors, including an unrelated third party and various affiliates of Ellington. These loans are beneficially owned by a consolidated subsidiary of the Company. As of both June 30, 2021 and December 31, 2020, the aggregate fair value of these small balance commercial loans was $34.0 million. As of June 30, 2021, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $2.5 million and $4.4 million, respectively. As of December 31, 2020, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $4.1 million and $8.9 million, respectively.
The Company is also a co-investor in certain small balance commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of June 30, 2021 and December 31, 2020, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $53.8 million and $33.9 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Condensed Consolidated Balance Sheet.
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
In March 2019, the Right Holder Entity assigned the Call Right to a newly formed entity, which exercised the Call Right and re-securitized the underlying European mortgage loan assets of the Initial Securitization through a new securitization trust (the "New Securitization"). In exchange for assigning the Call Right, the Right Holder Entity received a combination of (i) cash and (ii) certain notes issued by the New Securitization (the "New Securitization Notes"). The Right Holder Entity fully repaid the unrelated third party's Right Holder Note with a combination of cash and New Securitization Notes. The Right Holder Notes held by the Company and its affiliates were also fully repaid with cash and New Securitization Notes. Certain of the New Securitization Notes were distributed to the Company and its affiliates on a pro rata basis. The Right Holder Entity is expected to continue to hold certain of the New Securitization Notes in order to comply with European risk retention rules. As of June 30, 2021 and December 31, 2020, the Company's equity investment in Jepson Holdings Limited had a fair value of $2.3 million and $1.8 million, respectively. See Note 6 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of June 30, 2021 and December 31, 2020, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $398.4 million and $192.3 million, respectively. The Company's segregated silo of this debt as of June 30, 2021 and December 31, 2020 was $128.3 million and $116.1 million, respectively, and is included under the caption Repurchase agreements on the Company's Condensed Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both June 30, 2021 and December 31, 2020, no party to any of the repurchase agreements was in default.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month periods ended June 30, 2021 and 2020, the amount of such management fee rebates was $0.2 million and $0.1 million, respectively. For the six-month periods ended June 30, 2021 and 2020, the amount of such management fee rebates was $0.4 million and $0.7 million, respectively.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of June 30, 2021 and December 31, 2020, the Company's investment in such warehouse facilities was $2.3 million and $6.1 million, respectively, which are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities.
During the three-month periods ended June 30, 2021 and 2020, the Company purchased various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitization. The total amount of such debt and equity securities purchased during the three-month periods ended June 30, 2021 and 2020 was $3.2 million and $1.3 million, respectively. The total amount of such debt and equity securities purchased during the six-month periods ended June 30, 2021 and 2020 was $5.5 million and $1.6 million, respectively.
14. Long-Term Incentive Plan Units
OP LTIP Units subject to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans for each of the three-month periods ended June 30, 2021 and 2020 was $0.2 million. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the six-month periods ended June 30, 2021 and 2020 was $0.5 million and $0.3 million, respectively.
On March 3, 2021, the Company's Board of Directors authorized the issuance of 17,231 OP LTIP Units to certain of Ellington's personnel dedicated to the Company pursuant to the Company's 2017 Equity Incentive Plan.

The below table details unvested OP LTIP Units as of June 30, 2021:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	22,840	September 10, 2020	September 9, 2021
Dedicated or partially dedicated personnel:
	10,067	December 13, 2019	December 13, 2021
	18,211	December 17, 2020	December 17, 2021
	9,834	March 4, 2020	December 31, 2021
	3,697	March 3, 2021	December 31, 2021
	14,598	December 17, 2020	December 17, 2022
	13,534	March 3, 2021	December 31, 2022
Total unvested OP LTIP Units at June 30, 2021	92,781
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.
The following tables summarize issuance and exercise activity of OP LTIP Units for the three- and six-month periods ended June 30, 2021 and 2020:

	Three-Month Period Ended
	June 30, 2021			June 30, 2020
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (March 31, 2021 and 2020, respectively)	365,518	264,251	629,769	365,518	195,009	560,527
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
OP LTIP Units Outstanding (June 30, 2021 and 2020, respectively)	365,518	264,251	629,769	365,518	195,009	560,527
OP LTIP Units Unvested and Outstanding (June 30, 2021 and 2020, respectively)	—	92,781	92,781	—	60,939	60,939
OP LTIP Units Vested and Outstanding (June 30, 2021 and 2020, respectively)	365,518	171,470	536,988	365,518	134,070	499,588

	Six-Month Period Ended
	June 30, 2021			June 30, 2020
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (December 31, 2020 and 2019, respectively)	365,518	247,020	612,538	365,518	180,198	545,716
Granted	—	17,231	17,231	—	14,811	14,811
Exercised	—	—	—	—	—	—
OP LTIP Units Outstanding (June 30, 2021 and 2020, respectively)	365,518	264,251	629,769	365,518	195,009	560,527
OP LTIP Units Unvested and Outstanding (June 30, 2021 and 2020, respectively)	—	92,781	92,781	—	60,939	60,939
OP LTIP Units Vested and Outstanding (June 30, 2021 and 2020, respectively)	365,518	171,470	536,988	365,518	134,070	499,588
There were an aggregate of 1,743,981 and 1,761,212 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of June 30, 2021 and December 31, 2020, respectively.

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
As of June 30, 2021, the Convertible Non-controlling Interests consisted of the outstanding 629,769 OP LTIP Units and 48,409 OP Units, and represented an interest of approximately 1.3% in the Operating Partnership. As of December 31, 2020, the Convertible Non-controlling Interests consisted of the outstanding 612,538 OP LTIP Units and 48,409 OP Units, and represented an interest of approximately 1.3% in the Operating Partnership. As of June 30, 2021 and December 31, 2020, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $12.6 million and $11.7 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of June 30, 2021 and December 31, 2020, the joint venture partners' interests in subsidiaries of the Company were $18.9 million and $24.5 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
16. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of both June 30, 2021 and December 31, 2020, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
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
Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, October 30, 2024, at a fixed rate equal to 6.750% per annum of the $25.00 per share liquidation preference and (ii) from and including October 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.196% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on or about the 30th day of each January, April, July, and October. As of both June 30, 2021 and December 31, 2020, the total amount of cumulative preferred dividends in arrears was $1.3 million.
Common Stock
The Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding present in person or represented by proxy at a meeting of the stockholders. As of both June 30, 2021 and December 31, 2020, there were 43,781,684 shares of common stock outstanding.
On January 24, 2020, the Company completed a follow-on offering of 5,290,000 shares of its common stock, of which 690,000 shares were issued pursuant to the exercise of the underwriters' option. The issuance and sale of the 5,290,000 shares of common stock generated net proceeds, after underwriters' discount and offering costs, of $95.3 million.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three-month periods ended June 30, 2021 and 2020:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Shares of Common Stock Outstanding (3/31/2021, 3/31/2020, 12/31/2020, and 12/31/2019, respectively)	43,781,684	43,779,924	43,781,684	38,647,943
Share Activity:
Shares of common stock issued	—	—	—	5,290,000
Shares of common stock issued in connection with incentive fee payment	—	—	—	637
Shares of common stock repurchased	—	—	—	(288,172)
OP Units exercised	—	—	—	129,516
Shares of Common Stock Outstanding (6/30/2021, 6/30/2020, 6/30/2021, and 6/30/2020, respectively)	43,781,684	43,779,924	43,781,684	43,779,924
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of June 30, 2021 and December 31, 2020, the Company's issued and outstanding shares of common stock would increase to 44,459,862 and 44,442,631 shares, respectively.
On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of common stock. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the six-month period ended June 30, 2020, the Company repurchased 288,172 shares at an average price per share of $10.53 and a total cost of $3.0 million; no repurchases of common shares were made during the three-month period ended June 30, 2020 or the three- or six-month periods ended June 30, 2021. From inception of the current repurchase plan through June 30, 2021, the Company repurchased 701,965 shares at an average price per share of $13.36 and a total cost of $9.4 million.

17. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except share amounts)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss) attributable to common stockholders	$32,655	$37,278	$70,511	$(92,120)
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	505	519	1,082	(1,563)
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	33,160	37,797	71,593	(93,683)
Dividends Paid:
Common stockholders	(19,265)	(10,945)	(32,399)	(30,693)
Convertible Non-controlling Interests	(298)	(152)	(498)	(461)
Total dividends paid to common stockholders and Convertible Non-controlling Interests	(19,563)	(11,097)	(32,897)	(31,154)
Undistributed (Distributed in excess of) earnings:
Common stockholders	13,390	26,333	38,112	(122,813)
Convertible Non-controlling Interests	207	367	584	(2,024)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$13,597	$26,700	$38,696	$(124,837)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	43,781,684	43,779,924	43,781,684	43,189,031
Weighted average Convertible Non-controlling Interest Units outstanding	678,178	608,936	672,371	647,218
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	44,459,862	44,388,860	44,454,055	43,836,249
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.44	$0.25	$0.74	$0.70
Undistributed (Distributed in excess of)	0.31	0.60	0.87	(2.83)
	$0.75	$0.85	$1.61	$(2.13)
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.44	$0.25	$0.74	$0.70
Undistributed (Distributed in excess of)	0.31	0.60	0.87	(2.83)
	$0.75	$0.85	$1.61	$(2.13)
(1)For the three-month periods ended June 30, 2021 and 2020, excludes net income (loss) of $1.4 million and $0.7 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 15. For the six-month periods ended June 30, 2021 and 2020, excludes net income (loss) of $2.3 million and $1.9 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 15.
18. Restricted Cash
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement. As of both June 30, 2021 and December 31, 2020, the Company's restricted cash balance related to the flow consumer loan purchase and sale agreement was $0.2 million.
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

The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2021 and December 31, 2020. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's reverse repurchase and repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2021:

Description	Amount of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$13,028	$(7,898)	$—	$(1,424)	$3,706
Reverse repurchase agreements	160,412	(160,412)	—	—	—
Liabilities
Financial derivatives–liabilities	(14,171)	7,898	—	6,170	(103)
Repurchase agreements	(1,916,749)	1,916,749	(44,829)	44,829	—
(1)In the Company's Condensed Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of June 30, 2021 was $2.2 billion. As of June 30, 2021, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $5.1 million and $13.9 million, respectively.
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

20. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of June 30, 2021 and December 31, 2020.
June 30, 2021:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$134,695	8	25.7%
Collateral on repurchase agreements held by dealers(2)	2,224,775	24	20.2%
Due from brokers	76,396	22	29.5%
Receivable for securities sold(3)	15,333	3	91.2%
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both June 30, 2021 and December 31, 2020, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $15.8 million and $4.7 million as of June 30, 2021 and December 31, 2020, respectively.
Commitments and Contingencies Related to Investments in Mortgage Loan Originators
In connection with certain of its investments in mortgage loan originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 13, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into two agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees are capped at $25.0 million. As of June 30, 2021 and December 31, 2020, the mortgage loan originator had $8.1 million and $5.3 million, respectively, of outstanding borrowings under the agreements guaranteed by the Company. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of both June 30, 2021 and December 31, 2020, the estimated fair value of such guarantees was insignificant.
The Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator in which it holds an equity investment and as well as an investment in the Convertible Note, as discussed in Note 13. In addition, in May 2021, the Company committed to purchase $650.0 million of eligible residential mortgage loans. As of June 30, 2021, the Company had unfunded commitments related to such investments in the amount of $649.7 million.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of June 30, 2021 and December 31, 2020, the Company had unfunded commitments related to such investments in the amount of $27 thousand and $0.1 million, respectively.
The Company has extended a line of credit whereby the borrower can draw funds up to $1.0 million. As of June 30, 2021, the Company had unfunded commitments related to such line of credit in the amount of $0.9 million.
22. Subsequent Events
On July 8, 2021, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on August 25, 2021 to stockholders of record as of July 30, 2021 and a dividend in the amount of $0.421875 per share of Series A Preferred Stock payable on July 30, 2021 to stockholders of record as of July 19, 2021.
On July 9, 2021, the Company completed a follow-on offering of 6,000,000 shares of its common stock. On July 29, 2021, the Company issued an additional 303,000 shares of common stock pursuant to the exercise of the underwriters' option. The issuance and sale of 6,303,000 shares of common stock generated net proceeds, after underwriters' discounts and offering costs of $113.1 million.
On August 4, 2021, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on September 27, 2021 to stockholders of record as of August 31, 2021.

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
We conduct all of our operations and business activities through the Operating Partnership. As of June 30, 2021, we have an ownership interest of approximately 98.7% in the Operating Partnership. The remaining ownership interest of approximately 1.3% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest.
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
Through June 30, 2021, our credit portfolio, which includes all of our investments other than RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through June 30, 2021, we financed the vast majority of our Agency RMBS assets, and a portion of our credit assets, through repurchase agreements, which we sometimes refer to as "repos," which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of repos. In addition to financing assets through repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. We have also obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans. Additionally, we have issued unsecured long-term debt.
As of June 30, 2021, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet) were $3.0 billion, of which approximately 48%, or $1.4 billion, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our credit portfolio.
As of June 30, 2021, we also had $86.0 million outstanding of unsecured long-term debt, maturing in September of 2022, or the "Senior Notes." The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. The indenture governing the Senior Notes contains a number of covenants, including several financial covenants. The Senior Notes are rated A by Egan-Jones Rating Company1. See Note 11 of the notes to our condensed consolidated financial statements for further detail on the Senior Notes.
1A rating is not a recommendation to buy, sell or hold securities. Ratings may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

As of June 30, 2021, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $18.47. Our debt-to-equity ratio was 3.2:1 as of June 30, 2021. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales. Our recourse debt-to-equity ratio was 1.9:1 as of June 30, 2021. Adjusted for unsettled purchases and sales, our debt-to-equity ratio and total recourse debt-to-equity ratio were essentially unchanged as of June 30, 2021.
On July 9, 2021, we completed a follow-on offering of 6,000,000 shares of our common stock. On July 29, 2021, we issued an additional 303,000 shares of common stock pursuant to the exercise of the underwriters' option. The issuance and sale of 6,303,000 shares of common stock generated net proceeds, after underwriters' discounts and offering costs of $113.1 million.
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
Commercial Mortgage Loans and Other Commercial Real Estate Debt
We acquire commercial mortgage loans, which are loans secured by liens on commercial properties, including hotel, industrial, multi-family, office and retail properties. Loans may be fixed or floating rate and will generally have maturities ranging from one to ten years. We typically acquire first lien loans but may also acquire subordinated loans. As of June 30, 2021, all of our commercial mortgage loans were first lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions. Some of the commercial mortgage loans that we acquire may be non-performing, underperforming, or otherwise distressed; these loans are typically acquired at a discount both to their unpaid principal balances and to the value of the underlying real estate.
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
Consumer Loans and ABS
We acquire U.S. consumer whole loans and ABS, including ABS backed by U.S. consumer loans. Our U.S. consumer loan portfolio consists of unsecured loans and secured auto loans. We are currently purchasing newly originated consumer loans under flow agreements with originators, as well as seasoned consumer loans in the secondary market, and we continue to evaluate new opportunities.
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
Trends and Recent Market Developments
Market Overview
•The U.S. Federal Reserve, or the "Federal Reserve," continued its accommodative monetary policy in the second quarter of 2021. At its April and June meetings, the Federal Reserve maintained its target range of 0.00%–0.25% for the federal funds rate, but noted in June that “indicators of economic activity and employment have strengthened. The sectors most adversely affected by the pandemic remain weak but have shown improvement.” Additionally, at both meetings, the Federal Reserve maintained its directions to the Open Market Desk to increase its holdings of U.S. Treasury securities by $80 billion per month, and of Agency RMBS by $40 billion per month, to “help foster smooth market functioning and accommodative financial conditions, thereby supporting the flow of credit to households and businesses.” In the press conference following the June meeting, Federal Reserve Chairman Jerome Powell stated that “we will taper when we feel that the economy has achieved substantial further progress, and we will communicate very carefully in advance of that.”
•After rising significantly during the first quarter of 2021, long-term interest rates reversed course during the second quarter of 2021, with the 10-year U.S. Treasury yield falling 27 basis points to 1.47%. The 2-year U.S. Treasury yield increased 9 basis points during the quarter to 0.25%, and the yield spread between the 2-year and 10-year U.S. Treasury decreased to 122 basis points at June 30, down from 158 basis points at March 31, but still meaningfully higher than the 79 basis point spread at year-end 2020. Interest rate volatility decreased for most of the quarter, although the MOVE index increased modestly during the second half of June.
•After increasing during the first quarter of 2021, mortgage rates declined in the second quarter of 2021 as long-term interest rates fell. The Freddie Mac survey 30-year mortgage rate decreased to 2.98% as of June 30, 2021, as compared to 3.17% at the end of the prior quarter. Refinancing applications declined for the second-consecutive quarter, with the Mortgage Bankers Association's Refinance Index decreasing 9% between April 2 and July 2; in total, the index declined 28.7% year-to-date through July 2, 2021. Overall Fannie Mae 30-year MBS prepayments declined from a CPR of 35.4 in March to 27.8 in April and 23.4 in May, before increasing moderately to 24.6 in June.
•LIBOR rates, which drive many of our financing costs, remained very low in the second quarter of 2021. One-month LIBOR decreased 1 basis point to end the quarter at 0.10%, and three-month LIBOR fell 5 basis points to 0.15%.
•Real GDP grew for the fourth-consecutive quarter, increasing at an estimated annualized rate of 6.5% in the second quarter of 2021. Meanwhile, the unemployment rate declined slightly to 5.9% as of June 30, from 6.0% at the end of the previous quarter. The increase in COVID cases heading into quarter end challenged the outlook going forward, however.
•Forbearance rates on residential mortgages continued to decline in the second quarter of 2021. According to the Mortgage Bankers Association, the total forbearance rate decreased to 3.9% at June 27, from 4.9% at March 28.
•For the second quarter of 2021, the Bloomberg Barclays U.S. MBS Index generated a positive return of 0.33%, driven by falling long-term interest rates, but a negative excess return (on a duration adjusted basis) of (0.60%) relative to the Bloomberg Barclays U.S. Treasury Index. The Bloomberg Barclays U.S. Corporate Bond Index generated a positive return of 3.38%, and an excess return of 1.09%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a positive return of 2.77%, and an excess return of 2.05%.
•The strong performance of U.S. equities continued into the second quarter of 2021, driven by the ongoing economic recovery and despite concerns about the quickening pace of inflation. The S&P 500 hit new record highs in each month of the quarter, rising 8.2% overall, while the Dow Jones Industrial Average increased 4.6% and the NASDAQ rose 9.5% quarter over quarter. Apart from a spike in mid-May, the VIX volatility index remained low throughout the quarter. Meanwhile, London's FTSE 100 index increased 4.8% and the MSCI World global equity index rose 7.3% quarter over quarter.

Portfolio Overview and Outlook
The following tables summarize the Company's investment portfolio as of June 30, 2021 and March 31, 2021.
Credit Portfolio(1)

	June 30, 2021		March 31, 2021
($ in thousands)	Fair Value	% of Total Long Credit Portfolio	Fair Value	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$69,053	2.9%	$104,201	4.8%
CMBS	45,872	2.0%	45,073	2.1%
Commercial mortgage loans and REO(3)(4)	316,010	13.5%	308,368	14.1%
Consumer loans and ABS backed by consumer loans(2)	138,471	5.9%	134,441	6.1%
Corporate debt and equity and corporate loans	27,939	1.2%	22,840	1.0%
Debt and equity investments in loan origination entities	106,159	4.5%	82,482	3.8%
Non-Agency RMBS	158,798	6.8%	175,213	8.0%
Residential mortgage loans and REO(3)	1,447,202	61.8%	1,282,450	58.6%
Non-Dollar Denominated:
CLOs(2)	3,804	0.2%	4,313	0.2%
Consumer loans and ABS backed by consumer loans	166	—%	224	—%
Corporate debt and equity	26	—%	27	—%
RMBS(5)	28,717	1.2%	27,470	1.3%
Total Long Credit Portfolio	$2,342,217	100.0%	$2,187,102	100.0%
Less: Non-retained tranches of consolidated securitization trusts	982,984		888,509
Total Long Credit Portfolio excluding non-retained tranches of consolidated securitization trusts	$1,359,233		$1,298,593
(1)This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, or other hedge positions.
(2)Includes equity investments in securitization-related vehicles.
(3)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to condensed consolidated financial statements.
(4)Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.
(5)Includes an investment in an unconsolidated entity holding European RMBS.
Agency RMBS Portfolio

	June 30, 2021		March 31, 2021
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$1,333,676	90.4%	$1,340,448	90.1%
Floating Rate	27,093	1.8%	5,807	0.4%
Reverse Mortgages	75,934	5.1%	92,476	6.2%
IOs	39,045	2.7%	49,051	3.3%
Total Long Agency RMBS	$1,475,748	100.0%	$1,487,782	100.0%
Our total long credit portfolio increased by 5% in the second quarter, to $1.359 billion as of June 30, 2021, from $1.299 billion as of March 31, 2021. The quarter-over-quarter increase was driven by an increase in non-QM, small-balance commercial mortgage, and residential transition loan acquisitions, as well as by a new equity investment in a loan originator and appreciation of our existing loan originator equity investments. These increases more than offset the collective impact of the non-QM loan securitization completed in June, loan payoffs and resolutions, and opportunistic sales of CLOs and non-Agency RMBS during the quarter.

Over the same period our total long Agency RMBS portfolio decreased slightly to $1.476 billion as of June 30, 2021 from $1.488 billion as of March 31, 2021.
As of June 30, 2021, we had cash and cash equivalents of $134.7 million, along with unencumbered assets of approximately $511.0 million.
Credit Portfolio Performance Summary
We benefited from strong performance in all of our primary credit strategies during the second quarter. Similar to the prior quarter, higher sequential net interest income and substantial net realized and unrealized gains drove results. The increase in net interest income was primarily driven by larger small balance commercial mortgage, residential transition, and non-QM loan portfolios, as well as by lower financing costs. Net interest income also increased due to several small balance commercial asset resolutions that included the payment of past-due interest. The substantial net realized and unrealized gains occurred mainly in our CMBS, CLO, non-Agency RMBS, and non-QM strategies, as well from our equity investments in loan originators. Finally, our credit hedges detracted from results as credit yield spreads continued to tighten during the quarter.
Supplemental Credit Portfolio Information
The table below details certain information regarding the Company's investments in commercial mortgage loans as of June 30, 2021:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(2)	Life (Years)(3)
Commercial mortgage loans, held-for-investment(1)	$336,450	$2,387	$338,837	$488	$(2,713)	$336,612	7.58%	7.79%	1.01
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.
(2)Excludes commercial mortgage loans, in non-accrual status, with a fair value of $58.8 million.
(3)Expected average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of June 30, 2021:

Property Type	June 30, 2021
Multifamily	36.6%
Industrial(1)	20.0%
Hotel(1)	15.5%
Mixed Use	12.1%
Retail	7.9%
Other(1)	7.9%
100.0%
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.

The table below summarizes our interests in residential mortgage loans by loan type and REO resulting from the foreclosure of residential mortgage loans as of June 30, 2021:

	June 30, 2021
Property Type	Unpaid Principal Balance	Fair Value
	In thousands
Non-QM loans	$1,231,624	$1,285,246
Residential transition loans	136,164	135,899
Other residential loans	26,646	24,506
Total residential mortgage loans	$1,394,434	$1,445,651
Residential REO(1)		1,552
Total residential mortgage loans and residential REO(1)		$1,447,203
(1)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to condensed consolidated financial statements.
In early 2020, there was a significant nationwide increase in loan delinquencies, forbearances, deferments, and modifications, as a result of the economic impacts of COVID-19. While we saw the effects of this in some of our portfolios, the effects moderated considerably during the second half of 2020. As of June 30, 2021, there were no material incremental effects from COVID-related forbearance or deferment activity in our non-QM, residential transition, consumer, or small balance commercial mortgage loan portfolios.
The following table provides additional details about the Company's investments in unconsolidated entities as of June 30, 2021:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type
Longbridge Financial, LLC	Reverse Mortgage Loan Originator	$71,916
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	21,176
Other	Residential Mortgage Loan and Consumer Loan Originators	10,067
		103,159
Other Unconsolidated Entities:	Underlying Product Type
Co-investment with Ellington affiliate(s)	Commercial Mortgage Loans	53,817
Equity investment in securitization-related risk retention vehicles	Consumer Loans	17,366
Other	Various	4,637
		75,820
		$178,979
Agency RMBS Portfolio Performance Summary
Our Agency strategy generated a small net loss in the second quarter of 2021. In a reversal from the prior quarter, interest rates declined and the yield curve flattened. Faced with declining interest rates and continued elevated prepayment rates, along with concerns that the Federal Reserve will commence tapering its asset purchases in the coming months, Agency RMBS yield spreads widened, and most Agency RMBS significantly underperformed comparable U.S. Treasury securities and interest rate swaps on a total return basis. Higher-coupon Agency RMBS particularly underperformed. We had a small net loss in the strategy as net realized and unrealized losses on specified pools and interest rates swaps, U.S. Treasury securities, and futures exceeded net interest income on RMBS and net gains on TBA positions.
Average pay-ups on our specified pools increased to 1.10% as of June 30, 2021, from 1.02% as of March 31, 2021, driven by increases in projected prepayments as a result of declining mortgage rates. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
During the second quarter, we continued to hedge interest rate risk, primarily through the use of interest rate swaps, and short positions in TBAs, U.S. Treasury securities, and futures. During the quarter, the size of our short TBA position declined relative to our other hedging instruments, as measured by 10-year equivalents, as the duration of the TBA short positions declined more significantly than the duration of our other hedging instruments, and as we covered a portion of our TBA short positions. In addition, we increased the size of our long TBA portfolio during the quarter. This long portfolio continued to be concentrated in lower coupons, and performed well during the quarter.
As of June 30, 2021 and March 31, 2021, the weighted average net pass-through rate on our fixed-rate specified pools was 3.1% and 3.2%, respectively. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was approximately 28% for the three-month period ended June 30, 2021.
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020, and June 30, 2020.

	Three-Month Period Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Three-Month Constant Prepayment Rates(1)	21.7%	23.4%	24.4%	22.0%	21.1%
(1)Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2021 and December 31, 2020:

		June 30, 2021			March 31, 2021
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50–1.99	$5,387	$5,514	5	$5,540	$5,677	2
	2.00–2.49	48,818	50,747	6	55,235	56,739	3
	2.50–2.99	58,335	61,225	19	52,161	54,601	20
	3.00–3.49	72,871	76,963	9	32,681	34,692	10
	3.50–3.99	19,530	20,981	63	21,706	23,358	60
	4.00–4.49	5,494	5,877	59	6,302	6,762	55
	4.50–4.99	3,332	3,520	130	3,759	3,985	127
Total 15-year fixed-rate mortgages		213,767	224,827	19	177,384	185,814	21
20-year fixed-rate mortgages:
	2.00–2.49	2,953	3,032	7	2,989	3,028	4
	2.50–2.99	46,551	48,634	8	48,036	49,909	5
	4.00–4.49	414	442	91	1,063	1,144	34
	4.50–4.99	—	—	—	566	633	88
Total 20-year fixed-rate mortgages		49,918	52,108	9	52,654	54,714	7
30-year fixed-rate mortgages:
	2.00–2.49	6,116	6,198	5	2,449	2,446	5
	2.50–2.99	360,496	374,603	4	446,921	459,816	4
	3.00–3.49	208,395	219,847	17	127,994	134,468	20
	3.50–3.99	128,704	138,094	47	140,070	150,575	45
	4.00–4.49	147,797	159,995	51	156,027	170,198	50
	4.50–4.99	90,879	99,529	52	103,281	114,199	48
	5.00–5.49	47,974	53,023	54	55,404	61,845	50
	5.50–5.99	3,419	3,942	61	4,204	4,870	62
	6.00–6.49	1,301	1,510	95	1,309	1,503	92
Total 30-year fixed-rate mortgages		995,081	1,056,741	26	1,037,659	1,099,920	26
Total fixed-rate Agency RMBS		$1,258,766	$1,333,676	24	$1,267,697	$1,340,448	24
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 3.0% and 2.3% as of June 30, 2021 and March 31, 2021, respectively. These figures take into account the net short TBA positions that we use to hedge our specified pool holdings, which had a notional value of $601.1 million and a fair value of $640.1 million as of June 30, 2021, as compared to a notional value of $769.9 million and a fair value of $817.0 million as of March 31, 2021. Excluding these TBA hedging positions, our Agency premium as a percentage of fair value was approximately 5.7% and 5.6% as of June 30, 2021 and March 31, 2021, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of June 30, 2021 and March 31, 2021:

	As of
($ in thousands)	June 30, 2021	March 31, 2021
Recourse(1) Borrowings:
Repurchase Agreements	$1,696,285	$1,745,716
Other Secured Borrowings	52,237	42,419
Senior Notes, at par	86,000	86,000
Total Recourse Borrowings	$1,834,522	$1,874,135
Debt-to-Equity Ratio Based on Total Recourse Borrowings(1)	1.9:1	2.0:1
Debt-to-Equity Ratio Based on Total Recourse Borrowings Excluding U.S. Treasury Securities	1.9:1	2.0:1
Non-Recourse(2) Borrowings:
Repurchase Agreements	$220,464	$163,795
Other Secured Borrowings	34,137	22,087
Other Secured Borrowings, at fair value(3)	1,003,037	911,256
Total Recourse and Non-Recourse Borrowings	$3,092,160	$2,971,273
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings	3.2:1	3.1:1
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings Excluding U.S. Treasury Securities	3.2:1	3.1:1
(1)As of June 30, 2021 and March 31, 2021, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 2.0:1 as of both June 30, 2021 and March 31, 2021.
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
Our debt-to-equity ratio including repos, Total other secured borrowings, and our Senior Notes, but excluding repos on U.S. Treasury securities, was 3.2:1 and 3.1:1 as of June 30, 2021 and March 31, 2021, respectively. Our debt-to-equity ratio, adjusting for unsettled purchases and sales, was unchanged at 3.2:1 as of June 30, 2021 as compared to March 31, 2021, as total borrowings and total equity increased proportionately during the quarter. Excluding repos on U.S. Treasury securities, our recourse debt-to-equity ratio decreased to 1.9:1 as of June 30, 2021, from 2.0:1 as of March 31, 2021. A larger portion of our total borrowings were non-recourse as of June 30, 2021, as compared to March 31, 2021, primarily as a result of the non-QM securitization that was completed during the quarter.
Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
Our financing costs include interest expense related to our repo borrowings, Total other secured borrowings, and Senior Notes. The interest rates on our repo borrowings and Other secured borrowings are generally based on, or correlated with, LIBOR. For the three-month period ended June 30, 2021, our average cost of funds decreased to 1.33%, as compared to 1.52% for the three-month period ended March 31, 2021. The period-over-period decline in our average cost of funds was due to narrower financing spreads on our both our Agency and credit borrowings.
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

Recent Accounting Pronouncements
Refer to the notes to our condensed consolidated financial statements for a description of relevant recent accounting pronouncements.
Financial Condition
The following table summarizes the fair value our investment portfolio(1) as of June 30, 2021 and December 31, 2020.

(In thousands)	June 30, 2021	December 31, 2020
Long:
Credit:
Dollar Denominated:
CLO(2)	$69,053	$181,229
CMBS	45,872	117,652
Commercial Mortgage Loans and REO(3)(5)	316,010	269,287
Consumer Loans and ABS backed by Consumer Loans(2)	138,471	112,077
Corporate Debt and Equity and Corporate Loans	27,939	12,606
Debt and Equity Investments in Loan Origination Entities(4)	106,159	79,536
Non-Agency RMBS	158,798	154,492
Residential Mortgage Loans and REO(3)	1,447,202	1,188,731
Non-Dollar Denominated:
CLO(2)	3,804	6,108
Consumer Loans and ABS backed by Consumer Loans	166	306
Corporate Debt and Equity	26	28
RMBS(6)	28,717	51,388
Agency:
Fixed-Rate Specified Pools	1,333,676	807,704
Floating-Rate Specified Pools	27,093	6,454
IOs	39,045	47,656
Reverse Mortgage Pools	75,934	97,629
Total Long	$3,817,965	$3,132,883
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	$(222)	$(218)
Government Debt:
Dollar Denominated	(103,839)	—
Non-Dollar Denominated	(41,313)	(38,424)
Total Short	$(145,374)	$(38,642)
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
(4)Includes corporate loan to a loan origination entity in which we hold an equity investment.
(5)Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.
(6)Includes an investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of June 30, 2021.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$705	$(8,335)	$(7,630)	$1,569
Total Net Mortgage-Related Derivatives				1,569
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	2,256	(32,559)	(30,303)	(2,800)
Total Return Swaps on Corporate Bond Indices and Corporate Debt(3)	4,201	—	4,201	464
Options	30,000	—	30,000	294
Warrants(4)	1,897	—	1,897	2
Total Net Corporate-Related Derivatives				(2,040)
Interest Rate-Related Derivatives:
TBAs	217,773	(785,621)	(567,848)	1,699
Interest Rate Swaps	255,258	(985,130)	(729,872)	(3,320)
U.S. Treasury Futures(5)	1,900	(178,500)	(176,600)	504
Total Interest Rate-Related Derivatives				(1,117)
Other Derivatives:
Foreign Currency Forwards(6)	—	(16,922)	(16,922)	445
Total Net Other Derivatives				445
Net Total				$(1,143)
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 8 of the notes to the condensed consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of June 30, 2021, derivative assets and derivative liabilities were $13.0 million and $(14.2) million, respectively, for a net fair value of $(1.1) million, as reflected in "Net Total" above.
(3)Notional value represents the face amount of the underlying asset.
(4)Notional represents the maximum number of shares available to be purchased upon exercise.
(5)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of June 30, 2021, a total of 19 long and 1,558 short U.S. Treasury futures contracts were held.
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
(6)Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract
As of June 30, 2021, our Condensed Consolidated Balance Sheet reflected total assets of $4.3 billion and total liabilities of $3.3 billion. As of December 31, 2020, our Condensed Consolidated Balance Sheet reflected total assets of $3.4 billion and total liabilities of $2.5 billion. Our investments in securities, loans, and unconsolidated entities, financial derivatives, and real estate owned included in total assets were $3.8 billion and $3.1 billion as of June 30, 2021 and December 31, 2020, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $159.5 million and $63.2 million as of June 30, 2021 and December 31, 2020, respectively. As of both June 30, 2021 and December 31, 2020, investments in securities sold short consisted principally of short positions in sovereign bonds. We primarily use short positions in sovereign bonds and U.S. Treasury securities to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of June 30, 2021 and December 31, 2020, we had a net short notional TBA position of $567.8 million and $354.1 million, respectively. The size of the net short notional TBA position increased in conjunction with the increased size of our Agency RMBS portfolio. In addition, we increased the notional amount of long TBAs held for investment as of June 30, 2021 as compared to December 31, 2020.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of June 30, 2021 indebtedness outstanding on our repos was approximately $1.9 billion. As of June 30, 2021, our assets financed with repos consisted of Agency RMBS of $1.5 billion and credit assets of $716.4 million. As of June 30, 2021, outstanding indebtedness under repos was $1.4 billion for Agency RMBS and $488.2 million for credit assets. As of December 31, 2020 indebtedness outstanding on our repos was approximately $1.5 billion. As of December 31, 2020, our assets financed with repos consisted of Agency RMBS of $947.0 million and credit assets of $884.2 million. As of December 31, 2020, outstanding indebtedness under repos was $921.9 million for Agency RMBS and $575.1 million for credit assets. Our repos bear interest at rates that have historically moved in close relationship to LIBOR.
In addition to our repos, as of June 30, 2021 we had Total other secured borrowings of $1.09 billion, used to finance $1.18 billion of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans. This compares to Total other secured borrowings of $806.0 million as of December 31, 2020, used to finance $906.4 million of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans. In addition to our secured borrowings, we had $86.0 million of Senior Notes outstanding as of both June 30, 2021 and December 31, 2020.
As of June 30, 2021 and December 31, 2020 our debt-to-equity ratio was 3.2:1 and 2.6:1, respectively. Excluding repos on U.S. Treasury securities, our recourse debt-to-equity ratio was 1.9:1 as of June 30, 2021 as compared to 1.6:1 as of December 31, 2020. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of June 30, 2021, our equity increased by approximately $33.5 million to $955.1 million from $921.6 million as of December 31, 2020. The increase principally consisted of net income of $77.7 million and contributions from our non-controlling interests of $7.4 million. These increases were partially offset by common and preferred dividends of $36.8 million, and distributions to non-controlling interests of $15.3 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $923.5 million as of June 30, 2021.

Results of Operations for the Three- and Six-Month Periods Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three- and six-month periods ended June 30, 2021 and 2020:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except per share amounts)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest Income (Expense)
Interest income	$45,890	$39,281	$85,970	$91,389
Interest expense	(11,166)	(14,686)	(22,508)	(36,776)
Net interest income	34,724	24,595	63,462	54,613
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	7,991	28,072	10,486	(93,406)
Realized and unrealized gains (losses) on financial derivatives, net	(5,258)	(3,503)	11,248	(25,893)
Realized and unrealized gains (losses) on real estate owned, net	(1,388)	(439)	(2,120)	(445)
Other, net	4,363	(435)	6,323	1,243
Total other income (loss)	5,708	23,695	25,937	(118,501)
Expenses
Base management fee to affiliate (Net of fee rebates of $195, $145, $389, and $652, respectively)(1)	3,355	2,906	6,633	5,349
Incentive fee to affiliate	7,157	—	7,157	—
Other investment related expenses	4,831	5,275	9,686	9,229
Other operating expenses	4,082	3,771	8,278	7,588
Total expenses	19,425	11,952	31,754	22,166
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	21,007	36,338	57,645	(86,054)
Income tax expense (benefit)	3,140	1,542	5,157	995
Earnings (losses) from investments in unconsolidated entities	18,602	5,643	25,237	(854)
Net Income (Loss)	36,469	40,439	77,725	(87,903)
Net income (loss) attributable to non-controlling interests	1,874	1,220	3,333	335
Dividends on preferred stock	1,940	1,941	3,881	3,882
Net Income (Loss) Attributable to Common Stockholders	$32,655	$37,278	$70,511	$(92,120)
Net Income (Loss) Per Common Share	$0.75	$0.85	$1.61	$(2.13)
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
The following table reconciles, for the three- and six-month periods ended June 30, 2021 and 2020, Core Earnings to the line on the our Condensed Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure.

	Three-Month Period Ended		Six-Month Period Ended
(In thousands, except per share amounts)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$36,469	$40,439	$77,725	$(87,903)
Income tax expense (benefit)	3,140	1,542	5,157	995
Net income (loss) before income tax expense (benefit)	39,609	41,981	82,882	(86,908)
Adjustments:
Realized (gains) losses on securities and loans, net	2,009	16,040	(2,268)	3,780
Realized (gains) losses on financial derivatives, net	(425)	11,676	(6,220)	24,082
Realized (gains) losses on real estate owned, net	74	211	13	(139)
Unrealized (gains) losses on securities and loans, net	(10,000)	(44,112)	(8,218)	89,626
Unrealized (gains) losses on financial derivatives, net	5,683	(8,173)	(5,028)	1,811
Unrealized (gains) losses on real estate owned, net	1,314	228	2,107	584
Other realized and unrealized (gains) losses, net(1)	(2,166)	1,302	(2,768)	1,632
Net realized gains (losses) on periodic settlements of interest rate swaps	77	(892)	(739)	(750)
Net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	(709)	136	(299)	25
Incentive fee to affiliate	7,157	—	7,157	—
Non-cash equity compensation expense	244	182	473	346
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	(3,041)	3,648	(2,954)	4,759
Debt issuance costs related to Other secured borrowings, at fair value	2,039	2,075	3,704	2,075
Non-recurring expenses	248	—	248	—
(Earnings) losses from investments in unconsolidated entities(2)	(16,313)	(4,227)	(20,491)	2,408
Total Core Earnings	25,800	20,075	47,599	43,331
Dividends on preferred stock	1,940	1,941	3,881	3,882
Core Earnings attributable to non-controlling interests	1,609	1,012	2,655	2,534
Core Earnings Attributable to Common Stockholders	$22,251	$17,122	$41,063	$36,915
Core Earnings Attributable to Common Stockholders, per share	$0.51	$0.39	$0.94	$0.85
(1)Includes realized and unrealized gains (losses) on foreign currency and unrealized gain (loss) on other secured borrowings, at fair value, included in Other, net, on the Condensed Consolidated Statement of Operations.
(2)Adjustment represents, for certain investments in unconsolidated entities, the net realized and unrealized gains and losses of the underlying investments of such entities.
Results of Operations for the Three-Month Periods Ended June 30, 2021 and 2020
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended June 30, 2021 we had net income (loss) attributable to common stockholders of $32.7 million compared to $37.3 million for the three-month period ended June 30, 2020. The period-over-period decrease in our results of operations was primarily due to a decrease in realized and unrealized gains on securities and loans, net, as well as an increase in incentive fees incurred, partially offset by an increase in net interest income and earnings from investments in unconsolidated entities.

Interest Income
Interest income was $45.9 million for the three-month period ended June 30, 2021, as compared to $39.3 million for the three-month period ended June 30, 2020. Interest income for both periods included coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
For the three-month period ended June 30, 2021, interest income from our credit portfolio was $34.1 million, as compared to $35.9 million for the three-month period ended June 30, 2020. This period-over-period decrease was primarily due to lower average asset yields, partially offset by a larger credit portfolio for the three-month period ended June 30, 2021.
For the three-month period ended June 30, 2021, interest income from our Agency RMBS was $11.3 million, as compared to $3.4 million for the three-month period ended June 30, 2020. This period-over-period increase was due to higher average asset yields as well as the larger size of the Agency portfolio for the three-month period ended June 30, 2021.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended June 30, 2021 and 2020:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended June 30, 2021	$34,140	$2,027,466	6.74%	$11,328	$1,372,575	3.30%	$45,468	$3,400,041	5.35%
Three-month period ended June 30, 2020	$35,878	$1,995,595	7.19%	$3,385	$922,957	1.47%	$39,263	$2,918,552	5.38%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the three-month period ended June 30, 2021 we had a positive Catch-up Premium Amortization Adjustment of $3.0 million, which increased our interest income. Comparatively, for the three-month period ended June 30, 2020 we had a negative Catch-up Premium Amortization Adjustment of $(3.6) million, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.42% and 4.99%, respectively, for the three-month period ended June 30, 2021. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.05% and 5.88%, respectively, for the three-month period ended June 30, 2020.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense decreased to $11.2 million for the three-month period ended June 30, 2021, as compared to $14.7 million for the three-month period ended June 30, 2020. The decline in interest expense was the result of a significant decrease in borrowing rates on both our Agency and credit assets.
The table below summarizes the components of interest expense for the three-month periods ended June 30, 2021 and 2020.

	Three-Month Period Ended
(In thousands)	June 30, 2021	June 30, 2020
Repos and Total other secured borrowings	$9,502	$13,365
Senior Notes	1,249	1,249
Securities sold short (1)	231	15
Other (2)	184	57
Total	$11,166	$14,686
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
(2)Primarily includes interest expense on our counterparties' cash collateral held by us and reverse repurchase agreements with negative interest rates.

The following table summarizes our aggregate secured borrowings, which, other than Other secured borrowings, at fair value, carry interest rates that are based on, or correlated with, LIBOR, including repos and Total other secured borrowings, for the three-month periods ended June 30, 2021 and 2020.

	Three-Month Period Ended
	June 30, 2021			June 30, 2020
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$1,426,056	$8,797	2.47%	$1,377,059	$11,060	3.23%
Agency RMBS	1,439,063	705	0.20%	907,444	2,305	1.02%
Subtotal(1)	2,865,119	9,502	1.33%	2,284,503	13,365	2.35%
U.S. Treasury Securities	330	—	0.01%	37	—	—%
Total	$2,865,449	$9,502	1.33%	$2,284,540	$13,365	2.35%
Average One-Month LIBOR			0.10%			0.36%
Average Six-Month LIBOR			0.19%			0.71%
(1)Excludes U.S. Treasury Securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would increase to 1.50% and 2.49% for the three-month periods ended June 30, 2021 and 2020, respectively. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 3.49% and 3.39% for the three-month periods ended June 30, 2021 and 2020, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the three-month period ended June 30, 2021, the gross base management fee, which is based on total equity at the end of each quarter, was $3.6 million, and our Manager credited us with rebates on our base management fee of $0.2 million, resulting in a net base management fee of $3.4 million. For the three-month period ended June 30, 2020, the gross base management fee was $3.0 million, and our Manager credited us with rebates on our base management fee of $0.1 million, resulting in a net base management fee of $2.9 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was due to a larger capital base at June 30, 2021.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. For the three-month period ended June 30, 2021, the Company incurred an incentive fee of $7.2 million. No incentive fee was incurred for the three-month period ended June 30, 2020, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended June 30, 2021 and 2020 other investment related expenses were $4.8 million and $5.3 million, respectively. The decrease in other investment related expenses was primarily due to a decrease in servicing expenses on our consumer loan portfolios, partially offset by an increase in various other expenses related to our residential mortgage loan portfolio.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $4.1 million for the three-month period ended June 30, 2021 as compared to $3.8 million for the three-month period ended June 30, 2020. The increase in other operating expenses for the three-month period ended June 30, 2021 was primarily due to an increase in compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned. Other, net, another component of Other income (loss), includes rental income and income related to loan originations, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement and Other Secured Borrowings, at fair value. For the three-month period ended June 30, 2021, other income (loss) was $5.7 million, consisting primarily of net realized and unrealized gains on our securities and loans of $8.0 million and $4.4 million of other, net, which primarily comprises other non-interest income related to our loan portfolios, partially offset by net realized and unrealized losses on our financial derivatives of $(5.3) million, and net realized and unrealized losses on real estate owned, net, of $(1.4) million. Net realized and unrealized gains of $8.0 million on our securities and loans primarily resulted from net realized and unrealized gains on CLOs, non-Agency RMBS, and CMBS, partially offset by net realized and unrealized losses on Agency RMBS and U.S. Treasury securities. The net realized and unrealized gains in the credit portfolio were driven by tighter credit yield spreads, while the net losses on Agency RMBS were related to wider Agency RMBS yield spreads, particularly on higher coupons. Net realized and unrealized losses on our financial derivatives of $(5.3) million were primarily related to net realized and unrealized losses on interest rate swaps and futures, partially offset by net realized and unrealized gains on TBAs.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) was $3.1 million for the three-month period ended June 30, 2021, as compared to $1.5 million for the three-month period ended June 30, 2020. The increase in income tax expense for the three-month period ended June 30, 2021 was primarily due to an increase in current and deferred tax liabilities related to related to net realized and unrealized gains on investments held in a domestic TRS.
Earnings (Losses) from Investments in Unconsolidated Entities
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $18.6 million for the three-month period ended June 30, 2021, as compared to $5.6 million for the three-month period ended June 30, 2020. Earnings from investments in unconsolidated entities for the three-month period ended June 30, 2021 were primarily due to increases in unrealized gains on our investments in loan originators.
Results of Operations for the Six-Month Periods Ended June 30, 2021 and 2020
Net Income (Loss) Attributable to Common Stockholders
For the six-month period ended June 30, 2021 we had net income (loss) attributable to common stockholders of $70.5 million compared to $(92.1) million for the six-month period ended June 30, 2020. The period-over-period reversal in our results of operations was primarily due to net realized and unrealized gains on securities and loans, net realized and unrealized gains on financial derivatives, and earnings from investments in unconsolidated entities in the current period, as compared to losses in the prior period which were primarily the result of the market and economic disruptions caused by the COVID-19 pandemic.
Interest Income
Interest income was $86.0 million for the six-month period ended June 30, 2021, as compared to $91.4 million for the six-month period ended June 30, 2020. Interest income for both periods included coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.

For the six-month period ended June 30, 2021, interest income from our credit portfolio was $67.3 million, as compared to $75.0 million for the six-month period ended June 30, 2020. This period-over-period decrease was primarily due to lower average asset yields, partially offset by the larger size of the credit portfolio for the six-month period ended June 30, 2021.
For the six-month period ended June 30, 2021, interest income from our Agency RMBS was $18.1 million, as compared to $15.5 million for the six-month period ended June 30, 2020. This period-over-period increase was due to higher average asset yields, partially offset by the smaller size of the Agency portfolio, for the six-month period ended June 30, 2021.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the six-month periods ended June 30, 2021 and 2020:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six-month period ended June 30, 2021	$67,349	$1,991,190	6.76%	$18,080	$1,287,354	2.81%	$85,429	$3,278,544	5.21%
Six-month period ended June 30, 2020	$75,023	$1,924,792	7.80%	$15,453	$1,377,148	2.24%	$90,476	$3,301,940	5.48%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the six-month period ended June 30, 2021 we had a positive Catch-up Premium Amortization Adjustment of $3.0 million, which increased our interest income. In contrast, for the six-month period ended June 30, 2020 we had a negative Catch-up Premium Amortization Adjustment of $(4.8) million, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.35% and 5.03%, respectively, for the six-month period ended June 30, 2021. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.94% and 5.77%, respectively, for the six-month period ended June 30, 2020.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense decreased to $22.5 million for the six-month period ended June 30, 2021, as compared to $36.8 million for the six-month period ended June 30, 2020. The decline in interest expense was the result of a significant decrease in borrowing rates on both our Agency and credit assets.
The table below summarizes the components of interest expense for the six-month periods ended June 30, 2021 and 2020.

	Six-Month Period Ended
(In thousands)	June 30, 2021	June 30, 2020
Repos and Total other secured borrowings	$19,206	$33,759
Senior Notes	2,497	2,497
Securities sold short (1)	319	430
Other (2)	486	90
Total	$22,508	$36,776
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
(2)Primarily includes interest expense on our counterparties' cash collateral held by us and reverse repurchase agreements with negative interest rates.

The following table summarizes our aggregate secured borrowings, which, other than Other secured borrowings, at fair value, carry interest rates that are based on, or correlated with, LIBOR, including repos and Total other secured borrowings, for the six-month periods ended June 30, 2021 and 2020.

	Six-Month Period Ended
	June 30, 2021			June 30, 2020
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$1,418,604	$17,796	2.53%	$1,403,418	$23,282	3.34%
Agency RMBS	1,311,688	1,410	0.22%	1,327,434	10,473	1.59%
Subtotal(1)	2,730,292	19,206	1.42%	2,730,852	33,755	2.49%
U.S. Treasury Securities	166	—	0.01%	759	4	0.98%
Total	$2,730,458	$19,206	1.42%	$2,731,611	$33,759	2.49%
Average One-Month LIBOR			0.11%			0.90%
Average Six-Month LIBOR			0.20%			1.11%
(1)Excludes U.S. Treasury Securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would increase to 1.57% and 2.53% for the six-month periods ended June 30, 2021 and 2020, respectively. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 3.46% and 3.24% for the six-month periods ended June 30, 2021 and 2020, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the six-month period ended June 30, 2021, the gross base management fee, which is based on total equity at the end of each quarter, was $7.0 million, and our Manager credited us with rebates on our base management fee of $0.4 million, resulting in a net base management fee of $6.6 million. For the six-month period ended June 30, 2020, the gross base management fee was $6.0 million, and our Manager credited us with rebates on our base management fee of $0.7 million, resulting in a net base management fee of $5.3 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was due to a larger capital base at each quarter end in 2021, as compared to the respective quarter ends in 2020.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. For the six-month period ended June 30, 2021, the Company incurred an incentive fee of $7.2 million. No incentive fee was incurred for the six-month period ended June 30, 2020, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the six-month periods ended June 30, 2021 and 2020 other investment related expenses were $9.7 million and $9.2 million, respectively. The increase in other investment related expenses was primarily due to an increase in debt issuance costs related to our non-QM loan securitizations, as well as an increase in various other expenses related to our residential mortgage loan portfolio, partially offset by a decrease in servicing expenses on our consumer loan portfolios.

Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $8.3 million for the six-month period ended June 30, 2021 as compared to $7.6 million for the six-month period ended June 30, 2020. The increase in other operating expenses for the six-month period ended June 30, 2021 was primarily due to an increase in compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned. Other, net, another component of Other income (loss), includes rental income and income related to loan originations, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement and Other Secured Borrowings, at fair value. For the six-month period ended June 30, 2021, other income (loss) was $25.9 million, consisting primarily of net realized and unrealized gains on our financial derivatives of $11.2 million, net realized and unrealized gains on our securities and loans of $10.5 million, and $6.3 million of Other, net, which primarily comprises other non-interest income related to our loan portfolios. Net realized and unrealized gains of $11.2 million on our financial derivatives were primarily related to net realized and unrealized gains on interest rate swaps, TBAs, futures, and forwards, as long-term interest rates increased during the period, partially offset by net realized and unrealized losses on CDS on corporate bond indices and total return swaps. Net realized and unrealized gains of $10.5 million on our securities and loans primarily resulted from net realized and unrealized gains on CMBS, CLOs, non-QM loans, and non-Agency RMBS, partially offset by net realized and unrealized losses on Agency RMBS. The net realized and unrealized gains in the credit portfolio were driven by tighter yield spreads, while the net realized and unrealized losses in the Agency portfolio were due to wider yield spreads.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) was $5.2 million for the six-month period ended June 30, 2021, as compared to $1.0 million for the six-month period ended June 30, 2020. The increase in income tax expense was primarily due to an increase in current and deferred tax liabilities related to related to net realized and unrealized gains on investments held in a domestic TRS.
Earnings (Losses) from Investments in Unconsolidated Entities
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $25.2 million for the six-month period ended June 30, 2021, as compared to $(0.9) million for the six-month period ended June 30, 2020. The earnings in the later period primarily consisted of unrealized gains on our investments in loan originators and an equity interest in a consumer loan securitization, whereas the losses in the earlier period primarily consisted of unrealized losses on our investments in CLO-related warehouse facilities.
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
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	June 30, 2021		December 31, 2020
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$272,111	14.2%	$303,351	20.3%
31 - 60 Days	434,952	22.7%	469,695	31.4%
61 - 90 Days	337,352	17.6%	327,012	21.8%
91 - 120 Days	38,865	2.0%	89,931	6.0%
121 - 150 Days	124,626	6.5%	69,104	4.6%
151 - 180 Days	108,784	5.7%	70,920	4.7%
181 - 360 Days	575,059	30.0%	72,670	4.9%
> 360 Days	25,000	1.3%	94,248	6.3%
	$1,916,749	100.0%	$1,496,931	100.0%
Repos involving underlying investments that were sold prior to June 30, 2021 for settlement following June 30, 2021, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2021, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 31.6% with respect to credit assets, 5.5% with respect to Agency RMBS assets, and 14.1% overall. As of December 31, 2020 these respective weighted average contractual haircuts were 33.0%, 6.0%, and 19.1%. The decrease in the weighted average contractual haircut on our overall portfolio is primarily due to the higher share of our outstanding borrowings on Agency assets at June 30, 2021 as compared to December 31, 2020.
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
As of June 30, 2021 and December 31, 2020, we had $1.9 billion and $1.5 billion, respectively, of borrowings outstanding under our repos. As of June 30, 2021, the remaining terms on our repos ranged from 1 day to 730 days, with a weighted average remaining term of 137 days. Our repo borrowings were with a total of 24 counterparties as of June 30, 2021. As of June 30, 2021, our repos had a weighted average borrowing rate of 0.69%. As of June 30, 2021, our repos had interest rates ranging from 0.10% to 3.75%. As of December 31, 2020, the remaining terms on our repos ranged from 4 days to 516 days, with a weighted average remaining term of 94 days. Our repo borrowings were with a total of 24 counterparties as of December 31, 2020. As of December 31, 2020, our repos had a weighted average borrowing rate of 1.20%. As of December 31, 2020, our repos had interest rates ranging from 0.20% to 5.00%. Investments transferred as collateral under repos had an aggregate fair value of $2.2 billion and $1.8 billion as of June 30, 2021 and December 31, 2020, respectively.
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

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2021	$1,916,749	$1,971,441	$2,062,580
March 31, 2021	1,909,511	1,736,912	1,909,511
December 31, 2020	1,496,931	1,408,935	1,496,931
September 30, 2020	1,439,984	1,368,191	1,551,147
June 30, 2020(1)	1,294,549	1,520,985	1,542,577
March 31, 2020(2)	2,034,225	2,440,982	2,485,496
December 31, 2019(3)	2,445,300	2,119,394	2,445,300
September 30, 2019	2,056,422	1,796,310	2,056,422
June 30, 2019	1,715,506	1,769,909	1,962,866
March 31, 2019	1,550,016	1,471,592	1,550,016
December 31, 2018	1,498,849	1,509,819	1,595,118
September 30, 2018	1,636,039	1,534,490	1,672,077
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
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including non-QM loans and REO, commercial mortgage loans, and consumer loans and ABS backed by consumer loans; such transactions are accounted for as collateralized borrowings. As of June 30, 2021 and December 31, 2020, we had outstanding borrowings related to such transactions in the amount of $1.089 billion and $806.0 million, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Condensed Consolidated Balance Sheet. As of June 30, 2021 and December 31, 2020, the fair value of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans collateralizing our Total other secured borrowings was $1.184 billion and $906.4 million, respectively. See Note 11 in the notes to our condensed consolidated financial statements for further information on our other secured borrowings.
As of both June 30, 2021 and December 31, 2020, we had $86.0 million outstanding of Senior Notes, maturing in September 2022 and bearing interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. See Note 11 in the notes to our condensed consolidated financial statements for further detail on the Senior Notes.
As of June 30, 2021, we had an aggregate amount at risk under our repos with 24 counterparties of approximately $308.0 million, and as of December 31, 2020, we had an aggregate amount at risk under our repos with 24 counterparties of approximately $363.1 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of June 30, 2021 and December 31, 2020 does not include approximately $4.5 million and $4.2 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2021, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with eight counterparties of approximately $16.6 million. We also had $13.2 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2020, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with eight counterparties of approximately $11.2 million. We also had $7.2 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2021, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with ten counterparties of approximately $5.9 million. As of December 31, 2020, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $4.1 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $134.7 million and $111.6 million as of June 30, 2021 and December 31, 2020, respectively.
On June 13, 2018, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.55 million shares of common stock. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. From inception of the current repurchase plan through August 6, 2021, we repurchased 701,965 shares at an average price per share of $13.36 and a total cost of $9.4 million, and have authorization to repurchase an additional 848,035 common shares. We did not purchase any shares during the six-month period ended June 30, 2021.
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
The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the condensed consolidated financial statements) for the periods indicated below:
Six-Month Period Ended June 30, 2021

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
June 7, 2021	$0.15	$6,669	June 30, 2021	July 26, 2021
May 6, 2021	0.15	6,669	May 28, 2021	June 25, 2021
April 4, 2021	0.14	6,224	April 30, 2021	May 25, 2021
March 5, 2021	0.10	4,446	March 31, 2021	April 26, 2021
February 5, 2021	0.10	4,444	February 26, 2021	March 25, 2021
January 8, 2021	0.10	4,444	January 29, 2021	February 25, 2021

Six-Month Period Ended June 30, 2020

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
June 5, 2020	$0.09	$3,995	June 30, 2020	July 27, 2020
May 7, 2020	0.08	3,551	May 29, 2020	June 25, 2020
April 7, 2020	0.08	3,551	April 30, 2020	May 26, 2020
March 6, 2020	0.15	6,658	March 31, 2020	April 27, 2020
February 7, 2020	0.15	6,699	February 28, 2020	March 25, 2020
January 8, 2020	0.15	6,699	January 31, 2020	February 25, 2020
On July 8, 2021, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on August 25, 2021 to stockholders of record as of July 30, 2021. On August 4, 2021, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on September 27, 2021 to stockholders of record as of August 31, 2021.
The following table sets forth the dividend distributions authorized by the Board of Directors during the six-month periods ended June 30, 2021 and 2020 and payable to holders of our Series A Preferred Stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
April 4, 2021	0.421875	1,940	April 19, 2021	April 30, 2021
January 8, 2021	0.421875	1,941	January 19, 2021	February 1, 2021
April 7, 2020	0.421875	1,941	April 17, 2020	April 30, 2020
On July 8, 2021, the Board of Directors approved a dividend in the amount of $0.421875 per share of Series A Preferred Stock payable on July 30, 2021 to stockholders of record as of July 19, 2021.
On July 9, 2021, we completed a follow-on offering of 6,000,000 shares of our common stock. On July 29, 2021, we issued an additional 303,000 shares of common stock pursuant to the exercise of the underwriters' option. The issuance and sale of 6,303,000 shares of common stock generated net proceeds, after underwriters' discounts and offering costs of $113.1 million.
For the six-month period ended June 30, 2021, our operating activities provided net cash in the amount of $44.2 million and our investing activities used net cash in the amount of $879.1 million. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $443.9 million. We received $581.8 million in proceeds from the issuance of Total other secured borrowings and we used $124.4 million for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), provided net cash of $66.4 million for the six-month period ended June 30, 2021. We received contributions from non-controlling interests which provided cash of $6.5 million and we used $34.6 million to pay dividends and $15.3 million for distributions to non-controlling interests (our joint venture partners). As a result there was an increase in our cash holdings of $23.0 million, from $111.8 million as of December 31, 2020 to $134.9 million as of June 30, 2021.
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
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
At June 30, 2021 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at June 30, 2021 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
Credit Risk
We are subject to credit risk in connection with many of our assets, especially non-Agency RMBS, CMBS, residential and commercial mortgage loans, corporate debt investments including CLOs and investments in securitization warehouses, and consumer loans.
Credit losses on real estate loans can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, businesses or commercial properties, special hazards, earthquakes and other natural events, such as the COVID-19 pandemic, or an outbreak of another highly infectious or contagious disease, over-leveraging of the borrower on a property, reduction in market rents and occupancy rates and poor property management services, changes in legal protections for lenders, reduction in personal income, job loss, and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional, and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, and retroactive changes to building or similar codes.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of June 30, 2021, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS—Fixed Pools and IOs excluding TBAs	$15,965	1.67%	$23,211	2.43%	$(24,685)	(2.58)%	$(58,089)	(6.08)%
Non-Agency RMBS, CMBS, ABS and Loans	7,363	0.77%	12,607	1.32%	(9,483)	(0.99)%	(21,085)	(2.21)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(19,956)	(2.08)%	(40,539)	(4.24)%	19,332	2.02%	38,038	3.98%
TBAs and Other Mortgage-Related Derivatives	(2,565)	(0.27)%	(2,583)	(0.27)%	5,113	0.54%	12,773	1.34%
Corporate Securities and Derivatives on Corporate Securities	2	—%	5	—%	(3)	—%	(5)	—%
Repurchase Agreements, Reverse Repurchase Agreements, and Senior Notes	(1,140)	(0.12)%	(1,015)	(0.11)%	3,103	0.32%	6,650	0.70%
Total	$(331)	(0.03)%	$(8,314)	(0.87)%	$(6,623)	(0.69)%	$(21,718)	(2.27)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our June 30, 2021 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based upon that evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Part I, Item 1A. Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

ELLINGTON FINANCIAL INC.
Date:	August 9, 2021	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	August 9, 2021	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)