Form 10-Q
period 2021-09-30
Ellington Financial Inc.
filed 2021-11-09
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of November 5, 2021: 57,427,667

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2021	December 31, 2020
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$103,617	$111,647
Restricted cash(1)	175	175
Securities, at fair value(1)(2)	1,895,563	1,514,185
Loans, at fair value(1)(2)	1,996,529	1,453,480
Investments in unconsolidated entities, at fair value(1)	142,019	141,620
Real estate owned(1)(2)	37,002	23,598
Financial derivatives—assets, at fair value	15,976	15,479
Reverse repurchase agreements	38,062	38,640
Due from brokers	89,983	63,147
Investment related receivables(1)	97,721	49,317
Other assets(1)	3,608	2,575
Total Assets	$4,420,255	$3,413,863
Liabilities
Securities sold short, at fair value	$30,294	$38,642
Repurchase agreements(1)	2,105,836	1,496,931
Financial derivatives—liabilities, at fair value	14,119	24,553
Due to brokers	2,560	5,059
Investment related payables	82,295	4,754
Other secured borrowings(1)	90,981	51,062
Other secured borrowings, at fair value(1)	872,306	754,921
Senior notes, net	85,759	85,561
Base management fee payable to affiliate	3,675	3,178
Incentive fee payable to affiliate	5,255	—
Dividends payable	9,149	5,738
Interest payable(1)	1,813	3,233
Accrued expenses and other liabilities(1)	20,943	18,659
Total Liabilities	3,324,985	2,492,291
Commitments and contingencies (Note 21)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable; 4,600,000 shares issued and outstanding, respectively ($115,000 liquidation preference)	111,034	111,034
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 51,677,667 and 43,781,684 shares issued and outstanding, respectively	52	44
Additional paid-in-capital	1,057,939	915,658
Retained earnings (accumulated deficit)	(105,699)	(141,521)
Total Stockholders' Equity	1,063,326	885,215
Non-controlling interests(1)	31,944	36,357
Total Equity	1,095,270	921,572
Total Liabilities and Equity	$4,420,255	$3,413,863
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

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(In thousands, except per share amounts)
Net Interest Income
Interest income	$40,146	$43,075	$126,115	$134,463
Interest expense	(10,604)	(12,937)	(33,111)	(49,713)
Total net interest income	29,542	30,138	93,004	84,750
Other Income (Loss)
Realized gains (losses) on securities and loans, net	6,359	1,446	8,627	(2,335)
Realized gains (losses) on financial derivatives, net	(1,782)	(1,620)	4,438	(25,702)
Realized gains (losses) on real estate owned, net	(50)	(18)	(63)	121
Unrealized gains (losses) on securities and loans, net	(3,212)	24,208	5,006	(65,418)
Unrealized gains (losses) on financial derivatives, net	1,155	(298)	6,183	(2,109)
Unrealized gains (losses) on real estate owned, net	672	122	(1,435)	(462)
Other, net	2,986	(2,747)	9,310	(1,503)
Total other income (loss)	6,128	21,093	32,066	(97,408)
Expenses
Base management fee to affiliate (Net of fee rebates of $395, $201, $784, and $853, respectively)(1)	3,675	2,981	10,308	8,330
Incentive fee to affiliate	5,255	—	12,412	—
Investment related expenses:
Servicing expense	1,182	2,379	3,142	7,402
Debt issuance costs related to Other secured borrowings, at fair value	—	—	3,704	2,075
Other	1,697	1,199	5,719	3,328
Professional fees	1,202	1,209	3,437	3,819
Compensation expense	1,554	1,085	4,386	2,813
Other expenses	1,682	1,625	4,893	4,876
Total expenses	16,247	10,478	48,001	32,643
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	19,423	40,753	77,069	(45,301)
Income tax expense (benefit)	(2,009)	2,494	3,149	3,490
Earnings (losses) from investments in unconsolidated entities	2,549	11,443	27,786	10,590
Net Income (Loss)	23,981	49,702	101,706	(38,201)
Net income (loss) attributable to non-controlling interests	1,476	1,559	4,809	1,894
Dividends on preferred stock	1,941	1,940	5,822	5,822
Net Income (Loss) Attributable to Common Stockholders	$20,564	$46,203	$91,075	$(45,917)
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.41	$1.06	$1.99	$(1.06)
(1)See Note 13 for further details on management fee rebates.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2020	$111,034	43,781,684	$44	$915,658	$(141,521)	$885,215	$36,357	$921,572
Net income (loss)					39,797	39,797	1,459	41,256
Contributions from non-controlling interests							1,517	1,517
Common dividends(1)					(13,134)	(13,134)	(200)	(13,334)
Preferred dividends(2)					(1,941)	(1,941)		(1,941)
Distributions to non-controlling interests							(5,923)	(5,923)
Adjustment to non-controlling interests				(307)		(307)	307	—
Share-based long term incentive plan unit awards				226		226	3	229
BALANCE, March 31, 2021	$111,034	43,781,684	$44	$915,577	$(116,799)	$909,856	$33,520	$943,376
Net income (loss)					34,595	34,595	1,874	36,469
Contributions from non-controlling interests							5,931	5,931
Common dividends(1)					(19,265)	(19,265)	(298)	(19,563)
Preferred dividends(2)					(1,940)	(1,940)		(1,940)
Distributions to non-controlling interests							(9,413)	(9,413)
Share-based long term incentive plan unit awards				240		240	4	244
BALANCE, June 30, 2021	$111,034	43,781,684	$44	$915,817	$(103,409)	$923,486	$31,618	$955,104
Net income (loss)					22,505	22,505	1,476	23,981
Net proceeds from the issuance of common stock(3)		7,852,900	8	141,295		141,303	—	141,303
Shares of common stock issued in connection with incentive fee payment		37,373	—	716		716	—	716
Contributions from non-controlling interests							4,030	4,030
Common dividends(1)					(22,854)	(22,854)	(307)	(23,161)
Preferred dividends(2)					(1,941)	(1,941)		(1,941)
Distributions to non-controlling interests							(5,006)	(5,006)
Conversion of non-controlling interest units to shares of common stock		5,710	—	105		105	(105)	—
Adjustment to non-controlling interests				(234)		(234)	234	—
Share-based long term incentive plan unit awards				240		240	4	244
BALANCE, September 30, 2021	$111,034	51,677,667	$52	$1,057,939	$(105,699)	$1,063,326	$31,944	$1,095,270

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
BALANCE, December 31, 2019	$111,034	38,647,943	$39	$821,747	$(103,555)	$829,265	$39,434	$868,699
Net income (loss)					(127,457)	(127,457)	(885)	(128,342)
Net proceeds from the issuance of common stock(3)		5,290,000	5	95,287		95,292	—	95,292
Shares of common stock issued in connection with incentive fee payment		637	—	12		12	—	12
Contributions from non-controlling interests							3,487	3,487
Common dividends(1)					(19,748)	(19,748)	(309)	(20,057)
Preferred dividends(2)					(1,941)	(1,941)	—	(1,941)
Distributions to non-controlling interests							(4,798)	(4,798)
Conversion of non-controlling interest units to shares of common stock		129,516	—	2,378		2,378	(2,378)	—
Adjustment to non-controlling interests				(545)		(545)	545	—
Repurchase of shares of common stock		(288,172)	—	(3,035)		(3,035)		(3,035)
Share-based long term incentive plan unit awards				162		162	2	164
BALANCE, March 31, 2020	111,034	43,779,924	44	916,006	(252,701)	774,383	35,098	809,481
Net income (loss)					39,219	39,219	1,220	40,439
Contributions from non-controlling interests							2,895	2,895
Common dividends(1)					(10,945)	(10,945)	(152)	(11,097)
Preferred dividends(2)					(1,941)	(1,941)	—	(1,941)
Distributions to non-controlling interests							(2,280)	(2,280)
Share-based long term incentive plan unit awards				180		180	2	182
BALANCE, June 30, 2020	$111,034	43,779,924	$44	$916,186	$(226,368)	$800,896	$36,783	$837,679
Net income (loss)					48,143	48,143	1,559	49,702
Contributions from non-controlling interests							1,199	1,199
Common dividends(1)					(11,821)	(11,821)	(166)	(11,987)
Preferred dividends(2)					(1,940)	(1,940)	—	(1,940)
Distributions to non-controlling interests							(2,541)	(2,541)
Conversion of non-controlling interest units to shares of common stock		3,638	—	59		59	(59)	—
Adjustment to non-controlling interests				(369)		(369)	369	—
Repurchase of shares of common stock		(1,878)	—	(21)		(21)		(21)
Share-based long term incentive plan unit awards				183		183	3	186
BALANCE, September 30, 2020	$111,034	43,781,684	$44	$916,038	$(191,986)	$835,130	$37,147	$872,277
(1)For the three-month periods ended September 30, 2021 and 2020, dividends totaling $0.45 and $0.27, respectively, per share of common stock and convertible unit outstanding, were declared. For the nine-month periods ended September 30, 2021 and 2020, dividends totaling $1.19 and $0.97, respectively, per share of common stock and convertible unit outstanding, were declared.
(2)For each of the three-month periods ended September 30, 2021 and 2020 dividends totaling $0.421875 per share of preferred stock were declared. For the nine-month periods ended September 30, 2021 and 2020 dividends totaling $1.265625 and $0.84375, respectively, per share of preferred stock were declared.
(3)Net of underwriters' discounts and commissions and offering costs.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2021	September 30, 2020
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$58,832	$82,480
Cash Flows from Investing Activities:
Purchase of securities	(1,770,962)	(1,189,684)
Purchase of loans	(1,225,176)	(548,104)
Capital improvements of real estate owned	(2,205)	(153)
Proceeds from disposition of securities	1,090,836	1,830,612
Proceeds from disposition of loans	1,064	8,006
Contributions to investments in unconsolidated entities	(9,171)	(19,711)
Distributions from investments in unconsolidated entities	119,395	17,181
Proceeds from disposition of real estate owned	1,335	7,801
Proceeds from principal payments of securities	357,692	284,242
Proceeds from principal payments of loans	225,426	337,748
Proceeds from securities sold short	377,784	264,267
Repurchase of securities sold short	(384,275)	(292,105)
Payments on financial derivatives	(41,821)	(99,800)
Proceeds from financial derivatives	41,283	68,546
Payments made on reverse repurchase agreements	(15,049,417)	(6,659,967)
Proceeds from reverse repurchase agreements	15,046,818	6,686,565
Due from brokers, net	(628)	12,376
Due to brokers, net	(82)	5,641
Net cash provided by (used in) investing activities	(1,222,104)	713,461
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	141,619	95,537
Offering costs paid	(482)	(253)
Repurchase of common stock	—	(3,056)
Dividends paid	(58,469)	(50,642)
Contributions from non-controlling interests	10,744	9,134
Distributions to non-controlling interests	(20,342)	(7,961)
Proceeds from issuance of Other secured borrowings	64,837	45,963
Principal payments on Other secured borrowings	(25,718)	(59,893)
Borrowings under repurchase agreements	4,131,514	3,445,412
Repayments of repurchase agreements	(3,482,991)	(4,423,440)
Proceeds from issuance of Other secured borrowings, at fair value	534,477	205,357
Repayment of Other secured borrowings, at fair value	(111,529)	—
Due from brokers, net	(26,700)	2,620
Due to brokers, net	(1,718)	(238)
Net cash provided by (used in) financing activities	1,155,242	(741,460)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(8,030)	54,481
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	111,822	72,477
Cash, Cash Equivalents, and Restricted Cash, End of Period	$103,792	$126,958

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2021	September 30, 2020
(In thousands)	Expressed in U.S. Dollars
Supplemental disclosure of cash flow information:
Interest paid	$34,531	$54,958
Income tax paid	2,485	505
Dividends payable	9,149	5,299
Shares issued in connection with incentive fee payment (non-cash)	716	531
Contributions from non-controlling interests (non-cash)	—	2,340
Distributions to non-controlling interests (non-cash)	—	(2,340)
Transfers from mortgage loans to real estate owned (non-cash)	14,033	2,198
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	82,837	10,833
Purchase of loans (non-cash)	(800)	(6,270)
Principal payments on Other secured borrowings, at fair value (non-cash)	(341,503)	(138,608)
Proceeds received from Other secured borrowings, at fair value (non-cash)	40,670	27,735
Proceeds from issuance of Other secured borrowings (non-cash)	800	6,270
Proceeds from principal payments of investments (non-cash)	341,503	138,608
Repayments of repurchase agreements (non-cash)	(39,618)	(27,288)
(1)Net of underwriters' discounts and commissions.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
(I) Financial Derivatives: The Company enters into various types of financial derivatives subject to its investment guidelines, which include restrictions associated with maintaining qualification as a REIT. The Company's financial derivatives are predominantly subject to bilateral master trade agreements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the "Dodd-Frank Act." The Company may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the value of derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant acts as an intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Cash collateral received by the Company is included in Due to brokers, on the Condensed Consolidated Balance Sheet. Conversely, cash collateral posted by the Company is included in Due from brokers, on the Condensed Consolidated Balance Sheet. The types of derivatives primarily utilized by the Company are swaps, TBAs, futures, options, and forwards.
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
(AA) Recent Accounting Pronouncements: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional guidance for a limited period meant to ease the potential burden in accounting for, or recognizing the effects of, reform to LIBOR and certain other reference rates. The standard became effective for all entities beginning on March 12, 2020 and may be elected over time. However, ASU 2020-04 is only applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, and that were entered into or evaluated prior to January 1, 2023. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications apply to derivatives that are affected by the reform to LIBOR. The amendments in this update became effective immediately for all entities. ASU 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates, and it is currently evaluating the impact that the adoption of ASU 2020-04 would have on the condensed consolidated financial statements.

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:
September 30, 2021:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$1,525,275	$11,732	$1,537,007
Non-Agency RMBS	—	86,953	106,600	193,553
CMBS	—	1,456	12,148	13,604
CLOs	—	37,157	30,121	67,278
Asset-backed securities, backed by consumer loans	—	—	71,295	71,295
Corporate debt securities	—	413	4,419	4,832
Corporate equity securities	—	—	7,994	7,994
Loans, at fair value:
Residential mortgage loans	—	—	1,656,701	1,656,701
Commercial mortgage loans	—	—	267,591	267,591
Consumer loans	—	—	55,676	55,676
Corporate loans	—	—	16,561	16,561
Investment in unconsolidated entities, at fair value	—	—	142,019	142,019
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	303	303
Credit default swaps on asset-backed indices	—	1,599	—	1,599
Credit default swaps on corporate bond indices	—	174	—	174
Interest rate swaps	—	8,617	—	8,617
TBAs	—	2,399	—	2,399
Options	—	146	—	146
Warrants	—	938	—	938
Futures	1,440	—	—	1,440
Forwards	—	360	—	360
Total assets	$1,440	$1,665,487	$2,383,160	$4,050,087
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(30,294)	$—	$(30,294)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(38)	—	(38)
Credit default swaps on corporate bonds	—	(101)	—	(101)
Credit default swaps on corporate bond indices	—	(1,955)	—	(1,955)
Interest rate swaps	—	(8,851)	—	(8,851)
TBAs	—	(3,081)	—	(3,081)
Futures	(93)	—	—	(93)
Other secured borrowings, at fair value	—	—	(872,306)	(872,306)
Total liabilities	$(93)	$(44,320)	$(872,306)	$(916,719)

December 31, 2020:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$947,780	$11,663	$959,443
Non-Agency RMBS	—	76,276	127,838	204,114
CMBS	—	54,505	63,148	117,653
CLOs	—	70,171	111,100	181,271
Asset-backed securities, backed by consumer loans	—	—	44,925	44,925
Corporate debt securities	—	1,107	4,082	5,189
Corporate equity securities	—	—	1,590	1,590
Loans, at fair value:
Residential mortgage loans	—	—	1,187,069	1,187,069
Commercial mortgage loans	—	—	213,031	213,031
Consumer loans	—	—	47,525	47,525
Corporate loans	—	—	5,855	5,855
Investment in unconsolidated entities, at fair value	—	—	141,620	141,620
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	347	347
Credit default swaps on asset-backed indices	—	2,184	—	2,184
Credit default swaps on corporate bond indices	—	3,420	—	3,420
Interest rate swaps	—	8,519	—	8,519
TBAs	—	962	—	962
Total return swaps	—	—	9	9
Warrants	—	36	—	36
Futures	2	—	—	2
Total assets	$2	$1,164,960	$1,959,802	$3,124,764
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(38,424)	$—	$(38,424)
Corporate debt securities	—	(218)	—	(218)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(130)	—	(130)
Credit default swaps on corporate bonds	—	(747)	—	(747)
Credit default swaps on corporate bond indices	—	(6,438)	—	(6,438)
Interest rate swaps	—	(15,174)	—	(15,174)
TBAs	—	(925)	—	(925)
Futures	(376)	—	—	(376)
Forwards	—	(279)	—	(279)
Total return swaps	—	—	(484)	(484)
Other secured borrowings, at fair value	—	—	(754,921)	(754,921)
Total liabilities	$(376)	$(62,335)	$(755,405)	$(818,116)

The following tables identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2021 and December 31, 2020:
September 30, 2021:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$69,090	Market Quotes	Non Binding Third-Party Valuation	$0.91	$112.85	$77.36
	37,510	Discounted Cash Flows
	106,600		Yield(1)	—%	37.9%	6.4%
			Projected Collateral Prepayments	—%	73.1%	45.5%
			Projected Collateral Losses	0.1%	80.8%	10.4%
			Projected Collateral Recoveries	—%	58.4%	17.7%
Non-Agency CMBS	11,879	Market Quotes	Non Binding Third-Party Valuation	$7.00	$71.92	$53.09
	269	Discounted Cash Flows
	12,148		Yield	7.9%	26.3%	10.6%
			Projected Collateral Losses	0.4%	8.3%	2.8%
			Projected Collateral Recoveries	10.6%	95.7%	94.2%
CLOs	24,199	Market Quotes	Non Binding Third-Party Valuation	$15.00	$97.80	$55.74
	5,922	Discounted Cash Flows
	30,121		Yield(2)	7.4%	100.0%	28.3%
			Projected Collateral Prepayments	54.1%	94.5%	89.6%
			Projected Collateral Losses	2.8%	37.8%	5.7%
			Projected Collateral Recoveries	2.5%	8.1%	3.8%
Agency interest only RMBS	6,267	Market Quotes	Non Binding Third-Party Valuation	$0.55	$23.24	$7.20
	5,465	Option Adjusted Spread ("OAS")
	11,732		LIBOR OAS(3)(4)	160	14,334	1,154
			Projected Collateral Prepayments	9.3%	100.0%	73.4%
ABS backed by consumer loans	71,295	Discounted Cash Flows	Yield	12.7%	121.4%	16.1%
			Projected Collateral Prepayments	0.2%	12.0%	9.0%
			Projected Collateral Losses	1.9%	32.7%	20.6%
Corporate debt and equity	12,413	Discounted Cash Flows	Yield	7.8%	24.4%	10.6%
Performing and re-performing residential mortgage loans	716,144	Discounted Cash Flows	Yield	0.3%	86.4%	4.3%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Securitized residential mortgage loans(5)(6)	$885,442	Market Quotes	Non Binding Third-Party Valuation	$0.64	$103.25	$100.52
	31,833	Discounted Cash Flows
	917,275		Yield	0.8%	7.4%	4.0%
Non-performing residential mortgage loans	23,282	Discounted Cash Flows	Yield	0.8%	35.1%	12.6%
			Recovery Amount	1.0%	162.7%	36.2%
			Months to Resolution	0.5	73.0	32.5
Performing commercial mortgage loans	227,568	Discounted Cash Flows	Yield	6.2%	10.6%	8.0%
Non-performing commercial mortgage loans	40,023	Discounted Cash Flows	Yield	4.0%	18.1%	7.4%
			Recovery Amount	97.0%	100.0%	100.0%
			Months to Resolution	0.2	0.2	0.2
Consumer loans	55,676	Discounted Cash Flows	Yield	6.6%	65.8%	9.3%
			Projected Collateral Prepayments	0.2%	30.7%	14.3%
			Projected Collateral Losses	1.1%	80.8%	9.4%
Corporate loans	7,000	Market Quotes	Non Binding Third-Party Valuation	$100.00	$100.00	$100.00
	9,561	Discounted Cash Flows
	16,561		Yield	3.0%	29.3%	21.3%
Investment in unconsolidated entities - Loan originators	92,838	Enterprise Value	Equity Price-to-Book(7)	1.1x	1.3x	1.2x
Investment in unconsolidated entities - Other	38,613	Enterprise Value	Net Asset Value	n/a	n/a	n/a
Investment in unconsolidated entities - Loan originators	10,568	Recent Transactions	Transaction Price	n/a	n/a	n/a
	142,019
Credit default swaps on asset-backed securities	303	Net Discounted Cash Flows	Projected Collateral Prepayments	29.9%	41.0%	38.5%
			Projected Collateral Losses	5.0%	8.7%	6.4%
			Projected Collateral Recoveries	11.3%	16.8%	12.6%
Other secured borrowings, at fair value(5)	(872,306)	Market Quotes	Non Binding Third-Party Valuation	$97.84	$103.25	$100.97
			Yield	2.0%	3.2%	2.4%
			Projected Collateral Prepayments	—%	97.8%	67.2%
(1)For the range minimum, the range maximum, and the weighted average yield, excludes non-Agency RMBS with a negative yield, with a total fair value of $2.1 million. Including these securities the weighted average yield was 5.7%.
(2)For the range minimum, the range maximum, and the weighted average yield, excludes CLOs with a negative yield, with a total fair value of $0.4 million. Including these securities the weighted average yield was 26.4%.
(3)Shown in basis points.
(4)For range minimum, range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $3.1 million. Including these securities the weighted average was 810 basis points.
(5)Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(6)Includes $8.8 million of non-performing securitized residential mortgage loans.
(7)Represents an estimation of where market participants might value an enterprise on a price-to-book basis.

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

The tables below includes a roll-forward of the Company's financial instruments for the three- and nine-month periods ended September 30, 2021 and 2020 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended September 30, 2021

(In thousands)	Beginning Balance as of June 30, 2021	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2021
Assets:
Securities, at fair value:
Agency RMBS	$9,936	$(1,285)	$(15)	$278	$2,038	$—	$780	$—	$11,732
Non-Agency RMBS	114,464	612	680	(1,918)	154	(9,005)	1,613	—	106,600
CMBS	17,025	27	1,987	(468)	—	(15,070)	8,647	—	12,148
CLOs	33,989	(1,688)	2,689	3,007	85	(7,961)	—	—	30,121
Asset-backed securities backed by consumer loans	69,254	(1,813)	287	(1,598)	15,853	(10,688)	—	—	71,295
Corporate debt securities	5,444	—	1,271	(700)	2,207	(3,803)	—	—	4,419
Corporate equity securities	8,497	—	661	224	351	(1,739)	—	—	7,994
Loans, at fair value:
Residential mortgage loans	1,445,651	(3,864)	277	(4,475)	405,291	(186,179)	—	—	1,656,701
Commercial mortgage loans	228,450	—	17	71	72,415	(33,362)	—	—	267,591
Consumer loans	52,016	(1,919)	(105)	19	13,941	(8,276)	—	—	55,676
Corporate loan	16,584	—	—	(267)	254	(10)	—	—	16,561
Investments in unconsolidated entities, at fair value	178,979	—	4,225	(1,676)	9,674	(49,183)	—	—	142,019
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	303	—	(4)	—	4	—	—	—	303
Total return swaps	520	—	26	(520)	—	(26)	—	—	—
Total assets, at fair value	$2,181,112	$(9,930)	$11,996	$(8,023)	$522,267	$(325,302)	$11,040	$—	$2,383,160
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$(56)	$—	$(67)	$56	$67	$—	$—	$—	$—
Other secured borrowings, at fair value	(1,003,037)	—	—	1,482	129,249	—	—	—	(872,306)
Total liabilities, at fair value	$(1,003,093)	$—	$(67)	$1,538	$129,316	$—	$—	$—	$(872,306)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2021, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2021. For Level 3 financial instruments held by the Company at September 30, 2021, change in net unrealized gain (loss) of $3.1 million, $(4.7) million, $(2.7) million, $0.1 million, $0.1 million, and $1.5 million, for the three-month period ended September 30, 2021 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, and other secured borrowings, at fair value, respectively.
At September 30, 2021, the Company transferred $11.0 million of assets from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

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

Nine-Month Period Ended September 30, 2021

(In thousands)	Beginning Balance as of December 31, 2020	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2021
Assets:
Securities, at fair value:
Agency RMBS	$11,663	$(2,570)	$943	$(1,408)	$2,039	$(1,533)	$5,093	$(2,495)	$11,732
Non-Agency RMBS	127,838	1,926	2,993	(2,533)	22,392	(42,009)	5,831	(9,838)	106,600
CMBS	63,148	404	4,329	4,946	—	(60,449)	397	(627)	12,148
CLOs	111,100	(371)	934	19,782	104	(77,879)	1,601	(25,150)	30,121
Asset-backed securities backed by consumer loans	44,925	(3,796)	466	(3,181)	61,665	(28,784)	—	—	71,295
Corporate debt securities	4,082	—	1,497	(517)	3,824	(4,467)	—	—	4,419
Corporate equity securities	1,590	—	276	2,538	5,329	(1,739)	—	—	7,994
Loans, at fair value:
Residential mortgage loans	1,187,069	(9,575)	738	(2,788)	955,069	(473,812)	—	—	1,656,701
Commercial mortgage loans	213,031	24	323	141	219,914	(165,842)	—	—	267,591
Consumer loans	47,525	(5,756)	(1,381)	476	40,008	(25,196)	—	—	55,676
Corporate loan	5,855	—	—	(267)	10,985	(12)	—	—	16,561
Investments in unconsolidated entities, at fair value	141,620	—	4,386	23,400	92,008	(119,395)	—	—	142,019
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	347	—	39	(44)	10	(49)	—	—	303
Total return swaps	9	—	167	(9)	—	(167)	—	—	—
Total assets, at fair value	$1,959,802	$(19,714)	$15,710	$40,536	$1,413,347	$(1,001,333)	$12,922	$(38,110)	$2,383,160
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$(484)	$—	$(1,428)	$484	$1,428	$—	$—	$—	$—
Other secured borrowings, at fair value	(754,921)	—	—	4,730	453,032	(575,147)	—	—	(872,306)
Total liabilities, at fair value	$(755,405)	$—	$(1,428)	$5,214	$454,460	$(575,147)	$—	$—	$(872,306)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2021, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2021. For Level 3 financial instruments held by the Company at September 30, 2021, change in net unrealized gain (loss) of $13.6 million, $(2.4) million, $19.9 million, $(0.1) million, and $4.7 million, for the nine-month period ended September 30, 2021 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, and other secured borrowings, at fair value, respectively.
At September 30, 2021, the Company transferred $38.1 million of assets from Level 3 to Level 2 and $12.9 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Nine-Month Period Ended September 30, 2020

(In thousands)	Beginning Balance as of December 31, 2019	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2020
Assets:
Securities, at fair value:
Agency RMBS	$19,904	$(6,072)	$614	$2,803	$8,219	$(3,295)	$2,177	$(12,210)	$12,140
Non-Agency RMBS	89,581	1,113	303	(1,996)	61,933	(29,811)	22,974	(4,898)	139,199
CMBS	29,805	617	(867)	(4,638)	51,432	(32,284)	7,828	(9,084)	42,809
CLOs	44,979	1,237	(7,586)	(24,206)	47,730	—	53,462	(2,626)	112,990
Asset-backed securities backed by consumer loans	48,610	(3,584)	(200)	(1,501)	25,001	(21,028)	—	—	47,298
Corporate debt securities	1,113	—	504	991	3,450	(3,851)	—	—	2,207
Corporate equity securities	1,394	—	7	(741)	366	(12)	—	—	1,014
Loans, at fair value:
Residential mortgage loans	932,203	(4,414)	(722)	7,008	340,842	(244,208)	—	—	1,030,709
Commercial mortgage loans	274,759	113	135	(140)	107,608	(130,244)	—	—	252,231
Consumer loans	186,954	(21,712)	(97)	(6,965)	104,872	(110,443)	—	—	152,609
Corporate loan	18,510	—	—	—	1,053	(12,500)	—	—	7,063
Investment in unconsolidated entities, at fair value	71,850	—	62	10,528	29,522	(16,159)	—	—	95,803
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	993	—	(955)	915	29	(631)	—	—	351
Total return swaps	620	—	113	(515)	209	(322)	—	—	105
Total assets, at fair value	$1,721,275	$(32,702)	$(8,689)	$(18,457)	$782,266	$(604,788)	$86,441	$(28,818)	$1,896,528
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$(436)	$—	$(501)	$349	$500	$—	$—	$—	$(88)
Other secured borrowings, at fair value	(594,396)	—	—	(6,636)	138,608	(233,092)	—	—	(695,516)
Total liabilities, at fair value	$(594,832)	$—	$(501)	$(6,287)	$139,108	$(233,092)	$—	$—	$(695,604)
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

The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021		December 31, 2020
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$103,617	$103,617	$111,647	$111,647
Restricted cash	175	175	175	175
Due from brokers	89,983	89,983	63,147	63,147
Reverse repurchase agreements	38,062	38,062	38,640	38,640
Liabilities:
Repurchase agreements	2,105,836	2,105,836	1,496,931	1,496,931
Other secured borrowings	90,981	90,981	51,062	51,062
Senior notes, net	86,490	85,759	86,000	85,561
Due to brokers	2,560	2,560	5,059	5,059
Cash and cash equivalents generally includes cash held in interest bearing overnight accounts, for which fair value equals the carrying value, and investments which are liquid in nature, such as investments in money market accounts or U.S. Treasury Bills, for which fair value equals the carrying value; such assets are considered Level 1. Restricted cash includes cash held in a segregated account for which fair value equals the carrying value; such assets are considered Level 1. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; fair value of these items is approximated by carrying value and such items are considered Level 1. The Company's reverse repurchase agreements, repurchase agreements, and other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements, repurchase agreements, and other secured borrowings are classified as Level 2 based on the adequacy of the collateral and their short term nature. Senior notes, net are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments. As of September 30, 2021 and December 31, 2020, the estimated fair value of the Company's Senior notes was based on a third-party valuation.

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of September 30, 2021 and December 31, 2020.
September 30, 2021:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$219,169	$10,304	$229,473	$1,491	$(1,033)	$229,931	2.65%	1.42%	4.47
20-year fixed-rate mortgages	48,893	2,892	51,785	20	(852)	50,953	2.45%	1.22%	5.50
30-year fixed-rate mortgages	1,079,522	55,479	1,135,001	14,478	(5,847)	1,143,632	3.21%	2.09%	6.61
Adjustable rate mortgages	10,436	558	10,994	36	(150)	10,880	3.21%	2.28%	4.65
Reverse mortgages	59,894	3,683	63,577	759	(802)	63,534	3.21%	2.28%	4.28
Interest only securities	n/a	n/a	35,948	4,640	(2,511)	38,077	3.51%	7.90%	4.50
Non-Agency RMBS	311,561	(131,975)	179,586	10,730	(5,306)	185,010	4.63%	7.12%	7.13
CMBS	33,801	(22,359)	11,442	282	(926)	10,798	2.91%	10.47%	8.69
Non-Agency interest only securities	n/a	n/a	9,999	1,598	(248)	11,349	0.98%	14.00%	6.28
CLOs	n/a	n/a	74,021	6,888	(13,631)	67,278	3.57%	9.15%	3.23
ABS backed by consumer loans	112,732	(38,471)	74,261	1,383	(4,349)	71,295	11.49%	14.99%	1.26
Corporate debt	27,837	(23,748)	4,089	865	(122)	4,832	0.76%	7.50%	2.13
Corporate equity	n/a	n/a	5,470	2,686	(162)	7,994	n/a	n/a	n/a
Total Long	1,903,845	(143,637)	1,885,646	45,856	(35,939)	1,895,563	3.57%	3.50%	5.89
Short:
European sovereign bonds	(29,989)	553	(29,436)	227	(1,085)	(30,294)	0.02%	0.05%	3.48
Total Short	(29,989)	553	(29,436)	227	(1,085)	(30,294)	0.02%	0.05%	3.48
Total	$1,873,856	$(143,084)	$1,856,210	$46,083	$(37,024)	$1,865,269	3.63%	3.45%	5.93
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

The following tables detail weighted average life of the Company's Agency RMBS as of September 30, 2021 and December 31 2020.
September 30, 2021:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$48,284	$47,527	4.05%	$7,496	$7,032	3.54%
Greater than three years and less than seven years	977,274	970,123	3.31%	28,763	27,162	3.63%
Greater than seven years and less than eleven years	472,327	472,137	2.56%	1,818	1,754	1.43%
Greater than eleven years	1,045	1,043	2.00%	—	—	—%
Total	$1,498,930	$1,490,830	3.10%	$38,077	$35,948	3.51%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of September 30, 2021 and December 31, 2020.
September 30, 2021:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$73,102	$68,824	5.06%	$2,172	$1,324	—%	$108,880	$112,891	8.73%
Greater than three years and less than seven years	56,905	54,286	3.57%	4,142	3,980	2.18%	34,525	39,480	3.43%
Greater than seven years and less than eleven years	54,517	56,473	5.33%	5,035	4,695	0.23%	—	—	—%
Greater than eleven years	11,284	11,445	1.93%	—	—	—%	—	—	—%
Total	$195,808	$191,028	4.53%	$11,349	$9,999	0.98%	$143,405	$152,371	7.36%
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
The following tables detail the components of interest income by security type for the three- and nine-month periods ended September 30, 2021 and 2020:

	Three-Month Period Ended
(In thousands)	September 30, 2021			September 30, 2020
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$14,797	$(9,551)	$5,246	$14,117	$(7,454)	$6,663
Non-Agency RMBS and CMBS	3,307	748	4,055	3,311	1,911	5,222
CLOs	3,532	(1,456)	2,076	2,256	2,179	4,435
Other securities(1)	4,590	(1,813)	2,777	2,970	(1,435)	1,535
Total	$26,226	$(12,072)	$14,154	$22,654	$(4,799)	$17,855

	Nine-Month Period Ended
(In thousands)	September 30, 2021			September 30, 2020
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$43,449	$(20,123)	$23,326	$47,632	$(25,516)	$22,116
Non-Agency RMBS and CMBS	10,321	3,179	13,500	10,995	4,001	14,996
CLOs	7,978	59	8,037	11,662	1,543	13,205
Other securities(1)	12,296	(3,796)	8,500	8,992	(3,584)	5,408
Total	$74,044	$(20,681)	$53,363	$79,281	$(23,556)	$55,725
(1)Other securities includes ABS backed by consumer loans, corporate debt securities, and U.S. Treasury securities.
For the three-month periods ended September 30, 2021 and 2020, the Catch-Up Premium Amortization Adjustment was $(2.9) million and $0.3 million, respectively. For the nine-month periods ended September 30, 2021 and 2020, the Catch-Up Premium Amortization Adjustment was $10 thousand and $(4.4) million, respectively.

The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three- and nine-month periods ended September 30, 2021 and 2020.

	Three-Month Period Ended
(In thousands)	September 30, 2021				September 30, 2020
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses	Net Realized Gain (Loss)
Agency RMBS	$128,510	$831	$(1,860)	$(1,029)	$10,675	$2,467	$(564)	$1,903
Non-Agency RMBS and CMBS	55,122	3,887	(1,081)	2,806	17,926	1,669	(171)	1,498
CLOs	—	2,846	—	2,846	—	—	256	256
Other securities(3)	145,131	2,460	(313)	2,147	11,861	373	(74)	299
Total	$328,763	$10,024	$(3,254)	$6,770	$40,462	$4,509	$(553)	$3,956
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(0.3) million and $(2.5) million, for the three-month periods ended September 30, 2021 and 2020, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

	Nine-Month Period Ended
(In thousands)	September 30, 2021				September 30, 2020
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses	Net Realized Gain (Loss)
Agency RMBS	$620,728	$4,171	$(9,114)	$(4,943)	$1,438,469	$15,982	$(3,369)	$12,613
Non-Agency RMBS and CMBS	196,874	13,396	(2,598)	10,798	116,349	11,081	(3,880)	7,201
CLOs	129,001	3,882	(973)	2,909	41,714	1,122	(2,928)	(1,806)
Other securities(3)	169,812	2,705	(185)	2,520	169,172	1,273	(329)	944
Total	$1,116,415	$24,154	$(12,870)	$11,284	$1,765,704	$29,458	$(10,506)	$18,952
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(1.5) million and $(16.3) million for the nine-month periods ended September 30, 2021 and 2020, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.
The following tables present the fair value and gross unrealized losses of our long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost bases, by length of time that such securities have been in an unrealized loss position at September 30, 2021 and December 31, 2020.
September 30, 2021:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$663,008	$(7,783)	$31,177	$(972)	$694,185	$(8,755)
Non-Agency RMBS and CMBS	41,556	(812)	4,050	(200)	45,606	(1,012)
CLOs	—	—	1,264	(1,006)	1,264	(1,006)
Total	$704,564	$(8,595)	$36,491	$(2,178)	$741,055	$(10,773)

December 31, 2020:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$126,926	$(981)	$832	$(44)	$127,758	$(1,025)
Non-Agency RMBS and CMBS	20,474	(2,616)	2,599	(348)	23,073	(2,964)
CLOs	5,279	(753)	1,196	(1,131)	6,475	(1,884)
Other securities(1)	1,107	(8)	—	—	1,107	(8)
Total	$153,786	$(4,358)	$4,627	$(1,523)	$158,413	$(5,881)
(1)Other securities includes ABS backed by consumer loans, corporate debt and equity, and U.S. Treasury securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of September 30, 2021 and December 31, 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $19.2 million and $24.9 million, respectively, related to adverse changes in estimated future cash flows on its securities. Certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such securities; as of December 31, 2020, the estimated credit losses on such securities was $2.6 million. There were no estimated credit losses on such securities as of September 30, 2021.
The Company has determined for certain securities that a portion of such securities cost basis is not collectible. For the three-month periods ended September 30, 2021 and 2020, the Company recognized realized losses on these securities of $(0.3) million and $(2.5) million, respectively. For the nine-month periods ended September 30, 2021 and 2020, the Company recognized realized losses on these securities of $(1.5) million and $(16.3) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, and corporate loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of September 30, 2021 and December 31, 2020:

	As of
(In thousands)	September 30, 2021		December 31, 2020
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$1,602,548	$1,656,701	$1,150,303	$1,187,069
Commercial mortgage loans	267,388	267,591	212,716	213,031
Consumer loans	53,515	55,676	48,180	47,525
Corporate loans	16,828	16,561	5,855	5,855
Total	$1,940,279	$1,996,529	$1,417,054	$1,453,480
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

The following table provides details, by accrual status, for loans that are 90 days or more past due as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021		December 31, 2020
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$37,010	$34,003	$64,509	$60,381
Commercial mortgage loans	39,842	40,023	44,233	44,052
Consumer loans	501	488	1,015	930
Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of September 30, 2021 and December 31, 2020.
September 30, 2021:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$1,602,548	$34,431	$1,636,979	$25,125	$(5,403)	$1,656,701	5.79%	4.56%	1.95
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $917.3 million of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $20.4 million and $(0.4) million of gross unrealized gains and gross unrealized losses, respectively; such unrealized gains (losses) are included on the Company's Condensed Consolidated Statement of Operations in Unrealized gains (losses) on securities and loans, net. See Residential Mortgage Loan Securitizations in Note 10 for additional information.
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

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of September 30, 2021 and December 31, 2020:

Property Location by U.S. State	September 30, 2021	December 31, 2020
California	41.2%	43.1%
Florida	15.0%	14.8%
Texas	11.7%	10.2%
Colorado	2.6%	3.1%
Utah	2.6%	1.7%
Arizona	2.3%	2.0%
Massachusetts	2.3%	2.6%
Illinois	2.2%	1.8%
Nevada	1.8%	1.9%
New York	1.7%	1.6%
Oregon	1.6%	2.2%
Washington	1.6%	1.4%
North Carolina	1.6%	1.1%
Georgia	1.2%	1.3%
Connecticut	1.2%	0.9%
New Jersey	1.0%	1.4%
Maryland	0.8%	1.0%
Other	7.6%	7.9%
	100.0%	100.0%
The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of September 30, 2021 and December 31, 2020.

	As of
	September 30, 2021		December 31, 2020
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$18,164	$17,424	$18,120	$16,741
Non-performing	34,904	32,107	62,009	58,169
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. As of September 30, 2021 and December 31, 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $1.5 million and $2.2 million, respectively, related to adverse changes in estimated future cash flows on its residential mortgage loans. Certain of the Company's residential mortgage loans, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such loans; as of both September 30, 2021 and December 31, 2020, the estimated credit losses on such loans was $0.2 million.
The Company has determined for certain of its residential mortgage loans that a portion of such loans' cost basis is not collectible. For the three-month periods ended September 30, 2020, the Company recognized realized losses on these loans of $(51) thousand; no such realized losses were recognized for the three-month period ended September 30, 2021. For the nine-month periods ended September 30, 2021 and 2020, the Company recognized realized losses on these loans of $(33) thousand and $(0.5) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
As of September 30, 2021 and December 31, 2020, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $12.9 million and $14.9 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of September 30, 2021 and December 31, 2020:
September 30, 2021:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$267,388	$38	$267,426	$338	$(173)	$267,591	7.88%	7.84%	0.98
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $40.0 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of September 30, 2021 and December 31, 2020:

Property Location by U.S. State	September 30, 2021	December 31, 2020
Florida	26.6%	23.8%
New York	20.2%	15.2%
Connecticut	7.0%	11.2%
Missouri	6.8%	7.9%
Arizona	6.2%	4.3%
Ohio	5.9%	7.3%
North Carolina	5.7%	2.2%
New Jersey	5.0%	5.8%
California	4.7%	5.9%
Michigan	4.7%	—%
New Hampshire	3.4%	—%
Indiana	2.3%	2.8%
Nevada	1.5%	1.9%
Massachusetts	—%	6.1%
Virginia	—%	4.2%
Illinois	—%	1.4%
	100.0%	100.0%
As of September 30, 2021, the Company had six non-performing commercial mortgage loans with an unpaid principal balance and fair value of $39.8 million and $40.0 million, respectively. As of December 31, 2020, the Company had three non-performing commercial mortgage loans with an unpaid principal balance and fair value of $31.8 million and $31.5 million, respectively.
As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of September 30, 2021 and December 31, 2020, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $0.2 million and $0.4 million, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
As of December 31, 2020, the Company had one commercial mortgage loan with a fair value of $10.5 million that was in the process of foreclosure. The Company did not have any commercial mortgage loans in the process of foreclosure as of September 30, 2021.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of September 30, 2021 and December 31, 2020:
September 30, 2021:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$53,515	$2,405	$55,920	$910	$(1,154)	$55,676	0.96	3
(1)Includes $0.3 million of charged-off loans for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of September 30, 2021 and December 31, 2020:

Days Past Due	September 30, 2021	December 31, 2020
Current	96.7%	90.4%
30-59 Days	1.4%	3.4%
60-89 Days	1.0%	3.3%
90-119 Days	0.9%	2.8%
>120 Days	—%	0.1%
	100.0%	100.0%
During the three-month periods ended September 30, 2021 and 2020, the Company charged off $0.5 million and $3.9 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. During the nine-month periods ended September 30, 2021 and 2020, the Company charged off $2.9 million and $13.9 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of September 30, 2021 and December 31, 2020, the Company held charged-off consumer loans with an aggregate fair value of $0.3 million and $0.6 million, respectively, for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of September 30, 2021 and December 31, 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $1.0 million and $2.9 million, respectively, on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the three- and nine-month periods ended September 30, 2021, the Company recognized realized losses on these loans of $(0.1) million and $(1.4) million. For the three- and nine-month periods ended September 30, 2020, the Company recognized realized losses on these loans of $(0.1) million.
Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of September 30, 2021 and December 31, 2020:
September 30, 2021:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$16,828	$16,561	17.68%	2.91
(1)See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2020:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$5,855	$5,855	20.00%	1.75
(1)See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
6. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of September 30, 2021 and December 31, 2020, the Company's investments in unconsolidated entities had an aggregate fair value of $142.0 million and $141.6 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the three-month periods ended September 30, 2021 and 2020, the Company recognized $2.5 million and $11.4 million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. For the nine-month periods ended September 30, 2021 and 2020, the Company recognized $27.8 million and $10.6 million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. As of September 30, 2021 and December 31, 2020, the Company had non-controlling equity interests in various loan originators with an aggregate fair value of $103.4 million and $79.5 million, respectively. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of September 30, 2021 and December 31, 2020, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $26.8 million and $13.6 million, respectively.
The following table provides details about the Company's investments in unconsolidated entities as of September 30, 2021 and December 31, 2020:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	September 30, 2021	December 31, 2020
Longbridge Financial, LLC(1)	Preferred shares	49.7%	49.7%
LendSure Mortgage Corp.(1)(2)	Common shares	49.9%	49.9%
Jepson Holdings Limited(1)	Membership Interest	30.1%	30.1%
Elizon DB 2015-1 LLC(1)(3)(4)	Membership Interest	3.1%	8.9%
Elizon NM CRE 2020-1 LLC(1)(3)(5)	Membership Interest	54.6%	—%
Elizon CH CRE 2021-1 LLC(1)(3)(6)	Membership Interest	13.6%	—%
Elizon TCG SBC 2017-1(1)	Membership Interest	—%	36.0%
Other(1)(7)(8)(9)	Various	8.0%–80.0%	7.4%–56.3%
(1)See Note 13 for additional details on the Company's related party transactions.

(2)Excludes investment in warrants convertible into non-voting common shares; including such warrants the Company's additional non-voting stake in the entity was 15.0% as of both September 30, 2021 and December 31, 2020. See Note 13 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(4)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 53.7% and 58.2% as of September 30, 2021 and December 31, 2020, respectively.
(5)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 32.6% as of September 30, 2021.
(6)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 44.0% as of September 30, 2021.
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
(9)Excludes investment in non-voting common shares of a loan originator; including such shares the Company's additional non-voting stake in such entity was 16.4% as of September 30, 2021. There were no additional non-voting shares held by the Company at December 31, 2020. See Note 13 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
As of September 30, 2021, the Company's two largest investments in unconsolidated entities were in mortgage loan originators, LendSure Mortgage Corp. and Longbridge Financial, LLC, or "Longbridge." As of September 30, 2021 and December 31, 2020, the fair value of the Company's investment in LendSure Mortgage Corp. was $27.1 million and $15.5 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The Company's investment in Longbridge was considered significant pursuant to Regulation S-X for the year ended December 31, 2020. For the three-month periods ended September 30, 2021 and 2020, the Company recognized $(6.2) million and $8.9 million, respectively of unrealized gains (losses) from its investment in Longbridge, which is included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations. For the nine-month periods ended September 30, 2021 and 2020, the Company recognized $5.1 million and $13.2 million, respectively, of unrealized gains from its investment in Longbridge. As of September 30, 2021 and December 31, 2020, the fair value of the Company's investment in Longbridge was $65.7 million and $60.6 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The following table provides a summary of the results of operations of Longbridge for the three- and nine-month periods ended September 30, 2021 and 2020.

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue(1)	$(21,954)	$114,064	$168,664	$240,739
Net income (loss)	$(8,243)	$15,962	$23,469	$28,901
(1)Longbridge includes in Revenue mark-to-market gains and losses on certain reverse mortgage loans held for investments.

7. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the three- and nine-month periods ended September 30, 2021 and 2020:

	Three-Month Period Ended
	September 30, 2021		September 30, 2020
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (June 30, 2021 and 2020, respectively)	14	$35,295	13	$24,044
Transfers from mortgage loans	4	1,479	4	676
Capital expenditures and other adjustments to cost		312		27
Adjustments to record at the lower of cost or fair value		699		147
Disposals	(3)	(783)	(1)	(100)
Ending Balance (September 30, 2021 and 2020, respectively)	15	$37,002	16	$24,794

	Nine-Month Period Ended
	September 30, 2021		September 30, 2020
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2020 and 2019, respectively)	13	$23,598	15	$30,584
Transfers from mortgage loans	7	14,033	9	2,198
Capital expenditures and other adjustments to cost		2,205		153
Adjustments to record at the lower of cost or fair value		(1,406)		(813)
Disposals	(5)	(1,428)	(8)	(7,328)
Ending Balance (September 30, 2021 and 2020, respectively)	15	$37,002	16	$24,794
During the three-month period ended September 30, 2021, the Company sold three REO properties, realizing a net gain (loss) of approximately $(50) thousand. During the three-month period ended September 30, 2020, the Company sold one REO property, realizing a net gain (loss) of approximately $(18) thousand. During the nine-month period ended September 30, 2021, the Company sold five REO properties, realizing a net gain (loss) of approximately $(63) thousand. During the nine-month period ended September 30, 2020, the Company sold eight REO properties, realizing a net gain (loss) of approximately $0.1 million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Condensed Consolidated Statement of Operations. As of September 30, 2021 and December 31, 2020 all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $25.6 million and $22.4 million were measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020, respectively.
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

The following table details the fair value of the Company's holdings of financial derivatives as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$—	$961
TBA securities sale contracts	2,399	1
Fixed payer interest rate swaps	4,450	125
Fixed receiver interest rate swaps	4,167	8,394
Credit default swaps on asset-backed securities	303	347
Credit default swaps on asset-backed indices	1,599	2,184
Credit default swaps on corporate bond indices	174	3,420
Total return swaps	—	9
Options	146	—
Futures	1,440	2
Forwards	360	—
Warrants	938	36
Total financial derivatives–assets, at fair value	15,976	15,479
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(2,596)	—
TBA securities sale contracts	(485)	(925)
Fixed payer interest rate swaps	(8,094)	(15,109)
Fixed receiver interest rate swaps	(757)	(65)
Credit default swaps on asset-backed indices	(38)	(130)
Credit default swaps on corporate bonds	(101)	(747)
Credit default swaps on corporate bond indices	(1,955)	(6,438)
Total return swaps	—	(484)
Futures	(93)	(376)
Forwards	—	(279)
Total financial derivatives–liabilities, at fair value	(14,119)	(24,553)
Total	$1,857	$(9,074)

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of September 30, 2021 and December 31, 2020:
September 30, 2021:

			Weighted Average
	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$64,100	$(269)	0.99%	0.12%	0.43
2023	691,110	(3,022)	0.55	0.12	1.72
2024	314,762	391	0.43	0.13	2.49
2025	52,692	(70)	0.86	0.13	3.69
2026	29,925	186	0.88	0.13	4.72
2027	9,732	360	0.49	0.13	5.73
2028	119,634	(215)	1.31	0.13	6.73
2029	19,152	(898)	1.98	0.13	7.80
2030	9,585	270	1.09	0.12	8.48
2031	111,409	835	1.43	0.13	9.68
2035	500	41	0.78	0.09	14.06
2036	1,100	37	1.45	0.12	14.39
2040	500	51	0.90	0.09	19.07
2049	5,796	(1,408)	2.89	0.15	27.28
2050	500	67	0.98	0.09	25.07
Total	$1,430,497	$(3,644)	0.72%	0.12%	3.29
December 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$17,500	$(231)	2.75%	0.24%	0.22
2022	96,533	(1,535)	1.19	0.22	1.14
2023	146,012	(4,770)	1.50	0.23	2.42
2025	66,503	(1,034)	0.73	0.21	4.75
2026	11,216	(458)	1.23	0.25	5.50
2027	9,732	60	0.49	0.24	6.48
2028	16,644	(2,169)	2.39	0.24	7.32
2029	22,744	(2,289)	1.94	0.23	8.61
2030	13,015	(369)	1.13	0.22	9.29
2035	500	15	0.78	0.09	14.81
2036	1,100	(47)	1.45	0.25	15.13
2040	500	20	0.90	0.09	19.82
2049	5,796	(2,208)	2.89	0.23	28.02
2050	500	31	0.98	0.09	29.82
Total	$408,295	$(14,984)	1.39%	0.23%	3.82

The following tables provide information about the Company's fixed receiver interest rate swaps as of September 30, 2021 and December 31, 2020:
September 30, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$53,974	$463	—%	1.85%	0.42
2023	41,407	1,094	0.12	2.00	1.47
2024	76,342	2,572	0.14	1.57	3.05
2026	59,640	(295)	0.13	0.89	4.76
2031	13,736	(251)	0.13	1.32	9.76
2035	500	(43)	0.09	0.74	14.06
2040	500	(55)	0.09	0.84	19.07
2050	500	(75)	0.09	0.90	29.07
Total	$246,599	$3,410	0.10%	1.52%	3.10
December 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$12,950	$205	0.24%	1.75%	0.71
2022	103,974	1,413	0.22	1.07	1.48
2023	48,657	2,209	0.24	2.00	2.26
2024	86,342	4,567	0.22	1.65	3.73
2035	500	(14)	0.09	0.74	14.81
2040	500	(20)	0.09	0.84	19.82
2050	500	(31)	0.09	0.90	29.82
Total	$253,423	$8,329	0.22%	1.48%	2.48

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021			December 31, 2020
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$499	$8	24.32	$395	$5	16.99
Credit default swaps on corporate bond indices	2,206	174	2.22	67,779	3,296	2.52
Short:
Credit default swaps on asset-backed securities	(909)	303	13.96	(957)	347	14.70
Credit default swaps on asset-backed indices	(12,298)	1,591	40.55	(12,888)	2,179	39.61
Credit default swaps on corporate bond indices	—	—	—	(2,173)	124	2.97
Liability:
Long:
Credit default swaps on asset-backed indices	90	(38)	27.66	479	(130)	32.36
Short:
Credit default swaps on asset-backed indices	(1)	—	28.25	(1)	—	29.00
Credit default swaps on corporate bonds	(3,400)	(101)	3.72	(8,400)	(747)	4.17
Credit default swaps on corporate bond indices	(22,622)	(1,955)	4.54	(110,624)	(6,438)	2.78
	$(36,435)	$(18)	16.67	$(66,390)	$(1,364)	10.25
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021			December 31, 2020
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Short Contracts:
U.S. Treasury futures	$(221,400)	$1,440	2.99	$(300)	$2	2.70
Liabilities:
Long Contracts:
U.S. Treasury futures	1,900	(93)	2.73	1,900	(9)	2.70
Short Contracts:
U.S. Treasury futures	—	—	—	(178,200)	(367)	2.94
Total, net	$(219,500)	$1,347	2.99	$(176,600)	$(374)	2.94
Options
The following table provides information about the Company's options contracts as of September 30, 2021. The Company did not have any options contracts as of December 31, 2020:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Put options on credit default swaps on corporate bond indices (1)	$146	2.5	$30,000	5.00	5.00%
(1)Represents the option on the part of the Company to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.
Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	2,120	$938	1.79	1,897	$36	2.40

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
As of September 30, 2021 and December 31, 2020, the Company had outstanding TBA purchase and sale contracts as follows:

	September 30, 2021				December 31, 2020
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$—	$—	$—	$—	$149,990	$155,008	$155,969	$961
Liabilities	291,283	294,634	292,038	(2,596)	—	—	—	—
	291,283	294,634	292,038	(2,596)	149,990	155,008	155,969	961
Sale contracts:
Assets	(596,773)	(623,051)	(620,652)	2,399	(4,400)	(4,765)	(4,764)	1
Liabilities	(326,878)	(348,177)	(348,662)	(485)	(499,667)	(531,034)	(531,959)	(925)
	(923,651)	(971,228)	(969,314)	1,914	(504,067)	(535,799)	(536,723)	(924)
Total TBA securities, net	$(632,368)	$(676,594)	$(677,276)	$(682)	$(354,077)	$(380,791)	$(380,754)	$37
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

Gains and losses on the Company's derivative contracts for the three- and nine-month periods ended September 30, 2021 and 2020 are summarized in the tables below:
Three-Month Period Ended September 30, 2021:

Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(1)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$(1,069)	$(243)	$(1,312)	$252	$2,790	$3,042
Credit default swaps on asset-backed securities	Credit		(4)	(4)		—	—
Credit default swaps on asset-backed indices	Credit		(136)	(136)		69	69
Credit default swaps on corporate bond indices	Credit		(264)	(264)		244	244
Credit default swaps on corporate bonds	Credit		184	184		(192)	(192)
Total return swaps	Credit		(41)	(41)		(465)	(465)
TBAs	Interest Rate		(425)	(425)		(2,381)	(2,381)
Options	Credit		—	—		(148)	(148)
Futures	Interest Rate		(271)	(271)		843	843
Forwards	Currency		487	487		(85)	(85)
Warrants	Equity Market/Credit		—	—		221	221
Total		$(1,069)	$(713)	$(1,782)	$252	$896	$1,148
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $(7) thousand for the three-month period ended September 30, 2021, which is included on the Condensed Consolidated Statement of Operations in Other, net.

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

Nine-Month Period Ended September 30, 2021

Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives(1)	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(2)
(In thousands)
Interest rate swaps	Interest Rate	$(1,808)	$(96)	$(1,904)	$(47)	$6,244	$6,197
Credit default swaps on asset-backed securities	Credit		39	39		(44)	(44)
Credit default swaps on asset-backed indices	Credit		1,062	1,062		(1,109)	(1,109)
Credit default swaps on corporate bond indices	Credit		(351)	(351)		(647)	(647)
Credit default swaps on corporate bonds	Credit		265	265		(346)	(346)
Total return swaps	Credit		(1,243)	(1,243)		476	476
Options	Credit		—	—		(210)	(210)
TBAs	Interest Rate		4,536	4,536		(720)	(720)
Futures	Interest Rate		1,641	1,641		1,721	1,721
Forwards	Currency		411	411		640	640
Warrants	Equity Market/Credit		—	—		187	187
Total		$(1,808)	$6,264	$4,456	$(47)	$6,192	$6,145
(1)Includes realized gain/(loss) on transactions involving foreign-currency-denominated financial derivatives in the amount of $18 thousand for the nine-month period ended September 30, 2021, which is included on the Condensed Consolidated Statement of Operations in Other, net.
(2)Includes foreign currency remeasurement on financial derivatives in the amount of $(38) thousand for the nine-month period ended September 30, 2021, which is included on the Condensed Consolidated Statement of Operations in Other, net.

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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine-month-period ended September 30, 2021 and the year ended December 31, 2020:

Derivative Type	Nine-Month Period Ended September 30, 2021	Year Ended December 31, 2020
(In thousands)
Interest rate swaps	$1,126,497	$1,009,110
TBAs	1,083,070	713,634
Futures	184,690	149,538
Credit default swaps	130,899	277,990
Forwards	22,498	26,413
Options	12,000	1,500
Total return swaps	3,372	6,975
Warrants	1,956	1,570
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of September 30, 2021 and December 31, 2020, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at September 30, 2021 and December 31, 2020 are summarized below:

Credit Derivatives	September 30, 2021	December 31, 2020
(In thousands)
Fair Value of Written Credit Derivatives, Net	$144	$3,171
Notional Value of Written Credit Derivatives (1)	2,795	68,653
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at September 30, 2021 and December 31, 2020, implied credit spreads on such contracts ranged between 110.3 and 147.7 basis points and 40.0 and 274.8 basis points, respectively. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(39) thousand and $(0.1) million as of September 30, 2021 and December 31, 2020, respectively. Estimated points up front on these contracts as of September 30, 2021 ranged between 55.4 and 85.2 and as of December 31, 2020 ranged between 56.2 and 85.2. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at September 30, 2021 and December 31, 2020 were $0.8 million and $(2.0) million, respectively.

9. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020. See Note 10 and Note 13 for additional information on the Company's consolidated VIEs.

(In thousands)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,472	$701
Restricted cash	175	175
Securities, at fair value	71,128	44,523
Loans, at fair value	1,967,426	1,435,067
Investments in unconsolidated entities, at fair value	22,931	6,345
Real estate owned	37,002	23,598
Investment related receivables	40,121	24,824
Other assets	2,472	2,001
Total Assets	$2,142,727	$1,537,234
Liabilities
Repurchase agreements	$475,714	$275,019
Other secured borrowings	89,455	51,062
Other secured borrowings, at fair value	872,306	754,921
Interest payable	713	776
Accrued expenses and other liabilities	1,009	1,103
Total Liabilities	1,439,197	1,082,881
Total Stockholders' Equity	684,792	430,554
Non-controlling interests	18,738	23,799
Total Equity	703,530	454,353
Total Liabilities and Equity	$2,142,727	$1,537,234
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of September 30, 2021 and December 31, 2020, the fair value of the Company's investment in the notes issued by the CLO Issuers was $31.0 million and $17.3 million, respectively.
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
(2)In order to comply with the Risk Retention Rules, the Sponsor purchased the most subordinated class of Certificates and the excess cash flow certificates, with an aggregate value as of the settlement date equal to 5.1% of the fair value of all Certificates issued. Additionally, the Sponsor purchased two other subordinated classes of Certificates with an aggregate value equal to 6.4% of the fair value of all Certificates issued as of the settlement date; the Company subsequently sold one such subordinated class of Certificates to a third party. Finally, the Sponsor also purchased, for an aggregate purchase price of $1.9 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.
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
The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Assets:
Loans, at fair value	$917,275	$801,343
Investment related receivables	26,871	15,544
Liabilities:
Other secured borrowings, at fair value	872,306	754,921
Participation in Multi-Seller Consumer Loan Securitization
In November 2020, the Company participated in a securitization whereby the Company, together with another entity managed by Ellington (the "Consumer Co-Participant"), sold consumer loans with an aggregate unpaid principal balance of approximately $205.1 million to a newly formed securitization trust (the "Consumer Securitization Issuer"). Of the $205.1 million in loans sold to the Consumer Securitization Issuer, the Company's share was 56.3% while the Consumer Co-Participant's share was 43.7%. The transfer was accounted for as a sale in accordance with ASC 860-10. Pursuant to the securitization, the Consumer Securitization Issuer issued senior and subordinated notes in the principal amounts of $158.4 million and $35.2 million, respectively. Trust certificates representing beneficial ownership of the Issuer were also issued. In connection with the transaction, and through a jointly owned newly formed entity (the "Consumer Risk Retention Vehicle"), the Company and the Consumer Co-Participant acquired certain of the subordinated notes as well as the trust certificates in the Issuer. The Company and the Consumer Co-participant acquired 56.3% and 43.7%, respectively, of the interests in the Consumer Risk Retention Vehicle. As of September 30, 2021, the Company's total interest in the Consumer Risk Retention Vehicle, for which the Company has elected the FVO, was 56.3%, or $10.8 million. As of December 31, 2020, the Company's total interest in the Consumer Risk Retention Vehicle, for which the Company has elected the FVO, was 56.3% or

$19.1 million. The fair value of the Consumer Risk Retention Vehicle is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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
11. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of September 30, 2021 and December 31, 2020, the Company's total secured borrowings were $3.1 billion and $2.3 billion, respectively.
Repurchase Agreements
The Company enters into repurchase agreements. A repurchase agreement involves the sale of an asset to a counterparty together with a simultaneous agreement to repurchase the transferred asset or similar asset from such counterparty at a future date. The Company accounts for its repurchase agreements as collateralized borrowings, with the transferred assets effectively serving as collateral for the related borrowing. The Company's repurchase agreements typically range in term from 30 to 364 days, although the Company also has repurchase agreements that provide for longer or shorter terms. The principal economic terms of each repurchase agreement—such as loan amount, interest rate, and maturity date—are typically negotiated on a transaction-by-transaction basis. Other terms and conditions, such as those relating to events of default, are typically governed under the Company's master repurchase agreements. Absent an event of default, the Company maintains beneficial ownership of the transferred securities during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and for most repurchase agreements, interest is generally paid at the termination of the repurchase agreement, at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty, repay that counterparty and possibly negotiate financing terms with a different counterparty, or choose to no longer finance the related asset. Some repurchase agreements provide for periodic payments of interest, such as monthly payments. In response to a decline in the fair value of the transferred securities, whether as a result of changes in market conditions, security paydowns, or other factors, repurchase agreement counterparties will typically make a margin call, whereby the Company will be required to post additional securities and/or cash as collateral with the counterparty in order to re-establish the agreed-upon collateralization requirements. In the event of increases in fair value of the transferred securities, the Company can generally require the counterparty to post collateral with it in the form of cash or securities. The Company is generally permitted to sell or re-pledge any securities posted by the counterparty as collateral; however, upon termination of the repurchase agreement, or other circumstance in which the counterparty is no longer required to post such margin, the Company must return to the counterparty the same security that had been posted.
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 24 counterparties as of both September 30, 2021 and December 31, 2020.
As of September 30, 2021, remaining days to maturity on the Company's open repurchase agreements ranged from 1 day to 730 days. Interest rates on the Company's open repurchase agreements ranged from 0.10% to 3.75% as of September 30,

2021. As of December 31, 2020, remaining days to maturity on the Company's open repurchase agreements ranged from 4 days to 516 days. Interest rates on the Company's open repurchase agreements ranged from 0.20% to 5.00% as of December 31, 2020.
The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS and credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), by remaining maturity as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$367,272	0.14%	13	$265,556	0.28%	17
31-60 Days	140,143	0.20%	43	385,141	0.25%	44
61-90 Days	20,351	0.33%	71	174,586	0.28%	70
91-120 Days	37,029	0.22%	105	—	—%	—
121-150 Days	196,073	0.21%	136	2,692	0.27%	126
151-180 Days	83,344	0.19%	162	59,857	0.32%	162
181-364 Days	592,633	0.17%	286	34,030	0.32%	252
Total Agency RMBS	1,436,845	0.17%	157	921,862	0.27%	57
Credit:
30 Days or Less	28,508	1.23%	16	37,795	2.11%	17
31-60 Days	95,264	1.60%	48	84,554	2.23%	50
61-90 Days	374,547	2.02%	76	152,426	2.11%	75
91-120 Days	23,758	2.94%	100	89,931	2.47%	106
121-150 Days	—	—%	—	66,412	4.75%	125
151-180 Days	7,091	3.50%	164	11,063	2.27%	165
181-364 Days	105,889	2.71%	243	38,640	2.90%	289
> 364 Days	33,934	3.16%	642	94,248	2.99%	447
Total Credit Assets	668,991	2.14%	126	575,069	2.69%	155
Total	$2,105,836	0.80%	147	$1,496,931	1.20%	94
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of September 30, 2021 and December 31, 2020, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $2.4 billion and $1.8 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of September 30, 2021 and December 31, 2020 include investments in the amount of $3.0 million and $1.4 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition, as of September 30, 2021 and December 31, 2020, the Company posted net cash collateral of $57.0 million and $28.9 million, respectively, to its counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. As of both September 30, 2021 and December 31, 2020, there was no single counterparty for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.
Other Secured Borrowings
The Company has entered into agreements to finance a portfolio of unsecured loans through a recourse secured borrowing facility. The facility has a term ending in February 2022. The facility accrues interest on a floating-rate basis. As of September 30, 2021 and December 31, 2020, the Company had outstanding borrowings under this facility in the amount of $3.8 million and $8.7 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. The effective interest rate, inclusive of related deferred financing costs, was 2.01% and 2.30% as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the fair value of unsecured loans collateralizing this borrowing was $5.7 million and $11.5 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of September 30, 2021, the Company was in compliance with all of its covenants.
The Company has a non-recourse secured borrowing facility that is used to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending in March 2022 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying loans. The facility accrues interest on a floating rate basis. As of September 30, 2021 and December 31, 2020, the Company had outstanding borrowings under this facility in the amount of $31.8 million and $7.0 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. The effective interest rate on this facility, inclusive of any related deferred financing costs, was 2.25% as of both September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the fair value of unsecured loans collateralizing this borrowing was $48.8 million and $31.8 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both September 30, 2021 and December 31, 2020, the Company was in compliance with all of its covenants.
The Company has entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility. The facility includes a revolving borrowing period ending in September 2022 (or earlier following a trigger event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the revolving borrowing period, the facility amortizes, with a final termination date in September 2024. The facility accrues interest on a floating rate basis. As of September 30, 2021 and December 31, 2020, the Company had outstanding borrowings under this facility in the amount of $46.4 million and $28.7 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. The effective interest rate on this facility, inclusive of related deferred financing costs, was 4.70% and 5.22% as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the fair value of ABS backed by consumer loans collateralizing this borrowing was $64.4 million and $44.5 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both September 30, 2021 and December 31, 2020, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 10, whereby it financed portfolios of non-QM loans. As of September 30, 2021 and December 31, 2020, the fair value of the Company's outstanding liabilities associated with these securitization transactions was $872.3 million and $754.9 million, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 1.73% and 2.43% as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the fair value of non-QM loans held in the consolidated securitization trusts was $917.3 million and $801.3 million, respectively.
In March 2020, the Company entered into a participation agreement with an unrelated third-party, the "Junior Participant," whereby the Company transferred to the Junior Participant an interest in a small balance commercial mortgage loan, the "Partial Loan," (together with the Company's interest, the "Whole Commercial Loan"). The Partial Loan is subordinate to the interest in the loan held by the Company. In accordance with ASC 860-10, the Partial Loan transferred to the Junior Participant does not meet the definition of a participating interest and, as a result, the Company does not recognize the transfer of the Partial Loan to the Junior Participant as a sale. The Company has recorded the Whole Commercial Loan in Loans, at fair value, on the Condensed Consolidated Balance Sheet. As of September 30, 2021 and December 31, 2020, the fair value of the Whole Commercial Loan was $18.0 million and $17.3 million, respectively. The Company's liability to the Junior Participant as of both September 30, 2021 and December 31, 2020, was $7.5 million and $6.7 million, respectively, and is included in Other secured borrowings on the Company's Condensed Consolidated Balance Sheet. Under the terms of the participation agreement, the Junior Participant is entitled to a portion of the cashflows of the underlying commercial mortgage loan.
The Company and a third-party (the "Participant") have entered into participation agreements whereby in each case the Company sold a participation in a syndicated bank loan (the "Participated Loans"). Simultaneous with the execution of the participation agreement, the Company entered into a forward purchase agreement with the Participant to repurchase the Participated Loan at a predetermined price. As of September 30, 2021, the fair value of the Participated Loans was $1.8 million, and is included in Securities, at fair value on the Company's Condensed Consolidated Balance Sheet. The Company's liability to the Participant was $1.5 million, as of September 30, 2021, and is included in Other secured borrowings on the Company's Condensed Consolidated Balance Sheet. The effective interest rate on the liability to the Participant was 3.20% as of September 30, 2021.

Unsecured Borrowings
Senior Notes
The Company has issued $86.0 million in aggregate principal amount of unsecured long-term debt, which is structured as a joint and several co-issuance by certain of the Company's consolidated subsidiaries and fully guaranteed by the Company (the "Senior Notes"). At any time, the Company is permitted to add others of its consolidated subsidiaries as co-issuers of the Senior Notes. The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Senior Notes mature on September 1, 2022. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. The Senior Notes are carried at amortized cost. There are a number of covenants, including several financial covenants, associated with the Senior Notes. As of both September 30, 2021 and December 31, 2020, the Company was in compliance with all of its covenants.
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
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of September 30, 2021:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
(In thousands)
Next Twelve Months	$2,071,903	$460,576	$86,000	$2,618,479
Year 2	33,933	301,549	—	335,482
Year 3	—	232,927	—	232,927
Year 4	—	—	—	—
Year 5	—	—	—	—
Total	$2,105,836	$995,052	$86,000	$3,186,888
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $904.1 million of expected principal repayments related to the Company's consolidated residential mortgage loan securitizations, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three-month periods ended September 30,

2021 and 2020, the Company recorded an income tax expense (benefit) of $(2.0) million and $2.5 million, respectively. For the nine-month periods ended September 30, 2021 and 2020, the Company recorded an income tax expense of $3.1 million and $3.5 million, respectively.
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
For the three-month period ended September 30, 2021, the total base management fee incurred was $3.7 million, consisting of approximately $4.1 million of total gross base management fee incurred, less $0.4 million of management fee rebates. For the three-month period ended September 30, 2020, the total base management fee incurred was $3.0 million, consisting of $3.2 million of total gross base management incurred, less $0.2 million of management fee rebates. For the nine-month period ended September 30, 2021, the total base management fee incurred was $10.3 million, consisting of $11.1 million of total gross base management fee incurred, less $0.8 million of management fee rebates. For the nine-month period ended September 30, 2020, the total base management fee incurred was $8.3 million, consisting of $9.2 million of total gross base management fee incurred, less $0.9 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of both September 30, 2021 and December 31, 2020, there was no Loss Carryforward.
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
Total incentive fee incurred for both the three- and nine-month periods ended September 30, 2021 was $5.3 million and $12.4 million, respectively. The Company did not accrue an incentive fee for either of the three- or nine-month periods ended September 30, 2020, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the nine-month periods ended September 30, 2021 and 2020, the Company reimbursed the Manager $8.7 million and $7.4 million, respectively, for previously incurred operating expenses. As of September 30, 2021 and December 31, 2020, the outstanding payable to the Manager for operating expenses was $3.0 million and $2.5 million, respectively, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.
Transactions Involving Certain Loan Originators
As of September 30, 2021 and December 31, 2020, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both September 30, 2021 and December 31, 2020, there were no advances outstanding. The Company has also entered into two agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 21, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements. Additionally, in August 2020, the Company entered into a commitment agreement whereby the Company committed to purchase $150 million of residential mortgage loans that meet specified criteria, or the "Commitment Agreement." As of September 30, 2021, the Company had purchased the entire $150 million of eligible residential mortgage loans under the terms of the Commitment Agreement. In connection with the Commitment Agreement, the Company also entered into an agreement whereby the Company would be entitled to receive warrants proportionally as it satisfied its purchase commitment under the Commitment Agreement to purchase a maximum of 9.329 million shares of non-voting common stock. As of September 30, 2021, the Company has received warrants for the maximum 9.329 million shares; such warrants have a fair value of $6.3 million and $3.6 million as of September 30, 2021 and December 31, 2020, respectively, and are included in Investments in unconsolidated entities on the Condensed Consolidated Balance Sheet.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in common and preferred stock and warrants to purchase additional preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $71.1 million and $44.5 million as of September 30, 2021 and December 31, 2020, respectively, which is included in Securities, at fair value on the Condensed Consolidated Balance Sheet. An employee of Ellington has a less-than-10% equity interest in, and serves on the board of, this consumer loan originator. Another employee of Ellington serves as the Company's representative on this board.
In May 2021, the Company entered into a convertible secured promissory note agreement whereby it agreed to lend up to $6.0 million to a mortgage loan originator ("the Convertible Note") in which the Company also holds an equity investment. The Convertible Note matures on December 31, 2025 and is convertible into non-voting equity interests, at the option of the borrower, at any time prior to maturity. As of September 30, 2021, the outstanding principal balance on the Convertible Note was $3.0 million and the applicable interest rate was 3.0%. The fair value of the Convertible Note as of September 30, 2021 was $3.0 million. The Convertible Note is classified as a Corporate loan and is included in Loans, at fair value on the Condensed Consolidated Balance Sheet.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and certain other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of those other affiliates of Ellington have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates of Ellington purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the nine-month periods ended September 30, 2021 and 2020, the Company purchased loans under these agreements with an aggregate principal balance of $25.0 million and $84.7 million, respectively. As of September 30, 2021 and December 31, 2020, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $34.3 million and $13.0 million, respectively, in principal balance.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $54.5 million and $45.1 million as of September 30, 2021 and December 31, 2020, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $741.6 million and $387.4 million as of September 30, 2021 and December 31, 2020, respectively.

The Company is a co-investor in certain small balance commercial mortgage loans with several other investors, including an unrelated third party and various affiliates of Ellington. These loans are beneficially owned by a consolidated subsidiary of the Company. As of both September 30, 2021 and December 31, 2020, the aggregate fair value of these small balance commercial loans was $34.0 million. As of September 30, 2021, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $2.0 million and $3.6 million, respectively. As of December 31, 2020, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $4.1 million and $8.9 million, respectively.
The Company is also a co-investor in certain small balance commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of September 30, 2021 and December 31, 2020, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $23.3 million and $33.9 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Condensed Consolidated Balance Sheet.
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
In March 2019, the Right Holder Entity assigned the Call Right to a newly formed entity, which exercised the Call Right and re-securitized the underlying European mortgage loan assets of the Initial Securitization through a new securitization trust (the "New Securitization"). In exchange for assigning the Call Right, the Right Holder Entity received a combination of (i) cash and (ii) certain notes issued by the New Securitization (the "New Securitization Notes"). The Right Holder Entity fully repaid the unrelated third party's Right Holder Note with a combination of cash and New Securitization Notes. The Right Holder Notes held by the Company and its affiliates were also fully repaid with cash and New Securitization Notes. Certain of the New Securitization Notes were distributed to the Company and its affiliates on a pro rata basis. The Right Holder Entity is expected to continue to hold certain of the New Securitization Notes in order to comply with European risk retention rules. As of September 30, 2021 and December 31, 2020, the Company's equity investment in Jepson Holdings Limited had a fair value of $1.5 million and $1.8 million, respectively. See Note 6 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of September 30, 2021 and December 31, 2020, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $435.7 million and $192.3 million, respectively. The Company's segregated silo of this debt as of September 30, 2021 and December 31, 2020 was $134.9 million and $116.1 million, respectively, and is included under the caption Repurchase agreements on the Company's Condensed Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both September 30, 2021 and December 31, 2020, no party to any of the repurchase agreements was in default.

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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month periods ended September 30, 2021 and 2020, the amount of such management fee rebates was $0.4 million and $0.2 million, respectively. For the nine-month periods ended September 30, 2021 and 2020, the amount of such management fee rebates was $0.8 million and $0.9 million, respectively.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of September 30, 2021 and December 31, 2020, the Company's investment in such warehouse facilities was $2.1 million and $6.1 million, respectively, which are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities.
During the three-month periods ended September 30, 2021 and 2020, the Company purchased various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitization. The total amount of such debt and equity securities purchased during the nine-month periods ended September 30, 2021 and 2020 was $5.5 million and $1.6 million, respectively. No such purchases were made during the three- and nine-month periods ended September 30, 2021 and 2020.
14. Long-Term Incentive Plan Units
OP LTIP Units subject to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans for each of the three-month periods ended September 30, 2021 and 2020 was $0.2 million. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the nine-month periods ended September 30, 2021 and 2020 was $0.7 million and $0.5 million, respectively.
On March 3, 2021, the Company's Board of Directors authorized the issuance of 17,231 OP LTIP Units to certain of Ellington's personnel dedicated to the Company pursuant to the Company's 2017 Equity Incentive Plan.
On September 14, 2021, the Company's Board of Directors authorized the issuance of 16,264 OP LTIP Units to certain of its directors pursuant to the Company's 2017 Equity Incentive Plan. These OP LTIP Units will vest and become non-forfeitable on September 13, 2022.

The below table details unvested OP LTIP Units as of September 30, 2021:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	16,264	September 14, 2021	September 13, 2022
Dedicated or partially dedicated personnel:
	10,067	December 13, 2019	December 13, 2021
	18,211	December 17, 2020	December 17, 2021
	9,834	March 4, 2020	December 31, 2021
	3,697	March 3, 2021	December 31, 2021
	14,598	December 17, 2020	December 17, 2022
	13,534	March 3, 2021	December 31, 2022
Total unvested OP LTIP Units at September 30, 2021	86,205
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.
The following tables summarize issuance and exercise activity of OP LTIP Units for the three- and nine-month periods ended September 30, 2021 and 2020:

	Three-Month Period Ended
	September 30, 2021			September 30, 2020
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (June 30, 2021 and 2020, respectively)	365,518	264,251	629,769	365,518	195,009	560,527
Granted	—	16,264	16,264	—	22,840	22,840
Exercised	—	(5,710)	(5,710)	—	(3,638)	(3,638)
OP LTIP Units Outstanding (September 30, 2021 and 2020, respectively)	365,518	274,805	640,323	365,518	214,211	579,729
OP LTIP Units Unvested and Outstanding (September 30, 2021 and 2020, respectively)	—	86,205	86,205	—	69,227	69,227
OP LTIP Units Vested and Outstanding (September 30, 2021 and 2020, respectively)	365,518	188,600	554,118	365,518	144,984	510,502

	Nine-Month Period Ended
	September 30, 2021			September 30, 2020
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (December 31, 2020 and 2019, respectively)	365,518	247,020	612,538	365,518	180,198	545,716
Granted	—	33,495	33,495	—	37,651	37,651
Exercised	—	(5,710)	(5,710)	—	(3,638)	(3,638)
OP LTIP Units Outstanding (September 30, 2021 and 2020, respectively)	365,518	274,805	640,323	365,518	214,211	579,729
OP LTIP Units Unvested and Outstanding (September 30, 2021 and 2020, respectively)	—	86,205	86,205	—	69,227	69,227
OP LTIP Units Vested and Outstanding (September 30, 2021 and 2020, respectively)	365,518	188,600	554,118	365,518	144,984	510,502
There were an aggregate of 1,690,344 and 1,761,212 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of September 30, 2021 and December 31, 2020, respectively.

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
As of September 30, 2021, the Convertible Non-controlling Interests consisted of the outstanding 640,323 OP LTIP Units and 48,409 OP Units, and represented an interest of approximately 1.2% in the Operating Partnership. As of December 31, 2020, the Convertible Non-controlling Interests consisted of the outstanding 612,538 OP LTIP Units and 48,409 OP Units, and represented an interest of approximately 1.3% in the Operating Partnership. As of September 30, 2021 and December 31, 2020, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $12.7 million and $11.7 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of September 30, 2021 and December 31, 2020, the joint venture partners' interests in subsidiaries of the Company were $19.1 million and $24.5 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
16. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of both September 30, 2021 and December 31, 2020, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
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
Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, October 30, 2024, at a fixed rate equal to 6.750% per annum of the $25.00 per share liquidation preference and (ii) from and including October 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.196% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on or about the 30th day of each January, April, July, and October. As of both September 30, 2021 and December 31, 2020, the total amount of cumulative preferred dividends in arrears was $1.3 million.
Common Stock
The Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding present in person or represented by proxy at a meeting of the stockholders. As of September 30, 2021 and December 31, 2020, there were 51,677,667 and 43,781,684 shares of common stock outstanding, respectively.
On January 24, 2020, the Company completed a follow-on offering of 5,290,000 shares of its common stock, of which 690,000 shares were issued pursuant to the exercise of the underwriters' option. The issuance and sale of the 5,290,000 shares of common stock generated net proceeds, after underwriters' discount and offering costs, of $95.3 million.
On July 30, 2021, the Company issued 37,373 shares of its common stock to its Manager for payment of 10% of the incentive fee incurred; see Note 13 for additional details on the Management Agreement.
On August 6, 2021, the Company commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to 10.0 million shares of common stock from time to time. During the three- and nine-month periods ended September 30, 2021, the Company issued 1,549,900 shares of common stock under the ATM program which provided $28.2 million of net proceeds after $0.4 million of agent commissions and offering costs.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three- and nine-month periods ended September 30, 2021 and 2020:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Shares of Common Stock Outstanding (6/30/2021, 6/30/2020, 12/31/2020, and 12/31/2019, respectively)	43,781,684	43,779,924	43,781,684	38,647,943
Share Activity:
Shares of common stock issued	7,852,900	—	7,852,900	5,290,000
Shares of common stock issued in connection with incentive fee payment	37,373	—	37,373	637
Shares of common stock repurchased	—	(1,878)	—	(290,050)
OP Units exercised	5,710	3,638	5,710	133,154
Shares of Common Stock Outstanding (9/30/2021, 9/30/2020, 9/30/2021, and 9/30/2020, respectively)	51,677,667	43,781,684	51,677,667	43,781,684
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of September 30, 2021 and December 31, 2020, the Company's issued and outstanding shares of common stock would increase to 52,366,399 and 44,442,631 shares, respectively.
On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of common stock. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the three-month period ended September 30, 2020, the Company repurchased 1,878 shares at an average price of $11.00 and a total cost of $21 thousand. During the nine-month period ended September 30, 2020, the Company repurchased 290,050 shares at an average price per share of $10.54 and a total cost of $3.1 million. The Company did not repurchase any common shares during the three- or nine-month periods ended September 30, 2021. From inception of the current repurchase plan through September 30, 2021, the Company repurchased 701,965 shares at an average price per share of $13.36 and a total cost of $9.4 million.

17. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except share amounts)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (loss) attributable to common stockholders	$20,564	$46,203	$91,075	$(45,917)
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	281	647	1,363	(916)
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	20,845	46,850	92,438	(46,833)
Dividends Paid:
Common stockholders	(22,854)	(11,821)	(55,253)	(42,514)
Convertible Non-controlling Interests	(307)	(166)	(805)	(627)
Total dividends paid to common stockholders and Convertible Non-controlling Interests	(23,161)	(11,987)	(56,058)	(43,141)
Undistributed (Distributed in excess of) earnings:
Common stockholders	(2,290)	34,382	35,822	(88,431)
Convertible Non-controlling Interests	(26)	481	558	(1,543)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$(2,316)	$34,863	$36,380	$(89,974)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	49,853,267	43,779,134	45,827,785	43,387,168
Weighted average Convertible Non-controlling Interest Units outstanding	680,066	613,319	674,964	635,836
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	50,533,333	44,392,453	46,502,749	44,023,004
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.45	$0.27	$1.19	$0.97
Undistributed (Distributed in excess of)	(0.04)	0.79	0.80	(2.03)
	$0.41	$1.06	$1.99	$(1.06)
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.45	$0.27	$1.19	$0.97
Undistributed (Distributed in excess of)	(0.04)	0.79	0.80	(2.03)
	$0.41	$1.06	$1.99	$(1.06)
(1)For the three-month periods ended September 30, 2021 and 2020, excludes net income (loss) of $1.2 million and $0.9 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 15. For the nine-month periods ended September 30, 2021 and 2020, excludes net income (loss) of $3.4 million and $2.8 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 15.
18. Restricted Cash
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement. As of both September 30, 2021 and December 31, 2020, the Company's restricted cash balance related to the flow consumer loan purchase and sale agreement was $0.2 million.
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

The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2021 and December 31, 2020. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's reverse repurchase and repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2021:

Description	Amount of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$15,976	$(9,646)	$—	$(1,420)	$4,910
Reverse repurchase agreements	38,062	(38,062)	—	—	—
Liabilities
Financial derivatives–liabilities	(14,119)	9,646	—	3,267	(1,206)
Repurchase agreements	(2,105,836)	2,105,836	(56,955)	56,955	—
(1)In the Company's Condensed Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of September 30, 2021 was $2.4 billion. As of September 30, 2021, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $1.7 million and $26.4 million, respectively.
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

20. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of September 30, 2021 and December 31, 2020.
September 30, 2021:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$103,617	8	29.2%
Collateral on repurchase agreements held by dealers(2)	2,443,429	24	28.2%
Due from brokers	89,983	22	30.6%
Receivable for securities sold(3)	26,992	3	49.3%
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both September 30, 2021 and December 31, 2020, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $29.4 million and $4.7 million as of September 30, 2021 and December 31, 2020, respectively.
Commitments and Contingencies Related to Investments in Mortgage Loan Originators
In connection with certain of its investments in mortgage loan originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 13, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into two agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees are capped at $25.0 million. As of September 30, 2021 and December 31, 2020, the mortgage loan originator had $10.4 million and $5.3 million, respectively, of outstanding borrowings under the agreements guaranteed by the Company. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of both September 30, 2021 and December 31, 2020, the estimated fair value of such guarantees was insignificant.
The Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator in which it holds an equity investment and as well as an investment in the Convertible Note, as discussed in Note 13. In addition, in May 2021, the Company committed to purchase $650.0 million of eligible residential mortgage loans. As of September 30, 2021, the Company had unfunded commitments related to such investments in the amount of $639.9 million.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of December 31, 2020, the Company had an unfunded commitment related to such investments in the amount of $0.1 million; there was no unfunded commitment remaining as of September 30, 2021.
The Company has extended a line of credit whereby the borrower can draw funds up to $1.0 million. As of September 30, 2021, the Company had unfunded commitments related to such line of credit in the amount of $0.9 million.
22. Subsequent Events
On October 7, 2021, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on November 26, 2021 to stockholders of record as of October 29, 2021, and a dividend in the amount of $0.421875 per share of Series A Preferred Stock payable on November 1, 2021 to stockholders of record as of October 18, 2021.
On October 15, 2021, the Company completed a follow-on offering of 5,750,000 shares of its common stock, including 750,000 shares of common stock issued pursuant to the exercise of the underwriters' option. The issuance and sale of the 5,750,000 shares of common stock generated net proceeds, after underwriters' discounts and commissions and offering costs, of $103.5 million.
On November 5, 2021, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on December 27, 2021 to stockholders of record as of November 30, 2021.

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
We conduct all of our operations and business activities through the Operating Partnership. As of September 30, 2021, we have an ownership interest of approximately 98.8% in the Operating Partnership. The remaining ownership interest of approximately 1.2% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest.
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
Through September 30, 2021, our credit portfolio, which includes all of our investments other than RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through September 30, 2021, we financed the vast majority of our Agency RMBS assets, and a portion of our credit assets, through repurchase agreements, which we sometimes refer to as "repos," which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of repos. In addition to financing assets through repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. We have also obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans. Additionally, we have issued unsecured long-term debt.
As of September 30, 2021, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet) were $3.1 billion, of which approximately 47%, or $1.4 billion, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our credit portfolio.
As of September 30, 2021, we also had $86.0 million outstanding of unsecured long-term debt, maturing in September of 2022, or the "Senior Notes." The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. The indenture governing the Senior Notes contains a number of covenants, including several financial covenants. The Senior Notes are rated A by Egan-Jones Rating Company1. See Note 11 of the notes to our condensed consolidated financial statements for further detail on the Senior Notes.
1A rating is not a recommendation to buy, sell or hold securities. Ratings may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

As of September 30, 2021, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $18.35. Our debt-to-equity ratio was 2.9:1 as of September 30, 2021. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales. Our recourse debt-to-equity ratio was 1.8:1 as of September 30, 2021. Adjusted for unsettled purchases and sales, our debt-to-equity ratio and recourse debt-to-equity ratio were 2.9:1 and 1.9:1, respectively, as of September 30, 2021.
On July 9, 2021, we completed a follow-on offering of 6,000,000 shares of our common stock. On July 29, 2021, we issued an additional 303,000 shares of common stock pursuant to the exercise of the underwriters' option. The issuance and sale of the 6,303,000 shares of common stock generated net proceeds, after underwriters' discounts and commissions and offering costs, of $113.1 million.
On August 6, 2021, we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to 10.0 million shares of common stock from time to time. Through commencement of the ATM program through September 30, 2021, we issued 1,549,900 shares of common stock under the ATM program which provided $28.2 million of net proceeds after $0.4 million of agent commissions and offering costs.
On October 15, 2021, we completed a follow-on offering of 5,750,000 shares of our common stock, including 750,000 shares of common stock issued pursuant to the exercise of the underwriters' option. The issuance and sale of the 5,750,000 shares of common stock generated net proceeds, after underwriters' discounts and commissions and offering costs, of $103.5 million.
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

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs"; and

CLOs	.	Retained tranches from CLO securitizations, including participating in the accumulation of the underlying assets for such securitization by providing capital to the vehicle accumulating assets; and
	.	Other CLO debt and equity tranches.

CMBS and Commercial Mortgage Loans	.	CMBS; and
	.	Commercial mortgage loans and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS, including ABS backed by consumer loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Mortgage-Related Derivatives	.	To-Be-Announced mortgage pass-through certificates, or "TBAs";
	.	Credit default swaps, or "CDS," on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, non-QM, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by mortgages on single-family-rental properties;
	.	RMBS backed by first lien and second lien mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters;
	.	Collateralized debt obligations, or "CDOs";
	.	RMBS backed by European residential mortgages, or "European RMBS"; and
	.	Retained tranches from securitizations in which we have participated.

Residential Mortgage Loans	.	Residential non-performing mortgage loans, or "NPLs";
	.	Re-performing loans, or "RPLs," which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount;
	.	Residential "transition loans," such as residential bridge loans and residential "fix-and-flip" loans;
	.	Non-QM loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Strategic Investments in Loan Originators	.	Strategic equity and/or debt investments in loan originators and mortgage-related entities;

Other	.	Real estate, including commercial and residential real property;
	.	Corporate debt and equity securities and corporate loans;
	.	Mortgage servicing rights, or "MSRs";
	.	Credit risk transfer securities, or "CRTs"; and
	.	Other non-mortgage-related derivatives.

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
Commercial Mortgage Loans and Other Commercial Real Estate Debt
We acquire commercial mortgage loans, which are loans secured by liens on commercial properties, including hotel, industrial, multi-family, office and retail properties. Loans may be fixed or floating rate and will generally have maturities ranging from one to ten years. We typically acquire first lien loans but may also acquire subordinated loans. As of September 30, 2021, all of our commercial mortgage loans were first lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions. Some of the commercial mortgage loans that we acquire may be non-performing, underperforming, or otherwise distressed; these loans are typically acquired at a discount both to their unpaid principal balances and to the value of the underlying real estate.
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
TBAs and Other Mortgage-Related Derivatives
In addition to investing in specified pools of Agency RMBS, we utilize TBA transactions, whereby we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are liquid, have quoted market prices, and represent the most actively traded class of mortgage-backed securities, or "MBS." TBA trading is based on the assumption that mortgage pools that are eligible to be delivered at TBA settlement are fungible and thus the specific mortgage pools to be delivered do not need to be explicitly identified at the time a trade is initiated.
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
Strategic Equity Investments in Loan Originators
We have made, and in the future may make additional, equity investments in loan originators and other related entities; to date, our investments have represented non-controlling interests, although we are not restricted from holding controlling interests in such entities. We have also acquired debt investments and/or warrants in certain of these loan originators. We have also entered into various other arrangements, such as entering into flow agreements or providing guarantees or financing lines, with certain of the loan originators in which we have invested.
Other Investment Assets
Our other investment assets include real estate, including residential and commercial real property, corporate debt and equity securities, corporate loans, which can include litigation finance loans, CRTs, and other non-mortgage-related derivatives. We do not typically purchase real property directly; rather, our real estate ownership usually results from foreclosure activity with respect to our acquired residential and commercial loans. We have not yet acquired mortgage servicing rights directly, but we may do so in the future.
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

Trends and Recent Market Developments
Market Overview
•The U.S. Federal Reserve, or the "Federal Reserve," continued its accommodative monetary policy in the third quarter of 2021. At both its July and September meetings, the Federal Reserve maintained its target range of 0.00%–0.25% for the federal funds rate, and also maintained its directions to the Open Market Desk to increase its holdings of U.S. Treasury securities by $80 billion per month, and of Agency RMBS by $40 billion per month. In addition, in July, the Federal Reserve announced the establishment of a standing repurchase agreement facility to support financing markets. Finally, minutes from the September meeting noted that "no decision to proceed with a moderation of asset purchases was made at the meeting, but participants generally assessed that, provided that the economic recovery remained broadly on track, a gradual tapering process that concluded around the middle of next year would likely be appropriate. Participants noted that if a decision to begin tapering purchases occurred at the next meeting, the process of tapering could commence with the monthly purchase calendars beginning in either mid-November or mid-December."
•Interest rates declined in July before reversing course and rising in August and September. For the quarter, the 10-year U.S. Treasury yield rose 2 basis points to 1.49%, while the 2-year U.S. Treasury yield increased 3 basis points to 0.28%, and the yield spread between the 2-year and 10-year U.S. Treasury was essentially unchanged. Interest rate volatility remained relatively elevated for much of the third quarter, as measured by the MOVE Index.
•Mortgage rates also declined in July before reversing course and rising in August and September, in sympathy with long-term interest rates. For the quarter, the Freddie Mac survey 30-year mortgage rate increased by 3 basis points to 3.01%. Refinancing applications rose modestly during the quarter—after declining over the first half of 2021—with the Mortgage Bankers Association's Refinance Index increasing by 9% between July 2nd and October 1st. Overall Fannie Mae 30-year MBS prepayments decreased from a CPR of 24.6 in June 2021 to 22.2 in July, before returning to 24.6 in August and declining slightly to 24.1 in September.
•LIBOR rates, which drive many of our financing costs, remained very low in the third quarter of 2021. One-month and three-month LIBOR both declined by 2 basis points during the quarter, to 0.08% and 0.13%, respectively.
•Real GDP grew for the fifth-consecutive quarter, increasing at an estimated annualized rate of 2.0% in the third quarter of 2021. Meanwhile, the unemployment rate declined to 4.8% as of September 30th, from 5.9% at the end of the previous quarter.
•Forbearance rates on residential mortgages continued to decline in the third quarter of 2021. According to the Mortgage Bankers Association, the total forbearance rate decreased to 2.9% at September 26th, from 3.9% at June 27th.
•For the third quarter of 2021, the Bloomberg Barclays U.S. MBS Index generated a positive return of 0.10%, and an excess return (on a duration-adjusted basis) of 0.03% relative to the Bloomberg Barclays U.S. Treasury Index. The Bloomberg Barclays U.S. Corporate Bond Index was unchanged during the quarter, but generated a negative excess return of (0.15%); while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a gain of 0.92% and an excess return of 0.89%.
•The strong performance of U.S. equities continued in July and August, with the S&P 500, Dow Jones Industrial Average, and NASDAQ hitting new highs in each month. However, the market retreated in September amidst concerns over rising interest rates, softening economic data, inflation, and continued supply-chain challenges, among other factors. In September, the S&P 500 posted its worst month since March 2020. For the third quarter, the S&P 500 rose 0.23%, the Dow Jones Industrial Average decreased 1.91%, and the NASDAQ fell 0.38%. The VIX volatility index was relatively stable throughout the third quarter, with occasional spikes. Meanwhile, London's FTSE 100 index increased 0.70% and the MSCI World global equity index fell 0.35% quarter over quarter.

Portfolio Overview and Outlook
The following tables summarize our investment portfolio as of September 30, 2021 and June 30, 2021.
Credit Portfolio(1)

	September 30, 2021		June 30, 2021
($ in thousands)	Fair Value	% of Total Long Credit Portfolio	Fair Value	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$65,678	2.6%	$69,053	2.9%
CMBS	13,604	0.5%	45,872	2.0%
Commercial mortgage loans and REO(3)(4)	325,733	12.9%	316,010	13.5%
Consumer loans and ABS backed by consumer loans(2)	138,568	5.5%	138,471	5.9%
Corporate debt and equity and corporate loans	26,373	1.0%	27,939	1.2%
Debt and equity investments in loan origination entities	106,406	4.2%	106,159	4.5%
Non-Agency RMBS	168,044	6.6%	158,798	6.8%
Residential mortgage loans and REO(3)	1,658,879	65.5%	1,447,202	61.8%
Non-Dollar Denominated:
CLOs(2)	3,746	0.1%	3,804	0.2%
Consumer loans and ABS backed by consumer loans	101	—%	166	—%
Corporate debt and equity	14	—%	26	—%
RMBS(5)	26,960	1.1%	28,717	1.2%
Total Long Credit Portfolio	$2,534,106	100.0%	$2,342,217	100.0%
Less: Non-retained tranches of consolidated securitization trusts	845,754		982,984
Total Long Credit Portfolio excluding non-retained tranches of consolidated securitization trusts	$1,688,352		$1,359,233
(1)This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, or other hedge positions.
(2)Includes equity investments in securitization-related vehicles.
(3)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to condensed consolidated financial statements.
(4)Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.
(5)Includes an investment in an unconsolidated entity holding European RMBS.
Agency RMBS Portfolio

	September 30, 2021		June 30, 2021
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$1,424,516	92.7%	$1,333,676	90.4%
Floating Rate	10,880	0.7%	27,093	1.8%
Reverse Mortgages	63,534	4.1%	75,934	5.1%
IOs	38,077	2.5%	39,045	2.7%
Total Long Agency RMBS	$1,537,007	100.0%	$1,475,748	100.0%
Our total long credit portfolio grew by 24% in the third quarter, to $1.688 billion as of September 30, 2021, from $1.359 billion as of June 30, 2021, as we deployed proceeds from our July equity offering. The majority of the growth occurred in the non-QM and residential transition loan strategies, while our portfolio of small balance commercial mortgage loans and non-Agency RMBS also expanded. These increases were partially offset by loan payoffs and opportunistic sales of CMBS and CLOs during the quarter
Our long Agency RMBS portfolio also increased during the quarter, by 4% to $1.537 billion as of September 30, 2021, from $1.476 billion as of June 30, 2021.
As of September 30, 2021, we had cash and cash equivalents of $103.6 million, along with unencumbered assets of approximately $648.9 million.

Credit Portfolio Performance Summary
We had strong performance from most of our primary credit strategies in the third quarter, and similar to the prior quarter, strong net interest income and substantial net realized and unrealized gains drove results. Our loan strategies—including non-QM, residential transition, small balance commercial mortgage, and consumer loans—generated high returns on equity driven primarily by net interest income, while performance in the CMBS, CLO, and non-Agency RMBS strategies was also excellent, driven primarily by net realized and unrealized gains. Finally, despite a record quarter of originations, Longbridge Financial, LLC, a reverse mortgage originator in which we have an equity investment, had a net loss for the quarter. The loss at Longbridge Financial was driven by mark-to-market losses on its MSR portfolio due to yield spread widening and elevated prepayment speeds in the reverse mortgage sector, and this loss detracted from our results.
Supplemental Credit Portfolio Information
The table below details certain information regarding our investments in commercial mortgage loans as of September 30, 2021:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(2)	Life (Years)(3)
Commercial mortgage loans, held-for-investment(1)	$352,936	$(1,042)	$351,894	$1,517	$(175)	$353,236	7.65%	7.57%	1.02
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.
(2)Excludes commercial mortgage loans, in non-accrual status, with a fair value of $40.0 million.
(3)Expected average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of September 30, 2021:

Property Type	September 30, 2021
Multifamily(1)	47.7%
Industrial(1)	17.5%
Hotel	12.7%
Mixed Use	10.6%
Retail	3.9%
Other(1)	7.6%
100.0%
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in residential mortgage loans by loan type and REO resulting from the foreclosure of residential mortgage loans as of September 30, 2021:

	September 30, 2021
Property Type	Unpaid Principal Balance	Fair Value
	In thousands
Non-QM loans	$1,374,773	$1,430,437
Residential transition loans	199,144	199,138
Other residential loans	28,631	27,126
Total residential mortgage loans	$1,602,548	$1,656,701
Residential REO(1)		2,178
Total residential mortgage loans and residential REO(1)		$1,658,879
(1)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to condensed consolidated financial statements.

In early 2020, there was a significant nationwide increase in loan delinquencies, forbearances, deferments, and modifications, as a result of the economic impacts of COVID-19. While we saw the effects of this in some of our portfolios, the effects moderated considerably during the second half of 2020. As of September 30, 2021, there were no material incremental effects from COVID-related forbearance or deferment activity in our non-QM, residential transition, consumer, or small balance commercial mortgage loan portfolios.
The following table provides additional details about our investments in unconsolidated entities as of September 30, 2021:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type
Longbridge Financial, LLC	Reverse Mortgage Loan Originator	$65,694
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	27,144
Other	Residential Mortgage Loan and Consumer Loan Originators	10,568
		103,406
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans	23,318
Equity investments in securitization-related risk retention vehicles	Consumer Loans	11,698
Other	Various	3,597
		38,613
		$142,019
Agency RMBS Portfolio Performance Summary
Our Agency strategy had modestly positive results during a quarter in which the Agency RMBS sector had mixed performance. In July and early August, interest rates continued to fall and volatility increased, causing Agency RMBS to underperform U.S. Treasuries. Moving into the latter half of the quarter, interest rates began to increase and volatility declined, and toward the end of the quarter, Agency yield spreads tightened as the market got more clarity on the Federal Reserve's tapering plan. Incrementally higher mortgage rates—particularly in September—led to reduced expectations for prepayment rates and boosted higher-coupon RMBS, while the anticipated withdrawal of Federal Reserve purchases negatively impacted lower-coupon RMBS.
Net interest income in our Agency portfolio, strong performance from our Agency interest-only securities, and net gains on our higher-coupon specified pools exceeded net losses on our lower-coupon holdings and reverse mortgage portfolio. On the hedging side, net losses on TBA short positions, particularly on higher coupons, slightly exceeded net gains on interest-rate swaps and U.S. Treasury hedges.
Average pay-ups on our specified pools decreased to 1.04% as of September 30, 2021, from 1.10% as of June 30, 2021, as new purchases during the quarter mainly consisted of pools with lower pay-ups. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
During the third quarter, we continued to hedge interest rate risk, primarily through the use of interest rate swaps, and short positions in TBAs, U.S. Treasury securities, and futures. The size of our short TBA position increased quarter over quarter relative to our other hedging instruments, as measured by 10-year equivalents. In addition, we continued to maintain a long TBA portfolio concentrated in lower coupons.
As of both September 30, 2021 and June 30, 2021, the weighted average net pass-through rate on our fixed-rate specified pools was 3.1%. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was approximately 9% for the three-month period ended September 30, 2021.
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

The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020, and September 30, 2020.

	Three-Month Period Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Three-Month Constant Prepayment Rates(1)	21.6%	21.7%	23.4%	24.4%	22.0%
(1)Excludes Agency fixed-rate RMBS without any prepayment history.
The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2021 and June 30, 2021:

		September 30, 2021			June 30, 2021
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50–1.99	$5,101	$5,186	8	$5,387	$5,514	5
	2.00–2.49	58,368	60,577	8	48,818	50,747	6
	2.50–2.99	62,447	65,376	21	58,335	61,225	19
	3.00–3.49	69,022	72,889	12	72,871	76,963	9
	3.50–3.99	16,514	17,711	74	19,530	20,981	63
	4.00–4.49	4,766	5,085	63	5,494	5,877	59
	4.50–4.99	2,951	3,107	133	3,332	3,520	130
Total 15-year fixed-rate mortgages		219,169	229,931	21	213,767	224,827	19
20-year fixed-rate mortgages:
	2.00–2.49	2,815	2,877	10	2,953	3,032	7
	2.50–2.99	45,671	47,626	11	46,551	48,634	8
	4.50–4.99	407	450	94	414	442	91
Total 20-year fixed-rate mortgages		48,893	50,953	12	49,918	52,108	9
30-year fixed-rate mortgages:
	2.00–2.49	15,809	15,914	5	6,116	6,198	5
	2.50–2.99	449,537	465,503	6	360,496	374,603	4
	3.00–3.49	219,897	232,680	17	208,395	219,847	17
	3.50–3.99	129,157	139,077	44	128,704	138,094	47
	4.00–4.49	133,535	145,379	53	147,797	159,995	51
	4.50–4.99	87,400	95,979	54	90,879	99,529	52
	5.00–5.49	39,757	44,014	60	47,974	53,023	54
	5.50–5.99	3,393	3,882	63	3,419	3,942	61
	6.00–6.49	1,037	1,204	112	1,301	1,510	95
Total 30-year fixed-rate mortgages		1,079,522	1,143,632	25	995,081	1,056,741	26
Total fixed-rate Agency RMBS		$1,347,584	$1,424,516	24	$1,258,766	$1,333,676	24
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-

wide increases in Agency RMBS prepayments. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 2.4% and 3.0% as of September 30, 2021 and June 30, 2021, respectively. These figures take into account the net short TBA positions that we use to hedge our specified pool holdings, which had a notional value of $632.4 million and a fair value of $677.3 million as of September 30, 2021, as compared to a notional value of $601.1 million and a fair value of $640.1 million as of June 30, 2021. Excluding these TBA hedging positions, our Agency premium as a percentage of fair value was approximately 5.4% and 5.7% as of September 30, 2021 and June 30, 2021, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of September 30, 2021 and June 30, 2021:

	As of
($ in thousands)	September 30, 2021	June 30, 2021
Recourse(1) Borrowings:
Repurchase Agreements	$1,886,094	$1,696,285
Other Secured Borrowings	51,727	52,237
Senior Notes, at par	86,000	86,000
Total Recourse Borrowings	$2,023,821	$1,834,522
Debt-to-Equity Ratio Based on Total Recourse Borrowings(1)	1.8:1	1.9:1
Debt-to-Equity Ratio Based on Total Recourse Borrowings Excluding U.S. Treasury Securities	1.8:1	1.9:1
Non-Recourse(2) Borrowings:
Repurchase Agreements	$219,742	$220,464
Other Secured Borrowings	39,254	34,137
Other Secured Borrowings, at fair value(3)	872,306	1,003,037
Total Recourse and Non-Recourse Borrowings	$3,155,123	$3,092,160
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings	2.9:1	3.2:1
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings Excluding U.S. Treasury Securities	2.9:1	3.2:1
(1)As of September 30, 2021 and June 30, 2021, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 1.9:1 and 2.0:1 as of September 30, 2021 and June 30, 2021, respectively.
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
Our debt-to-equity ratio including repos, Total other secured borrowings, and our Senior Notes, but excluding repos on U.S. Treasury securities, decreased to 2.9:1 as of September 30, 2021 as compared to 3.2:1 as of June 30, 2021, as borrowings related to new purchases were partially offset by paydowns of non-recourse borrowings related to our non-QM securitizations, and as total equity increased. In addition, excluding repos on U.S. Treasury securities, our recourse debt-to-equity ratio decreased slightly to 1.8:1 as of September 30, 2021, from 1.9:1 as of June 30, 2021. Our recourse debt-to-equity ratio, adjusted for unsettled purchases and sales, was 1.9:1 as of both September 30, 2021 and June 30, 2021.
Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
Our financing costs include interest expense related to our repo borrowings, Total other secured borrowings, and Senior Notes. Historically, the interest rates on our repo borrowings and Other secured borrowings have been highly correlated with, and often have been explicitly indexed to, certain benchmark interest rates such as LIBOR or the Secured Overnight Financing Rate, or "SOFR." For the three-month period ended September 30, 2021, our average cost of funds decreased to 1.15%, as compared to 1.33% for the three-month period ended June 30, 2021. The period-over-period decline in our average cost of funds was primarily due to lower financing rates on our credit borrowings.

Critical Accounting Estimates
Our interim unaudited condensed consolidated financial statements include the accounts of Ellington Financial Inc., its Operating Partnership, its subsidiaries, and variable interest entities, or "VIEs," for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. Certain of our critical accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of our Manager and Ellington and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to our condensed consolidated financial statements for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be the following:
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
Recent Accounting Pronouncements
Refer to the notes to our condensed consolidated financial statements for a description of relevant recent accounting pronouncements.
Financial Condition
The following table summarizes the fair value our investment portfolio(1) as of September 30, 2021 and December 31, 2020.

(In thousands)	September 30, 2021	December 31, 2020
Long:
Credit:
Dollar Denominated:
CLO(2)	$65,678	$181,229
CMBS	13,604	117,652
Commercial Mortgage Loans and REO(3)(5)	325,733	269,287
Consumer Loans and ABS backed by Consumer Loans(2)	138,568	112,077
Corporate Debt and Equity and Corporate Loans	26,373	12,606
Debt and Equity Investments in Loan Origination Entities(4)	106,406	79,536
Non-Agency RMBS	168,044	154,492
Residential Mortgage Loans and REO(3)	1,658,879	1,188,731
Non-Dollar Denominated:
CLO(2)	3,746	6,108
Consumer Loans and ABS backed by Consumer Loans	101	306
Corporate Debt and Equity	14	28
RMBS(6)	26,960	51,388
Agency:
Fixed-Rate Specified Pools	1,424,516	807,704
Floating-Rate Specified Pools	10,880	6,454
IOs	38,077	47,656
Reverse Mortgage Pools	63,534	97,629
Total Long	$4,071,113	$3,132,883
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	$—	$(218)
Government Debt:
Non-Dollar Denominated	(30,294)	(38,424)
Total Short	$(30,294)	$(38,642)
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
(5)Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.
(6)Includes an investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of September 30, 2021.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$589	$(13,208)	$(12,619)	$1,864
Total Net Mortgage-Related Derivatives				1,864
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	2,206	(26,022)	(23,816)	(1,882)
Options	30,000	—	30,000	146
Warrants(3)	1,897	—	1,897	938
Total Net Corporate-Related Derivatives				(798)
Interest Rate-Related Derivatives:
TBAs	291,283	(923,651)	(632,368)	(682)
Interest Rate Swaps	246,599	(1,430,497)	(1,183,898)	(234)
U.S. Treasury Futures(4)	1,900	(221,400)	(219,500)	1,347
Total Interest Rate-Related Derivatives				431
Other Derivatives:
Foreign Currency Forwards(5)	—	(16,725)	(16,725)	360
Total Net Other Derivatives				360
Net Total				$1,857
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 8 of the notes to the condensed consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of September 30, 2021, derivative assets and derivative liabilities were $16.0 million and $(14.1) million, respectively, for a net fair value of $1.9 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of September 30, 2021, a total of 19 long and 1,965 short U.S. Treasury futures contracts were held.
(5)Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract.

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
(6)Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract
As of September 30, 2021, our Condensed Consolidated Balance Sheet reflected total assets of $4.4 billion and total liabilities of $3.3 billion. As of December 31, 2020, our Condensed Consolidated Balance Sheet reflected total assets of $3.4 billion and total liabilities of $2.5 billion. Our investments in securities, loans, and unconsolidated entities, financial derivatives, and real estate owned included in total assets were $4.1 billion and $3.1 billion as of September 30, 2021 and December 31, 2020, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $44.4 million and $63.2 million as of September 30, 2021 and December 31, 2020, respectively. As of both September 30, 2021 and December 31, 2020, investments in securities sold short consisted principally of short positions in sovereign bonds. We primarily use short positions in sovereign bonds and U.S. Treasury securities to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of September 30, 2021 and December 31, 2020, we had a net short notional TBA position of $632.4 million and $354.1 million, respectively. The size of the net short notional TBA position increased in conjunction with the increased size of our Agency RMBS portfolio. In addition, we increased the notional amount of long TBAs held for investment as of September 30, 2021 as compared to December 31, 2020.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of September 30, 2021 indebtedness outstanding on our repos was approximately $2.1 billion. As of September 30, 2021, our assets financed with repos consisted of Agency RMBS of $1.5 billion and credit assets of $924.7 million. As of September 30, 2021, outstanding indebtedness under repos was $1.4 billion for Agency RMBS and $669.0 million for credit assets. As of December 31, 2020 indebtedness outstanding on our repos was approximately $1.5 billion. As of December 31, 2020, our assets financed with repos consisted of Agency RMBS of $947.0 million and credit assets of $884.2 million. As of December 31, 2020, outstanding indebtedness under repos was $921.9 million for Agency RMBS and $575.1 million for credit assets.
In addition to our repos, as of September 30, 2021 we had Total other secured borrowings of $963.3 million, used to finance $1.056 billion of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans. This compares to Total other secured borrowings of $806.0 million as of December 31, 2020, used to finance $906.4 million of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans. In addition to our secured borrowings, we had $86.0 million of Senior Notes outstanding as of both September 30, 2021 and December 31, 2020.
As of September 30, 2021 and December 31, 2020 our debt-to-equity ratio was 2.9:1 and 2.6:1, respectively. Excluding repos on U.S. Treasury securities, our recourse debt-to-equity ratio was 1.8:1 as of September 30, 2021 as compared to 1.6:1 as of December 31, 2020. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of September 30, 2021, our equity increased by approximately $173.7 million to $1.095 billion from $921.6 million as of December 31, 2020. The increase principally consisted of net income of $101.7 million, net proceeds from the issuance of shares of common stock of $141.3 million, after underwriters' discounts and commissions and offering costs, and contributions from our non-controlling interests of $11.5 million. These increases were partially offset by common and preferred dividends of $61.9 million and distributions to non-controlling interests of $20.3 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.063 billion as of September 30, 2021.

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three- and nine-month periods ended September 30, 2021 and 2020:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except per share amounts)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest Income (Expense)
Interest income	$40,146	$43,075	$126,115	$134,463
Interest expense	(10,604)	(12,937)	(33,111)	(49,713)
Net interest income	29,542	30,138	93,004	84,750
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	3,147	25,654	13,633	(67,753)
Realized and unrealized gains (losses) on financial derivatives, net	(627)	(1,918)	10,621	(27,811)
Realized and unrealized gains (losses) on real estate owned, net	622	104	(1,498)	(341)
Other, net	2,986	(2,747)	9,310	(1,503)
Total other income (loss)	6,128	21,093	32,066	(97,408)
Expenses
Base management fee to affiliate (Net of fee rebates of $395, $201, $784, and $853, respectively)(1)	3,675	2,981	10,308	8,330
Incentive fee to affiliate	5,255	—	12,412	—
Other investment related expenses	2,879	3,578	12,565	12,805
Other operating expenses	4,438	3,919	12,716	11,508
Total expenses	16,247	10,478	48,001	32,643
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	19,423	40,753	77,069	(45,301)
Income tax expense (benefit)	(2,009)	2,494	3,149	3,490
Earnings (losses) from investments in unconsolidated entities	2,549	11,443	27,786	10,590
Net Income (Loss)	23,981	49,702	101,706	(38,201)
Net income (loss) attributable to non-controlling interests	1,476	1,559	4,809	1,894
Dividends on preferred stock	1,941	1,940	5,822	5,822
Net Income (Loss) Attributable to Common Stockholders	$20,564	$46,203	$91,075	$(45,917)
Net Income (Loss) Per Common Share	$0.41	$1.06	$1.99	$(1.06)
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
The following table reconciles, for the three- and nine-month periods ended September 30, 2021 and 2020, Core Earnings to the line on the our Condensed Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure.

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands, except per share amounts)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (loss)	$23,981	$49,702	$101,706	$(38,201)
Income tax expense (benefit)	(2,009)	2,494	3,149	3,490
Net income (loss) before income tax expense (benefit)	21,972	52,196	104,855	(34,711)
Adjustments:
Realized (gains) losses on securities and loans, net	(6,359)	(1,446)	(8,627)	2,335
Realized (gains) losses on financial derivatives, net	1,782	1,620	(4,438)	25,702
Realized (gains) losses on real estate owned, net	50	18	63	(121)
Unrealized (gains) losses on securities and loans, net	3,212	(24,208)	(5,006)	65,418
Unrealized (gains) losses on financial derivatives, net	(1,155)	298	(6,183)	2,109
Unrealized (gains) losses on real estate owned, net	(672)	(122)	1,435	462
Other realized and unrealized (gains) losses, net(1)	(1,133)	4,217	(3,901)	5,850
Net realized gains (losses) on periodic settlements of interest rate swaps	(1,069)	(1,150)	(1,808)	(1,900)
Net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	252	516	(47)	541
Incentive fee to affiliate	5,255	—	12,412	—
Non-cash equity compensation expense	244	186	717	532
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	2,944	(319)	(10)	4,440
Debt issuance costs related to Other secured borrowings, at fair value	—	—	3,704	2,075
Non-recurring expenses	471	143	719	143
(Earnings) losses from investments in unconsolidated entities(2)	647	(10,895)	(19,845)	(8,489)
Total Core Earnings	26,441	21,054	74,040	64,386
Dividends on preferred stock	1,941	1,940	5,822	5,822
Core Earnings attributable to non-controlling interests	1,544	1,148	4,200	3,683
Core Earnings Attributable to Common Stockholders	$22,956	$17,966	$64,018	$54,881
Core Earnings Attributable to Common Stockholders, per share	$0.46	$0.41	$1.40	$1.26
(1)Includes realized and unrealized gains (losses) on foreign currency and unrealized gain (loss) on other secured borrowings, at fair value, included in Other, net, on the Condensed Consolidated Statement of Operations.
(2)Adjustment represents, for certain investments in unconsolidated entities, the net realized and unrealized gains and losses of the underlying investments of such entities.
Results of Operations for the Three-Month Periods Ended September 30, 2021 and 2020
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended September 30, 2021 we had net income (loss) attributable to common stockholders of $20.6 million compared to $46.2 million for the three-month period ended September 30, 2020. The period-over-period decrease in our results of operations was primarily due to a decrease in realized and unrealized gains on securities and loans, net, and earnings from investments in unconsolidated entities as well as an increase in incentive fees incurred.

Interest Income
Interest income was $40.1 million for the three-month period ended September 30, 2021, as compared to $43.1 million for the three-month period ended September 30, 2020. Interest income for both periods included coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
For the three-month period ended September 30, 2021, interest income from our credit portfolio was $34.7 million, as compared to $36.4 million for the three-month period ended September 30, 2020. This period-over-period decrease was primarily due to lower average asset yields, partially offset by a larger credit portfolio for the three-month period ended September 30, 2021.
For the three-month period ended September 30, 2021, interest income from our Agency RMBS was $5.2 million, as compared to $6.7 million for the three-month period ended September 30, 2020. This period-over-period decrease was due to lower average asset yields, partially offset by a larger Agency portfolio for the three-month period ended September 30, 2021.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended September 30, 2021 and 2020:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended September 30, 2021	$34,666	$2,168,359	6.39%	$5,246	$1,474,354	1.42%	$39,912	$3,642,713	4.38%
Three-month period ended September 30, 2020	$36,354	$1,974,414	7.37%	$6,663	$835,533	3.19%	$43,017	$2,809,947	6.12%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the three-month period ended September 30, 2021, we had a negative Catch-up Premium Amortization Adjustment of $(2.9) million which decreased our interest income. Comparatively, for the three-month period ended September 30, 2020 we had a positive Catch-up Premium Amortization Adjustment of $0.3 million which increased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.22% and 4.71%, respectively, for the three-month period ended September 30, 2021. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.04% and 6.08%, respectively, for the three-month period ended September 30, 2020.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense decreased to $10.6 million for the three-month period ended September 30, 2021, as compared to $12.9 million for the three-month period ended September 30, 2020. The decline in interest expense was the result of a significant decrease in borrowing rates on both our Agency and credit assets.
The table below summarizes the components of interest expense for the three-month periods ended September 30, 2021 and 2020.

	Three-Month Period Ended
(In thousands)	September 30, 2021	September 30, 2020
Repos and Total other secured borrowings	$8,684	$11,585
Senior Notes	1,248	1,248
Securities sold short (1)	613	20
Other (2)	59	84
Total	$10,604	$12,937
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
(2)Primarily includes interest expense on our counterparties' cash collateral held by us and reverse repurchase agreements with negative interest rates.

The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the three-month periods ended September 30, 2021 and 2020.

	Three-Month Period Ended
	September 30, 2021			September 30, 2020
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$1,577,246	$8,060	2.03%	$1,356,028	$10,817	3.17%
Agency RMBS	1,408,058	624	0.18%	876,995	768	0.35%
Subtotal(1)	2,985,304	8,684	1.15%	2,233,023	11,585	2.06%
U.S. Treasury Securities	441	—	0.10%	25	—	(0.02)%
Total	$2,985,745	$8,684	1.15%	$2,233,048	$11,585	2.06%
Average One-Month LIBOR			0.09%			0.16%
Average Six-Month LIBOR			0.15%			0.31%
(1)Excludes U.S. Treasury Securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would increase to 1.31% and 2.24% for the three-month periods ended September 30, 2021 and 2020, respectively. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 3.40% and 3.84% for the three-month periods ended September 30, 2021 and 2020, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the three-month period ended September 30, 2021, the gross base management fee, which is based on total equity at the end of each quarter, was $4.1 million, and our Manager credited us with rebates on our base management fee of $0.4 million, resulting in a net base management fee of $3.7 million. For the three-month period ended September 30, 2020, the gross base management fee was $3.2 million, and our Manager credited us with rebates on our base management fee of $0.2 million, resulting in a net base management fee of $3.0 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was due to a larger capital base at September 30, 2021.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. For the three-month period ended September 30, 2021, the incentive fee was $5.3 million. There was no incentive fee for the three-month period ended September 30, 2020, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended September 30, 2021 and 2020 other investment related expenses were $2.9 million and $3.6 million, respectively. The decrease in other investment related expenses was primarily due to a decrease in servicing expenses on our consumer loan portfolios, partially offset by an increase in various other expenses related to our residential mortgage loan portfolio.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $4.4 million for the three-month period ended September 30, 2021 as compared to $3.9 million for the three-month period ended

September 30, 2020. The increase in other operating expenses for the three-month period ended September 30, 2021 was primarily due to an increase in compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned. Other, net, another component of Other income (loss), includes rental income and income related to loan originations, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement and Other Secured Borrowings, at fair value. For the three-month period ended September 30, 2021, other income (loss) was $6.1 million, consisting primarily of $3.1 million of net realized and unrealized gains on our securities and loans, $3.0 million of Other, net, which primarily comprises other non-interest income related to our loan portfolios, and $0.6 million of net realized and unrealized gains on real estate owned. These gains were partially offset by net realized and unrealized losses on our financial derivatives of $(0.6) million. Net realized and unrealized gains of $3.1 million on our securities and loans primarily resulted from net realized and unrealized gains on CLOs and CMBS, partially offset by net realized and unrealized losses on Agency RMBS and non-QM loans. The net realized and unrealized gains on our CLOs and CMBS were driven by tighter yield spreads and opportunistic sales, while the net realized and unrealized losses on Agency RMBS were related to underperformance of lower-coupon holdings and net unrealized losses on our non-QM loans were due to higher interest rates and wider yield spreads during the quarter. Net realized and unrealized losses on our financial derivatives of $(0.6) million were primarily related to net realized and unrealized losses on TBAs and total return swaps, partially offset by net realized and unrealized gains on interest rate swaps and futures.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) was $(2.0) million for the three-month period ended September 30, 2021, as compared to $2.5 million for the three-month period ended September 30, 2020. The reversal in income tax expense (benefit) for the three-month period ended September 30, 2021 was primarily due to a decrease in current and deferred tax liabilities related to net unrealized losses on investments held in a domestic TRS for the three-month period ended September 30, 2021, as compared to unrealized gains on investments held in a domestic TRS for the three-month period ended September 30, 2020.
Earnings (Losses) from Investments in Unconsolidated Entities
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $2.5 million for the three-month period ended September 30, 2021, as compared to $11.4 million for the three-month period ended September 30, 2020. Earnings from investments in unconsolidated entities for the three-month period ended September 30, 2021 were primarily due to net realized and unrealized gains on our investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates, and unrealized gains on an equity investment in a securitization-related risk retention vehicle. Such gains were partially offset by net unrealized losses on our investments in mortgage loan originators. For the three-month period ended September 30, 2020, Earnings from investments in unconsolidated entities was primarily due to unrealized gains on our investments in mortgage originators.
Results of Operations for the Nine-Month Periods Ended September 30, 2021 and 2020
Net Income (Loss) Attributable to Common Stockholders
For the nine-month period ended September 30, 2021 we had net income (loss) attributable to common stockholders of $91.1 million compared to $(45.9) million for the nine-month period ended September 30, 2020. The period-over-period reversal in our results of operations was primarily due to net realized and unrealized gains on securities and loans, net realized and unrealized gains on financial derivatives, and earnings from investments in unconsolidated entities in the current period, as compared to losses on our securities, loans, and financial derivatives in the prior period, which were primarily the result of the market and economic disruptions caused by the COVID-19 pandemic in early 2020.
Interest Income
Interest income was $126.1 million for the nine-month period ended September 30, 2021, as compared to $134.5 million for the nine-month period ended September 30, 2020. Interest income for both periods included coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
For the nine-month period ended September 30, 2021, interest income from our credit portfolio was $102.0 million, as compared to $111.4 million for the nine-month period ended September 30, 2020. This period-over-period decrease was primarily due to lower average asset yields, partially offset by the larger size of the credit portfolio for the nine-month period ended September 30, 2021.
For the nine-month period ended September 30, 2021, interest income from our Agency RMBS was $23.3 million, as compared to $22.1 million for the nine-month period ended September 30, 2020. This period-over-period increase was due to the larger size of the Agency portfolio, partially offset by lower average asset yields, for the nine-month period ended September 30, 2021.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the nine-month periods ended September 30, 2021 and 2020:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine-month period ended September 30, 2021	$102,015	$2,062,442	6.60%	$23,326	$1,380,854	2.25%	$125,341	$3,443,296	4.85%
Nine-month period ended September 30, 2020	$111,377	$1,941,332	7.65%	$22,116	$1,196,610	2.46%	$133,493	$3,137,942	5.67%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the nine-month period ended September 30, 2021 we had a positive Catch-up Premium Amortization Adjustment of $10 thousand, which increased our interest income. In contrast, for the nine-month period ended September 30, 2020 we had a negative Catch-up Premium Amortization Adjustment of $(4.4) million, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.25% and 4.85%, respectively, for the nine-month period ended September 30, 2021. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.96% and 5.86%, respectively, for the nine-month period ended September 30, 2020.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense decreased to $33.1 million for the nine-month period ended September 30, 2021, as compared to $49.7 million for the nine-month period ended September 30, 2020. The decline in interest expense was the result of a significant decrease in borrowing rates on both our Agency and credit assets.

The table below summarizes the components of interest expense for the nine-month periods ended September 30, 2021 and 2020.

	Nine-Month Period Ended
(In thousands)	September 30, 2021	September 30, 2020
Repos and Total other secured borrowings	$27,870	$45,377
Senior Notes	3,745	3,745
Securities sold short (1)	932	450
Other (2)	564	141
Total	$33,111	$49,713
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
(2)Primarily includes interest expense on our counterparties' cash collateral held by us and reverse repurchase agreements with negative interest rates.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the nine-month periods ended September 30, 2021 and 2020.

	Nine-Month Period Ended
	September 30, 2021			September 30, 2020
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$1,472,463	$25,836	2.35%	$1,389,000	$34,132	3.28%
Agency RMBS	1,344,165	2,034	0.20%	1,176,191	11,241	1.28%
Subtotal(1)	2,816,628	27,870	1.32%	2,565,191	45,373	2.36%
U.S. Treasury Securities	258	—	0.06%	513	4	0.96%
Total	$2,816,886	$27,870	1.32%	$2,565,704	$45,377	2.36%
Average One-Month LIBOR			0.10%			0.65%
Average Six-Month LIBOR			0.18%			0.84%
(1)Excludes U.S. Treasury Securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would increase to 1.46% and 2.45% for the nine-month periods ended September 30, 2021 and 2020, respectively. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 3.39% and 3.41% for the nine-month periods ended September 30, 2021 and 2020, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the nine-month period ended September 30, 2021, the gross base management fee, which is based on total equity at the end of each quarter, was $11.1 million, and our Manager credited us with rebates on our base management fee of $0.8 million, resulting in a net base management fee of $10.3 million. For the nine-month period ended September 30, 2020, the gross base management fee was $9.2 million, and our Manager credited us with rebates on our base management fee of $0.9 million, resulting in a net base management fee of $8.3 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was due to a larger capital base at each quarter end in 2021, as compared to the respective quarter ends in 2020.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. For the nine-month period ended September 30, 2021, the incentive fee was $12.4 million. There was no incentive fee for the nine-month period ended September 30, 2020, since for each quarter during that period, our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the nine-month periods ended September 30, 2021 and 2020 other investment related expenses were $12.6 million and $12.8 million, respectively. The decrease in other investment related expenses was primarily due to a decrease in servicing expenses on our consumer loan portfolios partially offset by an increase in debt issuance costs related to our non-QM loan securitizations, as well as an increase in various other expenses related to our residential mortgage loan portfolio.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $12.7 million for the nine-month period ended September 30, 2021 as compared to $11.5 million for the nine-month period ended September 30, 2020. The increase in other operating expenses for the nine-month period ended September 30, 2021 was primarily due to an increase in compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned. Other, net, another component of Other income (loss), includes rental income and income related to loan originations, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement and Other Secured Borrowings, at fair value. For the nine-month period ended September 30, 2021, other income (loss) was $32.1 million, consisting primarily of $13.6 million of net realized and unrealized gains on our securities and loans, $10.6 million of net realized and unrealized gains on our financial derivatives, and $9.3 million of Other, net, which primarily comprises other non-interest income related to our loan portfolios. Net realized and unrealized gains of $13.6 million on our securities and loans primarily resulted from net realized and unrealized gains on CMBS and CLOs, partially offset by net realized and unrealized losses on Agency RMBS. The net realized and unrealized gains on our CMBS and CLOs were driven by tighter yield spreads, while the net realized and unrealized losses in the Agency portfolio were due to wider yield spreads. Net realized and unrealized gains of $10.6 million on our financial derivatives were primarily related to net realized and unrealized gains on interest rate swaps, short TBAs, futures, and forwards, as long-term interest rates increased during the period, partially offset by net realized and unrealized losses on CDS on corporate bond indices and total return swaps.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) was $3.1 million for the nine-month period ended September 30, 2021, as compared to $3.5 million for the nine-month period ended September 30, 2020. The income tax expense in both periods was related to net realized and unrealized gains on investments held in a domestic TRS.
Earnings (Losses) from Investments in Unconsolidated Entities
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $27.8 million for the nine-month period ended September 30, 2021, as compared to $10.6 million for the nine-month period ended September 30, 2020. The increase in earnings from investments in unconsolidated entities primarily relates to an increase in unrealized gains on investments in loan originators period over period, an increase in net realized and unrealized gains on our investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates, and unrealized gains on an equity investment in a securitization-related risk retention vehicle for the nine-month period ended September 30, 2021.
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
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	September 30, 2021		December 31, 2020
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$395,780	18.8%	$303,351	20.3%
31 - 60 Days	235,407	11.2%	469,695	31.4%
61 - 90 Days	394,898	18.7%	327,012	21.8%
91 - 120 Days	60,787	2.9%	89,931	6.0%
121 - 150 Days	196,073	9.3%	69,104	4.6%
151 - 180 Days	90,435	4.3%	70,920	4.7%
181 - 364 Days	698,522	33.2%	72,670	4.9%
> 364 Days	33,934	1.6%	94,248	6.3%
	$2,105,836	100.0%	$1,496,931	100.0%
Repos involving underlying investments that were sold prior to September 30, 2021 for settlement following September 30, 2021, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2021, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 25.4% with respect to credit assets, 5.5% with respect to Agency RMBS assets, and 13.2% overall. As of December 31, 2020 these respective weighted average contractual haircuts were 33.0%, 6.0%, and 19.1%. The decrease in the weighted average contractual haircut on our overall portfolio is primarily due to lower haircuts on repo borrowings related to our Credit portfolio and to a lesser extent from the higher share of our outstanding borrowings on Agency assets at September 30, 2021 as compared to December 31, 2020.
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
As of September 30, 2021 and December 31, 2020, we had $2.1 billion and $1.5 billion, respectively, of borrowings outstanding under our repos. As of September 30, 2021, the remaining terms on our repos ranged from 1 day to 730 days, with a weighted average remaining term of 147 days. Our repo borrowings were with a total of 24 counterparties as of September 30, 2021. As of September 30, 2021, our repos had a weighted average borrowing rate of 0.80%. As of September 30, 2021, our repos had interest rates ranging from 0.10% to 3.75%. As of December 31, 2020, the remaining terms on our repos ranged from

4 days to 516 days, with a weighted average remaining term of 94 days. Our repo borrowings were with a total of 24 counterparties as of December 31, 2020. As of December 31, 2020, our repos had a weighted average borrowing rate of 1.20%. As of December 31, 2020, our repos had interest rates ranging from 0.20% to 5.00%. Investments transferred as collateral under repos had an aggregate fair value of $2.4 billion and $1.8 billion as of September 30, 2021 and December 31, 2020, respectively.
Historically, the interest rates of our repos have been highly correlated with, and often have been explicitly indexed to, certain benchmark interest rates such as LIBOR or SOFR. It is expected that amounts due upon maturity of our repos will be funded primarily through the roll/re-initiation of repos and, if we are unable or unwilling to roll/re-initiate our repos, through free cash and proceeds from the sale of securities.
We have continued to extend and improve our sources of financing and leverage in 2021. In addition to adding two new loan financing facilities and extending the terms of other financing facilities, we completed two non-QM loan securitizations during the nine-month period ended September 30, 2021, and a third non-QM loan securitization subsequent to the third quarter.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2021	$2,105,836	$1,958,411	$2,175,918
June 30, 2021	1,916,749	1,971,441	2,062,580
March 31, 2021	1,909,511	1,736,912	1,909,511
December 31, 2020	1,496,931	1,408,935	1,496,931
September 30, 2020	1,439,984	1,368,191	1,551,147
June 30, 2020(1)	1,294,549	1,520,985	1,542,577
March 31, 2020(2)	2,034,225	2,440,982	2,485,496
December 31, 2019(3)	2,445,300	2,119,394	2,445,300
September 30, 2019	2,056,422	1,796,310	2,056,422
June 30, 2019	1,715,506	1,769,909	1,962,866
March 31, 2019	1,550,016	1,471,592	1,550,016
December 31, 2018	1,498,849	1,509,819	1,595,118
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
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including non-QM loans and REO, commercial mortgage loans, and consumer loans and ABS backed by consumer loans; such transactions are accounted for as collateralized borrowings. As of September 30, 2021 and December 31, 2020, we had outstanding borrowings related to such transactions in the amount of $963.3 million and $806.0 million, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Condensed Consolidated Balance Sheet. As of September 30, 2021 and December 31, 2020, the fair value of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans collateralizing our Total other secured borrowings was $1.056 billion and $906.4 million, respectively. See Note 11 in the notes to our condensed consolidated financial statements for further information on our other secured borrowings.
As of both September 30, 2021 and December 31, 2020, we had $86.0 million outstanding of Senior Notes, maturing in September 2022 and bearing interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. See Note 11 in the notes to our condensed consolidated financial statements for further detail on the Senior Notes.
As of September 30, 2021, we had an aggregate amount at risk under our repos with 24 counterparties of approximately $337.6 million, and as of December 31, 2020, we had an aggregate amount at risk under our repos with 24 counterparties of approximately $363.1 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of September 30, 2021 and December 31, 2020 does not include approximately $3.7 million and $4.2 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
Our derivatives are predominantly subject to bilateral master trade agreements or clearing in accordance with the Dodd-Frank Act. We may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. Changes in the relative value of derivative transactions may require us or the counterparty to post or receive additional collateral. Entering into derivative contracts involves market risk in excess of amounts recorded on our balance sheet. In the case of cleared derivatives, the clearinghouse becomes our counterparty and the future commission merchant acts as an intermediary between us and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral.
As of September 30, 2021, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with 10 counterparties of approximately $27.9 million. We also had $12.0 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2020, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with eight counterparties of approximately $11.2 million. We also had $7.2 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2021, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with 9 counterparties of approximately $4.8 million. As of December 31, 2020, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $4.1 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $103.6 million and $111.6 million as of September 30, 2021 and December 31, 2020, respectively.
On June 13, 2018, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.55 million shares of common stock. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. From inception of the current repurchase plan through August 6, 2021, we repurchased 701,965 shares at an average price per share of $13.36 and a total cost of $9.4 million, and have authorization to repurchase an additional 848,035 common shares. We did not purchase any shares during the nine-month period ended September 30, 2021.
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

The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the condensed consolidated financial statements) for the periods indicated below:
Nine-Month Period Ended September 30, 2021

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
September 8, 2021	$0.15	$7,855	September 30, 2021	October 25, 2021
August 4, 2021	0.15	7,691	August 31, 2021	September 27, 2021
July 8, 2021	0.15	7,614	July 30, 2021	August 25, 2021
June 7, 2021	0.15	6,669	June 30, 2021	July 26, 2021
May 6, 2021	0.15	6,669	May 28, 2021	June 25, 2021
April 4, 2021	0.14	6,224	April 30, 2021	May 25, 2021
March 5, 2021	0.10	4,446	March 31, 2021	April 26, 2021
February 5, 2021	0.10	4,444	February 26, 2021	March 25, 2021
January 8, 2021	0.10	4,444	January 29, 2021	February 25, 2021
Nine-Month Period Ended September 30, 2020

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
September 8, 2020	$0.09	$3,997	September 30, 2020	October 26, 2020
August 7, 2020	0.09	3,995	August 31, 2020	September 25, 2020
July 8, 2020	0.09	3,995	July 31, 2020	August 25, 2020
June 5, 2020	0.09	3,995	June 30, 2020	July 27, 2020
May 7, 2020	0.08	3,551	May 29, 2020	June 25, 2020
April 7, 2020	0.08	3,551	April 30, 2020	May 26, 2020
March 6, 2020	0.15	6,658	March 31, 2020	April 27, 2020
February 7, 2020	0.15	6,699	February 28, 2020	March 25, 2020
January 8, 2020	0.15	6,699	January 31, 2020	February 25, 2020
On October 7, 2021, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on November 26, 2021 to stockholders of record as of October 29, 2021. On November 5, 2021, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on December 27, 2021 to stockholders of record as of November 30, 2021.
The following table sets forth the dividend distributions authorized by the Board of Directors during the nine-month periods ended September 30, 2021 and 2020 and payable to holders of our Series A Preferred Stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
July 8, 2021	$0.421875	$1,941	July 19, 2021	July 30, 2021
April 4, 2021	0.421875	1,941	April 19, 2021	April 30, 2021
January 8, 2021	0.421875	1,941	January 19, 2021	February 1, 2021
July 8, 2020	0.421875	1,941	July 20, 2020	July 30, 2020
April 7, 2020	0.421875	1,941	April 17, 2020	April 30, 2020
On October 7, 2021, the Board of Directors approved a dividend in the amount of $0.421875 per share of Series A Preferred Stock payable on November 1, 2021 to stockholders of record as of October 18, 2021.

On August 6, 2021, we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to 10.0 million shares of common stock from time to time. From commencement of the ATM program through September 30, 2021, we issued 1,549,900 shares of common stock under the ATM program, which provided $28.2 million of net proceeds after $0.4 million of agent commissions and offering costs. Through November 5, 2021, we have issued 1,549,900 shares of common stock under the ATM program.
On July 9, 2021, we completed a follow-on offering of 6,000,000 shares of our common stock. On July 29, 2021, we issued an additional 303,000 shares of common stock pursuant to the exercise of the underwriters' option. The issuance and sale of the 6,303,000 shares of common stock generated net proceeds, after underwriters' discounts and offering costs, of $113.1 million.
On October 15, 2021, we completed a follow-on offering of 5,750,000 shares of our common stock, including 750,000 shares of common stock issued pursuant to the exercise of the underwriters' option. The issuance and sale of the 5,750,000 shares of common stock generated net proceeds, after underwriters' discounts and commissions and offering costs, of $103.5 million.
For the nine-month period ended September 30, 2021, our operating activities provided net cash in the amount of $58.8 million and our investing activities used net cash in the amount of $1.222 billion. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $620.1 million. We received $599.3 million in proceeds from the issuance of Total other secured borrowings and we used $137.2 million for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $81.4 million for the nine-month period ended September 30, 2021. We received proceeds from the issuance of common stock, net of underwriters' discounts and commissions and offering costs paid, of $141.1 million, and we received contributions from non-controlling interests of $10.7 million. We used $58.5 million to pay dividends and $20.3 million for distributions to non-controlling interests (our joint venture partners). As a result there was a decrease in our cash holdings of $8.0 million, from $111.8 million as of December 31, 2020 to $103.8 million as of September 30, 2021.
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
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
At September 30, 2021 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at September 30, 2021 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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

Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates. Historically, the interest rates of our repurchase agreements have been highly correlated with, and often have been explicitly indexed to, certain benchmark interest rates such as LIBOR or SOFR. Whenever one of our repo borrowings matures, it will generally be replaced with a new repo borrowing based on market interest rates prevailing at such time. Subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar futures, U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to mitigate the interest rate risk arising from the mismatch between the duration of our financed assets and the duration of the liabilities used to finance such assets. The majority of this mismatch currently relates to our Agency RMBS.
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of September 30, 2021, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS—Fixed Pools and IOs excluding TBAs	$19,256	1.76%	$28,139	2.57%	$(29,632)	(2.71)%	$(69,637)	(6.36)%
Non-Agency RMBS, CMBS, ABS and Loans	10,021	0.92%	16,679	1.52%	(13,383)	(1.22)%	(30,129)	(2.75)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(23,654)	(2.16)%	(47,984)	(4.38)%	22,979	2.10%	45,282	4.13%
Long TBAs	7,377	0.67%	12,359	1.13%	(9,771)	(0.89)%	(21,937)	(2.00)%
Short TBAs	(10,174)	(0.93)%	(13,980)	(1.28)%	16,543	1.51%	39,454	3.60%
Other Mortgage-Related Derivatives	1	—%	3	—%	(1)	—%	(1)	—%
Corporate Securities and Derivatives on Corporate Securities	7	—%	14	—%	(7)	—%	(15)	—%
Repurchase Agreements, Reverse Repurchase Agreements, and Senior Notes	(1,433)	(0.13)%	(1,430)	(0.13)%	3,824	0.35%	8,009	0.73%
Total	$1,401	0.13%	$(6,200)	(0.57)%	$(9,448)	(0.86)%	$(28,974)	(2.65)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our September 30, 2021 portfolio estimated above.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 30, 2021, we issued 37,373 shares of our common stock to our Manager for payment of 10% of the incentive fee incurred. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(a)(2) of the Securities Act.
On September 13, 2021, we issued 5,710 common shares in exchange for limited liability company interests ("OP LTIP Units") held by one of our directors. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(a)(2) of the Securities Act.
On September 14, 2021, we granted 4,066 OP LTIP Units to Ronald I. Simon, Ph.D., 4,066 OP LTIP units to Edward Resendez, 4,066 OP LTIP units to Lisa Mumford, and 4,066 OP LTIP units to Stephen J. Dannhauser, as compensation for serving as directors.
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

ELLINGTON FINANCIAL INC.
Date:	November 9, 2021	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	November 9, 2021	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)