Form 10-K
period 2021-12-31
Ellington Financial Inc.
filed 2022-03-01
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
(203) 698-1200
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	EFC	The New York Stock Exchange
6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	EFC PR A	The New York Stock Exchange
6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock	EFC PR B	The New York Stock Exchange
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of June 30, 2021, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common shares held by non-affiliates was $778,461,958 based on the closing price as reported by the New York Stock Exchange on that date.
Number of shares of the Registrant's common stock outstanding as of February 25, 2022: 57,477,263
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement with respect to its 2022 Annual Meeting of Stockholders to be filed not later than May 2, 2022 are incorporated by reference into Part III hereof as noted therein.

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
Our Company
We were originally formed as a Delaware limited liability company in July 2007 and commenced operations in August 2007. In February 2019, we elected to be taxed as a corporation for U.S. federal income tax purposes effective as of January 1, 2019, and we elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2019. Through December 31, 2018, we believe that we were organized and had operated so that we qualified to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Since January 1, 2019, we believe that we have been organized and operated so that we qualify to be treated as a REIT for U.S. federal income tax purposes. Effective March 1, 2019, we converted to a Delaware corporation and changed our name to Ellington Financial Inc.

We acquire and manage mortgage-related, consumer-related, corporate-related, and other financial assets. Our primary objective is to generate attractive, risk-adjusted total returns for our stockholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by utilizing an opportunistic strategy. Our targeted asset classes currently include investments in the U.S. and Europe (as applicable) in the categories listed below and as described in the section captioned "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Targeted Asset Classes." Subject to maintaining our qualification as a REIT, we expect to continue to invest in these targeted asset classes:
•residential mortgage loans, including (i) mortgage loans that are not deemed to be "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans," (ii) residential transition loans, and (iii) non-performing and re-performing residential mortgage loans, or "residential NPLs," including "legacy" (i.e., issued before the 2008 financial crisis) NPLs;
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
•strategic investments in companies from which we purchase, or may in the future purchase, targeted assets, and other strategic investments in companies related to our business; and
•other investments, including corporate debt and equity securities and corporate loans.
Subject to maintaining our qualification as a REIT, we opportunistically utilize derivatives and other hedging instruments to hedge our interest rate, credit, and foreign currency risk.
Our investments in residential and commercial mortgage loans may consist of performing, non-performing, or sub-performing loans. In addition, we may from time to time acquire real property. We also have made, and may in the future make, investments in the debt and/or equity of other entities engaged in loan-related businesses, such as loan originators and mortgage-related entities. On February 18, 2022, we entered into an agreement (the “Longbridge Purchase Agreement”) with Home Point Capital Inc. ("Home Point") to purchase Home Point's 49.6% ownership interest in Longbridge Financial, LLC (“Longbridge”), a reverse mortgage loan originator of which we also held a 49.6% ownership interest as of December 31, 2021. In connection with investments in loan originators, we may also enter into flow agreements that will allow us to purchase new loans from the loan originators in which we invest in accordance with the parameters set forth in the applicable flow agreement. We also opportunistically engage in relative value trading strategies, whereby we seek to identify and capitalize on short-term pricing disparities in various equity and/or fixed-income markets. We also opportunistically seek to acquire and manage other types of mortgage-related and financial assets not listed above, such as mortgage servicing rights, or "MSRs," and credit risk transfer securities, or "CRTs."
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
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager currently does not have any employees and instead relies on the employees of Ellington to perform its obligations to us. Ellington is an investment management firm and registered investment advisor with a 27-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives.

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
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance database, and operational expertise. For example, Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of MBS collateral and MBS market transactions. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 27-year investing history, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2021, Ellington had over 170 employees and had assets under management of approximately $13.3 billion, of which approximately $7.9 billion consisted of our company and Ellington Residential Mortgage REIT, a REIT listed on the New York Stock Exchange, or the "NYSE," under the ticker "EARN," that focuses its investment strategy primarily on Agency RMBS, and various hedge funds and other alternative investment vehicles that employ financial leverage, and approximately $5.4 billion consisted of accounts that do not employ financial leverage. The $13.3 billion and $7.9 billion in assets under management include approximately $1.2 billion in Ellington-managed CLOs. For these purposes, the Ellington-managed CLO figure represents the aggregate outstanding balance of CLO notes and market value of CLO equity, excluding any notes and equity held by other Ellington-managed funds and accounts.
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
We believe that Ellington's capabilities allow our Manager to identify attractive assets, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets. Ellington's continued emphasis on and development of proprietary credit, interest rate, and prepayment models, as well as other proprietary research and analytics, underscores the importance it places on a disciplined and analytical approach to fixed income investing. In addition, Ellington’s analytical and financial resources can help support the loan origination companies in which we have strategic investments. For example, we can provide these companies with a reliable outlet for their production, help enhance their underwriting guidelines, help improve the terms and stability of their financing sources, and help boost their overall visibility in the marketplace. In these ways, we leverage Ellington's skills and resources to seek to meet our investment objectives.
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
With respect to loans, we have tended to focus on underserved, niche market segments where inefficiencies exist, and where the segment's size or complexity could present a barrier to entry. Since the global financial crisis in 2008/2009, capital requirements and other regulations in the banking industry have curtailed bank origination and ownership of certain types of loans, and as a result, capital availability for certain loan products is lower than it was historically, thus creating better opportunities for Ellington to invest in these loan products. Ellington uses its deep network of industry relationships, including the loan originators in which we have invested, to source new loan investments. These relationships have generated a regular flow of investment opportunities from diversified sources, including flow agreements with certain loan originators, including those in which we have invested. By investing opportunistically in both loans and securities, as well as in loan originators, we believe that we are able to achieve attractive diversification and can take advantage of relative value across investment classes.
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
Investment Process
Our investment process benefits from the resources and professionals of our Manager and Ellington. The process is managed by an investment and risk management committee, which includes, among others, the following three officers of our Manager: Mr. Vranos, Mr. Penn, and Mr. Tecotzky. These officers of our Manager also serve as our Co-Chief Investment Officer, Chief Executive Officer, and Co-Chief Investment Officer, respectively. The investment and risk management committee operates under investment guidelines and meets periodically to develop a set of preferences for the composition of our portfolio. The primary focus of the investment and risk management committee, as it relates to us, is to review and approve our investment policies and our portfolio holdings and related compliance with our investment policies and guidelines, and to give guidance and oversight to the various investment teams that make our day-to-day investment decisions. The investment and risk management committee has authority delegated by our Board of Directors to authorize transactions consistent with our investment guidelines.
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

Valuation of Assets
Our Manager's valuation committee directs our valuation process, which is also subject to the oversight of our independent directors. See Note 2 of the notes to consolidated financial statements included in this report for a discussion of our valuation process.
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
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of December 31, 2021, the majority of our debt financings consisted of repurchase agreements, or "repos." Currently, the majority of our repos are collateralized by Agency RMBS; however, we also have repo borrowings that are collateralized by our credit assets, and, from time to time, U.S. Treasury securities. In a repo, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a specified later date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repos are accounted for as collateralized borrowings under U.S. Generally Accepted Accounting Principles, or "U.S. GAAP.". During the term of a repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repo financings are often used to purchase the assets subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repo arrangements are typically documented under the Securities Industry and Financial Markets Association's, or "SIFMA's," standard form master repurchase agreement with the ability for both parties to demand margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, under most of our master repurchase agreements, we and our repo counterparties are required to post additional collateral to each other from time to time as part of the normal course of our business. Our repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty.
In addition to using repos to finance many of our assets, we have also entered into securitization transactions, and secured borrowing facilities, to finance other assets. For those secured financings, other than repos, for which the associated transfer of assets is not accounted for as a sale, the associated borrowings are included under the captions Other secured borrowings and Other secured borrowings, at fair value, on our Consolidated Balance Sheet. In addition, we have issued senior notes, or "Senior Notes," that are unsecured and are effectively subordinated to our secured indebtedness, to the extent of the value of the collateral securing such indebtedness. Finally, we have also raised equity capital to finance acquisitions of our targeted assets, including through public offerings of our common stock, our 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") and our 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”).
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
Base Management Fees, Incentive Fees, and Reimbursement of Expenses
Base Management Fees
Under the management agreement, we pay our Manager a base management fee quarterly in arrears in an amount equal to 1.50% per annum of the equity of the Operating Partnership (calculated in accordance with U.S. GAAP) as of the end of each fiscal quarter (before deductions for base management and incentive fees payable with respect to such fiscal quarter), provided that the equity of the Operating Partnership is adjusted to exclude one-time events pursuant to changes in U.S. GAAP, as well as non-cash charges after discussion between our Manager and our independent directors, and approval by a majority of our independent directors in the case of non-cash charges.
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
Reimbursement of Expenses
We do not maintain an office or employ personnel. We rely on the facilities and resources of our Manager to conduct our operations. We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of Ellington's employees and other related expenses, other than our allocable portion of the costs incurred by our Manager for certain dedicated or partially dedicated employees including a Chief Financial Officer, one or more controllers, an in-house legal counsel, an investor relations professional, certain internal audit staff in connection with Sarbanes-Oxley compliance initiatives and certain other personnel performing duties for us, including certain personnel involved in the implementation of our more operationally intensive strategies, such as personnel involved in loan acquisition and loan management, based on the portion of their working time and efforts spent on our matters and subject to approval of the reimbursed amounts by the Compensation Committee of the Board of Directors. In addition, other than as expressly described in the management agreement, we are not required to pay any portion of rent, telephone, utilities, office furniture, equipment, machinery, and other office, internal and overhead expenses of our Manager and its affiliates.
Term and Termination
The management agreement has a current term that expires on December 31, 2022, and will automatically renew for a one year term on each anniversary date thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. Our independent directors review our Manager's performance annually, and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding common shares, based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the fees payable to our Manager are not fair, subject to our Manager's right to prevent a fee-based termination by accepting a mutually acceptable reduction of its fees. In the event we terminate the management agreement without cause or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of (i) the average annual base management fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal and (ii) the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages, and expects to continue to manage, other funds, accounts, and vehicles that have strategies that are similar to, or that overlap with, our strategy, including Ellington Residential Mortgage REIT. As of December 31, 2021, Ellington managed various funds, accounts, and other vehicles, comprising approximately $12.0 billion of assets under management (excluding our assets but including $5.4 billion of accounts that do not employ financial leverage), with strategies that are similar to, or that overlap with, our strategy. The $12.0 billion in assets under management include approximately $1.2 billion in Ellington-managed CLOs. For these purposes, the Ellington-managed CLO figure represents the aggregate outstanding balance of CLO notes and market value of CLO equity, excluding any notes and equity held by other Ellington-managed funds and accounts. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's Investment and Risk Management Committee and its Compliance Committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
Because many of our targeted assets are typically available only in specified quantities and are also targeted assets for other Ellington accounts, Ellington often is not able to buy as much of any given asset as required to satisfy the needs of all of of its accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. Ellington may at times allocate opportunities on a preferential basis to accounts that are in a "start-up" or "ramp-up" phase. The policies permit departure from such proportional allocation under certain circumstances, including, for example, when such allocation would result in an inefficiently small amount of the security or assets being purchased for an account. In that case, the policies allow for a protocol of allocating assets so that, on an overall basis, each account is treated equitably. In addition, as part of these policies, we may be excluded from specified allocations of assets for tax, regulatory, risk management, or similar reasons.
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
Competition
In acquiring our assets, we compete with other mortgage REITs, specialty finance companies, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, private equity firms, and other entities. Many of our competitors are significantly larger than us, have greater access to capital and other resources, and may have other advantages over us. Our competitors may include other investment vehicles managed by Ellington or its affiliates, including Ellington Residential Mortgage REIT. In addition to existing companies, other companies may be organized for similar purposes in the future, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common or preferred stock. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common or preferred stock. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets, or pay higher prices, than we can.
In the face of this competition, we have access to our Manager's and Ellington's professionals and their industry expertise, which may provide us with a competitive advantage and help us assess risks and determine appropriate pricing for certain potential assets. In addition, we believe that these relationships, along with our strategic equity investments in loan originators, enable us to compete more effectively for attractive asset acquisition opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.
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
•Residential mortgage loans, including non-QM loans, residential transition loans, and residential NPLs, are subject to increased risks.
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
•The planned discontinuation of LIBOR and transition from LIBOR to an alternative reference rate may adversely affect the value and liquidity of the financial obligations to be held or issued by us that are linked to LIBOR.
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
•We could be subject to liability for potential violations of various federal, state and local laws and regulations, including predatory lending laws, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
•We expect to consolidate one of our loan originator investments, and, could in the future, consolidate additional loan originator investments.
•We have invested and may in the future invest in securities in the developing CRT sector that are subject to mortgage credit risk.
Risks Related to the COVID-19 Pandemic
•The global outbreak of the COVID-19 pandemic has adversely affected, and could continue to adversely affect, our business, financial condition, liquidity, and results of operations.
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

The above list is not exhaustive, and we face additional challenges and risks. Please carefully consider all of the information in this Report, including the matters set forth below in this Item 1A.

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

In May 2020, the FHFA announced new capital rules for the GSEs intended to rebuild the GSEs’ capital bases in advance of leaving conservatorship. On June 30, 2020, the proposed rule for the GSEs was published in the Federal Register, and on December 17, 2020, the final rule was published with an effective date of February 16, 2021. In January 2021, the FHFA and the U.S. Treasury agreed to modifications to the PSPAs that will permit Fannie Mae and Freddie Mac to continue to retain earnings until they satisfy the requirements of the new capital rules. In May 2021, the FHFA published a final rule that requires Fannie Mae and Freddie Mac to develop credible resolutions plans, also known as “living wills,” to facilitate an orderly resolution of the GSEs should the FHFA be appointed their receiver. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the GSEs, or materially reducing the roles of the GSEs in the U.S. mortgage market, and it is not possible at this time to predict the scope and nature of the actions that the U.S. Government will ultimately take with respect to these GSEs.
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
The values of some of the assets in our portfolio are not readily determinable. We value the vast majority of these assets monthly at fair value, as determined in good faith by our Manager, subject to the oversight of our Manager's valuation committee. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our Manager's determinations of fair value may differ from the values that would have been used if a ready market for these assets existed or from the prices at which trades occur. Furthermore, we may not obtain third-party valuations for all of our assets. Changes in the fair value of our assets directly impact our net income through recording unrealized appreciation or depreciation of our investments and derivative instruments, and so our Manager's determination of fair value has a material impact on our net income.
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
We have invested, and may in the future invest, in second-lien mortgage loans or RMBS backed by such loans. If a borrower defaults on a second-lien mortgage loan or on its senior debt (i.e., a first-lien loan, in the case of a residential mortgage loan), or in the event of a borrower bankruptcy, such loan will be satisfied only after all senior debt is paid in full. As a result, if we invest in second-lien mortgage loans and the borrower defaults, we may lose all or a significant part of our investment.
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
Residential mortgage loans, including non-QM loans, residential transition loans, and residential NPLs, are subject to increased risks.
We acquire and manage residential mortgage loans. Residential mortgage loans, including non-QM loans, residential transition loans, and residential NPLs, are subject to increased risk of loss. Unlike Agency RMBS, residential mortgage loans generally are not guaranteed by the U.S. Government or any GSE, though in some cases they may benefit from private mortgage insurance. Additionally, by directly acquiring residential mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. During 2020, in response to the negative economic effects caused by the COVID-19 pandemic, the U.S. Federal Reserve, or the "Federal Reserve," decreased the target range for the federal funds rate from 1.50%—1.75% to 0.00%—0.25% and maintained that range throughout 2021. However, leading up to 2019, the Federal Reserve had been increasing the target range for the federal funds rate, and it has recently signaled that one or more increases could occur in the near future, in response to the recent high rates of inflation and economic growth, as well as low rates of unemployment. The future path of interest rates is highly uncertain.

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
The planned discontinuation of LIBOR and transition from LIBOR to an alternative reference rate may adversely affect the value and liquidity of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR is an indicative measure of the average interest rate at which major global banks could borrow from one another and is used extensively as a “benchmark” or “reference rate” for various financial and commercial contracts. LIBOR is quoted in multiple currencies and multiple time frames using data reported by private-sector banks.
On March 5, 2021, the ICE Benchmark Administration, (the current administrator of LIBOR), or the “IBA,” published a feedback statement stating that it would cease publishing USD LIBOR on December 31, 2021 for the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. In light of these announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined, or any regulatory activity related to LIBOR’s phaseout, could cause LIBOR to behave differently than in the past or cease to exist.
In anticipation of the discontinuation of LIBOR in the U.S., the Alternative Reference Rates Committee, or "ARRC," a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York consisting of large U.S. financial institutions, regulators and other private and public-sector entities, has identified the Secured Overnight Financing Rate, or "SOFR," as its preferred alternative rate to take the place of US Dollar LIBOR. On July 29, 2021, ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR, and on December 3, 2021, ARCC announced statutory fallback recommendations for one week and two-month USD LIBOR tenors. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.
Although the U.S. Treasury-backed overnight repo market is highly liquid, the market for determining forward-looking SOFR rates is not as robust. In addition, there are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although SOFR is ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. In addition, the planned discontinuation of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing, and the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. As a result, we cannot reasonably estimate the impact of the transition at this time. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, liability management and other aspects of our business.
Additionally, certain of our LIBOR-based contracts that may be in effect at the time of LIBOR discontinuation may not contain fallback language in the event LIBOR is unavailable or may not contain fallback language that contemplates the permanent discontinuation of LIBOR. Consequently, there is uncertainty as to how our LIBOR-based financial instruments may react to its discontinuation. While legislation passed by New York State in April 2021 was designed to address situations where there is no fallback language in a LIBOR-based contract, there is still uncertainty as to how the legislation will be applied for certain investments, and other investments will likely not be covered by the legislation.
LIBOR being discontinued as a benchmark may also cause one or more of the following to occur, among other impacts: (i) there may be an increase in the volatility of LIBOR prior to its discontinuation; (ii) there may be an increase in price volatility with respect to our LIBOR-based investments and/or a reduction in the value of our LIBOR-based investments; (iii) there may be a reduction in our ability to effectively hedge interest rate risks; and (iv) we may incur losses from hedging disruptions. In addition, we have received notices from certain of our swap dealers indicating that they are, albeit with relatively broad exceptions, prohibited from entering into new U.S. Dollar LIBOR contracts after December 31, 2021. There is no certainty as to what rate or rates may become market-accepted alternatives to LIBOR or how those alternatives may impact us.
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
In response to the global financial crisis of 2008-2009 and again in response to the economic effects of the COVID-19 pandemic in 2020, the Federal Reserve announced and completed several rounds of quantitative easing, which are programs designed to expand the Federal Reserve's holdings of long-term securities by purchasing U.S. Treasury securities and/or Agency RMBS, in order to provide stability to the market. Also during 2020, the Federal Reserve reduced the target range for the federal funds rate to 0.00%–0.25%, committed to purchase U.S. Treasury securities and Agency MBS without explicit limits on the amounts purchased, and announced several funding and liquidity programs. These actions put downward pressure on interest rates and stabilized repo markets. Among other effects, low interest rates can increase prepayment rates (resulting from lower long-term interest rates, including mortgage rates), impact the shape of the yield curve, and cause a narrowing of our net interest margin.
In November 2021, the Federal Reserve began to withdraw some of the quantitative easing support that it had implemented in response to the COVID-19 pandemic. It commenced the tapering of its asset purchases of U.S. Treasury securities and Agency RMBS and subsequently accelerated that tapering in December 2021. Withdrawal of quantitative easing has caused, and could continue to cause, elevated market volatility and widening yield spreads. Such actions could have a material adverse effect on our investment portfolio and on the economy as a whole, which could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. In addition to the tapering of asset purchases described above, it is likely that the Federal Reserve will discontinue, modify or reverse other programs and actions that it had implemented in 2020 in response to the COVID-19 pandemic.
From December 2015 through December 2018, the Federal Reserve had been increasing the target range for the federal funds rate. Then, as noted above, in 2020 it reduced the target range for the federal funds rate to 0.00%–0.25% and maintained that target rate throughout 2021. However, in response to the recent high rates of inflation and of economic growth, as well as low rates of unemployment, the Federal Reserve has signaled that it is likely to increase the target range for the federal funds rate one or more times in the near future. See "—Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets" above. These and other actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

Conversely, if the negative economic effects of the COVID-19 pandemic again worsen and cause the Federal Reserve to implement additional quantitative easing or other similar programs designed to maintain interest rates or reduce them further, this could adversely impact our business, including lowering the yields that we are able to generate on our investments.
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
Although we elected to be treated as a REIT, our Board of Directors may authorize us to revoke or otherwise terminate our REIT election, without the approval of our stockholders, at any time. These changes could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. Any such change may increase our exposure to the risks described herein or expose us to new risks that are not currently contemplated.
We operate in a highly competitive market.
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including other mortgage REITs, financial companies, public and private funds, commercial and investment banks, and residential and commercial finance companies. We may also compete with (i) the Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes and (ii) companies that partner with and/or receive financing from the U.S. Government or consumer bank deposits. Many of our competitors are substantially larger and have considerably more favorable access to capital and other resources than we do. We acquire a significant amount of our loan assets pursuant to flow agreements with various loan originators. If such originators are unable or unwilling to continue to sell loan assets to us, or if we are unable to find additional loan originators from whom to purchase loans at attractive prices, we may be forced to acquire such loan assets at prices that are less attractive, or acquire different assets, which could adversely impact our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. Furthermore, new companies with significant amounts of capital have been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as funding from the U.S. Government. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire, or pay higher prices than we can. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from our qualification as a REIT and in some cases to avoid adverse tax consequences to our stockholders, (ii) restraints imposed on us by our attempt to comply with certain exclusions from the definition of an "investment company" or other exemptions under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
We acquire assets and other instruments that are not publicly traded, including privately placed RMBS, residential and commercial mortgage loans, CLOs, consumer loans, ABS backed by consumer and commercial assets, distressed corporate debt and equity, and other private investments, such as investments in loan originators. As such, these assets may be subject to legal and other restrictions on resale, transfer, pledge or other disposition, or will otherwise be less liquid than publicly traded securities. Other assets that we acquire, while publicly traded, have limited liquidity on account of their complexity, turbulent market conditions, or other factors. In addition, mortgage-related assets from time to time have experienced extended periods of illiquidity, including during times of financial stress (such as during the COVID-19 pandemic), which is often the time that liquidity is most needed. Illiquid assets typically experience greater price volatility, because a ready market does not exist, and they can be more difficult to value or sell if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we or our Manager has or could be attributed with material non-public information. Furthermore, assets that are illiquid are more difficult to finance, and to the extent that we finance assets that are or become illiquid, we may lose that financing or have it reduced. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We could be subject to liability for potential violations of various federal, state and local laws and regulations, including predatory lending laws, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Loan originators and servicers are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions on requirements on high cost loans. Failure of loan originators or servicers to comply with these laws, to the extent any of their loans become part of our assets, to the extent we own such loan originator, or to the extent we originated or were deemed to have originated such loans, could subject us, as an originator, assignee or purchaser of the related loans, or as an owner of a loan originator, to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high cost loans for violations of state law. Named defendants in these cases have included assignees or purchasers of certain types of loans we invest in. If the loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
We are exposed to the performance of consumer loans through those consumer loans that we own directly, through those consumer loans to which we are exposed indirectly through our ownership of consumer-loan-backed ABS, and through our ownership interest in a consumer loan originator. The ability of borrowers to repay consumer loans may be adversely affected by numerous borrower-specific factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God, pandemics such as the COVID-19 pandemic, or terrorism, may also affect the financial stability of borrowers and impair their ability or willingness to repay their loans. Whenever any of our consumer loans defaults, we are at risk of loss to the extent of any deficiency between the liquidation value of the collateral, if any, securing the loan, and the principal and accrued interest of the loan. Many of our consumer loans are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential real estate loans. Pursuing any remaining deficiency following a default is often difficult or impractical, especially when the borrower has a low credit score, making further substantial collection efforts unwarranted. In addition, repossessing personal property securing a consumer loan can present additional challenges, including locating and taking physical possession of the collateral. We rely on servicers who service these consumer loans, to, among other things, collect principal and interest payments on the loans and perform loss mitigation services, and these servicers may not perform in a manner that promotes our interests. Since we purchase some of our consumer loans and our consumer-loan-backed ABS at a premium to the remaining unpaid principal balance, we may incur a loss when such loans are voluntarily prepaid. There can be no guarantee that we will not suffer unexpected losses on our investments as a result of the factors set out above, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Increased regulatory attention and potential regulatory action on certain areas within the consumer credit or reverse mortgage businesses could have a negative impact on our reputation, or cause losses on our investments in consumer loans or our equity investments in loan originators.
Certain consumer advocacy groups, media reports, and federal and state legislators have asserted that laws and regulations should be tightened to severely limit, if not eliminate, the availability of certain loan products. The consumer advocacy groups and media reports generally focus on higher cost consumer loans, which are typically made to less creditworthy borrowers, and which bear interest rates that are higher than the interest rates typically charged by lending institutions to more creditworthy consumers. These consumer advocacy groups and media reports have characterized these consumer loans as predatory or abusive. In addition, reverse mortgage loans have faced similar issues in terms of media reports and potential legislative hurdles. If the negative characterization of these types of loans becomes increasingly accepted by consumers, legislators or regulators, our reputation, as a purchaser of such loans and as an equity investor in a both a consumer loan originator and a reverse mortgage originator, could be negatively impacted. This reputational risk could be magnified for loan originators that we control. On February 18, 2022, we entered into the Longbridge Purchase Agreement with Home Point to purchase Home Point's 49.6% ownership interest in Longbridge, of which we also held a 49.6% ownership interest as of December 31, 2021. Furthermore, if legislators or regulators take action against originators of consumer loans or reverse mortgages or provide for payment relief for borrowers, we could incur additional losses on the consumer loans that we have purchased and/or with respect to the equity investments that we have made in a consumer loan originator and a reverse mortgage originator.
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
Some of our investments in loan originators and other operating entities include, or may include, debt instruments and/or equity securities of companies that we do not control. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of such company may take risks or otherwise act in a manner that does not serve our interests. The entities in which we invest could be thinly capitalized, highly leveraged, dependent on a small number of key individuals, subject to regulatory concerns, underperform expectations, or face other obstacles that could adversely affect the business and results of operations of any such entity. If any of the foregoing were to occur, our investments in these operating entities could be lost in their entirety, and our financial condition, results of operations and cash flow could suffer as a result.
We expect to consolidate one of our loan originator investments, and could in the future, consolidate additional loan originator investments.
On February 18, 2022, we signed the Longbridge Purchase Agreement to purchase a controlling interest in Longbridge. If the closing conditions for the Longbridge Purchase Agreement are met and the purchase is consummated, which we expect to occur during 2022, we expect that we will be required to consolidate Longbridge in our consolidated financial statements starting with the fiscal period in which we consummate the purchase. We have not previously acquired a controlling interest in an operating company nor have we been previously engaged in directly originating reverse mortgage loans or owning mortgage servicing rights in reverse mortgage loans. If we experience challenges related to the acquisition of a controlling interest in Longbridge that we did not anticipate or cannot mitigate, we could experience significant losses with respect to this investment.
Longbridge’s success is dependent upon prevailing conditions in the reverse mortgage market, and conditions that negatively impact that market may reduce demand for Longbridge’s loans and adversely impact our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. Negative changes in real estate, economic and/or regulatory conditions may affect the reverse mortgage market, which could reduce demand for Longbridge’s products and services, and reduce the value of the mortgage servicing rights that it owns and generates. This could in turn adversely affect our results of operations.
Directly originating reverse mortgage loans and owning mortgage servicing rights in reverse mortgage loans could also expose us to new or increased risks, including increased regulation by federal and state authorities, challenges in effectively integrating operations, failure to maintain effective internal controls over financial reporting, procedures and policies, and other unknown liabilities and unforeseen increased expenses associated with the acquisition of a controlling interest in Longbridge. See “Increased regulatory attention and potential regulatory action on certain areas within the consumer credit or reverse mortgage businesses could have a negative impact on our reputation, or cause losses on our investments in consumer loans or our equity investments in loan originators” above for a discussion of how increased regulatory action in the reverse mortgage sector could cause losses on our investment in Longbridge. Additionally, Longbridge engages in and sponsors securitization transactions relating to reverse mortgage loans. These securitization transactions and investments expose us to potentially material risks, as described in the risk factor, “Our securitizations may expose us to additional risks.” In addition, if we were to consolidate Longbridge's financial statements with our financial statements, it will have a significant impact on many aspects of our financial reporting, including potentially causing us to adopt segment reporting and greatly increasing the size of our balance sheet. To illustrate the potential magnitude of the effect of a consolidation of Longbridge in our financial statements, please see Longbridge's financial statements for the fiscal year ended December 31, 2021, which are attached to this Annual Report on Form 10-K as Exhibit 99.1
Additionally, in connection with our pending acquisition of a controlling interest in Longbridge, we expect that a portion of the purchase price will be allocated to goodwill. The amount of the purchase price which is allocated to goodwill is expected to be determined by the excess of the purchase price over the net identifiable assets acquired. Accounting standards require that we test goodwill for impairment at least annually (or more frequently if impairment indicators arise). If, in the future, we determine goodwill is impaired, we will be required to write down the value of this goodwill asset, up to the entire balance. Any such write-down would have a negative effect on our consolidated financial statements.
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
Risks Related to the COVID-19 Pandemic
The global outbreak of the COVID-19 pandemic has adversely affected, and could continue to adversely affect, our business, financial condition, liquidity, and results of operations.
The COVID-19 pandemic has negatively affected our business, and we believe that it could continue to do so. This pandemic caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19 continues to spread, efforts to contain COVID-19 are unsuccessful, or the United States experiences another highly infectious or contagious disease in the future, our business, financial condition, liquidity, and results of operations could be materially and adversely affected. The ultimate severity and duration of such effects would depend on future developments that are highly uncertain and difficult to predict, including the geographic spread of the disease, the overall severity of the disease, the duration of the outbreak, the timing and effectiveness of vaccines and treatments, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the national and global economies. The continued spread of COVID-19, or an outbreak of another highly infectious or contagious disease in the future, could also negatively impact the availability of key personnel necessary to conduct our business.
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
The COVID-19 pandemic and certain of the actions taken to reduce the spread of the disease, based on governmental mandates and recommendations, including restrictions on travel, restrictions on the ability of individuals to assemble in groups, and restrictions on the ability of certain businesses to operate, have resulted in lost business revenue, rapid and significant increases in unemployment, and changes in consumer behavior, all of which have materially and adversely affected the economy. As a result, there was a significant nationwide increase in loan delinquencies, forbearances, deferments, and modifications in the first half of 2020, which increased delinquencies and losses on our loans and otherwise adversely affected our results of operations in the first half of 2020. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.
Our inability to access funding, or to access funding on terms that we believe are reasonable or attractive, particularly as a result of future market dislocations resulting from the COVID-19 pandemic or as a result of other future outbreaks involving other highly infectious or contagious diseases, could have a material adverse effect on our financial condition.
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
Governments have adopted, and we expect will continue to adopt, policies, laws, and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial, and mortgage markets that it has caused. We cannot assure you that these programs will be effective, sufficient, or otherwise have a positive impact on our business. Furthermore, such programs could also have a material adverse effect on our business. As a result of financial difficulties due to the COVID-19 pandemic, borrowers have requested, and could continue to request, forbearance or other relief with respect to their mortgage payments. In addition, across the country, moratoriums have been put in place in certain states to stop evictions and foreclosures in an effort to lessen the financial burden created by the COVID-19 pandemic, and various states have proposed or enacted regulation requiring servicers to formulate policies to assist mortgagors in need as a result of the COVID-19 pandemic. While some of these programs have been lifted or discontinued, other forbearance programs, foreclosure moratoriums or other programs or mandates may be imposed or extended, including those that will impact mortgage related assets. Moratoriums on foreclosures may significantly impair a servicer’s abilities to pursue loss mitigation strategies in a timely and effective manner, which could have a material adverse effect on our business.
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
The COVID-19 pandemic, or other future outbreaks involving other highly infectious or contagious diseases, could cause borrowers of residential mortgage loans, commercial mortgage loans, consumer loans, and corporate loans to miss payments or default on their loans. See "Residential mortgage loans, including non-QM loans, residential transition loans, and residential

NPLs, are subject to increased risks," "The commercial mortgage loans that we acquire or originate, and the mortgage loans underlying our CMBS investments, are subject to the ability of the commercial property owner to generate net income from operating the property as well as to the risks of delinquency and foreclosure," "Consumer loans are subject to delinquency and loss, which could have a negative impact on our financial results," and "Our investments in distressed debt and equity have significant risk of loss, and our efforts to protect these investments may involve large costs and may not be successful" above.
Market disruptions caused by pandemics, such as the COVID-19 pandemic, have made it more difficult, and could continue to make it more difficult, for the loan servicers we rely on to perform a variety of services for us, which may adversely impact our business and financial results.
The COVID-19 pandemic has made it more difficult, and could continue to make it more difficult, for loan servicers to perform a variety of services, which may adversely impact our business and financial results. As a result, we could be materially and adversely affected if a mortgage servicer is unable to adequately or successfully service our residential mortgage loans, commercial mortgage loans, and consumer loans or if any such servicer experiences financial distress. See "We rely on mortgage servicers for our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans that we own directly. Such loss mitigation efforts may be unsuccessful or not cost effective" above.
Our investments in loan originators could be adversely affected by the economic and market disruptions caused by pandemics, such as the COVID-19 pandemic.
We have non-controlling equity interests in certain loan originators, and we expect that our interest in Longbridge will become a controlling interest upon the completion of the purchase set forth in the Longbridge Purchase Agreement. The economic and market disruptions caused by the COVID-19 pandemic could adversely impact over the near and long term the business and results of operations of these entities, which in turn, could adversely impact our business and results of operations. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.
Market and economic disruptions caused by pandemics, such as the COVID-19 pandemic, have made it more difficult, and could in the future make it more difficult, for our Manager to determine the fair value of our investments.
Market and economic disruptions caused by the COVID-19 pandemic have made it more difficult, and could in the future make it more difficult, for our Manager, and for the providers of third-party valuations that we use, to rely on market-based inputs in connection with the valuation of our assets under U.S. GAAP. The value of our common and preferred stock and our results of operations could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon their disposal. See “Valuations of some of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time, and may differ from the values that would have been used if a ready market for these assets existed” above.
Measures intended to prevent the spread of COVID-19 have disrupted our ability to operate our business, and could continue to do so in the future.
In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, certain of Ellington's personnel, as well as the third-party service providers that provide services to us, are working remotely. If these personnel are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, office closures, ineffective remote work arrangements, or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents and cyber-attacks on us or our third-party service providers, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business, and damage to our reputation.
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
As of December 31, 2021, the Manager Group owned approximately 6.6% of our outstanding common shares and other equity interests convertible into our common shares. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition, or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks, or decrease the returns, of your investment.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on December 31, 2022, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of our outstanding common stock, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Directors that the fees payable to our Manager are not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of the fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of the average annual base management fee and the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
The declaration, amount, nature, and payment of any future dividends on shares of our common and preferred stock are at the sole discretion of our Board of Directors. It is possible that we may not be able to pay dividends or other distributions on shares of our common stock or preferred stock. Under Delaware law, cash dividends on capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to pay cash dividends on shares of our common stock and preferred stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. Further, even if an adequate surplus is available to pay cash dividends on shares of our common stock or preferred stock, we may not have sufficient cash to pay dividends on shares of our common stock or preferred stock. In addition, in order to preserve our liquidity, our Board of Directors may declare all or any portion of a dividend to be payable in stock, may delay the record date or payment date for any previously declared, but unpaid, dividend, convert a previously declared, but unpaid, cash dividend on our common stock to a dividend paid partially or completely in stock, or even revoke a declared, but unpaid, dividend.
Our ability to pay dividends may be impaired if any of the risks described in this Annual Report on Form 10-K, or any of our other periodic or current reports filed with the SEC, were to occur. In addition, payment of dividends depends upon our earnings, liquidity, financial condition, the REIT distribution requirements, our financial covenants, and other factors that our Board of Directors may deem relevant from time to time. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings or other capital will be available to us in an amount sufficient to enable us to make distributions on our shares of common stock or preferred stock, to pay our indebtedness, or to fund other liquidity needs. Our Board of Directors will continue to assess our common stock dividend rate and our preferred stock dividend payment schedule on an ongoing basis, as market conditions and our financial position continue to evolve. Our Board of Directors is under no obligation to declare any dividend distribution. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends or to increase dividends from one period to the next.
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
•restrictions on the ability of stockholders to call a special meeting without a majority of all the votes entitled to be cast at such meeting; and
•limitations on the ability of stockholders to act by written consent.
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
The U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets, our income and our earnings and profits, or "E&P" (calculated pursuant to Sections 316 and 857(d) of the Code and the regulations thereunder), the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Our ability to satisfy the asset tests depends upon the characterization and fair market values of our assets, some of which are not precisely determinable, and for which we may not obtain independent appraisals. Our compliance with the REIT income and asset tests and the accuracy of our tax reporting to stockholders also depend upon our ability to successfully manage the calculation and composition of our gross and net taxable income, our E&P and our assets on an ongoing basis. Even a technical or inadvertent mistake could jeopardize our REIT status. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Although we operated and intend to operate so as to maintain our qualification as a REIT, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of the investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.
We also own an entity that has elected to be taxed as a REIT under the U.S. federal income tax laws, or a "Subsidiary REIT." Our Subsidiary REIT is subject to the same REIT qualification requirements that are applicable to us. If our Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset and/or income tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the Subsidiary REIT has qualified as a REIT under the Code, we have joined the Subsidiary REIT in filing a "protective" TRS election under Section 856(l) of the Code for each taxable year in which we have owned an interest in the Subsidiary REIT. We cannot assure you that such "protective" TRS election would be effective to avoid adverse consequences to us. Moreover, even if the "protective" election were to be effective, the Subsidiary REIT would be subject to regular corporate income tax, dividends we receive from the Subsidiary REIT would not qualify as good income for our 75% gross income test, and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs. See "Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax," below.
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
To qualify as a REIT, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our shares of beneficial interest. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, we may choose not to make certain types of investments that we made in prior years or pursue certain strategies that we pursued in prior years, which could include certain hedges that would otherwise reduce certain investment risks, or we could make such investments or pursue such strategies in a TRS. Any domestic TRS will be subject to regular U.S. federal, state and local corporate income tax, which may reduce the cash available to be distributed to our stockholders as compared with prior years.
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
In addition, we must also ensure that each taxable year we satisfy the REIT 75% and 95% gross income tests, which require that, in general, 75% of our gross income come from certain real estate-related sources and 95% of our gross income consist of gross income that qualifies for the 75% gross income test or certain other passive income sources. As a result of the requirement that we satisfy both the REIT 75% asset test and the REIT 75% and 95% gross income tests, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such investments to a TRS, in which event they would be subject to regular corporate U.S. federal, state and local taxes assuming that the TRS is organized in the United States. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. Generally, if we fail to comply with these requirements at the end of any calendar year, we will lose our REIT qualification and may be subject to U.S. federal income tax and any applicable state and local taxes on all of our income.
Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.
To qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined excluding any net capital gains and without regard to the deduction for dividends paid. Distributions of our taxable income must generally occur in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and if paid with or before the first regular dividend payment after such declaration. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:
•85% of our REIT ordinary income for that year;
•95% of our REIT capital gain net income for that year; and
•any undistributed taxable income from prior years.
We intend to distribute our taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid the corporate income tax. These distributions will limit our ability to retain earnings and thereby replenish or increase capital from operations. However, there is no requirement that TRSs distribute their after-tax net income to their parent REIT.
Our taxable income may substantially exceed our net income as determined based on GAAP, because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. Our Operating Partnership and certain of its subsidiaries have made an election under Section 475(f) of the Code to mark their securities to market, which may cause us to recognize taxable gains for a taxable year with respect to such securities without the receipt of any cash corresponding to such gains. Additionally, E&P in our foreign TRSs are taxable to us, regardless of whether such earnings are distributed. Losses in our TRSs will not reduce our taxable income, and will generally not provide any tax benefit to us, except for being carried forward against future TRS taxable income in the case of a domestic

TRS. Also, our ability, or the ability of our subsidiaries, to deduct interest may be limited under Section 163(j) of the Code. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, or we may modify assets in a way that produces taxable income prior to or in excess of economic income. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. To the extent that we generate such non-cash taxable income in a taxable year or have limitations on our deductions, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year. In that event, we may be required to use cash reserves, incur debt, sell assets, make taxable distributions of our shares or debt securities or liquidate non-cash assets at rates, at terms or at times that we regard as unfavorable, in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.
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
We purchase and sell Agency RMBS through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the REIT 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property or other qualifying income for purposes of the REIT 75% gross income test, we treat the GAAP value of our TBAs under which we contract to purchase to-be-announced Agency RMBS ("long TBAs") as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our long TBAs as qualifying income for purposes of the REIT 75% gross income test, based on an opinion of Hunton Andrews Kurth LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a long TBA should be treated as ownership of real estate assets, and (ii) for purposes of the REIT 75% gross income test, any gain recognized by us in connection with the settlement of our long TBAs should be treated as gain from the sale or disposition of an interest in mortgages on real property. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of counsel is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of counsel, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code substantially limit our ability to hedge. Under these provisions, any income that we generate from transactions intended to hedge our interest rate or foreign currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of foreign currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. The requirements in the Treasury Regulations related to identifying hedging transactions are highly technical and complex for which only limited judicial and administrative authorities exist, and the IRS could disagree with and successfully challenge our treatment and identifications of such hedging transactions. Income from hedging transactions that are not properly identified or hedge different risks will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests and could cause us to fail to maintain our qualification as a REIT. Our aggregate gross income from such transactions, along with other gross income that does not qualify for the 95% gross income test, cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques, and we have implemented and may in the future implement certain hedges through a TRS. Any hedging income earned by a domestic TRS would be subject to U.S. federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate changes or other changes than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future TRS taxable income in the case of a domestic TRS. Even if the income from certain of our hedging transactions is excluded from gross income for purposes of the REIT 75% and 95% gross income tests, such income and any loss will be taken into account in determining our REIT taxable income and our distribution requirement. If the IRS disagrees with our calculation of the amount or timing of recognition of gain or loss with respect to our hedging transactions, including the impact of our elections under Section 475(f) of the Code and the treatment of hedging expense and losses under Section 163(j) of the Code and Treasury Regulation Section 1.446-4, our distribution requirement could increase, which could require that we correct any shortfall in distributions by paying deficiency dividends to our stockholders in a later year.
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
We generally structure our foreign TRSs with the intent that their income and operations will not be subject to U.S. federal, state and local income tax. For example, the Internal Revenue Code and the Treasury Regulations promulgated thereunder specifically provide that a non-U.S. corporation is not a U.S. trade or business and therefore is not subject to U.S. federal income tax if it restricts its activities in the United States to trading in stock and securities (or any activity closely related thereto) for its own account irrespective of whether such trading (or such other activity) is conducted by such a non-U.S. corporation or its employees through a resident broker, commission agent, custodian or other agent. However, there is no assurance that our foreign TRSs will successfully operate so that they are not subject to federal, state and local income tax. If the IRS successfully challenged that tax treatment, it would reduce the amount that those foreign TRSs would have available to distribute to us. E&P in our foreign TRSs, including gains from securities marked to market for tax purposes, are taxable to us, and are not qualifying income for the purposes of the REIT 75% gross income tests, regardless of whether such earnings are distributed to us. In addition, losses in our foreign TRSs generally will not provide any tax benefit prior to liquidation.
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
Qualified dividend income payable to U.S. investors that are individuals, trusts, and estates is subject to the reduced maximum tax rate applicable to long-term capital gains. Common and preferred dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Rather, for taxable years beginning prior to January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including "qualified REIT dividends" (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations. To qualify for this deduction, the shareholder receiving such dividend must hold the dividend-paying REIT shares for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the shares become ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. However, even if a domestic shareholder qualifies for this deduction, the effective rate for such REIT dividends still remains higher than the top marginal rate applicable to “qualified dividend income” received by U.S. individuals. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduction in the corporate tax rate under the TCJA could cause investors who are taxed at individual rates and regulated investment companies to perceive investments in the stocks of REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the stock of REITs, including our common stock.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. Changes to the tax laws, with or without retroactive application, could significantly and negatively affect our stockholders or us. Several recent proposals have been made that would make substantial changes to the U.S. federal income tax laws. We cannot predict the long-term effect of any future changes on REITs or assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
Our recognition of "phantom" income may reduce a stockholder's after-tax return on an investment in our common stock.
We may recognize phantom income, which is taxable income in excess of our economic income, in the earlier years that we hold certain investments or in the year that we modify certain loan investments, and we may only experience an offsetting excess of economic income over our taxable income in later years, if at all. As a result, stockholders at times may be required to pay U.S. federal income tax on distributions taxable as dividends that economically represent a return of capital rather than a dividend. Taking into account the time value of money, this acceleration or increase of U.S. federal income tax liabilities may reduce a stockholder's after-tax return on his or her investment to an amount less than the after-tax return on an investment with an identical before-tax rate of return that did not generate phantom income.
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
A REIT's net income from prohibited transactions is subject to a 100% tax with no offset for losses. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we dispose of or securitize mortgage loans or MBS in a manner that was treated as dealer activity for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales or securitization structures, even though the transactions might otherwise be beneficial to us. Alternatively, in order to avoid the prohibited transactions tax, we may choose to implement certain transactions through a TRS, including by contributing or selling the assets to a TRS.
Although we expect to avoid the prohibited transactions tax by conducting the sale of property that may be characterized as dealer property through a TRS, such TRS will be subject to federal, state and local corporate income tax and may incur a significant tax liability as a result of those sales conducted through the TRS. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can satisfy certain safe-harbor provisions of the Code that would prevent such treatment. Moreover, no assurance can be given that the IRS will respect the transaction by which property that may be characterized as dealer property is contributed to the TRS. If any property sold is treated as property held for sale to customers or if the contribution of property is not respected, then we may be treated as having engaged in a prohibited transaction, and our net income therefrom would be subject to a 100% tax.
Our Operating Partnership and certain other subsidiaries have made a mark-to-market election under Section 475(f) of the Code. If the IRS challenges our application of that election, it may jeopardize our REIT qualification.
Our Operating Partnership, our subsidiary REIT and certain other subsidiaries have made elections under Section 475(f) of the Code to mark their securities to market. There are limited authorities under Section 475(f) of the Code as to what constitutes a trader for U.S. federal income tax purposes. Under other sections of the Code, the status of a trader in securities depends on all of the facts and circumstances, including the nature of the income derived from the taxpayer's activities, the frequency, extent and regularity of the taxpayer's securities transactions, and the taxpayer's investment intent. There can be no assurance that our Operating Partnership and these subsidiaries will continue to qualify as a trader in securities eligible to make the mark-to-market election. We have not received, nor are we seeking, an opinion from counsel or a ruling from the IRS regarding our or our subsidiaries' qualification as a trader. If the qualification for, or our application of, the mark-to-market election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective) changes in the amount or timing of gross income we recognize. Furthermore, the law is unclear as to the treatment of mark-to-market gains and losses under the various REIT tax rules, including, among others, the prohibited transaction and qualified liability hedging rules. While there is limited analogous authority, we treat any mark-to-market gains as qualifying income for purposes of the 75% gross income test to the extent that the gain is recognized with respect to a qualifying real estate asset, based on an opinion of Hunton Andrews Kurth LLP substantially to the effect that any such gains recognized with respect to assets that would produce qualifying income for purposes of the 75% and/or 95% gross income test, as applicable, if they were actually sold should be treated as qualifying income to the same extent for purposes of the 75% and/or 95% gross income test, as applicable, and any such gains should not be subject to the prohibited transaction tax. If the IRS were to successfully treat our mark-to-market gains as subject to the prohibited transaction tax or to successfully challenge the treatment or timing of recognition of our mark-to-market gains or losses with respect to our qualified liability hedges, we could owe material federal income or penalty tax or, in some circumstances, even fail to qualify as a REIT. Finally, mark-to-market gains and losses could cause volatility in the amount of our taxable income. For instance, the mark-to-market election could generate losses in one taxable year that we are unable to use to offset taxable income, followed by mark-to-market gains in a subsequent taxable year that force us to make additional distributions to our stockholders. Hence, the mark-to-market gains and losses could cause us to distribute more dividends to our stockholders in a particular period than would otherwise be desirable from a business perspective.

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
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce income which qualifies under the REIT 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax. Additionally, counsel is generally under no obligation to update any such opinions after they are issued. Hence, subsequent changes to the purchased securities or in the applicable law may cause such opinions to become inaccurate or outdated despite being accurate when issued and may also adversely affect our REIT qualification and result in significant corporate-level tax.
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
Climate change has the potential to impact the properties underlying our investments.
Currently, it is not possible to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions will impact the properties underlying our investments. However, any such future laws and regulations imposing reporting obligations, limitations on greenhouse gas emissions, or additional taxation of energy use could require the owners of properties to make significant expenditures to attain and maintain compliance. Any new legislative or regulatory initiatives related to climate change could adversely affect our business.
The physical impact of climate change could also have a material adverse effect on the properties underlying our investments. Physical effects of climate change such as increases in temperature, sea levels, the severity of weather events and the frequency of natural disasters, such as hurricanes, tropical storms, tornadoes, wildfires, floods and earthquakes, among other effects, could damage the properties underlying our investments. The costs of remediating or repairing such damage, or of investments made in advance of such weather events to minimize potential damage, could be considerable. Additionally, such actual or threatened climate change related damage could increase the cost of, or make unavailable, insurance on favorable terms on the properties underlying our investments. Such repair, remediation or insurance expenses could reduce the net operating income of the properties underlying our investments which may in turn adversely affect us.
We are subject to risks related to corporate social responsibility.
Our business faces public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our reputation if we or affiliates of our Manager are viewed as failing to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Investors are increasingly taking into account ESG factors in determining whether to invest in companies. Adverse incidents with respect to ESG activities could impact the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new legislative or regulatory initiatives related to ESG could adversely affect our business.
We are largely dependent on external sources of capital in order to grow.
In order to qualify as a REIT, we generally will have to distribute to our stockholders 90% of our REIT taxable income. As with other mortgage REITs, the vast majority of our income is expected to constitute REIT taxable income, and therefore we expect to have to distribute, and not retain, the vast majority of our income. As a result, any material growth in our equity capital base must largely be funded by external sources of capital. Our access to external capital will depend upon a number of factors, including the market price of our common and preferred stock, the market’s perception of our financial condition and potential future earnings, and general market conditions.
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
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Part I, Item 1A. Risk Factors—General Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed on the NYSE under the symbol "EFC" since October 8, 2010.
Holders of Our Common Stock
Based upon a review of a securities position listing as of February 18, 2022, we had an aggregate of 135 holders of record and holders of our common stock who are nominees for an undetermined number of beneficial owners.
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
Unregistered Sales of Equity Securities
On November 12, 2021, we issued 28,453 shares of our common stock to our Manager for payment of 10% of the incentive fee incurred. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(a)(2) of the Securities Act.
Additionally on November 12, 2021, we issued 1,025 common shares in exchange for limited liability company interests ("OP LTIP Units") held by a member of the Manager Group. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(a)(2) of the Securities Act.
On November 16, 2021, we issued 1,024 common shares in exchange for OP LTIP Units held by a member of the Manager Group. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(a)(2) of the Securities Act.
Pursuant to our 2017 Plan, on December 16, 2021, we granted 35,490 OP LTIP Units to certain of our partially dedicated employees. The OP LTIP Units are subject to forfeiture restrictions that will lapse with respect to 19,701 of the OP LTIP Units on December 16, 2022 and 15,789 of the OP LTIP Units on December 16, 2023. Once vested, the OP LTIP Units may be converted at the election of the holder, or at any time at our election, into OP Units on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of our common stock or, at our election, for the cash value of such shares of our common stock. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
None.

Performance
This performance graph is furnished and shall not be deemed filed with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.
The following graph provides a comparison of the cumulative total return on our common shares to the cumulative total return on the Standard & Poor's 500 Composite Stock Price Index, or the "S&P 500," and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index, or the "FTSE NAREIT MREIT." The comparison is for the period from December 31, 2016 to December 31, 2021, and assumes in each case, a $100 investment on December 31, 2016 and the reinvestment of dividends.

$250
$225
$200
$175
$150
$125
$100
$75
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Ellington Financial Inc.
S&P 500
FTSE NAREIT MREIT

The actual cumulative total returns shown on the graph above are as follows:

	December 31,
	2016	2017	2018	2019	2020	2021
Ellington Financial Inc.	$100.00	$104.35	$122.40	$162.10	$146.16	$184.66
S&P 500	$100.00	$121.82	$116.47	$154.46	$182.86	$235.30
FTSE NAREIT MREIT	$100.00	$119.75	$116.61	$141.41	$115.09	$133.00
The performance information above has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We invest in a diverse array of real-estate-related and other financial assets, including residential and commercial mortgage loans, residential mortgage-backed securities, or "RMBS," commercial mortgage-backed securities, or "CMBS," consumer loans and asset-backed securities, or "ABS," including ABS backed by consumer loans, collateralized loan obligations, or "CLOs," non-mortgage- and mortgage-related derivatives, equity investments in loan origination companies, and other strategic investments. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 27-year history of investing in the Agency and credit markets.
We conduct all of our operations and business activities through the Operating Partnership. As of December 31, 2021, we have an ownership interest of approximately 99.0% in the Operating Partnership. The remaining ownership interest of approximately 1.0% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest.
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
Through December 31, 2021, our credit portfolio, which includes all of our investments other than RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through December 31, 2021, we financed the vast majority of our Agency RMBS assets, and a portion of our credit assets, through repurchase agreements, which we sometimes refer to as "repos," which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of repos. In addition to financing assets through repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. We have also obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans. Additionally, we have issued unsecured long-term debt.

As of December 31, 2021, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet) were $3.6 billion, of which approximately 46%, or $1.6 billion, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our credit portfolio.
As of December 31, 2021, we also had $86.0 million outstanding of unsecured long-term debt, maturing in September of 2022, or the "Senior Notes." The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. The indenture governing the Senior Notes contains a number of covenants, including several financial covenants. The Senior Notes are currently rated "A" by Egan-Jones Rating Company1. See Note 11 of the notes to our consolidated financial statements for further detail on the Senior Notes.
As of December 31, 2021, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $18.39. Our debt-to-equity ratio was 2.7:1 as of December 31, 2021. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales. Our recourse debt-to-equity ratio was 2.0:1 as of December 31, 2021. Adjusted for unsettled purchases and sales, our debt-to-equity ratio and recourse debt-to-equity ratio were 2.8:1 and 2.0:1, respectively, as of December 31, 2021.
On July 9, 2021, we completed a follow-on offering of 6,000,000 shares of our common stock. On July 29, 2021, we issued an additional 303,000 shares of common stock pursuant to the exercise of the underwriters' option. The issuance and sale of the 6,303,000 shares of common stock generated net proceeds, after underwriters' discounts and commissions and offering costs, of $113.1 million.
On August 6, 2021, we commenced an "at-the-market" offering for shares of our common stock, or the "Common ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to 10.0 million shares of common stock from time to time. From the commencement of the Common ATM Program through December 31, 2021, we issued 1,549,900 shares of common stock under the Common ATM Program which provided $28.2 million of net proceeds after $0.4 million of agent commissions and offering costs.
On October 15, 2021, we completed a follow-on offering of 5,750,000 shares of our common stock, including 750,000 shares of common stock issued pursuant to the exercise of the underwriters' option. The issuance and sale of the 5,750,000 shares of common stock generated net proceeds, after underwriters' discounts and commissions and offering costs, of $103.5 million.
On December 13, 2021, we issued 4,800,000 shares of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock"), of which 400,000 shares were issued pursuant to the exercise of the underwriters' over-allotment option. The issuance and sale of the 4,800,000 shares of Series B Preferred Stock resulted in total net proceeds to us of approximately $115.9 million, after underwriters' discounts and offering costs. Our preferred stock is rated "A-" by Egan-Jones Rating Company1.
On January 20, 2022, we commenced an "at-the-market" offering for our preferred stock, or the "Preferred ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. From commencement of the Preferred ATM Program through February 25, 2022, we have issued 20,421 shares of Series B Preferred Stock, which provided $0.5 million of net proceeds after $11 thousand of commissions and offering costs.
On February 18, 2022, we entered into an agreement with Home Point Capital Inc. ("Home Point") to purchase Home Point's 49.6% ownership interest in Longbridge Financial, LLC ("Longbridge"), a reverse mortgage originator in which we also held a 49.6% ownership interest as of December 31, 2021. The consummation of this transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the second quarter of 2022. Upon closing of the transaction, we will own substantially all of the equity interests in Longbridge, which will result in the consolidation of Longbridge's financial results in our financial statements following the closing.
1 A rating is not a recommendation to buy, sell or hold securities. Ratings may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

The consolidation of Longbridge, into the financial statements of the Company will impact the Company's financial position, financial reporting, and operations. As of December 31, 2021, Longbridge had total assets of $6.7 billion and total liabilities of $6.6 billion. See Exhibit 99.1 to this Annual Report on Form 10-K for Longbridge's financial statements as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020, and 2019. In addition to the effect on the Company's financial position and operations as a result of consolidation, management anticipates a number of changes to the Company's financial reporting including reporting more than one segment, new asset classes and products such as reverse mortgage loans and MSRs, inclusion of goodwill as a result of the acquisition, and general disclosures related to operating businesses.
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

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs"; and

CLOs	.	Retained tranches from CLO securitizations, including participating in the accumulation of the underlying assets for such securitization by providing capital to the vehicle accumulating assets; and
	.	Other CLO debt and equity tranches.

CMBS and Commercial Mortgage Loans	.	CMBS; and
	.	Commercial mortgage loans and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS, including ABS backed by consumer loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Mortgage-Related Derivatives	.	To-Be-Announced mortgage pass-through certificates, or "TBAs";
	.	Credit default swaps, or "CDS," on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, non-QM, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by mortgages on single-family-rental properties;
	.	RMBS backed by first lien and second lien mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters;
	.	Collateralized debt obligations, or "CDOs";
	.	RMBS backed by European residential mortgages, or "European RMBS"; and
	.	Retained tranches from securitizations in which we have participated.

Asset Class		Principal Assets
(continued)
Residential Mortgage Loans	.	Non-QM loans;
	.	Residential "transition loans," such as residential bridge loans and residential "fix-and-flip" loans;
	.	Residential non-performing mortgage loans, or "NPLs";
Re-performing loans, or "RPLs," which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount; and
	.	Retained tranches from securitizations to which we have contributed assets.

Strategic Investments in Loan Originators	.	Strategic equity and/or debt investments in loan originators and mortgage-related entities;

Other	.	Real estate, including commercial and residential real property;
	.	Strategic equity and/or debt investments in entities related to our business;
	.	Corporate debt and equity securities and corporate loans;
	.	Mortgage servicing rights, or "MSRs";
	.	Credit risk transfer securities, or "CRTs"; and
	.	Other non-mortgage-related derivatives.
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
Commercial Mortgage Loans and Other Commercial Real Estate Debt
We acquire commercial mortgage loans, which are loans secured by liens on commercial properties, including hotel, industrial, mixed-use, multi-family, office and retail properties. Loans may be fixed or floating rate and will generally have maturities ranging from one to ten years. We typically acquire first lien loans but may also acquire subordinated loans. As of December 31, 2021, all of our commercial mortgage loans were first lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions. Some of the commercial mortgage loans that we acquire may be non-performing, underperforming, or otherwise distressed; these loans are typically acquired at a discount both to their unpaid principal balances and to the value of the underlying real estate.
We also participate in the origination of "bridge" loans, which have shorter terms and higher interest rates than more traditional commercial mortgage loans. Bridge loans are typically secured by properties in transition, where the borrower is in the process of either re-developing or stabilizing operations at the property. Property types securing these loans may include hotel, industrial, mixed-use, multi-family, office, and retail.
Within both our loan acquisition and loan origination strategies, we generally focus on smaller balance loans and/or loan packages that are less-competitively-bid. These loans typically have balances that are less than $30 million, and are secured by real estate and, in some cases, a personal guarantee from the borrower.
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
Strategic Equity Investments in Loan Originators
We have made, and in the future may make additional, equity investments in loan originators and other related entities; historically, our investments have represented non-controlling interests, although we are not restricted from holding controlling interests in such entities. We have also acquired debt investments and/or warrants in certain of these loan originators. We have also entered into various other arrangements, such as entering into flow agreements or providing guarantees or financing lines, with certain of the loan originators in which we have invested.
On February 18, 2022, we entered into an agreement with Home Point to purchase Home Point's 49.6% ownership interest in Longbridge. The consummation of this transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the second quarter of 2022. Upon closing of the transaction, we will own substantially all of the equity interests in Longbridge, which will result in the consolidation of Longbridge's financial results in our financial statements following the closing. See Exhibit 99.1 to this Annual Report on Form 10-K for Longbridge's financial statements as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020, and 2019.
Other Investment Assets
Our other investment assets include real estate, including residential and commercial real property, strategic equity and/or debt investments in entities related to our business, corporate debt and equity securities, corporate loans, which can include litigation finance loans, CRTs, and other non-mortgage-related derivatives. We do not typically purchase real property directly; rather, our real estate ownership usually results from foreclosure activity with respect to our acquired residential and commercial loans. We have not yet acquired mortgage servicing rights directly, but we may do so in the future.
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
•futures and forward contracts; and
•options on any of the foregoing.
Because fluctuations in short-term interest rates may expose us to fluctuations in the spread between the interest we earn on certain of our investments and the interest we pay on certain of our borrowings, we may seek to manage such exposure by entering into short positions in interest rate swaps. An interest rate swap is an agreement to exchange interest rate cash flows, calculated on a notional principal amount, at specified payment dates during the life of the agreement. Typically, one party pays a fixed interest rate and receives a floating interest rate and the other party pays a floating interest rate and receives a fixed interest rate. Each party's payment obligation is computed using a different interest rate. In an interest rate swap, the notional principal is generally not exchanged. We generally enter into these transactions to offset the potential adverse effects of rising interest rates on short-term repurchase agreements. Our repurchase agreements generally have maturities of up to 364 days and carry interest rates that are determined by reference to a benchmark rate such as LIBOR or the Secured Overnight Financing Rate, or "SOFR." As each then-existing fixed-rate repo borrowing matures, it will generally be replaced with a new fixed-rate repo borrowing based on market interest rates established at that future date.
In the case of interest rate swaps, most of our agreements are structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is generally calculated based on various reset mechanisms for a benchmark rate such as LIBOR or SOFR. To the extent that the benchmark rates used to calculate the payments we receive on our interest rate swaps continue to be highly correlated with our repo borrowing costs, our interest rate swap contracts should help to reduce the variability of our overall repo borrowing costs, thus reducing risk to the extent we hold fixed-rate assets that are financed with repo borrowings. While for the time being the majority of our interest rate swaps are LIBOR-based interest rate swap contracts, we have entered into interest rate swap contracts based on other benchmark rates, such as SOFR.
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

Trends and Recent Market Developments
Market Overview
•In 2021, the U.S. Federal Reserve, or the "Federal Reserve," maintained the target range of 0.00%—0.25% throughout the year, and for the first ten months of the year, it directed the Open Market Desk to increase its holdings of U.S. Treasury securities by $80 billion per month, and of Agency RMBS by $40 billion per month. This activity reflected a continuation of the Federal Reserve's response in 2020 to the negative economic effects caused by the COVID-19 pandemic when the Federal Reserve lowered the target range for the federal funds rate to 0.00%—0.25% from 1.50%—1.75%, committed to purchase U.S. Treasury securities and Agency MBS without explicit limits on the amounts purchased, and also announced several funding and liquidity programs.
At the end of the first quarter of 2021, the U.S. Congress passed the American Rescue Plan Act of 2021, which provided for an additional $1.9 trillion of COVID-related stimulus and economic aid. Additionally, in July, the Federal Reserve announced the establishment of a standing repurchase agreement facility to support financing markets.
At its November 2021 meeting, citing “the substantial further progress the economy has made,” the Federal Reserve announced a tapering schedule for its asset purchases, beginning with a reduction of its monthly net asset purchases by $10 billion for U.S. Treasury securities and by $5 billion for Agency RMBS in November; by an additional $10 billion for U.S. Treasury securities and $5 billion for Agency RMBS in December; and with an increasing pace of tapering anticipated in subsequent months, until incremental monthly net purchases reach zero. The Federal Reserve also noted that it expected elevated inflation to be “transitory.”
At its final meeting of the year, in December, “in light of inflation developments and the further improvement in the labor market,” the Federal Reserve announced that it would further accelerate the tapering of its asset purchases. Beginning in January 2022, it would reduce the monthly pace of net asset purchases by an additional $20 billion per month for U.S. Treasury securities and $10 billion per month for Agency RMBS, with an increasing pace of tapering in subsequent months, until incremental monthly net purchases reach zero. In addition, given the persistently high rate of inflation, the Federal Reserve shifted to a more hawkish position on interest rates, signaling that multiple increases of the target range for the federal funds rate could be imminent, and also that it could begin to reduce the size of the Federal Reserve’s balance sheet soon (as opposed to tapering net purchases to zero, but still maintaining the size of its balance sheet).
In December 2021, US consumer prices increased by 7% year-over-year, which was the fastest pace in nearly four decades. In a congressional hearing in January 2022, the Chairman of the Federal Reserve, Jerome Powell, discussed his focus on inflation and stated, “If we have to raise interest rates more over time, we will. The economy no longer needs or wants the very highly accommodative policies we have had in place.”
•During the first quarter of 2021, long-term interest rates rose significantly and the U.S. Treasury yield curve steepened, with the 10-year U.S. Treasury yield increasing 83 basis points to finish the quarter at 1.74%, and the 2-year U.S. Treasury yield up just 4 basis points to 0.16%. The yield spread between the 2-year and 10-year U.S. Treasury increased to 158 basis points, which was its widest level since 2015. Interest rate volatility also increased in the quarter, with the MOVE Index, which measures U.S. interest rate volatility, reaching a 10-month high in February.
In the second quarter, long-term interest rates reversed course, with the 10-year U.S. Treasury yield falling 27 basis points to 1.47%, while the 2-year U.S. Treasury yield increased 9 basis points to 0.25%. The yield spread between the 2-year and 10-year U.S. Treasury decreased to 122 basis points at June 30th, but was still meaningfully higher than the 79 basis point spread at the start of the year. Interest rate volatility subsided for most of the quarter, before increasing modestly during the second half of June.
In the third quarter, interest rates declined in July, before reversing course and rising in August and September. For the quarter, the 10-year U.S. Treasury yield rose 2 basis points to 1.49%, while the 2-year U.S. Treasury yield increased 3 basis points to 0.28%, and the yield spread between the 2-year and 10-year U.S. Treasury was essentially unchanged. Interest rate volatility remained relatively elevated for much of the third quarter.
During the fourth quarter, short-term interest rates spiked, the yield curve flattened significantly, and interest rate volatility rose, as the market reacted to imminent Fed tapering, potential upcoming interest rate increases, and consistently strong inflation reports. The 2-year U.S. Treasury yield increased 46 basis points to 0.73%, its highest level since early March 2020, while the 10-year U.S. Treasury yield rose just 2 basis points to 1.51%. The spread between the 2-year and 10-year U.S. Treasury narrowed to 78 basis points, back to about where it started the year. Meanwhile, the MOVE Index reached its high for the year in November.
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
In the second quarter, however, mortgage rates declined as long-term interest rates fell. The Freddie Mac survey 30-year mortgage rate decreased to 2.98% as of June 30th, while refinancing applications continued to decline. The Mortgage Bankers Association's Refinance Index decreased another 9% between April 2nd and July 2nd. Overall Fannie Mae 30-year MBS prepayments declined from a CPR of 35.4 in March to 27.8 in April and 23.4 in May, before increasing moderately to 24.6 in June.
Mortgage rates also declined in July before reversing course and rising in August and September, in sympathy with long-term interest rates. For the third quarter, the Freddie Mac survey 30-year mortgage rate increased by 3 basis points to 3.01%. Refinancing applications rose modestly during the quarter, with the Mortgage Bankers Association's Refinance Index increasing by 9% between July 2nd and October 1st. Overall Fannie Mae 30-year MBS prepayments decreased from a CPR of 24.6 in June 2021 to 22.2 in July, before returning to 24.6 in August and declining slightly to 24.1 in September.
Mortgage rates continued to rise in the fourth quarter as the Freddie Mac survey 30-year mortgage rate increased another 10 basis points to finish the year at 3.11%. Refinancing applications declined during the fourth quarter, with the Mortgage Bankers Association’s Refinance Index falling 29% between September 3rd and December 31st. Overall Fannie Mae 30-year MBS prepayments continued to fall throughout the quarter, declining to 22.2 in October, 20.2 in November, and 18.7 in December.
•LIBOR rates declined modestly during the first nine months of 2021. Between December 31, 2020 and September 30, 2021, one-month LIBOR declined 6 basis points to 0.08%, and three-month LIBOR fell 11 basis points to 0.13%. In the fourth quarter, LIBOR ticked up slightly, with one-month LIBOR increasing 2 basis points to 0.10% and three-month LIBOR up by 8 basis points to 0.21%.
•U.S. real GDP increased at an annualized rate of 6.3% in the first quarter and 6.7% in the second quarter, before slowing to 2.3% in the third quarter, but accelerating again to an estimated annualized rate of 6.9% in the fourth quarter.
•Positive economic activity drove steady growth in U.S. employment in each quarter of 2021. The unemployment rate dropped from 6.7% at the end of 2020, to 6.0% on March 31st, 5.9% on June 30th, 4.8% on September 30th, and 3.9% at year end.
•Driven by the economic recovery and strong employment, forbearance rates on residential mortgages steadily declined throughout 2021. According to the Mortgage Bankers Association, the total forbearance rate decreased from 5.5% as of January 3rd, to 4.9% on March 28th, 3.9% on June 27th, 2.9% on September 26th, and 1.4% on December 31st.
•In the first quarter, the Bloomberg Barclays U.S. MBS Index (“BB MBS Index”) generated a negative return of (1.10%), driven by rising interest rates, but a positive excess return (on a duration-adjusted basis) of 0.15% relative to the Bloomberg Barclays U.S. Treasury Index. In the second quarter, long-term interest rates declined and the BB MBS Index generated a positive return of 0.33%, but a negative excess return of (0.60%). After generating a modest return and positive excess return in the third quarter, the BB MBS Index generated a negative return of (0.37%) and a negative excess return of (0.26%) in the fourth quarter, as volatility increased and short-term Treasury yields spiked. For the full year 2021, the BB MBS Index generated a negative return of (1.04%), and a negative excess return of (0.68%).
•In the first quarter, the Bloomberg Barclays U.S. Corporate Bond Index (“BB IG Index”) generated a negative return of (4.65%), but an excess return of 0.95%, and in the second quarter, a positive return of 3.38% and positive excess return of 1.09%. In the third quarter, the BB IG Index generated a breakeven return and had a negative excess return of (0.15%), and in the fourth quarter, it generated a positive return of 0.23% but a negative excess return of (0.28%). For the full year 2021, the BB IG Index generated a negative return of (1.04%), but an excess return of 1.61%. Meanwhile, the Bloomberg Barclays U.S. Corporate High Yield Bond Index (“BB HY Index”) generated positive returns and positive excess returns in each quarter of 2021. For the year, the BB HY Index generated a gain of 5.28% and an excess return of 6.63%.
•U.S. equities performed well in 2021, driven by the ongoing economic and employment recovery, continued monetary and fiscal policy support, the development and distribution of vaccines, and other positive factors, which outweighed negative factors including supply-chain challenges, uncertainty about the path of the virus, concerns about the quickening pace of inflation, rising interest rates, and the actual and anticipated removal of stimulus measures.

For the year, the S&P 500 rose 26.9%, the Dow Jones Industrial Average increased 18.7%, and the NASDAQ rose 21.4%. Meanwhile, London's FTSE 100 index increased 14.3% and the MSCI World global equity index increased 20.1%.
The VIX volatility index remained relatively low during 2021, as compared to the months surrounding the onset of the pandemic in early 2020, although it did spike toward the end of the fourth quarter in response to the spread of a new COVID variant and a hawkish shift from the Federal Reserve.
Portfolio Overview and Outlook
The following tables summarize our investment portfolio as of December 31, 2021 and 2020.
Credit Portfolio(1)

	December 31, 2021		December 31, 2020
($ in thousands)	Fair Value	% of Total Long Credit Portfolio	Fair Value	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$60,903	2.0%	$181,229	8.3%
CMBS	25,643	0.8%	117,652	5.4%
Commercial Mortgage Loans and REO(4)(5)	387,165	12.8%	269,287	12.4%
Consumer Loans and ABS backed by Consumer Loans(2)	153,124	5.1%	112,077	5.1%
Corporate Debt and Equity and Corporate Loans	20,128	0.7%	12,606	0.6%
Debt and Equity Investments in Loan Origination Entities(3)	141,315	4.7%	79,536	3.7%
Non-Agency RMBS	191,728	6.3%	154,492	7.1%
Residential Mortgage Loans and REO(4)	2,017,219	66.6%	1,188,731	54.7%
Non-Dollar Denominated:
CLOs(2)	3,092	0.1%	6,108	0.3%
Consumer Loans and ABS backed by Consumer loans	213	—%	306	—%
Corporate Debt and Equity	13	—%	28	—%
RMBS(6)	25,846	0.9%	51,388	2.4%
Total Long Credit Portfolio	$3,026,389	100.0%	$2,173,440	100.0%
Less: Non-retained Tranches of Consolidated Securitization Trusts	961,495		739,670
Total Long Credit Portfolio excluding Non-retained Tranches of Consolidated Securitization Trusts	$2,064,894		$1,433,770
(1)This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, or other hedge positions.
(2)Includes equity investments in securitization-related vehicles.
(3)Includes a corporate loan to a loan origination entity in which we hold an equity investment.
(4)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
(5)Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.
(6)Includes an investment in an unconsolidated entity holding European RMBS.
Agency RMBS Portfolio

	December 31, 2021		December 31, 2020
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$1,600,862	94.3%	$807,704	84.2%
Floating Rate	9,456	0.6%	6,454	0.7%
Reverse Mortgages	53,010	3.1%	97,629	10.2%
IOs	33,288	2.0%	47,656	4.9%
Total Long Agency RMBS	$1,696,616	100.0%	$959,443	100.0%

Our total long credit portfolio, excluding non-retained tranches of consolidated securitization trusts, grew by 44% during the year, to $2.065 billion as of December 31, 2021, from $1.434 billion as of December 31, 2020, as we deployed proceeds from our common and preferred equity offerings completed in the second half of the year. The majority of the growth occurred in the non-QM, residential transition, and small balance commercial mortgage loan strategies. In addition, our investments in loan origination entities increased, driven by the appreciation in the fair value of our existing investments and the addition of five new equity stakes over the course of the year. Our holdings of consumer loans and non-Agency RMBS also grew during the year. These increases were partially offset by three non-QM loan securitizations completed during the year, loan payoffs and resolutions, and opportunistic sales of CLOs and CMBS.
Our long Agency RMBS portfolio also increased significantly during the year, by 77% to $1.697 billion as of December 31, 2021, from $959.4 million as of December 31, 2020, as we ramped the Agency portfolio back up following a significant reduction in the prior year. During March and April of 2020, in light of the heightened levels of market volatility and systemic liquidity risk associated with the outbreak of the COVID-19 pandemic, we had strategically reduced the size of our Agency portfolio significantly, in order to lower our leverage, enhance our liquidity position, and avoid forced asset sales. Over the course of 2020, our total long Agency RMBS portfolio decreased by 50%, from $1.937 billion as of December 31, 2019.
As of December 31, 2021, we had cash and cash equivalents of $92.7 million, along with unencumbered assets of $808.1 million. These amounts compared to cash and cash equivalents of $111.6 million, and unencumbered assets of $442.5 million, as of December 31, 2020.
Credit Portfolio Performance Summary
Our credit portfolio performed well in 2021, driven by higher net interest income year over year, net realized and unrealized gains, and strong results from the loan originators in which we hold strategic equity investments.
The increase in net interest income was driven by the growth and strong credit performance of our proprietary loan portfolios, specifically non-QM loans, residential transition loans, small balance commercial mortgage loans, and consumer loans, as well as by lower financing costs. We also benefited from the results in our CMBS and CLO strategies, which drove our net realized and unrealized gains.
The appreciation in the fair value of our equity investments in loan originators was primarily driven by the sustained strong performance of LendSure Mortgage Corp., a non-QM originator, and of Longbridge. LendSure posted record profitability and origination volume in 2021, while Longbridge increased its market share and delivered strong earnings as well.
Supplemental Credit Portfolio Information
The table below details certain information regarding our investments in commercial mortgage loans as of December 31, 2021:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment(3)(4)	$458,591	$(1,071)	$457,520	$1,168	$(329)	$458,359	6.80%	6.73%	1.38
(1)Excludes commercial mortgage loans in non-accrual status, with a fair value of $15.5 million.
(2)Expected average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(3)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
(4)As of December 31, 2021 all of our commercial mortgage loans were first lien mortgages, of which 99.8% have floating rates with a rate floor.

The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of December 31, 2021:

Property Type	December 31, 2021
Multifamily(1)	64.9%
Hotel	9.5%
Industrial(1)	9.4%
Retail	3.6%
Mixed Use	1.9%
Other(1)	10.7%
100.0%
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of December 31, 2021:

Property Location by U.S. State	December 31, 2021
Florida(1)	20.7%
Texas(1)	17.8%
New York	7.6%
Georgia(1)	6.7%
Arizona	5.2%
All other states <5%(1)	42.0%
100.0%
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in residential mortgage loans by loan type and REO resulting from the foreclosure of residential mortgage loans as of December 31, 2021:

	December 31, 2021
Loan Type	Unpaid Principal Balance	Fair Value
	In thousands
Non-QM loans	$1,649,036	$1,697,082
Residential transition loans	292,302	292,341
Other residential loans	28,536	26,805
Total residential mortgage loans	$1,969,874	$2,016,228
Residential REO(1)		991
Total residential mortgage loans and residential REO(1)		$2,017,219
(1)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.

The following table provides additional details about our investments in unconsolidated entities as of December 31, 2021:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
Longbridge Financial, LLC	Reverse Mortgage Loan Originator	$74,488
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	45,511
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	17,768
		137,767
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans	37,278
Equity investments in securitization-related risk retention vehicles	Consumer Loans and European RMBS	12,499
Other	Various	8,099
		57,876
		$195,643
Agency RMBS Portfolio Performance Summary
The return on our Agency RMBS portfolio was slightly less than breakeven for the year, in the face of a challenging Agency market marked by rising interest rates, widening yield spreads, and elevated interest rate volatility for much of the year.
During the first quarter of the year, long-term interest rates rose, the yield curve steepened, and interest rate volatility increased. As a result, most Agency RMBS prices declined, with lower-coupon RMBS performing the worst in the face of heightened extension risk. Next, in a reversal from the prior quarter, long-term interest rates declined and the yield curve flattened in the second quarter; most Agency RMBS underperformed U.S. Treasury securities and interest rate swaps, with higher-coupon Agency RMBS faring the worst. Moving to the third quarter, performance of Agency RMBS was again mixed, with incrementally higher mortgage rates leading to reduced expectations for prepayments, which boosted higher-coupon RMBS, while the anticipated withdrawal of Federal Reserve purchases negatively impacted lower-coupon RMBS. As a result, higher coupons outperformed lower coupons for the third quarter.
In the fourth quarter, short-term interest rates rose sharply, actual and implied volatility increased, and the yield curve flattened as the Federal Reserve signaled that interest rate increases could be imminent. The Federal Reserve also began the tapering of its asset purchases in November, and then accelerated the pace of that tapering starting in December. In response to these developments, most Agency RMBS underperformed U.S. Treasury securities during the fourth quarter, with higher-coupon specified pools and other shorter-duration RMBS particularly underperforming in light of the flattening of the yield curve.
Over the course of the year, most Agency RMBS prices declined, which led to net realized and unrealized losses on our Agency RMBS portfolio. Virtually all of these losses were offset, however, by net interest income and net gains on our interest rate hedges.
Pay-ups on our existing specified pool investments declined over the course of the year, while our new purchases during the year primarily consisted of pools with lower pay-ups. As a result, the average pay-ups on our specified pools decreased to 0.82% as of December 31, 2021, from 2.05% as of December 31, 2020. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
During the year, we continued to hedge interest rate risk, primarily through the use of interest rate swaps, and short positions in TBAs, U.S. Treasury securities, and futures. The size of our short TBA position increased significantly in conjunction with the increased size of our Agency RMBS portfolio, year over year, as measured by 10-year equivalents. 10-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. In addition, we continued to maintain a long TBA portfolio concentrated in lower coupons.
As of December 31, 2021 and 2020, the weighted average net pass-through rate on our fixed-rate specified pools was 3.2% and 3.7%, respectively. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was approximately 67% for the year ended December 31, 2021.

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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended December 31, 2021, September 30, 2021, June 30, 2021, March 31, 2021, and December 31, 2020.

	Three-Month Period Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Three-Month Constant Prepayment Rates(1)	18.5%	21.6%	21.7%	23.4%	24.4%
(1)Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2021 and 2020:

		December 31, 2021			December 31, 2020
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.00–2.49	$56,016	$57,801	11	$—	$—	—
	2.50–2.99	76,857	79,757	21	20,248	21,476	46
	3.00–3.49	63,774	66,931	15	13,714	14,405	20
	3.50–3.99	19,879	21,086	67	22,820	24,505	60
	4.00–4.49	4,085	4,336	64	6,878	7,366	51
	4.50–4.99	2,529	2,640	136	4,215	4,462	124
Total 15-year fixed-rate mortgages		223,140	232,551	23	67,875	72,214	51
20-year fixed-rate mortgages:
	2.00–2.49	2,779	2,826	13	—	—	—
	2.50–2.99	43,174	44,624	14	48,350	51,466	2
	4.00–4.49	—	—	—	1,204	1,292	31
	4.50–4.99	400	439	97	577	652	85
Total 20-year fixed-rate mortgages		46,353	47,889	15	50,131	53,410	4
30-year fixed-rate mortgages:
	2.00–2.49	118,886	118,930	3	—	—	—
	2.50–2.99	531,357	545,208	7	29,043	30,753	3
	3.00–3.49	239,696	250,884	16	122,851	130,817	18
	3.50–3.99	132,754	141,769	42	133,713	145,590	46
	4.00–4.49	126,990	137,212	52	169,080	184,495	48
	4.50–4.99	76,959	83,756	58	101,664	112,481	48
	5.00–5.49	35,360	38,705	63	63,240	70,533	46
	5.50–5.99	2,467	2,778	74	5,083	5,845	61
	6.00–6.49	1,030	1,180	115	1,347	1,566	90
Total 30-year fixed-rate mortgages		1,265,499	1,320,422	21	626,021	682,080	40
Total fixed-rate Agency RMBS		$1,534,992	$1,600,862	21	$744,027	$807,704	38
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 1.8% and 4.8% as of December 31, 2021 and 2020, respectively. These figures take into account the net short TBA positions that we use to hedge our specified pool holdings, which had a notional value of $640.2 million and a fair value of $679.2 million as of December 31, 2021, as compared to a notional value of $383.6 million and a fair value of $412.2 million as of December 31, 2020. Excluding these TBA hedging positions, our Agency premium as a percentage of fair value was approximately 4.1% and 7.9% as of December 31, 2021 and 2020, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of December 31, 2021 and 2020:

	As of
($ in thousands)	December 31, 2021	December 31, 2020
Recourse(1) Borrowings:
Repurchase Agreements	$2,469,763	$1,364,090
Other Secured Borrowings	50,618	37,372
Senior Notes, at par	86,000	86,000
Total Recourse Borrowings	$2,606,381	$1,487,462
Debt-to-Equity Ratio Based on Total Recourse Borrowings(1)	2.0:1	1.6:1
Non-Recourse(2) Borrowings:
Repurchase Agreements	$—	$132,841
Other Secured Borrowings	46,004	13,690
Other Secured Borrowings, at fair value(3)	984,168	754,921
Total Recourse and Non-Recourse Borrowings	$3,636,553	$2,388,914
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings	2.7:1	2.6:1
(1)As of December 31, 2021 and 2020, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 2.0:1 and 1.6:1 as of December 31, 2021 and 2020, respectively.
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
Our debt-to-equity ratio including repos, Total other secured borrowings, and our Senior Notes, increased slightly to 2.7:1 as of December 31, 2021 as compared to 2.6:1 as of December 31, 2020, as borrowings related to our larger portfolio increased roughly in proportion to our larger total equity. Over the same period, the proportion of recourse borrowings increased, causing our recourse debt-to-equity ratio to increase to 2.0:1 from 1.6:1. Our recourse debt-to-equity ratio, adjusted for unsettled purchases and sales, was also 2.0:1 and 1.6:1 as of December 31, 2021 and 2020, respectively.
Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
Our financing costs include interest expense related to our repo borrowings, Total other secured borrowings, and Senior Notes. For the year ended December 31, 2021, our average cost of funds decreased to 1.29%, as compared to 2.25% for the year ended December 31, 2020. The year-over-year decline in our average cost of funds was primarily due to lower financing rates on our both our Agency and credit borrowings.
Critical Accounting Estimates
Our consolidated financial statements include the accounts of Ellington Financial Inc., its Operating Partnership, its subsidiaries, and variable interest entities, or "VIEs," for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.
The preparation of our consolidated financial statements in accordance with U.S. GAAP require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain. Actual results could differ from those estimates and such differences could have a material impact on our financial condition and/or results of operations. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of our Manager and Ellington and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to our consolidated financial statements for a complete discussion of our significant accounting policies. We have identified our most critical accounting estimates to be the following:

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
Because of the inherent uncertainty of valuation, the estimated fair value of our financial instruments may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to our consolidated financial statements.
The determination of estimated fair value of those of our financial instruments that are not traded in an active market requires the use of both macroeconomic and microeconomic assumptions and/or inputs, which are generally based on current market and economic conditions. Changes in market and/or economic conditions could have a significant adverse effect on the estimated fair value of our financial instruments. Changes to assumptions, including assumed market yields, may significantly impact the estimated fair value of our investments. Our valuations are sensitive to changes in interest rate; see the interest rate sensitivity analysis included in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K for further information.
VIEs: We evaluate each of our investments and other contractual arrangements to determine whether our interest constitutes a variable interest in a VIE, and if so whether we are the primary beneficiary of such VIE. In making these determinations we use both qualitative and quantitative analyses involving a significant amount of judgment, taking into consideration factors such as which interests in the VIE create or absorb variability, the contractual terms related to such interests, other transactions or agreements with the entity, key decision makers and their impact on the VIE’s economic performance, and related party relationships.
Purchases and Sales of Investments and Investment Income: Purchase and sales transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost.
We generally amortize premiums and accrete discounts on our fixed-income investments using the effective interest method. For certain of our securities, for purposes of estimating future expected cash flows, management uses assumptions including, but not limited to, assumptions for future prepayment rates, default rates, and loss severities (each of which may in turn incorporate various macroeconomic assumptions, such as future housing prices, GDP growth rates, and unemployment rates). In estimating future cash flows on certain of our loans, there are a number of assumptions that are subject to significant uncertainties and contingencies, including assumptions relating to prepayment rates, default rates, loan loss severities, and loan repurchases. These estimates require the use of a significant amount of judgment. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any.
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Premium Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the years ended December 31, 2021, 2020, and 2019, we recognized a Catch-up Premium Amortization Adjustment of $1.3 million, $(4.5) million, and (4.7) million reflected as an increase (decrease) to interest income on the Consolidated Statement of Operations.
See the notes to our consolidated financial statements for more information on the assumptions and methods that we use to amortize purchase premiums and accrete purchase discounts.
Income Taxes: We made an election to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2019, and are generally are not subject to corporate-level federal and state income tax on net income we distribute to our stockholders within the prescribed timeframes. We have elected to treat certain domestic and foreign subsidiaries as TRSs. Our financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Establishing a provision for income tax expense requires judgement and interpretation of the application of various federal, state, local, and foreign jurisdiction's tax laws. We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. See Note 2 and Note 12 to our consolidated financial statements for additional details on income taxes.
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements for a description of relevant recent accounting pronouncements.
Financial Condition
The following table summarizes the fair value our investment portfolio(1) as of December 31, 2021 and 2020.

(In thousands)	December 31, 2021	December 31, 2020
Long:
Credit:
Dollar Denominated:
CLO(2)	$60,903	$181,229
CMBS	25,643	117,652
Commercial Mortgage Loans and REO(3)(5)	387,165	269,287
Consumer Loans and ABS backed by Consumer Loans(2)	153,124	112,077
Corporate Debt and Equity and Corporate Loans	20,128	12,606
Debt and Equity Investments in Loan Origination Entities(4)	141,315	79,536
Non-Agency RMBS	191,728	154,492
Residential Mortgage Loans and REO(3)	2,017,219	1,188,731
Non-Dollar Denominated:
CLO(2)	3,092	6,108
Consumer Loans and ABS backed by Consumer Loans	213	306
Corporate Debt and Equity	13	28
RMBS(6)	25,846	51,388
Agency:
Fixed-Rate Specified Pools	1,600,862	807,704
Floating-Rate Specified Pools	9,456	6,454
IOs	33,288	47,656
Reverse Mortgage Pools	53,010	97,629
Total Long	$4,723,005	$3,132,883
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	$—	$(218)
Government Debt:
Dollar Denominated	(92,190)	—
Non-Dollar Denominated	(28,335)	(38,424)
Total Short	$(120,525)	$(38,642)
(1)For more detailed information about the investments in our portfolio, please see the notes to the consolidated financial statements.
(2)Includes equity investments in securitization-related vehicles.
(3)REO is not eligible to elect the fair value option as described in Note 2 of the notes to the consolidated financial statements and, as a result, is included at the lower of cost or fair value.
(4)Includes a corporate loan to a loan origination entity in which we hold an equity investment.
(5)Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.
(6)Includes an investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of December 31, 2021.

	December 31, 2021
	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$573	$(15,348)	$(14,775)	$2,015
Total Net Mortgage-Related Derivatives				2,015
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	2,168	(24,583)	(22,415)	(1,813)
Options	30,000	—	30,000	278
Warrants(3)	1,897	—	1,897	706
Total Net Corporate-Related Derivatives				(829)
Interest Rate-Related Derivatives:
TBAs	273,223	(913,382)	(640,159)	320
Interest Rate Swaps	474,741	(1,519,488)	(1,044,747)	4,895
U.S. Treasury Futures(4)	1,900	(221,400)	(219,500)	403
Total Interest Rate-Related Derivatives				5,618
Other Derivatives:
Foreign Currency Forwards(5)	—	(16,494)	(16,494)	(208)
Total Net Other Derivatives				(208)
Net Total				$6,596
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 8 of the notes to the consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of December 31, 2021, derivative assets and derivative liabilities were $18.9 million and $(12.3) million, respectively, for a net fair value of $6.6 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of December 31, 2021, a total of 19 long and 1,965 short U.S. Treasury futures contracts were held.
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
(6)Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract
As of December 31, 2021, our Consolidated Balance Sheet reflected total assets of $5.2 billion and total liabilities of $3.9 billion. As of December 31, 2020, our Consolidated Balance Sheet reflected total assets of $3.4 billion and total liabilities of $2.5 billion. Our investments in securities, loans, and unconsolidated entities, financial derivatives, and real estate owned included in total assets were $4.7 billion and $3.1 billion as of December 31, 2021 and 2020, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $132.8 million and $63.2 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. As of December 31, 2020, investments in securities sold short consisted principally of short positions in sovereign bonds. We primarily use short positions in sovereign bonds and U.S. Treasury securities to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of December 31, 2021 and 2020, we had a net short notional TBA position of $640.2 million and $354.1 million, respectively. The size of the net short notional TBA position increased in conjunction with the increased size of our Agency RMBS portfolio. In addition, we increased the notional amount of long TBAs held for investment as of December 31, 2021 as compared to December 31, 2020.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of December 31, 2021 indebtedness outstanding on our repos was approximately $2.5 billion. As of December 31, 2021, our assets financed with repos consisted of Agency RMBS of $1.663 billion and credit assets of $1.089 billion. As of December 31, 2021, outstanding indebtedness under repos was $1.640 billion for Agency RMBS and $829.9 million for credit assets. As of December 31, 2020 indebtedness outstanding on our repos was approximately $1.5 billion. As of December 31, 2020, our assets financed with repos consisted of Agency RMBS of $947.0 million and credit assets of $884.2 million. As of December 31, 2020, outstanding indebtedness under repos was $921.9 million for Agency RMBS and $575.1 million for credit assets.
In addition to our repos, as of December 31, 2021 we had Total other secured borrowings of $1.1 billion, used to finance $1.2 billion of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans. This compares to Total other secured borrowings of $806.0 million as of December 31, 2020, used to finance $906.4 million of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans. In addition to our secured borrowings, we had $86.0 million of Senior Notes outstanding as of both December 31, 2021 and 2020.
As of December 31, 2021 and 2020 our debt-to-equity ratio was 2.7:1 and 2.6:1, respectively. Our recourse debt-to-equity ratio was 2.0:1 as of December 31, 2021 as compared to 1.6:1 as of December 31, 2020. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of December 31, 2021, our equity increased by $402.0 million to $1.324 billion from $921.6 million as of December 31, 2020. The increase principally consisted of net income of $140.6 million, net proceeds from the issuance of shares of common stock of $244.8 million, after underwriters' discounts and commissions and offering costs, net proceeds from the issuance of shares of preferred stock of $115.9 million, net of underwriters' commissions and offering costs, and contributions from our non-controlling interests of $16.0 million. These increases were partially offset by common and preferred dividends of $90.3 million and distributions to non-controlling interests of $27.1 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.291 billion as of December 31, 2021.

Results of Operations for the Years Ended December 31, 2021, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
(In thousands except per share amounts)	2021	2020	2019
Interest Income (Expense)
Interest income	$175,505	$173,531	$159,901
Interest expense	(44,030)	(61,665)	(78,479)
Net interest income	131,475	111,866	81,422
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	(25,785)	(31,743)	41,693
Realized and unrealized gains (losses) on financial derivatives, net	21,857	(30,532)	(36,250)
Realized and unrealized gains (losses) on real estate owned, net	452	(634)	1,048
Other, net	23,038	(2,298)	5,350
Total other income (loss)	19,562	(65,207)	11,841
Expenses
Base management fee to affiliate (Net of fee rebates of $2,593, $1,051, and $1,967, respectively)(1)	13,422	11,508	7,988
Incentive fee to affiliate	15,658	—	116
Other investment related expenses	18,544	18,144	17,777
Other operating expenses	17,817	15,186	12,856
Total expenses	65,441	44,838	38,737
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	85,596	1,821	54,526
Income tax expense (benefit)	3,144	11,377	1,558
Earnings (losses) from investments in unconsolidated entities	58,104	37,933	10,209
Net Income (Loss)	140,556	28,377	63,177
Net income (loss) attributable to non-controlling interests	7,093	3,369	5,244
Dividends on preferred stock	8,117	7,763	1,466
Net Income (Loss) Attributable to Common Stockholders	$125,346	$17,245	$56,467
Net Income (Loss) Per Common Share	$2.58	$0.39	$1.76
(1)See Note 13 of the notes to the consolidated financial statements for further details on management fee rebates.
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

The following table reconciles, for the years ended December 31, 2021, 2020, and 2019, Core Earnings to the line on our Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure.

	Year Ended December 31,
(In thousands, except per share amounts)	2021	2020	2019
Net income (loss)	$140,556	$28,377	$63,177
Income tax expense (benefit)	3,144	11,377	1,558
Net income (loss) before income tax expense (benefit)	143,700	39,754	64,735
Adjustments:
Realized (gains) losses on securities and loans, net	(5,017)	5,960	12,785
Realized (gains) losses on financial derivatives, net	(11,502)	31,521	30,912
Realized (gains) losses on real estate owned, net	(1,711)	(15)	(2,327)
Unrealized (gains) losses on securities and loans, net	30,802	25,783	(54,478)
Unrealized (gains) losses on financial derivatives, net	(10,355)	(989)	5,338
Unrealized (gains) losses on real estate owned, net	1,259	649	1,279
Other realized and unrealized (gains) losses, net(1)	(14,628)	7,703	829
Net realized gains (losses) on periodic settlements of interest rate swaps	(2,277)	(2,038)	1,695
Net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	(763)	219	(764)
Incentive fee to affiliate	15,658	—	116
Non-cash equity compensation expense	971	722	475
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	(1,260)	4,523	4,660
Debt issuance costs related to Other secured borrowings, at fair value	5,290	3,894	3,536
Non-recurring expenses	1,894	174	1,333
(Earnings) losses from investments in unconsolidated entities(2)	(48,406)	(34,664)	(5,561)
Total Core Earnings	103,655	83,196	64,563
Dividends on preferred stock	8,117	7,763	1,466
Core Earnings attributable to non-controlling interests	6,621	4,532	4,883
Core Earnings Attributable to Common Stockholders	$88,917	$70,901	$58,214
Core Earnings Attributable to Common Stockholders, per share	$1.83	$1.63	$1.82
(1)Includes realized and unrealized gains (losses) on foreign currency and unrealized gain (loss) on other secured borrowings, at fair value, included in Other, net, on the Consolidated Statement of Operations.
(2)Adjustment represents, for certain investments in unconsolidated entities, the net realized and unrealized gains and losses of the underlying investments of such entities.
Results of Operations for the Years Ended December 31, 2021 and 2020
Net Income (Loss) Attributable to Common Stockholders
For the year ended December 31, 2021 we had net income (loss) attributable to common stockholders of $125.3 million compared to $17.2 million for the year ended December 31, 2020. The increase in in our results of operations was primarily due to a decrease in interest expense; net realized and unrealized gains on our financial derivatives and income from Other, net as compared to losses in the prior year; and an increase in earnings from investments in unconsolidated entities.
Interest Income
Interest income was $175.5 million for the year ended December 31, 2021, as compared to $173.5 million for the year ended December 31, 2020. Interest income for both periods included coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
For the year ended December 31, 2021, interest income from our credit portfolio was $140.2 million, as compared to $144.6 million for the year ended December 31, 2020. This year-over-year decrease was primarily due to lower average asset yields, partially offset by the larger size of the credit portfolio for the year ended December 31, 2021.

For the year ended December 31, 2021, interest income from our Agency RMBS was $33.9 million, as compared to $28.0 million for the year ended December 31, 2020. This year-over-year increase was due to the larger size of the Agency portfolio, partially offset by lower average asset yields, for the year ended December 31, 2021.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the years ended December 31, 2021 and 2020:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2021	$140,177	$2,278,001	6.15%	$33,853	$1,488,913	2.27%	$174,030	$3,766,914	4.62%
Year ended December 31, 2020	$144,603	$1,943,650	7.44%	$28,012	$1,121,737	2.50%	$172,615	$3,065,387	5.63%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the year ended December 31, 2021 we had a positive Catch-up Premium Amortization Adjustment of $1.3 million, which increased our interest income. In contrast, for the year ended December 31, 2020 we had a negative Catch-up Premium Amortization Adjustment of $(4.5) million, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.19% and 4.59%, respectively, for the year ended December 31, 2021. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.90% and 5.78%, respectively, for the year ended December 31, 2020.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense decreased to $44.0 million for the year ended December 31, 2021, as compared to $61.7 million for the year ended December 31, 2020. The decline in interest expense was the result of a significant decrease in borrowing rates on both our Agency and credit assets.
The table below summarizes the components of interest expense for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(In thousands)	2021	2020
Repos and Total other secured borrowings	$37,174	$56,005
Senior Notes	4,993	4,993
Securities sold short (1)	1,152	471
Other (2)	711	196
Total	$44,030	$61,665
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
(2)Primarily includes interest expense on our counterparties' cash collateral held by us and reverse repurchase agreements with negative interest rates.

The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the years ended December 31, 2021 and 2020.

	Year Ended
	December 31, 2021			December 31, 2020
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$1,489,653	$34,414	2.31%	$1,387,152	$44,106	3.18%
Agency RMBS	1,394,792	2,760	0.20%	1,099,416	11,895	1.08%
Subtotal(1)	2,884,445	37,174	1.29%	2,486,568	56,001	2.25%
U.S. Treasury Securities	220	—	0.04%	408	4	0.91%
Total	$2,884,665	$37,174	1.29%	$2,486,976	$56,005	2.25%
Average One-Month LIBOR			0.10%			0.52%
Average Six-Month LIBOR			0.20%			0.69%
(1)Excludes U.S. Treasury Securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would increase to 1.44% and 2.35% for the years ended December 31, 2021 and 2020, respectively. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 3.15% and 3.43% for the years ended December 31, 2021 and 2020, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the year ended December 31, 2021, the gross base management fee, which is based on total equity at the end of each quarter, was $16.0 million, and our Manager credited us with rebates on our base management fee of $2.6 million, resulting in a net base management fee of $13.4 million. For the year ended December 31, 2020, the gross base management fee was $12.6 million, and our Manager credited us with rebates on our base management fee of $1.1 million, resulting in a net base management fee of $11.5 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was due to a larger capital base at each quarter end in 2021, as compared to the respective quarter ends in 2020. Such increases were partially offset by the increase in the base management fee rebates.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. For the year ended December 31, 2021, the incentive fee was $15.7 million. There was no incentive fee for the year ended December 31, 2020, since for each quarter during that period, our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the years ended December 31, 2021 and 2020 other investment related expenses were $18.5 million and $18.1 million, respectively. The increase in other investment related expenses was primarily due to an increase in debt issuance costs related to our non-QM loan securitizations, as well as an increase in various other expenses related to our residential mortgage loan portfolio partially offset by a decrease in servicing expenses on our consumer loan portfolios.

Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $17.8 million for the year ended December 31, 2021 as compared to $15.2 million for the year ended December 31, 2020. The increase in other operating expenses for the year ended December 31, 2021 was primarily due to an increase in compensation expense.
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
For the year ended December 31, 2021, other income (loss) was $19.6 million, consisting primarily of $21.9 million of net realized and unrealized gains on our financial derivatives and $23.0 million of Other, net, consisting primarily of unrealized gains on our Other secured borrowings, at fair value, partially offset by net realized and unrealized losses on our securities and loans of $(25.8) million. Net realized and unrealized gains of $21.9 million on our financial derivatives were primarily related to net realized and unrealized gains on interest rate swaps, short TBAs, futures, and forwards, which were driven by rising interest rates over the course of the year, partially offset by net realized and unrealized losses on CDS on corporate bonds and corporate bond indices, and total return swaps. Net realized and unrealized losses of $(25.8) million on our securities and loans primarily resulted from net realized and unrealized losses on our Agency securities, which were driven by declining Agency RMBS prices, as well as unrealized losses on non-QM loans, and net realized and unrealized losses on consumer loans and ABS backed by consumer loans. Such losses were partially offset by net realized and unrealized gains on CLOs and CMBS, as well as non-Agency RMBS, corporate loans, and equity securities.
For the year ended December 31, 2020, other income (loss) was $(65.2) million, consisting primarily of net realized and unrealized losses of $(31.7) million on our securities and loans and net realized and unrealized losses on our financial derivatives of $(30.5) million. Net realized and unrealized losses of $(31.7) million on our securities and loans primarily resulted from net realized and unrealized losses on CLOs, CMBS, and consumer loans and ABS backed by consumer loans, partially offset by net realized and unrealized gains on Agency RMBS and non-QM loans. These net realized and unrealized losses were primarily incurred during the first quarter of 2020, and were driven by market and economic disruptions caused by the COVID-19 pandemic. Net realized and unrealized losses of $(30.5) million on our financial derivatives were primarily related to net realized and unrealized losses on interest rate swaps, TBAs, futures, forwards, and total return swaps, as interest rates declined significantly during the year, partially offset by net realized and unrealized gains on CDS on asset-backed indices, CDS on corporate bond indices, and CDS on corporate bonds.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $3.1 million for the year ended December 31, 2021, as compared to $11.4 million for the year ended December 31, 2020. The decrease in income tax expense was related to a decrease in net unrealized gains on investments held in a domestic TRS.
Earnings (Losses) from Investments in Unconsolidated Entities
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $58.1 million for the year ended December 31, 2021, as compared to $37.9 million for the year ended December 31, 2020. The increase in earnings from investments in unconsolidated entities primarily relates to an increase in unrealized gains on investments in loan originators year over year, an increase in net realized and unrealized gains on our investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates, and an increase in net realized and unrealized gains on an equity investment in a securitization-related risk retention vehicle for the year ended December 31, 2021.
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

The following table summarizes our aggregate secured borrowings, which, other than Other secured borrowings, at fair value, including repos and Total other secured borrowings, for the years ended December 31, 2020 and 2019.

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
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned. Other, net, another component of Other income (loss), includes rental income and income related to loan originations, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement and Other Secured Borrowings, at fair value. For the year ended December 31, 2020, other income (loss) was $(65.2) million, consisting primarily of net realized and unrealized losses of $(31.7) million on our securities and loans and net realized and unrealized losses on our financial derivatives of $(30.5) million. Net realized and unrealized losses of $(31.7) million on our securities and loans primarily resulted from net realized and unrealized losses on CLOs, CMBS, and consumer loans and ABS backed by consumer loans, partially offset by net realized and unrealized gains on Agency RMBS and non-QM loans. These net realized and unrealized losses were primarily incurred during the first quarter of 2020, and were driven by market and economic disruptions caused by the COVID-19 pandemic. Net realized and unrealized losses of $(30.5) million on our financial derivatives were primarily related to net realized and unrealized losses on interest rate swaps, TBAs, futures, forwards, and total return swaps, as interest rates declined significantly during the year, partially offset by net realized and unrealized gains on CDS on asset-backed indices, CDS on corporate bond indices, and CDS on corporate bonds.
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
Liquidity and Capital Resources
Liquidity refers to our ability to generate and obtain adequate amounts of cash to meet our requirements, including repaying our borrowings, funding and maintaining positions in our targeted assets, making distributions in the form of dividends, and other general business needs. Our short-term (the 12 months ending December 31, 2022) and long-term (beyond December 31, 2022) liquidity requirements include acquisition costs for assets we acquire, payment of our base management fee and incentive fee, compliance with margin requirements under our repos, reverse repos, and financial derivative contracts, repayment of repo borrowings and other secured borrowings to the extent we are unable or unwilling to extend such borrowings, payment of our general operating expenses, payment of interest payments on our Senior Notes, and payment of our dividends. Our capital resources primarily include cash on hand, cash flow from our investments (including principal and interest payments received on our investments and proceeds from the sale of investments), borrowings under repos and other secured borrowings, and proceeds from equity and debt offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.

The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	December 31, 2021		December 31, 2020
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$557,499	22.5%	$303,351	20.3%
31 - 60 Days	356,594	14.4%	469,695	31.4%
61 - 90 Days	251,343	10.2%	327,012	21.8%
91 - 120 Days	164,403	6.7%	89,931	6.0%
121 - 150 Days	279,268	11.3%	69,104	4.6%
151 - 180 Days	159,687	6.5%	70,920	4.7%
181 - 364 Days	570,694	23.1%	72,670	4.9%
> 364 Days	130,275	5.3%	94,248	6.3%
	$2,469,763	100.0%	$1,496,931	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2021, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 22.4% with respect to credit assets, 5.4% with respect to Agency RMBS assets, and 12.1% overall. As of December 31, 2020 these respective weighted average contractual haircuts were 33.0%, 6.0%, and 19.1%. The decrease in the weighted average contractual haircut on our overall portfolio is primarily due to lower haircuts on repo borrowings related to our Credit portfolio assets at December 31, 2021 as compared to December 31, 2020.
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
As of December 31, 2021 and 2020, we had $2.5 billion and $1.5 billion, respectively, of borrowings outstanding under our repos. As of December 31, 2021, the remaining terms on our repos ranged from 3 days to 638 days, with a weighted average remaining term of 134 days. Our repo borrowings were with a total of 23 counterparties as of December 31, 2021. As of December 31, 2021, our repos had a weighted average borrowing rate of 0.82%. As of December 31, 2021, our repos had interest rates ranging from 0.10% to 3.75%. As of December 31, 2020, the remaining terms on our repos ranged from 4 days to 516 days, with a weighted average remaining term of 94 days. Our repo borrowings were with a total of 24 counterparties as of December 31, 2020. As of December 31, 2020, our repos had a weighted average borrowing rate of 1.20%. As of December 31, 2020, our repos had interest rates ranging from 0.20% to 5.00%. Investments transferred as collateral under repos had an aggregate fair value of $2.8 billion and $1.8 billion as of December 31, 2021 and 2020, respectively.
It is expected that amounts due upon maturity of our repos will be funded primarily through the roll/re-initiation of repos and, if we are unable or unwilling to roll/re-initiate our repos, through free cash and proceeds from the sale of securities.
We have continued to extend and improve our sources of financing and leverage in 2021. In addition to adding two new loan financing facilities and extending the terms of other financing facilities, we completed three non-QM loan securitizations during the year ended December 31, 2021.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2021	$2,469,763	$2,187,363	$2,469,763
September 30, 2021	2,105,836	1,958,411	2,175,918
June 30, 2021	1,916,749	1,971,441	2,062,580
March 31, 2021	1,909,511	1,736,912	1,909,511
December 31, 2020	1,496,931	1,408,935	1,496,931
September 30, 2020	1,439,984	1,368,191	1,551,147
June 30, 2020(1)	1,294,549	1,520,985	1,542,577
March 31, 2020(2)	2,034,225	2,440,982	2,485,496
December 31, 2019(3)	2,445,300	2,119,394	2,445,300
September 30, 2019	2,056,422	1,796,310	2,056,422
June 30, 2019	1,715,506	1,769,909	1,962,866
March 31, 2019	1,550,016	1,471,592	1,550,016
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
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including non-QM loans and REO, commercial mortgage loans, and consumer loans and ABS backed by consumer loans; such transactions are accounted for as collateralized borrowings. As of December 31, 2021 and 2020, we had outstanding borrowings related to such transactions in the amount of $1.081 billion and $806.0 million, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Balance Sheet. As of December 31, 2021 and 2020, the fair value of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans collateralizing our Total other secured borrowings was $1.190 billion and $906.4 million, respectively. See Note 11 in the notes to our consolidated financial statements for further information on our other secured borrowings.
As of both December 31, 2021 and 2020, we had $86.0 million outstanding of Senior Notes, maturing in September 2022 and bearing interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. The Company expects to refinance the Senior Notes on or prior to maturity. See Note 11 in the notes to our consolidated financial statements for further detail on the Senior Notes.
As of December 31, 2021, we had an aggregate amount at risk under our repos with 22 counterparties of approximately $353.2 million, and as of December 31, 2020, we had an aggregate amount at risk under our repos with 24 counterparties of approximately $363.1 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of December 31, 2021 and 2020 does not include approximately $4.0 million and $4.2 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of December 31, 2021, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with eight counterparties of approximately $18.5 million. We also had $16.2 million of initial margin for cleared over-the-counter, or

"OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2020, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with eight counterparties of approximately $11.2 million. We also had $7.2 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2021, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with ten counterparties of approximately $1.0 million. As of December 31, 2020, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $4.1 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $92.7 million and $111.6 million as of December 31, 2021 and 2020, respectively.
On June 13, 2018, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.55 million shares of common stock, or the "Common Share Repurchase Program." The Common Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. From inception of the Common Share Repurchase Program through February 25, 2022, we repurchased 701,965 shares at an average price per share of $13.36 and a total cost of $9.4 million, and have authorization to repurchase an additional 848,035 common shares. We did not purchase any shares under this program during the year ended December 31, 2021.
On February 21, 2021, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $30.0 million of preferred stock, or the "Preferred Share Repurchase Program." The Preferred Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. From inception of the Preferred Share Repurchase Program through February 25, 2022, we have not repurchased any shares of preferred stock.
We may declare dividends based on, among other things, our earnings, our financial condition, the REIT qualification requirements of the Internal Revenue Code of 1986, as amended, our working capital needs and new opportunities. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors.

The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the consolidated financial statements) for the periods indicated below:
Year Ended December 31, 2021

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
December 7, 2021	$0.15	$8,727	December 31, 2021	January 25, 2022
November 5, 2021	0.15	8,722	November 30, 2021	December 27, 2021
October 7, 2021	0.15	8,717	October 29, 2021	November 26, 2021
September 8, 2021	0.15	7,855	September 30, 2021	October 25, 2021
August 4, 2021	0.15	7,691	August 31, 2021	September 27, 2021
July 8, 2021	0.15	7,614	July 30, 2021	August 25, 2021
June 7, 2021	0.15	6,669	June 30, 2021	July 26, 2021
May 6, 2021	0.15	6,669	May 28, 2021	June 25, 2021
April 4, 2021	0.14	6,224	April 30, 2021	May 25, 2021
March 5, 2021	0.10	4,446	March 31, 2021	April 26, 2021
February 5, 2021	0.10	4,444	February 26, 2021	March 25, 2021
January 8, 2021	0.10	4,444	January 29, 2021	February 25, 2021
Year Ended December 31, 2020

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
December 7, 2020	$0.10	$4,445	December 31, 2020	January 25, 2021
November 2, 2020	0.10	4,441	November 30, 2020	December 28, 2020
October 7, 2020	0.09	3,997	October 30, 2020	November 25, 2020
September 8, 2020	0.09	3,997	September 30, 2020	October 26, 2020
August 7, 2020	0.09	3,995	August 31, 2020	September 25, 2020
July 8, 2020	0.09	3,995	July 31, 2020	August 25, 2020
June 5, 2020	0.09	3,995	June 30, 2020	July 27, 2020
May 7, 2020	0.08	3,551	May 29, 2020	June 25, 2020
April 7, 2020	0.08	3,551	April 30, 2020	May 26, 2020
March 6, 2020	0.15	6,658	March 31, 2020	April 27, 2020
February 7, 2020	0.15	6,699	February 28, 2020	March 25, 2020
January 8, 2020	0.15	6,699	January 31, 2020	February 25, 2020
On January 7, 2022, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on February 25, 2022 to stockholders of record as of January 31, 2022. On February 7, 2022, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on March 25, 2022 to stockholders of record as of February 28, 2022.

The following table sets forth the dividend distributions authorized by the Board of Directors during the years ended December 31, 2021 and 2020 and payable to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
December 7, 2021	$0.421875	$1,941	December 30, 2021	January 31, 2022
October 7, 2021	0.421875	1,941	October 18, 2021	November 1, 2021
July 8, 2021	0.421875	1,941	July 19, 2021	July 30, 2021
April 4, 2021	0.421875	1,941	April 19, 2021	April 30, 2021
January 8, 2021	0.421875	1,941	January 19, 2021	February 1, 2021
October 7, 2020	0.421875	1,941	October 19, 2020	October 30, 2020
July 8, 2020	0.421875	1,941	July 20, 2020	July 30, 2020
April 7, 2020	0.421875	1,941	April 17, 2020	April 30, 2020
Series B Preferred Stock:
December 16, 2021	$0.203990	$979	December 30, 2021	January 28, 2022
On August 6, 2021, we commenced the Common ATM Program by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to 10.0 million shares of common stock from time to time. From commencement of the Common ATM Program through December 31, 2021, we issued 1,549,900 shares of common stock under the Common ATM Program, which provided $28.2 million of net proceeds after $0.4 million of agent commissions and offering costs. Through February 25, 2022, we have issued 1,549,900 shares of common stock under the ATM program.
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
On December 13, 2021, we issued 4,800,000 shares of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock"), of which 400,000 shares were issued pursuant to the exercise of the underwriters' over-allotment option. The issuance and sale of the 4,800,000 shares of Series B Preferred Stock resulted in total net proceeds to us of approximately $115.9 million, after underwriters' discounts and offering costs.
On January 20, 2022, we commenced the Preferred ATM Program by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. From commencement of the Preferred ATM Program through February 25, 2022, we have issued 20,421 shares of Series B Preferred Stock, which provided $0.5 million of net proceeds after $11 thousand of commissions and offering costs; we have $99.5 million of preferred stock available to be issued remaining under the Preferred ATM program.
On February 18, 2022, we entered into an agreement with Home Point to purchase Home Point's 49.6% ownership interest in Longbridge. The consummation of this transaction, which is expected to be an all cash transaction, is subject to regulatory approvals and customary closing conditions and is expected to close in the second quarter of 2022. Upon closing of the transaction, we will own substantially all of the equity interests in Longbridge, which will result in the consolidation of Longbridge's financial results in our financial statements following the closing.
For the year ended December 31, 2021, our operating activities provided net cash in the amount of $51.3 million and our investing activities used net cash in the amount of $2.025 billion. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $971.4 million. We received $867.1 million in proceeds from the issuance of Total other secured borrowings and we used $146.4 million for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $281.8 million for the year ended December 31, 2021. We received proceeds from the issuance of common and preferred stock, net of underwriters' discounts and commissions, agent commissions, and offering costs paid, of $360.9 million, and we received contributions from non-controlling interests of $14.7 million. We used $85.7 million to pay dividends and $27.1 million for distributions to non-controlling interests (our joint venture partners). As a result there was a decrease in our cash holdings of $19.0 million, from $111.8 million as of December 31, 2020 to $92.8 million as of December 31, 2021.
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
Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a base management fee, an incentive fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see Note 13 to our consolidated financial statements.
We have numerous contractual obligations and commitments related to our outstanding borrowings (see Note 11 of the notes to our consolidated financial statements) and related to our financial derivatives (see Note 8 of the notes to our consolidated financial statements).
See Note 21 of the notes to our consolidated financial statements for further detail on our other contractual obligations and commitments.

Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
At December 31, 2021 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at December 31, 2021 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of December 31, 2021, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS—Fixed Pools and IOs excluding TBAs	$24,756	1.87%	$40,849	3.09%	$(33,419)	(2.52)%	$(75,500)	(5.70)%
Non-Agency RMBS, CMBS, ABS and Loans	6,688	0.51%	10,216	0.77%	(9,847)	(0.74)%	(22,855)	(1.73)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(24,110)	(1.82)%	(48,972)	(3.7)%	23,354	1.76%	45,956	3.47%
Long TBAs	6,354	0.48%	11,181	0.84%	(7,880)	(0.60)%	(17,287)	(1.31)%
Short TBAs	(10,462)	(0.79)%	(16,426)	(1.24)%	14,959	1.13%	34,416	2.60%
Other Mortgage-Related Derivatives	2	—%	4	—%	(1)	—%	(2)	—%
Corporate Securities and Derivatives on Corporate Securities	6	—%	12	—%	(6)	—%	(11)	—%
Repurchase Agreements, Reverse Repurchase Agreements, and Senior Notes	(1,180)	(0.09)%	(924)	(0.07)%	3,318	0.25%	6,864	0.52%
Total	$2,054	0.16%	$(4,060)	(0.31)%	$(9,522)	(0.72)%	$(28,419)	(2.15)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our December 31, 2021 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ellington Financial Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Ellington Financial Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 21, 2021, including the related notes and the schedule of mortgage loans on real estate as of and for the year ended December 31, 2021 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Certain Investments in Securities, Loans and Unconsolidated Entities that are Determined Based on Management’s Internal Valuation Techniques
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s investments in securities at fair value, loans at fair value and investments in unconsolidated entities at fair value were $2.1 billion, $2.4 billion and $0.2 billion, respectively as of December 31, 2021. The Company elected the fair value option for those of its assets for which such election is permitted, including its investments in securities, loans, and investments in unconsolidated entities. Management generally uses third party valuations when available. If third-party valuations are not available, management uses other valuation techniques, such as a discounted cash flow methodology. Management’s estimate of fair value may be based on several assumptions, including but not limited to management’s estimates of yield, projected collateral prepayments, projected collateral losses, projected collateral recoveries, recovery amount, and recovery timeline, as applicable. For certain investments in unconsolidated entities, an equity price-to-book assumption is also considered. Fair value measurements are impacted by the interrelationships of these assumptions.
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

/s/PricewaterhouseCoopers LLP
New York, New York
March 1, 2022

We have served as the Company’s auditor since 2007.

ELLINGTON FINANCIAL INC.
CONSOLIDATED BALANCE SHEET

	December 31, 2021	December 31, 2020
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$92,661	$111,647
Restricted cash(1)	175	175
Securities, at fair value(1)(2)	2,087,360	1,514,185
Loans, at fair value(1)(2)	2,415,321	1,453,480
Investments in unconsolidated entities, at fair value(1)	195,643	141,620
Real estate owned(1)(2)	24,681	23,598
Financial derivatives—assets, at fair value	18,894	15,479
Reverse repurchase agreements	123,250	38,640
Due from brokers	93,549	63,147
Investment related receivables(1)	122,175	49,317
Other assets(1)	3,710	2,575
Total Assets	$5,177,419	$3,413,863
Liabilities
Securities sold short, at fair value	$120,525	$38,642
Repurchase agreements(1)	2,469,763	1,496,931
Financial derivatives—liabilities, at fair value	12,298	24,553
Due to brokers	2,233	5,059
Investment related payables	39,048	4,754
Other secured borrowings(1)	96,622	51,062
Other secured borrowings, at fair value(1)	984,168	754,921
Senior notes, net	85,802	85,561
Base management fee payable to affiliate	3,115	3,178
Incentive fee payable to affiliate	3,246	—
Dividends payable	10,375	5,738
Interest payable(1)	4,570	3,233
Accrued expenses and other liabilities(1)	22,098	18,659
Total Liabilities	3,853,863	2,492,291
Commitments and contingencies (Note 21)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 9,400,000 and 4,600,000 shares issued and outstanding, and $235,000 and $115,000 aggregate liquidation preference, respectively	226,939	111,034
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 57,458,169 and 43,781,684 shares issued and outstanding, respectively	58	44
Additional paid-in-capital	1,161,603	915,658
Retained earnings (accumulated deficit)	(97,279)	(141,521)
Total Stockholders' Equity	1,291,321	885,215
Non-controlling interests(1)	32,235	36,357
Total Equity	1,323,556	921,572
Total Liabilities and Equity	$5,177,419	$3,413,863
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
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
(In thousands, except per share amounts)
Net Interest Income
Interest income	$175,505	$173,531	$159,901
Interest expense	(44,030)	(61,665)	(78,479)
Total net interest income	131,475	111,866	81,422
Other Income (Loss)
Realized gains (losses) on securities and loans, net	5,017	(5,960)	(12,785)
Realized gains (losses) on financial derivatives, net	11,502	(31,521)	(30,912)
Realized gains (losses) on real estate owned, net	1,711	15	2,327
Unrealized gains (losses) on securities and loans, net	(30,802)	(25,783)	54,478
Unrealized gains (losses) on financial derivatives, net	10,355	989	(5,338)
Unrealized gains (losses) on real estate owned, net	(1,259)	(649)	(1,279)
Other, net	23,038	(2,298)	5,350
Total other income (loss)	19,562	(65,207)	11,841
Expenses
Base management fee to affiliate (Net of fee rebates of $2,593, $1,051, and $1,967, respectively)(1)	13,422	11,508	7,988
Incentive fee to affiliate	15,658	—	116
Investment related expenses:
Servicing expense	4,422	9,139	8,632
Debt issuance costs related to Other secured borrowings, at fair value	5,290	3,894	3,536
Other	8,832	5,111	5,609
Professional fees	5,416	5,005	4,853
Compensation expense	5,743	3,776	3,649
Other expenses	6,658	6,405	4,354
Total expenses	65,441	44,838	38,737
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	85,596	1,821	54,526
Income tax expense (benefit)	3,144	11,377	1,558
Earnings (losses) from investments in unconsolidated entities	58,104	37,933	10,209
Net Income (Loss)	140,556	28,377	63,177
Net income (loss) attributable to non-controlling interests	7,093	3,369	5,244
Dividends on preferred stock	8,117	7,763	1,466
Net Income (Loss) Attributable to Common Stockholders	$125,346	$17,245	$56,467
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$2.58	$0.39	$1.76
(1)See Note 13 for further details on management fee rebates.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, January 1, 2019	$—	29,796,601	$—	$665,356	$(101,523)	$563,833	$31,337	$595,170
Share conversion(1)		—	30	(30)	—	—	—	—
Net income (loss)					57,933	57,933	5,244	63,177
Net proceeds from the issuance of common stock(2)		8,855,000	9	156,319		156,328		156,328
Net proceeds from the issuance of preferred stock(2)	111,034					111,034		111,034
Contributions from non-controlling interests							27,650	27,650
Common dividends(3)					(58,499)	(58,499)	(1,325)	(59,824)
Preferred dividends(4)					(1,466)	(1,466)		(1,466)
Distributions to non-controlling interests							(23,063)	(23,063)
Conversion of non-controlling interest units to shares of common stock		47,167	—	812		812	(812)	—
Adjustment to non-controlling interests				(392)		(392)	392	—
Repurchase of shares of common stock		(50,825)	—	(782)		(782)		(782)
Share-based long term incentive plan unit awards				464		464	11	475
BALANCE, December 31, 2019	$111,034	38,647,943	$39	$821,747	$(103,555)	$829,265	$39,434	$868,699
Net income (loss)					25,008	25,008	3,369	28,377
Net proceeds from the issuance of common stock(2)		5,290,000	5	95,287		95,292		95,292
Shares of common stock issued in connection with incentive fee payment		637	—	12		12		12
Contributions from non-controlling interests							8,270	8,270
Common dividends(3)					(55,211)	(55,211)	(812)	(56,023)
Preferred dividends(4)					(7,763)	(7,763)		(7,763)
Distributions to non-controlling interests							(12,958)	(12,958)
Conversion of non-controlling interest units to shares of common stock		133,154	—	2,437		2,437	(2,437)	—
Adjustment to non-controlling interests				(1,480)		(1,480)	1,480	—
Repurchase of shares of common stock		(290,050)	—	(3,056)		(3,056)		(3,056)
Share-based long term incentive plan unit awards				711		711	11	722
BALANCE, December 31, 2020	$111,034	43,781,684	$44	$915,658	$(141,521)	$885,215	$36,357	$921,572

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value

BALANCE, December 31, 2020	$111,034	43,781,684	$44	$915,658	$(141,521)	$885,215	$36,357	$921,572
Net income (loss)					133,463	133,463	7,093	140,556
Net proceeds from the issuance of common stock(2)		13,602,900	14	244,761		244,775	—	244,775
Net proceeds from the issuance of preferred stock(2)	115,905					115,905		115,905
Shares of common stock issued in connection with incentive fee payment		65,826	—	1,241		1,241	—	1,241
Contributions from non-controlling interests							15,998	15,998
Common dividends(3)					(81,104)	(81,104)	(1,120)	(82,224)
Preferred dividends(4)					(8,117)	(8,117)	—	(8,117)
Distributions to non-controlling interests							(27,121)	(27,121)
Conversion of non-controlling interest units to shares of common stock		7,759	—	143		143	(143)	—
Adjustment to non-controlling interests		—	—	(1,157)		(1,157)	1,157	—
Share-based long term incentive plan unit awards				957		957	14	971
BALANCE, December 31, 2021	$226,939	57,458,169	$58	$1,161,603	$(97,279)	$1,291,321	$32,235	$1,323,556
(1)See Note 1 for further details on the share conversion.
(2)Net of underwriters' discounts and commissions and offering costs.
(3)For the years ended December 31, 2021, 2020, and 2019, dividends totaling $1.64, $1.26, and $1.81, respectively, per share of common stock and convertible unit outstanding, were declared.
(4)For the years ended December 31, 2021, 2020, and 2019 dividends totaling $2.313365, $1.265625, and $0.45938, respectively, per share of preferred stock were declared.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net income (loss)	$140,556	$28,377	$63,177
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts, net	32,578	41,681	48,132
Realized (gains) losses on securities and loans, net	(5,017)	5,960	12,785
Realized (gains) losses on financial derivatives, net	(11,502)	31,521	30,912
Realized (gains) losses on real estate owned, net	(1,711)	(15)	(2,327)
Unrealized (gains) losses on securities and loans, net	30,802	25,783	(54,478)
Unrealized (gains) losses on financial derivatives, net	(10,355)	(989)	5,338
Unrealized (gains) losses on real estate owned, net	1,259	649	1,279
Unrealized (gains) losses other, net	(15,418)	9,562	645
Realized (gains) losses other, net—foreign currency transaction	224	173	2,392
Unrealized (gains) losses other, net—foreign currency translation	(487)	(1,720)	(3,310)
Amortization of deferred debt issuance costs	263	263	263
Shares issued in connection with incentive fee payment	1,241	12	—
Share-based long term incentive plan unit expense	971	722	475
Interest income related to consolidated securitization trust	(20,269)	(21,800)	(16,034)
Interest expense related to consolidated securitization trust	19,366	21,020	15,136
Debt issuance costs related to Other secured borrowings, at fair value	2,273	1,749	1,381
(Earnings) losses from investments in unconsolidated entities	(58,104)	(37,933)	(10,209)
Changes in operating asset and liabilities:
(Increase) decrease in interest and principal receivable	(63,260)	5,223	(15,449)
(Increase) decrease in other assets	(76)	1,077	(3,663)
Increase (decrease) in base management fee payable to affiliate	(63)	515	919
Increase (decrease) in incentive fee payable to affiliate	3,246	(116)	116
Increase (decrease) in interest payable	1,337	(3,798)	161
Increase (decrease) in accrued expenses and other liabilities	3,439	11,590	1,607
Net cash provided by (used in) operating activities	$51,293	$119,506	$79,248

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2021	2020	2019
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Investing Activities:
Purchase of securities	$(2,523,112)	$(1,346,245)	$(3,057,372)
Purchase of loans	(2,017,992)	(852,261)	(1,040,006)
Capital improvements of real estate owned	(2,209)	(153)	(240)
Proceeds from disposition of securities	1,485,459	1,888,099	1,838,182
Proceeds from disposition of loans	1,064	25,414	28,878
Contributions to investments in unconsolidated entities	(24,066)	(34,624)	(42,124)
Distributions from investments in unconsolidated entities	172,838	30,644	49,758
Proceeds from disposition of real estate owned	15,611	9,889	24,059
Proceeds from principal payments of securities	472,055	362,987	275,221
Proceeds from principal payments of loans	381,418	443,640	304,953
Proceeds from securities sold short	577,461	268,294	645,553
Repurchase of securities sold short	(493,336)	(310,559)	(650,576)
Payments on financial derivatives	(65,582)	(115,418)	(90,057)
Proceeds from financial derivatives	70,905	84,597	58,578
Payments made on reverse repurchase agreements	(19,349,228)	(7,586,769)	(7,050,581)
Proceeds from reverse repurchase agreements	19,264,823	7,622,670	7,038,216
Due from brokers, net	8,296	16,443	6,483
Due to brokers, net	331	619	(3,458)
Net cash provided by (used in) investing activities	(2,025,264)	507,267	(1,664,533)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	245,292	95,537	156,742
Net proceeds from the issuance of preferred stock(1)	116,220	—	111,378
Offering costs paid	(587)	(253)	(712)
Repurchase of common stock	—	(3,056)	(782)
Dividends paid	(85,704)	(65,026)	(54,312)
Contributions from non-controlling interests	14,694	9,848	27,650
Distributions to non-controlling interests	(27,121)	(11,301)	(23,063)
Proceeds from issuance of Other secured borrowings	79,594	57,863	97,642
Principal payments on Other secured borrowings	(34,834)	(67,325)	(61,408)
Borrowings under repurchase agreements	5,912,434	4,138,940	9,047,746
Repayments of repurchase agreements	(4,899,984)	(5,059,445)	(7,862,227)
Proceeds from issuance of Other secured borrowings, at fair value	787,529	427,959	250,666
Repayment of Other secured borrowings, at fair value	(111,530)	(112,253)	(62,608)
Due from brokers, net	(39,216)	49	(13,676)
Due to brokers, net	(1,802)	1,035	(355)
Net cash provided by (used in) financing activities	1,954,985	(587,428)	1,612,681
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(18,986)	39,345	27,396
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	111,822	72,477	45,081
Cash, Cash Equivalents, and Restricted Cash, End of Period	$92,836	$111,822	$72,477

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2021	2020	2019
(In thousands)	Expressed in U.S. Dollars
Supplemental disclosure of cash flow information:
Interest paid	$42,692	$65,751	$78,754
Income tax paid	2,848	543	189
Dividends payable	10,375	5,738	6,978
Shares issued in connection with incentive fee payment (non-cash)	1,241	12	—
Share-based long term incentive plan unit awards (non-cash)	971	722	475
Contributions from non-controlling interests (non-cash)	—	2,340	—
Distributions to non-controlling interests (non-cash)	—	(2,340)	—
Transfers from mortgage loans to real estate owned (non-cash)	14,033	3,384	22,577
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	144,691	10,833	—
Purchase of investments (non-cash)	—	—	(2,975)
Purchase of loans (non-cash)	(800)	(6,670)	—
Proceeds from principal payments of investments (non-cash)	472,344	193,575	119,683
Proceeds from the disposition of loans (non-cash)	—	113,791	—
Contributions to investments in non-consolidated entities (non-cash)	—	(17,023)	—
Distributions from investments in unconsolidated entities (non-cash)	—	—	2,975
Principal payments on Other secured borrowings, at fair value (non-cash)	(472,344)	(193,575)	(119,683)
Proceeds received from Other secured borrowings, at fair value (non-cash)	40,978	28,818	227,428
Principal payments on Other secured borrowings (non-cash)	—	(96,480)	—
Proceeds from issuance of Other secured borrowings (non-cash)	800	6,670	—
Repayments of repurchase agreements (non-cash)	(39,618)	(27,864)	(226,945)
Repayment of senior notes (non-cash)	—	—	(86,000)
Issuance of senior notes (non-cash)	—	—	86,000
(1)Net of underwriters' discounts and commissions.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Ellington Financial Operating Partnership LLC (the "Operating Partnership"), a 99.0% owned consolidated subsidiary of Ellington Financial Inc., was formed as a Delaware limited liability company on December 14, 2012 and commenced operations on January 1, 2013. All of Ellington Financial Inc.'s operations and business activities are conducted through the Operating Partnership. Ellington Financial Inc., the Operating Partnership, and their consolidated subsidiaries are hereafter collectively referred to as the "Company." All intercompany accounts are eliminated in consolidation.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is more than 50% likely to be realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or its open tax years. In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and its open tax years. The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. The Company recognizes interest and penalties, if any, related to uncertain tax positions, as income tax expense included in Income tax expense (benefit) on the Consolidated Statement of Operations.
(AA) Recent Accounting Pronouncements: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional guidance for a limited period meant to ease the potential burden in accounting for, or recognizing the effects of, reform to LIBOR and certain other reference rates. The standard became effective for all entities beginning on March 12, 2020 and may be elected over time. However, ASU 2020-04 is only applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, and that were entered into or evaluated prior to January 1, 2023. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications apply to derivatives that are affected by the reform to LIBOR. The amendments in this update became effective immediately for all entities. ASU 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates, and it is currently evaluating the impact that the adoption of ASU 2020-04 would have on the consolidated financial statements.

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of December 31, 2021 and 2020:
December 31, 2021:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$1,686,906	$9,710	$1,696,616
Non-Agency RMBS	—	81,666	134,888	216,554
CMBS	—	12,509	13,134	25,643
CLOs	—	35,651	26,678	62,329
Asset-backed securities, backed by consumer loans	—	—	73,108	73,108
Corporate debt securities	—	356	5,198	5,554
Corporate equity securities	—	—	7,556	7,556
Loans, at fair value:
Residential mortgage loans	—	—	2,016,228	2,016,228
Commercial mortgage loans	—	—	326,197	326,197
Consumer loans	—	—	62,365	62,365
Corporate loans	—	—	10,531	10,531
Investment in unconsolidated entities, at fair value	—	—	195,643	195,643
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	303	303
Credit default swaps on asset-backed indices	—	1,751	—	1,751
Credit default swaps on corporate bond indices	—	156	—	156
Interest rate swaps	—	13,993	—	13,993
TBAs	—	1,229	—	1,229
Options	—	278	—	278
Warrants	—	706	—	706
Futures	478	—	—	478
Total assets	$478	$1,835,201	$2,881,539	$4,717,218
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(120,525)	$—	$(120,525)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(39)	—	(39)
Credit default swaps on corporate bonds	—	(99)	—	(99)
Credit default swaps on corporate bond indices	—	(1,870)	—	(1,870)
Interest rate swaps	—	(9,098)	—	(9,098)
TBAs	—	(909)	—	(909)
Futures	(75)	—	—	(75)
Forwards	—	(208)	—	(208)
Other secured borrowings, at fair value	—	—	(984,168)	(984,168)
Total liabilities	$(75)	$(132,748)	$(984,168)	$(1,116,991)

December 31, 2020:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$947,780	$11,663	$959,443
Non-Agency RMBS	—	76,276	127,838	204,114
CMBS	—	54,505	63,148	117,653
CLOs	—	70,171	111,100	181,271
Asset-backed securities, backed by consumer loans	—	—	44,925	44,925
Corporate debt securities	—	1,107	4,082	5,189
Corporate equity securities	—	—	1,590	1,590
Loans, at fair value:
Residential mortgage loans	—	—	1,187,069	1,187,069
Commercial mortgage loans	—	—	213,031	213,031
Consumer loans	—	—	47,525	47,525
Corporate loans	—	—	5,855	5,855
Investment in unconsolidated entities, at fair value	—	—	141,620	141,620
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	347	347
Credit default swaps on asset-backed indices	—	2,184	—	2,184
Credit default swaps on corporate bond indices	—	3,420	—	3,420
Interest rate swaps	—	8,519	—	8,519
TBAs	—	962	—	962
Total return swaps	—	—	9	9
Warrants	—	36	—	36
Futures	2	—	—	2
Total assets	$2	$1,164,960	$1,959,802	$3,124,764
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(38,424)	$—	$(38,424)
Corporate debt securities	—	(218)	—	(218)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(130)	—	(130)
Credit default swaps on corporate bonds	—	(747)	—	(747)
Credit default swaps on corporate bond indices	—	(6,438)	—	(6,438)
Interest rate swaps	—	(15,174)	—	(15,174)
TBAs	—	(925)	—	(925)
Futures	(376)	—	—	(376)
Forwards	—	(279)	—	(279)
Total return swaps	—	—	(484)	(484)
Other secured borrowings, at fair value	—	—	(754,921)	(754,921)
Total liabilities	$(376)	$(62,335)	$(755,405)	$(818,116)

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2021 and 2020:
December 31, 2021:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$89,344	Market Quotes	Non Binding Third-Party Valuation	$0.34	$222.87	$85.17
	45,544	Discounted Cash Flows
	134,888		Yield(1)	—%	38.6%	6.8%
			Projected Collateral Prepayments	—%	74.4%	39.1%
			Projected Collateral Losses	—%	82.9%	22.5%
			Projected Collateral Recoveries	—%	91.5%	17.5%
Non-Agency CMBS	12,866	Market Quotes	Non Binding Third-Party Valuation	$7.00	$90.77	$56.98
	268	Discounted Cash Flows
	13,134		Yield	7.6%	26.3%	10.3%
			Projected Collateral Losses	—%	6.5%	2.3%
			Projected Collateral Recoveries	10.0%	100.0%	95.0%
CLOs	18,664	Market Quotes	Non Binding Third-Party Valuation	$14.00	$99.75	$54.99
	8,014	Discounted Cash Flows
	26,678		Yield(2)	9.0%	292.1%	32.8%
			Projected Collateral Prepayments	13.4%	94.5%	91.3%
			Projected Collateral Losses	1.9%	68.9%	4.4%
			Projected Collateral Recoveries	1.3%	17.8%	3.4%
Agency interest only RMBS	3,558	Market Quotes	Non Binding Third-Party Valuation	$0.72	$20.36	$7.31
	6,152	Option Adjusted Spread ("OAS")
	9,710		LIBOR OAS(3)(4)	135	19,247	683
			Projected Collateral Prepayments	49.5%	100.0%	78.8%
ABS backed by consumer loans	73,108	Discounted Cash Flows	Yield	9.5%	22.8%	15.7%
			Projected Collateral Prepayments	0.0%	11.6%	9.0%
			Projected Collateral Losses	1.0%	31.1%	20.9%
Corporate debt and equity	12,754	Discounted Cash Flows	Yield	8.1%	44.3%	14.7%

Performing and re-performing residential mortgage loans	933	Recent Transactions	Transaction Price	n/a	n/a	n/a
	951,723	Discounted Cash Flows
	952,656		Yield	0.9%	57.5%	4.7%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Securitized residential mortgage loans(5)(6)	$1,003,164	Market Quotes	Non Binding Third-Party Valuation	$88.36	$102.14	$99.83
	38,381	Discounted Cash Flows
	1,041,545		Yield	1.3%	23.5%	4.2%
Non-performing residential mortgage loans	22,027	Discounted Cash Flows	Yield	0.8%	35.9%	11.5%
			Recovery Amount	0.5%	174.8%	34.8%
			Months to Resolution	5.8	100.8	29.5
Performing commercial mortgage loans	310,735	Discounted Cash Flows	Yield	5.1%	10.6%	7.2%
Non-performing commercial mortgage loans	15,462	Discounted Cash Flows	Yield	10.6%	10.6%	10.6%
			Recovery Amount	100.2%	100.2%	100.2%
			Months to Resolution	1.8	1.8	1.8
Consumer loans	62,365	Discounted Cash Flows	Yield	5.2%	75.6%	9.3%
			Projected Collateral Prepayments	0.0%	28.4%	14.1%
			Projected Collateral Losses	0.9%	86.6%	9.7%
Corporate loans	7,000	Market Quotes	Non Binding Third-Party Valuation	$100.00	$100.00	$100.00
	3,531	Discounted Cash Flows
	10,531		Yield	3.0%	21.9%	16.1%
Investment in unconsolidated entities—Loan origination entities	123,779	Enterprise Value	Equity Price-to-Book(7)	1.2x	1.9x	1.5x
Investment in unconsolidated entities—Other	57,828	Enterprise Value	Net Asset Value	n/a	n/a	n/a
Investment in unconsolidated entities—Loan origination entities	14,036	Recent Transactions	Transaction Price	n/a	n/a	n/a
	195,643
Credit default swaps on asset-backed securities	303	Net Discounted Cash Flows	Projected Collateral Prepayments	33.9%	41.9%	40.1%
			Projected Collateral Losses	6.5%	8.8%	7.0%
			Projected Collateral Recoveries	11.2%	11.4%	11.3%
Other secured borrowings, at fair value(5)	(984,168)	Market Quotes	Non Binding Third-Party Valuation	$93.34	$102.14	$99.94
			Yield	1.8%	2.5%	2.1%
			Projected Collateral Prepayments	—%	97.2%	68.1%
(1)For the range minimum, the range maximum, and the weighted average yield, excludes non-Agency RMBS with a negative yield, with a total fair value of $2.1 million. Including these securities the weighted average yield was 6.5%.
(2)For the range minimum, the range maximum, and the weighted average yield, excludes CLOs with a negative yield, with a total fair value of $14 thousand. Including these securities the weighted average yield was 32.7%.
(3)Shown in basis points.
(4)For range minimum, range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $2.1 million. Including these securities the weighted average was 485 basis points.
(5)Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(6)Includes $8.8 million of non-performing securitized residential mortgage loans.
(7)Represents an estimation of where market participants might value an enterprise on a price-to-book basis.

December 31, 2020:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$70,619	Market Quotes	Non Binding Third-Party Valuation	$9.53	$204.61	$85.70
	57,219	Discounted Cash Flows
	127,838		Yield(1)	0.7%	52.6%	7.4%
			Projected Collateral Prepayments	—%	99.1%	45.3%
			Projected Collateral Losses	0.4%	72.6%	18.4%
			Projected Collateral Recoveries	—%	79.1%	16.8%
Non-Agency CMBS	53,199	Market Quotes	Non Binding Third-Party Valuation	$4.79	$98.00	$65.20
	9,949	Discounted Cash Flows
	63,148		Yield	3.7%	26.3%	8.7%
			Projected Collateral Losses	0.7%	10.7%	3.6%
			Projected Collateral Recoveries	72.4%	96.1%	90.6%
CLOs	102,910	Market Quotes	Non Binding Third-Party Valuation	$2.00	$330.00	$88.66
	8,190	Discounted Cash Flows
	111,100		Yield	3.4%	35.4%	10.5%
			Projected Collateral Prepayments	41.2%	97.7%	65.7%
			Projected Collateral Losses	1.7%	28.9%	11.2%
			Projected Collateral Recoveries	0.6%	15.2%	7.9%
Agency interest only RMBS	4,844	Market Quotes	Non Binding Third-Party Valuation	$1.91	$18.91	$8.38
	6,819	Option Adjusted Spread ("OAS")
	11,663		LIBOR OAS(2)(3)	297	2,886	914
			Projected Collateral Prepayments	8.3%	100.0%	75.9%
ABS backed by consumer loans	97	Market Quotes	Non Binding Third-Party Valuation	$96.51	$98.43	$97.33
	44,828	Discounted Cash Flows
	44,925		Yield	12.6%	27.5%	15.6%
			Projected Collateral Prepayments	0.0%	11.6%	7.7%
			Projected Collateral Losses	1.0%	21.1%	17.1%
Corporate debt and equity	5,672	Discounted Cash Flows	Yield	8.1%	10.8%	9.7%
Performing and re-performing residential mortgage loans	338,265	Discounted Cash Flows	Yield	2.5%	28.5%	5.4%
	15,659	Recent Transactions	Transaction Price	$60.00	$103.88	$103.44
	353,924
Securitized residential mortgage loans(4)(5)	783,162	Market Quotes	Non Binding Third-Party Valuation	$5.34	$105.61	$100.22
	18,182	Discounted Cash Flows
	801,343		Yield	—%	38.7%	4.4%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(Continued)	(In thousands)
Non-performing residential mortgage loans	$31,802	Discounted Cash Flows	Yield	1.2%	41.0%	12.1%
			Recovery Amount	0.9%	1713.0%	30.6%
			Months to Resolution	0.0	106.6	30.0
Performing commercial mortgage loans	181,545	Discounted Cash Flows	Yield	3.7%	9.7%	8.1%
Non-performing commercial mortgage loans	31,486	Discounted Cash Flows	Yield	8.6%	14.6%	10.8%
			Recovery Amount	100.0%	102.4%	100.8%
			Months to Resolution	1.8	5.8	3.7
Consumer loans	47,525	Discounted Cash Flows	Yield	7.8%	28.1%	11.2%
			Projected Collateral Prepayments	0.0%	36.0%	17.3%
			Projected Collateral Losses	0.9%	86.6%	9.4%
Corporate loans	5,855	Market Quotes	Non Binding Third-Party Valuation	$100.00	$100.00	$100.00
			Yield	21.1%	21.1%	21.1%
Investment in unconsolidated entities—Loan Originators(6)	79,536	Enterprise Value	Equity Price-to-Book(7)	1.4x	6.2x	1.8x
Investment in unconsolidated entities—Other(6)	62,084	Enterprise Value	Net Asset Value	n/a	n/a	n/a
	141,620
Total return swaps—asset	9	Discounted Cash Flows	Yield	22.0%	22.0%	22.0%
Credit default swaps on asset-backed securities	347	Net Discounted Cash Flows	Projected Collateral Prepayments	32.7%	39.7%	38.1%
			Projected Collateral Losses	6.6%	10.8%	8.9%
			Projected Collateral Recoveries	13.9%	18.1%	15.6%
Total return swaps—liability	(484)	Discounted Cash Flows	Yield	16.8%	16.8%	16.8%
Other secured borrowings, at fair value(4)	(754,921)	Market Quotes	Non Binding Third-Party Valuation	$85.37	$105.61	$102.04
			Yield	1.6%	3.0%	2.6%
			Projected Collateral Prepayments	—%	75.3%	48.7%
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

The tables below includes a roll-forward of the Company's financial instruments for the years ended December 31, 2021, 2020, and 2019 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Year Ended December 31, 2021

(In thousands)	Beginning Balance as of December 31, 2020	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2021
Assets:
Securities, at fair value:
Agency RMBS	$11,663	$(3,565)	$882	$(1,924)	$2,889	$(1,533)	$3,683	$(2,385)	$9,710
Non-Agency RMBS	127,838	2,484	3,363	(3,735)	51,099	(49,406)	8,181	(4,936)	134,888
CMBS	63,148	434	4,329	5,000	902	(60,449)	389	(619)	13,134
CLOs	111,100	(1,580)	935	18,843	104	(78,892)	1,544	(25,376)	26,678
Asset-backed securities backed by consumer loans	44,925	(5,537)	(1,881)	(2,122)	77,713	(39,990)	—	—	73,108
Corporate debt securities	4,082	—	1,818	212	4,224	(5,138)	—	—	5,198
Corporate equity securities	1,590	—	324	1,783	5,829	(1,970)	—	—	7,556
Loans, at fair value:
Residential mortgage loans	1,187,069	(13,746)	(423)	(20,204)	1,546,371	(682,839)	—	—	2,016,228
Commercial mortgage loans	213,031	(8)	304	(271)	403,078	(289,937)	—	—	326,197
Consumer loans	47,525	(7,633)	(1,415)	(5)	58,010	(34,117)	—	—	62,365
Corporate loan	5,855	—	—	—	11,334	(6,658)	—	—	10,531
Investments in unconsolidated entities, at fair value	141,620	—	5,510	52,594	168,757	(172,838)	—	—	195,643
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	347	—	34	(44)	15	(49)	—	—	303
Total return swaps	9	—	170	(9)	—	(170)	—	—	—
Total assets, at fair value	$1,959,802	$(29,151)	$13,950	$50,118	$2,330,325	$(1,423,986)	$13,797	$(33,316)	$2,881,539
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$(484)	$—	$(1,427)	$484	$1,427	$—	$—	$—	$—
Other secured borrowings, at fair value	(754,921)	—	—	15,843	583,874	(828,964)	—	—	(984,168)
Total liabilities, at fair value	$(755,405)	$—	$(1,427)	$16,327	$585,301	$(828,964)	$—	$—	$(984,168)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2021, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2021. For Level 3 financial instruments held by the Company at December 31, 2021, change in net unrealized gain (loss) of $7.0 million, $(20.5) million, $51.7 million, $(43) thousand, and $15.8 million, for the year ended December 31, 2021 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, and other secured borrowings, at fair value, respectively.
At December 31, 2021, the Company transferred $33.3 million of assets from Level 3 to Level 2 and $13.8 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Year Ended December 31, 2020

(In thousands)	Beginning Balance as of December 31, 2019	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2020
Assets:
Securities, at fair value:
Agency RMBS	$19,904	$(7,903)	$722	$3,175	$8,307	$(5,046)	$1,083	$(8,579)	$11,663
Non-Agency RMBS	89,581	1,557	1,009	(1,283)	64,362	(40,841)	17,425	(3,972)	127,838
CMBS	29,805	813	62	(2,477)	52,915	(38,553)	20,583	—	63,148
CLOs	44,979	2,185	(8,862)	(13,132)	48,120	(6,747)	53,052	(8,495)	111,100
Asset-backed securities backed by consumer loans	48,610	(4,986)	(138)	(1,245)	30,899	(28,215)	—	—	44,925
Corporate debt securities	1,113	—	914	1,068	5,668	(4,681)	—	—	4,082
Corporate equity securities	1,394	—	7	(165)	366	(12)	—	—	1,590
Loans, at fair value:
Residential mortgage loans	932,203	(6,445)	(165)	11,593	594,397	(344,514)	—	—	1,187,069
Commercial mortgage loans	274,759	128	135	(166)	121,844	(183,669)	—	—	213,031
Consumer loans	186,954	(24,586)	(4,843)	(2,891)	141,245	(248,354)	—	—	47,525
Corporate loan	18,510	—	—	—	1,445	(14,100)	—	—	5,855
Investment in unconsolidated entities, at fair value	71,850	—	424	37,509	61,589	(29,752)	—	—	141,620
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	993	—	(5,451)	5,402	24	(621)	—	—	347
Total return swaps	620	—	288	(611)	126	(414)	—	—	9
Total assets, at fair value	$1,721,275	$(39,237)	$(15,898)	$36,777	$1,131,307	$(945,519)	$92,143	$(21,046)	$1,959,802
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$(436)	$—	$(551)	$(48)	$592	$(41)	$—	$—	$(484)
Other secured borrowings, at fair value(3)	(594,396)	—	—	(9,316)	305,828	(457,037)	—	—	(754,921)
Total liabilities, at fair value	$(594,832)	$—	$(551)	$(9,364)	$306,420	$(457,078)	$—	$—	$(755,405)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
(3)Conformed to current period presentation.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2020, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2020. For Level 3 financial instruments held by the Company at December 31, 2020, change in net unrealized gain (loss) of $(33.3) million, $8.6 million, $37.1 million, $0.5 million, $(0.5) million, and $(9.3) million, for the year ended December 31, 2020 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, and other secured borrowings, at fair value, respectively.
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

Year Ended December 31, 2019

(In thousands)	Beginning Balance as of January 1, 2019	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2019
Assets:
Securities, at fair value:
Agency RMBS	$7,293	$(3,464)	$(1,787)	$808	$13,818	$(1,306)	$5,370	$(828)	$19,904
Non-Agency RMBS	91,291	270	5,636	(3,654)	21,512	(33,664)	15,354	(7,164)	89,581
CMBS	803	16	180	(246)	31,464	(5,271)	2,859	—	29,805
CLOs	14,915	(268)	(3,190)	2,329	25,531	(5,112)	11,984	(1,210)	44,979
Asset-backed securities backed by consumer loans	22,800	(2,520)	(891)	873	42,137	(13,789)	—	—	48,610
Corporate debt securities	6,318	22	(1,341)	188	11,024	(15,098)	—	—	1,113
Corporate equity securities	1,534	—	(1,807)	205	1,462	—	—	—	1,394
Loans, at fair value:
Residential mortgage loans	496,830	(6,081)	1,466	8,800	661,813	(230,625)	—	—	932,203
Commercial mortgage loans	195,301	(282)	2,412	(2,083)	175,689	(96,278)	—	—	274,759
Consumer loans	183,961	(28,521)	(6,291)	3,000	183,994	(149,189)	—	—	186,954
Corporate loan	—	36	—	(36)	18,510	—	—	—	18,510
Investment in unconsolidated entities, at fair value	72,298	—	1,545	8,664	42,173	(52,830)	—	—	71,850
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	1,472	—	528	(479)	33	(561)	—	—	993
Total return swaps	—	—	160	620	—	(160)	—	—	620
Total assets, at fair value	$1,094,816	$(40,792)	$(3,380)	$18,989	$1,229,160	$(603,883)	$35,567	$(9,202)	$1,721,275
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$—	$—	$(15)	$(436)	$15	$—	$—	$—	$(436)
Other secured borrowings, at fair value(3)	(297,948)	—	—	(760)	182,291	(477,979)	—	—	(594,396)
Total liabilities, at fair value	$(297,948)	$—	$(15)	$(1,196)	$182,306	$(477,979)	$—	$—	$(594,832)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
(3)Conformed to current period presentation.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2019, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2019. For Level 3 financial instruments held by the Company at December 31, 2019, change in net unrealized gain (loss) of $2.4 million, $11.5 million, $5.2 million, $0.1 million, $(0.4) million, and $(0.8) million, for the year ended December 31, 2019 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, and other secured borrowings, at fair value, respectively.
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

The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	As of
	December 31, 2021		December 31, 2020
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$92,661	$92,661	$111,647	$111,647
Restricted cash	175	175	175	175
Due from brokers	93,549	93,549	63,147	63,147
Reverse repurchase agreements	123,250	123,250	38,640	38,640
Liabilities:
Repurchase agreements	2,469,763	2,469,763	1,496,931	1,496,931
Other secured borrowings	96,622	96,622	51,062	51,062
Senior notes, net	86,249	85,802	86,000	85,561
Due to brokers	2,233	2,233	5,059	5,059
Cash and cash equivalents generally includes cash held in interest bearing overnight accounts, for which fair value equals the carrying value, and investments which are liquid in nature, such as investments in money market accounts or U.S. Treasury Bills, for which fair value equals the carrying value; such assets are considered Level 1. Restricted cash includes cash held in a segregated account for which fair value equals the carrying value; such assets are considered Level 1. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; fair value of these items is approximated by carrying value and such items are considered Level 1. The Company's reverse repurchase agreements, repurchase agreements, and other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements, repurchase agreements, and other secured borrowings are classified as Level 2 based on the adequacy of the collateral and their short term nature. Senior notes, net are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments. As of December 31, 2021 and 2020, the estimated fair value of the Company's Senior notes was based on a third-party valuation.

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of December 31, 2021 and 2020.
December 31, 2021:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$223,140	$10,668	$233,808	$696	$(1,953)	$232,551	2.65%	1.44%	4.45
20-year fixed-rate mortgages	46,353	2,800	49,153	16	(1,280)	47,889	2.42%	1.31%	5.62
30-year fixed-rate mortgages	1,265,499	59,047	1,324,546	8,187	(12,311)	1,320,422	3.01%	2.13%	7.00
Adjustable rate mortgages	9,131	566	9,697	25	(266)	9,456	3.15%	2.12%	4.62
Reverse mortgages	50,601	3,215	53,816	300	(1,106)	53,010	3.06%	2.21%	4.17
Interest only securities	n/a	n/a	32,607	3,371	(2,690)	33,288	3.46%	8.91%	4.33
Non-Agency RMBS	326,762	(130,015)	196,747	10,276	(5,418)	201,605	4.17%	6.15%	3.99
CMBS	46,873	(23,570)	23,303	469	(892)	22,880	2.84%	7.00%	7.85
Non-Agency interest only securities	n/a	n/a	16,701	1,405	(394)	17,712	0.64%	14.71%	5.43
CLOs	n/a	n/a	70,444	5,919	(14,034)	62,329	3.59%	8.94%	3.11
ABS backed by consumer loans	118,154	(43,139)	75,015	1,242	(3,149)	73,108	11.65%	14.80%	1.30
Corporate debt	28,565	(24,425)	4,140	1,723	(309)	5,554	0.65%	7.50%	1.96
Corporate equity	n/a	n/a	5,788	2,691	(923)	7,556	n/a	n/a	n/a
Total Long	2,115,078	(144,853)	2,095,765	36,320	(44,725)	2,087,360	3.37%	3.37%	5.90
Short:
U.S. Treasury securities	(93,750)	1,421	(92,329)	406	(267)	(92,190)	1.13%	1.31%	7.81
European sovereign bonds	(28,086)	170	(27,916)	156	(575)	(28,335)	0.01%	0.05%	3.18
Total Short	(121,836)	1,591	(120,245)	562	(842)	(120,525)	0.87%	1.02%	6.73
Total	$1,993,242	$(143,262)	$1,975,520	$36,882	$(45,567)	$1,966,835	3.52%	3.24%	5.94
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

The following tables detail weighted average life of the Company's Agency RMBS as of December 31, 2021 and 2020.
December 31, 2021:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$45,956	$45,678	3.99%	$8,981	$8,466	3.10%
Greater than three years and less than seven years	950,723	955,157	3.24%	22,497	22,379	3.76%
Greater than seven years and less than eleven years	665,617	669,147	2.46%	1,810	1,762	1.46%
Greater than eleven years	1,032	1,038	1.99%	—	—	—%
Total	$1,663,328	$1,671,020	2.95%	$33,288	$32,607	3.46%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of December 31, 2021 and 2020.
December 31, 2021:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$96,277	$92,396	4.31%	$6,360	$5,504	0.85%	$110,953	$114,392	8.82%
Greater than three years and less than seven years	93,787	90,822	4.79%	2,187	2,141	0.12%	30,038	35,207	3.42%
Greater than seven years and less than eleven years	26,639	28,293	1.80%	9,165	9,056	0.63%	—	—	—%
Greater than eleven years	7,782	8,539	0.34%	—	—	—%	—	—	—%
Total	$224,485	$220,050	4.03%	$17,712	$16,701	0.64%	$140,991	$149,599	7.55%
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
The following table details the components of interest income by security type for the years ended December 31, 2021, 2020, and 2019:

	Year Ended
(In thousands)	December 31, 2021			December 31, 2020			December 31, 2019
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$58,495	$(24,642)	$33,853	$59,987	$(31,975)	$28,012	$62,103	$(24,731)	$37,372
Non-Agency RMBS and CMBS	13,987	3,423	17,410	15,257	5,775	21,032	13,855	2,782	16,637
CLOs	10,701	(1,035)	9,666	14,103	3,529	17,632	15,857	(1,599)	14,258
Other securities(1)	17,332	(5,538)	11,794	11,545	(4,986)	6,559	7,157	(2,468)	4,689
Total	$100,515	$(27,792)	$72,723	$100,892	$(27,657)	$73,235	$98,972	$(26,016)	$72,956
(1)Other securities includes ABS backed by consumer loans, corporate debt securities, and U.S. Treasury securities.
For the years ended December 31, 2021, 2020, and 2019 the Catch-Up Premium Amortization Adjustment was $1.3 million, $(4.5) million, and $(4.7) million, respectively.
The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the years ended December 31, 2021, 2020, and 2019.

(In thousands)	Year Ended December 31, 2021
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$963,052	$5,389	$(10,859)	$(5,470)
Non-Agency RMBS and CMBS	207,232	14,144	(2,723)	11,421
CLOs	130,747	4,163	(976)	3,187
Other securities(3)	194,025	2,588	(927)	1,661
Total	$1,495,056	$26,284	$(15,485)	$10,799
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(3.3) million for the year ended December 31, 2021, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

(In thousands)	Year Ended December 31, 2020
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$1,439,413	$16,260	$(3,481)	$12,779
Non-Agency RMBS and CMBS	145,323	13,692	(4,187)	9,505
CLOs	46,632	1,122	(4,251)	(3,129)
Other securities(3)	188,152	1,662	(9)	1,653
Total	$1,819,520	$32,736	$(11,928)	$20,808
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(17.7) million for the year ended December 31, 2020, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

(In thousands)	Year Ended December 31, 2019
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$1,010,251	$9,006	$(2,254)	$6,752
Non-Agency RMBS and CMBS	184,725	12,552	(4,869)	7,683
CLOs	62,063	1,286	(816)	470
Other securities(3)	636,886	1,113	2	1,115
Total	$1,893,925	$23,957	$(7,937)	$16,020
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(28.7) million for the year ended December 31, 2019, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.
The following tables present the fair value and gross unrealized losses of our long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost bases, by length of time that such securities have been in an unrealized loss position at December 31, 2021 and 2020.
December 31, 2021:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$1,083,017	$(15,190)	$39,124	$(1,815)	$1,122,141	$(17,005)
Non-Agency RMBS and CMBS	11,296	(802)	4,462	(1,850)	15,758	(2,652)
CLOs	624	(14)	1,302	(2,749)	1,926	(2,763)
Total	$1,094,937	$(16,006)	$44,888	$(6,414)	$1,139,825	$(22,420)

December 31, 2020:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$126,926	$(981)	$832	$(44)	$127,758	$(1,025)
Non-Agency RMBS and CMBS	20,474	(2,616)	2,599	(348)	23,073	(2,964)
CLOs	5,279	(753)	1,196	(1,131)	6,475	(1,884)
Other securities(1)	1,107	(8)	—	—	1,107	(8)
Total	$153,786	$(4,358)	$4,627	$(1,523)	$158,413	$(5,881)
(1)Other securities includes ABS backed by consumer loans, corporate debt and equity, and U.S. Treasury securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of December 31, 2021 and 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $17.5 million and $24.9 million, respectively, related to adverse changes in estimated future cash flows on its securities. Certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such securities; as of December 31, 2021 and 2020, the estimated credit losses on such securities was $0.3 million and $2.6 million, respectively.
The Company has determined for certain securities that a portion of such securities cost basis is not collectible. For the years ended December 31, 2021 and 2020, the Company recognized realized losses on these securities of $(3.3) million and $(17.7) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
For the year ended December 31, 2019, the Company recognized an impairment charge of $28.7 million on the cost basis of its securities, which is included in Realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, and corporate loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of December 31, 2021 and 2020:

	As of
(In thousands)	December 31, 2021		December 31, 2020
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$1,969,874	$2,016,228	$1,150,303	$1,187,069
Commercial mortgage loans	326,438	326,197	212,716	213,031
Consumer loans	59,881	62,365	48,180	47,525
Corporate loans	10,531	10,531	5,855	5,855
Total	$2,366,724	$2,415,321	$1,417,054	$1,453,480
The Company is subject to credit risk in connection with its investments in loans. The two primary components of credit risk are default risk, which is the risk that a borrower fails to make scheduled principal and interest payments, and severity risk, which is the risk of loss upon a borrower default on a mortgage loan or other secured or unsecured loan. Severity risk includes the risk of loss of value of the property or other asset, if any, securing the loan, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs. Credit risk in our loan portfolio can be amplified by exogenous shocks impacting our borrowers such as man-made or natural disasters, such as the COVID-19 pandemic.
The following table provides details, by loan type, for loans that are 90 days or more past due as of December 31, 2021 and 2020:

	As of
	December 31, 2021		December 31, 2020
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$36,528	$33,288	$64,509	$60,381
Commercial mortgage loans	15,500	15,462	44,233	44,052
Consumer loans	600	589	1,015	930

Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of December 31, 2021 and 2020.
December 31, 2021:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$1,958,807	$45,462	$2,004,269	$13,792	$(13,173)	$2,004,888	5.63%	4.67%	2.06
Residential mortgage loans, held-for-sale	11,067	(1,423)	9,644	1,707	(11)	11,340	4.58	5.94%	0.08
Total residential mortgage loans	$1,969,874	$44,039	$2,013,913	$15,499	$(13,184)	$2,016,228	5.63%	4.68%	2.05
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.042 billion of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $11.5 million and $(3.7) million of gross unrealized gains and gross unrealized losses, respectively. See Residential Mortgage Loan Securitizations in Note 10 for additional information.
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
(2)Includes $801.3 million of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $24.8 million and $(0.1) million of gross unrealized gains and gross unrealized losses, respectively. See Residential Mortgage Loan Securitizations in Note 10 for additional information.

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of December 31, 2021 and 2020:

Property Location by U.S. State	December 31, 2021	December 31, 2020
California	40.2%	43.1%
Florida	14.9%	14.8%
Texas	11.9%	10.2%
Utah	2.9%	1.7%
Massachusetts	2.2%	2.6%
Arizona	2.1%	2.0%
Colorado	2.0%	3.1%
Illinois	2.0%	1.8%
Nevada	1.9%	1.9%
Oregon	1.8%	2.2%
North Carolina	1.8%	1.1%
New York	1.7%	1.6%
Tennessee	1.6%	0.8%
Georgia	1.5%	1.3%
Washington	1.5%	1.4%
Connecticut	1.2%	0.9%
New Jersey	1.1%	1.4%
Maryland	0.7%	1.0%
Other	7.0%	7.1%
	100.0%	100.0%
The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of December 31, 2021 and 2020.

	As of
	December 31, 2021		December 31, 2020
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$20,712	$20,611	$18,120	$16,741
Non-performing	33,949	30,806	62,009	58,169
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. As of December 31, 2021 and 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $3.0 million and $2.2 million, respectively, related to adverse changes in estimated future cash flows on its residential mortgage loans. Certain of the Company's residential mortgage loans, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such loans; as of December 31, 2021 and 2020, the estimated credit losses on such loans was $0.1 million and $0.2 million, respectively.
The Company has determined for certain of its residential mortgage loans that a portion of such loans' cost basis is not collectible. For the years ended December 31, 2021 and 2020, the Company recognized realized losses on these loans of $(33) thousand and $(0.8) million, respectively. Such losses are reflected in Realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
For the year ended December 31, 2019, the Company recognized an impairment charge of $0.9 million on the cost basis of its residential mortgage loans, which is included in Realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
As of December 31, 2021 and 2020, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $8.1 million and $14.9 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of December 31, 2021 and 2020:
December 31, 2021:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$326,438	$—	$326,438	$76	$(317)	$326,197	7.05%	6.99%	1.33
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $15.5 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of December 31, 2021 and 2020:

Property Location by U.S. State	December 31, 2021	December 31, 2020
Florida	32.3%	23.8%
New York	13.5%	15.2%
Arizona	9.3%	4.3%
Tennessee	7.7%	—%
Ohio	7.3%	7.3%
Missouri	7.0%	7.9%
North Carolina	5.9%	2.2%
New Jersey	5.1%	5.8%
Michigan	4.9%	—%
Connecticut	3.5%	11.2%
New Hampshire	3.5%	—%
Massachusetts	—%	6.1%
California	—%	5.9%
Virginia	—%	4.2%
Indiana	—%	2.8%
Nevada	—%	1.9%
Illinois	—%	1.4%
	100.0%	100.0%
As of December 31, 2021, the Company had one non-performing commercial mortgage loan with an unpaid principal balance and fair value of $15.5 million and $15.5 million, respectively. As of December 31, 2020, the Company had three non-performing commercial mortgage loans with an unpaid principal balance and fair value of $31.8 million and $31.5 million, respectively.
As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of December 31, 2021 and 2020, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $0.3 million and $0.4 million, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
As of December 31, 2020, the Company had one commercial mortgage loan with a fair value of $10.5 million that was in the process of foreclosure. The Company did not have any commercial mortgage loans in the process of foreclosure as of December 31, 2021.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of December 31, 2021 and 2020:
December 31, 2021:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$59,881	$3,212	$63,093	$809	$(1,537)	$62,365	0.94	4
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of December 31, 2021 and 2020:

Days Past Due	December 31, 2021	December 31, 2020
Current	96.0%	90.4%
30-59 Days	1.7%	3.4%
60-89 Days	1.3%	3.3%
90-119 Days	1.0%	2.8%
>120 Days	—%	0.1%
	100.0%	100.0%
During the years ended December 31, 2021 and 2020, the Company charged off $3.6 million and $20.9 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of December 31, 2021 and 2020, the Company held charged-off consumer loans with an aggregate fair value of $0.3 million and $0.6 million, respectively, for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of December 31, 2021 and 2020, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $1.3 million and $2.9 million, respectively, on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the years ended December 31, 2021 and 2020, the Company recognized realized losses on these loans of $(1.4) million and $(3.2) million, respectively.
For the year ended December 31, 2019, the Company recognized an impairment charge of $6.3 million on the cost basis of its consumer loan pools, which is included in Realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.

Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of December 31, 2021 and 2020:
December 31, 2021:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$10,531	$10,531	16.14%	4.01
(1)See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2020:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$5,855	$5,855	20.00%	1.75
(1)See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
6. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of December 31, 2021 and 2020, the Company's investments in unconsolidated entities had an aggregate fair value of $195.6 million and $141.6 million, respectively, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the years ended December 31, 2021, 2020, and 2019, the Company recognized $58.1 million, $37.9 million, $10.2 million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Consolidated Statement of Operations. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of December 31, 2021 and 2020, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $63.9 million and $32.7 million, respectively.
The following table provides details about the Company's investments in unconsolidated entities as of December 31, 2021 and 2020:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	December 31, 2021	December 31, 2020
Loan Originators:
Longbridge Financial, LLC(1)	Preferred shares	49.6%	49.6%
LendSure Mortgage Corp.(1)(2)	Common shares	49.9%	49.9%
Other(1)(3)	Various	31.5%-80.0%	29.5%
Co-investments with Ellington affiliate(s)(1):
Elizon DB 2015-1 LLC(4)(5)	Membership Interest	3.4%	8.9%
Elizon NM CRE 2020-1 LLC(4)(6)	Membership Interest	20.5%	—%
Elizon CH CRE 2021-1 LLC(4)(7)	Membership Interest	30.5%	—%
Elizon TCG SBC 2017-1(4)	Membership Interest	—%	36.0%
Other(4)	Membership Interest	16.8%	13.4%
Equity investments in securitization-related risk retention vehicles(8)	Membership Interest	56.3%	51.0%–56.3%
Other:
Jepson Holdings Limited(1)(4)	Membership Interest	19.6%	30.1%
Other(1)(4)(9)	Various	8.0%-79.0%	7.4%–9.9%

(1)See Note 13 for additional details on the Company's related party transactions.
(2)Excludes investment in warrants convertible into non-voting common shares; including such warrants the Company's additional non-voting stake in the entity was 13.8% and 15.0% as of December 31, 2021 and 2020, respectively. See Note 13 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
(3)Excludes investment in non-voting common shares of a loan originator; including such shares the Company's additional non-voting stake in such entity was 16.4% as of December 31, 2021. There were no additional non-voting shares held by the Company at December 31, 2020. See Note 13 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
(4)The Company has evaluated this entity and determined that it meets the definition of a VIE. The Company evaluated its interest in the VIE and determined that the Company does not have the power to direct the activities of the VIE and does not have control of the underlying assets, where applicable. As a result, the Company determined that it is not the primary beneficiary of this VIE and therefore has not consolidated the VIE.
(5)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 47.5% and 58.2% as of December 31, 2021 and 2020, respectively.
(6)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 31.0% as of December 31, 2021.
(7)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 44.8% as of December 31, 2021.
(8)Includes interest in Consumer Risk Retention Vehicle, as defined in Note 10—Participation in Multi-Seller Consumer Loan Securitization. The Company has evaluated this entity and determined that it does not meet the definition of a VIE. The Company evaluated its interest in the entity under the voting interest model outlined in ASC 810, and has determined that the Company does not control this entity. As a result, the Company has not consolidated the entity. See Note 10 for additional details on the Company's securitization transactions.
(9)Includes interest in warehouse facilities; see Note 13—Participation in CLO Transactions, for additional details.
The Company's investment in Longbridge Financial, LLC, or "Longbridge," was considered significant pursuant to Regulation S-X for the year ended December 31, 2020. As a result the audited financial statements of Longbridge for the year ended December 31, 2021 have been provided in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021. For the years ended December 31, 2021, 2020, and 2019, the Company recognized $13.9 million, $32.4 million, and $0.9 million, respectively, of unrealized gains from its investment in Longbridge. As of December 31, 2021 and 2020, the fair value of the Company's investment in Longbridge was $74.5 million and $60.6 million, respectively, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
The Company's investment in LendSure Mortgage Corp., or "LendSure," was considered significant pursuant to Regulation S-X for the year ended December 31, 2021. As a result the audited financial statements of LendSure for the year ended December 31, 2021 have been provided in Exhibit 99.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021. For the years ended December 31, 2021, 2020, and 2019, the Company recognized $30.0 million, $3.9 million, and $1.7 million, respectively, of unrealized gains from its investment in LendSure. As of December 31, 2021 and 2020, the fair value of the Company's investment in LendSure was $45.5 million and $15.5 million, respectively, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
The following table provides a summary of the combined financial position of the unconsolidated entities, excluding Longbridge and LendSure, as of December 31, 2021 and 2020, in which the Company has an investment:

	December 31, 2021	December 31, 2020(1)
	(In thousands)
Assets
Investments in securities, loans, and REO(2)	$424,203	$225,212
Other assets	40,554	39,873
Total assets	$464,757	$265,085
Liabilities
Borrowings	$307,725	$63,625
Other liabilities	4,935	11,227
Total liabilities	312,660	74,852
Equity	152,097	190,233
Total liabilities and equity	$464,757	$265,085
(1)Conformed to current period presentation. Longbridge's and LendSure's financial information has been excluded as they are considered significant pursuant to Regulation S-X for certain of the periods shown.
(2)Includes investments carried as the lower of cost or fair value as well as investments where the unconsolidated entity has elected the FVO.

The following table provides a summary of the combined results of operations of the unconsolidated entities, excluding Longbridge and LendSure, for the years ended December 31, 2021, 2020, and 2019, in which the Company has an investment:

	Year Ended December 31,
	2021	2020(1)	2019(1)
	(In thousands)
Net Interest Income
Interest income	$53,400	$6,657	$20,876
Interest expense	(5,078)	(1,967)	(7,625)
Total net interest income	48,322	4,690	13,251
Other Income (Loss)
Realized and unrealized gains (losses) on securities, loans, and REO, net	(35,814)	(16,020)	13,108
Other, net	12,304	5,379	6,568
Total other income (loss)	(23,510)	(10,641)	19,676
Total expenses	16,330	8,111	10,343
Net Income (Loss)	$8,482	$(14,062)	$22,584
(1)Conformed to current period presentation. Longbridge's and LendSure's financial information has been excluded as they are considered significant pursuant to Regulation S-X for certain of the periods shown.
7. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the years ended December 31, 2021, 2020, and 2019:

	Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
	Number of Properties	Carrying Value	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)		(In thousands)
Beginning Balance (December 31, 2020, December 31, 2019, and January 1, 2019, respectively)	13	$23,598	15	$30,584	20	$30,778
Transfers from mortgage loans	7	14,033	10	3,384	8	22,577
Capital expenditures and other adjustments to cost		2,209		191		240
Adjustments to record at the lower of cost or fair value		(2,697)		(1,053)		(1,002)
Disposals	(13)	(12,462)	(12)	(9,508)	(13)	(22,009)
Ending Balance (December 31, 2021, 2020, and 2019, respectively)	7	$24,681	13	$23,598	15	$30,584
During the year ended December 31, 2021, the Company sold thirteen REO properties, realizing a net gain (loss) of approximately $1.7 million. During the year ended December 31, 2020, the Company sold twelve REO properties, realizing a net gain (loss) of approximately $15 thousand. During the year ended December 31, 2019, the Company sold thirteen REO properties, realizing a net gain (loss) of approximately $2.3 million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Consolidated Statement of Operations. As of December 31, 2021 and 2020 all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $23.9 million and $22.4 million were measured at fair value on a non-recurring basis as of December 31, 2021 and 2020, respectively.
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
The following table details the fair value of the Company's holdings of financial derivatives as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$522	$961
TBA securities sale contracts	707	1
Fixed payer interest rate swaps	11,871	125
Fixed receiver interest rate swaps	2,122	8,394
Credit default swaps on asset-backed securities	303	347
Credit default swaps on asset-backed indices	1,751	2,184
Credit default swaps on corporate bond indices	156	3,420
Total return swaps	—	9
Options	278	—
Futures	478	2
Warrants	706	36
Total financial derivatives–assets, at fair value	18,894	15,479
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(135)	—
TBA securities sale contracts	(774)	(925)
Fixed payer interest rate swaps	(6,567)	(15,109)
Fixed receiver interest rate swaps	(2,531)	(65)
Credit default swaps on asset-backed indices	(39)	(130)
Credit default swaps on corporate bonds	(99)	(747)
Credit default swaps on corporate bond indices	(1,870)	(6,438)
Total return swaps	—	(484)
Futures	(75)	(376)
Forwards	(208)	(279)
Total financial derivatives–liabilities, at fair value	(12,298)	(24,553)
Total	$6,596	$(9,074)

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of December 31, 2021 and 2020:
December 31, 2021:

			Weighted Average
	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$64,100	$(282)	0.99%	0.18%	0.18
2023	771,110	1,488	0.58	0.19	1.52
2024	314,762	3,685	0.43	0.16	2.23
2025	14,993	426	0.49	0.16	3.81
2026	30,625	481	0.89	0.15	4.48
2027	14,732	448	0.80	0.19	5.60
2028	149,524	470	1.33	0.17	6.55
2029	19,152	(801)	1.98	0.16	7.55
2030	9,585	291	1.09	0.18	8.23
2031	122,509	535	1.45	0.17	9.47
2035	500	38	0.78	0.08	13.81
2036	1,100	25	1.45	0.16	14.13
2040	500	45	0.90	0.08	18.82
2049	5,796	(1,599)	2.89	0.13	27.02
2050	500	54	0.98	0.08	28.82
Total	$1,519,488	$5,304	0.75%	0.18%	3.11
December 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$17,500	$(231)	2.75%	0.24%	0.22
2022	96,533	(1,535)	1.19	0.22	1.14
2023	146,012	(4,770)	1.50	0.23	2.42
2025	66,503	(1,034)	0.73	0.21	4.75
2026	11,216	(458)	1.23	0.25	5.50
2027	9,732	60	0.49	0.24	6.48
2028	16,644	(2,169)	2.39	0.24	7.32
2029	22,744	(2,289)	1.94	0.23	8.61
2030	13,015	(369)	1.13	0.22	9.29
2035	500	15	0.78	0.09	14.81
2036	1,100	(47)	1.45	0.25	15.13
2040	500	20	0.90	0.09	19.82
2049	5,796	(2,208)	2.89	0.23	28.02
2050	500	31	0.98	0.09	29.82
Total	$408,295	$(14,984)	1.39%	0.23%	3.82

The following tables provide information about the Company's fixed receiver interest rate swaps as of December 31, 2021 and 2020:
December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$53,974	$475	0.17%	1.85%	0.16
2023	241,407	(265)	0.15	0.73	1.69
2024	37,142	556	0.13	1.59	2.78
2026	105,040	(907)	0.18	1.10	4.72
2031	35,678	(114)	0.15	1.48	9.76
2035	500	(41)	0.05	0.74	13.81
2040	500	(50)	0.08	0.84	18.82
2050	500	(63)	0.08	0.90	28.82
Total	$474,741	$(409)	0.15%	1.06%	2.94
December 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$12,950	$205	0.24%	1.75%	0.71
2022	103,974	1,413	0.22	1.07	1.48
2023	48,657	2,209	0.24	2.00	2.26
2024	86,342	4,567	0.22	1.65	3.73
2035	500	(14)	0.09	0.74	14.81
2040	500	(20)	0.09	0.84	19.82
2050	500	(31)	0.09	0.90	29.82
Total	$253,423	$8,329	0.22%	1.48%	2.48

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of December 31, 2021 and 2020:

	As of
	December 31, 2021			December 31, 2020
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$484	$7	24.32	$395	$5	16.99
Credit default swaps on corporate bond indices	2,168	156	1.97	67,779	3,296	2.52
Short:
Credit default swaps on asset-backed securities	(910)	303	13.71	(957)	347	14.70
Credit default swaps on asset-backed indices	(13,947)	1,744	42.43	(12,888)	2,179	39.61
Credit default swaps on corporate bond indices	—	—	—	(2,173)	124	2.97
Liability:
Long:
Credit default swaps on asset-backed indices	89	(39)	27.41	479	(130)	32.36
Short:
Credit default swaps on asset-backed indices	(491)	—	24.42	(1)	—	29.00
Credit default swaps on corporate bonds	(3,400)	(99)	3.47	(8,400)	(747)	4.17
Credit default swaps on corporate bond indices	(21,183)	(1,870)	4.75	(110,624)	(6,438)	2.78
	$(37,190)	$202	19.10	$(66,390)	$(1,364)	10.25
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of December 31, 2021 and 2020:

	As of
	December 31, 2021			December 31, 2020
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Short Contracts:
U.S. Treasury futures	$(170,000)	$478	3.00	$(300)	$2	2.70
Liabilities:
Long Contracts:
U.S. Treasury futures	1,900	(36)	2.70	1,900	(9)	2.70
Short Contracts:
U.S. Treasury futures	(51,400)	(39)	2.70	(178,200)	(367)	2.94
Total, net	$(219,500)	$403	2.93	$(176,600)	$(374)	2.94
Options
The following table provides information about the Company's options contracts as of December 31, 2021. The Company did not have any options contracts as of December 31, 2020:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Put options on credit default swaps on corporate bond indices (1)	$278	5.5	$30,000	5.00	5.00%
(1)Represents the option on the part of the Company to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.
Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	1,521	$706	2.17	1,897	$36	2.40

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
As of December 31, 2021 and 2020, the Company had outstanding TBA purchase and sale contracts as follows:

	December 31, 2021				December 31, 2020
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$196,723	$196,119	$196,641	$522	$149,990	$155,008	$155,969	$961
Liabilities	76,500	76,468	76,333	(135)	—	—	—	—
	273,223	272,587	272,974	387	149,990	155,008	155,969	961
Sale contracts:
Assets	(416,168)	(439,438)	(438,731)	707	(4,400)	(4,765)	(4,764)	1
Liabilities	(497,214)	(512,675)	(513,449)	(774)	(499,667)	(531,034)	(531,959)	(925)
	(913,382)	(952,113)	(952,180)	(67)	(504,067)	(535,799)	(536,723)	(924)
Total TBA securities, net	$(640,159)	$(679,526)	$(679,206)	$320	$(354,077)	$(380,791)	$(380,754)	$37
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

Gains and losses on the Company's derivative contracts for the years ended December 31, 2021, 2020, and 2019 are summarized in the tables below:
Year Ended December 31, 2021

Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives(1)	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(2)
(In thousands)
Interest rate swaps	Interest Rate	$(2,277)	$644	$(1,633)	$(763)	$12,051	$11,288
Credit default swaps on asset-backed securities	Credit		34	34		(43)	(43)
Credit default swaps on asset-backed indices	Credit		931	931		(1,039)	(1,039)
Credit default swaps on corporate bond indices	Credit		(330)	(330)		(963)	(963)
Credit default swaps on corporate bonds	Credit		256	256		(345)	(345)
Total return swaps	Credit		(1,242)	(1,242)		476	476
Options	Credit		(356)	(356)		(148)	(148)
TBAs	Interest Rate		8,020	8,020		283	283
Futures	Interest Rate		4,656	4,656		776	776
Forwards	Currency		1,183	1,183		73	73
Warrants	Equity Market/Credit		—	—		(46)	(46)
Total		$(2,277)	$13,796	$11,519	$(763)	$11,075	$10,312
(1)Includes realized gain/(loss) on transactions involving foreign-currency-denominated financial derivatives in the amount of $18 thousand for the year ended December 31, 2021, which is included on the Consolidated Statement of Operations in Other, net.
(2)Includes foreign currency remeasurement on financial derivatives in the amount of $(43) thousand for the year ended December 31, 2021, which is included on the Consolidated Statement of Operations in Other, net.

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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2021 and 2020:

Derivative Type	Year Ended December 31, 2021	Year Ended December 31, 2020
(In thousands)
Interest rate swaps	$1,343,094	$1,009,110
TBAs	1,105,311	713,634
Futures	193,600	149,538
Credit default swaps	110,084	277,990
Forwards	21,188	26,413
Options	13,846	1,500
Total return swaps	2,593	6,975
Warrants	1,948	1,570
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of December 31, 2021 and 2020, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at December 31, 2021 and 2020 are summarized below:

Credit Derivatives	December 31, 2021	December 31, 2020
(In thousands)
Fair Value of Written Credit Derivatives, Net	$124	$3,171
Notional Value of Written Credit Derivatives (1)	2,741	68,653
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at December 31, 2021 and 2020, implied credit spreads on such contracts ranged between 112.7 and 141.1 basis points and 40.0 and 274.8 basis points, respectively. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(38) thousand and $(0.1) million as of December 31, 2021 and 2020, respectively. Estimated points up front on these contracts as of December 31, 2021 ranged between 55.4 and 85.2 and as of December 31, 2020 ranged between 56.2 and 85.2. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at December 31, 2021 and 2020 were $0.8 million and $(2.0) million, respectively.

9. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Consolidated Balance Sheet as of December 31, 2021 and 2020. See Note 10 and Note 13 for additional information on the Company's consolidated VIEs.

(In thousands)	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$9,214	$701
Restricted cash	175	175
Securities, at fair value	72,840	44,523
Loans, at fair value	2,384,078	1,435,067
Investments in unconsolidated entities, at fair value	36,874	6,345
Real estate owned	24,681	23,598
Investment related receivables	46,621	24,824
Other assets	2,434	2,001
Total Assets	$2,576,917	$1,537,234
Liabilities
Repurchase agreements	$613,314	$275,019
Other secured borrowings	95,621	51,062
Other secured borrowings, at fair value	984,168	754,921
Interest payable	1,087	776
Accrued expenses and other liabilities	1,579	1,103
Total Liabilities	1,695,769	1,082,881
Total Stockholders' Equity	862,632	430,554
Non-controlling interests	18,516	23,799
Total Equity	881,148	454,353
Total Liabilities and Equity	$2,576,917	$1,537,234
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of December 31, 2021 and 2020, the fair value of the Company's investment in the notes issued by the CLO Issuers was $27.6 million and $17.3 million, respectively.
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

The following table details the Company's outstanding consolidated residential mortgage loan securitizations:

Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor	Total Face Amount of Certificates Issued
		(In thousands)
Ellington Financial Mortgage Trust 2019-2	11/19	$267,255	$267,255	(1)
Ellington Financial Mortgage Trust 2020-1	6/20	259,273	259,273	(2)
Ellington Financial Mortgage Trust 2020-2	11/20	219,732	219,732	(3)
Ellington Financial Mortgage Trust 2021-1	2/21	251,771	251,771	(4)
Ellington Financial Mortgage Trust 2021-2	6/21	331,777	331,777	(5)
Ellington Financial Mortgage Trust 2021-3	10/21	257,645	257,645	(6)
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
(6)In order to comply with the Risk Retention Rules, the Sponsor purchased the most subordinated class of Certificates and the excess cash flow certificates, with an aggregate value as of the settlement date equal to 6.3% of the fair value of all Certificates issued. Additionally, the Sponsor purchased one other subordinated class of Certificates with an aggregate value equal to 2.0% of the fair value of all Certificates issued as of the settlement date. The Sponsor also purchased, for an aggregate purchase price of $1.8 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.
The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Consolidated Balance Sheet as of December 31, 2021 and 2020:

(In thousands)	December 31, 2021	December 31, 2020
Assets:
Loans, at fair value	$1,041,545	$801,343
Investment related receivables	23,069	15,544
Liabilities:
Other secured borrowings, at fair value	984,168	754,921
The Company recognized net unrealized gain (loss) on Other secured borrowings, at fair value, of $15.8 million, $(9.3) million, and $(0.8) million, during the years ended December 2021, 2020, and 2019, respectively, which is included in Other, net on the Consolidated Statement of Operations.
Participation in Multi-Seller Consumer Loan Securitization
In November 2020, the Company participated in a securitization whereby the Company, together with another entity managed by Ellington (the "Consumer Co-Participant"), sold consumer loans with an aggregate unpaid principal balance of approximately $205.1 million to a newly formed securitization trust (the "Consumer Securitization Issuer"). Of the $205.1 million in loans sold to the Consumer Securitization Issuer, the Company's share was 56.3% while the Consumer Co-Participant's share was 43.7%. The transfer was accounted for as a sale in accordance with ASC 860-10. Pursuant to the securitization, the Consumer Securitization Issuer issued senior and subordinated notes in the principal amounts of $158.4 million and $35.2 million, respectively. Trust certificates representing beneficial ownership of the Issuer were also issued. In connection with the transaction, and through a jointly owned newly formed entity (the "Consumer Risk Retention Vehicle"), the Company and the Consumer Co-Participant acquired certain of the subordinated notes as well as the trust certificates in the Issuer. The Company and the Consumer Co-participant acquired 56.3% and 43.7%, respectively, of the interests in the Consumer Risk Retention Vehicle. As of December 31, 2021, the Company's total interest in the Consumer Risk Retention Vehicle, for which the Company has elected the FVO, was 56.3%, or $11.5 million; as of December 31, 2020, the Company's total interest was 56.3% or $19.1 million. The fair value of the Consumer Risk Retention Vehicle is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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
11. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of December 31, 2021 and 2020, the Company's total secured borrowings were $3.6 billion and $2.3 billion, respectively.
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

At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 23 and 24 counterparties as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, remaining days to maturity on the Company's open repurchase agreements ranged from 3 days to 638 days. Interest rates on the Company's open repurchase agreements ranged from 0.10% to 3.75% as of December 31, 2021. As of December 31, 2020, remaining days to maturity on the Company's open repurchase agreements ranged from 4 days to 516 days. Interest rates on the Company's open repurchase agreements ranged from 0.20% to 5.00% as of December 31, 2020.
The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS and credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), by remaining maturity as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$180,059	0.17%	9	$265,556	0.28%	17
31-60 Days	254,027	0.23%	44	385,141	0.25%	44
61-90 Days	154,520	0.20%	70	174,586	0.28%	70
91-120 Days	129,057	0.16%	105	—	—%	—
121-150 Days	275,915	0.17%	136	2,692	0.27%	126
151-180 Days	71,824	0.16%	164	59,857	0.32%	162
181-364 Days	570,694	0.20%	260	34,030	0.32%	252
> 364 Days	3,791	0.13%	366	—	—%	—
Total Agency RMBS	1,639,887	0.19%	144	921,862	0.27%	57
Credit:
30 Days or Less	377,440	2.09%	16	37,795	2.11%	17
31-60 Days	102,567	1.38%	44	84,554	2.23%	50
61-90 Days	96,823	1.50%	78	152,426	2.11%	75
91-120 Days	35,346	2.00%	109	89,931	2.47%	106
121-150 Days	3,353	1.56%	139	66,412	4.75%	125
151-180 Days	87,863	2.82%	151	11,063	2.27%	165
181-364 Days	—	—%	—	38,640	2.90%	289
> 364 Days	126,484	2.58%	462	94,248	2.99%	447
Total Credit Assets	829,876	2.08%	114	575,069	2.69%	155
Total	$2,469,763	0.82%	134	$1,496,931	1.20%	94
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of December 31, 2021 and 2020, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $2.8 billion and $1.8 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of December 31, 2021 and 2020 include investments in the amount of $4.1 million and $1.4 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition, as of December 31, 2021 and 2020, the Company posted net cash collateral of $70.3 million and $28.9 million, respectively, to its counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. As of both December 31, 2021 and 2020, there was no single counterparty for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.

Other Secured Borrowings
The Company has entered into agreements to finance a portfolio of unsecured loans through a recourse secured borrowing facility. The facility has a term ending in February 2022. The facility accrues interest on a floating-rate basis. As of December 31, 2021 and 2020, the Company had outstanding borrowings under this facility in the amount of $2.7 million and $8.7 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet. The effective interest rate, inclusive of related deferred financing costs, was 2.10% and 2.30% as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the fair value of unsecured loans collateralizing this borrowing was $4.3 million and $11.5 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of December 31, 2021 and 2020, the Company was in compliance with all of its covenants.
The Company has a non-recourse secured borrowing facility that is used to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending in March 2022 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying loans. The facility accrues interest on a floating rate basis. As of December 31, 2021 and 2020, the Company had outstanding borrowings under this facility in the amount of $38.5 million and $7.0 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet. The effective interest rate on this facility, inclusive of any related deferred financing costs, was 2.25% as of both December 31, 2021 and 2020. As of December 31, 2021 and 2020, the fair value of unsecured loans collateralizing this borrowing was $57.1 million and $31.8 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both December 31, 2021 and 2020, the Company was in compliance with all of its covenants.
The Company has entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility. The facility includes a revolving borrowing period ending in September 2022 (or earlier following a trigger event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the revolving borrowing period, the facility amortizes, with a final termination date in September 2024. The facility accrues interest on a floating rate basis. As of December 31, 2021 and 2020, the Company had outstanding borrowings under this facility in the amount of $46.9 million and $28.7 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet. The effective interest rate on this facility, inclusive of any related deferred financing costs, was 4.70% and 5.22% as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the fair value of ABS backed by consumer loans collateralizing this borrowing was $67.5 million and $44.5 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both December 31, 2021 and 2020, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 10, whereby it financed portfolios of non-QM loans. As of December 31, 2021 and 2020, the fair value of the Company's outstanding liabilities associated with these securitization transactions was $984.2 million and $754.9 million, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 1.68% and 2.43% as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the fair value of non-QM loans held in the consolidated securitization trusts was $1.042 billion and $801.3 million, respectively.
In March 2020, the Company entered into a participation agreement with an unrelated third-party, the "Junior Participant," whereby the Company transferred to the Junior Participant an interest in a small balance commercial mortgage loan, the "Partial Loan," (together with the Company's interest, the "Whole Commercial Loan"). The Partial Loan is subordinate to the interest in the loan held by the Company. In accordance with ASC 860-10, the Partial Loan transferred to the Junior Participant does not meet the definition of a participating interest and, as a result, the Company does not recognize the transfer of the Partial Loan to the Junior Participant as a sale. The Company has recorded the Whole Commercial Loan in Loans, at fair value, on the Consolidated Balance Sheet. As of December 31, 2021 and 2020, the fair value of the Whole Commercial Loan was $18.0 million and $17.3 million, respectively. The Company's liability to the Junior Participant as of both December 31, 2021 and 2020, was $7.5 million and $6.7 million, respectively, and is included in Other secured borrowings on the Company's Consolidated Balance Sheet. Under the terms of the participation agreement, the Junior Participant is entitled to a portion of the cashflows of the underlying commercial mortgage loan.
The Company and a third-party (the "Participant") have entered into participation agreements whereby in each case the Company sold a participation in a syndicated bank loan (the "Participated Loans"). Simultaneous with the execution of the participation agreement, the Company entered into a forward purchase agreement with the Participant to repurchase the Participated Loan at a predetermined price. As of December 31, 2021, the fair value of the Participated Loans was $1.1 million, and is included in Securities, at fair value on the Company's Consolidated Balance Sheet. The Company's liability to the Participant was $1.0 million, as of December 31, 2021, and is included in Other secured borrowings on the Company's Consolidated Balance Sheet. The effective interest rate on the liability to the Participant was 3.17% as of December 31, 2021.
Unsecured Borrowings
Senior Notes
The Company has issued $86.0 million in aggregate principal amount of unsecured long-term debt, which is structured as a joint and several co-issuance by certain of the Company's consolidated subsidiaries and fully guaranteed by the Company (the "Senior Notes"). At any time, the Company is permitted to add others of its consolidated subsidiaries as co-issuers of the Senior Notes. The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Senior Notes mature on September 1, 2022. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. The Senior Notes are carried at amortized cost. There are a number of covenants, including several financial covenants, associated with the Senior Notes. As of both December 31, 2021 and 2020, the Company was in compliance with all of its covenants.
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
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of December 31, 2021:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
(In thousands)
Next Twelve Months	$2,339,488	$569,190	$86,000	$2,994,678
Year 2	130,275	279,053	—	409,328
Year 3	—	177,729	—	177,729
Year 4	—	100,203	—	100,203
Year 5	—	—	—	—
Total	$2,469,763	$1,126,175	$86,000	$3,681,938
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $1.031 billion of expected principal repayments related to the Company's consolidated residential mortgage loan securitizations, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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

The following table details the tax characteristics of the Company's dividends declared on its shares of common and preferred stock for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
Tax Characteristic	2021	2020	2019
Ordinary income	96.4%	58.2%	85.0%
Return of capital	—%	37.9%	9.4%
Capital gains	3.6%	3.9%	5.6%
	100.0%	100.0%	100.0%
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
In response to the negative economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or the "CARES Act," was signed into law on March 27, 2020, and provided for significant stimulus spending and included numerous tax provisions. As of December 31, 2021, there was no material impact on the Company's tax provision as a result of the CARES Act.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the years ended December 31, 2021, 2020, and 2019, the Company recorded income tax expense of $3.1 million, $11.4 million, and $1.6 million respectively.
The following table summarizes the Company's income tax provision for the years ended December 31, 2021, 2020, and 2019.

	As of
(In thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Current income tax provision
Federal	$393	$38	$185
State	36	602	293
Total current income tax provision, net	429	640	478
Deferred income tax provision
Federal	2,927	6,638	1,080
State	(212)	4,099	—
Total deferred income tax provision, net	2,715	10,737	1,080
Total income tax provision	$3,144	$11,377	$1,558
The following table details the components of the Company's net deferred tax asset (liability) at December 31, 2021 and 2020.

	As of
(In thousands)	December 31, 2021	December 31, 2020
Deferred tax asset
Net operating loss available for carry-back and carry-forward(1)	$—	$1,937
Basis difference for investments	3,170	1,481
Deferred tax asset	3,170	3,419
Deferred tax liability
Basis difference for investments	(17,992)	(15,525)
Deferred tax liability	(17,992)	(15,525)
Net deferred tax asset (liability)	$(14,822)	$(12,106)
(1)Includes state net operating losses available for carry-back and carry-forward as of December 31, 2021 and 2020 of $0.7 million and $0.8 million, respectively. These deferred tax assets were fully offset by a valuation allowance.

The following table details the reconciliation between the Company's U.S. federal and state statutory income tax rate and the effective tax rate for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.00%	21.00%	21.00%
State statutory rate, net of federal benefit	(0.13)%	11.83%	0.45%
Income attributable to non-controlling interests	(1.09)%	(1.78)%	(1.28)%
REIT earnings not subject to corporate taxes	(17.51)%	(2.43)%	(17.76)%
Effective tax rate	2.27%	28.62%	2.41%
Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2021 and 2020. Tax authorities in the relevant jurisdictions may select the Company's tax returns for audit and propose adjustments before the expiration of the statute of limitations. Tax returns filed for the Company's open tax years or any ongoing audits remain open to adjustment in the major tax jurisdictions.
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
For the year ended December 31, 2021, the total base management fee incurred was $13.4 million, consisting of $16.0 million of total gross base management fee incurred, less $2.6 million of management fee rebates. For the year ended December 31, 2020, the total base management fee incurred was $11.5 million, consisting of $12.6 million of total gross base management fee incurred, less $1.1 million of management fee rebates. For the year ended December 31, 2019, the total base management fee incurred was $8.0 million consisting of $10.0 million of total gross base management fee incurred, less $2.0 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of both December 31, 2021 and 2020, there was no Loss Carryforward.
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
Total incentive fee incurred for the years ended December 31, 2021 and 2019 was $15.7 million and $0.1 million, respectively. The Company did not accrue an incentive fee for the year ended December 31, 2020, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the years ended December 31, 2021, 2020, and 2019, the Company reimbursed the Manager $12.7 million, $9.9 million, and $10.9 million, respectively, for previously incurred operating expenses. As of December 31, 2021 and 2020, the outstanding payable to the Manager for operating expenses was $3.7 million and $2.5 million, respectively, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Transactions Involving Certain Loan Originators
As of December 31, 2021 and 2020, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both December 31, 2021 and 2020, there were no advances outstanding. The Company has also entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 21, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements. Additionally, in August 2020, the Company entered into a commitment agreement whereby the Company committed to purchase $150 million of residential mortgage loans. In connection with satisfying the conditions set forth under such commitment agreement, the Company received warrants to purchase a maximum of 9.329 million shares of non-voting common stock. In December 2021, warrants to purchase 1.049 million shares of non-voting common stock were terminated. As of December 31, 2021 and 2020 the Company held warrants to purchase 8.280 million and 9.329 million shares, respectively; such warrants have a fair value of $10.0 million and $3.6 million, respectively, and are included in Investments in unconsolidated entities on the Consolidated Balance Sheet.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in common and preferred stock and warrants to purchase additional preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $72.8 million and $44.5 million as of December 31, 2021 and 2020, respectively, which is included in Securities, at fair value on the Consolidated Balance Sheet. An employee of Ellington has a less-than-10% equity interest in, and serves on the board of, this consumer loan originator. Another employee of Ellington, who serves as an officer of the Company, also serves on the board, as the Company's representative.
In May 2021, the Company entered into a convertible secured promissory note agreement whereby it agreed to lend up to $6.0 million to a mortgage loan originator (the "Convertible Note") in which the Company also holds an equity investment. The Convertible Note matures on December 31, 2025 and is convertible into non-voting equity interests, at the option of the borrower, at any time prior to maturity. As of December 31, 2021, the outstanding principal balance on the Convertible Note was $3.0 million and the applicable interest rate was 3.0%. The fair value of the Convertible Note as of December 31, 2021 was $3.0 million. The Convertible Note is classified as a Corporate loan and is included in Loans, at fair value on the Consolidated Balance Sheet.
In November 2021, the Company entered into a secured promissory note agreement whereby it agreed to lend up to $3.0 million to a mortgage loan originator (the "Promissory Note to Other Loan Originator") in which the Company also holds an equity investment. The Promissory Note to Other Loan Originator matures on November 19, 2024 and is subject to an interest rate of 9.0% per annum. As of December 31, 2021, there were no draws made on the Promissory Note to Other Loan Originator.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and certain other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of those other affiliates of Ellington have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates of Ellington purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the years ended December 31, 2021, 2020, and 2019, the Company purchased loans under these agreements with an aggregate principal balance of $41.4 million, $115.7 million, and $134.4 million, respectively. As of December 31, 2021 and 2020, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $13.4 million and $13.0 million, respectively, in principal balance.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $61.7 million and $45.1 million as of December 31, 2021 and 2020, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $975.7 million and $387.4 million as of December 31, 2021 and 2020, respectively.
The Company is a co-investor in certain small balance commercial mortgage loans with several other investors, including an unrelated third party and various affiliates of Ellington. These loans are beneficially owned by a consolidated subsidiary of the Company. As of both December 31, 2021 and 2020, the aggregate fair value of these small balance commercial loans was $34.0 million. As of December 31, 2021, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $2.0 million and $3.6 million, respectively. As of December 31, 2020, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $4.1 million and $8.9 million, respectively.
The Company is also a co-investor in certain small balance commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of December 31, 2021 and 2020, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $36.9 million and $33.9 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Consolidated Balance Sheet.
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
Equity Investment in Unconsolidated Entity
The Company is a co-investor, together with other affiliates of Ellington, in Jepson Holdings Limited ("Jepson"), the parent of an entity (the "Jepson Risk Retention Vehicle") that has sponsored various European mortgage loan securitizations. The Jepson Risk Retention Vehicle is expected to hold certain of the notes it issues for each securitization it completes in order to comply with European risk retention rules.
As of December 31, 2021 and 2020, the Company's equity investment in Jepson Holdings Limited had a fair value of $1.0 million and $1.8 million, respectively. See Note 6 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of December 31, 2021 and 2020, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $566.0 million and $192.3 million, respectively. The Company's segregated silo of this debt as of December 31, 2021 and 2020 was $150.5 million and $116.1 million, respectively, and is included under the caption

Repurchase agreements on the Company's Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both December 31, 2021 and 2020, no party to any of the repurchase agreements was in default.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the years ended December 31, 2021, 2020, and 2019, the amount of such management fee rebates was $2.6 million, $1.1 million, and $2.0 million, respectively.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of December 31, 2021 and 2020, the Company's investment in such warehouse facilities was $1.7 million and $6.1 million, respectively, which are included on the Consolidated Balance Sheet in Investments in unconsolidated entities.
During the years ended December 31, 2021, 2020, and 2019, the Company purchased various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitization. The total amount of such debt and equity securities purchased during the years ended December 31, 2021, 2020, and 2019 was $5.9 million, $1.6 million, and $8.8 million, respectively.
14. Long-Term Incentive Plan Units
OP LTIP Units subject to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the years ended December 31, 2021, 2020, and 2019 was $1.0 million, $0.7 million, and $0.5 million, respectively.
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
On December 16, 2021, the Company's Board of Directors authorized the issuance of 35,490 OP LTIP Units to certain of Ellington's personnel dedicated to the Company pursuant to the Company's 2017 Equity Incentive Plan.

The below table details unvested OP LTIP Units as of December 31, 2021:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	16,264	September 14, 2021	September 13, 2022
Dedicated or partially dedicated personnel:
	14,598	December 17, 2020	December 17, 2022
	13,534	March 3, 2021	December 31, 2022
	19,701	December 16, 2021	December 16, 2022
	15,789	December 16, 2021	December 16, 2023
Total unvested OP LTIP Units at December 31, 2021	79,886
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.
The following tables summarize issuance and exercise activity of OP LTIP Units for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021			2020			2019
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (12/31/2020, 12/31/2019, and 1/1/2019, respectively)	365,518	247,020	612,538	365,518	180,198	545,716	375,000	146,371	521,371
Granted	—	68,985	68,985	—	70,460	70,460	—	37,437	37,437
Exercised	—	(5,710)	(5,710)	—	(3,638)	(3,638)	(9,482)	(3,610)	(13,092)
OP LTIP Units Outstanding (12/31/2021, 12/31/2020, and 12/31/2019, respectively)	365,518	310,295	675,813	365,518	247,020	612,538	365,518	180,198	545,716
OP LTIP Units Unvested and Outstanding (12/31/2021, 12/31/2020, and 12/31/2019, respectively)	—	79,886	79,886	—	75,550	75,550	—	46,128	46,128
OP LTIP Units Vested and Outstanding (12/31/2021, 12/31/2020, and 12/31/2019, respectively)	365,518	230,409	595,927	365,518	171,470	536,988	365,518	134,070	499,588
There were an aggregate of 1,654,854 and 1,761,212 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of December 31, 2021 and 2020, respectively.
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
On November 12, 2021, certain related parties of current Ellington employees converted 1,025 OP Units into shares of common stock.
On November 16, 2021, certain related parties of current Ellington employees converted 1,024 OP Units into shares of common stock.

As of December 31, 2021, the Convertible Non-controlling Interests consisted of the outstanding 675,813 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 1.0% in the Operating Partnership. As of December 31, 2020, the Convertible Non-controlling Interests consisted of the outstanding 612,538 OP LTIP Units and 48,409 OP Units, and represented an interest of approximately 1.3% in the Operating Partnership. As of December 31, 2021 and 2020, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $13.4 million and $11.7 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of December 31, 2021 and 2020, the joint venture partners' interests in subsidiaries of the Company were $18.7 million and $24.5 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
16. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2021 and 2020, the total amount of cumulative preferred dividends in arrears was $1.6 million and $1.3 million.
Series A
As of both December 31, 2021 and December 31, 2020, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
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
Series B
As of December 31, 2021, there were 4,800,000 shares of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.
The Company's Series B Preferred Stock ranks senior to its common stock and Convertible Non-controlling Interests but on a parity with the Company's Series A Preferred Stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution or winding up of the Company. Additionally, the Company's Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. The Series B Preferred Stock is not redeemable by the Company prior to January 30, 2027, except under circumstances where it is necessary to allow the Company to maintain its qualification as a REIT for U.S. federal income tax purposes and except in certain instances upon the occurrence of a change of control. Holders of the Company's Series B Preferred Stock generally do not have any voting rights.
Holders of the Series B Preferred Stock are entitled to receive cumulative cash dividends from and including the original issue date to, but excluding, January 30, 2027 (the "First Reset Date"), at a fixed rate equal to 6.250% per annum of the $25.00 per share liquidation preference. The applicable fixed rate resets on the First Reset Date and again on the fifth anniversary of the preceding reset date (each a "Reset Date"), at a rate equal to the five-year treasury rate as measured three business days prior to the Reset Date plus 4.99% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on or about the 30th day of each January, April, July, and October.
Common Stock
The Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding present in person or represented by proxy at a meeting of the stockholders. As of December 31, 2021 and 2020, there were 57,458,169 and 43,781,684 shares of common stock outstanding, respectively.
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
On August 6, 2021, the Company commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to 10.0 million shares of common stock (the "Common ATM Program") from time to time. During the year ended December 31, 2021, the Company issued 1,549,900 shares of common stock under the Common ATM Program which provided $28.2 million of net proceeds after $0.4 million of agent commissions and offering costs.
On October 15, 2021, the Company completed a follow-on offering of 5,750,000 shares of its common stock, including 750,000 shares of common stock issued pursuant to the exercise of the underwriters' option. The issuance and sale of the 5,750,000 shares of common stock generated net proceeds, after underwriters' discount and offering costs, of $103.5 million.
On November 12, 2021, the Company issued 30,502 shares of its common stock to its Manager for payment of 10% of the incentive fee incurred; see Note 13 for additional details on the Management Agreement.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Shares of Common Stock Outstanding (12/31/2020, 12/31/2019, and 1/1/2019, respectively)	43,781,684	38,647,943	29,796,601
Share Activity:
Shares of common stock issued	13,602,900	5,290,000	8,855,000
Shares of common stock issued in connection with incentive fee payment	67,875	637	—
Shares of common stock repurchased	—	(290,050)	(50,825)
OP LTIP Units exercised	—	—	13,092
OP Units exercised	5,710	133,154	34,075
Shares of Common Stock Outstanding (12/31/2021, 12/31/2020, and 12/31/2019, respectively)	57,458,169	43,781,684	38,647,943
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of December 31, 2021 and 2020, the Company's issued and outstanding shares of common stock would increase to 58,180,342 and 44,442,631 shares, respectively.
On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of common stock. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the year ended December 31, 2020, the Company repurchased 290,050 shares at an average price per share of $10.54 and a total cost of $3.1 million. During the year ended December 31, 2019, the Company repurchased 50,825 shares at an average price per share of $15.39 and a total cost of $0.8 million. The Company did not repurchase any shares of common stock during the year ended December 31, 2021. From inception of the current repurchase plan through December 31, 2021, the Company repurchased 701,965 shares at an average price per share of $13.36 and a total cost of $9.4 million.
17. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Year Ended December 31,
(In thousands except share amounts)	2021	2020	2019
Net income (loss) attributable to common stockholders	$125,346	$17,245	$56,467
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	1,783	(3)	1,305
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	127,129	17,242	57,772
Dividends declared:
Common stockholders	(81,104)	(55,211)	(58,499)
Convertible Non-controlling Interests	(1,120)	(812)	(1,325)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(82,224)	(56,023)	(59,824)
Undistributed (Distributed in excess of) earnings:
Common stockholders	44,242	(37,966)	(2,032)
Convertible Non-controlling Interests	663	(815)	(20)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$44,905	$(38,781)	$(2,052)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	48,535,221	43,486,336	32,067,768
Weighted average Convertible Non-controlling Interest Units outstanding	679,710	635,245	732,456
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	49,214,931	44,121,581	32,800,224
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$1.64	$1.26	$1.81
Undistributed (Distributed in excess of)	0.94	(0.87)	(0.05)
	$2.58	$0.39	$1.76
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$1.64	$1.26	$1.81
Undistributed (Distributed in excess of)	0.94	(0.87)	(0.05)
	$2.58	$0.39	$1.76
(1)For the years ended December 31, 2021, 2020, and 2019, excludes net income (loss) of $5.3 million, $3.4 million, and $3.9 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 15.
18. Restricted Cash
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement. As of both December 31, 2021 and 2020, the Company's restricted cash balance related to the flow consumer loan purchase and sale agreement was $0.2 million.
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

The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2021 and 2020. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's reverse repurchase and repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2021:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$18,894	$(9,909)	$—	$(1,720)	$7,265
Reverse repurchase agreements	123,250	(123,250)	—	—	—
Liabilities
Financial derivatives–liabilities	(12,298)	9,909	—	2,169	(220)
Repurchase agreements	(2,469,763)	2,469,763	(70,314)	70,314	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2021 was $2.8 billion. As of December 31, 2021, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $10.7 million and $2.0 million, respectively.
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

20. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of December 31, 2021 and 2020.
December 31, 2021:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$92,661	9	46.9%
Collateral on repurchase agreements held by dealers(2)	2,822,847	23	33.5%
Due from brokers	93,549	19	29.1%
Receivable for securities sold(3)	11,014	3	50.7%
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both December 31, 2021 and 2020, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $43.7 million and $4.7 million as of December 31, 2021 and 2020, respectively.
Commitments and Contingencies Related to Investments in Mortgage Loan Originators
In connection with certain of its investments in mortgage loan originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 13, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million and $25.0 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the mortgage loan originator had $8.4 million and $5.3 million, respectively, of outstanding borrowings under the agreements guaranteed by the Company. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. As of both December 31, 2021 and 2020, the estimated fair value of such guarantees was insignificant.
The Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator in which it holds an equity investment and as well as an investment in the Convertible Note, as discussed in Note 13. In addition, in May 2021, the Company committed to purchase $650.0 million of eligible residential mortgage loans. As of December 31, 2021, the Company had unfunded commitments related to such investments in the amount of $603.6 million.
As described in Note 13, the Company is a party to the Promissory Note to Other Loan Originator. As of December 31, 2021, the Company had an unfunded commitment related to such Promissory Note to Other Loan Originator of $3.0 million.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which we have an equity investment, under a promissory note. The Company's maximum guarantees were capped at $15.5 million. As of December 31, 2021, the amount of the promissory note outstanding, for which the Company provided a guarantee, was $15.5 million.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of December 31, 2021 and 2020, the Company had an unfunded commitment related to such investments in the amount of $5.4 million and $0.1 million, respectively.
The Company has extended a line of credit whereby the borrower can draw funds up to $1.0 million. As of December 31, 2021, the Company had unfunded commitments related to such line of credit in the amount of $0.9 million.
As described in Note 13, in May 2021, the Company entered into a convertible secured promissory note agreement whereby it agreed to lend up to $6.0 million to a mortgage loan originator pursuant to the Convertible Note. As of December 31, 2021, the Company had unfunded commitments related to such Convertible Note of $3.0 million.

22. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly financial data for the years ended December 31, 2021 and 2020.

	Three Month Period Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
(In thousands except per share amounts)
Net Interest Income
Interest income	$40,079	$45,890	$40,146	$49,390
Interest expense	(11,342)	(11,166)	(10,604)	(10,918)
Total net interest income	28,737	34,724	29,542	38,472
Other Income (Loss)
Realized gains (losses) on securities and loans, financial derivatives, and real estate owned, net	10,132	(1,658)	4,527	5,229
Unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned, net	8,138	3,003	(1,385)	(31,462)
Other, net	1,960	4,363	2,986	13,729
Total other income (loss)	20,230	5,708	6,128	(12,504)
Expenses
Base management fee to affiliate (Net of fee rebates of $194, $195, $395, and $1,809, respectively)(1)	3,277	3,355	3,675	3,115
Incentive fee to affiliate	—	7,157	5,255	3,246
Investment related expenses:
Servicing expense	986	974	1,182	1,280
Debt issuance costs related to Other secured borrowings, at fair value	1,665	2,039	—	1,586
Other	2,204	1,818	1,697	3,113
Professional fees	1,198	1,037	1,202	1,979
Compensation expense	1,420	1,412	1,554	1,357
Other expenses	1,579	1,633	1,682	1,764
Total expenses	12,329	19,425	16,247	17,440
Net Income (Loss) before Income Tax Expense and Earnings from Investments in Unconsolidated Entities	36,638	21,007	19,423	8,528
Income tax expense (benefit)	2,017	3,140	(2,009)	(4)
Earnings from investments in unconsolidated entities	6,635	18,602	2,549	30,318
Net Income (Loss)	41,256	36,469	23,981	38,850
Net income (loss) attributable to non-controlling interests	1,459	1,874	1,476	2,284
Dividends on preferred stock	1,941	1,940	1,941	2,295
Net Income (Loss) Attributable to Common Stockholders	$37,856	$32,655	$20,564	$34,271
Net Income (Loss) per Share of Common Stock:
Basic and Diluted (2)	$0.86	$0.75	$0.41	$0.61
(1)See Note 13 for further details on management fee rebates.
(2)For the year ended December 31, 2021 the sum of EPS for the four quarters of the year does not equal EPS as calculated for the entire year (see Note 17) as a result of changes in the number of shares of common stock outstanding during the year due to issuances of shares of common stock, as EPS is calculated using average shares of common stock outstanding during the period.

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

23. Subsequent Events
On January 7, 2022, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on February 25, 2022 to stockholders of record as of January 31, 2022.
On January 20, 2022, the Company commenced an ATM program for its preferred stock by entering into equity distribution agreements with third party sales agents under which it is authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock (the "Preferred ATM Program") from time to time. From commencement of such ATM program the Company has issued 20,421 shares of Series B Preferred Stock, which provided $0.5 million of net proceeds after $11 thousand of commissions and offering costs.
On February 7, 2022, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on March 25, 2022 to stockholders of record as of February 28, 2022.
On February 18, 2022, the Company entered into an agreement with Home Point Capital Inc. ("Home Point") to purchase Home Point's 49.6% ownership interest in Longbridge, for an estimated purchase price of approximately $75 million. The consummation of this transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the second quarter of 2022. Upon closing of the transaction, the Company will own substantially all of the equity interests in Longbridge, which will result in the consolidation of Longbridge's financial results in the Company's financial statements following the closing. Longbridge's audited financial statements for the year ended December 31, 2021 are attached to this Annual Report on Form 10-K as Exhibit 99.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Company's internal control over financial reporting as of December 31, 2021. Their report appears on page 102 of this Annual Report on Form 10-K.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2022 annual stockholders' meeting.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2022 annual stockholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2022 annual stockholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2022 annual stockholders' meeting.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2022 annual stockholders' meeting.

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
Ellington Financial Inc.
Schedule IV—Mortgage Loans on Real Estate
December 31, 2021

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Residential Mortgage Loans:								(In thousands)
Adjustable Rate Residential Mortgage Loan	$0–$249,999	115	2.00%–11.11%	5/25–7/58	n/a	n/a	n/a	$12,753	$4,285
Adjustable Rate Residential Mortgage Loan	$250,000–$499,999	41	2.00%–9.25%	3/27–6/59	n/a	n/a	n/a	12,977	7,029
Adjustable Rate Residential Mortgage Loan	$500,000–$749,999	12	3.00%–8.78%	7/35–12/56	n/a	n/a	n/a	5,492	5,194
Adjustable Rate Residential Mortgage Loan	$750,000–$999,999	3	4.00%–7.75%	3/47–5/49	n/a	n/a	n/a	2,265	2,573
Adjustable Rate Residential Mortgage Loan	$1,000,000–$1,249,999	3	4.24%–6.99%	7/48–11/61	n/a	n/a	n/a	3,286	996
Adjustable Rate Residential Mortgage Loan	$2,500,000–$2,749,999	1	4.25%	11/61	n/a	n/a	n/a	2,627	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$0–$249,999	267	4.00%–9.99%	8/46–4/50	n/a	n/a	n/a	44,786	1,193
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$250,000–$499,999	262	4.25%–8.88%	5/46–2/60	n/a	n/a	n/a	86,641	3,656
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$500,000–$749,999	97	4.50%–8.75%	9/46–3/60	n/a	n/a	n/a	52,388	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$750,000–$999,999	33	4.13%–8.38%	2/47–10/59	n/a	n/a	n/a	25,662	2,345
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,000,000–$1,249,999	20	4.62%–6.99%	10/46–12/59	n/a	n/a	n/a	22,193	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,250,000–$1,499,999	8	4.50%–6.88%	11/46–2/60	n/a	n/a	n/a	10,744	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,500,000–$1,749,999	6	5.13%–6.50%	12/47–7/59	n/a	n/a	n/a	8,604	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$2,250,000–$2,499,999	5	4.63%–5.99%	11/48–9/59	n/a	n/a	n/a	11,855	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$2,500,000–$2,749,999	1	4.99%	7/49	n/a	n/a	n/a	2,602	—
Fixed Rate Residential Mortgage Loan	$0–$249,999	842	3.00%–16.00%	1/22–12/61	n/a	n/a	n/a	134,057	715
Fixed Rate Residential Mortgage Loan	$250,000–$499,999	685	3.25%–20.00%	1/22–1/62	n/a	n/a	n/a	236,517	1,521
Fixed Rate Residential Mortgage Loan	$500,000–$749,999	283	3.00%–11.90%	1/22–12/61	n/a	n/a	n/a	168,357	1,891
Fixed Rate Residential Mortgage Loan	$750,000–$999,999	130	3.25%–11.55%	1/22–12/61	n/a	n/a	n/a	107,014	2,663

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Residential Mortgage Loans (Continued):								(In thousands)
Fixed Rate Residential Mortgage Loan	$1,000,000–$1,249,999	67	3.00%–11.99%	1/22–12/61	n/a	n/a	n/a	72,044	1,087
Fixed Rate Residential Mortgage Loan	$1,250,000–$1,499,999	55	3.25%–10.65%	1/22–1/62	n/a	n/a	n/a	73,721	—
Fixed Rate Residential Mortgage Loan	$1,500,000–$1,749,999	30	3.25%–11.90%	1/22–1/62	n/a	n/a	n/a	46,313	—
Fixed Rate Residential Mortgage Loan	$1,750,000–$1,999,999	17	3.25%–9.49%	2/22–12/61	n/a	n/a	n/a	30,899	—
Fixed Rate Residential Mortgage Loan	$2,000,000–$2,249,999	11	3.25%–10.50%	11/22–12/61	n/a	n/a	n/a	21,468	—
Fixed Rate Residential Mortgage Loan	$2,250,000–$2,499,999	4	3.63%–5.25%	1/52–11/61	n/a	n/a	n/a	9,714	—
Fixed Rate Residential Mortgage Loan	$2,500,000–$2,749,999	3	3.88%–7.35%	8/23–12/51	n/a	n/a	n/a	7,964	—
Fixed Rate Residential Mortgage Loan	$2,750,000–$2,999,999	4	3.25%–10.50%	5/22–11/61	n/a	n/a	n/a	10,298	—
Fixed Rate Residential Mortgage Loan	$3,000,000–$3,249,999	4	3.25%–4.88%	10/61–1/62	n/a	n/a	n/a	12,737	—
Fixed Rate Residential Mortgage Loan	$3,250,000–$3,499,000	1	4.50%	9/61	n/a	n/a	n/a	3,433	—
Fixed Rate Residential Mortgage Loan	$4,000,000–$4,249,999	1	9.99%	2/23	n/a	n/a	n/a	741	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$0–$249,999	662	3.38%–8.63%	1/47–8/61	n/a	n/a	n/a	117,024	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$250,000–$499,999	559	3.13%–8.38%	12/34–8/61	n/a	n/a	n/a	192,413	1,380
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$500,000–$749,999	207	3.13%–7.63%	11/47–8/61	n/a	n/a	n/a	128,197	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$750,000–$999,999	116	3.38%–7.63%	8/48–8/61	n/a	n/a	n/a	96,739	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,000,000–$1,249,999	61	3.63%–6.63%	10/48–8/61	n/a	n/a	n/a	67,823	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,250,000–$1,499,999	39	3.25%–6.24%	10/48–8/61	n/a	n/a	n/a	52,875	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,500,000–$1,749,999	22	3.38%–5.88%	11/47–7/61	n/a	n/a	n/a	34,224	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,750,000–$1,999,999	11	3.50%–6.13%	4/50–6/61	n/a	n/a	n/a	21,253	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,000,000–$2,249,999	6	3.88%–6.50%	4/50–4/61	n/a	n/a	n/a	11,564	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,250,000–$2,499,999	9	3.63%–6.00%	10/50–8/61	n/a	n/a	n/a	21,811	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,500,000–$2,749,999	6	3.25%–5.25%	1/51–7/61	n/a	n/a	n/a	13,570	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,750,000–$2,999,999	2	3.25%–3.50%	2/51–8/51	n/a	n/a	n/a	6,008	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$3,000,000–$3,249,000	3	3.63%–6.25%	10/50–6/61	n/a	n/a	n/a	9,239	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$3,250,000–$3,499,000	1	4.50%	4/51	n/a	n/a	n/a	3,336	—
Total Residential Mortgage Loans								2,016,228	36,528

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Commercial Mortgage Loans:								(In thousands)
Adjustable Rate Commercial Mortgage Loan	$0–$4,999,999	12	5.75%–8.50%	1/22–12/23	n/a	n/a	n/a	40,230	—
Adjustable Rate Commercial Mortgage Loan	$5,000,000–$9,999,999	14	5.45%–8.00%	8/22–1/24	n/a	n/a	n/a	101,729	8,525
Adjustable Rate Commercial Mortgage Loan	$10,000,000–$14,999,999	6	5.75%–9.50%	1/22–11/23	n/a	n/a	n/a	76,976	—
Adjustable Rate Commercial Mortgage Loan	$15,000,000–$19,999,999	5	5.75%–9.00%	9/21–1/24	n/a	n/a	n/a	65,021	15,500
Adjustable Rate Commercial Mortgage Loan	$40,000,000–$44,999,999	1	5.25%	1/24	n/a	n/a	n/a	42,241	—
Total Commercial Mortgage Loans								326,197	24,025
Total Mortgage Loans								2,342,425	60,553
(1)Aggregate cost for federal income tax purposes is $686.5 million for commercial and non-securitized residential mortgage loans. Excluded from this amount is the cost basis for federal income tax purposes of $1.042 billion of securitized residential loans; such loans have been deemed to be sold for tax purposes but do not meet the requirements for true sale under U.S. GAAP.
(2)As of December 31, 2021, all of the Company's mortgage loans were carried at fair value. See Note 2 and Note 3 in the notes to our consolidated financial statements for additional details.
The following table presents a roll-forward of the fair value of the Company's mortgage loans on real estate for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
(In thousands)
Beginning Balance	$1,400,100	$1,206,962	$692,131
Additions:
Purchases	1,949,449	716,241	837,502
Net unrealized gain	—	11,427	6,717
Net realized gain	—	—	3,878
Deductions:
Cost of mortgages sold	(145,755)	(28,613)	(28,805)
Collections of principal	(812,988)	(496,186)	(275,520)
Amortization of premium and (discounts)	(13,754)	(6,317)	(6,363)
Foreclosures	(14,033)	(3,384)	(22,578)
Net unrealized loss	(119)	—	—
Net realized loss	(20,475)	(30)	—
Ending Balance	$2,342,425	$1,400,100	$1,206,962

3. Exhibits:

Exhibit	Description
3.1	Certificate of Incorporation of Ellington Financial Inc. (incorporated by reference to the current report on Form 8-K (No. 001-34569), filed on March 4, 2019)

3.2	Bylaws of Ellington Financial Inc. (incorporated by reference to the current report on Form 8-K (No. 001-34569), filed on March 4, 2019)

3.3
Certificate of Designations of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.3 of the registration statement on Form 8-A filed on October 21, 2019)

3.4
Certificate of Amendment of Certificate of Designations of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to the Current Report on Form 8-K filed on January 21, 2022)

3.5
Certificate of Designations of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.4 of the registration statement on Form 8-A filed on December 10, 2021)

3.6
Certificate of Amendment of Certificate of Designations of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to the Current Report on Form 8-K filed on January 21, 2022)

4.1
Form of certificate representing the 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated herein by reference to Exhibit 4.1 of Ellington Financial Inc.’s Form 8-A filed on October 21, 2019).

4.2
Form of certificate representing the 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated herein by reference to Exhibit 4.2 of Ellington Financial Inc.’s Form 8-A filed on December 10, 2021).

4.3
Indenture, dated as of February 13, 2019, among EF Holdco Inc., EF Cayman Holdings Ltd., Ellington Financial LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to the current report on Form 8-K (No. 001-34569), filed on February 13, 2019)

4.4	Form of EF Holdco Inc.’s and EF Cayman Holdings Ltd.’s 5.50% Senior Notes due 2022 (included in Exhibit 4.2)

4.5	Description of Securities Registered under Section 12 of the Exchange Act

10.1†
Seventh Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of March 13, 2018 (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017)

10.2
Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013 (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.3
First Amendment to Limited Liability Company Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013. (incorporated by reference to the Current Report on Form 8-K filed on October 22, 2019)

10.4
Second Amendment to Limited Liability Company Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013 (incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021)

10.5
Third Amendment to Limited Liability Company Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013 (incorporated by reference to the Current Report on Form 8-K filed on January 21, 2022)

10.6†	2007 Incentive Plan for Individuals (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.7†	2007 Incentive Plan for Entities (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.8†	Ellington Financial LLC 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.9†	Form of LTIP Unit Award Agreement for Directors (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

Exhibit	Description
(continued)
10.10†	Form of LTIP Unit Award Agreement for Individuals (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.11†	Form of Individual LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.12†	Form of Non-Employee Director LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.13†	Form of OP LTIP Unit Award for Directors (incorporated by reference to Form 10-Q for the Quarter Ended September 30, 2019).

10.14†	Form of OP LTIP Unit Award for Officers (incorporated by reference to Form 10-Q for the Quarter Ended September 30, 2019).

10.15†	Form of Indemnity Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on September 3, 2009, as amended)

21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

23.2	Consent of Richey May & Co., for Financial Statements of Longbridge Financial, LLC

23.3	Consent of Richey May & Co., for Financial Statements of LendSure Mortgage Corp.

24.1	Power of Attorney (included on Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.1	Financial Statements of Longbridge Financial, LLC

99.2	Financial Statements of LendSure Mortgage Corp.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ELLINGTON FINANCIAL INC.
Date:	March 1, 2022	By:	/s/ LAURENCE PENN
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

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2022
LAURENCE PENN

/s/ JR HERLIHY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022
JR HERLIHY

/s/ LISA MUMFORD	Director	March 1, 2022
LISA MUMFORD

/s/ RONALD I. SIMON PH.D	Chairman of the Board	March 1, 2022
RONALD I. SIMON PH.D

/s/ EDWARD RESENDEZ	Director	March 1, 2022
EDWARD RESENDEZ

/s/ STEPHEN J. DANNHAUSER	Director	March 1, 2022
STEPHEN J. DANNHAUSER