Form 10-Q
period 2022-03-31
Ellington Financial Inc.
filed 2022-05-10
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of May 6, 2022: 60,045,963

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2022	December 31, 2021
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$363,529	$92,661
Restricted cash(1)	175	175
Securities, at fair value(1)(2)	1,877,529	2,087,360
Loans, at fair value(1)(2)	2,884,627	2,415,321
Investments in unconsolidated entities, at fair value(1)	219,303	195,643
Real estate owned(1)(2)	24,533	24,681
Financial derivatives—assets, at fair value	65,082	18,894
Reverse repurchase agreements	131,243	123,250
Due from brokers	122,825	93,549
Investment related receivables(1)	134,460	122,175
Other assets(1)	3,959	3,710
Total Assets	$5,827,265	$5,177,419
Liabilities
Securities sold short, at fair value	$79,679	$120,525
Repurchase agreements(1)	2,717,638	2,469,763
Financial derivatives—liabilities, at fair value	16,528	12,298
Due to brokers	36,043	2,233
Investment related payables	59,375	39,048
Other secured borrowings(1)	47,941	96,622
Other secured borrowings, at fair value(1)	1,216,542	984,168
Senior notes, net	85,890	85,802
Senior notes, at fair value	210,000	—
Base management fee payable to affiliate	4,266	3,115
Incentive fee payable to affiliate	—	3,246
Dividends payable	11,615	10,375
Interest payable(1)	3,749	4,570
Accrued expenses and other liabilities(1)	15,061	22,098
Total Liabilities	4,504,327	3,853,863
Commitments and contingencies (Note 21)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 9,420,421 and 9,400,000 shares issued and outstanding, and $235,511 and $235,000 aggregate liquidation preference, respectively	227,432	226,939
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 59,662,263 and 57,458,169 shares issued and outstanding, respectively	60	58
Additional paid-in-capital	1,199,958	1,161,603
Retained earnings (accumulated deficit)	(133,370)	(97,279)
Total Stockholders' Equity	1,294,080	1,291,321
Non-controlling interests(1)	28,858	32,235
Total Equity	1,322,938	1,323,556
Total Liabilities and Equity	$5,827,265	$5,177,419
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

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2022	March 31, 2021
(In thousands, except per share amounts)
Net Interest Income
Interest income	$51,074	$40,079
Interest expense	(14,017)	(11,342)
Total net interest income	37,057	28,737
Other Income (Loss)(1)
Realized gains (losses) on securities and loans, net	806	4,276
Realized gains (losses) on financial derivatives, net	23,335	5,795
Realized gains (losses) on real estate owned, net	(27)	61
Unrealized gains (losses) on securities and loans, net	(151,153)	(1,781)
Unrealized gains (losses) on financial derivatives, net	45,307	10,711
Unrealized gains (losses) on real estate owned, net	(571)	(792)
Unrealized gains (losses) on other secured borrowings, at fair value, net	55,641	1,180
Other, net	1,220	780
Total other income (loss)	(25,442)	20,230
Expenses
Base management fee to affiliate (Net of fee rebates of $657 and $194, respectively)(2)	4,266	3,277
Incentive fee to affiliate	—	—
Investment related expenses:
Servicing expense	1,524	986
Debt issuance costs related to Other secured borrowings, at fair value	2,232	1,665
Debt issuance costs related to Senior notes, at fair value	3,615	—
Other	2,312	2,204
Professional fees	1,177	1,198
Compensation expense	2,560	1,420
Other expenses	1,881	1,579
Total expenses	19,567	12,329
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	(7,952)	36,638
Income tax expense (benefit)	(6,960)	2,017
Earnings (losses) from investments in unconsolidated entities	(5,506)	6,635
Net Income (Loss)	(6,498)	41,256
Net income (loss) attributable to non-controlling interests	(420)	1,459
Dividends on preferred stock	3,824	1,941
Net Income (Loss) Attributable to Common Stockholders	$(9,902)	$37,856
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$(0.17)	$0.86
(1)Conformed to current period presentation.
(2)See Note 13 for further details on management fee rebates.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2021	$226,939	57,458,169	$58	$1,161,603	$(97,279)	$1,291,321	$32,235	$1,323,556
Net income (loss)					(6,078)	(6,078)	(420)	(6,498)
Net proceeds from the issuance of common stock(1)		2,185,000	2	38,452		38,454		38,454
Net proceeds from the issuance of preferred stock(1)	493					493		493
Shares of common stock issued in connection with incentive fee payment		19,094	—	325		325		325
Contributions from non-controlling interests							5,846	5,846
Common dividends(2)					(26,189)	(26,189)	(332)	(26,521)
Preferred dividends(3)					(3,824)	(3,824)		(3,824)
Distributions to non-controlling interests							(9,181)	(9,181)
Adjustment to non-controlling interests				(706)		(706)	706	—
Share-based long term incentive plan unit awards				284		284	4	288
BALANCE, March 31, 2022	$227,432	59,662,263	$60	$1,199,958	$(133,370)	$1,294,080	$28,858	$1,322,938

BALANCE, December 31, 2020	$111,034	43,781,684	$44	$915,658	$(141,521)	$885,215	$36,357	$921,572
Net income (loss)					39,797	39,797	1,459	41,256
Contributions from non-controlling interests							1,517	1,517
Common dividends(2)					(13,134)	(13,134)	(200)	(13,334)
Preferred dividends(3)					(1,941)	(1,941)		(1,941)
Distributions to non-controlling interests							(5,923)	(5,923)
Adjustment to non-controlling interests				(307)		(307)	307	—
Share-based long term incentive plan unit awards				226		226	3	229
BALANCE, March 31, 2021	$111,034	43,781,684	$44	$915,577	$(116,799)	$909,856	$33,520	$943,376
(1)Net of underwriters' discounts and commissions and offering costs.
(2)For the three-month periods ended March 31, 2022 and 2021, dividends totaling $0.45 and $0.30, respectively, per share of common stock and convertible unit outstanding, were declared.
(3)For the three-month periods ended March 31, 2022 and 2021, dividends totaling $0.8125 and $0.421875, respectively, per share of preferred stock were declared.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2022	March 31, 2021
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$32,931	$9,164
Cash Flows from Investing Activities:
Purchase of securities	$(388,759)	(761,382)
Purchase of loans	(1,003,464)	(302,567)
Capital improvements of real estate owned	—	(473)
Proceeds from disposition of securities	412,385	285,767
Proceeds from disposition of loans	19,520	—
Contributions to investments in unconsolidated entities	(2,678)	200
Distributions from investments in unconsolidated entities	110,042	12,971
Proceeds from disposition of real estate owned	499	336
Proceeds from principal payments of securities	93,950	108,082
Proceeds from principal payments of loans	143,039	53,586
Proceeds from securities sold short	327,126	86,373
Repurchase of securities sold short	(358,377)	(25,219)
Payments on financial derivatives	(17,257)	(14,566)
Proceeds from financial derivatives	40,427	18,138
Payments made on reverse repurchase agreements	(8,765,502)	(1,866,265)
Proceeds from reverse repurchase agreements	8,757,165	1,806,591
Due from brokers, net	16,941	6,044
Due to brokers, net	22,484	2,088
Net cash provided by (used in) investing activities	(592,459)	(590,296)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	38,524	—
Net proceeds from the issuance of preferred stock(1)	506	—
Offering costs paid	(540)	—
Dividends paid	(29,105)	(15,273)
Contributions from non-controlling interests	6,424	1,159
Distributions to non-controlling interests	(9,181)	(5,923)
Proceeds from issuance of Other secured borrowings	11,632	20,634
Principal payments on Other secured borrowings	(16,593)	(7,990)
Borrowings under repurchase agreements	2,210,217	1,495,139
Repayments of repurchase agreements	(1,918,489)	(1,043,777)
Proceeds from issuance of Senior notes, at fair value	210,000	—
Proceeds from issuance of Other secured borrowings, at fair value	358,388	211,187
Due from brokers, net	(31,357)	(34,815)
Due to brokers, net	(30)	(1,506)
Net cash provided by (used in) financing activities	830,396	618,835
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	270,868	37,703
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	92,836	111,822
Cash, Cash Equivalents, and Restricted Cash, End of Period	$363,704	$149,525

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2022	March 31, 2021
(In thousands)	Expressed in U.S. Dollars
Supplemental disclosure of cash flow information:
Interest paid	$14,838	$12,660
Income tax paid (refunded)	(24)	(7)
Dividends payable	11,615	5,740
Shares issued in connection with incentive fee payment (non-cash)	325	—
Share-based long term incentive plan unit awards (non-cash)	288	—
Transfers from mortgage loans to real estate owned (non-cash)	948	12,554
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	129,912	12,600
Purchase of loans (non-cash)	—	(800)
Proceeds from principal payments of investments (non-cash)	121,587	92,930
Principal payments on Other secured borrowings, at fair value (non-cash)	(114,117)	(92,930)
Proceeds received from Other secured borrowings, at fair value (non-cash)	44,381	39,321
Principal payments on Other secured borrowings (non-cash)	(43,720)	—
Proceeds from issuance of Other secured borrowings (non-cash)	—	800
Repayments of repurchase agreements (non-cash)	(43,853)	(38,782)
(1)Net of underwriters' discounts and commissions.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
The Company has securitized certain mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans." The Company's securitized non-QM loans are held as part of a collateralized financing entity, or "CFE." A CFE is a VIE that holds financial assets, issues beneficial interests in those assets, and has no more than nominal equity, and for which the issued beneficial interests have contractual recourse only to the related assets of the CFE. ASC 810, Consolidation ("ASC 810") allows the Company to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. The Company has elected the fair value option, or "FVO," for initial and subsequent recognition of the debt issued by its consolidated securitization trusts and has determined that each consolidated securitization trust meets the definition of a CFE; see Note 10 "Securitization Transactions—Residential Mortgage Loan Securitizations" for further discussion on the Company's securitization trusts. The Company has determined the inputs to the fair value measurement of the financial liabilities of each of its CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of each of the CFEs to measure the fair value of the financial assets of each of the CFEs. The fair value of the debt issued by each CFE is typically valued using both external pricing data, which includes third-party valuations, and internal pricing models. The securitized non-QM loans, which are assets of the CFEs, are included in Loans, at fair value, on the Company's Consolidated Balance Sheet. The debt issued by the CFEs is included in Other secured borrowings, at fair value, on the Company's Consolidated Balance Sheet. Unrealized gains (losses) from changes in fair value of Other secured borrowings, at fair value, are included in Unrealized gains (losses) on other secured borrowings, at fair value, net, on the Company's Consolidated Statement of Operations. The securitized non-QM loans and the debt issued by the Company's CFEs are both classified as Level 3.
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
TBA Securities: The Company transacts in the forward settling TBA market. A TBA position is a forward contract for the purchase ("long position") or sale ("short position") of Agency RMBS at a predetermined price, face amount, issuer, coupon, and maturity on an agreed-upon future delivery date. For each TBA contract and delivery month, a uniform settlement date for all market participants is determined by the Securities Industry and Financial Markets Association. The specific Agency RMBS to be delivered into the contract at the settlement date are not known at the time of the transaction. The Company usually does not take delivery of TBAs, but rather enters into offsetting transactions and settles the associated receivable and payable balances with its counterparties. The Company uses TBAs to mitigate interest rate risk, usually by taking short positions. The Company also invests in TBAs as a means of acquiring additional exposure to Agency RMBS, or for speculative purposes, including holding long positions.
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

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:
March 31, 2022:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$1,493,870	$8,621	$1,502,491
Non-Agency RMBS	—	93,236	116,776	210,012
CMBS	—	21,585	9,526	31,111
CLOs	—	24,087	22,824	46,911
Asset-backed securities, backed by consumer loans	—	—	76,504	76,504
Corporate debt securities	—	159	500	659
Corporate equity securities	—	—	9,841	9,841
Loans, at fair value:
Residential mortgage loans	—	—	2,433,007	2,433,007
Commercial mortgage loans	—	—	429,954	429,954
Consumer loans	—	—	9,878	9,878
Corporate loans	—	—	11,788	11,788
Investment in unconsolidated entities, at fair value	—	—	219,303	219,303
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	304	304
Credit default swaps on asset-backed indices	—	1,193	—	1,193
Credit default swaps on corporate bond indices	—	154	—	154
Interest rate swaps	—	51,249	—	51,249
TBAs	—	5,082	—	5,082
Options	—	248	—	248
Warrants	—	1,058	—	1,058
Futures	5,794	—	—	5,794
Total assets	$5,794	$1,691,921	$3,348,826	$5,046,541
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(79,679)	$—	$(79,679)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(38)	—	(38)
Credit default swaps on corporate bonds	—	(84)	—	(84)
Credit default swaps on corporate bond indices	—	(3,321)	—	(3,321)
Interest rate swaps	—	(11,945)	—	(11,945)
TBAs	—	(937)	—	(937)
Futures	(131)	—	—	(131)
Forwards	—	(72)	—	(72)
Other secured borrowings, at fair value	—	—	(1,216,542)	(1,216,542)
Senior notes, at fair value	—	—	(210,000)	(210,000)
Total liabilities	$(131)	$(96,076)	$(1,426,542)	$(1,522,749)

December 31, 2021:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$1,686,906	$9,710	$1,696,616
Non-Agency RMBS	—	81,666	134,888	216,554
CMBS	—	12,509	13,134	25,643
CLOs	—	35,651	26,678	62,329
Asset-backed securities, backed by consumer loans	—	—	73,108	73,108
Corporate debt securities	—	356	5,198	5,554
Corporate equity securities	—	—	7,556	7,556
Loans, at fair value:
Residential mortgage loans	—	—	2,016,228	2,016,228
Commercial mortgage loans	—	—	326,197	326,197
Consumer loans	—	—	62,365	62,365
Corporate loans	—	—	10,531	10,531
Investment in unconsolidated entities, at fair value	—	—	195,643	195,643
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	303	303
Credit default swaps on asset-backed indices	—	1,751	—	1,751
Credit default swaps on corporate bond indices	—	156	—	156
Interest rate swaps	—	13,993	—	13,993
TBAs	—	1,229	—	1,229
Options	—	278	—	278
Warrants	—	706	—	706
Futures	478	—	—	478
Total assets	$478	$1,835,201	$2,881,539	$4,717,218
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(120,525)	$—	$(120,525)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(39)	—	(39)
Credit default swaps on corporate bonds	—	(99)	—	(99)
Credit default swaps on corporate bond indices	—	(1,870)	—	(1,870)
Interest rate swaps	—	(9,098)	—	(9,098)
TBAs	—	(909)	—	(909)
Futures	(75)	—	—	(75)
Forwards	—	(208)	—	(208)
Other secured borrowings, at fair value	—	—	(984,168)	(984,168)
Total liabilities	$(75)	$(132,748)	$(984,168)	$(1,116,991)

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2022 and December 31, 2021:
March 31, 2022:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$80,893	Market Quotes	Non Binding Third-Party Valuation	$0.45	$178.25	$75.78
	35,883	Discounted Cash Flows
	116,776		Yield(1)	—%	112.1%	10.0%
			Projected Collateral Prepayments	—%	73.6%	44.0%
			Projected Collateral Losses	—%	88.6%	17.6%
			Projected Collateral Recoveries	—%	61.4%	14.6%
Non-Agency CMBS	8,634	Market Quotes	Non Binding Third-Party Valuation	$6.92	$84.56	$43.77
	892	Discounted Cash Flows
	9,526		Yield	8.0%	24.5%	11.9%
			Projected Collateral Losses	1.6%	26.8%	4.6%
			Projected Collateral Recoveries	0.6%	95.9%	93.3%
CLOs	18,052	Market Quotes	Non Binding Third-Party Valuation	$7.00	$99.60	$62.93
	4,772	Discounted Cash Flows
	22,824		Yield(2)	9.4%	197.8%	36.8%
			Projected Collateral Prepayments	—%	96.5%	84.9%
			Projected Collateral Losses	2.6%	16.7%	6.7%
			Projected Collateral Recoveries	0.7%	5.7%	3.8%
Agency interest only RMBS	4,122	Market Quotes	Non Binding Third-Party Valuation	$0.38	$15.29	$5.41
	4,499	Option Adjusted Spread ("OAS")
	8,621		LIBOR OAS(3)(4)	89	21,381	733
			Projected Collateral Prepayments	24.7%	100.0%	61.7%
ABS backed by consumer loans	76,504	Discounted Cash Flows	Yield	6.4%	22.6%	15.5%
			Projected Collateral Prepayments	0.0%	11.2%	9.3%
			Projected Collateral Losses	1.0%	25.8%	19.9%
Corporate debt and equity	10,341	Discounted Cash Flows	Yield	0.0%	19.0%	10.2%

Performing and re-performing residential mortgage loans	35,429	Recent Transactions	Transaction Price	n/a	n/a	n/a
	1,060,745	Discounted Cash Flows
	1,096,174		Yield	3.4%	92.2%	5.5%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Securitized residential mortgage loans(5)(6)	$1,218,736	Market Quotes	Non Binding Third-Party Valuation	$0.47	$99.26	$96.91
	98,831	Discounted Cash Flows
	1,317,567		Yield	2.6%	13.3%	5.1%
Non-performing residential mortgage loans	19,266	Discounted Cash Flows	Yield	3.3%	61.3%	14.8%
			Recovery Amount	—%	193.4%	33.5%
			Months to Resolution	5.8	159.7	26.7
Performing commercial mortgage loans	398,494	Discounted Cash Flows	Yield	4.8%	8.5%	6.5%
Non-performing commercial mortgage loans	31,460	Discounted Cash Flows	Yield	10.8%	15.1%	12.9%
			Recovery Amount	100.0%	100.3%	100.0%
			Months to Resolution	2.8	4.8	3.8
Consumer loans	9,878	Discounted Cash Flows	Yield	8.0%	28.0%	9.8%
			Projected Collateral Prepayments	0.0%	26.6%	15.9%
			Projected Collateral Losses	0.8%	38.2%	9.0%
Corporate loans	7,000	Market Quotes	Non Binding Third-Party Valuation	$100.00	$100.00	$100.00
	4,788	Discounted Cash Flows
	11,788		Yield	3.0%	21.9%	15.2%
Investment in unconsolidated entities—Loan origination entities	116,234	Enterprise Value	Equity Price-to-Book(7)	1.3x	1.7x	1.5x
Investment in unconsolidated entities—Other	89,033	Enterprise Value	Net Asset Value	n/a	n/a	n/a
Investment in unconsolidated entities—Loan origination-related entities	14,036	Recent Transactions	Transaction Price	n/a	n/a	n/a
	219,303
Credit default swaps on asset-backed securities	304	Net Discounted Cash Flows	Projected Collateral Prepayments	30.1%	37.3%	35.7%
			Projected Collateral Losses	6.1%	8.4%	6.6%
			Projected Collateral Recoveries	10.1%	13.6%	10.2%
Other secured borrowings, at fair value(5)	(1,216,542)	Market Quotes	Non Binding Third-Party Valuation	$80.17	$99.26	$97.27
			Yield	3.6%	5.2%	4.0%
			Projected Collateral Prepayments	—%	100.0%	99.0%
Senior notes, at fair value	(210,000)	Recent Transactions	Transaction Price	n/a	n/a	n/a
(1)For the range minimum, the range maximum, and the weighted average yield, excludes non-Agency RMBS with a negative yield, with a total fair value of $0.2 million. Including these securities the weighted average yield was 10.6%.
(2)For the range minimum, the range maximum, and the weighted average yield, excludes CLOs with a negative yield, with a total fair value of $2.9 million. Including these securities the weighted average yield was 24.0%.
(3)Shown in basis points.
(4)For range minimum, range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $1.0 million. Including these securities the weighted average was 1,456 basis points.
(5)Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(6)Includes $8.9 million of non-performing securitized residential mortgage loans.
(7)Represents an estimation of where market participants might value an enterprise on a price-to-book basis.

December 31, 2021:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$89,344	Market Quotes	Non Binding Third-Party Valuation	$0.34	$222.87	$85.17
	45,544	Discounted Cash Flows
	134,888		Yield(1)	—%	38.6%	6.8%
			Projected Collateral Prepayments	—%	74.4%	39.1%
			Projected Collateral Losses	—%	82.9%	22.5%
			Projected Collateral Recoveries	—%	91.5%	17.5%
Non-Agency CMBS	12,866	Market Quotes	Non Binding Third-Party Valuation	$7.00	$90.77	$56.98
	268	Discounted Cash Flows
	13,134		Yield	7.6%	26.3%	10.3%
			Projected Collateral Losses	—%	6.5%	2.3%
			Projected Collateral Recoveries	10.0%	100.0%	95.0%
CLOs	18,664	Market Quotes	Non Binding Third-Party Valuation	$14.00	$99.75	$54.99
	8,014	Discounted Cash Flows
	26,678		Yield(2)	9.0%	292.1%	32.8%
			Projected Collateral Prepayments	13.4%	94.5%	91.3%
			Projected Collateral Losses	1.9%	68.9%	4.4%
			Projected Collateral Recoveries	1.3%	17.8%	3.4%
Agency interest only RMBS	3,558	Market Quotes	Non Binding Third-Party Valuation	$0.72	$20.36	$7.31
	6,152	Option Adjusted Spread ("OAS")
	9,710		LIBOR OAS(3)(4)	135	19,247	683
			Projected Collateral Prepayments	49.5%	100.0%	78.8%
ABS backed by consumer loans	73,108	Discounted Cash Flows	Yield	9.5%	22.8%	15.7%
			Projected Collateral Prepayments	0.0%	11.6%	9.0%
			Projected Collateral Losses	1.0%	31.1%	20.9%
Corporate debt and equity	12,754	Discounted Cash Flows	Yield	8.1%	44.3%	14.7%
Performing and re-performing residential mortgage loans	933	Recent Transactions	Transaction Price	n/a	n/a	n/a
	951,723	Discounted Cash Flows
	952,656		Yield	0.9%	57.5%	4.7%
Securitized residential mortgage loans(5)(6)	1,003,164	Market Quotes	Non Binding Third-Party Valuation	$88.36	$102.14	$99.83
	38,381	Discounted Cash Flows
	1,041,545		Yield	1.3%	23.5%	4.2%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(Continued)	(In thousands)
Non-performing residential mortgage loans	$22,027	Discounted Cash Flows	Yield	0.8%	35.9%	11.5%
			Recovery Amount	0.5%	174.8%	34.8%
			Months to Resolution	5.8	100.8	29.5
Performing commercial mortgage loans	310,735	Discounted Cash Flows	Yield	5.1%	10.6%	7.2%
Non-performing commercial mortgage loans	15,462	Discounted Cash Flows	Yield	10.6%	10.6%	10.6%
			Recovery Amount	100.2%	100.2%	100.2%
			Months to Resolution	1.8	1.8	1.8
Consumer loans	62,365	Discounted Cash Flows	Yield	5.2%	75.6%	9.3%
			Projected Collateral Prepayments	0.0%	28.4%	14.1%
			Projected Collateral Losses	0.9%	86.6%	9.7%
Corporate loans	7,000	Market Quotes	Non Binding Third-Party Valuation	$100.00	$100.00	$100.00
	3,531	Discounted Cash Flows
	10,531		Yield	3.0%	21.9%	16.1%
Investment in unconsolidated entities—Loan Originators(6)	123,779	Enterprise Value	Equity Price-to-Book(7)	1.2x	1.9x	1.5x
Investment in unconsolidated entities—Other(6)	57,828	Enterprise Value	Net Asset Value	n/a	n/a	n/a
	14,036	Recent Transactions	Transaction Price	n/a	n/a	n/a
	195,643
Credit default swaps on asset-backed securities	303	Net Discounted Cash Flows	Projected Collateral Prepayments	33.9%	41.9%	40.1%
			Projected Collateral Losses	6.5%	8.8%	7.0%
			Projected Collateral Recoveries	11.2%	11.4%	11.3%
Other secured borrowings, at fair value(5)	(984,168)	Market Quotes	Non Binding Third-Party Valuation	$93.34	$102.14	$99.94
			Yield	1.8%	2.5%	2.1%
			Projected Collateral Prepayments	—%	97.2%	68.1%
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

The tables below includes a roll-forward of the Company's financial instruments for the three-month periods ended March 31, 2022 and 2021 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended March 31, 2022

(In thousands)	Beginning Balance as of December 31, 2021	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2022
Assets:
Securities, at fair value:
Agency RMBS	$9,710	$(573)	$362	$(1,211)	$399	$(514)	$1,500	$(1,052)	$8,621
Non-Agency RMBS	134,888	479	(126)	(2,391)	3,401	(6,688)	5,998	(18,785)	116,776
CMBS	13,134	41	1,143	(747)	3,101	(2,234)	2,926	(7,838)	9,526
CLOs	26,678	(716)	953	1,610	—	(5,781)	2,876	(2,796)	22,824
Asset-backed securities backed by consumer loans	73,108	(1,113)	(274)	(2,023)	18,792	(11,986)	—	—	76,504
Corporate debt securities	5,198	—	1,535	(1,508)	1,728	(6,453)	—	—	500
Corporate equity securities	7,556	—	1,625	(829)	4,127	(2,638)	—	—	9,841
Loans, at fair value:
Residential mortgage loans	2,016,228	(4,467)	1,511	(70,512)	723,095	(232,848)	—	—	2,433,007
Commercial mortgage loans	326,197	—	10	164	267,642	(164,059)	—	—	429,954
Consumer loans	62,365	(2,139)	(180)	(466)	10,946	(60,648)	—	—	9,878
Corporate loan	10,531	—	—	—	1,650	(393)	—	—	11,788
Investments in unconsolidated entities, at fair value	195,643	—	878	(6,384)	139,208	(110,042)	—	—	219,303
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	303	—	(4)	1	4	—	—	—	304
Total assets, at fair value	$2,881,539	$(8,488)	$7,433	$(84,296)	$1,174,093	$(604,284)	$13,300	$(30,471)	$3,348,826
Liabilities:
Other secured borrowings, at fair value	$(984,168)	$—	$—	$55,641	$114,754	$(402,769)	$—	$—	$(1,216,542)
Senior notes, at fair value	—	—	—	—	—	(210,000)	—	—	(210,000)
Total liabilities, at fair value	$(984,168)	$—	$—	$55,641	$114,754	$(612,769)	$—	$—	$(1,426,542)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2022, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2022. For Level 3 financial instruments held by the Company at March 31, 2022, change in net unrealized gain (loss) of $(4.3) million, $(70.3) million, $(7.8) million, $1 thousand, and $55.6 million, for the three-month period ended March 31, 2022 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, and other secured borrowings, at fair value, respectively.
At March 31, 2022, the Company transferred $30.5 million of assets from Level 3 to Level 2 and $13.3 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Three-Month Period Ended March 31, 2021

(In thousands)	Beginning Balance as of December 31, 2020	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2021
Assets:
Securities, at fair value:
Agency RMBS	$11,663	$(1,121)	$(26)	$(136)	$1,814	$—	$5,857	$(649)	$17,402
Non-Agency RMBS	127,838	679	(226)	(557)	20,742	(18,639)	1,998	(4,506)	127,329
CMBS	63,148	218	2,082	2,525	—	(39,705)	—	(10,974)	17,294
CLOs	111,100	734	912	5,334	1,812	(43,210)	1,511	(40,608)	37,585
Asset-backed securities backed by consumer loans	44,925	(657)	33	(485)	24,334	(8,677)	—	—	59,473
Corporate debt securities	4,082	—	180	5	1,027	(533)	—	—	4,761
Corporate equity securities	1,590	—	(385)	604	2,311	—	—	—	4,120
Loans, at fair value:
Residential mortgage loans	1,187,069	(2,470)	194	2,214	222,081	(128,451)	—	—	1,280,637
Commercial mortgage loans	213,031	9	436	(263)	57,166	(34,431)	—	—	235,948
Consumer loans	47,525	(1,843)	(1,265)	327	16,749	(8,788)	—	—	52,705
Corporate loan	5,855	—	—	—	7,371	—	—	—	13,226
Investment in unconsolidated entities, at fair value	141,620	—	128	6,507	12,870	(13,441)	—	—	147,684
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	347	—	26	(27)	4	(30)	—	—	320
Total return swaps	9	—	141	(6)	—	(142)	—	—	2
Total assets, at fair value	$1,959,802	$(4,451)	$2,230	$16,042	$368,281	$(296,047)	$9,366	$(56,737)	$1,998,486
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$(484)	$—	$(500)	$146	$500	$—	$—	$—	$(338)
Other secured borrowings, at fair value(3)	(754,921)	—	—	1,180	92,993	(250,508)	—	—	(911,256)
Total liabilities, at fair value	$(755,405)	$—	$(500)	$1,326	$93,493	$(250,508)	$—	$—	$(911,594)
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

The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022		December 31, 2021
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$363,529	$363,529	$92,661	$92,661
Restricted cash	175	175	175	175
Due from brokers	122,825	122,825	93,549	93,549
Reverse repurchase agreements	131,243	131,243	123,250	123,250
Liabilities:
Repurchase agreements	2,717,638	2,717,638	2,469,763	2,469,763
Other secured borrowings	47,941	47,941	96,622	96,622
Senior notes, net	86,017	85,890	86,249	85,802
Due to brokers	36,043	36,043	2,233	2,233
Cash and cash equivalents generally includes cash held in interest bearing overnight accounts, for which fair value equals the carrying value, and investments which are liquid in nature, such as investments in money market accounts or U.S. Treasury Bills, for which fair value equals the carrying value; such assets are considered Level 1. Restricted cash includes cash held in a segregated account for which fair value equals the carrying value; such assets are considered Level 1. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; fair value of these items is approximated by carrying value and such items are considered Level 1. The Company's reverse repurchase agreements, repurchase agreements, and other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements, repurchase agreements, and other secured borrowings are classified as Level 2 based on the adequacy of the collateral and their short term nature. Senior notes, net are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments. As of March 31, 2022 and December 31, 2021 of the estimated fair value of the Company's Senior notes was based on a third-party valuation.

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of March 31, 2022 and December 31, 2021.
March 31, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$193,850	$7,731	$201,581	$24	$(9,104)	$192,501	2.57%	1.47%	4.19
20-year fixed-rate mortgages	7,804	405	8,209	—	(687)	7,522	2.42%	1.45%	6.61
30-year fixed-rate mortgages	1,238,682	48,710	1,287,392	585	(70,283)	1,217,694	2.98%	2.21%	8.04
Adjustable rate mortgages	8,783	533	9,316	19	(397)	8,938	3.25%	1.98%	5.14
Reverse mortgages	47,708	3,072	50,780	—	(1,564)	49,216	3.19%	2.19%	4.16
Interest only securities	n/a	n/a	27,508	2,250	(3,138)	26,620	1.82%	8.23%	4.83
Non-Agency RMBS	321,307	(129,181)	192,126	8,517	(10,227)	190,416	2.91%	6.79%	4.53
CMBS	56,045	(27,958)	28,087	451	(2,222)	26,316	2.45%	7.19%	8.23
Non-Agency interest only securities	n/a	n/a	21,508	3,418	(535)	24,391	0.22%	12.89%	6.47
CLOs	n/a	n/a	53,430	5,220	(11,739)	46,911	1.53%	7.91%	3.24
ABS backed by consumer loans	125,758	(45,323)	80,435	955	(4,886)	76,504	11.67%	15.59%	1.31
Corporate debt	22,467	(21,746)	721	30	(92)	659	0.08%	—%	2.38
Corporate equity	n/a	n/a	8,902	2,325	(1,386)	9,841	n/a	n/a	n/a
Total Long	2,022,404	(163,757)	1,969,995	23,794	(116,260)	1,877,529	1.75%	3.56%	6.69
Short:
U.S. Treasury securities	(55,900)	579	(55,321)	2,615	(29)	(52,735)	1.10%	1.30%	4.73
European sovereign bonds	(27,308)	(607)	(27,915)	971	—	(26,944)	0.01%	0.05%	2.94
Total Short	(83,208)	(28)	(83,236)	3,586	(29)	(79,679)	0.75%	0.88%	4.12
Total	$1,939,196	$(163,785)	$1,886,759	$27,380	$(116,289)	$1,797,850	1.77%	3.45%	6.58
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

The following tables detail weighted average life of the Company's Agency RMBS as of March 31, 2022 and December 31, 2021.
March 31, 2022:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$47,868	$48,901	3.78%	$5,089	$5,226	1.50%
Greater than three years and less than seven years	497,446	518,055	3.35%	18,426	19,997	2.12%
Greater than seven years and less than eleven years	929,602	989,290	2.68%	3,105	2,285	1.18%
Greater than eleven years	955	1,032	2.00%	—	—	—%
Total	$1,475,871	$1,557,278	2.93%	$26,620	$27,508	1.82%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of March 31, 2022 and December 31, 2021.
March 31, 2022:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$88,559	$89,147	2.99%	$8,198	$7,549	0.90%	$103,234	$107,476	6.32%
Greater than three years and less than seven years	54,228	52,533	2.41%	—	—	—%	20,840	27,110	1.29%
Greater than seven years and less than eleven years	66,751	70,489	3.74%	16,193	13,959	0.18%	—	—	—%
Greater than eleven years	7,194	8,044	0.05%	—	—	—%	—	—	—%
Total	$216,732	$220,213	2.84%	$24,391	$21,508	0.22%	$124,074	$134,586	5.10%
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
The following table details the components of interest income by security type for the three-month periods ended March 31, 2022 and 2021:

	Three-Month Period Ended
(In thousands)	March 31, 2022			March 31, 2021
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$14,335	$(6,137)	$8,198	$14,352	$(7,600)	$6,752
Non-Agency RMBS and CMBS	4,086	28	4,114	3,756	1,467	5,223
CLOs	1,729	(585)	1,144	2,536	944	3,480
Other securities(1)	5,557	(1,113)	4,444	3,533	(657)	2,876
Total	$25,707	$(7,807)	$17,900	$24,177	$(5,846)	$18,331
(1)Other securities includes ABS backed by consumer loans, corporate debt securities, and U.S. Treasury securities.
For the three-month periods ended March 31, 2022 and 2021 the Catch-Up Premium Amortization Adjustment was $(0.6) million and $(0.1) million, respectively.
The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three-month periods ended March 31, 2022 and 2021.

(In thousands)	Three-Month Period Ended March 31, 2022
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$391,924	$1,203	$(12,500)	$(11,297)
Non-Agency RMBS and CMBS	6,509	1,957	(39)	1,918
CLOs	16,366	1,981	(619)	1,362
Other securities(3)	15,697	3,473	(315)	3,158
Total	$430,496	$8,614	$(13,473)	$(4,859)
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(1.6) million for the three-month period ended March 31, 2022, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

(In thousands)	Three-Month Period Ended March 31, 2021
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$71,737	$424	$(395)	$29
Non-Agency RMBS and CMBS	123,208	6,609	(1,365)	5,244
CLOs	85,575	1,184	(191)	993
Other securities(3)	9,306	512	(303)	209
Total	$289,826	$8,729	$(2,254)	$6,475
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
The following tables present the fair value and gross unrealized losses of our long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost bases, by length of time that such securities have been in an unrealized loss position at March 31, 2022 and December 31, 2021.
March 31, 2022:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$1,226,857	$(65,638)	$185,703	$(16,704)	$1,412,560	$(82,342)
Non-Agency RMBS and CMBS	67,428	(3,617)	3,751	(365)	71,179	(3,982)
CLOs	2,923	(20)	16,461	(1,893)	19,384	(1,913)
Other securities(1)	1,320	(1,381)	—	(5)	1,320	(1,386)
Total	$1,298,528	$(70,656)	$205,915	$(18,967)	$1,504,443	$(89,623)
(1)Other securities includes corporate debt and equity securities.
December 31, 2021:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$1,083,017	$(15,190)	$39,124	$(1,815)	$1,122,141	$(17,005)
Non-Agency RMBS and CMBS	11,296	(802)	4,462	(1,850)	15,758	(2,652)
CLOs	624	(14)	1,302	(2,749)	1,926	(2,763)
Total	$1,094,937	$(16,006)	$44,888	$(6,414)	$1,139,825	$(22,420)
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of March 31, 2022 and December 31, 2021, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $18.9 million and $17.5 million, respectively, related to adverse changes in estimated future cash flows on its securities. Certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such securities; as of both March 31, 2022 and December 31, 2021, the estimated credit losses on such securities was $0.3 million.
The Company has determined for certain securities that a portion of such securities cost basis is not collectible. For the three-month periods ended March 31, 2022 and 2021, the Company recognized realized losses on these securities of $(1.6) million and $(1.2) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, and corporate loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of March 31, 2022 and December 31, 2021:

	As of
(In thousands)	March 31, 2022		December 31, 2021
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$2,452,210	$2,433,007	$1,969,874	$2,016,228
Commercial mortgage loans	430,031	429,954	326,438	326,197
Consumer loans	10,865	9,878	59,881	62,365
Corporate loans	11,788	11,788	10,531	10,531
Total	$2,904,894	$2,884,627	$2,366,724	$2,415,321
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
The following table provides details, by loan type, for loans that are 90 days or more past due as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022		December 31, 2021
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$32,426	$29,681	$36,528	$33,288
Commercial mortgage loans	31,500	31,460	15,500	15,462
Consumer loans	612	521	600	589
Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of March 31, 2022 and December 31, 2021.
March 31, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$2,452,210	$49,023	$2,501,233	$3,879	$(72,105)	$2,433,007	5.59%	4.38%	3.28
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.318 billion of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $2.0 million and $(41.6) million of gross unrealized gains and gross unrealized losses, respectively. See Residential Mortgage Loan Securitizations in Note 10 for additional information.

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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of March 31, 2022 and December 31, 2021:

Property Location by U.S. State	March 31, 2022	December 31, 2021
California	38.0%	40.2%
Florida	15.0%	14.9%
Texas	12.0%	11.9%
Utah	3.8%	2.9%
Arizona	2.7%	2.1%
Illinois	2.1%	2.0%
Massachusetts	2.1%	2.2%
Nevada	2.1%	1.9%
Colorado	2.0%	2.0%
North Carolina	1.9%	1.8%
Tennessee	1.9%	1.6%
Georgia	1.6%	1.5%
Oregon	1.6%	1.8%
Washington	1.6%	1.5%
New York	1.5%	1.7%
Connecticut	1.2%	1.2%
New Jersey	1.2%	1.1%
Other	7.7%	7.7%
	100.0%	100.0%
The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of March 31, 2022 and December 31, 2021.

	As of
	March 31, 2022		December 31, 2021
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$10,402	$9,767	$20,712	$20,611
Non-performing	30,808	28,150	33,949	30,806
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. As of March 31, 2022 and December 31, 2021, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $8.5 million and $3.0 million, respectively, related to adverse changes in estimated future cash flows on its residential mortgage loans. Certain of the Company's residential mortgage loans, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such loans; as of March 31, 2022 and December 31, 2021, the estimated credit losses on such loans was $7 thousand and $0.1 million, respectively.
The Company has determined for certain of its residential mortgage loans that a portion of such loans' cost basis is not collectible. For the three-month period ended March 31, 2021, the Company recognized realized losses on these loans of $33 thousand; no such realized losses were recognized during the three-month period ended March 31, 2022. Such losses are reflected in Realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
As of March 31, 2022 and December 31, 2021, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $10.0 million and $8.1 million, respectively.
Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of March 31, 2022 and December 31, 2021:
March 31, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$430,031	$—	$430,031	$86	$(163)	$429,954	6.70%	6.50%	1.34
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of March 31, 2022 and December 31, 2021:

Property Location by U.S. State	March 31, 2022	December 31, 2021
Florida	30.3%	32.3%
Arizona	12.9%	9.3%
New York	12.5%	13.5%
North Carolina	6.7%	5.9%
Massachusetts	6.6%	—%
New Jersey	6.4%	5.1%
Illinois	5.6%	—%
Ohio	5.6%	7.3%
Michigan	3.7%	4.9%
Tennessee	3.2%	7.7%
Connecticut	2.7%	3.5%
New Hampshire	2.7%	3.5%
Pennsylvania	1.1%	—%
Missouri	—%	7.0%
	100.0%	100.0%

As of March 31, 2022, the Company had two non-performing commercial mortgage loans with an unpaid principal balance and fair value of $31.5 million and $31.5 million, respectively. As of December 31, 2021, the Company had one non-performing commercial mortgage loan with an unpaid principal balance and fair value of $15.5 million and $15.5 million, respectively.
As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of March 31, 2022 and December 31, 2021, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $0.2 million and $0.3 million, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
The Company did not have any commercial mortgage loans in the process of foreclosure as of March 31, 2022 or December 31, 2021.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of March 31, 2022 and December 31, 2021:
March 31, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$10,865	$208	$11,073	$513	$(1,708)	$9,878	0.94	16
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of March 31, 2022 and December 31, 2021. During the quarter ended March 31, 2022, the Company sold the majority of its performing consumer loans, with an unpaid principal balance of $47.7 million, to a securitization trust. See Note 10, Participation in Multi-Seller Consumer Loan Securitization. This sale resulted in a significant change in the composition of our consumer loan portfolio at March 31, 2022 as compared to December 31, 2021.

Days Past Due	March 31, 2022	December 31, 2021
Current	78.2%	96.0%
30-59 Days	9.1%	1.7%
60-89 Days	7.1%	1.3%
90-119 Days	5.5%	1.0%
>120 Days	0.1%	—%
	100.0%	100.0%
During the three-month periods ended March 31, 2022 and 2021, the Company charged off $1.3 million and $1.9 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of both March 31,

2022 and December 31, 2021, the Company held charged-off consumer loans with an aggregate fair value of $0.3 million, for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of March 31, 2022 and December 31, 2021, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $1.2 million and $1.3 million, respectively, on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the three-month periods ended March 31, 2022 and 2021, the Company recognized realized losses on these loans of $(26) thousand and $(1.3) million, respectively.
Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of March 31, 2022 and December 31, 2021:
March 31, 2022:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$11,788	$11,788	15.19%	3.61
(1)See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2021:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$10,531	$10,531	16.14%	4.01
(1)See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
6. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of March 31, 2022 and December 31, 2021, the Company's investments in unconsolidated entities had an aggregate fair value of $219.3 million and $195.6 million, respectively, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the three-month periods ended March 31, 2022, and 2021, the Company recognized $(5.5) million and $6.6 million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Consolidated Statement of Operations. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of March 31, 2022 and December 31, 2021, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $76.8 million and $63.9 million, respectively.

The following table provides details about the Company's investments in unconsolidated entities as of March 31, 2022 and December 31, 2021:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	March 31, 2022	December 31, 2021
Loan Originators:
Longbridge Financial, LLC(1)	Preferred shares	49.6%	49.6%
LendSure Mortgage Corp.(1)(2)	Common shares	49.9%	49.9%
Other(1)(3)	Various	31.5%–80.0%	31.5%–80.0%
Co-investments with Ellington affiliate(s)(1):
Elizon DB 2015-1 LLC(4)(5)	Membership Interest	6.3%	3.4%
Elizon NM CRE 2020-1 LLC(4)(6)	Membership Interest	33.9%	20.5%
Elizon CH CRE 2021-1 LLC(4)(7)	Membership Interest	35.5%	30.5%
Other(4)	Membership Interest	—%	16.8%
Equity investments in securitization-related risk retention vehicles(8)	Membership Interest	24.6%–56.3%	56.3%
Other:
Jepson Holdings Limited(1)(4)	Membership Interest	7.2%	19.6%
Other(1)(4)(9)	Various	8.2%–79.0%	8.0%–79.0%
(1)See Note 13 for additional details on the Company's related party transactions.
(2)Excludes investment in warrants convertible into non-voting common shares; including such warrants the Company's additional non-voting stake in the entity was 13.8% as of both March 31, 2022 and December 31, 2021. See Note 13 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
(3)Excludes investment in non-voting common shares of a loan originator; including such shares the Company's additional non-voting stake in such entity was 16.4% as of both March 31, 2022 and December 31, 2021. See Note 13 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(5)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 52.8% and 47.5% as of March 31, 2022 and December 31, 2021, respectively.
(6)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 29.3% and 31.0% as of March 31, 2022 and December 31, 2021, respectively.
(7)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 57.4% and 44.8% as of March 31, 2022 and December 31, 2021, respectively.
(8)Includes interests in Consumer Risk Retention Vehicles, as defined in Note 10—Participation in Multi-Seller Consumer Loan Securitizations. The Company has evaluated these entities and determined that they do not meet the definition of a VIE. The Company evaluated its interest in the entity under the voting interest model outlined in ASC 810, and has determined that the Company does not control these entities. As a result, the Company has not consolidated the entity. See Note 10 for additional details on the Company's securitization transactions.
(9)Includes interest in warehouse facilities; see Note 13—Participation in CLO Transactions, for additional details.
As of March 31, 2022 and December 31, 2021, the Company had non-controlling equity interests in various loan originators with an aggregate fair value of $130.2 million and $137.8 million, respectively. As of March, 2022, the Company's two largest investments in unconsolidated entities were in mortgage loan originators, LendSure Mortgage Corp., or "LendSure" and Longbridge Financial, LLC, or "Longbridge."

The Company's investment in LendSure was considered significant pursuant to Regulation S-X for the three-month period ended March 31, 2022. For the three-month periods ended March 31, 2022 and 2021, the Company recognized $(4.3) million and $2.4 million, respectively of unrealized gains (losses) from its investment in Lendsure, which is included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations. As of March 31, 2022 and December 31, 2021, the fair value of the Company's investment in LendSure was $41.2 million and $45.5 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The following table provides a summary of the results of operations of LendSure for the three-month periods ended March 31, 2022 and 2021.

	Three-Month Period Ended
(In thousands)	March 31, 2022	March 31, 2021
Revenue	$15,562	$12,365
Net income (loss)	$399	$3,630
The Company's investment in Longbridge was considered significant pursuant to Regulation S-X for the three-month period ended March 31, 2022. For the three-month periods ended March 31, 2022 and 2021, the Company recognized $(3.2) million and $0.5 million, respectively of unrealized gains (losses) from its investment in Longbridge, which is included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations. As of March 31, 2022 and December 31, 2021, the fair value of the Company's investment in Longbridge was $71.3 million and $74.5 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The following table provides a summary of the results of operations of Longbridge for the three-month period ended March 31, 2022 and 2021.

	Three-Month Period Ended
(In thousands)	March 31, 2022	March 31, 2021
Revenue(1)	$(57,741)	$38,536
Net income (loss)	$(10,651)	$12,526
(1)Longbridge includes in Revenue mark-to-market gains and losses on certain reverse mortgage loans held for investment.
7. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the three-month periods ended March 31, 2022 and 2021:

	Three-Month Period Ended
	March 31, 2022		March 31, 2021
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2021 and 2020, respectively)	7	$24,681	13	$23,598
Transfers from mortgage loans	2	948	3	12,554
Capital expenditures and other adjustments to cost		—		473
Adjustments to record at the lower of cost or fair value		(570)		(790)
Disposals	(1)	(526)	(1)	(278)
Ending Balance (March 31, 2022 and 2021, respectively)	8	$24,533	15	$35,557
During the three-month period ended March 31, 2022, the Company sold one REO property, realizing a net gain (loss) of approximately $(27) thousand. During the three-month period ended March 31, 2021, the Company sold one REO property, realizing a net gain (loss) of approximately $0.1 million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Consolidated Statement of Operations. As of March 31, 2022 and December 31, 2021 all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $23.7 million and $23.9 million were measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021, respectively.

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
The following table details the fair value of the Company's holdings of financial derivatives as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$—	$522
TBA securities sale contracts	5,082	707
Fixed payer interest rate swaps	50,234	11,871
Fixed receiver interest rate swaps	1,015	2,122
Credit default swaps on asset-backed securities	304	303
Credit default swaps on asset-backed indices	1,193	1,751
Credit default swaps on corporate bond indices	154	156
Options	248	278
Futures	5,794	478
Warrants	1,058	706
Total financial derivatives–assets, at fair value	65,082	18,894
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	—	(135)
TBA securities sale contracts	(937)	(774)
Fixed payer interest rate swaps	(1,583)	(6,567)
Fixed receiver interest rate swaps	(10,362)	(2,531)
Credit default swaps on asset-backed indices	(38)	(39)
Credit default swaps on corporate bonds	(84)	(99)
Credit default swaps on corporate bond indices	(3,321)	(1,870)
Futures	(131)	(75)
Forwards	(72)	(208)
Total financial derivatives–liabilities, at fair value	(16,528)	(12,298)
Total	$48,554	$6,596

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of March 31, 2022 and December 31, 2021:
March 31, 2022:

			Weighted Average
	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$664,398	$9,942	0.64%	0.56%	1.13
2024	612,412	16,887	0.84	0.27	1.92
2025	188,993	1,438	2.10	0.25	3.04
2026	100	(5)	0.79	0.30	4.33
2028	149,524	9,187	1.33	0.55	6.30
2029	19,152	488	1.98	0.44	7.30
2030	8,900	901	0.99	0.57	7.93
2031	122,509	9,176	1.45	0.59	9.22
2032	42,607	1,115	1.80	0.05	9.96
2035	500	77	0.78	0.08	13.56
2036	1,100	121	1.45	0.49	13.89
2040	500	90	0.90	0.08	18.57
2049	5,796	(754)	2.89	0.21	26.78
2050	500	106	0.98	0.08	28.58
2052	5,000	(118)	2.07	0.28	30.02
Total	$1,821,991	$48,651	1.02%	0.42%	3.05
December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$64,100	$(282)	0.99%	0.18%	0.18
2023	771,110	1,488	0.58	0.19	1.52
2024	314,762	3,685	0.43	0.16	2.23
2025	14,993	426	0.49	0.16	3.81
2026	30,625	481	0.89	0.15	4.48
2027	14,732	448	0.80	0.19	5.60
2028	149,524	470	1.33	0.17	6.55
2029	19,152	(801)	1.98	0.16	7.55
2030	9,585	291	1.09	0.18	8.23
2031	122,509	535	1.45	0.17	9.47
2035	500	38	0.78	0.08	13.81
2036	1,100	25	1.45	0.16	14.13
2040	500	45	0.90	0.08	18.82
2049	5,796	(1,599)	2.89	0.13	27.02
2050	500	54	0.98	0.08	28.82
Total	$1,519,488	$5,304	0.75%	0.18%	3.11

The following tables provide information about the Company's fixed receiver interest rate swaps as of March 31, 2022 and December 31, 2021:
March 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$159,299	$(2,952)	0.42%	0.88%	1.39
2024	258,488	(5,210)	0.24	1.22	1.91
2026	230,538	(896)	0.33	2.19	4.06
2035	500	(79)	0.05	0.74	13.56
2040	500	(95)	0.08	0.84	18.57
2050	500	(115)	0.08	0.90	28.58
Total	$649,825	$(9,347)	0.32%	1.48%	2.59
December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$53,974	$475	0.17%	1.85%	0.16
2023	241,407	(265)	0.15	0.73	1.69
2024	37,142	556	0.13	1.59	2.78
2026	105,040	(907)	0.18	1.10	4.72
2031	35,678	(114)	0.15	1.48	9.76
2035	500	(41)	0.05	0.74	13.81
2040	500	(50)	0.08	0.84	18.82
2050	500	(63)	0.08	0.90	28.82
Total	$474,741	$(409)	0.15%	1.06%	2.94

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022			December 31, 2021
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$467	$6	24.38	$484	$7	24.32
Credit default swaps on corporate bond indices	2,108	103	1.72	2,168	156	1.97
Short:
Credit default swaps on asset-backed securities	(912)	304	13.46	(910)	303	13.71
Credit default swaps on asset-backed indices	(10,471)	1,187	43.35	(13,947)	1,744	42.43
Credit default swaps on corporate bond indices	(1,550)	51	1.72	—	—	—
Liability:
Long:
Credit default swaps on asset-backed indices	89	(38)	27.16	89	(39)	27.41
Short:
Credit default swaps on asset-backed indices	(1)	—	27.76	(491)	—	24.42
Credit default swaps on corporate bonds	(3,400)	(84)	3.22	(3,400)	(99)	3.47
Credit default swaps on corporate bond indices	(53,589)	(3,321)	4.82	(21,183)	(1,870)	4.75
	$(67,259)	$(1,792)	10.72	$(37,190)	$202	19.10
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022			December 31, 2021
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Short Contracts:
U.S. Treasury futures	$(276,300)	$5,794	2.93	$(170,000)	$478	3.00
Liabilities:
Long Contracts:
U.S. Treasury futures	1,900	(131)	2.73	1,900	(36)	2.70
Short Contracts:
U.S. Treasury futures	—	—	—	(51,400)	(39)	2.70
Total, net	$(274,400)	$5,663	2.93	$(219,500)	$403	2.93
Options
The following table provides information about the Company's options contracts as of March 31, 2022 and December 31, 2021.
March 31, 2022:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Put options on credit default swaps on corporate bond indices (1)	$248	2.5	$30,000	5.00	5.00%
(1)Represents the option on the part of the Company to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.
December 31, 2021:

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

Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	3,593	$1,058	1.44	1,521	$706	2.17
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
The Company does not usually take delivery of TBAs; rather, it settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished.
As of March 31, 2022 and December 31, 2021, the Company had outstanding TBA purchase and sale contracts as follows:

	March 31, 2022				December 31, 2021
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$—	$—	$—	$—	$196,723	$196,119	$196,641	$522
Liabilities	—	—	—	—	76,500	76,468	76,333	(135)
	—	—	—	—	273,223	272,587	272,974	387
Sale contracts:
Assets	(507,749)	(511,208)	(506,126)	5,082	(416,168)	(439,438)	(438,731)	707
Liabilities	(103,262)	(97,867)	(98,804)	(937)	(497,214)	(512,675)	(513,449)	(774)
	(611,011)	(609,075)	(604,930)	4,145	(913,382)	(952,113)	(952,180)	(67)
Total TBA securities, net	$(611,011)	$(609,075)	$(604,930)	$4,145	$(640,159)	$(679,526)	$(679,206)	$320
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

Gains and losses on the Company's derivative contracts for the three-month periods ended March 31, 2022 and 2021 are summarized in the tables below:
Three-Month Period Ended March 31, 2022

Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(1)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$(1,702)	$(2,149)	$(3,851)	$561	$34,051	$34,612
Credit default swaps on asset-backed securities	Credit		(4)	(4)		1	1
Credit default swaps on asset-backed indices	Credit		15	15		407	407
Credit default swaps on corporate bond indices	Credit		(177)	(177)		306	306
Credit default swaps on corporate bonds	Credit		(8)	(8)		16	16
Options	Credit		—	—		(30)	(30)
TBAs	Interest Rate		20,788	20,788		3,825	3,825
Futures	Interest Rate		6,659	6,659		5,260	5,260
Forwards	Currency		326	326		136	136
Warrants	Equity Market/Credit		(413)	(413)		766	766
Total		$(1,702)	$25,037	$23,335	$561	$44,738	$45,299
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $(8) thousand for the three-month period ended March 31, 2022, which is included on the Consolidated Statement of Operations in Other, net.

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
(1)Includes realized gain/(loss) on transactions involving foreign-currency-denominated financial derivatives in the amount of $18 thousand for the three-month period ended March 31, 2021, which is included on the Consolidated Statement of Operations in Other, net.
(2)Includes foreign currency remeasurement on financial derivatives in the amount of $(34) thousand for the three-month period ended March 31, 2021, which is included on the Consolidated Statement of Operations in Other, net.
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three-month period ended March 31, 2022 and the year ended December 31, 2021:

Derivative Type	Three-Month Period Ended March 31, 2022	Year Ended December 31, 2021
(In thousands)
Interest rate swaps	$2,238,883	$1,343,094
TBAs	915,962	1,105,311
Futures	237,025	193,600
Credit default swaps	48,880	110,084
Forwards	17,081	21,188
Options	30,000	13,846
Total return swaps	—	2,593
Warrants	3,080	1,948
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of March 31, 2022 and December 31, 2021, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at March 31, 2022 and December 31, 2021 are summarized below:

Credit Derivatives	March 31, 2022	December 31, 2021
(In thousands)
Fair Value of Written Credit Derivatives, Net	$71	$124
Notional Value of Written Credit Derivatives (1)	2,664	2,741
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at March 31, 2022 and December 31, 2021, implied credit spreads on such contracts ranged between 123.7 and 220.5 basis points and 112.7 and 141.1 basis points, respectively. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(38) thousand as of both March 31, 2022 and December 31, 2021, respectively. Estimated points up front on these contracts as of both March 31, 2022 and December 31, 2021 ranged between 55.4 and 85.2. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of both March 31, 2022 and December 31, 2021 were $0.8 million.

9. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021. See Note 10 and Note 13 for additional information on the Company's consolidated VIEs.

(In thousands)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$825	$9,214
Restricted cash	175	175
Securities, at fair value	76,455	72,840
Loans, at fair value	2,833,926	2,384,078
Investments in unconsolidated entities, at fair value	63,704	36,874
Real estate owned	24,533	24,681
Investment related receivables	31,479	46,621
Other assets	1,907	2,434
Total Assets	$3,033,004	$2,576,917
Liabilities
Repurchase agreements	$978,455	$613,314
Other secured borrowings	47,941	95,621
Other secured borrowings, at fair value	1,216,542	984,168
Interest payable	1,354	1,087
Accrued expenses and other liabilities	1,050	1,579
Total Liabilities	2,245,342	1,695,769
Total Stockholders' Equity	772,705	862,632
Non-controlling interests	14,957	18,516
Total Equity	787,662	881,148
Total Liabilities and Equity	$3,033,004	$2,576,917
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of March 31, 2022 and December 31, 2021, the fair value of the Company's investment in the notes issued by the CLO Issuers was $17.2 million and $27.6 million, respectively.
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

The following table details the Company's outstanding consolidated residential mortgage loan securitizations:

Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor	Total Face Amount of Certificates Issued
		(In thousands)
Ellington Financial Mortgage Trust 2019-2	11/19	$267,255	$267,255	(1)
Ellington Financial Mortgage Trust 2020-1	6/20	259,273	259,273	(2)
Ellington Financial Mortgage Trust 2020-2	10/20	219,732	219,732	(3)
Ellington Financial Mortgage Trust 2021-1	2/21	251,771	251,771	(4)
Ellington Financial Mortgage Trust 2021-2	6/21	331,777	331,777	(5)
Ellington Financial Mortgage Trust 2021-3	10/21	257,645	257,645	(6)
Ellington Financial Mortgage Trust 2022-1	1/22	417,188	417,188	(7)
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
(2)In order to comply with the Risk Retention Rules, the Sponsor purchased the most subordinated class of Certificates and the excess cash flow certificates, with an aggregate value as of the settlement date equal to 5.1% of the fair value of all Certificates issued. Additionally, the Sponsor purchased two other subordinated classes of Certificates with an aggregate value equal to 6.4% of the fair value of all Certificates issued as of the settlement date; the Company subsequently sold such subordinated classes of Certificates to third parties. Finally, the Sponsor also purchased, for an aggregate purchase price of $1.9 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.
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
(7)In order to comply with the Risk Retention Rules, the Sponsor purchased the most subordinated class of Certificates and the excess cash flow certificates, with an aggregate value as of the settlement date equal to 5.3% of the fair value of all Certificates issued. The Sponsor also purchased, for an aggregate purchase price of $3.6 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.
The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Assets:
Loans, at fair value	$1,317,567	$1,041,545
Investment related receivables	14,951	23,069
Liabilities:
Other secured borrowings, at fair value	1,216,542	984,168
The Company recognized net unrealized gain (loss) on Other secured borrowings, at fair value, of $55.6 million and $1.2 million, during the three-month periods ended March 31, 2022 and 2021, respectively, which is included in Unrealized gains (losses) on other secured borrowings, at fair value, net on the Consolidated Statement of Operations.

Participation in Multi-Seller Consumer Loan Securitizations
The Company has participated in various securitizations whereby the Company, together with certain other entities managed by Ellington (the "Consumer Co-Participants"), sold consumer loans to newly formed securitization trusts (each a "Consumer Securitization Issuer"). The sales were accounted for as sales in accordance with ASC 860-10. The following table provides additional details for each such securitization.

Securitization Closing	UPB of Loans Sold to Consumer Securitization Issuer	% Contributed by the Company	Principal Amount of Notes Issued(1)	% Ownership of Consumer Risk Retention Vehicle
November 2020	$205,088	56.3%	$193,650	56.3%
March 2022(2)	193,450	24.7%	400,000	24.6%
(1)Total principal amount of notes issued by the Consumer Securitization Issuer pursuant to the securitization.
(2)UPB of loans sold to the Consumer Securitization Issuer represent the UPB of consumer loans sold by the Company and the Consumer Co-Participants. Such amount excludes $227.6 million of UPB of consumer loans sold to the Consumer Securitization Issuer by a third-party.
As shown in the above table, pursuant to each of the securitizations, the respective Consumer Securitization Issuer issued senior and subordinated notes. Trust certificates representing beneficial ownership of each of the Consumer Securitization Issuers were also issued. In connection with each transaction, through a jointly owned newly formed entity (each a "Consumer Risk Retention Vehicle"), the Company and the Consumer Co-Participants acquired certain of the subordinated notes as well as the trust certificates in the respective Consumer Securitization Issuer. As of March 31, 2022 and December 31, 2021, the Company's total interest in the Consumer Risk Retention Vehicles, for which the Company has elected the FVO, was $18.3 million and $11.5 million, respectively. The fair value of the Consumer Risk Retention Vehicles is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
The notes and trust certificates issued by each of the Consumer Securitization Issuer are backed by the cash flows from the underlying consumer loans. If there are breaches of representations and warranties with respect to any underlying consumer loans, the Company could, under certain circumstances, be required to repurchase or replace such loans. Absent such breaches, the Company has no obligation to repurchase or replace any underlying consumer loans that become delinquent or otherwise default. In addition, another affiliate of Ellington acts as the administrator for these securitizations and is paid a monthly fee for its services.
The Consumer Securitization Issuers are each deemed to be a VIE. The Company has evaluated its interest in each of the Consumer Securitization Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of most of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, neither the Company nor the Consumer Risk Retention Vehicles retain control of these assets or the power to direct the activities of the Consumer Securitization Issuers that most significantly impact the Consumer Securitization Issuers' economic performance. As a result, the Company determined that neither the Company nor the Consumer Risk Retention Vehicles are the primary beneficiary of the respective Consumer Securitization Issuer, and therefore the Company has not consolidated the Consumer Securitization Issuers. Additionally, the Company evaluated its interest in each of the Consumer Risk Retention Vehicles, which do not meet the criteria to be deemed a VIE, under the voting interest model provided by ASC 810 and determined the Company does not control the Consumer Risk Retention Vehicles. As a result, the Company has not consolidated the Consumer Risk Retention Vehicles.
11. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of March 31, 2022 and December 31, 2021, the Company's total secured borrowings were $4.0 billion and $3.6 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 23 counterparties as of both March 31, 2022 and December 31, 2021.
As of March 31, 2022, remaining days to maturity on the Company's open repurchase agreements ranged from 1 day to 548 days. Interest rates on the Company's open repurchase agreements ranged from 0.14% to 4.22% as of March 31, 2022. As of December 31, 2021, remaining days to maturity on the Company's open repurchase agreements ranged from 3 days to 638 days. Interest rates on the Company's open repurchase agreements ranged from 0.10% to 3.75% as of December 31, 2021.
The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS and credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), by remaining maturity as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$202,858	0.20%	14	$180,059	0.17%	9
31-60 Days	375,075	0.24%	46	254,027	0.23%	44
61-90 Days	217,310	0.36%	73	154,520	0.20%	70
91-120 Days	50,194	0.24%	104	129,057	0.16%	105
121-150 Days	243,732	0.30%	135	275,915	0.17%	136
151-180 Days	153,828	0.37%	166	71,824	0.16%	164
181-364 Days	255,109	0.44%	236	570,694	0.20%	260
> 364 Days	—	—%	—	3,791	0.13%	366
Total Agency RMBS	1,498,106	0.31%	107	1,639,887	0.19%	144
Credit:
30 Days or Less	9,228	1.37%	17	377,440	2.09%	16
31-60 Days	82,719	1.76%	45	102,567	1.38%	44
61-90 Days	251,658	2.48%	69	96,823	1.50%	78
91-120 Days	404,311	2.17%	116	35,346	2.00%	109
121-150 Days	—	—%	—	3,353	1.56%	139
151-180 Days	5,392	3.75%	168	87,863	2.82%	151
181-364 Days	239,331	2.45%	282	—	—%	—
> 364 Days	226,893	2.54%	503	126,484	2.58%	462
Total Credit Assets	1,219,532	2.33%	206	829,876	2.08%	114
Total	$2,717,638	1.22%	151	$2,469,763	0.82%	134

Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of March 31, 2022 and December 31, 2021, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $3.1 billion and $2.8 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of March 31, 2022 and December 31, 2021, include investments in the amount of $28.0 million and $4.1 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition, as of March 31, 2022 and December 31, 2021, the Company posted net cash collateral of $100.8 million and $70.3 million, respectively, to its counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. As of both March 31, 2022 and December 31, 2021, there was no single counterparty for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.
Other Secured Borrowings
The Company entered into agreements to finance a portfolio of unsecured loans through a recourse secured borrowing facility. The facility terminated in February 2022. The facility accrued interest on a floating-rate basis. As of December 31, 2021, the Company had outstanding borrowings under this facility in the amount of $2.7 million, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet. The effective interest rate, inclusive of related deferred financing costs, was 2.10% as of December 31, 2021. As of December 31, 2021, the fair value of unsecured loans collateralizing this borrowing was $4.3 million.
The Company had a non-recourse secured borrowing facility that was used to finance a portfolio of unsecured loans; such facility was terminated in March 2022. The facility accrued interest on a floating rate basis. As of December 31, 2021, the Company had outstanding borrowings under this facility in the amount of $38.5 million, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet. The effective interest rate on this facility, inclusive of any related deferred financing costs, was 2.25% as of December 31, 2021. As of December 31, 2021, the fair value of unsecured loans collateralizing this borrowing was $57.1 million.
The Company has entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility. The facility includes a revolving borrowing period ending in September 2022 (or earlier following a trigger event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the revolving borrowing period, the facility amortizes, with a final termination date in September 2024. The facility accrues interest on a floating rate basis. As of March 31, 2022 and December 31, 2021, the Company had outstanding borrowings under this facility in the amount of $47.9 million and $46.9 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet. The effective interest rate on this facility, inclusive of any related deferred financing costs, was 4.70% as of both March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the fair value of ABS backed by consumer loans collateralizing this borrowing was $72.1 million and $67.5 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both March 31, 2022 and December 31, 2021, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 10, whereby it financed portfolios of non-QM loans. As of March 31, 2022 and December 31, 2021, the fair value of the Company's outstanding liabilities associated with these securitization transactions was $1.217 billion and $984.2 million, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 1.93% and 1.68% as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the fair value of non-QM loans held in the consolidated securitization trusts was $1.3 billion and $1.0 billion, respectively.
In March 2020, the Company entered into a participation agreement with an unrelated third-party, the "Junior Participant," whereby the Company transferred to the Junior Participant an interest in a small balance commercial mortgage loan, the "Partial Loan," (together with the Company's interest, the "Whole Commercial Loan"). The Partial Loan was subordinate to the interest in the loan held by the Company. In accordance with ASC 860-10, the Partial Loan transferred to the Junior Participant did not meet the definition of a participating interest and, as a result, the Company did not recognize the transfer of the Partial Loan to the Junior Participant as a sale. The Company recorded the Whole Commercial Loan in Loans, at fair value, on the Consolidated Balance Sheet. The Whole Commercial Loan was repaid in February 2022. As of December 31, 2021, the fair value of the Whole Commercial Loan was $18.0 million. The Company's liability to the Junior Participant as of December 31, 2021, was $7.5 million, and is included in Other secured borrowings on the Company's Consolidated Balance Sheet.

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
Unsecured Borrowings
Senior Notes
The Company has issued $86.0 million in aggregate principal amount of unsecured long-term debt, which is structured as a joint and several co-issuance by certain of the Company's consolidated subsidiaries and fully guaranteed by the Company (the "5.50% Senior Notes"). The 5.50% Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the 5.50% Senior Notes. Interest on the 5.50% Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The 5.50% Senior Notes mature on September 1, 2022. The Company may redeem the 5.50% Senior Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the 5.50% Senior Notes to be redeemed, plus accrued and unpaid interest. The 5.50% Senior Notes are carried at amortized cost and are included in Senior Notes, net, on the Condensed Consolidated Balance Sheet. The Company amortizes debt issuance costs over the life of the associated debt; the amortized portion of debt issuance costs is included in Interest expense on the Consolidated Statement of Operations. The 5.50% Senior Notes have an effective interest rate of approximately 5.80%, inclusive of debt issuance costs.
In addition to the 5.50% Senior Notes, the Company has also issued $210.0 million in aggregate principal amount of unsecured long-term debt, which is structured as a joint and several co-issuance by certain of the Company's consolidated subsidiaries and fully guaranteed by the Company (the "5.875% Senior Notes"). The 5.875% Senior Notes bear interest at a rate of 5.875%, subject to adjustment based on changes, if any, in the ratings of the 5.875% Senior Notes. Interest on the 5.875% Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The 5.875% Senior Notes mature on April 1, 2027. Prior to April 1, 2026, the Company may redeem the 5.875% Senior Notes, at its option, in whole or in part, at a premium as detailed in the indenture dated March 31, 2022. On or after April 1, 2026, the Company may redeem all or a part of the 5.875% Senior Notes at a redemption price of 100%, plus accrued and unpaid interest.
The Company has elected the FVO for the 5.875% Senior Notes which are included in Senior Notes, at fair value on the Condensed Consolidated Balance Sheet. Change in unrealized gains and losses on the Company's Senior Notes, at fair value are included in Other, net, on the Condensed Consolidated Statement of Operations.
There are a number of covenants, including several financial covenants, associated with each of the 5.50% Senior Notes and the 5.875% Senior Notes (collectively, the "Senior Notes"); as of both March 31, 2022 and December 31, 2021, the Company was in compliance with all of its covenants for the Senior Notes. The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of March 31, 2022:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
(In thousands)
Next Twelve Months	$2,490,745	$402,196	$86,000	$2,978,941
Year 2	226,893	249,345	—	476,238
Year 3	—	178,815	—	178,815
Year 4	—	130,488	—	130,488
Year 5	—	100,922	—	100,922
Total	$2,717,638	$1,061,766	$86,000	$3,865,404
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $1.014 billion of expected principal repayments related to the Company's consolidated residential mortgage loan securitizations, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.

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
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three-month period ended March 31, 2022 and 2021, the Company recorded income tax expense (benefit) of $(7.0) million and $2.0 million, respectively. The reversal in the Company's income tax accruals was the result of net realized and unrealized losses in a domestic TRS for the three-month period ended March 31, 2022 as compared to net realized and unrealized gains in a domestic TRS for the three-month period ended March 31, 2021.
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
For the three-month period ended March 31, 2022, the total base management fee incurred was $4.3 million, consisting of $4.9 million of total gross base management fee incurred, less $0.7 million of management fee rebates. For the three-month ended March 31, 2021, the total base management fee incurred was $3.3 million, consisting of $3.5 million of total gross base management fee incurred, less $0.2 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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

For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of March 31, 2022 there was a Loss Carryforward of $9.7 million; there was no Loss Carryforward as of December 31, 2021.
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
The Company did not accrue an incentive fee for either of the three-month periods ended March 31, 2022 or 2021, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the three-month periods ended March 31, 2022 and 2021, the Company reimbursed the Manager $5.7 million and $4.1 million, respectively, for previously incurred operating expenses. As of March 31, 2022 and December 31, 2021, the outstanding payable to the Manager for operating expenses was $4.0 million and $3.7 million, respectively, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Transactions Involving Certain Loan Originators
As of March 31, 2022 and December 31, 2021, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both March 31, 2022 and December 31, 2021, there were no advances outstanding. The Company has also entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 21, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements. Additionally, in August 2020, the Company entered into a commitment agreement whereby the Company committed to purchase $150 million of residential mortgage loans. In connection with satisfying the conditions set forth under such commitment agreement, the Company received warrants to purchase a maximum of 9.329 million shares of non-voting common stock. In December 2021, warrants to purchase 1.049 million shares of non-voting common stock were terminated. As of both March 31, 2022 and December 31, 2021, the Company held warrants to purchase 8.28 million shares; such warrants have a fair value of $9.1 million and $10.0 million, respectively, and are included in Investments in unconsolidated entities on the Consolidated Balance Sheet.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in common and preferred stock and warrants to purchase additional preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $76.5 million and $72.8 million as of March 31, 2022 and December 31, 2021, respectively, which is included in Securities, at fair value on the Consolidated Balance Sheet. An employee of Ellington has a less-than-10% equity interest in, and serves on the board of, this consumer loan originator. Another employee of Ellington, who serves as an officer of the Company, also serves on the board, as the Company's representative.
The following table provides details of financing that the Company has provided, in the form of secured promissory notes, to certain loan origination-related entities in which the Company also holds equity investments:

Effective Date of Promissory Note	Maturity Date of Promissory Note		Interest Rate as of		Outstanding Borrowings as of		Fair Value(1) as of
		Maximum Borrowing	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
		(In thousands)			(In thousands)
May 2021(2)	December 31, 2025	$6,000	3.0%	3.0%	$3,000	$3,000	$3,000	$3,000
November 2021	November 19, 2024	3,000	9.0%	9.0%	1,500	—	1,500	—
February 2022	January 31, 2025	500	7.0%	—	150	—	150	—
(1)Classified as a Corporate loan and is included in Loans, at fair value on the Consolidated Balance Sheet.
(2)Convertible into non-voting equity interests, at the option of the borrower, at any time prior to maturity.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and certain other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of those other affiliates of Ellington have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates of Ellington purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the three-month periods ended March 31, 2022 and 2021, the Company purchased loans under these agreements with an aggregate principal balance of $10.0 million and $11.9 million, respectively. As of December 31, 2021, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $13.4 million in principal balance; as of March 31, 2022, there were no remaining contingent purchase obligations.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $9.3 million and $61.7 million as of March 31, 2022 and December 31, 2021, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $1.117 billion and $975.7 million as of March 31, 2022 and December 31, 2021, respectively.
The Company is a co-investor in certain small balance commercial mortgage loans with several other investors, including an unrelated third party and various affiliates of Ellington. These loans are beneficially owned by a consolidated subsidiary of the Company. As of March 31, 2022 and December 31, 2021, the aggregate fair value of these small balance commercial loans was $16.0 million and $34.0 million, respectively. As of March 31, 2022, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $1.2 million and $1.9 million, respectively. As of December 31, 2021, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $2.0 million and $3.6 million, respectively.
The Company is also a co-investor in certain small balance commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of March 31, 2022 and December 31, 2021, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $63.7 million and $36.9 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Consolidated Balance Sheet.
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
As of both March 31, 2022 and December 31, 2021, the Company's equity investment in Jepson Holdings Limited had a fair value of $1.0 million. See Note 6 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of March 31, 2022 and December 31, 2021, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $837.6 million and $566.0 million, respectively. The Company's segregated silo of this debt as of March 31, 2022 and December 31, 2021 was $229.3 million and $150.5 million, respectively, and is included under the caption Repurchase agreements on the Company's Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both March 31, 2022 and December 31, 2021, no party to any of the repurchase agreements was in default.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month periods ended March 31, 2022 and 2021, the amount of such management fee rebates was $0.7 million and $0.2 million, respectively.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of March 31, 2022 and December 31, 2021, the Company's investment in such warehouse facilities was $0.6 million and $1.7 million, respectively, which are included on the Consolidated Balance Sheet in Investments in unconsolidated entities.
During the three-month periods ended March 31, 2022 and 2021, the Company purchased various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitization. The total amount of such debt and equity securities purchased during the three-month periods ended March 31, 2022 and 2021 was $1.1 million and $2.3 million respectively.
14. Long-Term Incentive Plan Units
OP LTIP Units subject to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the three-month periods ended March 31, 2022 and 2021 was $0.3 million and $0.2 million, respectively.
On March 7, 2022, the Company's Board of Directors authorized the issuance of 40,254 OP LTIP Units to certain of Ellington's personnel dedicated to the Company pursuant to the Company's 2017 Equity Incentive Plan.

The below table details unvested OP LTIP Units as of March 31, 2022:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	16,264	September 14, 2021	September 13, 2022
Dedicated or partially dedicated personnel:
	14,598	December 17, 2020	December 17, 2022
	13,534	March 3, 2021	December 31, 2022
	19,701	December 16, 2021	December 16, 2022
	15,789	December 16, 2021	December 16, 2023
	40,254	March 7, 2022	December 31, 2023
Total unvested OP LTIP Units at March 31, 2022	120,140
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.
The following tables summarize issuance and exercise activity of OP LTIP Units for the three-month periods ended March 31, 2022 and 2021:

	Three-Month Period Ended
	March 31, 2022			March 31, 2021
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (12/31/2021 and 12/31/2020, respectively)	365,518	310,295	675,813	365,518	247,020	612,538
Granted	—	40,254	40,254	—	17,231	17,231
OP LTIP Units Outstanding (3/31/2022 and 3/31/2021, respectively)	365,518	350,549	716,067	365,518	264,251	629,769
OP LTIP Units Unvested and Outstanding (3/31/2022 and 3/31/2021, respectively)	—	120,140	120,140	—	92,781	92,781
OP LTIP Units Vested and Outstanding (3/31/2022 and 3/31/2021, respectively)	365,518	230,409	595,927	365,518	171,470	536,988
There were an aggregate of 1,565,004 and 1,624,352 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of March 31, 2022 and December 31, 2021, respectively.
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
As of March 31, 2022, the Convertible Non-controlling Interests consisted of the outstanding 716,067 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 1.0% in the Operating Partnership. As of December 31, 2021, the Convertible Non-controlling Interests consisted of the outstanding 675,813 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 1.0% in the Operating Partnership. As of March 31, 2022 and December 31, 2021, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $13.6 million and $13.4 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of March 31, 2022 and December 31, 2021, the joint venture partners' interests in subsidiaries of the Company were $15.1 million and $18.7 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
16. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of March 31, 2022 and December 31, 2021, the total amount of cumulative preferred dividends in arrears was $2.6 million and $1.6 million, respectively.
As of both March 31, 2022 and December 31, 2021, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
As of March 31, 2022 and December 31, 2021, there were 4,820,421 and 4,800,000 shares, respectively, of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.
On January 20, 2022, the Company commenced an "at-the-market" offering for our preferred stock, or the "Preferred ATM Program," by entering into equity distribution agreements with third party sales agents under which it is authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. During the three-month period ended March 31, 2022, the Company issued 20,421 shares of Series B Preferred Stock, which provided $0.5 million of net proceeds after $23 thousand of commissions and offering costs.
Series A
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

Common Stock
The Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding present in person or represented by proxy at a meeting of the stockholders. As of March 31, 2022 and December 31, 2021, there were 59,662,263 and 57,458,169 shares of common stock outstanding, respectively.
On February 22, 2022, the Company issued 19,094 shares of its common stock to its Manager for payment of 10% of the incentive fee incurred; see Note 13 for additional details on the Management Agreement.
On August 6, 2021, the Company commenced an "at-the-market" offering program for shares of its common stock, or "Common ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to 10.0 million shares of common stock from time to time. During the three-month period ended March 31, 2022, the Company issued 2,185,000 shares of common stock under the Common ATM Program which provided $38.5 million of net proceeds after $0.6 million of agent commissions and offering costs.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three-month periods ended March 31, 2022 and 2021:

	Three-Month Period Ended
	March 31, 2022	March 31, 2021
Shares of Common Stock Outstanding (12/31/2021 and 12/31/2020, respectively)	57,458,169	43,781,684
Share Activity:
Shares of common stock issued	2,185,000	—
Shares of common stock issued in connection with incentive fee payment	19,094	—
Shares of Common Stock Outstanding (3/31/2022 and 3/31/2021, respectively)	59,662,263	43,781,684
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of March 31, 2022 and December 31, 2021, the Company's issued and outstanding shares of common stock would increase to 60,424,690 and 58,180,342 shares, respectively.
On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of common stock. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. The Company did not repurchase any shares of common stock during either of the three-month periods ended March 31, 2022 and 2021. From inception of the current repurchase plan through March 31, 2022, the Company repurchased 701,965 shares at an average price per share of $13.36 and a total cost of $9.4 million.

17. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended
(In thousands except share amounts)	March 31, 2022	March 31, 2021
Net income (loss) attributable to common stockholders	$(9,902)	$37,856
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	(126)	577
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	(10,028)	38,433
Dividends declared:
Common stockholders	(26,189)	(13,134)
Convertible Non-controlling Interests	(332)	(200)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(26,521)	(13,334)
Undistributed (Distributed in excess of) earnings:
Common stockholders	(36,091)	24,722
Convertible Non-controlling Interests	(458)	377
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$(36,549)	$25,099
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	57,614,015	43,781,684
Weighted average Convertible Non-controlling Interest Units outstanding	733,354	666,499
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	58,347,369	44,448,183
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.45	$0.30
Undistributed (Distributed in excess of)	(0.62)	0.56
	$(0.17)	$0.86
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.45	$0.30
Undistributed (Distributed in excess of)	(0.62)	0.56
	$(0.17)	$0.86
(1)For the three-month periods ended March 31, 2022 and 2021, excludes net income (loss) of $(0.3) million and $0.9 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 15.
18. Restricted Cash
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement. As of both March 31, 2022 and December 31, 2021, the Company's restricted cash balance related to the flow consumer loan purchase and sale agreement was $0.2 million.
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

The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2022 and December 31, 2021. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's reverse repurchase and repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2022:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$65,082	$(15,656)	$—	$(18,080)	$31,346
Reverse repurchase agreements	131,243	(54,344)	(76,899)	—	—
Liabilities
Financial derivatives–liabilities	(16,528)	15,656	—	648	(224)
Repurchase agreements	(2,717,638)	54,344	2,562,488	100,806	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of March 31, 2022 was $3.1 billion. As of March 31, 2022, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $1.3 million and $2.0 million, respectively.
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
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2021 was $2.8 billion. As of December 31, 2021, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged of $10.7 million and $2.0 million, respectively.
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

20. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of March 31, 2022 and December 31, 2021.
March 31, 2022:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$363,529	8	27.7%
Collateral on repurchase agreements held by dealers(2)	3,183,615	23	30.2%
Due from brokers	122,825	22	27.4%
Receivable for securities sold(3)	29,125	8	40.9%
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both March 31, 2022 and December 31, 2021, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $76.3 million and $43.7 million as of March 31, 2022 and December 31, 2021, respectively.
Commitments and Contingencies Related to Investments in Mortgage Loan Originators
In connection with certain of its investments in mortgage loan originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 13, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million as of both March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the mortgage loan originator had $13.2 million and $8.4 million, respectively, of outstanding borrowings under the agreements guaranteed by the Company. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. As of both March 31, 2022 and December 31, 2021, the estimated fair value of such guarantees was insignificant.
The Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator in which it holds an equity investment and as well as an investment in the Convertible Note, as discussed in Note 13. In addition, in May 2021, the Company committed to purchase $650.0 million of eligible residential mortgage loans. As of March 31, 2022 and December 31, 2021, the Company had unfunded commitments related to such investments in the amount of $522.3 million and $603.6 million, respectively.
As described in Note 13, the Company entered into various secured promissory notes with certain loan originators in which it also holds an equity interest. As of March 31, 2022 and December 31, 2021, the Company had unfunded commitments related to such secured promissory notes of $4.9 million and $3.0 million, respectively.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which it has an equity investment, under a promissory note. The Company's maximum guarantees were capped at $15.5 million. As of March 31, 2022 and December 31, 2021, the amount of the promissory note outstanding, for which the Company provided a guarantee, was $10.7 million and $15.5 million, respectively.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of March 31, 2022 and December 31, 2021, the Company had an unfunded commitment related to such investments in the amount of $4.2 million and $5.4 million, respectively.
The Company has extended a line of credit whereby the borrower can draw funds up to $1.0 million. As of both March 31, 2022 and December 31, 2021, the Company had unfunded commitments related to such line of credit in the amount of $0.9 million.
22. Subsequent Events
Dividends and Equity Issuances
On April 7, 2022, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on May 25, 2022 to stockholders of record as of April 29, 2022.
On May 2, 2022, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on June 27, 2022 to stockholders of record as of May 31, 2022.
Subsequent to March 31, 2022, the Company has issued 383,700 shares of common stock pursuant to its Common ATM program, which provided $6.8 million of net proceeds after $0.1 million of commissions and offering costs.

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
We conduct all of our operations and business activities through the Operating Partnership. As of March 31, 2022, we have an ownership interest of approximately 99.0% in the Operating Partnership. The remaining ownership interest of approximately 1.0% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest.
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
Through March 31, 2022, our credit portfolio, which includes all of our investments other than RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through March 31, 2022, we financed the vast majority of our Agency RMBS assets, and a portion of our credit assets, through repurchase agreements, which we sometimes refer to as "repos," and which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of repos. In addition to financing assets through repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. We have also obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans. Additionally, we have issued unsecured long-term debt.
As of March 31, 2022, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet) were $4.0 billion, of which approximately 38%, or $1.5 billion, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our credit portfolio.
As of March 31, 2022, we also had outstanding unsecured long-term debt of $86.0 million, maturing in September of 2022 and bearing an interest rate of 5.50%, and $210.0 million, maturing in April 2027 and bearing an interest rate of 5.875%, collectively the "Senior Notes." The indentures governing the Senior Notes contain a number of covenants, including several financial covenants. The Senior Notes are currently rated "A" by Egan-Jones Rating Company1. See Note 11 of the notes to our consolidated financial statements for further detail on the Senior Notes.
As of March 31, 2022, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $17.74. Our debt-to-equity ratio was 3.2:1 as of March 31, 2022. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales. Our recourse debt-to-equity ratio was 2.3:1 as of March 31, 2022. Adjusted for unsettled purchases and sales, our debt-to-equity ratio and recourse debt-to-equity ratio were 3.2:1 and 2.3:1, respectively, as of March 31, 2022.

1 A rating is not a recommendation to buy, sell or hold securities. Ratings may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

On August 6, 2021, we commenced an "at-the-market" offering for shares of our common stock, or the "Common ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to 10.0 million shares of common stock from time to time. During the three-month period ended March 31, 2022, we issued 2,185,000 shares of common stock under the Common ATM Program which provided $38.5 million of net proceeds after $0.6 million of agent commissions and offering costs.
On January 20, 2022, we commenced an "at-the-market" offering for our preferred stock, or the "Preferred ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") and/or 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") from time to time. During the three-month period ended March 31, 2022, we have issued 20,421 shares of Series B Preferred Stock, which provided $0.5 million of net proceeds after $23 thousand of commissions and offering costs. From commencement of the Preferred ATM Program through May 6, 2022, we have issued 20,421 shares of Series B Preferred Stock. Our preferred stock is rated "A-" by Egan-Jones Rating Company1.
On February 18, 2022, we entered into an agreement with Home Point Capital Inc. ("Home Point") to purchase Home Point's 49.6% ownership interest in Longbridge Financial, LLC ("Longbridge"), a reverse mortgage originator in which we also held a 49.6% ownership interest as of December 31, 2021. The consummation of this transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the next few months. Upon closing of the transaction, we will own substantially all of the equity interests in Longbridge, which will result in the consolidation of Longbridge's financial results in our financial statements following the closing.
The consolidation of Longbridge into our financial statements will impact our financial position, financial reporting, and operations. As of March 31, 2022, Longbridge had total assets of $7.2 billion and total liabilities of $7.1 billion. As of December 31, 2021, Longbridge had total assets of $6.7 billion and total liabilities of $6.6 billion. For Longbridge's financial statements as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020, and 2019, see Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to the effect on our financial position and operations as a result of consolidation, management anticipates a number of changes to our financial reporting including reporting more than one segment, new asset classes and products such as reverse mortgage loans and MSRs, inclusion of goodwill and other intangible assets on our balance sheet as a result of the acquisition, and various disclosures related to Longbridge's operating businesses.
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
	.	Retained tranches from securitizations to which we have contributed assets.

Strategic Investments in Loan Originators	.	Strategic equity and/or debt investments in loan originators and mortgage-related entities;

Asset Class		Principal Assets
(continued)
Other	.	Real estate, including commercial and residential real property;
	.	Strategic equity and/or debt investments in entities related to our business;
	.	Corporate debt and equity securities and corporate loans;
	.	Mortgage servicing rights, or "MSRs";
	.	Credit risk transfer securities, or "CRTs"; and
	.	Other non-mortgage-related derivatives.
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
Commercial Mortgage Loans and Other Commercial Real Estate Debt
We directly originate and participate in the origination of commercial mortgage "bridge" loans, which are loans secured by liens on commercial properties, and which have shorter terms and higher interest rates than more traditional commercial mortgage loans. Bridge loans are often secured by properties in transition, where the borrower is in the process of either re-developing or stabilizing operations at the property.

We also acquire seasoned commercial mortgage bridge loans, as well as longer-term commercial mortgage loans. Some of the seasoned commercial mortgage loans that we acquire may be non-performing, underperforming, or otherwise distressed; these loans are typically acquired at a discount both to their unpaid principal balances and to the value of the underlying real estate.
Our commercial mortgage loans may be fixed or floating rate and will generally have maturities ranging from one to ten years. We typically originate and acquire first lien loans but may also originate and acquire subordinated loans. As of March 31, 2022, all of our commercial mortgage loans were first-lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
Within both our loan origination and acquisition strategies, we generally focus on smaller balance loans and/or loan packages that are less-competitively-bid. These loans typically have balances that are less than $30 million, and are secured by real estate and, in some cases, a personal guarantee from the borrower.
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
We are also active in the market for residential NPLs and RPLs. The market for large residential NPL and RPL pools has remained highly concentrated, with the great majority having traded to only a handful of large players who typically securitize the residential NPLs and RPLs that they purchase. As a result, we have continued to focus our acquisitions on less-competitively-bid, and more attractively-priced mixed legacy pools sourced from motivated sellers.
Strategic Equity Investments in Loan Originators
We have made, and in the future may make additional, equity investments in loan originators and other related entities; historically, our investments have generally represented non-controlling interests, although we are not restricted from holding controlling interests in such entities. We have also acquired debt investments and/or warrants in certain of these loan originators. We have also entered into various other arrangements, such as entering into flow agreements or providing guarantees or financing lines, with certain of the loan originators in which we have invested.
On February 18, 2022, we entered into an agreement with Home Point to purchase Home Point's 49.6% ownership interest in Longbridge. The consummation of this transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the second quarter of 2022. Upon closing of the transaction, we will own substantially all of the equity interests in Longbridge, which will result in the consolidation of Longbridge's financial results in our financial statements following the closing. For Longbridge's financial statements as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020, and 2019, see Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Trends and Recent Market Developments
Market Overview
•After maintaining its target range of 0.00%–0.25% for the federal funds rate throughout 2021, the U.S. Federal Reserve, or the "Federal Reserve," shifted to a more hawkish position during the first quarter of 2022.
At its January meeting, while still maintaining the target range at 0.00%–0.25%, the Federal Reserve noted that “with inflation well above 2 percent, and a strong labor market, the Committee expects it will soon be appropriate to raise the target range.” Also at the January meeting, the Federal Reserve continued to reduce the monthly pace of its net asset purchases, setting a trajectory that would bring its net purchases to an end in March.
At its March meeting, the Federal Reserve raised the target range for the federal funds by 0.25%, to 0.25%–0.50%, and noted that it anticipates that ongoing increases will be appropriate. It also stated that it expects to begin reducing its holdings of U.S. Treasury securities and Agency RMBS in the near future. Minutes of the meeting revealed that several members of the Committee would have preferred a 0.50% increase but for the near-term uncertainty related to Russia’s invasion of Ukraine. Further, “all participants agreed that elevated inflation and tight labor market conditions warranted commencement of balance sheet runoff at a coming meeting, with a faster pace of decline in securities holdings than over the 2017–2019 period.”
•During the first quarter, interest rates increased sharply, particularly short-term interest rates. The yields on the 2-year and 10-year U.S. Treasuries finished the quarter virtually equal, with the 2-year rising 160 basis points to 2.33% and the 10-year increasing 83 basis points to 2.34%. Interest rate volatility continued to increase during the first quarter, with the MOVE Index in early March 2022 reaching its highest point since the COVID-related market volatility of March 2020.
•Mortgage rates also spiked in the first quarter of 2022, in sympathy with the significant increase in interest rates. The Freddie Mac survey 30-year mortgage rate increased by 156 basis points to 4.67% as of March 31st, its highest 3-month increase since 1994, and was up a total of 190 basis points since early August 2021. As a result, the Mortgage Bankers Association's Refinance Index fell again, declining 50.4% between December 31st and April 1st, hitting its lowest level in 3 years. Fannie Mae 30-year MBS prepayments continued their sharp drop as well, declining from a CPR of 18.7 in December to 14.8 in January and 13.2 in February, before increasing modestly to 14.2 in March driven by an increase in day count.
•LIBOR and SOFR rates also rose substantially in the first quarter. One-month LIBOR increased by 35 basis points to end the quarter at 0.45%, and three-month LIBOR increased by 75 basis points to 0.96%. In anticipation of additional interest rate increases by the Federal Reserve in the near term, the spread between one- and three-month LIBOR increased by 40 basis points to 0.51%. The Secured Overnight Financing Rate, or SOFR, which is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, increased from 0.05% as of December 31st to 0.29% at March 31st. LIBOR and SOFR drive many of our financing costs.
•Real GDP shrank at an estimated annualized rate of 1.4% in the first quarter, a sharp reversal from the 6.9% annualized growth rate recorded in the prior quarter. Meanwhile, the unemployment rate dropped to 3.6% as of March 31st, from 3.9% at December 31st, returning to roughly pre-pandemic levels.
•Inflation continued to accelerate in the first quarter. According to the Bureau of Labor Statistics, the Consumer Price Index, or “CPI,” registered an annualized rate of 7.5% in January, 7.9% in February, and 8.5% in March, which was the highest reading since December 1981. These rates increased from the prior quarter, when the CPI registered annualized rates of 6.2% in October, 6.8% in November, and 7.0% in December.
•For the first quarter, the Bloomberg Barclays U.S. MBS Index generated a negative return of (4.97%), driven by rising interest rates and widening yield spreads, and a negative excess return (on a duration-adjusted basis) of (0.71%) relative to the Bloomberg Barclays U.S. Treasury Index. The Bloomberg Barclays U.S. Corporate Bond Index generated a negative return of (7.69%), and a negative excess return of (1.45%), while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a negative return of (4.84%), and a negative excess return of (0.92%).
•U.S. equity markets declined sharply in January and February, before partially recovering a portion of those losses in March. For the quarter, the S&P 500 fell 4.9%, the Dow Jones Industrial Average decreased 4.6%, and the NASDAQ fell 9.1%. The VIX volatility Index spiked in January and again in March, before declining into quarter end. Meanwhile, London's FTSE 100 index increased 1.8%, and the MSCI World global equity index fell 5.5% quarter over quarter.

Portfolio Overview and Outlook
The following tables summarize our investment portfolio as of March 31, 2022 and December 31, 2021.
Credit Portfolio(1)

	March 31, 2022		December 31, 2021
($ in thousands)	Fair Value	% of Total Long Credit Portfolio	Fair Value	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$45,549	1.3%	$60,903	2.0%
CMBS	31,111	0.9%	25,643	0.8%
Commercial Mortgage Loans and REO(4)(5)	516,810	14.8%	387,165	12.8%
Consumer Loans and ABS backed by Consumer Loans(2)	110,167	3.1%	153,124	5.1%
Corporate Debt and Equity and Corporate Loans	16,651	0.5%	20,128	0.7%
Debt and Equity Investments in Loan Origination Entities(3)	135,420	3.9%	141,315	4.7%
Non-Agency RMBS	186,452	5.3%	191,728	6.3%
Residential Mortgage Loans and REO(4)	2,434,367	69.4%	2,017,219	66.6%
Non-Dollar Denominated:
CLOs(2)	1,939	0.1%	3,092	0.1%
Consumer Loans and ABS backed by Consumer loans	5	—%	213	—%
Corporate Debt and Equity	487	—%	13	—%
RMBS(6)	24,543	0.7%	25,846	0.9%
Total Long Credit Portfolio	$3,503,501	100.0%	$3,026,389	100.0%
Less: Non-retained Tranches of Consolidated Securitization Trusts	1,202,644		961,495
Total Long Credit Portfolio excluding Non-retained Tranches of Consolidated Securitization Trusts	$2,300,857		$2,064,894
(1)This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, or other hedge positions.
(2)Includes equity investments in securitization-related vehicles.
(3)Includes corporate loans to certain loan origination entities in which we hold an equity investment.
(4)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
(5)Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.
(6)Includes an investment in an unconsolidated entity holding European RMBS.
Agency RMBS Portfolio

	March 31, 2022		December 31, 2021
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$1,417,717	94.3%	$1,600,862	94.3%
Floating Rate	8,938	0.6%	9,456	0.6%
Reverse Mortgages	49,216	3.3%	53,010	3.1%
IOs	26,620	1.8%	33,288	2.0%
Total Long Agency RMBS	$1,502,491	100.0%	$1,696,616	100.0%
Our total long credit portfolio grew by 11% in the first quarter, to $2.301 billion as of March 31, 2022. The quarter-over-quarter increase was driven primarily by continued growth of our non-QM, residential transition, and small balance commercial mortgage loan strategies. Our portfolio of consumer loans declined sequentially due to the successful completion of a loan securitization, while opportunistic sales of CLOs decreased the size of that portfolio. Over the same period, our total long Agency RMBS portfolio decreased by 11% to $1.502 billion, driven by net sales, paydowns, and mark-to-market declines.

As of March 31, 2022, we had cash and cash equivalents of $363.5 million, along with unencumbered assets of $632.5 million. Our cash and cash equivalents were higher than usual at quarter end mainly we because closed on our $210.0 million of 5.875% Senior Notes on the final day of the quarter.
Credit Portfolio Performance Summary
During the quarter, our CMBS, non-Agency RMBS, residential re-performing loan, CLO, and corporate debt and equity strategies, inclusive of related hedges, had the highest returns on allocated equity, among our credit strategies. In addition, strong net interest income also drove positive results in our short-duration loan portfolios, including small balance commercial mortgage loans, residential transition loans, and consumer loans. In addition, our portfolio of retained non-QM tranches appreciated during the quarter, driven by substantial appreciation of our non-QM interest-only securities, as rising mortgage rates led to lower actual and projected prepayment speeds. We also had significant net gains on our interest rate hedges.
In contrast, rapidly rising interest rates and widening yield spreads generated significant net unrealized losses on our unsecuritized non-QM loans, while also compressing gain-on-sale margins for our loan originator affiliates. LendSure, while still profitable for the quarter, revised downward its earnings projections for 2022, and Longbridge generated a net loss for the quarter. As a result, we experienced a significant unrealized loss on our strategic investments in loan originators. Importantly, Longbridge's net loss was due to a reduction in the value of its MSR portfolio, whereas its origination segment was still profitable during the quarter.
Supplemental Credit Portfolio Information
The table below details certain information regarding our investments in commercial mortgage loans as of March 31, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment(3)(4)	$683,839	$—	$683,839	$149	$(188)	$683,800	6.41%	6.28%	1.39
(1)Excludes commercial mortgage loans in non-accrual status, with a fair value of $31.5 million.
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
(4)As of March 31, 2022 all of our commercial mortgage loans were first lien mortgages, all of which have floating rates with a rate floor.
The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of March 31, 2022:

Property Type(1)	March 31, 2022
Multifamily	69.1%
Retail	6.3%
Industrial	6.2%
Hotel	5.5%
Mixed Use	3.1%
Other	9.9%
100.0%
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.

The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of March 31, 2022:

Property Location by U.S. State(1)	March 31, 2022
Texas	19.0%
Florida	18.4%
Georgia	10.7%
Arizona	6.4%
New York	6.2%
All other states <5%	39.3%
100.0%
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in residential mortgage loans by loan type and REO resulting from the foreclosure of residential mortgage loans as of March 31, 2022:

	March 31, 2022
Loan Type	Unpaid Principal Balance	Fair Value
	In thousands
Non-QM loans	$2,016,529	$1,998,809
Residential transition loans	419,160	419,242
Other residential loans	16,521	14,956
Total residential mortgage loans	$2,452,210	$2,433,007
Residential REO(1)		1,359
Total residential mortgage loans and residential REO(1)		$2,434,366
(1)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
The following table provides additional details about our investments in unconsolidated entities as of March 31, 2022:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
Longbridge Financial, LLC	Reverse Mortgage Loan Originator	$71,281
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	41,174
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	17,768
		130,223
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans	63,682
Equity investments in securitization-related risk retention vehicles	Consumer Loans and European RMBS	19,325
Other	Various	6,073
		89,080
		219,303
Agency RMBS Portfolio Performance Summary
The first quarter was challenging for leveraged Agency RMBS portfolios. Volatility increased, interest rates rose sharply, and the yield curve flattened significantly, as the market reacted to revised expectations for the Federal Reserve, which signaled a faster interest rate hiking cycle and an accelerated pace of balance sheet runoff. Rapidly rising inflation and geopolitical uncertainty further contributed to the volatility, and the MOVE index, which measures interest rate volatility, reached its highest level since the 2020 COVID liquidity crisis.

Agency RMBS experienced significant duration extension with interest rates materially higher, while the volatility drove significant widening in yield spreads. Agency RMBS prices declined sharply during the quarter, and Agency
RMBS significantly underperformed U.S. Treasury securities and interest rate swaps. As a result, net realized and unrealized losses on our Agency RMBS exceeded net interest income and net realized and unrealized gains on interest rate hedges, and we had a significant net loss for the quarter in our Agency strategy, on a mark-to-market basis.
Since our specified pools are relatively seasoned overall, they offer both prepayment protection and extension protection relative to their TBA counterparts, which are now beginning to include newer issue, more prepayment-sensitive pools. While the surge in mortgage rates during the quarter caused the value of prepayment protection to fall substantially, it also enhanced the value of extension protection. After taking into account these partially offsetting factors, pay-ups for our existing specified pool portfolio declined over the course of the quarter. However, we net sold pools during the quarter, and these net sales generally consisted of pools with lower payups. Overall, average pay-ups for our specified pool portfolio declined only slightly quarter over quarter, to 0.59% as of March 31, 2022, as compared to 0.82% as of December 31, 2021.
During the three-month period ended March 31, 2022, we continued to hedge interest rate risk, primarily through the use of interest rate swaps, and short positions in TBAs, U.S. Treasury securities, and futures. Additionally, we continued to maintain a long TBA portfolio concentrated in lower coupons.
As of March 31, 2022 and December 31, 2021, the weighted average net pass-through rate on our fixed-rate specified pools was 2.9% and 3.2%, respectively. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was approximately 25% for the three-month period ended March 31, 2022.
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021, and March 31, 2021.

	Three-Month Period Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Three-Month Constant Prepayment Rates(1)	12.7%	18.5%	21.6%	21.7%	23.4%
(1)Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2022 and December 31, 2021:

		March 31, 2022			December 31, 2021
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50–1.99	$3,997	$3,798	18	$—	$—
	2.00–2.49	55,042	53,656	14	56,016	57,801	11
	2.50–2.99	77,787	77,077	29	76,857	79,757	21
	3.00–3.49	32,790	33,094	20	63,774	66,931	15
	3.50–3.99	18,365	18,817	70	19,879	21,086	67
	4.00–4.49	3,705	3,836	67	4,085	4,336	64
	4.50–4.99	2,164	2,223	139	2,529	2,640	136
Total 15-year fixed-rate mortgages		193,850	192,501	29	223,140	232,551	23
20-year fixed-rate mortgages:
	2.00–2.49	2,744	2,601	16	2,779	2,826	13
	2.50–2.99	4,667	4,505	17	43,174	44,624	14
	4.50–4.99	393	416	100	400	439	97
Total 20-year fixed-rate mortgages		7,804	7,522	21	46,353	47,889	15
30-year fixed-rate mortgages:
	2.00–2.49	177,757	165,544	8	118,886	118,930	3
	2.50–2.99	457,959	439,350	10	531,357	545,208	7
	3.00–3.49	220,928	218,147	18	239,696	250,884	16
	3.50–3.99	144,977	147,081	37	132,754	141,769	42
	4.00–4.49	131,322	135,750	50	126,990	137,212	52
	4.50–4.99	69,482	73,090	61	76,959	83,756	58
	5.00–5.49	32,784	34,893	64	35,360	38,705	63
	5.50–5.99	2,450	2,694	77	2,467	2,778	74
	6.00–6.49	1,023	1,145	118	1,030	1,180	115
Total 30-year fixed-rate mortgages		1,238,682	1,217,694	23	1,265,499	1,320,422	21
Total fixed-rate Agency RMBS		$1,440,336	$1,417,717	24	$1,534,992	$1,600,862	21
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately (1.0)% and 1.8% as of March 31, 2022 and December 31, 2021, respectively. These figures take into account the net short TBA positions that we use to hedge our specified pool holdings, which had a notional value of $611.0 million and a fair value of $604.9 million as of March 31, 2022, as compared to a notional value of $640.2 million and a fair value of $679.2 million as of December 31, 2021. Excluding these TBA hedging positions, our Agency premium as a percentage of fair value was approximately (1.4)% and 4.1% as of March 31, 2022 and December 31, 2021, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of March 31, 2022 and December 31, 2021:

	As of
($ in thousands)	March 31, 2022	December 31, 2021
Recourse(1) Borrowings:
Repurchase Agreements	$2,717,638	$2,469,763
Other Secured Borrowings	47,941	50,618
Senior Notes, at par	296,000	86,000
Total Recourse Borrowings	$3,061,579	$2,606,381
Debt-to-Equity Ratio Based on Total Recourse Borrowings(1)	2.3:1	2.0:1
Non-Recourse(2) Borrowings:
Repurchase Agreements	$—	$—
Other Secured Borrowings	—	46,004
Other Secured Borrowings, at fair value(3)	1,216,542	984,168
Total Recourse and Non-Recourse Borrowings	$4,278,121	$3,636,553
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings	3.2:1	2.7:1
(1)As of March 31, 2022 and December 31, 2021, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 2.5:1 and 2.0:1 as of March 31, 2022 and December 31, 2021, respectively.
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
Our debt-to-equity ratio including repos, Total other secured borrowings, and Senior Notes, increased to 3.2:1 as of March 31, 2022 as compared to 2.7:1 as of December 31, 2021, driven primarily by increased borrowings on our larger credit portfolio and by the issuance of our 5.875% senior unsecured notes on the final day of the quarter.
Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
Our secured financing costs include interest expense related to our repo borrowings and Total other secured borrowings. For the three-month period ended March 31, 2022, the average cost of funds on our secured financings increased to 1.31%, as compared to 1.20% for the three-month period ended December 31, 2021. The period-over-period increase was primarily due to a higher proportion of borrowings on our loan portfolios, which carry higher borrowing rates relative to our Agency portfolio, as well as higher short-term interest rates. Our unsecured financing costs consist of interest expense related to our Senior Notes. For the three-month period ended March 31, 2022, the average borrowing rate on our unsecured financings was 5.81%, as compared to 5.80% for the three-month period ended December 31, 2021. Our average cost of funds, including both secured and unsecured financings, increased to 1.41% from 1.32% over the same period.

Critical Accounting Estimates
Our condensed consolidated financial statements include the accounts of Ellington Financial Inc., its Operating Partnership, its subsidiaries, and variable interest entities, or "VIEs," for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.
The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain. Actual results could differ from those estimates and such differences could have a material impact on our financial condition and/or results of operations. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of our Manager and Ellington and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to our consolidated financial statements for a complete discussion of our significant accounting policies. We have identified our most critical accounting estimates to be the following:
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
The determination of estimated fair value of those of our financial instruments that are not traded in an active market requires the use of both macroeconomic and microeconomic assumptions and/or inputs, which are generally based on current market and economic conditions. Changes in market and/or economic conditions could have a significant adverse effect on the estimated fair value of our financial instruments. Changes to assumptions, including assumed market yields, may significantly impact the estimated fair value of our investments. Our valuations are sensitive to changes in interest rate; see the interest rate sensitivity analysis included in Item 3. Quantitative and Qualitative Disclosures about Market Risk in this Quarterly Report on Form 10-Q for further information.
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

The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Premium Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended March 31, 2022 and 2021, we recognized a Catch-up Premium Amortization Adjustment of $(0.6) million and $(0.1) million, respectively, reflected as an increase (decrease) to interest income on the Consolidated Statement of Operations.
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
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes the fair value our investment portfolio(1) as of March 31, 2022 and December 31, 2021.

(In thousands)	March 31, 2022	December 31, 2021
Long:
Credit:
Dollar Denominated:
CLO(2)	$45,549	$60,903
CMBS	31,111	25,643
Commercial Mortgage Loans and REO(3)(5)	516,810	387,165
Consumer Loans and ABS backed by Consumer Loans(2)	110,167	153,124
Corporate Debt and Equity and Corporate Loans	16,651	20,128
Debt and Equity Investments in Loan Origination Entities(4)	135,420	141,315
Non-Agency RMBS	186,452	191,728
Residential Mortgage Loans and REO(3)	2,434,367	2,017,219
Non-Dollar Denominated:
CLO(2)	1,939	3,092
Consumer Loans and ABS backed by Consumer Loans	5	213
Corporate Debt and Equity	487	13
RMBS(6)	24,543	25,846
Agency:
Fixed-Rate Specified Pools	1,417,717	1,600,862
Floating-Rate Specified Pools	8,938	9,456
IOs	26,620	33,288
Reverse Mortgage Pools	49,216	53,010
Total Long	$5,005,992	$4,723,005
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	$—	$—
Government Debt:
Dollar Denominated	(52,735)	(92,190)
Non-Dollar Denominated	(26,944)	(28,335)
Total Short	$(79,679)	$(120,525)
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
(4)Includes corporate loans to certain loan origination entities in which we hold an equity investment.
(5)Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.
(6)Includes an investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of March 31, 2022.

	March 31, 2022
	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$556	$(11,384)	$(10,828)	$1,459
Total Net Mortgage-Related Derivatives				1,459
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	2,108	(58,539)	(56,431)	(3,251)
Options	30,000	—	30,000	248
Warrants(3)	1,897	—	1,897	1,058
Total Net Corporate-Related Derivatives				(1,945)
Interest Rate-Related Derivatives:
TBAs	—	(611,011)	(611,011)	4,145
Interest Rate Swaps	649,825	(1,821,991)	(1,172,166)	39,304
U.S. Treasury Futures(4)	1,900	(276,300)	(274,400)	5,663
Total Interest Rate-Related Derivatives				49,112
Other Derivatives:
Foreign Currency Forwards(5)	—	(12,843)	(12,843)	(72)
Total Net Other Derivatives				(72)
Net Total				$48,554
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 8 of the notes to the consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of March 31, 2022, derivative assets and derivative liabilities were $65.1 million and $(16.5) million, respectively, for a net fair value of $48.6 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of March 31, 2022, a total of 19 long and 2,514 short U.S. Treasury futures contracts were held.
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
As of March 31, 2022, our Consolidated Balance Sheet reflected total assets of $5.8 billion and total liabilities of $4.5 billion. As of December 31, 2021, our Consolidated Balance Sheet reflected total assets of $5.2 billion and total liabilities of $3.9 billion. Our investments in securities, loans, and unconsolidated entities, financial derivatives, and real estate owned included in total assets were $5.1 billion and $4.7 billion as of March 31, 2022 and December 31, 2021, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $96.2 million and $132.8 million as of March 31, 2022 and December 31, 2021, respectively. As of both March 31, 2022 and December 31, 2021, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. We primarily use short positions in U.S. Treasury securities and sovereign bonds to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of March 31, 2022 and December 31, 2021, we had a net short notional TBA position of $611.0 million and $640.2 million, respectively. In conjunction with the smaller size of our Agency RMBS portfolio, the size of the net short TBA position decreased on a notional basis during the quarter, although it increased as measured by ten-year equivalents.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of March 31, 2022 indebtedness outstanding on our repos was approximately $2.7 billion. As of March 31, 2022, our assets financed with repos consisted of Agency RMBS of $1.5 billion and credit assets of $1.6 billion. As of March 31, 2022, outstanding indebtedness under repos was $1.5 billion for Agency RMBS and $1.2 billion for credit assets. As of December 31, 2021 indebtedness outstanding on our repos was approximately $2.5 billion. As of December 31, 2021, our assets financed with repos consisted of Agency RMBS of $1.6 billion and credit assets of $1.1 billion. As of December 31, 2021, outstanding indebtedness under repos was $1.6 billion for Agency RMBS and $0.8 billion for credit assets.
In addition to our repos, as of March 31, 2022 we had Total other secured borrowings of $1.3 billion, used to finance $1.4 billion of non-QM loans and ABS backed by consumer loans. This compares to Total other secured borrowings of $1.1 billion as of December 31, 2021, used to finance $1.2 billion of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans. In addition to our secured borrowings, we had $296.0 million and $86.0 million of Senior Notes outstanding as of March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022 and December 31, 2021, our debt-to-equity ratio was 3.2:1 and 2.7:1, respectively. Our recourse debt-to-equity ratio was 2.3:1 as of March 31, 2022 as compared to 2.0:1 as of December 31, 2021. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of March 31, 2022, our equity decreased by $0.6 million to $1.323 billion from $1.324 billion as of December 31, 2021. The decrease principally consisted of net loss of $(6.5) million, common and preferred dividends of $30.3 million and distributions to non-controlling interests of $9.2 million. These decreases were mostly offset by net proceeds from the issuance of shares of common stock of $38.5 million, after commissions and offering costs, net proceeds from the issuance of shares of preferred stock of $0.5 million, net of commissions and offering costs, and contributions from our non-controlling interests of $5.8 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.294 billion as of March 31, 2022.

Results of Operations for the Three-Month Periods Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three-month periods ended March 31, 2022 and 2021:

	Three Month-Period Ended
(In thousands except per share amounts)	March 31, 2022	March 31, 2021(1)
Interest Income (Expense)
Interest income	$51,074	$40,079
Interest expense	(14,017)	(11,342)
Net interest income	37,057	28,737
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	(150,347)	2,495
Realized and unrealized gains (losses) on financial derivatives, net	68,642	16,506
Realized and unrealized gains (losses) on real estate owned, net	(598)	(731)
Unrealized gains (losses) on other secured borrowings, at fair value, net	55,641	1,180
Other, net	1,220	780
Total other income (loss)	(25,442)	20,230
Expenses
Base management fee to affiliate (Net of fee rebates of $657 and $194, respectively)(1)	4,266	3,277
Incentive fee to affiliate	—	—
Other investment related expenses	9,683	4,855
Other operating expenses	5,618	4,197
Total expenses	19,567	12,329
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	(7,952)	36,638
Income tax expense (benefit)	(6,960)	2,017
Earnings (losses) from investments in unconsolidated entities	(5,506)	6,635
Net Income (Loss)	(6,498)	41,256
Net income (loss) attributable to non-controlling interests	(420)	1,459
Dividends on preferred stock	3,824	1,941
Net Income (Loss) Attributable to Common Stockholders	$(9,902)	$37,856
Net Income (Loss) Per Common Share	$(0.17)	$0.86
(1)Conformed to current period presentation.
(2)See Note 13 of the notes to the consolidated financial statements for further details on management fee rebates.
Core Earnings
We calculate Core Earnings as U.S. GAAP net income (loss) as adjusted for: (i) realized and unrealized gain (loss) on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps), other secured borrowings, at fair value, and foreign currency transactions; (ii) incentive fee to affiliate; (iii) Catch-up Premium Amortization Adjustment (as defined below); (iv) non-cash equity compensation expense; (v) provision for income taxes; (vi) certain non-capitalized transaction costs; and (vii) other income or loss items that are of a non-recurring nature. For certain investments in unconsolidated entities, we include the relevant components of net operating income in Core Earnings. The Catch-up Premium Amortization Adjustment is a quarterly adjustment to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter.
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
The following table reconciles, for the three-month periods ended March 31, 2022 and 2021, Core Earnings to the line on our Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure.

	Three Month-Period Ended
(In thousands, except per share amounts)	March 31, 2022	March 31, 2021(1)
Net income (loss)	$(6,498)	$41,256
Income tax expense (benefit)	(6,960)	2,017
Net income (loss) before income tax expense (benefit)	(13,458)	43,273
Adjustments:
Realized (gains) losses on securities and loans, net	(806)	(4,276)
Realized (gains) losses on financial derivatives, net	(23,335)	(5,795)
Realized (gains) losses on real estate owned, net	27	(61)
Unrealized (gains) losses on securities and loans, net	151,153	1,781
Unrealized (gains) losses on financial derivatives, net	(45,307)	(10,711)
Unrealized (gains) losses on real estate owned, net	571	792
Unrealized gains (losses) on other secured borrowings, at fair value, net	(55,641)	(1,180)
Other realized and unrealized (gains) losses, net(2)	83	578
Net realized gains (losses) on periodic settlements of interest rate swaps	(1,702)	(816)
Net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	561	410
Incentive fee to affiliate	—	—
Non-cash equity compensation expense	288	229
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	634	87
Non-capitalized transaction costs and other expense adjustments	6,337	1,665
(Earnings) losses from investments in unconsolidated entities(3)	7,800	(4,178)
Total Core Earnings	27,205	21,798
Dividends on preferred stock	3,824	1,941
Core Earnings attributable to non-controlling interests	175	1,045
Core Earnings Attributable to Common Stockholders	$23,206	$18,812
Core Earnings Attributable to Common Stockholders, per share	$0.40	$0.43
(1)Conformed to current period presentation.
(2)Includes realized and unrealized gains (losses) on foreign currency included in Other, net, on the Consolidated Statement of Operations.
(3)Adjustment represents, for certain investments in unconsolidated entities, the net realized and unrealized gains and losses of the underlying investments of such entities.
Results of Operations for the Three-Month Periods Ended March 31, 2022 and 2021
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended March 31, 2022 we had net income (loss) attributable to common stockholders of $(9.9) million, compared to $37.9 million for the three-month period ended March 31, 2021. The reversal in our results of operations was primarily due to realized and unrealized losses on our securities and loans, an increase in expenses, and losses from investments in unconsolidated entities as compared to earnings in prior period. Such losses were partially offset by an increase in interest income, net realized and unrealized gains on financial derivatives, and an increase in unrealized gains on other secured borrowings, at fair value.
Interest Income
Interest income was $51.1 million for the three-month period ended March 31, 2022, as compared to $40.1 million for the three-month period ended March 31, 2021. Interest income for both periods included coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.

For the three-month period ended March 31, 2022, interest income from our credit portfolio was $42.8 million, as compared to $33.2 million for the three-month period ended March 31, 2021. This period-over-period increase was primarily due to the larger size of the credit portfolio for the three-month period ended March 31, 2022, partially offset by lower average asset yields.
For the three-month period ended March 31, 2022, interest income from our Agency RMBS was $8.2 million, as compared to $6.8 million for the three-month period ended March 31, 2021. This period-over-period increase was due to the larger size of the Agency portfolio, partially offset by lower average asset yields, for the three-month period ended March 31, 2022.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended March 31, 2022 and 2021:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended March 31, 2022	$42,826	$3,012,771	5.69%	$8,198	$1,589,924	2.06%	$51,024	$4,602,695	4.43%
Three-month period ended March 31, 2021	$33,209	$1,954,914	6.80%	$6,752	$1,202,132	2.25%	$39,961	$3,157,046	5.06%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the three-month periods ended March 31, 2022 and 2021 we had a negative Catch-up Premium Amortization Adjustment of $(0.6) million and $(0.1) million, respectively, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.22% and 4.49%, respectively, for the three-month period ended March 31, 2022. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.28% and 5.07%, respectively, for the three-month period ended March 31, 2021.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $14.0 million for the three-month period ended March 31, 2022, as compared to $11.3 million for the three-month period ended March 31, 2021. The increase in interest expense was primarily the result of an increase in borrowings on both our Agency and credit assets.
The table below summarizes the components of interest expense for the three-month periods ended March 31, 2022 and 2021.

	Three-Month Period Ended
(In thousands)	March 31, 2022	March 31, 2021
Repos and Total other secured borrowings	$12,144	$9,700
Senior Notes	1,283	1,248
Securities sold short (1)	538	88
Other (2)	52	306
Total	$14,017	$11,342
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
(2)Primarily includes interest expense on our counterparties' cash collateral held by us and reverse repurchase agreements with negative interest rates.

The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the three-month periods ended March 31, 2022 and 2021.

	Three-Month Period Ended
	March 31, 2022			March 31, 2021
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$2,199,651	$11,203	2.07%	$1,411,154	$8,995	2.59%
Agency RMBS	1,563,201	941	0.24%	1,182,899	705	0.24%
Total	$3,762,852	$12,144	1.31%	$2,594,053	$9,700	1.52%
Average One-Month LIBOR			0.23%			0.12%
Average Six-Month LIBOR			0.80%			0.22%
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 1.28% and increase to 1.65% for the three-month periods ended March 31, 2022 and 2021, respectively. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 3.21% and 3.42% for the three-month periods ended March 31, 2022 and 2021, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the three-month period ended March 31, 2022, the gross base management fee, which is based on total equity at the end of each quarter, was $4.9 million, and our Manager credited us with rebates on our base management fee of $0.7 million, resulting in a net base management fee of $4.3 million. For the three-month period ended March 31, 2021, the gross base management fee was $3.5 million, and our Manager credited us with rebates on our base management fee of $0.2 million, resulting in a net base management fee of $3.3 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was due to a larger capital base at March 31, 2022 as compared to March 31, 2021. Such increases were partially offset by the increase in the base management fee rebates.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. No incentive fee was incurred for the three-month periods ended March 31, 2022 or 2021, since for each quarter during those periods, our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended March 31, 2022 and 2021 other investment related expenses were $9.7 million and $4.9 million, respectively. The increase in other investment related expenses was primarily due to debt issuance costs related to Senior notes, at fair value, that were issued during the three-month period ended March 31, 2022, as well an increase in debt issuance costs related to a larger non-QM loan securitization in the latter period, and an increase in servicing expenses related to our larger residential mortgage loan portfolio.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $5.6 million for the three-month period ended March 31, 2022 as compared to $4.2 million for the three-month period ended

March 31, 2021. The increase in other operating expenses for the three-month period ended March 31, 2022 was primarily due to an increase in compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned, and unrealized gained (losses) on other secured borrowings, at fair value. Other, net, another component of Other income (loss), includes rental income and income related to loan originations, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement.
For the three-month period ended March 31, 2022, other income (loss) was $(25.4) million, consisting primarily of net realized and unrealized losses on our securities and loans of $(150.3) million, partially offset by $68.6 million of net realized and unrealized gains on our financial derivatives and $55.6 million of net unrealized gains on our Other secured borrowings, at fair value. Net realized and unrealized losses of $(150.3) million on our securities and loans primarily resulted from net realized and unrealized losses on our Agency securities, which were driven by declining Agency RMBS prices that resulted from rapidly rising interest rates and widening yield spreads, unrealized losses on non-QM loans and non-Agency RMBS, and net realized and unrealized losses on consumer loans and ABS backed by consumer loans. Such losses were partially offset by net realized and unrealized gains on CLOs and short positions in U.S. Treasury securities. Net realized and unrealized gains of $68.6 million on our financial derivatives were primarily related to net realized and unrealized gains on interest rate swaps, short TBAs, futures, and forwards, which were driven by rising interest rates during the quarter. We recognized net unrealized gains of $55.6 million on our Other secured borrowings, at fair value for the three-month period ended March 31, 2022. Other secured borrowings, at fair value relate to securitized non-QM loans which had net unrealized losses of $(47.3) million, which are included in Unrealized gains (losses) on securities and loans, net.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) was $(7.0) million for the three-month period ended March 31, 2022, as compared to $2.0 million for the three-month period ended March 31, 2021. Income tax benefit for the three-month period ended March 31, 2022 was related to net realized and unrealized losses on investments held in a domestic TRS. Income tax expense for the three-month period ended March 31, 2021 was related to net realized and unrealized gains on investments held in a domestic TRS.
Earnings (Losses) from Investments in Unconsolidated Entities
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $(5.5) million for the three-month period ended March 31, 2022, as compared to $6.6 million for the three-month period ended March 31, 2021. The reversal in earnings from investments in unconsolidated entities primarily relates to unrealized losses on investments in loan originators for the three-month period ended March 31, 2022, partially offset by net realized and unrealized gains on our investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates. For the three-month period ended March 31, 2021, earnings from investments in unconsolidated entities primarily related to unrealized gains on loan originators and unrealized gains on an equity investment in a securitization-related risk retention vehicle.
Liquidity and Capital Resources
Liquidity refers to our ability to generate and obtain adequate amounts of cash to meet our requirements, including repaying our borrowings, funding and maintaining positions in our targeted assets, making distributions in the form of dividends, and other general business needs. Our short-term (the 12 months following period end) and long-term (beyond 12 months from period end) liquidity requirements include acquisition costs for assets we acquire, payment of our base management fee and incentive fee, compliance with margin requirements under our repos, reverse repos, and financial derivative contracts, repayment of repo borrowings and other secured borrowings to the extent we are unable or unwilling to extend such borrowings, payment of our general operating expenses, payment of interest payments on our Senior Notes, and payment of our dividends. Our capital resources primarily include cash on hand, cash flow from our investments (including principal and interest payments received on our investments and proceeds from the sale of investments), borrowings under repos and other secured borrowings, and proceeds from equity and debt offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	March 31, 2022		December 31, 2021
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$212,086	7.8%	$557,499	22.5%
31 - 60 Days	457,794	16.8%	356,594	14.4%
61 - 90 Days	468,968	17.3%	251,343	10.2%
91 - 120 Days	454,505	16.7%	164,403	6.7%
121 - 150 Days	243,732	9.0%	279,268	11.3%
151 - 180 Days	159,220	5.9%	159,687	6.5%
181 - 364 Days	494,440	18.2%	570,694	23.1%
> 364 Days	226,893	8.3%	130,275	5.3%
	$2,717,638	100.0%	$2,469,763	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of March 31, 2022, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 24.0% with respect to credit assets, 5.4% with respect to Agency RMBS assets, and 15.0% overall. As of December 31, 2021 these respective weighted average contractual haircuts were 22.4%, 5.4%, and 12.1%. The increase in the weighted average contractual haircut on our overall portfolio is primarily due to higher haircuts on repo borrowings related to our Credit portfolio assets at March 31, 2022 as compared to December 31, 2021.
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
As of March 31, 2022 and December 31, 2021, we had $2.7 billion and $2.5 billion, respectively, of borrowings outstanding under our repos. As of March 31, 2022, the remaining terms on our repos ranged from 1 day to 548 days, with a weighted average remaining term of 151 days. Our repo borrowings were with a total of 23 counterparties as of March 31, 2022. As of March 31, 2022, our repos had a weighted average borrowing rate of 1.22%. As of March 31, 2022, our repos had interest rates ranging from 0.14% to 4.22%. As of December 31, 2021, the remaining terms on our repos ranged from 3 days to 638 days, with a weighted average remaining term of 134 days. Our repo borrowings were with a total of 23 counterparties as of December 31, 2021. As of December 31, 2021, our repos had a weighted average borrowing rate of 0.82%. As of December 31, 2021, our repos had interest rates ranging from 0.10% to 3.75%. Investments transferred as collateral under repos had an aggregate fair value of $3.1 billion and $2.8 billion as of March 31, 2022 and December 31, 2021, respectively.
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

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2022	$2,717,638	$2,533,978	$2,717,638
December 31, 2021	2,469,763	2,187,363	2,469,763
September 30, 2021	2,105,836	1,958,411	2,175,918
June 30, 2021	1,916,749	1,971,441	2,062,580
March 31, 2021	1,909,511	1,736,912	1,909,511
December 31, 2020	1,496,931	1,408,935	1,496,931
September 30, 2020	1,439,984	1,368,191	1,551,147
June 30, 2020(1)	1,294,549	1,520,985	1,542,577
March 31, 2020(2)	2,034,225	2,440,982	2,485,496
December 31, 2019(3)	2,445,300	2,119,394	2,445,300
September 30, 2019	2,056,422	1,796,310	2,056,422
June 30, 2019	1,715,506	1,769,909	1,962,866
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
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including non-QM loans and REO, commercial mortgage loans, and consumer loans and ABS backed by consumer loans; such transactions are accounted for as collateralized borrowings. As of March 31, 2022 and December 31, 2021, we had outstanding borrowings related to such transactions in the amount of $1.3 billion and $1.1 billion, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Balance Sheet. As of March 31, 2022, the fair value of non-QM loans and ABS backed by consumer loans collateralizing our Total other secured borrowings was $1.4 billion. As of December 31, 2021, the fair value of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans collateralizing our Total other secured borrowings was $1.2 billion. See Note 11 in the notes to our consolidated financial statements for further information on our other secured borrowings.
As of March 31, 2022 and December 31, 2021, we had $296.0 million and $86.0 million outstanding of Senior Notes. The $86 million of 5.50% Senior Notes mature in September 2022. See Note 11 in the notes to our consolidated financial statements for further detail on the Senior Notes.
As of March 31, 2022, we had an aggregate amount at risk under our repos with 21 counterparties of approximately $466.1 million, and as of December 31, 2021, we had an aggregate amount at risk under our repos with 22 counterparties of approximately $353.2 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of both March 31, 2022 and December 31, 2021 does not include approximately $4.0 million, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of March 31, 2022, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with eight counterparties of approximately $28.3 million. We also had $21.4 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2021, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with eight counterparties of approximately $18.5 million. We also had $16.2 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2022, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $0.9 million. As of December 31, 2021, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with ten counterparties of approximately $1.0 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $363.5 million and $92.7 million as of March 31, 2022 and December 31, 2021, respectively. Cash and cash equivalents was higher than usual at quarter end mainly because we closed on the issuance of $210 million of our 5.875% Senior Notes on the final day of the quarter.
On June 13, 2018, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.55 million shares of common stock, or the "Common Share Repurchase Program." The Common Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. From inception of the Common Share Repurchase Program through May 6, 2022, we repurchased 701,965 shares at an average price per share of $13.36 and a total cost of $9.4 million, and have authorization to repurchase an additional 848,035 common shares. We did not purchase any shares under this program during the three-month period ended March 31, 2022.
On February 21, 2021, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $30.0 million of preferred stock, or the "Preferred Share Repurchase Program." The Preferred Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. From inception of the Preferred Share Repurchase Program through May 6, 2022, we have not repurchased any shares of preferred stock.
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
The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the consolidated financial statements) for the periods indicated below:
Three-Month Period Ended March 31, 2022

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
March 7, 2022	$0.15	$9,064	March 31, 2022	April 25, 2022
February 7, 2022	0.15	8,730	February 28, 2022	March 25, 2022
January 7, 2022	0.15	8,727	January 31, 2022	February 25, 2022

Three-Month Period Ended March 31, 2021

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
March 5, 2021	$0.10	$4,446	March 31, 2021	April 26, 2021
February 5, 2021	0.10	4,444	February 26, 2021	March 25, 2021
January 8, 2021	0.10	4,444	January 29, 2021	February 25, 2021
On April 7, 2022, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on May 25, 2022 to stockholders of record as of April 29, 2022. On May 2, 2022, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on June 27, 2022 to stockholders of record as of May 31, 2022.
The following table sets forth the dividend distributions authorized by the Board of Directors during the three-month periods ended March 31, 2022 and 2021 and payable to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
March 7, 2022	$0.421875	$1,941	March 31, 2022	May 2, 2022
January 8, 2021	0.421875	1,941	January 19, 2021	February 1, 2021
Series B Preferred Stock:
March 7, 2022	$0.390625	$3,680	March 31, 2022	May 2, 2022
On August 6, 2021, we commenced the Common ATM Program by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to 10.0 million shares of common stock from time to time. During the three-month period ended March 31, 2022, we issued 2,185,000 shares of common stock under the Common ATM Program, which provided $38.5 million of net proceeds after $0.6 million of agent commissions and offering costs. From commencement of the Common ATM Program through May 6, 2022, we have issued 4,118,600 shares of common stock under this program.
On January 20, 2022, we commenced the Preferred ATM Program by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. During the three-month period ended March 31, 2022, we issued 20,421 shares of Series B Preferred Stock, which provided $0.5 million of net proceeds after $23 thousand of commissions and offering costs. From commencement of the Preferred ATM Program through May 6, 2022, we have issued 20,421 shares of preferred stock under this program.
On February 18, 2022, we entered into an agreement with Home Point to purchase Home Point's 49.6% ownership interest in Longbridge. The consummation of this transaction, which is expected to be an all cash transaction, is subject to regulatory approvals and customary closing conditions and is expected to close in the next few months. Upon closing of the transaction, we will own substantially all of the equity interests in Longbridge, which will result in the consolidation of Longbridge's financial results in our financial statements following the closing.
For the three-month period ended March 31, 2022, our operating activities provided net cash in the amount of $32.9 million and our investing activities used net cash in the amount of $592.5 million. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $260.3 million. We received $370.0 million in proceeds from the issuance of Total other secured borrowings. We used $16.6 million for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), provided net cash of $54.2 million for the three-month period ended March 31, 2022. We received proceeds from the issuance of Senior notes, at fair value of $210.0 million, proceeds from the issuance of common and preferred stock, net of underwriters' discounts and commissions, agent commissions, and offering costs paid, of $38.5 million, and contributions from non-controlling interests of $6.4 million. We used $29.1 million to pay dividends and $9.2 million for distributions to non-controlling interests (our joint venture partners). As a result there was an increase in our cash holdings of $270.9 million, from $92.8 million as of December 31, 2020 to $363.7 million as of March 31, 2022.
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
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
At March 31, 2022 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors generally influence our performance more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

However, elevated, long-term inflation could adversely impact the performance of our investment portfolio, or the prices of our investments, or both. For example, if higher inflation is not matched by an increase in wages, inflation could cause the real income of the borrowers on our residential and consumer loans to decline. In addition, in the case of borrowers on our commercial mortgage loans, net cash flow could decline if rents and/or expense reimbursements do not increase in kind with higher inflation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at March 31, 2022 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of March 31, 2022, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS—Fixed Pools and IOs excluding TBAs	$35,367	2.67%	$68,704	5.20%	$(37,395)	(2.83)%	$(76,818)	(5.81)%
Long TBAs	—	—%	—	—%	—	—%	—	—%
Short TBAs	(12,371)	(0.94)%	(23,913)	(1.81)%	13,199	1.00%	27,225	2.06%
Non-Agency RMBS, CMBS, ABS and Loans	9,592	0.73%	16,130	1.22%	(12,645)	(0.96)%	(28,343)	(2.14)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(25,125)	(1.90)%	(51,086)	(3.86)%	24,286	1.84%	47,737	3.61%
Corporate Securities and Other	4	—%	9	—%	(3)	—%	(7)	—%
Repurchase Agreements, Reverse Repurchase Agreements, and Senior Notes	(5,817)	(0.44)%	(10,560)	(0.80)%	6,954	0.53%	14,083	1.06%
Total	$1,650	0.12%	$(716)	(0.05)%	$(5,604)	(0.42)%	$(16,123)	(1.22)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our March 31, 2022 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of

March 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Part I, Item 1A. Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2021, as amended.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as amended. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On February 22, 2022, we issued 19,094 shares of our common stock to our Manager for payment of 10% of the incentive fee incurred. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(a)(2) of the Securities Act.
Pursuant to our 2017 Plan, on March 7, 2022, we granted 40,254 OP LTIP Units to certain Ellington personnel. The OP LTIP Units are subject to forfeiture restrictions that will lapse on December 31, 2023. Once vested, the OP LTIP Units may be converted at the election of the holder, or at any time at our election, into OP Units on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of our common stock or, at our election, for the cash value of such shares of our common stock. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.

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

ELLINGTON FINANCIAL INC.
Date:	May 9, 2022	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	May 9, 2022	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)