Form 10-Q
period 2022-06-30
Ellington Financial Inc.
filed 2022-08-09
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of August 5, 2022: 59,957,779

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2022	December 31, 2021
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$224,451	$92,661
Restricted cash(1)	—	175
Securities, at fair value(1)(2)	1,757,513	2,087,360
Loans, at fair value(1)(2)	3,490,820	2,415,321
Investments in unconsolidated entities, at fair value(1)	192,269	195,643
Real estate owned(1)(2)	20,866	24,681
Financial derivatives—assets, at fair value	81,183	18,894
Reverse repurchase agreements	179,394	123,250
Due from brokers	93,939	93,549
Investment related receivables(1)	132,161	122,175
Other assets(1)	6,281	3,710
Total Assets	$6,178,877	$5,177,419
Liabilities
Securities sold short, at fair value	$176,155	$120,525
Repurchase agreements(1)	2,865,222	2,469,763
Financial derivatives—liabilities, at fair value	20,442	12,298
Due to brokers	31,124	2,233
Investment related payables	34,381	39,048
Other secured borrowings(1)	45,455	96,622
Other secured borrowings, at fair value(1)	1,448,182	984,168
Senior notes, net	85,956	85,802
Senior notes, at fair value	202,650	—
Base management fee payable to affiliate	3,990	3,115
Incentive fee payable to affiliate	—	3,246
Dividends payable	11,657	10,375
Interest payable(1)	10,263	4,570
Accrued expenses and other liabilities(1)	8,945	22,098
Total Liabilities	4,944,422	3,853,863
Commitments and contingencies (Note 21)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 9,420,421 and 9,400,000 shares issued and outstanding, and $235,511 and $235,000 aggregate liquidation preference, respectively	227,432	226,939
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 59,957,779 and 57,458,169 shares issued and outstanding, respectively	60	58
Additional paid-in-capital	1,205,916	1,161,603
Retained earnings (accumulated deficit)	(225,259)	(97,279)
Total Stockholders' Equity	1,208,149	1,291,321
Non-controlling interests(1)	26,306	32,235
Total Equity	1,234,455	1,323,556
Total Liabilities and Equity	$6,178,877	$5,177,419
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

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(In thousands, except per share amounts)
Net Interest Income
Interest income	$62,722	$45,890	$113,796	$85,970
Interest expense	(26,024)	(11,166)	(40,041)	(22,508)
Total net interest income	36,698	34,724	73,755	63,462
Other Income (Loss)(1)
Realized gains (losses) on securities and loans, net	(18,830)	(2,009)	(18,025)	2,268
Realized gains (losses) on financial derivatives, net	46,779	425	70,114	6,220
Realized gains (losses) on real estate owned, net	518	(74)	491	(13)
Unrealized gains (losses) on securities and loans, net	(175,350)	10,000	(326,503)	8,218
Unrealized gains (losses) on financial derivatives, net	2,516	(5,683)	47,823	5,028
Unrealized gains (losses) on real estate owned, net	318	(1,314)	(252)	(2,107)
Unrealized gains (losses) on other secured borrowings, at fair value, net	67,258	2,197	122,899	3,377
Unrealized gains (losses) on senior notes, at fair value	7,350	—	7,350	—
Other, net	(166)	2,166	1,054	2,946
Total other income (loss)	(69,607)	5,708	(95,049)	25,937
Expenses
Base management fee to affiliate (Net of fee rebates of $604, $195, $1,261, and $389, respectively)(2)	3,990	3,355	8,256	6,633
Incentive fee to affiliate	—	7,157	—	7,157
Investment related expenses:
Servicing expense	960	974	2,484	1,960
Debt issuance costs related to Other secured borrowings, at fair value	2,118	2,039	4,350	3,704
Debt issuance costs related to Senior notes, at fair value	—	—	3,615	—
Other	1,743	1,818	4,055	4,022
Professional fees	1,180	1,037	2,357	2,235
Compensation expense	1,260	1,412	3,820	2,831
Other expenses	1,851	1,633	3,732	3,212
Total expenses	13,102	19,425	32,669	31,754
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	(46,011)	21,007	(53,963)	57,645
Income tax expense (benefit)	(7,825)	3,140	(14,785)	5,157
Earnings (losses) from investments in unconsolidated entities	(23,265)	18,602	(28,771)	25,237
Net Income (Loss)	(61,451)	36,469	(67,949)	77,725
Net income (loss) attributable to non-controlling interests	(391)	1,874	(811)	3,333
Dividends on preferred stock	3,821	1,940	7,645	3,881
Net Income (Loss) Attributable to Common Stockholders	$(64,881)	$32,655	$(74,783)	$70,511
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$(1.08)	$0.75	$(1.27)	$1.61
(1)Conformed to current period presentation.
(2)See Note 13 for further details on management fee rebates.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2021	$226,939	57,458,169	$58	$1,161,603	$(97,279)	$1,291,321	$32,235	$1,323,556
Net income (loss)					(6,078)	(6,078)	(420)	(6,498)
Net proceeds from the issuance of common stock(1)		2,185,000	2	38,452		38,454		38,454
Net proceeds from the issuance of preferred stock(1)	493					493		493
Shares of common stock issued in connection with incentive fee payment		19,094	—	325		325		325
Contributions from non-controlling interests							5,846	5,846
Common dividends(2)					(26,189)	(26,189)	(332)	(26,521)
Preferred dividends(3)					(3,824)	(3,824)		(3,824)
Distributions to non-controlling interests							(9,181)	(9,181)
Adjustment to non-controlling interests				(706)		(706)	706	—
Share-based long term incentive plan unit awards				284		284	4	288
BALANCE, March 31, 2022	$227,432	59,662,263	$60	$1,199,958	$(133,370)	$1,294,080	$28,858	$1,322,938
Net income (loss)					(61,060)	(61,060)	(391)	(61,451)
Net proceeds from the issuance of common stock(1)		383,700	—	6,767		6,767		6,767
Contributions from non-controlling interests							4,037	4,037
Common dividends(2)					(27,008)	(27,008)	(342)	(27,350)
Preferred dividends(3)					(3,821)	(3,821)		(3,821)
Distributions to non-controlling interests							(5,863)	(5,863)
Adjustment to non-controlling interests				(3)		(3)	3	—
Repurchase of shares of common stock		(88,184)	—	(1,164)		(1,164)		(1,164)
Share-based long term incentive plan unit awards				358		358	4	362
BALANCE, June 30, 2022	$227,432	59,957,779	$60	$1,205,916	$(225,259)	$1,208,149	$26,306	$1,234,455

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
BALANCE, December 31, 2020	$111,034	43,781,684	$44	$915,658	$(141,521)	$885,215	$36,357	$921,572
Net income (loss)					39,797	39,797	1,459	41,256
Contributions from non-controlling interests							1,517	1,517
Common dividends(2)					(13,134)	(13,134)	(200)	(13,334)
Preferred dividends(3)					(1,941)	(1,941)		(1,941)
Distributions to non-controlling interests							(5,923)	(5,923)
Adjustment to non-controlling interests				(307)		(307)	307	—
Share-based long term incentive plan unit awards				226		226	3	229
BALANCE, March 31, 2021	$111,034	43,781,684	$44	$915,577	$(116,799)	$909,856	$33,520	$943,376
Net income (loss)					34,595	34,595	1,874	36,469
Contributions from non-controlling interests							5,931	5,931
Common dividends(2)					(19,265)	(19,265)	(298)	(19,563)
Preferred dividends(3)					(1,940)	(1,940)		(1,940)
Distributions to non-controlling interests							(9,413)	(9,413)
Share-based long term incentive plan unit awards				240		240	4	244
BALANCE, June 30, 2021	$111,034	43,781,684	$44	$915,817	$(103,409)	$923,486	$31,618	$955,104
(1)Net of discounts and commissions and offering costs.
(2)For the three-month periods ended June 30, 2022 and 2021, dividends totaling $0.45 and $0.44, respectively, per share of common stock and convertible unit outstanding, were declared. For the six-month periods ended June 30, 2022 and 2021, dividends totaling $0.90 and $0.74, respectively, per share of common stock and convertible unit outstanding, were declared.
(3)For the three-month periods ended June 30, 2022 and 2021, dividends totaling $0.8125 and $0.421875, respectively, per share of preferred stock were declared. For the six-month periods ended June 30, 2022 and 2021, dividends totaling $1.625 and $0.84375, respectively, per share of preferred stock were declared.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2022	June 30, 2021
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$81,339	$44,168
Cash Flows from Investing Activities:
Purchase of securities	$(718,960)	(1,329,629)
Purchase of loans	(2,014,793)	(733,275)
Capital improvements of real estate owned	(75)	(1,893)
Proceeds from disposition of securities	659,827	772,618
Proceeds from disposition of loans	19,520	1,064
Contributions to investments in unconsolidated entities	(10,294)	(7,497)
Distributions from investments in unconsolidated entities	170,513	70,211
Proceeds from disposition of real estate owned	5,147	630
Proceeds from principal payments of securities	181,108	225,901
Proceeds from principal payments of loans	279,580	136,328
Proceeds from securities sold short	622,122	242,239
Repurchase of securities sold short	(553,190)	(133,798)
Payments on financial derivatives	(60,210)	(31,732)
Proceeds from financial derivatives	122,232	34,018
Payments made on reverse repurchase agreements	(16,595,096)	(7,242,821)
Proceeds from reverse repurchase agreements	16,537,455	7,118,141
Due from brokers, net	17,579	670
Due to brokers, net	28,405	(298)
Net cash provided by (used in) investing activities	(1,309,130)	(879,123)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	45,301	—
Net proceeds from the issuance of preferred stock(1)	511	—
Offering costs paid	(658)	—
Repurchase of common stock	(1,164)	—
Dividends paid	(60,234)	(34,553)
Contributions from non-controlling interests	10,840	6,528
Distributions to non-controlling interests	(15,044)	(15,336)
Proceeds from issuance of Other secured borrowings	15,063	47,343
Principal payments on Other secured borrowings	(22,511)	(12,831)
Borrowings under repurchase agreements	5,179,777	3,081,092
Repayments of repurchase agreements	(4,671,100)	(2,621,656)
Proceeds from issuance of Senior notes, at fair value	206,385	—
Proceeds from issuance of Other secured borrowings, at fair value	687,977	534,477
Repayment of Other secured borrowings, at fair value	—	(111,529)
Due from brokers, net	(15,668)	(13,735)
Due to brokers, net	(69)	(1,797)
Net cash provided by (used in) financing activities	1,359,406	858,003
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	131,615	23,048
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	92,836	111,822
Cash, Cash Equivalents, and Restricted Cash, End of Period	$224,451	$134,870

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2022	June 30, 2021
(In thousands)	Expressed in U.S. Dollars
Supplemental disclosure of cash flow information:
Interest paid	$34,349	$22,741
Income tax paid	88	770
Dividends payable	11,657	7,963
Shares issued in connection with incentive fee payment (non-cash)	325	—
Share-based long term incentive plan unit awards (non-cash)	650	—
Transfers from mortgage loans to real estate owned (non-cash)	1,018	12,554
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	177,997	74,836
Transfers from corporate loans to investments in unconsolidated entities (non-cash)	1,000	—
Purchase of loans (non-cash)	—	(800)
Proceeds from principal payments of investments (non-cash)	220,672	212,254
Principal payments on Other secured borrowings, at fair value (non-cash)	(213,202)	(212,254)
Proceeds received from Other secured borrowings, at fair value (non-cash)	112,889	40,670
Principal payments on Other secured borrowings (non-cash)	(43,719)	—
Proceeds from issuance of Other secured borrowings (non-cash)	—	800
Repayments of repurchase agreements (non-cash)	(113,218)	(39,618)
(1)Net of discounts and commissions.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
•Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are RMBS, for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," U.S. Treasury securities and sovereign debt, certain non-Agency RMBS, CMBS, CLOs, corporate debt, and actively traded derivatives such as interest rate swaps, foreign currency forwards, and other over-the-counter derivatives; and
•Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that the Company generally includes in this category are certain RMBS, CMBS, CLOs, ABS, credit default swaps, or "CDS," on individual ABS, and total return swaps on distressed corporate debt, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, private corporate debt and equity investments, other secured borrowings, at fair value, and senior notes, at fair value.
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

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:
June 30, 2022:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$1,322,989	$12,389	$1,335,378
Non-Agency RMBS	—	111,977	131,449	243,426
CMBS	—	19,245	9,380	28,625
CLOs	—	12,189	23,378	35,567
Asset-backed securities, backed by consumer loans	—	—	78,183	78,183
Corporate debt securities	—	—	1,767	1,767
Corporate equity securities	—	—	10,276	10,276
U.S. Treasury securities	—	24,291	—	24,291
Loans, at fair value:
Residential mortgage loans	—	—	2,995,584	2,995,584
Commercial mortgage loans	—	—	477,378	477,378
Consumer loans	—	—	7,410	7,410
Corporate loans	—	—	10,448	10,448
Investment in unconsolidated entities, at fair value	—	—	192,269	192,269
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	202	202
Credit default swaps on asset-backed indices	—	2,089	—	2,089
Credit default swaps on corporate bonds	—	201	—	201
Credit default swaps on corporate bond indices	—	1,405	—	1,405
Interest rate swaps	—	72,754	—	72,754
TBAs	—	3,169	—	3,169
Warrants	—	803	—	803
Futures	316	—	—	316
Forwards	—	244	—	244
Total assets	$316	$1,571,356	$3,950,113	$5,521,785
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(176,155)	$—	$(176,155)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(34)	—	(34)
Credit default swaps on corporate bonds	—	(338)	—	(338)
Credit default swaps on corporate bond indices	—	—	—	—
Interest rate swaps	—	(17,196)	—	(17,196)
TBAs	—	(2,778)	—	(2,778)
Futures	(96)	—	—	(96)
Other secured borrowings, at fair value	—	—	(1,448,182)	(1,448,182)
Senior notes, at fair value	—	—	(202,650)	(202,650)
Total liabilities	$(96)	$(196,501)	$(1,650,832)	$(1,847,429)

December 31, 2021:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$1,686,906	$9,710	$1,696,616
Non-Agency RMBS	—	81,666	134,888	216,554
CMBS	—	12,509	13,134	25,643
CLOs	—	35,651	26,678	62,329
Asset-backed securities, backed by consumer loans	—	—	73,108	73,108
Corporate debt securities	—	356	5,198	5,554
Corporate equity securities	—	—	7,556	7,556
Loans, at fair value:
Residential mortgage loans	—	—	2,016,228	2,016,228
Commercial mortgage loans	—	—	326,197	326,197
Consumer loans	—	—	62,365	62,365
Corporate loans	—	—	10,531	10,531
Investment in unconsolidated entities, at fair value	—	—	195,643	195,643
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	303	303
Credit default swaps on asset-backed indices	—	1,751	—	1,751
Credit default swaps on corporate bond indices	—	156	—	156
Interest rate swaps	—	13,993	—	13,993
TBAs	—	1,229	—	1,229
Options	—	278	—	278
Warrants	—	706	—	706
Futures	478	—	—	478
Total assets	$478	$1,835,201	$2,881,539	$4,717,218
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(120,525)	$—	$(120,525)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(39)	—	(39)
Credit default swaps on corporate bonds	—	(99)	—	(99)
Credit default swaps on corporate bond indices	—	(1,870)	—	(1,870)
Interest rate swaps	—	(9,098)	—	(9,098)
TBAs	—	(909)	—	(909)
Futures	(75)	—	—	(75)
Forwards	—	(208)	—	(208)
Other secured borrowings, at fair value	—	—	(984,168)	(984,168)
Total liabilities	$(75)	$(132,748)	$(984,168)	$(1,116,991)

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2022 and December 31, 2021:
June 30, 2022:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$87,132	Market Quotes	Non Binding Third-Party Valuation	$0.49	$179.67	$75.52
	44,317	Discounted Cash Flows
	131,449		Yield(1)	—%	100.2%	10.2%
			Projected Collateral Prepayments	—%	70.4%	33.2%
			Projected Collateral Losses	—%	93.1%	24.6%
			Projected Collateral Recoveries	—%	75.3%	20.4%
Non-Agency CMBS	7,454	Market Quotes	Non Binding Third-Party Valuation	$6.63	$82.46	$41.01
	1,926	Discounted Cash Flows
	9,380		Yield	10.3%	24.0%	13.4%
			Projected Collateral Losses	0.9%	29.8%	4.6%
			Projected Collateral Recoveries	70.2%	96.7%	93.5%
CLOs	15,250	Market Quotes	Non Binding Third-Party Valuation	$3.00	$100.00	$62.30
	8,128	Discounted Cash Flows
	23,378		Yield	14.9%	107.7%	29.7%
Agency interest only RMBS	7,978	Market Quotes	Non Binding Third-Party Valuation	$0.63	$18.69	$8.41
	4,411	Option Adjusted Spread ("OAS")
	12,389		LIBOR OAS(2)(3)	39	4,176	460
			Projected Collateral Prepayments	22.8%	100.0%	64.5%
ABS backed by consumer loans	78,183	Discounted Cash Flows	Yield	2.6%	25.4%	12.6%
			Projected Collateral Prepayments	0.0%	18.3%	13.8%
			Projected Collateral Losses	0.9%	29.0%	22.9%
Corporate debt and equity	12,043	Discounted Cash Flows	Yield	10.0%	27.6%	11.1%
Performing and re-performing residential mortgage loans	1,414,837	Discounted Cash Flows	Yield	3.9%	53.3%	6.6%
Securitized residential mortgage loans(4)(5)	$1,504,652	Market Quotes	Non Binding Third-Party Valuation	$0.56	$98.79	$89.54
	57,167	Discounted Cash Flows
	1,561,819		Yield	4.2%	20.3%	7.0%
Non-performing residential mortgage loans	18,928	Discounted Cash Flows	Yield	3.2%	69.3%	14.5%
			Recovery Amount	0.5%	205.0%	36.5%
			Months to Resolution	5.8	91.2	24.2
Performing commercial mortgage loans	445,913	Discounted Cash Flows	Yield	6.7%	13.3%	8.8%
Non-performing commercial mortgage loans	31,465	Discounted Cash Flows	Yield	15.2%	23.0%	19.2%
			Recovery Amount	99.9%	100.4%	100.1%
			Months to Resolution	2.9	2.9	2.9

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Consumer loans	7,410	Discounted Cash Flows	Yield	8.1%	54.1%	10.6%
			Projected Collateral Prepayments	0.0%	25.0%	14.9%
			Projected Collateral Losses	1.2%	39.7%	9.6%
Corporate loans	7,000	Market Quotes	Non Binding Third-Party Valuation	$100.00	$100.00	$100.00
	3,448	Discounted Cash Flows
	10,448		Yield	6.0%	20.1%	15.6%
Investment in unconsolidated entities—Loan origination entities	98,759	Enterprise Value	Equity Price-to-Book(6)	1.3x	3.3x	1.4x
Investment in unconsolidated entities—Other	80,579	Enterprise Value	Net Asset Value	n/a	n/a	n/a
Investment in unconsolidated entities—Loan origination-related entities	12,931	Recent Transactions	Transaction Price	n/a	n/a	n/a
	192,269
Credit default swaps on asset-backed securities	202	Net Discounted Cash Flows	Projected Collateral Prepayments	24.3%	31.7%	29.2%
			Projected Collateral Losses	6.8%	8.9%	7.5%
			Projected Collateral Recoveries	12.2%	15.3%	12.2%
Other secured borrowings, at fair value(4)	(1,448,182)	Market Quotes	Non Binding Third-Party Valuation	$57.86	$98.79	$91.80
			Yield	5.5%	9.1%	6.3%
			Projected Collateral Prepayments	—%	99.9%	98.9%
Senior notes, at fair value	(202,650)	Market Quotes	Non Binding Third-Party Valuation	$96.50	$96.50	$96.50
(1)For the range minimum, the range maximum, and the weighted average yield, excludes non-Agency RMBS with a negative yield, with a total fair value of $0.3 million. Including these securities the weighted average yield was 10.1%.
(2)Shown in basis points.
(3)For range minimum, range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $0.9 million. Including these securities the weighted average was 386 basis points.
(4)Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(5)Includes $7.7 million of non-performing securitized residential mortgage loans.
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

The tables below includes a roll-forward of the Company's financial instruments for the three- and six-month periods ended June 30, 2022 and 2021 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended June 30, 2022

(In thousands)	Beginning Balance as of March 31, 2022	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2022
Assets:
Securities, at fair value:
Agency RMBS	$8,621	$(672)	$(250)	$206	$441	$—	$4,043	$—	$12,389
Non-Agency RMBS	116,776	208	2,076	(6,407)	15,577	(5,096)	12,048	(3,733)	131,449
CMBS	9,526	32	(24)	(533)	—	—	379	—	9,380
CLOs	22,824	(557)	2,067	(3,915)	26	(4,724)	9,861	(2,204)	23,378
Asset-backed securities backed by consumer loans	76,504	(1,040)	(26)	(3,608)	17,444	(11,091)	—	—	78,183
Corporate debt securities	500	—	(1)	(172)	3,584	(2,144)	—	—	1,767
Corporate equity securities	9,841	—	114	(535)	856	—	—	—	10,276
Loans, at fair value:
Residential mortgage loans	2,433,007	(4,544)	105	(112,735)	896,384	(216,633)	—	—	2,995,584
Commercial mortgage loans	429,954	—	—	(1,388)	66,164	(17,352)	—	—	477,378
Consumer loans	9,878	(384)	(518)	94	37	(1,697)	—	—	7,410
Corporate loan	11,788	—	(1,000)	—	675	(1,015)	—	—	10,448
Investments in unconsolidated entities, at fair value	219,303	—	262	(23,527)	56,701	(60,470)	—	—	192,269
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	304	—	(6)	(102)	6	—	—	—	202
Total assets, at fair value	$3,348,826	$(6,957)	$2,799	$(152,622)	$1,057,895	$(320,222)	$26,331	$(5,937)	$3,950,113
Liabilities:
Other secured borrowings, at fair value	$(1,216,542)	$—	$—	$67,258	$99,198	$(398,096)	$—	$—	$(1,448,182)
Senior notes, at fair value	(210,000)	—	—	7,350	—	—	—	—	(202,650)
Total liabilities, at fair value	$(1,426,542)	$—	$—	$74,608	$99,198	$(398,096)	$—	$—	$(1,650,832)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2022, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2022. For Level 3 financial instruments held by the Company at June 30, 2022, change in net unrealized gain (loss) of $(17.9) million, $(114.0) million, $(26.2) million, $(0.1) million, $67.3 million, and $7.4 million, for the three-month period ended June 30, 2022 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, other secured borrowings, at fair value, and senior notes, at fair value, respectively.
At June 30, 2022, the Company transferred $5.9 million of assets from Level 3 to Level 2 and $26.3 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Three-Month Period Ended June 30, 2021

(In thousands)	Beginning Balance as of March 31, 2021	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2021
Assets:
Securities, at fair value:
Agency RMBS	$17,402	$(833)	$1,510	$(1,389)	$—	$(4,528)	$1,897	$(4,123)	$9,936
Non-Agency RMBS	127,329	604	2,576	(137)	1,782	(14,497)	4,299	(7,492)	114,464
CMBS	17,294	(13)	—	1,249	—	—	3,353	(4,858)	17,025
CLOs	37,585	272	(2,497)	9,155	140	—	4,257	(14,923)	33,989
Asset-backed securities backed by consumer loans	59,473	(1,326)	146	(1,098)	21,478	(9,419)	—	—	69,254
Corporate debt securities	4,761	—	47	177	591	(132)	—	—	5,444
Corporate equity securities	4,120	—	—	1,711	2,666	—	—	—	8,497
Loans, at fair value:
Residential mortgage loans	1,280,637	(3,240)	267	(528)	327,697	(159,182)	—	—	1,445,651
Commercial mortgage loans	235,948	15	(130)	334	90,332	(98,049)	—	—	228,450
Consumer loans	52,705	(1,993)	(11)	129	9,319	(8,133)	—	—	52,016
Corporate loan	13,226	—	—	—	3,360	(2)	—	—	16,584
Investments in unconsolidated entities, at fair value	147,684	—	33	18,569	69,464	(56,771)	—	—	178,979
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	320	—	16	(17)	3	(19)	—	—	303
Total return swaps	2	—	—	518	—	—	—	—	520
Total assets, at fair value	$1,998,486	$(6,514)	$1,957	$28,673	$526,832	$(350,732)	$13,806	$(31,396)	$2,181,112
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$(338)	$—	$(860)	$282	$860	$—	$—	$—	$(56)
Other secured borrowings, at fair value(3)	(911,256)	—	—	2,197	230,661	(324,639)	—	—	(1,003,037)
Total liabilities, at fair value	$(911,594)	$—	$(860)	$2,479	$231,521	$(324,639)	$—	$—	$(1,003,093)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
(3)Conformed to current period presentation.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2021, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2021. For Level 3 financial instruments held by the Company at June 30, 2021, change in net unrealized gain (loss) of $10.4 million, $0.1 million, $16.4 million, $0.4 million, $0.3 million, and $2.2 million, for the three-month period ended June 30, 2021 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, and other secured borrowings, at fair value, respectively.
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

Six-Month Period Ended June 30, 2022

(In thousands)	Beginning Balance as of December 31, 2021	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2022
Assets:
Securities, at fair value:
Agency RMBS	$9,710	$(1,088)	$133	$(1,182)	$840	$(514)	$4,805	$(315)	$12,389
Non-Agency RMBS	134,888	783	1,951	(9,458)	18,614	(12,160)	17,710	(20,879)	131,449
CMBS	13,134	61	1,118	(1,281)	620	(2,234)	5,119	(7,157)	9,380
CLOs	26,678	(1,420)	3,020	(2,947)	—	(10,480)	10,731	(2,204)	23,378
Asset-backed securities backed by consumer loans	73,108	(2,153)	(299)	(5,632)	36,237	(23,078)	—	—	78,183
Corporate debt securities	5,198	—	1,533	(1,680)	5,312	(8,596)	—	—	1,767
Corporate equity securities	7,556	—	1,739	(1,365)	4,983	(2,637)	—	—	10,276
Loans, at fair value:
Residential mortgage loans	2,016,228	(9,011)	1,617	(183,248)	1,619,479	(449,481)	—	—	2,995,584
Commercial mortgage loans	326,197	—	10	(1,224)	333,806	(181,411)	—	—	477,378
Consumer loans	62,365	(2,523)	(698)	(371)	10,982	(62,345)	—	—	7,410
Corporate loan	10,531	—	(1,000)	—	2,325	(1,408)	—	—	10,448
Investments in unconsolidated entities, at fair value	195,643	—	1,140	(29,911)	195,909	(170,512)	—	—	192,269
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	303	—	(11)	(101)	11	—	—	—	202
Total assets, at fair value	$2,881,539	$(15,351)	$10,253	$(238,400)	$2,229,118	$(924,856)	$38,365	$(30,555)	$3,950,113
Liabilities:
Other secured borrowings, at fair value	$(984,168)	$—	$—	$122,899	$213,953	$(800,866)	$—	$—	$(1,448,182)
Senior notes, at fair value	—	—	—	7,350	—	(210,000)	—	—	(202,650)
Total liabilities, at fair value	$(984,168)	$—	$—	$130,249	$213,953	$(1,010,866)	$—	$—	$(1,650,832)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2022, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2022. For Level 3 financial instruments held by the Company at June 30, 2022, change in net unrealized gain (loss) of $(22.6) million, $(184.4) million, $(34.0) million, $(0.1) million, $122.9 million, and $7.4 million, for the six-month period ended June 30, 2022 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, other secured borrowings, at fair value, and senior notes, at fair value, respectively.
At June 30, 2022, the Company transferred $30.6 million of assets from Level 3 to Level 2 and $38.4 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Six-Month Period Ended June 30, 2021

(In thousands)	Beginning Balance as of December 31, 2020	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2021
Assets:
Securities, at fair value:
Agency RMBS	$11,663	$(1,779)	$959	$(1,571)	$555	$(1,533)	$4,567	$(2,925)	$9,936
Non-Agency RMBS	127,838	1,248	2,351	(740)	22,392	(33,076)	5,834	(11,383)	114,464
CMBS	63,148	319	1,931	5,029	—	(41,088)	—	(12,314)	17,025
CLOs	111,100	1,240	(1,754)	16,208	104	(70,002)	1,604	(24,511)	33,989
Asset-backed securities backed by consumer loans	44,925	(1,983)	179	(1,583)	45,812	(18,096)	—	—	69,254
Corporate debt securities	4,082	—	227	183	1,617	(665)	—	—	5,444
Corporate equity securities	1,590	—	(385)	2,315	4,977	—	—	—	8,497
Loans, at fair value:
Residential mortgage loans	1,187,069	(5,711)	462	1,686	549,778	(287,633)	—	—	1,445,651
Commercial mortgage loans	213,031	24	306	70	147,499	(132,480)	—	—	228,450
Consumer loans	47,525	(3,836)	(1,276)	457	26,068	(16,922)	—	—	52,016
Corporate loan	5,855	—	—	—	10,731	(2)	—	—	16,584
Investment in unconsolidated entities, at fair value	141,620	—	161	25,076	82,333	(70,211)	—	—	178,979
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	347	—	42	(44)	7	(49)	—	—	303
Total return swaps	9	—	141	512	—	(142)	—	—	520
Total assets, at fair value	$1,959,802	$(10,478)	$3,344	$47,598	$891,873	$(671,899)	$12,005	$(51,133)	$2,181,112
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$(484)	$—	$(1,360)	$428	$1,360	$—	$—	$—	$(56)
Other secured borrowings, at fair value(3)	(754,921)	—	—	3,377	323,654	(575,147)	—	—	(1,003,037)
Total liabilities, at fair value	$(755,405)	$—	$(1,360)	$3,805	$325,014	$(575,147)	$—	$—	$(1,003,093)
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

The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022		December 31, 2021
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$224,451	$224,451	$92,661	$92,661
Restricted cash	—	—	175	175
Due from brokers	93,939	93,939	93,549	93,549
Reverse repurchase agreements	179,394	179,394	123,250	123,250
Liabilities:
Repurchase agreements	2,865,222	2,865,222	2,469,763	2,469,763
Other secured borrowings	45,455	45,455	96,622	96,622
Senior notes, net	86,043	85,956	86,249	85,802
Due to brokers	31,124	31,124	2,233	2,233
Cash and cash equivalents generally includes cash held in interest bearing overnight accounts, for which fair value equals the carrying value, and investments which are liquid in nature, such as investments in money market accounts or U.S. Treasury Bills, for which fair value equals the carrying value; such assets are considered Level 1. Restricted cash includes cash held in a segregated account for which fair value equals the carrying value; such assets are considered Level 1. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; fair value of these items is approximated by carrying value and such items are considered Level 1. The Company's reverse repurchase agreements, repurchase agreements, and other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements, repurchase agreements, and other secured borrowings are classified as Level 2 based on the adequacy of the collateral and their short term nature. Senior notes, net are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments. As of June 30, 2022 and December 31, 2021 of the estimated fair value of the Company's Senior notes, net was based on a third-party valuation.

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of June 30, 2022 and December 31, 2021.
June 30, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$202,940	$5,895	$208,835	$—	$(14,161)	$194,674	2.47%	1.63%	4.37
20-year fixed-rate mortgages	7,588	400	7,988	—	(1,024)	6,964	2.43%	1.53%	6.96
30-year fixed-rate mortgages	1,135,813	34,160	1,169,973	703	(105,131)	1,065,545	3.01%	2.43%	8.78
Adjustable rate mortgages	7,465	585	8,050	—	(561)	7,489	3.37%	2.29%	5.29
Reverse mortgages	35,122	3,139	38,261	—	(2,328)	35,933	2.95%	2.32%	4.63
Interest only securities	n/a	n/a	25,575	2,238	(3,040)	24,773	1.64%	8.47%	5.38
Non-Agency RMBS	352,965	(122,284)	230,681	5,634	(18,103)	218,212	3.48%	7.17%	5.99
CMBS	56,045	(27,788)	28,257	519	(4,638)	24,138	2.59%	7.37%	8.02
Non-Agency interest only securities	n/a	n/a	25,375	4,827	(501)	29,701	0.22%	14.77%	8.92
CLOs	n/a	n/a	49,418	2,996	(16,847)	35,567	1.68%	8.45%	3.22
ABS backed by consumer loans	129,855	(44,133)	85,722	667	(8,206)	78,183	12.00%	14.88%	1.19
Corporate debt	23,330	(21,395)	1,935	118	(286)	1,767	—%	—%	1.61
Corporate equity	n/a	n/a	9,872	2,349	(1,945)	10,276	n/a	n/a	n/a
U.S. Treasury securities	25,000	(136)	24,864	—	(573)	24,291	2.58%	2.65%	6.79
Total Long	1,976,123	(171,557)	1,914,806	20,051	(177,344)	1,757,513	1.65%	3.96%	7.28
Short:
U.S. Treasury securities	(157,900)	2,690	(155,210)	4,262	(258)	(151,206)	2.02%	2.29%	4.75
European sovereign bonds	(25,803)	(2,112)	(27,915)	2,966	—	(24,949)	0.01%	0.05%	2.68
Total Short	(183,703)	578	(183,125)	7,228	(258)	(176,155)	1.74%	1.95%	4.46
Total	$1,792,420	$(170,979)	$1,731,681	$27,279	$(177,602)	$1,581,358	1.65%	3.78%	7.02
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

The following tables detail weighted average life of the Company's Agency RMBS as of June 30, 2022 and December 31, 2021.
June 30, 2022:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$33,488	$34,931	3.56%	$3,041	$3,409	1.14%
Greater than three years and less than seven years	319,241	342,249	3.02%	17,537	18,683	1.98%
Greater than seven years and less than eleven years	954,181	1,051,744	2.88%	3,883	3,158	1.42%
Greater than eleven years	3,695	4,183	2.54%	312	325	0.69%
Total	$1,310,605	$1,433,107	2.92%	$24,773	$25,575	1.64%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of June 30, 2022 and December 31, 2021.
June 30, 2022:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$81,220	$82,707	3.90%	$1,924	$1,163	1.03%	$96,718	$106,493	6.29%
Greater than three years and less than seven years	67,445	69,842	2.96%	676	710	1.35%	43,090	55,446	2.14%
Greater than seven years and less than eleven years	67,527	74,627	3.80%	27,101	23,502	0.21%	—	—	—%
Greater than eleven years	26,158	31,762	2.45%	—	—	—%	—	—	—%
Total	$242,350	$258,938	3.36%	$29,701	$25,375	0.22%	$139,808	$161,939	5.20%
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
The following table details the components of interest income by security type for the three- and six-month periods ended June 30, 2022 and 2021:

	Three-Month Period Ended
(In thousands)	June 30, 2022			June 30, 2021
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$12,941	$(1,892)	$11,049	$14,300	$(2,972)	$11,328
Non-Agency RMBS and CMBS	4,772	103	4,875	3,259	964	4,223
CLOs	1,887	(620)	1,267	1,909	571	2,480
Other securities(1)	4,587	(1,036)	3,551	4,173	(1,326)	2,847
Total	$24,187	$(3,445)	$20,742	$23,641	$(2,763)	$20,878
(1)Other securities includes ABS backed by consumer loans, corporate debt securities, and U.S. Treasury securities.

	Six-Month Period Ended
(In thousands)	June 30, 2022			June 30, 2021
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$27,276	$(8,029)	$19,247	$28,652	$(10,572)	$18,080
Non-Agency RMBS and CMBS	8,858	131	8,989	7,015	2,431	9,446
CLOs	3,616	(1,205)	2,411	4,445	1,515	5,960
Other securities(1)	10,144	(2,149)	7,995	7,706	(1,983)	5,723
Total	$49,894	$(11,252)	$38,642	$47,818	$(8,609)	$39,209
(1)Other securities includes ABS backed by consumer loans, corporate debt securities, and U.S. Treasury securities.
For the three-month periods ended June 30, 2022 and 2021 the Catch-Up Premium Amortization Adjustment was $2.1 million and $3.0 million, respectively. For the six-month periods ended June 30, 2022 and 2021 the Catch-Up Premium Amortization Adjustment was $1.5 million and $3.0 million, respectively.

The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three- and six-month periods ended June 30, 2022 and 2021.

	Three-Month Period Ended
(In thousands)	June 30, 2022				June 30, 2021
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$174,796	$26	$(21,549)	$(21,523)	$417,359	$2,997	$(6,930)	$(3,933)
Non-Agency RMBS and CMBS	1,086	2,395	(3)	2,392	18,544	2,900	(152)	2,748
CLOs	2,835	2,358	(70)	2,288	43,426	2,320	(3,250)	(930)
Other securities(3)	79,896	197	(144)	53	15,375	247	(84)	163
Total	$258,613	$4,976	$(21,766)	$(16,790)	$494,704	$8,464	$(10,416)	$(1,952)
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(1.0) million and $(82) thousand, for the three-month periods ended June 30, 2022 and 2021, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

	Six-Month Period Ended
(In thousands)	June 30, 2022				June 30, 2021
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$566,721	$1,207	$(34,027)	$(32,820)	$492,218	$3,378	$(7,291)	$(3,913)
Non-Agency RMBS and CMBS	7,594	4,336	(26)	4,310	141,752	9,139	(1,147)	7,992
CLOs	17,267	4,260	(690)	3,570	129,001	3,491	(3,429)	62
Other securities(3)	93,927	3,665	(454)	3,211	24,681	503	(130)	373
Total	$685,509	$13,468	$(35,197)	$(21,729)	$787,652	$16,511	$(11,997)	$4,514
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(2.5) million and $(1.3) million for the six-month periods ended June 30, 2022 and 2021, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.
The following tables present the fair value and gross unrealized losses of our long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost bases, by length of time that such securities have been in an unrealized loss position at June 30, 2022 and December 31, 2021.
June 30, 2022:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$997,780	$(90,856)	$268,936	$(32,771)	$1,266,716	$(123,627)
Non-Agency RMBS and CMBS	86,548	(5,858)	3,999	(173)	90,547	(6,031)
CLOs	6,692	(427)	16,620	(5,348)	23,312	(5,775)
Other securities(1)	26,124	(2,432)	—	(85)	26,124	(2,517)
Total	$1,117,144	$(99,573)	$289,555	$(38,377)	$1,406,699	$(137,950)
(1)Other securities includes corporate debt and equity securities.

December 31, 2021:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$1,083,017	$(15,190)	$39,124	$(1,815)	$1,122,141	$(17,005)
Non-Agency RMBS and CMBS	11,296	(802)	4,462	(1,850)	15,758	(2,652)
CLOs	624	(14)	1,302	(2,749)	1,926	(2,763)
Total	$1,094,937	$(16,006)	$44,888	$(6,414)	$1,139,825	$(22,420)
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of June 30, 2022 and December 31, 2021, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $23.4 million and $17.5 million, respectively, related to adverse changes in estimated future cash flows on its securities. Certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such securities; as of both June 30, 2022 and December 31, 2021, the estimated credit losses on such securities was $0.3 million.
The Company has determined for certain securities that a portion of such securities cost basis is not collectible. For the three-month periods ended June 30, 2022 and 2021, the Company recognized realized losses on these securities of $(1.0) million and $(82) thousand, respectively. For the six-month periods ended June 30, 2022 and 2021, the Company recognized realized losses on these securities of $(2.5) million and $(1.3) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, and corporate loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of June 30, 2022 and December 31, 2021:

	As of
(In thousands)	June 30, 2022		December 31, 2021
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$3,130,882	$2,995,584	$1,969,874	$2,016,228
Commercial mortgage loans	478,842	477,378	326,438	326,197
Consumer loans	7,501	7,410	59,881	62,365
Corporate loans	10,448	10,448	10,531	10,531
Total	$3,627,673	$3,490,820	$2,366,724	$2,415,321
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

The following table provides details, by loan type, for loans that are 90 days or more past due as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022		December 31, 2021
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$31,079	$28,338	$36,528	$33,288
Commercial mortgage loans	31,500	31,465	15,500	15,462
Consumer loans	226	191	600	589
Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of June 30, 2022 and December 31, 2021.
June 30, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$3,130,882	$45,714	$3,176,596	$4,351	$(185,363)	$2,995,584	5.80%	4.71%	4.17
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.562 billion of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $12 thousand and $(135.4) million of gross unrealized gains and gross unrealized losses, respectively. See Residential Mortgage Loan Securitizations in Note 10 for additional information.
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

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of June 30, 2022 and December 31, 2021:

Property Location by U.S. State	June 30, 2022	December 31, 2021
California	36.7%	40.2%
Florida	16.3%	14.9%
Texas	10.4%	11.9%
Utah	3.4%	2.9%
Arizona	3.0%	2.1%
Colorado	2.1%	2.0%
Nevada	2.1%	1.9%
North Carolina	2.1%	1.8%
Georgia	2.0%	1.5%
Illinois	1.9%	2.0%
Massachusetts	1.9%	2.2%
Tennessee	1.9%	1.6%
Washington	1.7%	1.5%
New Jersey	1.5%	1.1%
New York	1.5%	1.7%
Oregon	1.5%	1.8%
Connecticut	1.2%	1.2%
Pennsylvania	1.2%	—%
Other	7.6%	7.7%
	100.0%	100.0%
The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of June 30, 2022 and December 31, 2021.

	As of
	June 30, 2022		December 31, 2021
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$10,385	$9,497	$20,712	$20,611
Non-performing	29,248	26,586	33,949	30,806
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. As of June 30, 2022 and December 31, 2021, the Company had expected future credit losses and other deterioration in future cash flows, which it tracks for purposes of calculating interest income, of $18.7 million and $3.0 million, respectively, related to adverse changes in estimated future cash flows on its residential mortgage loans. Certain of the Company's residential mortgage loans, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such loans; as of June 30, 2022 and December 31, 2021, the estimated credit losses on such loans was $36 thousand and $0.1 million, respectively.
The Company has determined for certain of its residential mortgage loans that a portion of such loans' cost basis is not collectible. For the three- and six-month period ended June 30, 2021, the Company recognized realized losses on these loans of $33 thousand; no such realized losses were recognized during the three- or six-month periods ended June 30, 2022. Such losses are reflected in Realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
As of June 30, 2022 and December 31, 2021, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $11.7 million and $8.1 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of June 30, 2022 and December 31, 2021:
June 30, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$478,842	$—	$478,842	$74	$(1,538)	$477,378	7.52%	7.32%	1.26
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of June 30, 2022 and December 31, 2021:

Property Location by U.S. State	June 30, 2022	December 31, 2021
Florida	23.8%	32.3%
Texas	11.4%	—%
Arizona	9.1%	9.3%
New York	8.8%	13.5%
Georgia	7.7%	—%
New Jersey	5.2%	5.1%
Michigan	4.7%	4.9%
Massachusetts	4.6%	—%
North Carolina	4.1%	5.9%
Illinois	4.0%	—%
Ohio	3.9%	7.3%
Oklahoma	3.5%	—%
Tennessee	2.3%	7.7%
Connecticut	1.9%	3.5%
New Hampshire	1.9%	3.5%
Pennsylvania	1.3%	—%
Rhode Island	1.1%	—%
Washington	0.7%	—%
Missouri	—%	7.0%
	100.0%	100.0%
As of June 30, 2022, the Company had two non-performing commercial mortgage loans with an unpaid principal balance and fair value of $31.5 million and $31.5 million, respectively. As of December 31, 2021, the Company had one non-performing commercial mortgage loan with an unpaid principal balance and fair value of $15.5 million and $15.5 million, respectively.

As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of June 30, 2022 and December 31, 2021, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $1.5 million and $0.3 million, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
The Company did not have any commercial mortgage loans in the process of foreclosure as of June 30, 2022 or December 31, 2021.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of June 30, 2022 and December 31, 2021:
June 30, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$7,501	$1,492	$8,993	$560	$(2,143)	$7,410	0.90	9
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
During the six-month period ended June 30, 2022, the Company sold the majority of its performing consumer loans, with an unpaid principal balance of $47.7 million, to a securitization trust; see Note 10, Participation in Multi-Seller Consumer Loan Securitization. This sale resulted in a significant reduction in the size of our consumer loan portfolio as of June 30, 2022 as compared to December 31, 2021.
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of June 30, 2022 and December 31, 2021.

Days Past Due	June 30, 2022	December 31, 2021
Current	90.5%	96.0%
30-59 Days	3.9%	1.7%
60-89 Days	2.6%	1.3%
90-119 Days	2.9%	1.0%
>120 Days	0.1%	—%
	100.0%	100.0%
During the three-month periods ended June 30, 2022 and 2021, the Company charged off $0.9 million and $0.5 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. During the six-month periods ended June 30, 2022 and 2021, the Company charged off $2.2 million and $2.4 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of both June 30, 2022 and December 31,

2021, the Company held charged-off consumer loans with an aggregate fair value of $0.3 million, for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of June 30, 2022 and December 31, 2021, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $1.6 million and $1.3 million, respectively, on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the three-month period ended June 30, 2022, the Company recognized realized losses on these loans of $(0.5) million; no such realized losses were recognized by the Company during the three-month period ended June 30, 2021. For the six-month periods ended June 30, 2022 and 2021, the Company recognized realized losses on these loans of $(0.5) million and $(1.3) million, respectively.
Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of June 30, 2022 and December 31, 2021:
June 30, 2022:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$10,448	$10,448	16.81%	3.49
(1)See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2021:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$10,531	$10,531	16.14%	4.01
(1)See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
6. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of June 30, 2022 and December 31, 2021, the Company's investments in unconsolidated entities had an aggregate fair value of $192.3 million and $195.6 million, respectively, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the three-month periods ended June 30, 2022, and 2021, the Company recognized $(23.3) million and $18.6 million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. For the six-month periods ended June 30, 2022, and 2021, the Company recognized $(28.8) million and $25.2 million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Consolidated Statement of Operations. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of June 30, 2022 and December 31, 2021, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $75.0 million and $63.9 million, respectively.

The following table provides details about the Company's investments in unconsolidated entities as of June 30, 2022 and December 31, 2021:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	June 30, 2022	December 31, 2021
Loan Originators:
Longbridge Financial, LLC(1)	Preferred shares	49.6%	49.6%
LendSure Mortgage Corp.(1)(2)	Common shares	49.9%	49.9%
Other(1)(3)(4)	Various	24.7%–80.0%	31.5%–80.0%
Co-investments with Ellington affiliate(s)(1):
Elizon DB 2015-1 LLC(5)(6)	Membership Interest	11.7%	3.4%
Elizon NM CRE 2020-1 LLC(5)(7)	Membership Interest	22.7%	20.5%
Elizon CH CRE 2021-1 LLC(5)(8)	Membership Interest	31.2%	30.5%
Elizon NAT CRE 2021-1 LLC(5)(9)	Membership Interest	19.0%	—%
Other(5)	Membership Interest	26.0%	16.8%
Equity investments in securitization-related risk retention vehicles(10)	Membership Interest	24.6%–56.3%	56.3%
Other:
Jepson Holdings Limited(1)(5)	Membership Interest	5.4%	19.6%
Other(1)(5)(11)	Various	8.2%–79.0%	8.0%–79.0%
(1)See Note 13 for additional details on the Company's related party transactions.
(2)Excludes investment in warrants convertible into non-voting common shares; including such warrants the Company's additional non-voting stake in the entity was 13.8% as of both June 30, 2022 and December 31, 2021. See Note 13 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
(3)Excludes investment in non-voting common shares equal to 16.4% of a loan originator; including such shares the Company's total stake in such entity was 61.4% as of both June 30, 2022 and December 31, 2021. See Note 13 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
(4)Excludes investment in non-voting preferred shares equal to 17.1% of a mortgage loan originator; including such shares the Company's total stake in such entity was 52.8% as of June 30, 2022. As of December 31, 2021, the Company total stake in this entity was 31.5%; the Company acquired its non-voting preferred shares during the six-month period ended June 30, 2022. See Note 13 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
(5)The Company has evaluated this entity and determined that it meets the definition of a VIE. The Company evaluated its interest in the VIE and determined that the Company does not have the power to direct the activities of the VIE and does not have control of the underlying assets, where applicable. As a result, the Company determined that it is not the primary beneficiary of this VIE and therefore has not consolidated the VIE.
(6)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 66.2% and 47.5% as of June 30, 2022 and December 31, 2021, respectively.
(7)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 38.6% and 31.0% as of June 30, 2022 and December 31, 2021, respectively.
(8)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 56.2% and 44.8% as of June 30, 2022 and December 31, 2021, respectively.
(9)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 81.4% as of June 30, 2022; the Company did not have an interest in this entity as of December 31, 2021.
(10)Includes interests in Consumer Risk Retention Vehicles, as defined in Note 10—Participation in Multi-Seller Consumer Loan Securitizations. The Company has evaluated these entities and determined that they do not meet the definition of a VIE. The Company evaluated its interest in the entity under the voting interest model outlined in ASC 810, and has determined that the Company does not control these entities. As a result, the Company has not consolidated the entity. See Note 10 for additional details on the Company's securitization transactions.
(11)Includes interest in warehouse facilities; see Note 13—Participation in CLO Transactions, for additional details.
As of June 30, 2022 and December 31, 2021, the Company had non-controlling equity interests in various loan originators with an aggregate fair value of $111.4 million and $137.8 million, respectively. As of June 30, 2022, the Company's two largest investments in unconsolidated entities were in mortgage loan originators, LendSure Mortgage Corp., or "LendSure" and Longbridge Financial, LLC, or "Longbridge."

The Company's investment in LendSure was considered significant pursuant to Regulation S-X for the six-month period ended June 30, 2022. For the three-month periods ended June 30, 2022 and 2021, the Company recognized $(7.7) million and $3.2 million, respectively of unrealized gains (losses) from its investment in Lendsure, which is included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations. For the six-month periods ended June 30, 2022 and 2021, the Company recognized $(12.1) million and $5.6 million, respectively of unrealized gains (losses) from its investment in Lendsure, which is included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations. As of June 30, 2022 and December 31, 2021, the fair value of the Company's investment in LendSure was $33.4 million and $45.5 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The following table provides a summary of the results of operations of LendSure for the three- and six-month periods ended June 30, 2022 and 2021.

	Three-Month Period Ended		Six-Month Period Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	$14,457	$19,048	$30,019	$31,412
Net income (loss)	$756	$6,747	$1,154	$10,377
The Company's investment in Longbridge was considered significant pursuant to Regulation S-X for the six-month period ended June 30, 2022. For the three-month periods ended June 30, 2022 and 2021, the Company recognized $(13.7) million and $10.8 million, respectively of unrealized gains (losses) from its investment in Longbridge, which is included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations. For the six-month periods ended June 30, 2022 and 2021, the Company recognized $(16.9) million and $11.3 million, respectively of unrealized gains (losses) from its investment in Longbridge, which is included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations. As of June 30, 2022 and December 31, 2021, the fair value of the Company's investment in Longbridge was $59.1 million and $74.5 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The following table provides a summary of the results of operations of Longbridge for the three- and six-month periods ended June 30, 2022 and 2021.

	Three-Month Period Ended		Six-Month Period Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue(1)(2)	$(73,766)	$61,700	$(131,507)	$100,236
Net income (loss)	$(24,014)	$19,186	$(34,665)	$31,712
(1)Longbridge includes in Revenue mark-to-market gains and losses on certain reverse mortgage loans held for investment.
(2)Longbridge has conformed prior period to current period presentation.

7. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the three- and six-month periods ended June 30, 2022 and 2021:

	Three-Month Period Ended
	June 30, 2022		June 30, 2021
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (March 31, 2022 and 2021, respectively)	8	$24,533	15	$35,557
Transfers from mortgage loans	1	70	—	—
Capital expenditures and other adjustments to cost		75		1,420
Adjustments to record at the lower of cost or fair value		152		(1,315)
Dispositions	(3)	(3,964)	(1)	(367)
Ending Balance (June 30, 2022 and 2021, respectively)	6	$20,866	14	$35,295

	Six-Month Period Ended
	June 30, 2022		June 30, 2021
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2021 and 2020, respectively)	7	$24,681	13	$23,598
Transfers from mortgage loans	3	1,018	3	12,554
Capital expenditures and other adjustments to cost		75		1,893
Adjustments to record at the lower of cost or fair value		(418)		(2,105)
Dispositions	(4)	(4,490)	(2)	(645)
Ending Balance (June 30, 2022 and 2021, respectively)	6	$20,866	14	$35,295
During the three-month period ended June 30, 2022, the Company sold three REO properties, realizing a net gain (loss) of approximately $0.5 million. During the three-month period ended June 30, 2021, the Company sold one REO property, realizing a net gain (loss) of approximately $(0.1) million. During the six-month period ended June 30, 2022, the Company sold four REO properties, realizing a net gain (loss) of approximately $0.5 million. During the six-month period ended June 30, 2021, the Company sold two REO properties, realizing a net gain (loss) of approximately $(13) thousand. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Consolidated Statement of Operations. As of June 30, 2022 and December 31, 2021 all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $20.3 million and $23.9 million were measured at fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021, respectively.
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

The following table details the fair value of the Company's holdings of financial derivatives as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$220	$522
TBA securities sale contracts	2,949	707
Fixed payer interest rate swaps	72,740	11,871
Fixed receiver interest rate swaps	14	2,122
Credit default swaps on asset-backed securities	202	303
Credit default swaps on asset-backed indices	2,089	1,751
Credit default swaps on corporate bonds	201	—
Credit default swaps on corporate bond indices	1,405	156
Options	—	278
Futures	316	478
Forwards	244	—
Warrants	803	706
Total financial derivatives–assets, at fair value	81,183	18,894
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(91)	(135)
TBA securities sale contracts	(2,687)	(774)
Fixed payer interest rate swaps	(1,911)	(6,567)
Fixed receiver interest rate swaps	(15,285)	(2,531)
Credit default swaps on asset-backed indices	(34)	(39)
Credit default swaps on corporate bonds	(338)	(99)
Credit default swaps on corporate bond indices	—	(1,870)
Futures	(96)	(75)
Forwards	—	(208)
Total financial derivatives–liabilities, at fair value	(20,442)	(12,298)
Total	$60,741	$6,596

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of June 30, 2022 and December 31, 2021:
June 30, 2022:

			Weighted Average
	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$664,398	$14,248	0.64%	1.68%	0.88
2024	719,357	19,436	1.34	1.50	1.71
2025	241,193	3,424	2.29	1.50	2.82
2026	100	8	0.79	1.24	4.08
2027	333,450	990	2.67	1.50	4.92
2028	109,534	9,655	1.37	1.32	5.98
2029	54,428	1,657	2.45	1.59	6.82
2030	68,300	2,154	2.30	1.51	7.89
2031	161,009	15,538	1.71	1.59	8.96
2032	79,027	2,564	2.34	1.50	9.80
2035	500	112	0.78	1.58	13.32
2036	1,100	201	1.45	1.46	13.64
2040	500	136	0.90	1.58	18.32
2049	5,796	10	2.89	0.96	26.53
2050	500	161	0.98	1.58	28.33
2052	5,000	535	2.07	1.50	29.77
Total	$2,444,192	$70,829	1.54%	1.55%	3.38
December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$64,100	$(282)	0.99%	0.18%	0.18
2023	771,110	1,488	0.58	0.19	1.52
2024	314,762	3,685	0.43	0.16	2.23
2025	14,993	426	0.49	0.16	3.81
2026	30,625	481	0.89	0.15	4.48
2027	14,732	448	0.80	0.19	5.60
2028	149,524	470	1.33	0.17	6.55
2029	19,152	(801)	1.98	0.16	7.55
2030	9,585	291	1.09	0.18	8.23
2031	122,509	535	1.45	0.17	9.47
2035	500	38	0.78	0.08	13.81
2036	1,100	25	1.45	0.16	14.13
2040	500	45	0.90	0.08	18.82
2049	5,796	(1,599)	2.89	0.13	27.02
2050	500	54	0.98	0.08	28.82
Total	$1,519,488	$5,304	0.75%	0.18%	3.11

The following tables provide information about the Company's fixed receiver interest rate swaps as of June 30, 2022 and December 31, 2021:
June 30, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$41,407	$(107)	2.10%	2.00%	0.72
2024	786,141	(11,287)	1.36	2.03	1.75
2026	215,852	(3,371)	1.49	2.26	3.76
2027	12,900	(42)	1.50	2.63	4.86
2032	8,355	(40)	1.50	2.68	9.88
2035	500	(115)	1.50	0.74	13.32
2040	500	(140)	1.50	0.84	18.32
2050	500	(169)	1.50	0.90	28.33
Total	$1,066,155	$(15,271)	1.42%	2.09%	2.25
December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$53,974	$475	0.17%	1.85%	0.16
2023	241,407	(265)	0.15	0.73	1.69
2024	37,142	556	0.13	1.59	2.78
2026	105,040	(907)	0.18	1.10	4.72
2031	35,678	(114)	0.15	1.48	9.76
2035	500	(41)	0.05	0.74	13.81
2040	500	(50)	0.08	0.84	18.82
2050	500	(63)	0.08	0.90	28.82
Total	$474,741	$(409)	0.15%	1.06%	2.94

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022			December 31, 2021
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$270	$4	15.50	$484	$7	24.32
Credit default swaps on corporate bond indices	1,996	13	1.47	2,168	156	1.97
Short:
Credit default swaps on asset-backed securities	(916)	202	13.21	(910)	303	13.71
Credit default swaps on asset-backed indices	(16,285)	2,085	41.54	(13,947)	1,744	42.43
Credit default swaps on corporate bonds	(6,000)	201	4.98	—	—	—
Credit default swaps on corporate bond indices	(50,561)	1,392	4.70	—	—	—
Liability:
Long:
Credit default swaps on asset-backed indices	249	(34)	34.70	89	(39)	27.41
Short:
Credit default swaps on asset-backed indices	(1)	—	27.51	(491)	—	24.42
Credit default swaps on corporate bonds	(16,400)	(338)	4.56	(3,400)	(99)	3.47
Credit default swaps on corporate bond indices	—	—	—	(21,183)	(1,870)	4.75
	$(87,648)	$3,525	11.58	$(37,190)	$202	19.10
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022			December 31, 2021
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Short Contracts:
U.S. Treasury futures	$(50,100)	$316	3.06	$(170,000)	$478	3.00
Liabilities:
Long Contracts:
U.S. Treasury futures	1,900	(96)	2.77	1,900	(36)	2.70
Short Contracts:
U.S. Treasury futures	—	—	—	(51,400)	(39)	2.70
Total, net	$(48,200)	$220	3.08	$(219,500)	$403	2.93
Options
The following table provides information about the Company's options contracts as of December 31, 2021. The Company did not hold any options contracts as of June 30, 2022.
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
Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
Description	Number of Shares Underlying Warrant(1)	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	3,559	$803	1.17	1,521	$706	2.17
(1)Excludes number of shares underlying warrant to purchase additional equity interest in a loan originator in which the Company currently holds an equity interest. The Company has the right to purchase 10% of the loan originator at the time of purchase for a pre-determined price. As of June 30, 2022, the fair value of the estimated fair value of such warrants was insignificant. Such warrants were not held at December 31, 2021.
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
As of June 30, 2022 and December 31, 2021, the Company had outstanding TBA purchase and sale contracts as follows:

	June 30, 2022				December 31, 2021
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$30,500	$30,142	$30,362	$220	$196,723	$196,119	$196,641	$522
Liabilities	20,777	20,349	20,258	(91)	76,500	76,468	76,333	(135)
	51,277	50,491	50,620	129	273,223	272,587	272,974	387
Sale contracts:
Assets	(371,904)	(343,316)	(340,367)	2,949	(416,168)	(439,438)	(438,731)	707
Liabilities	(240,433)	(227,187)	(229,874)	(2,687)	(497,214)	(512,675)	(513,449)	(774)
	(612,337)	(570,503)	(570,241)	262	(913,382)	(952,113)	(952,180)	(67)
Total TBA securities, net	$(561,060)	$(520,012)	$(519,621)	$391	$(640,159)	$(679,526)	$(679,206)	$320
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

Gains and losses on the Company's derivative contracts for the three- and six-month periods ended June 30, 2022 and 2021 are summarized in the tables below:

		Three-Month Period Ended June 30, 2022
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(1)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$(499)	$12,221	$11,722	$836	$5,983	$6,819
Credit default swaps on asset-backed securities	Credit		(6)	(6)		(102)	(102)
Credit default swaps on asset-backed indices	Credit		(351)	(351)		1,297	1,297
Credit default swaps on corporate bond indices	Credit		414	414		3,351	3,351
Credit default swaps on corporate bonds	Credit		(10)	(10)		92	92
Options	Credit		147	147		178	178
TBAs	Interest Rate		26,003	26,003		(3,754)	(3,754)
Futures	Interest Rate		8,390	8,390		(5,442)	(5,442)
Forwards	Currency		470	470		315	315
Warrants	Equity Market/Credit		—	—		(254)	(254)
Total		$(499)	$47,278	$46,779	$836	$1,664	$2,500
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $(16) thousand for the three-month period ended June 30, 2022, which is included on the Consolidated Statement of Operations in Other, net.

		Three-Month Period Ended June 30, 2021
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

		Six-Month Period Ended June 30, 2022
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(1)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$(2,201)	$10,072	$7,871	$1,397	$40,035	$41,432
Credit default swaps on asset-backed securities	Credit		(11)	(11)		(102)	(102)
Credit default swaps on asset-backed indices	Credit		(336)	(336)		1,704	1,704
Credit default swaps on corporate bond indices	Credit		237	237		3,657	3,657
Credit default swaps on corporate bonds	Credit		(18)	(18)		108	108
Options	Credit		147	147		148	148
TBAs	Interest Rate		46,791	46,791		71	71
Futures	Interest Rate		15,049	15,049		(182)	(182)
Forwards	Currency		797	797		451	451
Warrants	Equity Market/Credit		(413)	(413)		512	512
Total		$(2,201)	$72,315	$70,114	$1,397	$46,402	$47,799
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $(24) thousand for the six-month period ended June 30, 2022, which is included on the Consolidated Statement of Operations in Other, net.

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
(1)Includes realized gain/(loss) on transactions involving foreign-currency-denominated financial derivatives in the amount of $18 thousand for the six-month period ended June 30, 2021, which is included on the Consolidated Statement of Operations in Other, net.
(2)Includes foreign currency remeasurement on financial derivatives in the amount of $(30) thousand for the six-month period ended June 30, 2021, which is included on the Consolidated Statement of Operations in Other, net.
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six-month period ended June 30, 2022 and the year ended December 31, 2021:

Derivative Type	Six-Month Period Ended June 30, 2022	Year Ended December 31, 2021
(In thousands)
Interest rate swaps	$2,660,695	$1,343,094
TBAs	827,022	1,105,311
Futures	190,400	193,600
Credit default swaps	60,999	110,084
Forwards	15,201	21,188
Options	25,714	13,846
Total return swaps	—	2,593
Warrants	3,289	1,948
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of June 30, 2022 and December 31, 2021, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at June 30, 2022 and December 31, 2021 are summarized below:

Credit Derivatives	June 30, 2022	December 31, 2021
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(17)	$124
Notional Value of Written Credit Derivatives (1)	2,515	2,741
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at June 30, 2022 and December 31, 2021, implied credit spreads on such contracts ranged between 174.5 and 462.1 basis points and 112.7 and 141.1 basis points, respectively. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(33) thousand and $38 thousand as of June 30, 2022 and December 31, 2021, respectively. Estimated points up front on these contracts as of June 30, 2022 ranged between 46.3 and 88.8. Estimated points up front on these contracts as of December 31, 2021 ranged between 55.4 and 85.2. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of both June 30, 2022 and December 31, 2021 were $0.8 million.

9. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021. See Note 10 and Note 13 for additional information on the Company's consolidated VIEs.

(In thousands)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,105	$9,214
Restricted cash	—	175
Securities, at fair value	78,166	72,840
Loans, at fair value	3,474,285	2,384,078
Investments in unconsolidated entities, at fair value	65,019	36,874
Real estate owned	20,866	24,681
Investment related receivables	26,137	46,621
Other assets	2,149	2,434
Total Assets	$3,667,727	$2,576,917
Liabilities
Repurchase agreements	$1,238,420	$613,314
Other secured borrowings	45,455	95,621
Other secured borrowings, at fair value	1,448,182	984,168
Interest payable	2,082	1,087
Accrued expenses and other liabilities	836	1,579
Total Liabilities	2,734,975	1,695,769
Total Stockholders' Equity	919,149	862,632
Non-controlling interests	13,603	18,516
Total Equity	932,752	881,148
Total Liabilities and Equity	$3,667,727	$2,576,917
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of June 30, 2022 and December 31, 2021, the fair value of the Company's investment in the notes issued by the CLO Issuers was $11.3 million and $27.6 million, respectively.
See Note 13 for further details on the Company's participation in CLO transactions.

Residential Mortgage Loan Securitizations
Since November 2017, the Company, through certain wholly owned subsidiaries (each, a "Sponsor"), has sponsored securitizations of non-QM loans. In each case, the applicable Sponsor transferred a pool of non-QM loans (each, a Collateral Pool") to a wholly owned entity (each, a "Depositor") and on the closing date such loans were deposited into newly created securitization trusts (collectively, the "Issuing Entities"). Pursuant to the securitizations, the Issuing Entities issued various classes of mortgage pass-through certificates (the "Certificates") which are backed by the cash flows from the underlying non-QM loans.
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

The following table details the Company's outstanding consolidated residential mortgage loan securitizations:

Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor	Total Face Amount of Certificates Issued
		(In thousands)
Ellington Financial Mortgage Trust 2019-2	11/19	$267,255	$267,255	(1)
Ellington Financial Mortgage Trust 2020-1	6/20	259,273	259,273	(2)
Ellington Financial Mortgage Trust 2020-2	10/20	219,732	219,732	(3)
Ellington Financial Mortgage Trust 2021-1	2/21	251,771	251,771	(4)
Ellington Financial Mortgage Trust 2021-2	6/21	331,777	331,777	(5)
Ellington Financial Mortgage Trust 2021-3	10/21	257,645	257,645	(6)
Ellington Financial Mortgage Trust 2022-1	1/22	417,188	417,188	(7)
Ellington Financial Mortgage Trust 2022-2	4/22	425,651	425,651	(8)
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
(6)In order to comply with the Risk Retention Rules, the Sponsor purchased the most subordinated class of Certificates and the excess cash flow certificates, with an aggregate value as of the settlement date equal to 6.3% of the fair value of all Certificates issued. Additionally, the Sponsor purchased one other subordinated class of Certificates with an aggregate value equal to 2.0% of the fair value of all Certificates issued as of the settlement date; the Company subsequently sold such subordinated class of Certificates to third parties. The Sponsor also purchased, for an aggregate purchase price of $1.8 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.
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
(8)In order to comply with the Risk Retention Rules, the Sponsor purchased the two most subordinated class of Certificates and the excess cash flow certificates, with an aggregate value as of the settlement date equal to 5.6% of the fair value of all Certificates issued. The Sponsor also purchased, for an aggregate purchase price of $1.3 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.
The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Assets:
Loans, at fair value	$1,561,813	$1,041,545
Investment related receivables	8,499	23,069
Liabilities:
Other secured borrowings, at fair value	1,448,182	984,168

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
As shown in the above table, pursuant to each of the securitizations, the respective Consumer Securitization Issuer issued senior and subordinated notes. Trust certificates representing beneficial ownership of each of the Consumer Securitization Issuers were also issued. In connection with each transaction, through a jointly owned newly formed entity (each a "Consumer Risk Retention Vehicle"), the Company and the Consumer Co-Participants acquired certain of the subordinated notes as well as the trust certificates in the respective Consumer Securitization Issuer. As of June 30, 2022 and December 31, 2021, the Company's total interest in the Consumer Risk Retention Vehicles, for which the Company has elected the FVO, was $10.0 million and $11.5 million, respectively. The fair value of the Consumer Risk Retention Vehicles is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
The notes and trust certificates issued by each of the Consumer Securitization Issuers are backed by the cash flows from the underlying consumer loans. If there are breaches of representations and warranties with respect to any underlying consumer loans, the Company could, under certain circumstances, be required to repurchase or replace such loans. Absent such breaches, the Company has no obligation to repurchase or replace any underlying consumer loans that become delinquent or otherwise default. In addition, another affiliate of Ellington acts as the administrator for these securitizations and is paid a monthly fee for its services.
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
11. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of June 30, 2022 and December 31, 2021, the Company's total secured borrowings were $4.4 billion and $3.6 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 23 counterparties as of both June 30, 2022 and December 31, 2021.
As of June 30, 2022, remaining days to maturity on the Company's open repurchase agreements ranged from 1 day to 457 days. Interest rates on the Company's open repurchase agreements ranged from 0.16% to 5.45% as of June 30, 2022. As of December 31, 2021, remaining days to maturity on the Company's open repurchase agreements ranged from 3 days to 638 days. Interest rates on the Company's open repurchase agreements ranged from 0.10% to 3.75% as of December 31, 2021.

The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS and credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), by remaining maturity as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$277,526	0.91%	14	$180,059	0.17%	9
31-60 Days	452,660	0.78%	45	254,027	0.23%	44
61-90 Days	200,636	0.82%	75	154,520	0.20%	70
91-120 Days	139,651	0.53%	112	129,057	0.16%	105
121-150 Days	92,943	0.88%	134	275,915	0.17%	136
151-180 Days	57,239	2.13%	166	71,824	0.16%	164
181-364 Days	118,707	0.99%	205	570,694	0.20%	260
> 364 Days	—	—%	—	3,791	0.13%	366
Total Agency RMBS	1,339,362	0.87%	75	1,639,887	0.19%	144
Credit:
30 Days or Less	7,379	2.54%	11	377,440	2.09%	16
31-60 Days	99,126	2.53%	45	102,567	1.38%	44
61-90 Days	67,223	2.78%	77	96,823	1.50%	78
91-120 Days	307,046	2.81%	116	35,346	2.00%	109
121-150 Days	14,459	3.38%	146	3,353	1.56%	139
151-180 Days	57,075	3.64%	163	87,863	2.82%	151
181-364 Days	675,426	3.89%	192	—	—%	—
> 364 Days	273,863	3.92%	413	126,484	2.58%	462
Total Credit Assets	1,501,597	3.51%	200	829,876	2.08%	114
U.S. Treasury Securities:
30 Days or Less	24,263	1.58%	1	—	—%	—
Total U.S. Treasury Securities	24,263	1.58%	1	—	—%	—
Total	$2,865,222	2.26%	140	$2,469,763	0.82%	134
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of June 30, 2022 and December 31, 2021, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $3.3 billion and $2.8 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of June 30, 2022 and December 31, 2021, include investments in the amount of $37.6 million and $4.1 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition, as of June 30, 2022 and December 31, 2021, the Company posted net cash collateral of $83.3 million and $70.3 million, respectively, to its counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table provides details by counterparty for such counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of total equity as of June 30, 2022. There was no counterparty for which the amount at risk was greater than 10% of total equity as of December 31, 2021.

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$190,230	183	15.4%

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
The Company has entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility. The facility includes a revolving borrowing period ending in September 2022 (or earlier following a trigger event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the revolving borrowing period, the facility amortizes, with a final termination date in September 2024. The facility accrues interest on a floating rate basis. As of June 30, 2022 and December 31, 2021, the Company had outstanding borrowings under this facility in the amount of $45.5 million and $46.9 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet. The effective interest rate on this facility, inclusive of any related deferred financing costs, was 4.79% and 4.70% as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the fair value of ABS backed by consumer loans collateralizing this borrowing was $74.2 million and $67.5 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both June 30, 2022 and December 31, 2021, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 10, whereby it financed portfolios of non-QM loans. As of June 30, 2022 and December 31, 2021, the fair value of the Company's outstanding liabilities associated with these securitization transactions was $1.448 billion and $984.2 million, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 2.55% and 1.68% as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the fair value of non-QM loans held in the consolidated securitization trusts was $1.6 billion and $1.0 billion, respectively.
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
There are a number of covenants, including several financial covenants, associated with each of the 5.50% Senior Notes and the 5.875% Senior Notes (collectively, the "Senior Notes"); as of both June 30, 2022 and December 31, 2021, the Company was in compliance with all of its covenants for the Senior Notes. The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of June 30, 2022:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
(In thousands)
Next Twelve Months	$2,724,458	$436,345	$86,000	$3,246,803
Year 2	140,764	285,525	—	426,289
Year 3	—	212,644	—	212,644
Year 4	—	161,125	—	161,125
Year 5	—	127,618	210,000	337,618
Total	$2,865,222	$1,223,257	$296,000	$4,384,479
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $1.178 billion of expected principal repayments related to the Company's consolidated residential mortgage loan securitizations, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three-month periods ended June 30, 2022 and 2021, the Company recorded income tax expense (benefit) of $(7.8) million and $3.1 million, respectively. For the six-month periods ended June 30, 2022 and 2021, the Company recorded income tax expense (benefit) of $(14.8) million and $5.2 million, respectively. The reversal in the Company's income tax accruals was the result of net realized and unrealized losses in a domestic TRS for the three- and six-month periods ended June 30, 2022 as compared to net realized and unrealized gains in a domestic TRS for the three- and six-month periods ended June 30, 2021. Based upon the available evidence at June 30, 2022, the Company determined that it was more likely than not that the deferred tax assets of its TRS would not be utilized in future periods. As a result, the Company recorded a $9.6 million valuation allowance to fully reserve against these deferred tax assets.
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
For the three-month period ended June 30, 2022, the total base management fee incurred was $4.0 million, consisting of $4.6 million of total gross base management fee incurred, less $0.6 million of management fee rebates. For the three-month period ended June 30, 2021, the total base management fee incurred was $3.4 million, consisting of approximately $3.6 million of total gross base management fee incurred, less $0.2 million of management fee rebates. For the six-month period ended June 30, 2022, the total base management fee incurred was $8.3 million, consisting of $9.5 million of total gross base management fee incurred, less $1.3 million of management fee rebates. For the six-month ended June 30, 2021, the total base management fee incurred was $6.6 million, consisting of $7.0 million of total gross base management fee incurred, less $0.4 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of June 30, 2022 there was a Loss Carryforward of $75.1 million; there was no Loss Carryforward as of December 31, 2021.

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
The Company incurred incentive fees of $7.2 million for each of the three- and six-month periods ended June 30, 2021. The Company did not accrue an incentive fee for either of the three- or six-month periods ended June 30, 2022, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the six-month periods ended June 30, 2022 and 2021, the Company reimbursed the Manager $9.2 million and $6.0 million, respectively, for previously incurred operating expenses. As of June 30, 2022 and December 31, 2021, the outstanding payable to the Manager for operating expenses was $3.1 million and $3.7 million, respectively, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
Transactions Involving Certain Loan Originators
As of June 30, 2022 and December 31, 2021, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.

The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both June 30, 2022 and December 31, 2021, there were no advances outstanding. The Company has also entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 21, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements. Additionally, in August 2020, the Company entered into a commitment agreement whereby the Company committed to purchase $150 million of residential mortgage loans. In connection with satisfying the conditions set forth under such commitment agreement, the Company received warrants to purchase a maximum of 9.329 million shares of non-voting common stock. In December 2021, warrants to purchase 1.049 million shares of non-voting common stock were terminated. As of both June 30, 2022 and December 31, 2021, the Company held warrants to purchase 8.28 million shares; such warrants have a fair value of $7.4 million and $10.0 million, respectively, and are included in Investments in unconsolidated entities on the Consolidated Balance Sheet.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in common and preferred stock and warrants to purchase additional preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $78.2 million and $72.8 million as of June 30, 2022 and December 31, 2021, respectively, which is included in Securities, at fair value on the Consolidated Balance Sheet. An employee of Ellington has a less-than-10% equity interest in, and serves on the board of, this consumer loan originator. Another employee of Ellington, who serves as an officer of the Company, also serves on the board, as the Company's representative.
The following table provides details of financing that the Company has provided, in the form of secured promissory notes, to certain loan origination-related entities in which the Company also holds equity investments:

Effective Date of Promissory Note	Maturity Date of Promissory Note		Interest Rate as of		Outstanding Borrowings as of		Fair Value(1) as of
		Maximum Borrowing	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
		(In thousands)			(In thousands)
May 2021(2)	December 31, 2025	$6,000	6.0%	3.0%	$3,000	$3,000	$3,000	$3,000
February 2022	January 31, 2025	500	7.0%	—	325	—	325	—
(1)Classified as a Corporate loan and is included in Loans, at fair value on the Consolidated Balance Sheet.
(2)Convertible into non-voting equity interests, at the option of the borrower, at any time prior to maturity.
In June 2022, the Company converted a $2.0 million corporate loan to a mortgage loan originator into preferred equity, and in connection with such conversion, the Company purchased an additional $150 thousand of such preferred equity. The Company also holds a non-controlling common equity investment in this originator. As of June 30, 2022, the fair value of the Company's investments in this originator was $1.2 million, which is included in Investments in unconsolidated entities, at fair value, on the Consolidated Balance Sheet. For the three- and six-month periods ended June 30, 2022, the Company has recognized net unrealized losses of $(3.5) million related to its investment in this originator, which are included in Earnings (losses) from investments in unconsolidated entities, on its Consolidated Statement of Operations.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and certain other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of those other affiliates of Ellington have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates of Ellington purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the six-month periods ended June 30, 2022 and 2021, the Company purchased loans under these agreements with an aggregate principal balance of $10.0 million and $11.9 million, respectively. As of December 31, 2021, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $13.4 million in principal balance; as of June 30, 2022, there were no remaining contingent purchase obligations.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $6.9 million and $61.7 million as of June 30, 2022 and December 31, 2021, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $1.435 billion and $975.7 million as of June 30, 2022 and December 31, 2021, respectively.
The Company is a co-investor in certain small balance commercial mortgage loans with several other investors, including an unrelated third party and various affiliates of Ellington. These loans are beneficially owned by a consolidated subsidiary of the Company. As of June 30, 2022 and December 31, 2021, the aggregate fair value of these small balance commercial loans was $16.0 million and $34.0 million, respectively. As of June 30, 2022, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $1.3 million and $2.0 million, respectively. As of December 31, 2021, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $2.0 million and $3.6 million, respectively.
The Company is also a co-investor in certain small balance commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of June 30, 2022 and December 31, 2021, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $65.0 million and $36.9 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Consolidated Balance Sheet.
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
As of both June 30, 2022 and December 31, 2021, the Company's equity investment in Jepson Holdings Limited had a fair value of $0.7 million and $1.0 million, respectively. See Note 6 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of June 30, 2022 and December 31, 2021, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $917.7 million and $566.0 million, respectively. The Company's segregated silo of this debt as of June 30, 2022 and December 31, 2021 was $305.0 million and $150.5 million, respectively, and is included under the caption Repurchase agreements on the Company's Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both June 30, 2022 and December 31, 2021, no party to any of the repurchase agreements was in default.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month periods ended June 30, 2022 and 2021, the amount of such management fee rebates was $0.6 million and $0.2 million, respectively. For the six-month periods ended June 30, 2022 and 2021, the amount of such management fee rebates was $1.3 million and $0.4 million, respectively
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of June 30, 2022 and December 31, 2021, the Company's investment in such warehouse facilities was $0.5 million and $1.7 million, respectively, which are included on the Consolidated Balance Sheet in Investments in unconsolidated entities.
During the six-month periods ended June 30, 2022 and 2021, the Company purchased various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitizations. The total amount of such debt and equity securities purchased during the three-month periods ended June 30, 2022 and 2021 was $3.9 million and $3.2 million respectively. The total amount of such debt and equity securities purchased during the six-month periods ended June 30, 2022 and 2021 was $5.0 million and $5.5 million, respectively.
14. Long-Term Incentive Plan Units
OP LTIP Units subject to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the three-month periods ended June 30, 2022 and 2021 was $0.4 million and $0.2 million, respectively. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the six-month periods ended June 30, 2022 and 2021 was $0.7 million and $0.5 million, respectively.

On March 7, 2022, the Company's Board of Directors authorized the issuance of 40,254 OP LTIP Units to certain of Ellington's personnel dedicated to the Company pursuant to the Company's 2017 Equity Incentive Plan.
The below table details unvested OP LTIP Units as of June 30, 2022:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	16,264	September 14, 2021	September 13, 2022
Dedicated or partially dedicated personnel:
	14,598	December 17, 2020	December 17, 2022
	13,534	March 3, 2021	December 31, 2022
	19,701	December 16, 2021	December 16, 2022
	15,789	December 16, 2021	December 16, 2023
	40,254	March 7, 2022	December 31, 2023
Total unvested OP LTIP Units at June 30, 2022	120,140
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.
The following tables summarize issuance and exercise activity of OP LTIP Units for the three-month periods ended June 30, 2022 and 2021:

	Three-Month Period Ended
	June 30, 2022			June 30, 2021
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (3/31/2022 and 3/31/2021, respectively)	365,518	350,549	716,067	365,518	264,251	629,769
Granted	—	—	—	—	—	—
OP LTIP Units Outstanding (6/30/2022 and 6/30/2021, respectively)	365,518	350,549	716,067	365,518	264,251	629,769
OP LTIP Units Unvested and Outstanding (6/30/2022 and 6/30/2021, respectively)	—	120,140	120,140	—	92,781	92,781
OP LTIP Units Vested and Outstanding (6/30/2022 and 6/30/2021, respectively)	365,518	230,409	595,927	365,518	171,470	536,988
The following tables summarize issuance and exercise activity of OP LTIP Units for the six-month periods ended June 30, 2022 and 2021:

	Six-Month Period Ended
	June 30, 2022			June 30, 2021
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (12/31/2021 and 12/31/2020, respectively)	365,518	310,295	675,813	365,518	247,020	612,538
Granted	—	40,254	40,254	—	17,231	17,231
OP LTIP Units Outstanding (6/30/2022 and 6/30/2021, respectively)	365,518	350,549	716,067	365,518	264,251	629,769
OP LTIP Units Unvested and Outstanding 6/30/2022 and 6/30/2021, respectively)	—	120,140	120,140	—	92,781	92,781
OP LTIP Units Vested and Outstanding (6/30/2022 and 6/30/2021, respectively)	365,518	230,409	595,927	365,518	171,470	536,988
There were an aggregate of 1,565,004 and 1,624,352 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of June 30, 2022 and December 31, 2021, respectively.
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
As of June 30, 2022, the Convertible Non-controlling Interests consisted of the outstanding 716,067 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 1.0% in the Operating Partnership. As of December 31, 2021, the Convertible Non-controlling Interests consisted of the outstanding 675,813 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 1.0% in the Operating Partnership. As of June 30, 2022 and December 31, 2021, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $12.5 million and $13.4 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of June 30, 2022 and December 31, 2021, the joint venture partners' interests in subsidiaries of the Company were $13.7 million and $18.7 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
16. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of June 30, 2022 and December 31, 2021, the total amount of cumulative preferred dividends in arrears was $2.5 million and $1.6 million, respectively.
As of both June 30, 2022 and December 31, 2021, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
As of June 30, 2022 and December 31, 2021, there were 4,820,421 and 4,800,000 shares, respectively, of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.
On January 20, 2022, the Company commenced an "at-the-market" offering for our preferred stock, or the "Preferred ATM Program," by entering into equity distribution agreements with third party sales agents under which it is authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. During the six-month period ended June 30, 2022, the Company issued 20,421 shares of Series B Preferred Stock, which provided $0.5 million of net proceeds after $23 thousand of commissions and offering costs. The Company did not issue any shares of preferred stock during the three-month period ended June 30, 2022.
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
Common Stock
The Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding present in person or represented by proxy at a meeting of the stockholders. As of June 30, 2022 and December 31, 2021, there were 59,957,779 and 57,458,169 shares of common stock outstanding, respectively.
On February 22, 2022, the Company issued 19,094 shares of its common stock to its Manager for payment of 10% of the incentive fee incurred; see Note 13 for additional details on the Management Agreement.
On August 6, 2021, the Company commenced an "at-the-market" offering program for shares of its common stock, or "Common ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to 10.0 million shares of common stock from time to time. During the three-month period ended June 30, 2022, the Company issued 383,700 shares of common stock under the Common ATM Program which provided $6.7 million of net proceeds after $0.1 million of agent commissions and offering costs. During the six-month period ended June 30, 2022, the Company issued 2,568,700 shares of common stock under the Common ATM Program which provided $45.2 million of net proceeds after $0.7 million of agent commissions and offering costs.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three- and six-month periods ended June 30, 2022 and 2021:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Shares of Common Stock Outstanding (3/31/2022, 3/31/2021, 12/31/2021, and 12/31/2020, respectively)	59,662,263	43,781,684	57,458,169	43,781,684
Share Activity:
Shares of common stock issued	383,700	—	2,568,700	—
Shares of common stock issued in connection with incentive fee payment	—	—	19,094	—
Shares of common stock repurchased	(88,184)	—	(88,184)	—
Shares of Common Stock Outstanding (6/30/2022, 6/30/2021, 6/30/2022, and 6/30/2021, respectively)	59,957,779	43,781,684	59,957,779	43,781,684
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of June 30, 2022 and December 31, 2021, the Company's issued and outstanding shares of common stock would increase to 60,720,206 and 58,180,342 shares, respectively.

On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of common stock. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the three- and six-month periods ended June 30, 2022, the Company repurchased 88,184 shares at an average price per share of $13.20 and a total cost of $1.2 million. The Company did not repurchase any shares of common stock during either of the three- or six-month periods ended June 30, 2021. From inception of the current repurchase plan through June 30, 2022, the Company repurchased 790,149 shares at an average price per share of $13.34 and a total cost of $10.5 million.
17. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except share amounts)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss) attributable to common stockholders	$(64,881)	$32,655	$(74,783)	$70,511
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	(824)	505	(949)	1,082
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	(65,705)	33,160	(75,732)	71,593
Dividends declared:
Common stockholders	(27,008)	(19,265)	(53,197)	(32,399)
Convertible Non-controlling Interests	(342)	(298)	(674)	(498)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(27,350)	(19,563)	(53,871)	(32,897)
Undistributed (Distributed in excess of) earnings:
Common stockholders	(91,889)	13,390	(127,980)	38,112
Convertible Non-controlling Interests	(1,166)	207	(1,623)	584
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$(93,055)	$13,597	$(129,603)	$38,696
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	60,028,141	43,781,684	58,827,747	43,781,684
Weighted average Convertible Non-controlling Interest Units outstanding	762,427	678,178	747,971	672,371
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	60,790,568	44,459,862	59,575,718	44,454,055
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.45	$0.44	$0.90	$0.74
Undistributed (Distributed in excess of)	(1.53)	0.31	(2.17)	0.87
	$(1.08)	$0.75	$(1.27)	$1.61
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.45	$0.44	$0.90	$0.74
Undistributed (Distributed in excess of)	(1.53)	0.31	(2.17)	0.87
	$(1.08)	$0.75	$(1.27)	$1.61
(1)For the three-month periods ended June 30, 2022 and 2021, excludes net income (loss) of $0.4 million and $1.4 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 15. For the six-month periods ended June 30, 2022 and 2021, excludes net income (loss) of $0.1 million and $2.3 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 15.
18. Restricted Cash
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement. As of December 31, 2021, the Company's restricted cash balance related to the flow consumer loan purchase and sale agreement was $0.2 million. The Company did not have a restricted cash balance as of June 30, 2022.

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
The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2022 and December 31, 2021. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's reverse repurchase and repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2022:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$81,183	$(19,770)	$—	$(26,517)	$34,896
Reverse repurchase agreements	179,394	(95,332)	(84,062)	—	—
Liabilities
Financial derivatives–liabilities	(20,442)	19,770	—	68	(604)
Repurchase agreements	(2,865,222)	95,332	2,686,540	83,350	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of June 30, 2022 was $3.3 billion. As of June 30, 2022, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $(4.1) million and $0.1 million, respectively.
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
20. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of June 30, 2022 and December 31, 2021.
June 30, 2022:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$224,451	8	73.2%
Collateral on repurchase agreements held by dealers(2)	3,430,694	24	23.5%
Due from brokers	93,939	21	43.0%
Receivable for securities sold(3)	36,696	5	34.8%
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both June 30, 2022 and December 31, 2021, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $119.2 million and $43.7 million as of June 30, 2022 and December 31, 2021, respectively.
Commitments and Contingencies Related to Investments in Mortgage Loan Originators
In connection with certain of its investments in mortgage loan originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 13, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million as of both June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the mortgage loan originator had $9.6 million and $8.4 million, respectively, of outstanding borrowings under the agreements guaranteed by the Company. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. As of both June 30, 2022 and December 31, 2021, the estimated fair value of such guarantees was insignificant.
The Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator in which it holds an equity investment and as well as an investment in the Convertible Note, as discussed in Note 13. In addition, in May 2021, the Company committed to purchase $650.0 million of eligible residential mortgage loans. As of June 30, 2022 and December 31, 2021, the Company had unfunded commitments related to such investments in the amount of $433.4 million and $603.6 million, respectively.
As described in Note 13, the Company entered into various secured promissory notes with certain loan originators in which it also holds an equity interest. As of June 30, 2022 and December 31, 2021, the Company had unfunded commitments related to such secured promissory notes of $3.2 million and $3.0 million, respectively.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which it has an equity investment, under a promissory note. The Company's maximum guarantees were capped at $15.5 million. As of June 30, 2022 and December 31, 2021, the amount of the promissory note outstanding, for which the Company provided a guarantee, was $8.6 million and $15.5 million, respectively.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of June 30, 2022 and December 31, 2021, the Company had an unfunded commitment related to such investments in the amount of $4.2 million and $5.4 million, respectively.
The Company has extended a line of credit whereby the borrower can draw funds up to $1.0 million. As of both June 30, 2022 and December 31, 2021, the Company had unfunded commitments related to such line of credit in the amount of $0.9 million.
22. Subsequent Events
On July 8, 2022, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on August 25, 2022 to stockholders of record as of July 29, 2022.
On August 4, 2022, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on September 26, 2022 to stockholders of record as of August 31, 2022.

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
Executive Summary
We invest in a diverse array of real-estate-related and other financial assets, including residential and commercial mortgage loans, residential mortgage-backed securities, or "RMBS," commercial mortgage-backed securities, or "CMBS," consumer loans and asset-backed securities, or "ABS," including ABS backed by consumer loans, collateralized loan obligations, or "CLOs," non-mortgage- and mortgage-related derivatives, debt and equity investments in loan origination companies, and other strategic investments. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 27-year history of investing in the Agency and credit markets.
We conduct all of our operations and business activities through the Operating Partnership. As of June 30, 2022, we have an ownership interest of approximately 99.0% in the Operating Partnership. The remaining ownership interest of approximately 1.0% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest.
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
Through June 30, 2022, our credit portfolio, which includes all of our investments other than RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through June 30, 2022, we financed the vast majority of our Agency RMBS assets, and a portion of our credit assets, through repurchase agreements, which we sometimes refer to as "repos," and which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of repos. In addition to financing assets through repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. We have also obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans. Additionally, we have issued unsecured long-term debt.
As of June 30, 2022, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet) were $4.4 billion, of which approximately 31%, or $1.3 billion, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our credit portfolio.
As of June 30, 2022, we also had outstanding unsecured long-term debt of $86.0 million, maturing in September of 2022 and bearing an interest rate of 5.50%, and of $210.0 million, maturing in April 2027 and bearing an interest rate of 5.875%, collectively the "Senior Notes." The indentures governing the Senior Notes contain a number of covenants, including several financial covenants. The Senior Notes are currently rated "A" by Egan-Jones Rating Company1. See Note 11 of the notes to our condensed consolidated financial statements for further detail on the Senior Notes.
As of June 30, 2022, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $16.22. Our debt-to-equity ratio was 3.8:1 as of June 30, 2022. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales. Our recourse debt-to-equity ratio was 2.6:1 as of June 30, 2022. Adjusted for unsettled purchases and sales, our debt-to-equity ratio and recourse debt-to-equity ratio were 3.7:1 and 2.6:1, respectively, as of June 30, 2022.

1 A rating is not a recommendation to buy, sell or hold securities. Ratings may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

On August 6, 2021, we commenced an "at-the-market" offering for shares of our common stock, or the "Common ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to 10.0 million shares of common stock from time to time. During the six-month period ended June 30, 2022, we issued 2,568,700 shares of common stock under the Common ATM Program which provided $45.2 million of net proceeds after $0.7 million of commissions and offering costs.
On January 20, 2022, we commenced an "at-the-market" offering for our preferred stock, or the "Preferred ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") and/or 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") from time to time. During the six-month period ended June 30, 2022, we have issued 20,421 shares of Series B Preferred Stock, which provided $0.5 million of net proceeds after $23 thousand of commissions and offering costs. From commencement of the Preferred ATM Program through August 5, 2022, we have issued 20,421 shares of Series B Preferred Stock. Our preferred stock is rated "A-" by Egan-Jones Rating Company1.
On February 18, 2022, we entered into an agreement with Home Point Capital Inc. ("Home Point") to purchase Home Point's 49.6% ownership interest in Longbridge Financial, LLC ("Longbridge"), a reverse mortgage originator in which we also held a 49.6% ownership interest as of December 31, 2021. The consummation of this transaction is subject to regulatory approvals and various closing conditions. Upon closing of the transaction, we would own substantially all of the equity interests in Longbridge, which would result in the consolidation of Longbridge's financial results in our financial statements following the closing.
The consolidation of Longbridge into our financial statements would impact our financial position, financial reporting, and operations. As of June 30, 2022, Longbridge had total assets of $7.5 billion and total liabilities of $7.5 billion. As of December 31, 2021, Longbridge had total assets of $6.7 billion and total liabilities of $6.6 billion. For Longbridge's financial statements as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020, and 2019, see Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to the effect on our financial position and operations as a result of such consolidation, management would anticipate a number of changes to our financial reporting including reporting more than one segment, new asset classes and products such as reverse mortgage loans and MSRs, inclusion of goodwill and other intangible assets on our balance sheet as a result of the acquisition, and various disclosures related to Longbridge's operating businesses.
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

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs"; and

CLOs	.	Retained tranches from CLO securitizations, including participating in the accumulation of the underlying assets for such securitization by providing capital to the vehicle accumulating assets; and
	.	Other CLO debt and equity tranches.

CMBS and Commercial Mortgage Loans	.	CMBS; and
	.	Commercial mortgage loans and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS, including ABS backed by consumer loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Mortgage-Related Derivatives	.	To-Be-Announced mortgage pass-through certificates, or "TBAs";
	.	Credit default swaps, or "CDS," on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, non-QM, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by mortgages on single-family-rental properties;
	.	RMBS backed by first lien and second lien mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters;
	.	Collateralized debt obligations, or "CDOs";
	.	RMBS backed by European residential mortgages, or "European RMBS";
	.	Retained tranches from securitizations in which we have participated; and
	.	Credit risk transfer securities, or "CRTs."

Residential Mortgage Loans	.	Non-QM loans;
	.	Residential "transition loans," such as residential bridge loans and residential "fix-and-flip" loans;
	.	Residential non-performing mortgage loans, or "NPLs";
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
Our commercial mortgage loans may be fixed or floating rate and will generally have maturities ranging from one to ten years. We typically originate and acquire first lien loans but may also originate and acquire subordinated loans. As of June 30, 2022, all of our commercial mortgage loans were first-lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
Within both our loan origination and acquisition strategies, we generally focus on smaller balance loans and/or loan packages that are less-competitively-bid. These loans typically have balances that are less than $30 million, and are secured by real estate and, in some cases, a personal guarantee from the borrower.
Consumer Loans and ABS
We acquire U.S. consumer whole loans and ABS, including ABS backed by U.S. consumer loans. Our U.S. consumer loan portfolio consists of unsecured loans and secured auto loans. We are currently purchasing newly originated consumer loans under flow agreements with certain originators, as well as seasoned consumer loans in the secondary market, and we continue to evaluate new opportunities.
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
Non-Agency RMBS are generally debt obligations issued by private originators of, or investors in, residential mortgage loans. Non-Agency RMBS generally are issued as CMOs and are backed by pools of whole mortgage loans or by mortgage pass-through certificates. Non-Agency RMBS generally are securitized in senior/subordinated structures, or in excess spread/over-collateralization structures. In senior/subordinated structures, the subordinated tranches generally absorb all losses on the underlying mortgage loans before any losses are borne by the senior tranches. In excess spread/over-collateralization structures, losses are first absorbed by any existing over-collateralization, then borne by subordinated tranches and excess spread, which represents the difference between the interest payments received on the mortgage loans backing the RMBS and the interest due on the RMBS debt tranches, and finally by senior tranches and any remaining excess spread. We also have acquired, and may acquire in the future, both Agency-issued and non-Agency-issued CRTs, which have credit risks similar to those of subordinated RMBS tranches.
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
On February 18, 2022, we entered into an agreement with Home Point to purchase Home Point's 49.6% ownership interest in Longbridge. The consummation of this transaction is subject to regulatory approvals and various closing conditions. Upon closing of the transaction, we would own substantially all of the equity interests in Longbridge, which would result in the consolidation of Longbridge's financial results in our financial statements following the closing. For Longbridge's financial statements as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020, and 2019, see Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2021.
Other Investment Assets
Our other investment assets include real estate, including residential and commercial real property, strategic equity and/or debt investments in entities related to our business, corporate debt and equity securities, corporate loans, which can include litigation finance loans, and other non-mortgage-related derivatives. We do not typically purchase real property directly; rather, our real estate ownership usually results from foreclosure activity with respect to our acquired residential and commercial loans. We have not yet acquired mortgage servicing rights directly, but we may do so in the future.
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

Trends and Recent Market Developments
Market Overview
•After increasing its target range for the federal funds rate by 0.25%, to 0.25%–0.50%, in March, the U.S. Federal Reserve, or the “Federal Reserve,” accelerated the pace of monetary policy tightening in the second quarter of 2022.
At its May meeting, the Federal Reserve raised the target range for the federal funds rate by 0.50%, to 0.75%–1.00%, citing elevated inflation that had been exacerbated by Russia’s invasion of Ukraine and by ongoing supply-chain disruptions. Additionally, the Federal Reserve announced plans for reducing the size of its balance sheet, whereby it would only reinvest principal payments that exceed monthly caps of $30.0 billion for Treasury securities and $17.5 billion for agency MBS, beginning in June. Those monthly caps would then increase in September to $60.0 billion and $35.0 billion, respectively.
At its June meeting, the Federal Reserve raised the target range for the federal funds rate by an additional 0.75%, to 1.50%–1.75%, which was its most aggressive interest rate hike since 1994, as inflation remained at historically high levels. The Federal Reserve stated that it “anticipates that ongoing increases in the target range will be appropriate,” and also reiterated the balance sheet reduction plan announced in May.
Similarly, other central banks globally also tightened their monetary policies during the second quarter.
•Interest rates continued to increase rapidly in the second quarter, reaching their highs for the quarter in mid-June before declining moderately going into quarter end. Overall, the 10-year U.S. Treasury yield rose by 67 basis points to 3.01%, quarter over quarter, while the 2-year U.S. Treasury yield increased by 62 basis points to 2.95%. Through the first half of 2022, the 10-year U.S. Treasury yield increased a cumulative 150 basis points, and the 2-year U.S. Treasury increased a cumulative 222 basis points. Meanwhile, interest rate volatility continued to surge, with the MOVE Index in mid-June reaching its highest point since the COVID-related market volatility of March 2020.
•Mortgage rates also continued to soar in the second quarter of 2022, in sympathy with the significant increase in interest rates. The Freddie Mac survey 30-year mortgage rate reached 5.81% on June 23rd, its highest level since November 2008, and ended the quarter at 5.70%, a quarter-over-quarter increase of 103 basis points. Through the first half of 2022, the Freddie Mac survey 30-year mortgage rate increased by 259 basis points, which was the largest 6-month increase since 1981. As a result, the Mortgage Bankers Association's Refinance Index continued to plummet, declining 42.5% between April 1st and July 1st, reaching its lowest level since December 2000. Fannie Mae 30-year MBS prepayments continued their sharp drop as well, declining from a CPR of 14.2 in March to 11.4 in April, 9.9 in May, and 9.3 in June, the lowest level since March 2019.
In addition to the sharp rise in mortgage rates, home prices continued to appreciate significantly in the first half of 2022. After increasing by 18.9% in 2021, the S&P CoreLogic Case-Shiller US National Home Price NSA Index rose an additional 9.8% during the first five months of 2022. As a result of higher mortgage rates and higher home prices, home affordability has declined significantly; the National Association of Realtors Housing Affordability Index declined 27.6% between January 1 and May 1 of 2022.
•LIBOR and SOFR rates also spiked in the second quarter. One-month LIBOR increased by 133 basis points to end the quarter at 1.79%, and three-month LIBOR increased by 132 basis points to 2.29%. In anticipation of additional interest rate increases by the Federal Reserve in the near term, the spread between one- and three-month LIBOR remained wide, finishing the quarter at 50 basis points, virtually unchanged from the previous quarter but up 39 basis points since year-end. The Secured Overnight Financing Rate, or SOFR, which is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, increased from 0.29% as of March 31st to 1.50% at June 30th. LIBOR and SOFR drive many of our financing costs.
•The U.S. likely entered a technical recession, as real GDP contracted at an estimated annualized rate of 0.9% in the second quarter, after shrinking at an estimated annualized rate of 1.6% in the prior quarter. Meanwhile, the unemployment rate remained low, at 3.6%, throughout the second quarter.
•Inflation continued to be elevated in the second quarter. According to the Bureau of Labor Statistics, the Consumer Price Index registered an annualized rate of 8.3% in April, 8.6% in May, and 9.1% in June, which was the highest reading since November 1981.
•For the second quarter, the Bloomberg Barclays U.S. MBS Index generated a negative return of (3.81%), as interest rates continued to rise and yield spreads widened further, and a negative excess return (on a duration-adjusted basis) of (0.91%) relative to the Bloomberg Barclays U.S. Treasury Index. The Bloomberg Barclays U.S. Corporate Bond Index generated a negative return of (6.70%) and a negative excess return of (2.00%), while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a negative return of (9.35%) and a negative excess return of (7.52%).

•U.S. equity markets experienced significant losses in the second quarter with the S&P 500 down 16.4% and the Dow Jones Industrial Average down 11.3%, each index’s worst quarter since the COVID-related volatility of 2020. The tech-heavy NASDAQ fell 22.4% quarter over quarter, which was its worst quarter since the 2008-2009 financial crisis. The VIX volatility index spiked in late April and mid-May, and again in mid-June, before declining into quarter end. Meanwhile, London's FTSE 100 index decreased 4.6%, and the MSCI World global equity index fell 16.6% quarter over quarter.
Portfolio Overview and Outlook
The following tables summarize our investment portfolio as of June 30, 2022 and March 31, 2022.
Credit Portfolio(1)

	June 30, 2022		March 31, 2022
($ in thousands)	Fair Value	% of Total Long Credit Portfolio	Fair Value	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$34,478	0.8%	$45,549	1.3%
CMBS	28,625	0.7%	31,111	0.9%
Commercial Mortgage Loans and REO(4)(5)	562,154	13.7%	516,810	14.8%
Consumer Loans and ABS backed by Consumer Loans(2)	99,922	2.4%	110,167	3.1%
Corporate Debt and Equity and Corporate Loans	18,336	0.5%	16,651	0.5%
Debt and Equity Investments in Loan Origination Entities(3)	115,415	2.8%	135,420	3.9%
Non-Agency RMBS	221,725	5.4%	186,452	5.3%
Residential Mortgage Loans and REO(4)	2,996,700	73.1%	2,434,367	69.4%
Non-Dollar Denominated:
CLOs(2)	1,627	—%	1,939	0.1%
Consumer Loans and ABS backed by Consumer loans	—	—%	5	—%
Corporate Debt and Equity	430	—%	487	—%
RMBS(6)	22,387	0.6%	24,543	0.7%
Total Long Credit Portfolio	$4,101,799	100.0%	$3,503,501	100.0%
Less: Non-retained Tranches of Consolidated Securitization Trusts	1,441,165		1,202,644
Total Long Credit Portfolio excluding Non-retained Tranches of Consolidated Securitization Trusts	$2,660,634		$2,300,857
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
(5)Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.
(6)Includes an investment in an unconsolidated entity holding European RMBS.
Agency RMBS Portfolio

	June 30, 2022		March 31, 2022
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$1,267,183	94.8%	$1,417,717	94.3%
Floating Rate	7,489	0.6%	8,938	0.6%
Reverse Mortgages	35,933	2.7%	49,216	3.3%
IOs	24,773	1.9%	26,620	1.8%
Total Long Agency RMBS	$1,335,378	100.0%	$1,502,491	100.0%

Our total long credit portfolio, excluding non-retained tranches of consolidated non-QM securitization trusts, grew by approximately 16% in the second quarter, to $2.661 billion as of June 30, 2022. The majority of the growth occurred in the non-QM, residential transition, and small balance commercial mortgage loan strategies, while our non-Agency RMBS portfolio also expanded. These increases were partially offset by mark-to-market losses on investments in loan origination entities, and smaller consumer loan, CMBS, and CLO portfolios. Additionally, our total long Agency RMBS portfolio decreased by 11% to $1.335 billion, due to net sales, paydowns, and net losses.
As of June 30, 2022, we had cash and cash equivalents of $224.5 million.
Credit Portfolio Performance Summary
During the quarter, rapidly rising interest rates and widening yield spreads generated significant net unrealized losses on our unsecuritized non-QM loans, while also compressing gain-on-sale margins for our loan originator affiliates. Despite being profitable again during the second quarter, LendSure revised downward its earnings projections further for 2022. Meanwhile, Longbridge generated a net loss due to a reduction in the value of its MSR portfolio and losses on its pipeline of committed loans. The challenging market conditions also adversely affected performance of some of our other loan originator affiliates, most notably an Agency mortgage originator. As a result, we experienced a significant net loss for the quarter on our strategic investments in loan originators. In addition, yield spread widening also drove net losses on our credit securities.
A portion of these losses were offset by strong performance on our short-duration loan portfolios, specifically residential transition loans and small balance commercial mortgage loans, driven by net interest income as well as by net gains on our non-performing loan portfolios. In addition, our portfolio of retained non-QM tranches appreciated during the quarter, driven by appreciation of our non-QM interest-only securities, as rising mortgage rates again led to lower actual and projected prepayment speeds. We also had significant net gains on our interest rate hedges and credit hedges during the quarter.
During the quarter, our cost of funds on credit investments increased significantly, primarily driven by higher interest rates. In addition, a larger proportion of our credit borrowings in the second quarter were on the small balance commercial mortgage loan portfolio, which has a higher cost of funds relative to most of our other credit strategies. At the same time, the blended asset yield of the credit portfolio declined slightly quarter over quarter, as average asset yields on our existing investments do not yet reflect the higher reinvestment yields available in the market, most notably on non-QM and residential transition loans. Overall for the credit portfolio, net interest margin (defined as weighted average asset yield less weighted average secured financing cost of funds) declined to 2.75% from 3.62% sequentially, and net interest income declined, despite the larger portfolio size.
Supplemental Credit Portfolio Information
The table below details certain information regarding our investments in commercial mortgage loans as of June 30, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment(3)(4)	$745,939	$10	$745,949	$94	$(2,433)	$743,610	7.19%	7.05%	1.31
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
(4)As of June 30, 2022 all of our commercial mortgage loans were first lien mortgages, all of which have floating rates with a rate floor.

The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of June 30, 2022:

Property Type(1)	June 30, 2022
Multifamily	68.5%
Office	9.3%
Hotel	6.4%
Industrial	5.6%
Retail	4.8%
Mixed Use	2.8%
Mobile Home Communities	2.6%
100.0%
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of June 30, 2022:

Property Location by U.S. State(1)	June 30, 2022
Florida	20.1%
Texas	18.5%
Georgia	12.6%
New York	6.2%
Arizona	5.8%
All other states <5%	36.8%
100.0%
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in residential mortgage loans by loan type and REO resulting from the foreclosure of residential mortgage loans as of June 30, 2022:

	June 30, 2022
Loan Type	Unpaid Principal Balance	Fair Value
	In thousands
Non-QM loans	$2,458,749	$2,324,711
Residential transition loans	656,518	656,851
Other residential loans	15,615	14,022
Total residential mortgage loans	$3,130,882	$2,995,584
Residential REO(1)		1,116
Total residential mortgage loans and residential REO(1)		$2,996,700
(1)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.

The following table provides additional details about our investments in unconsolidated entities as of June 30, 2022:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
Longbridge Financial, LLC	Reverse Mortgage Loan Originator	$59,060
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	33,442
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	18,892
		111,394
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans	65,026
Equity investments in securitization-related risk retention vehicles	Consumer Loans and European RMBS	10,719
Other	Various	5,130
		80,875
		192,269
Agency RMBS Portfolio Performance Summary
Agency RMBS continued to face headwinds in the second quarter, as the Federal Reserve’s aggressive response to persistently high inflation continued to roil markets. During the quarter, the Federal Reserve twice increased its target range for the federal funds rate, including a 75 basis-point hike in June that was its largest since 1994, and initiated the runoff of its balance sheet. Geopolitical uncertainty and concerns over economic growth further contributed to elevated market volatility. In mid-June, the MOVE index, which measures interest rate volatility, reached its highest level since the 2020 COVID liquidity crisis, and interest rates rose significantly.
Agency RMBS durations extended in response to the higher interest rates, while the elevated volatility contributed to yield spread widening during the quarter. Agency RMBS prices declined sharply, with the largest declines on lower coupon RMBS, and Agency RMBS significantly underperformed U.S. Treasury securities and interest rate swaps. We experienced net losses on our Agency RMBS, concentrated in lower coupons, and these losses exceeded net interest income and net gains on our interest rate hedges. Our performance was also negatively impacted by costs associated with rebalancing certain of our interest rate hedges in response to the volatility. As a result, we had a significant net loss for the quarter in our Agency strategy.
Pay-ups on our specified pools increased modestly to 0.70% as of June 30, 2022, as compared to 0.59% as of March 31, 2022.
During the quarter, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. Additionally, we continued to maintain a long TBA portfolio.
During the quarter, our cost of funds on Agency RMBS increased significantly, driven by higher interest rates. Our asset yields on Agency RMBS also increased over the same period, though by a lesser amount. As a result, our net interest margin on our Agency RMBS, excluding the Catch-up Premium Amortization Adjustment, declined quarter over quarter to 1.76% from 1.98%.
As of both June 30, 2022 and March 31, 2022, the weighted average net pass-through rate on our fixed-rate specified pools was 2.9%. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was approximately 12% for the three-month period ended June 30, 2022.
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

The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021, and June 30, 2021.

	Three-Month Period Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Three-Month Constant Prepayment Rates(1)	11.6%	12.7%	18.5%	21.6%	21.7%
(1)Excludes Agency fixed-rate RMBS without any prepayment history.
The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2022 and March 31, 2022:

		June 30, 2022			March 31, 2022
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50–1.99	$20,406	$18,682	20	$3,997	$3,798	18
	2.00–2.49	53,755	50,531	17	55,042	53,656	14
	2.50–2.99	75,088	72,277	31	77,787	77,077	29
	3.00–3.49	31,413	30,814	23	32,790	33,094	20
	3.50–3.99	17,073	17,104	73	18,365	18,817	70
	4.00–4.49	3,421	3,462	70	3,705	3,836	67
	4.50–4.99	1,784	1,804	142	2,164	2,223	139
Total 15-year fixed-rate mortgages		202,940	194,674	30	193,850	192,501	29
20-year fixed-rate mortgages:
	2.00–2.49	2,663	2,381	19	2,744	2,601	16
	2.50–2.99	4,539	4,187	20	4,667	4,505	17
	4.50–4.99	386	396	103	393	416	100
Total 20-year fixed-rate mortgages		7,588	6,964	24	7,804	7,522	21
30-year fixed-rate mortgages:
	2.00–2.49	147,302	128,586	11	177,757	165,544	8
	2.50–2.99	407,547	369,130	14	457,959	439,350	10
	3.00–3.49	235,927	222,056	20	220,928	218,147	18
	3.50–3.99	117,936	115,294	46	144,977	147,081	37
	4.00–4.49	123,141	123,432	52	131,322	135,750	50
	4.50–4.99	70,939	72,553	57	69,482	73,090	61
	5.00–5.49	29,882	31,107	69	32,784	34,893	64
	5.50–5.99	2,122	2,274	83	2,450	2,694	77
	6.00–6.49	1,017	1,113	121	1,023	1,145	118
Total 30-year fixed-rate mortgages		1,135,813	1,065,545	26	1,238,682	1,217,694	23
Total fixed-rate Agency RMBS		$1,346,341	$1,267,183	27	$1,440,336	$1,417,717	24

Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of June 30, 2022 and March 31, 2022:

	As of
($ in thousands)	June 30, 2022	March 31, 2022
Recourse(1) Borrowings:
Repurchase Agreements	$2,865,222	$2,717,638
Other Secured Borrowings	45,455	47,941
Senior Notes, at par	296,000	296,000
Total Recourse Borrowings	$3,206,677	$3,061,579
Debt-to-Equity Ratio Based on Total Recourse Borrowings(1)	2.6:1	2.3:1
Non-Recourse(2) Borrowings:
Repurchase Agreements	$—	$—
Other Secured Borrowings	—	—
Other Secured Borrowings, at fair value(3)	1,448,182	1,216,542
Total Recourse and Non-Recourse Borrowings	$4,654,859	$4,278,121
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings	3.8:1	3.2:1
(1)As of June 30, 2022 and March 31, 2022, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 2.8:1 and 2.5:1 as of June 30, 2022 and March 31, 2022, respectively.
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
Our debt-to-equity ratio including repos, Total other secured borrowings, and Senior Notes, increased to 3.8:1 as of June 30, 2022 as compared to 3.2:1 as of March 31, 2022, driven primarily by increased borrowings on our larger credit portfolio and sequentially lower total equity. Similarly, our recourse debt-to-equity ratio increased to 2.6:1 from 2.3:1 over the same period. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
Our secured financing costs include interest expense related to our repo borrowings and Total other secured borrowings. For the three-month period ended June 30, 2022, the average cost of funds on our secured financings increased significantly to 2.03%, as compared to 1.31% for the three-month period ended March 31, 2022. The period-over-period increase was primarily driven by higher interest rates. In addition, a larger proportion of our credit borrowings in the second quarter were on the small balance commercial mortgage loan portfolio, which has a higher cost of funds relative to most of our other credit strategies. Our unsecured financing costs consist of interest expense related to our Senior Notes. For the three-month period ended June 30, 2022, the average borrowing rate on our unsecured financings was 5.85%, as compared to 5.81% for the three-month period ended March 31, 2022. Our average cost of funds, including both secured and unsecured financings, increased to 2.61% from 1.41% over the same period.

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

The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Premium Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended June 30, 2022 and 2021 we recognized a Catch-Up Premium Amortization Adjustment of $2.1 million and $3.0 million, respectively. For the six-month periods ended June 30, 2022 and 2021 we recognized a Catch-Up Premium Amortization Adjustment of $1.5 million and $3.0 million, respectively. The Catch-up Premium Amortization Adjustment is reflected as an increase (decrease) to Interest income on the Consolidated Statement of Operations.
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
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes the fair value our investment portfolio(1) as of June 30, 2022 and December 31, 2021.

(In thousands)	June 30, 2022	December 31, 2021
Long:
Credit:
Dollar Denominated:
CLO(2)	$34,478	$60,903
CMBS	28,625	25,643
Commercial Mortgage Loans and REO(3)(5)	562,154	387,165
Consumer Loans and ABS backed by Consumer Loans(2)	99,922	153,124
Corporate Debt and Equity and Corporate Loans	18,336	20,128
Debt and Equity Investments in Loan Origination Entities(4)	115,415	141,315
Non-Agency RMBS	221,725	191,728
Residential Mortgage Loans and REO(3)	2,996,700	2,017,219
Non-Dollar Denominated:
CLO(2)	1,627	3,092
Consumer Loans and ABS backed by Consumer Loans	—	213
Corporate Debt and Equity	430	13
RMBS(6)	22,387	25,846
Agency:
Fixed-Rate Specified Pools	1,267,183	1,600,862
Floating-Rate Specified Pools	7,489	9,456
IOs	24,773	33,288
Reverse Mortgage Pools	35,933	53,010
Government Debt:
Dollar Denominated	24,291	—
Total Long	$5,461,468	$4,723,005
Short:
Credit:
Government Debt:
Dollar Denominated	(151,206)	(92,190)
Non-Dollar Denominated	(24,949)	(28,335)
Total Short	$(176,155)	$(120,525)
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
(6)Includes an investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of June 30, 2022.

	June 30, 2022
	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$519	$(17,202)	$(16,683)	$2,257
Total Net Mortgage-Related Derivatives				2,257
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	1,996	(72,961)	(70,965)	1,268
Options	—	—	—	—
Warrants(3)	1,897	—	1,897	803
Total Net Corporate-Related Derivatives				2,071
Interest Rate-Related Derivatives:
TBAs	51,277	(612,337)	(561,060)	391
Interest Rate Swaps	1,066,155	(2,444,192)	(1,378,037)	55,558
U.S. Treasury Futures(4)	1,900	(50,100)	(48,200)	220
Total Interest Rate-Related Derivatives				56,169
Other Derivatives:
Foreign Currency Forwards(5)	—	(12,396)	(12,396)	244
Total Net Other Derivatives				244
Net Total				$60,741
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 8 of the notes to the consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of June 30, 2022, derivative assets and derivative liabilities were $81.2 million and $(20.4) million, respectively, for a net fair value of $60.7 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of June 30, 2022, a total of 19 long and 252 short U.S. Treasury futures contracts were held.
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
As of June 30, 2022, our Consolidated Balance Sheet reflected total assets of $6.2 billion and total liabilities of $4.9 billion. As of December 31, 2021, our Consolidated Balance Sheet reflected total assets of $5.2 billion and total liabilities of $3.9 billion. Our investments in securities, loans, and unconsolidated entities, financial derivatives, and real estate owned included in total assets were $5.5 billion and $4.7 billion as of June 30, 2022 and December 31, 2021, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $196.6 million and $132.8 million as of June 30, 2022 and December 31, 2021, respectively. As of both June 30, 2022 and December 31, 2021, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. We primarily use short positions in U.S. Treasury securities and sovereign bonds to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of June 30, 2022 and December 31, 2021, we had a net short notional TBA position of $561.1 million and $640.2 million, respectively.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of June 30, 2022 indebtedness outstanding on our repos was approximately $2.9 billion. As of June 30, 2022, our assets financed with repos consisted of Agency RMBS of $1.3 billion, credit assets of $2.0 billion, and U.S. Treasury securities of $24.3 million. As of June 30, 2022, outstanding indebtedness under repos was $1.3 billion for Agency RMBS, $1.5 billion for credit assets, and $24.3 million for U.S. Treasury securities. As of December 31, 2021 indebtedness outstanding on our repos was approximately $2.5 billion. As of December 31, 2021, our assets financed with repos consisted of Agency RMBS of $1.6 billion and credit assets of $1.1 billion. As of December 31, 2021, outstanding indebtedness under repos was $1.6 billion for Agency RMBS and $0.8 billion for credit assets.
In addition to our repos, as of June 30, 2022 we had Total other secured borrowings of $1.5 billion, used to finance $1.6 billion of non-QM loans and ABS backed by consumer loans. This compares to Total other secured borrowings of $1.1 billion as of December 31, 2021, used to finance $1.2 billion of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans. In addition to our secured borrowings, we had $296.0 million and $86.0 million of Senior Notes outstanding as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022 and December 31, 2021, our debt-to-equity ratio was 3.8:1 and 2.7:1, respectively. Our recourse debt-to-equity ratio was 2.6:1 as of June 30, 2022 as compared to 2.0:1 as of December 31, 2021. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of June 30, 2022, our equity decreased by $89.1 million to $1.234 billion from $1.324 billion as of December 31, 2021. The decrease principally consisted of net loss of $(67.9) million, common and preferred dividends of $61.5 million, distributions to non-controlling interests of $15.0 million, and $1.2 million to repurchase shares of common stock. These decreases were partially offset by net proceeds from the issuance of shares of common stock of $45.2 million, after commissions and offering costs, net proceeds from the issuance of shares of preferred stock of $0.5 million, net of commissions and offering costs, and contributions from our non-controlling interests of $9.9 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.208 billion as of June 30, 2022.

Results of Operations for the Three- and Six-Month Periods Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three- and six-month periods ended June 30, 2022 and 2021:

	Three-Month Period Ended		Six Month-Period Ended
(In thousands except per share amounts)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest Income (Expense)
Interest income	$62,722	$45,890	$113,796	$85,970
Interest expense	(26,024)	(11,166)	(40,041)	(22,508)
Net interest income	36,698	34,724	73,755	63,462
Other Income (Loss)(1)
Realized and unrealized gains (losses) on securities and loans, net	(194,180)	7,991	(344,528)	10,486
Realized and unrealized gains (losses) on financial derivatives, net	49,295	(5,258)	117,937	11,248
Realized and unrealized gains (losses) on real estate owned, net	836	(1,388)	239	(2,120)
Unrealized gains (losses) on other secured borrowings, at fair value, net	67,258	2,197	122,899	3,377
Unrealized gains (losses) on senior notes, at fair value	7,350	—	7,350	—
Other, net	(166)	2,166	1,054	2,946
Total other income (loss)	(69,607)	5,708	(95,049)	25,937
Expenses
Base management fee to affiliate (Net of fee rebates of $604, $195, $1,261, and $389, respectively)(2)	3,990	3,355	8,256	6,633
Incentive fee to affiliate	—	7,157	—	7,157
Other investment related expenses	4,821	4,831	14,504	9,686
Other operating expenses	4,291	4,082	9,909	8,278
Total expenses	13,102	19,425	32,669	31,754
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	(46,011)	21,007	(53,963)	57,645
Income tax expense (benefit)	(7,825)	3,140	(14,785)	5,157
Earnings (losses) from investments in unconsolidated entities	(23,265)	18,602	(28,771)	25,237
Net Income (Loss)	(61,451)	36,469	(67,949)	77,725
Net income (loss) attributable to non-controlling interests	(391)	1,874	(811)	3,333
Dividends on preferred stock	3,821	1,940	7,645	3,881
Net Income (Loss) Attributable to Common Stockholders	$(64,881)	$32,655	$(74,783)	$70,511
Net Income (Loss) Per Common Share	$(1.08)	$0.75	$(1.27)	$1.61
(1)Conformed to current period presentation.
(2)See Note 13 of the notes to the consolidated financial statements for further details on management fee rebates.
Adjusted Distributable Earnings
Beginning with the financial results for the quarter ended June 30, 2022, the supplemental non-GAAP financial measure that we previously referred to as "Core Earnings," we now refer to as "Adjusted Distributable Earnings." We calculate Adjusted Distributable Earnings as U.S. GAAP net income (loss) as adjusted for: (i) realized and unrealized gain (loss) on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps), other secured borrowings, at fair value, senior notes, at fair value, and foreign currency transactions; (ii) incentive fee to affiliate; (iii) Catch-up Premium Amortization Adjustment (as defined below); (iv) non-cash equity compensation expense; (v) provision for income taxes; (vi) certain non-capitalized transaction costs; and (vii) other income or loss items that are of a non-recurring nature. For certain investments in unconsolidated entities, we include the relevant components of net operating income in Adjusted Distributable Earnings. The Catch-up Premium Amortization Adjustment is a quarterly adjustment to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter.
Adjusted Distributable Earnings is a supplemental non-GAAP financial measure. We believe that the presentation of Adjusted Distributable Earnings provides information useful to investors, because: (i) we believe that it is a useful indicator of both current and projected long-term financial performance, in that it excludes the impact of certain current period earnings components that we believe are less useful in forecasting long-term performance and dividend-paying ability; (ii) we use it to evaluate the effective net yield provided by our portfolio, after the effects of financial leverage; and (iii) we believe that presenting Adjusted Distributable Earnings assists our investors in measuring and evaluating our operating performance, and comparing our operating performance to that of our residential mortgage REIT peers. Please note, however, that: (I) our calculation of Adjusted Distributable Earnings may differ from the calculation of similarly titled non-GAAP financial measures by our peers, with the result that these non-GAAP financial measures might not be directly comparable; and (II) Adjusted Distributable Earnings excludes certain items, such as most realized and unrealized gains and losses, that may impact the amount of cash that is actually available for distribution.
In addition, because Adjusted Distributable Earnings is an incomplete measure of our financial results and differs from net income (loss) computed in accordance with U.S. GAAP, it should be considered supplementary to, and not as a substitute for, net income (loss) computed in accordance with U.S. GAAP.
Furthermore, Adjusted Distributable Earnings is different from REIT taxable income. As a result, the determination of whether we have met the requirement to distribute at least 90% of our annual REIT taxable income (subject to certain adjustments) to our stockholders, in order to maintain our qualification as a REIT, is not based on whether we distributed 90% of our Adjusted Distributable Earnings.
In setting our dividends, our Board of Directors considers our earnings, liquidity, financial condition, REIT distribution requirements, and financial covenants, along with other factors that the Board of Directors may deem relevant from time to time.
The following table reconciles, for the three- and six-month periods ended June 30, 2022 and 2021, Adjusted Distributable Earnings to the line on our Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended		Six Month-Period Ended
(In thousands, except per share amounts)	June 30, 2022	June 30, 2021(1)	June 30, 2022	June 30, 2021(1)
Net income (loss)	$(61,451)	$36,469	$(67,949)	$77,725
Income tax expense (benefit)	(7,825)	3,140	(14,785)	5,157
Net income (loss) before income tax expense (benefit)	(69,276)	39,609	(82,734)	82,882
Adjustments:
Realized (gains) losses on securities and loans, net	18,830	2,009	18,025	(2,268)
Realized (gains) losses on financial derivatives, net	(46,779)	(425)	(70,114)	(6,220)
Realized (gains) losses on real estate owned, net	(518)	74	(491)	13
Unrealized (gains) losses on securities and loans, net	175,350	(10,000)	326,503	(8,218)
Unrealized (gains) losses on financial derivatives, net	(2,516)	5,683	(47,823)	(5,028)
Unrealized (gains) losses on real estate owned, net	(318)	1,314	252	2,107
Unrealized (gains) losses on other secured borrowings, at fair value, net	(67,258)	(2,197)	(122,899)	(3,377)
Unrealized (gains) losses on senior notes, at fair value	(7,350)	—	(7,350)	—
Other realized and unrealized (gains) losses, net(2)	1,131	31	1,214	609
Net realized gains (losses) on periodic settlements of interest rate swaps	(499)	77	(2,201)	(739)
Net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	836	(709)	1,397	(299)
Incentive fee to affiliate	—	7,157	—	7,157
Non-cash equity compensation expense	362	244	650	473
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	(2,131)	(3,041)	(1,497)	(2,954)
Non-capitalized transaction costs and other expense adjustments	2,887	2,287	9,224	3,952
(Earnings) losses from investments in unconsolidated entities(3)	23,265	(18,602)	28,771	(25,237)
Adjusted distributable earnings from investments in unconsolidated entities(3)	3,363	2,289	5,657	4,746
Total Adjusted Distributable Earnings	29,379	25,800	56,584	47,599
Dividends on preferred stock	3,821	1,940	7,645	3,881
Adjusted Distributable Earnings attributable to non-controlling interests	664	1,609	838	2,655
Adjusted Distributable Earnings Attributable to Common Stockholders	$24,894	$22,251	$48,101	41,063
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$0.41	$0.51	$0.82	$0.94
(1)Conformed to current period presentation.
(2)Includes realized and unrealized gains (losses) on foreign currency included in Other, net, on the Consolidated Statement of Operations.
(3)Includes net interest income and operating expenses for certain investments in unconsolidated entities.
Results of Operations for the Three-Month Periods Ended June 30, 2022 and 2021
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended June 30, 2022 we had net income (loss) attributable to common stockholders of $(64.9) million, compared to $32.7 million for the three-month period ended June 30, 2021. The reversal in our results of operations was primarily due to net realized and unrealized losses on our securities and loans and losses from investments in unconsolidated entities, as compared to net gains on securities and loans and earnings from investments in unconsolidated entities in the prior period. Such losses were partially offset by net realized and unrealized gains on financial derivatives and an increase in unrealized gains on other secured borrowings, at fair value.

Interest Income
Interest income was $62.7 million for the three-month period ended June 30, 2022, as compared to $45.9 million for the three-month period ended June 30, 2021. Interest income for both periods included coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
For the three-month period ended June 30, 2022, interest income from our credit portfolio was $51.0 million, as compared to $34.1 million for the three-month period ended June 30, 2021. This period-over-period increase was primarily due to the larger size of the credit portfolio for the three-month period ended June 30, 2022, partially offset by lower average asset yields.
For the three-month period ended June 30, 2022, interest income from our Agency RMBS was $11.0 million, as compared to $11.3 million for the three-month period ended June 30, 2021. This period-over-period decrease was due to lower average asset yields, partially offset by the larger size of the Agency portfolio, for the three-month period ended June 30, 2022.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended June 30, 2022 and 2021:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended June 30, 2022	$51,024	$3,681,291	5.54%	$11,049	$1,534,627	2.88%	$62,073	$5,215,918	4.76%
Three-month period ended June 30, 2021	$34,140	$2,027,466	6.74%	$11,328	$1,372,575	3.30%	$45,468	$3,400,041	5.35%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the three-month periods ended June 30, 2022 and 2021 we had a positive Catch-up Premium Amortization Adjustment of $2.1 million and $3.0 million, respectively, which increased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.32% and 4.60%, respectively, for the three-month period ended June 30, 2022. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.42% and 4.99%, respectively, for the three-month period ended June 30, 2021.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $26.0 million for the three-month period ended June 30, 2022, as compared to $11.2 million for the three-month period ended June 30, 2021. The increase in interest expense was primarily the result of an increase in borrowings and financing rates on both our Agency and credit assets, as well as an increase in unsecured borrowings resulting from our issuance of $210.0 million of 5.875% Senior Notes at the end of the first quarter of 2022.
The table below summarizes the components of interest expense for the three-month periods ended June 30, 2022 and 2021.

	Three-Month Period Ended
(In thousands)	June 30, 2022	June 30, 2021
Repos and Total other secured borrowings	$20,946	$9,502
Senior Notes	4,332	1,249
Securities sold short (1)	674	231
Other (2)	72	184
Total	$26,024	$11,166
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
(2)Primarily includes interest expense on our counterparties' cash collateral held by us and reverse repurchase agreements with negative interest rates.

The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the three-month periods ended June 30, 2022 and 2021.

	Three-Month Period Ended
	June 30, 2022			June 30, 2021
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$2,713,209	$18,920	2.80%	$1,426,056	$8,797	2.47%
Agency RMBS	1,401,617	1,986	0.57%	1,439,063	705	0.20%
Subtotal(1)	4,114,826	20,906	2.04%	2,865,119	9,502	1.33%
U.S. Treasury Securities	18,595	40	0.87%	330	—	0.01%
Total	$4,133,421	$20,946	2.03%	$2,865,449	$9,502	1.33%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 1.94% and increase to 1.50% for the three-month periods ended June 30, 2022 and 2021, respectively. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 2.66% and 3.49% for the three-month periods ended June 30, 2022 and 2021, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the three-month period ended June 30, 2022, the gross base management fee, which is based on total equity at the end of each quarter, was $4.6 million, and our Manager credited us with rebates on our base management fee of $0.6 million, resulting in a net base management fee of $4.0 million. For the three-month period ended June 30, 2021, the gross base management fee was $3.6 million, and our Manager credited us with rebates on our base management fee of $0.2 million, resulting in a net base management fee of $3.4 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was due to a larger capital base at June 30, 2022 as compared to June 30, 2021, partially offset by the increase in the base management fee rebates.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. No incentive fee was incurred for the three-month period ended June 30, 2022, since our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. For the three-month period ended June 30, 2021, we incurred an incentive fee of $7.2 million. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For each of the three-month periods ended June 30, 2022 and 2021 other investment related expenses were $4.8 million.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $4.3 million for the three-month period ended June 30, 2022 as compared to $4.1 million for the three-month period ended June 30, 2021. The slight increase in other operating expenses for the three-month period ended June 30, 2022 was primarily due to an increase in various expenses including professional fees, share-based long term incentive plan unit awards, and third-party administration fees, partially offset by a decrease in compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned, and unrealized gains (losses) on other secured borrowings, at fair value and senior notes, at fair value. Other, net, another component of Other income (loss), includes rental income and income related to loan originations, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement.
For the three-month period ended June 30, 2022, other income (loss) was $(69.6) million, consisting primarily of net realized and unrealized losses on our securities and loans of $(194.2) million, partially offset by $49.3 million of net realized and unrealized gains on our financial derivatives, $67.3 million of net unrealized gains on our Other secured borrowings, at fair value, and $7.4 million net unrealized gains on our Senior notes, at fair value. Rapidly rising interest rates and widening yield spreads drove net realized and unrealized losses of $(194.2) million on our securities and loans, primarily on our Agency RMBS, non-QM loans, non-Agency RMBS, CMBS, CLOs, commercial mortgage loans, and consumer loans and ABS backed by consumer loans. Such losses were partially offset by net realized and unrealized gains on short positions in U.S. Treasury securities and sovereign bonds. Net realized and unrealized gains of $49.3 million on our financial derivatives were primarily related to net realized and unrealized gains on interest rate swaps, short TBAs, futures, and forwards, which were driven by rising interest rates during the quarter, as well as net realized and unrealized gains on credit default swaps on corporate bond indices and asset-backed indices. We recognized net unrealized gains of $67.3 million on our Other secured borrowings, at fair value for the three-month period ended June 30, 2022, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized losses of $(95.8) million, which are included in Unrealized gains (losses) on securities and loans, net.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) was $(7.8) million for the three-month period ended June 30, 2022, as compared to $3.1 million for the three-month period ended June 30, 2021. Income tax benefit for the three-month period ended June 30, 2022 was related to net realized and unrealized losses on investments held in a domestic TRS. Income tax expense for the three-month period ended June 30, 2021 was related to net realized and unrealized gains on investments held in a domestic TRS. As of June 30, 2022, we had a net deferred tax asset of approximately $9.6 million, against which we took a full allowance.
Earnings (Losses) from Investments in Unconsolidated Entities
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $(23.3) million for the three-month period ended June 30, 2022, as compared to $18.6 million for the three-month period ended June 30, 2021. The reversal in earnings from investments in unconsolidated entities primarily relates to unrealized losses on investments in loan originators for the three-month period ended June 30, 2022, partially offset by net realized and unrealized gains on our investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates. Rapidly rising interest rates and widening yield spreads compressed gain-on-sale margins at our loan originators, which drove the mark-to-market losses on investments in such loan originators. For the three-month period ended June 30, 2021, earnings from investments in unconsolidated entities primarily related to unrealized gains on loan originators and unrealized gains on an equity investment in a securitization-related risk retention vehicle.
Results of Operations for the Six-Month Periods Ended June 30, 2022 and 2021
Net Income (Loss) Attributable to Common Stockholders
For the six-month period ended June 30, 2022 we had net income (loss) attributable to common stockholders of $(74.8) million, compared to $70.5 million for the six-month period ended June 30, 2021. The reversal in our results of operations was primarily due to realized and unrealized losses on our securities and loans, and losses from investments in unconsolidated entities, as compared to realized and unrealized gains on our securities and loans, and earnings from investments in unconsolidated entities in the prior period. Such losses for the six-month period ended June 30, 2022 were partially offset by an increase in net interest income, net realized and unrealized gains on financial derivatives, an increase in unrealized gains on other secured borrowings, at fair value, and unrealized gains on our senior notes, at fair value.
Interest Income
Interest income was $113.8 million for the six-month period ended June 30, 2022, as compared to $86.0 million for the six-month period ended June 30, 2021. Interest income for both periods included coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
For the six-month period ended June 30, 2022, interest income from our credit portfolio was $93.9 million, as compared to $67.3 million for the six-month period ended June 30, 2021. This period-over-period increase was primarily due to the larger size of the credit portfolio for the six-month period ended June 30, 2022, partially offset by lower average asset yields.
For the six-month period ended June 30, 2022, interest income from our Agency RMBS was $19.2 million, as compared to $18.1 million for the six-month period ended June 30, 2021. This period-over-period increase was due to the larger size of the Agency portfolio, partially offset by lower average asset yields, for the six-month period ended June 30, 2022.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the six-month periods ended June 30, 2022 and 2021:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six-month period ended June 30, 2022	$93,850	$3,347,031	5.61%	$19,247	$1,562,276	2.46%	$113,097	$4,909,307	4.61%
Six-month period ended June 30, 2021	$67,349	$1,991,190	6.76%	$18,080	$1,287,354	2.81%	$85,429	$3,278,544	5.21%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the six-month periods ended June 30, 2022 and 2021 we had a positive Catch-up Premium Amortization Adjustment of $1.5 million and $3.0 million, respectively, which increased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.27% and 4.55%, respectively, for the six-month period ended June 30, 2022. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.35% and 5.03%, respectively, for the six-month period ended June 30, 2021.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $40.0 million for the six-month period ended June 30, 2022, as compared to $22.5 million for the six-month period ended June 30, 2021. The increase in interest expense was primarily the result of an increase in borrowings and financing rates on both our Agency and credit assets, as well as an increase in unsecured borrowings resulting from our issuance of $210.0 million of 5.875% Senior Notes at the end of the first quarter of 2022.

The table below summarizes the components of interest expense for the six-month periods ended June 30, 2022 and 2021.

	Six-Month Period Ended
(In thousands)	June 30, 2022	June 30, 2021
Repos and Total other secured borrowings	$33,087	$19,206
Senior Notes	5,615	2,497
Securities sold short (1)	1,212	319
Other (2)	127	486
Total	$40,041	$22,508
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
(2)Primarily includes interest expense on our counterparties' cash collateral held by us and reverse repurchase agreements with negative interest rates.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the six-month periods ended June 30, 2022 and 2021.

	Six-Month Period Ended
	June 30, 2022			June 30, 2021
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$2,444,585	$30,119	2.48%	$1,418,604	$17,796	2.53%
Agency RMBS	1,481,962	2,928	0.40%	1,311,688	1,410	0.22%
Subtotal(1)	3,926,547	33,047	1.70%	2,730,292	19,206	1.42%
U.S. Treasury Securities	9,349	40	0.87%	166	—	0.01%
Total	$3,935,896	$33,087	1.70%	$2,730,458	$19,206	1.42%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would increase to 1.71% and 1.57% for the six-month periods ended June 30, 2022 and 2021, respectively. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 2.84% and 3.46% for the six-month periods ended June 30, 2022 and 2021, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the six-month period ended June 30, 2022, the gross base management fee, which is based on total equity at the end of each quarter, was $9.5 million, and our Manager credited us with rebates on our base management fee of $1.3 million, resulting in a net base management fee of $8.3 million. For the six-month period ended June 30, 2021, the gross base management fee, which is based on total equity at the end of each quarter, was $7.0 million, and our Manager credited us with rebates on our base management fee of $0.4 million, resulting in a net base management fee of $6.6 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was due to a larger capital base at each quarter end in 2022, as compared to the respective quarter ends in 2022. Such increases were partially offset by the increase in the base management fee rebates.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. No incentive fee was incurred for the six-month period ended June 30, 2022, since for each quarter during this period, our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. For the six-month period ended June 30, 2021, we incurred an incentive fee of $7.2 million. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.

Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the six-month periods ended June 30, 2022 and 2021 other investment related expenses were $14.5 million and $9.7 million, respectively. The increase in other investment related expenses was primarily due to debt issuance costs related to Senior notes, at fair value, that were issued during the six-month period ended June 30, 2022, as well an increase in debt issuance costs related to a larger non-QM loan securitization in the latter period, and an increase in servicing expenses related to our larger residential mortgage loan portfolio.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $9.9 million for the six-month period ended June 30, 2022 as compared to $8.3 million for the six-month period ended June 30, 2021. The increase in other operating expenses for the six-month period ended June 30, 2022 was primarily due to an increase in compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned, and unrealized gains (losses) on other secured borrowings, at fair value and senior notes, at fair value. Other, net, another component of Other income (loss), includes rental income and income related to loan originations, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement.
For the six-month period ended June 30, 2022, other income (loss) was $(95.0) million, consisting primarily of net realized and unrealized losses on our securities and loans of $(344.5) million, partially offset by $117.9 million of net realized and unrealized gains on our financial derivatives and $122.9 million of net unrealized gains on our Other secured borrowings, at fair value and $7.4 million of unrealized gains on our senior notes, at fair value. Rapidly rising interest rates and widening yield spreads drove net realized and unrealized losses of $(344.5) million on our securities and loans, primarily Agency RMBS, non-QM loans, non-Agency RMBS, CLOs, CMBS, consumer loans and ABS backed by consumer loans. Such losses were partially offset by net realized and unrealized gains on short positions in U.S. Treasury securities and sovereign bonds. Net realized and unrealized gains of $117.9 million on our financial derivatives were primarily related to net realized and unrealized gains on interest rate swaps, short TBAs, futures, and forwards, which were driven by rising interest rates during the quarter, as well as net realized and unrealized gains on credit default swaps on corporate bond and asset-backed indices. We recognized net unrealized gains of $122.9 million on our Other secured borrowings, at fair value for the six-month period ended June 30, 2022, related to borrowings on our securitized non-QM loans. These non-QM loans had net unrealized losses of $(143.2) million, which are included in Unrealized gains (losses) on securities and loans, net.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) was $(14.8) million for the six-month period ended June 30, 2022, as compared to $5.2 million for the six-month period ended June 30, 2021. Income tax benefit for the six-month period ended June 30, 2022 was related to net realized and unrealized losses on investments held in a domestic TRS. Income tax expense for the six-month period ended June 30, 2021 was related to net realized and unrealized gains on investments held in a domestic TRS. As of June 30, 2022, we had a net deferred tax asset of approximately $9.6 million against which we took a full allowance.

Earnings (Losses) from Investments in Unconsolidated Entities
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $(28.8) million for the six-month period ended June 30, 2022, as compared to $25.2 million for the six-month period ended June 30, 2021. The reversal in earnings from investments in unconsolidated entities primarily relates to unrealized losses on investments in loan originators for the six-month period ended June 30, 2022, partially offset by net realized and unrealized gains on our investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates. Rapidly rising interest rates and widening yield spreads compressed gain-on-sale margins at our loan originators, which drove the mark-to-market losses on our investments in such loan originators. For the six-month period ended June 30, 2021, earnings from investments in unconsolidated entities primarily related to unrealized gains on loan originators and unrealized gains on an equity investment in a securitization-related risk retention vehicle.
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
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	June 30, 2022		December 31, 2021
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$309,168	10.8%	$557,499	22.5%
31 - 60 Days	551,786	19.3%	356,594	14.4%
61 - 90 Days	267,859	9.3%	251,343	10.2%
91 - 120 Days	446,697	15.6%	164,403	6.7%
121 - 150 Days	107,402	3.7%	279,268	11.3%
151 - 180 Days	114,314	4.0%	159,687	6.5%
181 - 364 Days	794,133	27.7%	570,694	23.1%
> 364 Days	273,863	9.6%	130,275	5.3%
	$2,865,222	100.0%	$2,469,763	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2022, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 25.4% with respect to credit assets, 5.4% with respect to Agency RMBS assets, and 17.3% overall. As of December 31, 2021 these respective weighted average contractual haircuts were 22.4%, 5.4%, and 12.1%. The increase in the weighted average contractual haircut on our overall portfolio is primarily due to higher haircuts on repo borrowings related to our Credit portfolio assets at June 30, 2022 as compared to December 31, 2021.
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
As of June 30, 2022 and December 31, 2021, we had $2.9 billion and $2.5 billion, respectively, of borrowings outstanding under our repos. As of June 30, 2022, the remaining terms on our repos ranged from 1 day to 457 days, with a weighted average remaining term of 140 days. Our repo borrowings were with a total of 23 counterparties as of June 30, 2022. As of June 30, 2022, our repos had a weighted average borrowing rate of 2.26%. As of June 30, 2022, our repos had interest rates ranging from 0.16% to 5.45%. As of December 31, 2021, the remaining terms on our repos ranged from 3 days to 638 days, with a weighted average remaining term of 134 days. Our repo borrowings were with a total of 23 counterparties as of December 31, 2021. As of December 31, 2021, our repos had a weighted average borrowing rate of 0.82%. As of December 31, 2021, our repos had interest rates ranging from 0.10% to 3.75%. Investments transferred as collateral under repos had an aggregate fair value of $3.3 billion and $2.8 billion as of June 30, 2022 and December 31, 2021, respectively.
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
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2022	$2,865,222	$2,590,120	$2,865,222
March 31, 2022	2,717,638	2,533,978	2,717,638
December 31, 2021	2,469,763	2,187,363	2,469,763
September 30, 2021	2,105,836	1,958,411	2,175,918
June 30, 2021	1,916,749	1,971,441	2,062,580
March 31, 2021	1,909,511	1,736,912	1,909,511
December 31, 2020	1,496,931	1,408,935	1,496,931
September 30, 2020	1,439,984	1,368,191	1,551,147
June 30, 2020(1)	1,294,549	1,520,985	1,542,577
March 31, 2020(2)	2,034,225	2,440,982	2,485,496
December 31, 2019(3)	2,445,300	2,119,394	2,445,300
September 30, 2019	2,056,422	1,796,310	2,056,422
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
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including non-QM loans and REO, commercial mortgage loans, and consumer loans and ABS backed by consumer loans; such transactions are accounted for as collateralized borrowings. As of June 30, 2022 and December 31, 2021, we had outstanding borrowings related to such transactions in the amount of $1.5 billion and $1.1 billion, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Balance Sheet. As of June 30, 2022, the fair value of non-QM loans and ABS backed by consumer loans collateralizing our Total other secured borrowings was $1.6 billion. As of December 31, 2021, the fair value of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans collateralizing our Total other secured borrowings was $1.2 billion. See Note 11 in the notes to our consolidated financial statements for further information on our other secured borrowings.
As of June 30, 2022 and December 31, 2021, we had $296.0 million and $86.0 million outstanding of Senior Notes. The $86 million of 5.50% Senior Notes mature in September 2022, and the $210 million of 5.875% Senior Notes mature in April 2027. See Note 11 in the notes to our consolidated financial statements for further detail on the Senior Notes.
As of June 30, 2022, we had an aggregate amount at risk under our repos with 23 counterparties of approximately $565.5 million, and as of December 31, 2021, we had an aggregate amount at risk under our repos with 22 counterparties of approximately $353.2 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of both June 30, 2022 and December 31, 2021 does not include approximately $3.1 million and $4.0 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2022, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with eight counterparties of approximately $34.1 million. We also had $39.6 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2021, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with eight counterparties of approximately $18.5 million. We also had $16.2 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2022, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $18.5 million. As of December 31, 2021, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with ten counterparties of approximately $1.0 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $224.5 million and $92.7 million as of June 30, 2022 and December 31, 2021, respectively. Cash and cash equivalents was higher than usual at quarter as we continue to deploy proceeds from the issuance of our 5.875% Senior Notes, as well as reserve cash for upcoming transactions such as the repayment of our 5.50% Senior Notes due in September.
On June 13, 2018, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.55 million shares of common stock, or the "Common Share Repurchase Program." The Common Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. During the three- and six-month periods ended June 30, 2022, we repurchased 88,184 common shares at an average price per share of $13.20 and a total cost of $1.2 million. From inception of the Common Share Repurchase Program through August 5, 2022, we repurchased 790,149 common shares at an average price per share of $13.34 and a total cost of $10.5 million, and have authorization to repurchase an additional 759,851 common shares.
On February 21, 2021, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $30.0 million of preferred stock, or the "Preferred Share Repurchase Program." The Preferred Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. We have not yet repurchased any shares of preferred stock under the Preferred Share Repurchase Program.

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
The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the consolidated financial statements) for the periods indicated below:
Six-Month Period Ended June 30, 2022

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
June 7, 2022	$0.15	$9,108	June 30, 2022	July 25, 2022
May 2, 2022	0.15	9,121	May 31, 2022	June 27, 2022
April 7, 2022	0.15	9,121	April 29, 2022	May 25, 2022
March 7, 2022	0.15	9,064	March 31, 2022	April 25, 2022
February 7, 2022	0.15	8,730	February 28, 2022	March 25, 2022
January 7, 2022	0.15	8,727	January 31, 2022	February 25, 2022
Six-Month Period Ended June 30, 2021

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
June 7, 2021	$0.15	$6,669	June 30, 2021	July 26, 2021
May 6, 2021	0.15	6,669	May 28, 2021	June 25, 2021
April 4, 2021	0.14	6,224	April 30, 2021	May 25, 2021
March 5, 2021	0.10	4,446	March 31, 2021	April 26, 2021
February 5, 2021	0.10	4,444	February 26, 2021	March 25, 2021
January 8, 2021	0.10	4,444	January 29, 2021	February 25, 2021
On July 8, 2022, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on August 25, 2022 to stockholders of record as of July 29, 2022. On August 4, 2022, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on September 26, 2022 to stockholders of record as of August 31, 2022.

The following table sets forth the dividend distributions authorized by the Board of Directors during the six-month periods ended June 30, 2022 and 2021 and payable to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
2022:
June 7, 2022	$0.421875	$1,941	June 30, 2022	August 1, 2022
March 7, 2022	0.421875	1,941	March 31, 2022	May 2, 2022
2021:
April 4, 2021	0.421875	1,941	April 19, 2021	April 30, 2021
January 8, 2021	0.421875	1,941	January 19, 2021	February 1, 2021
Series B Preferred Stock:
2022:
June 7, 2022	$0.390625	$3,680	June 30, 2022	August 1, 2022
March 7, 2022	0.390625	3,680	March 31, 2022	May 2, 2022
2021:
December 16, 2021	0.203990	979	December 30, 2021	January 28, 2022
On August 6, 2021, we commenced the Common ATM Program by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to 10.0 million shares of common stock from time to time. During the six-month period ended June 30, 2022, we issued 2,568,700 shares of common stock under the Common ATM Program, which provided $45.2 million of net proceeds after $0.7 million of commissions and offering costs. From commencement of the Common ATM Program through August 5, 2022, we have issued 4,118,600 shares of common stock under this program.
On January 20, 2022, we commenced the Preferred ATM Program by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. During the six-month period ended June 30, 2022, we issued 20,421 shares of Series B Preferred Stock, which provided $0.5 million of net proceeds after $23 thousand of commissions and offering costs. From commencement of the Preferred ATM Program through August 5, 2022, we have issued 20,421 shares of preferred stock under this program.
On February 18, 2022, we entered into an agreement with Home Point to purchase, in an all cash transaction, Home Point's 49.6% ownership interest in Longbridge. The consummation of this transaction is subject to regulatory approvals and various closing conditions. Upon closing of the transaction, we would own substantially all of the equity interests in Longbridge, which would result in the consolidation of Longbridge's financial results in our financial statements following the closing.
For the six-month period ended June 30, 2022, our operating activities provided net cash in the amount of $81.3 million and our investing activities used net cash in the amount of $1.309 billion. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $492.9 million. We received $703.0 million in proceeds from the issuance of Total other secured borrowings. We used $22.5 million for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $54.3 million for the six-month period ended June 30, 2022. We received proceeds from the issuance of Senior notes, at fair value of $206.4 million, net of debt issuance costs, proceeds from the issuance of common and preferred stock, net of underwriters' discounts and commissions, agent commissions, and offering costs paid, of $45.2 million, and contributions from non-controlling interests of $10.8 million. We used $60.2 million to pay dividends, $15.0 million for distributions to non-controlling interests (our joint venture partners), and $1.2 million to repurchase common stock. As a result there was an increase in our cash holdings of $131.6 million, from $92.8 million as of December 31, 2021 to $224.5 million as of June 30, 2022.
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
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
At June 30, 2022 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at June 30, 2022 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of fixed-income assets in our portfolio, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. Most significantly, our portfolio is exposed to the risk of changes in prepayment rates of mortgage loans, including the mortgage loans underlying our RMBS, and changes in prepayment rates of certain of our consumer loan holdings. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Mortgage prepayment rates can be highly sensitive to changes in interest rates, but they are also affected by housing turnover, which can be driven by factors other than interest rates, including worker mobility and home price appreciation. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Increases in prepayment rates may cause us to experience both realized and unrealized losses on our interest only securities and inverse interest only securities, as these securities are extremely sensitive to prepayment rates. Conversely, decreases in prepayment rates on our loans and securities with below-market interest rates may cause the duration of such investments to extend, which may cause us to experience unrealized losses on such investments. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. For example, prepayment rates are generally lower in states with substantially higher mortgage recording taxes.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of June 30, 2022, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$35,902	2.91%	$69,989	5.67%	$(37,716)	(3.06)%	$(77,246)	(6.26)%
Long TBAs	1,582	0.13%	2,949	0.24%	(1,798)	(0.15)%	(3,812)	(0.31)%
Short TBAs	(15,616)	(1.27)%	(30,545)	(2.47)%	16,302	1.32%	33,290	2.70%
Non-Agency RMBS, CMBS, ABS and Loans	12,042	0.98%	21,695	1.76%	(14,430)	(1.17)%	(31,249)	(2.53)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(28,518)	(2.31)%	(58,022)	(4.7)%	27,532	2.24%	54,080	4.38%
Corporate Securities and Other	2	—%	5	—%	(2)	—%	(3)	—%
Repurchase Agreements, Reverse Repurchase Agreements, and Senior Notes	(5,430)	(0.44)%	(10,555)	(0.86)%	5,703	0.46%	11,439	0.93%
Total	$(36)	—%	$(4,484)	(0.36)%	$(4,409)	(0.36)%	$(13,501)	(1.09)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our June 30, 2022 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of

June 30, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ELLINGTON FINANCIAL INC.
Date:	August 9, 2022	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	August 9, 2022	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)