Form 10-Q
period 2022-09-30
Ellington Financial Inc.
filed 2022-11-09
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of November 4, 2022: 60,438,787

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2022	December 31, 2021
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$175,230	$92,661
Restricted cash(1)	—	175
Securities, at fair value(1)(2)	1,522,772	2,087,360
Loans, at fair value(1)(2)	3,822,895	2,415,321
Investments in unconsolidated entities, at fair value(1)	171,379	195,643
Real estate owned(1)(2)	20,738	24,681
Financial derivatives—assets, at fair value	160,043	18,894
Reverse repurchase agreements	204,654	123,250
Due from brokers	86,957	93,549
Investment related receivables(1)	172,826	122,175
Other assets(1)	5,215	3,710
Total Assets	$6,342,709	$5,177,419
Liabilities
Securities sold short, at fair value	$199,542	$120,525
Repurchase agreements(1)	2,895,019	2,469,763
Financial derivatives—liabilities, at fair value	50,418	12,298
Due to brokers	61,978	2,233
Investment related payables	48,860	39,048
Other secured borrowings(1)	40,900	96,622
Other secured borrowings, at fair value(1)	1,635,829	984,168
Senior notes, net	—	85,802
Senior notes, at fair value	193,515	—
Base management fee payable to affiliate	3,950	3,115
Incentive fee payable to affiliate	—	3,246
Dividends payable	11,732	10,375
Interest payable(1)	11,687	4,570
Accrued expenses and other liabilities(1)	8,650	22,098
Total Liabilities	5,162,080	3,853,863
Commitments and contingencies (Note 21)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 9,420,421 and 9,400,000 shares issued and outstanding, and $235,511 and $235,000 aggregate liquidation preference, respectively	227,432	226,939
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 60,438,787 and 57,458,169 shares issued and outstanding, respectively	61	58
Additional paid-in-capital	1,213,493	1,161,603
Retained earnings (accumulated deficit)	(285,680)	(97,279)
Total Stockholders' Equity	1,155,306	1,291,321
Non-controlling interests(1)	25,323	32,235
Total Equity	1,180,629	1,323,556
Total Liabilities and Equity	$6,342,709	$5,177,419
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

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(In thousands, except per share amounts)
Net Interest Income
Interest income	$78,592	$40,146	$192,388	$126,115
Interest expense	(42,080)	(10,604)	(82,121)	(33,111)
Total net interest income	36,512	29,542	110,267	93,004
Other Income (Loss)(1)
Realized gains (losses) on securities and loans, net	(33,247)	6,359	(51,272)	8,627
Realized gains (losses) on financial derivatives, net	18,995	(1,782)	89,108	4,438
Realized gains (losses) on real estate owned, net	(18)	(50)	474	(63)
Unrealized gains (losses) on securities and loans, net	(150,750)	(3,212)	(477,253)	5,006
Unrealized gains (losses) on financial derivatives, net	50,259	1,155	98,082	6,183
Unrealized gains (losses) on real estate owned, net	(121)	672	(373)	(1,435)
Unrealized gains (losses) on other secured borrowings, at fair value, net	79,430	1,568	202,329	4,945
Unrealized gains (losses) on senior notes, at fair value	9,135	—	16,485	—
Other, net	(31)	1,418	1,022	4,365
Total other income (loss)	(26,348)	6,128	(121,398)	32,066
Expenses
Base management fee to affiliate (Net of fee rebates of $444, $395, $1,705, and $784, respectively)(2)	3,950	3,675	12,206	10,308
Incentive fee to affiliate	—	5,255	—	12,412
Investment related expenses:
Servicing expense	1,097	1,182	3,580	3,142
Debt issuance costs related to Other secured borrowings, at fair value	1,941	—	6,291	3,704
Debt issuance costs related to Senior notes, at fair value	—	—	3,615	—
Other	2,930	1,697	6,986	5,719
Professional fees	1,177	1,202	3,534	3,437
Compensation expense	1,508	1,554	5,328	4,386
Other expenses	1,860	1,682	5,592	4,893
Total expenses	14,463	16,247	47,132	48,001
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	(4,299)	19,423	(58,263)	77,069
Income tax expense (benefit)	(81)	(2,009)	(14,867)	3,149
Earnings (losses) from investments in unconsolidated entities	(25,513)	2,549	(54,284)	27,786
Net Income (Loss)	(29,731)	23,981	(97,680)	101,706
Net income (loss) attributable to non-controlling interests	(264)	1,476	(1,075)	4,809
Dividends on preferred stock	3,823	1,941	11,468	5,822
Net Income (Loss) Attributable to Common Stockholders	$(33,290)	$20,564	$(108,073)	$91,075
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$(0.55)	$0.41	$(1.82)	$1.99
(1)Conformed to current period presentation.
(2)See Note 13 for further details on management fee rebates.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2021	$226,939	57,458,169	$58	$1,161,603	$(97,279)	$1,291,321	$32,235	$1,323,556
Net income (loss)					(6,078)	(6,078)	(420)	(6,498)
Net proceeds from the issuance of common stock(1)		2,185,000	2	38,452		38,454		38,454
Net proceeds from the issuance of preferred stock(1)	493					493		493
Shares of common stock issued in connection with incentive fee payment		19,094	—	325		325		325
Contributions from non-controlling interests							5,846	5,846
Common dividends(2)					(26,189)	(26,189)	(332)	(26,521)
Preferred dividends(3)					(3,824)	(3,824)		(3,824)
Distributions to non-controlling interests							(9,181)	(9,181)
Adjustment to non-controlling interests				(706)		(706)	706	—
Share-based long term incentive plan unit awards				284		284	4	288
BALANCE, March 31, 2022	$227,432	59,662,263	$60	$1,199,958	$(133,370)	$1,294,080	$28,858	$1,322,938
Net income (loss)					(61,060)	(61,060)	(391)	(61,451)
Net proceeds from the issuance of common stock(1)		383,700	—	6,767		6,767		6,767
Contributions from non-controlling interests							4,037	4,037
Common dividends(2)					(27,008)	(27,008)	(342)	(27,350)
Preferred dividends(3)					(3,821)	(3,821)		(3,821)
Distributions to non-controlling interests							(5,863)	(5,863)
Adjustment to non-controlling interests				(3)		(3)	3	—
Repurchase of shares of common stock		(88,184)	—	(1,164)		(1,164)		(1,164)
Share-based long term incentive plan unit awards				358		358	4	362
BALANCE, June 30, 2022	$227,432	59,957,779	$60	$1,205,916	$(225,259)	$1,208,149	$26,306	$1,234,455
Net income (loss)					(29,467)	(29,467)	(264)	(29,731)
Net proceeds from the issuance of common stock(1)		516,942	1	8,025		8,026		8,026
Contributions from non-controlling interests							467	467
Common dividends(2)					(27,131)	(27,131)	(346)	(27,477)
Preferred dividends(3)					(3,823)	(3,823)		(3,823)
Distributions to non-controlling interests							(1,162)	(1,162)
Conversion of non-controlling interest units to shares of common stock		4,066	—	66		66	(66)	—
Adjustment to non-controlling interests				(383)		(383)	383	—
Repurchase of shares of common stock		(40,000)	—	(495)		(495)		(495)
Share-based long term incentive plan unit awards				364		364	5	369
BALANCE, September 30, 2022	$227,432	60,438,787	$61	$1,213,493	$(285,680)	$1,155,306	$25,323	$1,180,629

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
BALANCE, December 31, 2020	$111,034	43,781,684	$44	$915,658	$(141,521)	$885,215	$36,357	$921,572
Net income (loss)					39,797	39,797	1,459	41,256
Contributions from non-controlling interests							1,517	1,517
Common dividends(2)					(13,134)	(13,134)	(200)	(13,334)
Preferred dividends(3)					(1,941)	(1,941)		(1,941)
Distributions to non-controlling interests							(5,923)	(5,923)
Adjustment to non-controlling interests				(307)		(307)	307	—
Share-based long term incentive plan unit awards				226		226	3	229
BALANCE, March 31, 2021	$111,034	43,781,684	$44	$915,577	$(116,799)	$909,856	$33,520	$943,376
Net income (loss)					34,595	34,595	1,874	36,469
Contributions from non-controlling interests							5,931	5,931
Common dividends(2)					(19,265)	(19,265)	(298)	(19,563)
Preferred dividends(3)					(1,940)	(1,940)		(1,940)
Distributions to non-controlling interests							(9,413)	(9,413)
Share-based long term incentive plan unit awards				240		240	4	244
BALANCE, June 30, 2021	$111,034	43,781,684	$44	$915,817	$(103,409)	$923,486	$31,618	$955,104
Net income (loss)					22,505	22,505	1,476	23,981
Net proceeds from the issuance of common stock(3)		7,852,900	8	141,295		141,303		141,303
Shares of common stock issued in connection with incentive fee payment		37,373	—	716		716	—	716
Contributions from non-controlling interests							4,030	4,030
Common dividends(1)					(22,854)	(22,854)	(307)	(23,161)
Preferred dividends(2)					(1,941)	(1,941)		(1,941)
Distributions to non-controlling interests							(5,006)	(5,006)
Conversion of non-controlling interest units to shares of common stock		5,710	—	105		105	(105)	—
Adjustment to non-controlling interests				(234)		(234)	234	—
Share-based long term incentive plan unit awards				240		240	4	244
BALANCE, September 30, 2021	$111,034	51,677,667	$52	$1,057,939	$(105,699)	$1,063,326	$31,944	$1,095,270
(1)Net of discounts and commissions and offering costs.
(2)For the three-month periods ended September 30, 2022 and 2021, dividends totaling $0.45 and $0.45, respectively, per share of common stock and convertible unit outstanding, were declared. For the nine-month periods ended September 30, 2022 and 2021, dividends totaling $1.35 and $1.19, respectively, per share of common stock and convertible unit outstanding, were declared.
(3)For the three-month periods ended September 30, 2022 and 2021, dividends totaling $0.8125 and $0.421875, respectively, per share of preferred stock were declared. For the nine-month periods ended September 30, 2022 and 2021, dividends totaling $2.4375 and $1.265625, respectively, per share of preferred stock were declared.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2022	September 30, 2021
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$70,204	$58,832
Cash Flows from Investing Activities:
Purchase of securities	$(1,034,217)	(1,770,962)
Purchase of loans	(2,758,684)	(1,225,176)
Capital improvements of real estate owned	(137)	(2,205)
Proceeds from disposition of securities	1,069,959	1,090,836
Proceeds from disposition of loans	27,502	1,064
Contributions to investments in unconsolidated entities	(15,254)	(9,171)
Distributions from investments in unconsolidated entities	202,818	119,395
Proceeds from disposition of real estate owned	5,198	1,335
Proceeds from principal payments of securities	259,252	357,692
Proceeds from principal payments of loans	484,637	225,426
Proceeds from securities sold short	776,902	377,784
Repurchase of securities sold short	(675,663)	(384,275)
Payments on financial derivatives	(86,868)	(41,821)
Proceeds from financial derivatives	165,384	41,283
Payments made on reverse repurchase agreements	(26,676,129)	(15,049,417)
Proceeds from reverse repurchase agreements	26,592,168	15,046,818
Due from brokers, net	17,949	(628)
Due to brokers, net	59,325	(82)
Net cash provided by (used in) investing activities	(1,585,858)	(1,222,104)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	53,342	141,619
Net proceeds from the issuance of preferred stock(1)	511	—
Offering costs paid	(757)	(482)
Repurchase of common stock	(1,659)	—
Dividends paid	(91,459)	(58,469)
Contributions from non-controlling interests	11,853	10,744
Distributions to non-controlling interests	(16,206)	(20,342)
Proceeds from issuance of Other secured borrowings	15,063	64,837
Principal payments on Other secured borrowings	(27,066)	(25,718)
Borrowings under repurchase agreements	9,074,510	4,131,514
Repayments of repurchase agreements	(8,392,715)	(3,482,991)
Proceeds from issuance of Senior notes, at fair value	206,385	—
Repayment of Senior notes	(86,000)	—
Proceeds from issuance of Other secured borrowings, at fair value	857,578	534,477
Repayment of Other secured borrowings, at fair value	—	(111,529)
Due from brokers, net	(5,393)	(26,700)
Due to brokers, net	61	(1,718)
Net cash provided by (used in) financing activities	1,598,048	1,155,242
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	82,394	(8,030)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	92,836	111,822
Cash, Cash Equivalents, and Restricted Cash, End of Period	$175,230	$103,792

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2022	September 30, 2021
(In thousands)	Expressed in U.S. Dollars
Supplemental disclosure of cash flow information:
Interest paid	$75,005	$34,531
Income tax paid	144	2,485
Dividends payable	11,732	9,149
Shares issued in connection with incentive fee payment (non-cash)	325	716
Share-based long term incentive plan unit awards (non-cash)	1,019	—
Transfers from mortgage loans to real estate owned (non-cash)	1,018	14,033
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	209,965	82,837
Transfers from corporate loans to investments in unconsolidated entities (non-cash)	1,000	—
Purchase of loans (non-cash)	—	(800)
Proceeds from principal payments of investments (non-cash)	267,368	341,503
Principal payments on Other secured borrowings, at fair value (non-cash)	(259,899)	(341,503)
Proceeds received from Other secured borrowings, at fair value (non-cash)	255,914	40,670
Principal payments on Other secured borrowings (non-cash)	(43,719)	—
Proceeds from issuance of Other secured borrowings (non-cash)	—	800
Repayments of repurchase agreements (non-cash)	(256,539)	(39,618)
(1)Net of discounts and commissions.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
The Company has securitized certain mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans." The Company's securitized non-QM loans are held as part of a collateralized financing entity, or "CFE." A CFE is a VIE that holds financial assets, issues beneficial interests in those assets, and has no more than nominal equity, and for which the issued beneficial interests have contractual recourse only to the related assets of the CFE. ASC 810, Consolidation ("ASC 810") allows the Company to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. The Company has elected the fair value option, or "FVO," for initial and subsequent recognition of the debt issued by its consolidated securitization trusts and has determined that each consolidated securitization trust meets the definition of a CFE; see Note 10 "Securitization Transactions—Residential Mortgage Loan Securitizations" for further discussion on the Company's securitization trusts. The Company has determined the inputs to the fair value measurement of the financial liabilities of each of its CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of each of the CFEs to measure the fair value of the financial assets of each of the CFEs. The fair value of the debt issued by each CFE is typically valued using both external pricing data, which includes third-party valuations, and internal pricing models. The securitized non-QM loans, which are assets of the CFEs, are included in Loans, at fair value, on the Company's Consolidated Balance Sheet. The debt issued by the CFEs is included in Other secured borrowings, at fair value, on the Company's Consolidated Balance Sheet. Unrealized gains (losses) from changes in fair value of Other secured borrowings, at fair value, are included in Unrealized gains (losses) on other secured borrowings, at fair value, net, on the Company's Condensed Consolidated Statement of Operations. The securitized non-QM loans and the debt issued by the Company's CFEs are both classified as Level 3.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is more than 50% likely to be realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or its open tax years. In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and its open tax years. The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. The Company recognizes interest and penalties, if any, related to uncertain tax positions, as income tax expense included in Income tax expense (benefit) on the Condensed Consolidated Statement of Operations.
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

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:
September 30, 2022:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$1,127,496	$7,819	$1,135,315
Non-Agency RMBS	—	110,763	105,785	216,548
CMBS	—	10,883	8,669	19,552
CLOs	—	13,247	17,288	30,535
Asset-backed securities, backed by consumer loans	—	—	75,568	75,568
Corporate debt securities	—	—	3,602	3,602
Corporate equity securities	—	—	11,169	11,169
U.S. Treasury securities	—	30,483	—	30,483
Loans, at fair value:
Residential mortgage loans	—	—	3,348,810	3,348,810
Commercial mortgage loans	—	—	464,513	464,513
Consumer loans	—	—	6,038	6,038
Corporate loans	—	—	3,534	3,534
Investment in unconsolidated entities, at fair value	—	—	171,379	171,379
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	77	77
Credit default swaps on asset-backed indices	—	2,250	—	2,250
Credit default swaps on corporate bonds	—	95	—	95
Credit default swaps on corporate bond indices	—	930	—	930
Interest rate swaps	—	125,823	—	125,823
TBAs	—	29,116	—	29,116
Warrants	—	663	—	663
Futures	828	—	—	828
Forwards	—	261	—	261
Total assets	$828	$1,452,010	$4,224,251	$5,677,089
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(199,542)	$—	$(199,542)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(32)	—	(32)
Credit default swaps on corporate bonds	—	(251)	—	(251)
Credit default swaps on corporate bond indices	—	(17)	—	(17)
Interest rate swaps	—	(49,041)	—	(49,041)
TBAs	—	(798)	—	(798)
Futures	(242)	—	—	(242)
Total return swaps	—	—	(37)	(37)
Other secured borrowings, at fair value	—	—	(1,635,829)	(1,635,829)
Senior notes, at fair value	—	—	(193,515)	(193,515)
Total liabilities	$(242)	$(249,681)	$(1,829,381)	$(2,079,304)

December 31, 2021:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$1,686,906	$9,710	$1,696,616
Non-Agency RMBS	—	81,666	134,888	216,554
CMBS	—	12,509	13,134	25,643
CLOs	—	35,651	26,678	62,329
Asset-backed securities, backed by consumer loans	—	—	73,108	73,108
Corporate debt securities	—	356	5,198	5,554
Corporate equity securities	—	—	7,556	7,556
Loans, at fair value:
Residential mortgage loans	—	—	2,016,228	2,016,228
Commercial mortgage loans	—	—	326,197	326,197
Consumer loans	—	—	62,365	62,365
Corporate loans	—	—	10,531	10,531
Investment in unconsolidated entities, at fair value	—	—	195,643	195,643
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	303	303
Credit default swaps on asset-backed indices	—	1,751	—	1,751
Credit default swaps on corporate bond indices	—	156	—	156
Interest rate swaps	—	13,993	—	13,993
TBAs	—	1,229	—	1,229
Options	—	278	—	278
Warrants	—	706	—	706
Futures	478	—	—	478
Total assets	$478	$1,835,201	$2,881,539	$4,717,218
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(120,525)	$—	$(120,525)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(39)	—	(39)
Credit default swaps on corporate bonds	—	(99)	—	(99)
Credit default swaps on corporate bond indices	—	(1,870)	—	(1,870)
Interest rate swaps	—	(9,098)	—	(9,098)
TBAs	—	(909)	—	(909)
Futures	(75)	—	—	(75)
Forwards	—	(208)	—	(208)
Other secured borrowings, at fair value	—	—	(984,168)	(984,168)
Total liabilities	$(75)	$(132,748)	$(984,168)	$(1,116,991)

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2022 and December 31, 2021:
September 30, 2022:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$62,658	Market Quotes	Non Binding Third-Party Valuation	$0.47	$153.16	$69.69
	43,127	Discounted Cash Flows
	105,785		Yield(1)	—%	121.3%	13.7%
			Projected Collateral Prepayments	—%	99.0%	34.0%
			Projected Collateral Losses	—%	97.3%	20.3%
			Projected Collateral Recoveries	—%	70.1%	18.9%
Non-Agency CMBS	8,115	Market Quotes	Non Binding Third-Party Valuation	$6.35	$74.51	$34.62
	554	Discounted Cash Flows
	8,669		Yield	6.7%	15.9%	11.6%
			Projected Collateral Losses	0.5%	29.5%	4.8%
			Projected Collateral Recoveries	70.5%	96.4%	93.1%
CLOs	10,755	Market Quotes	Non Binding Third-Party Valuation	$4.00	$70.00	$40.18
	6,533	Discounted Cash Flows
	17,288		Yield	16.0%	49.6%	28.8%
Agency interest only RMBS	2,650	Market Quotes	Non Binding Third-Party Valuation	$0.39	$18.97	$11.36
	5,169	Option Adjusted Spread ("OAS")
	7,819		LIBOR OAS(2)(3)	74	4,176	611
			Projected Collateral Prepayments	23.7%	100.0%	58.9%
ABS backed by consumer loans	75,568	Discounted Cash Flows	Yield	2.2%	29.1%	12.7%
			Projected Collateral Prepayments	0.0%	17.7%	14.1%
			Projected Collateral Losses	0.5%	29.2%	22.8%
Corporate debt and equity	14,771	Discounted Cash Flows	Yield	10.0%	25.8%	11.3%
Performing and re-performing residential mortgage loans	1,560,948	Discounted Cash Flows	Yield	2.5%	62.4%	7.5%
Securitized residential mortgage loans(4)(5)	1,676,395	Market Quotes	Non Binding Third-Party Valuation	$0.57	$97.28	$86.70
	86,450	Discounted Cash Flows
	1,762,845		Yield	4.2%	18.3%	7.2%
Non-performing residential mortgage loans	25,017	Discounted Cash Flows	Yield	4.0%	60.1%	13.1%
			Recovery Amount	1.6%	188.3%	28.4%
			Months to Resolution	5.8	103.7	25.7
Performing commercial mortgage loans	432,740	Discounted Cash Flows	Yield	7.4%	11.7%	9.4%
Non-performing commercial mortgage loans	31,773	Discounted Cash Flows	Yield	14.5%	23.5%	19.1%
			Recovery Amount	100.0%	100.2%	100.1%
			Months to Resolution	2.8	2.8	2.8

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Consumer loans	6,038	Discounted Cash Flows	Yield	10.5%	73.0%	14.5%
			Projected Collateral Prepayments	0.0%	23.7%	13.4%
			Projected Collateral Losses	1.4%	60.3%	11.5%
Corporate loans	3,534	Discounted Cash Flows	Yield	6.0%	7.0%	6.1%
Investment in unconsolidated entities—Loan origination entities	32,848	Enterprise Value	Equity Price-to-Book(6)	1.0x	3.3x	1.4x
Investment in unconsolidated entities—Other	87,864	Enterprise Value	Net Asset Value	n/a	n/a	n/a
Investment in unconsolidated entities—Loan origination-related entities	50,667	Recent Transactions	Transaction Price	n/a	n/a	n/a
	171,379
Credit default swaps on asset-backed securities	77	Net Discounted Cash Flows	Projected Collateral Prepayments	22.8%	31.0%	23.7%
			Projected Collateral Losses	6.5%	8.8%	8.6%
			Projected Collateral Recoveries	12.1%	15.8%	12.2%
Total return swaps	(37)	Discounted Cash Flows	Yield	16.3%	16.3%	16.3%
Other secured borrowings, at fair value(4)	(1,635,829)	Market Quotes	Non Binding Third-Party Valuation	$51.06	$97.28	$88.76
			Yield	5.0%	6.7%	6.3%
			Projected Collateral Prepayments	87.4%	90.9%	88.9%
Senior notes, at fair value	(193,515)	Market Quotes	Non Binding Third-Party Valuation	$92.15	$92.15	$92.15
(1)For the range minimum, the range maximum, and the weighted average yield, excludes non-Agency RMBS with a negative yield, with a total fair value of $0.2 million. Including these securities the weighted average yield was 13.6%.
(2)Shown in basis points.
(3)For range minimum, range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $0.5 million. Including these securities the weighted average was 512 basis points.
(4)Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(5)Includes $9.0 million of non-performing securitized residential mortgage loans.
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

The tables below includes a roll-forward of the Company's financial instruments for the three- and nine-month periods ended September 30, 2022 and 2021 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended September 30, 2022

(In thousands)	Beginning Balance as of June 30, 2022	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2022
Assets:
Securities, at fair value:
Agency RMBS	$12,389	$(751)	$(723)	$(62)	$—	$(2,214)	$1,094	$(1,914)	$7,819
Non-Agency RMBS	131,449	(73)	216	(5,402)	—	(13,789)	3,240	(9,856)	105,785
CMBS	9,380	54	1,932	(581)	—	(3,265)	3,230	(2,081)	8,669
CLOs	23,378	(631)	3,324	(221)	—	(6,086)	643	(3,119)	17,288
Asset-backed securities backed by consumer loans	78,183	(2,376)	318	(2,618)	13,063	(11,002)	—	—	75,568
Corporate debt securities	1,767	—	133	(148)	5,391	(3,541)	—	—	3,602
Corporate equity securities	10,276	—	(80)	188	785	—	—	—	11,169
Loans, at fair value:
Residential mortgage loans	2,995,584	(3,394)	(1,561)	(114,175)	712,965	(240,609)	—	—	3,348,810
Commercial mortgage loans	477,378	—	11	54	77,888	(90,818)	—	—	464,513
Consumer loans	7,410	(362)	(1,172)	986	523	(1,347)	—	—	6,038
Corporate loan	10,448	—	—	—	100	(7,014)	—	—	3,534
Investments in unconsolidated entities, at fair value	192,269	—	(1,317)	(24,196)	36,928	(32,305)	—	—	171,379
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	202	—	(844)	717	2	—	—	—	77
Total assets, at fair value	$3,950,113	$(7,533)	$237	$(145,458)	$847,645	$(411,990)	$8,207	$(16,970)	$4,224,251
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$—	$—	$—	$(37)	$—	$—	$—	$—	$(37)
Other secured borrowings, at fair value	(1,448,182)	(397)	—	79,430	57,864	(324,544)	—	—	(1,635,829)
Senior notes, at fair value	(202,650)	—	—	9,135	—	—	—	—	(193,515)
Total liabilities, at fair value	$(1,650,832)	$(397)	$—	$88,528	$57,864	$(324,544)	$—	$—	$(1,829,381)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2022, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2022. For Level 3 financial instruments held by the Company at September 30, 2022, change in net unrealized gain (loss) of $(8.0) million, $(113.1) million, $(27.0) million, $0.7 million, $(37) thousand, $79.4 million, and $9.1 million, for the three-month period ended September 30, 2022 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, other secured borrowings, at fair value, and senior notes, at fair value, respectively.
At September 30, 2022, the Company transferred $17.0 million of assets from Level 3 to Level 2 and $8.2 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
Three-Month Period Ended September 30, 2021

(In thousands)	Beginning Balance as of June 30, 2021	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2021
Assets:
Securities, at fair value:
Agency RMBS	$9,936	$(1,285)	$(15)	$278	$2,038	$—	$780	$—	$11,732
Non-Agency RMBS	114,464	612	680	(1,918)	154	(9,005)	1,613	—	106,600
CMBS	17,025	27	1,987	(468)	—	(15,070)	8,647	—	12,148
CLOs	33,989	(1,688)	2,689	3,007	85	(7,961)	—	—	30,121
Asset-backed securities backed by consumer loans	69,254	(1,813)	287	(1,598)	15,853	(10,688)	—	—	71,295
Corporate debt securities	5,444	—	1,271	(700)	2,207	(3,803)	—	—	4,419
Corporate equity securities	8,497	—	661	224	351	(1,739)	—	—	7,994
Loans, at fair value:
Residential mortgage loans	1,445,651	(3,864)	277	(4,475)	405,291	(186,179)	—	—	1,656,701
Commercial mortgage loans	228,450	—	17	71	72,415	(33,362)	—	—	267,591
Consumer loans	52,016	(1,919)	(105)	19	13,941	(8,276)	—	—	55,676
Corporate loan	16,584	—	—	(267)	254	(10)	—	—	16,561
Investments in unconsolidated entities, at fair value	178,979	—	4,225	(1,676)	9,674	(49,183)	—	—	142,019
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	303	—	(4)	—	4	—	—	—	303
Total return swaps	520	—	26	(520)	—	(26)	—	—	—
Total assets, at fair value	$2,181,112	$(9,930)	$11,996	$(8,023)	$522,267	$(325,302)	$11,040	$—	$2,383,160
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$(56)	$—	$(67)	$56	$67	$—	$—	$—	$—
Other secured borrowings, at fair value(3)	(1,003,037)	—	—	1,482	129,249	—	—	—	(872,306)
Total liabilities, at fair value	$(1,003,093)	$—	$(67)	$1,538	$129,316	$—	$—	$—	$(872,306)
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
At September 30, 2021, the Company transferred $11.0 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Nine-Month Period Ended September 30, 2022

(In thousands)	Beginning Balance as of December 31, 2021	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2022
Assets:
Securities, at fair value:
Agency RMBS	$9,710	$(1,595)	$9	$(1,421)	$840	$(1,074)	$3,393	$(2,043)	$7,819
Non-Agency RMBS	134,888	743	2,167	(14,655)	18,614	(26,541)	18,916	(28,347)	105,785
CMBS	13,134	97	3,050	(2,142)	620	(5,297)	5,470	(6,263)	8,669
CLOs	26,678	(2,048)	6,231	(2,859)	—	(13,659)	8,205	(5,260)	17,288
Asset-backed securities backed by consumer loans	73,108	(4,528)	18	(8,250)	49,300	(34,080)	—	—	75,568
Corporate debt securities	5,198	—	1,666	(1,828)	10,703	(12,137)	—	—	3,602
Corporate equity securities	7,556	—	1,659	(1,176)	5,768	(2,638)	—	—	11,169
Loans, at fair value:
Residential mortgage loans	2,016,228	(12,405)	56	(297,423)	2,332,444	(690,090)	—	—	3,348,810
Commercial mortgage loans	326,197	—	22	(1,170)	411,693	(272,229)	—	—	464,513
Consumer loans	62,365	(2,885)	(1,870)	615	11,505	(63,692)	—	—	6,038
Corporate loan	10,531	—	(1,000)	—	2,425	(8,422)	—	—	3,534
Investments in unconsolidated entities, at fair value	195,643	—	(177)	(54,107)	232,838	(202,818)	—	—	171,379
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	303	—	(853)	615	12	—	—	—	77
Total assets, at fair value	$2,881,539	$(22,621)	$10,978	$(383,801)	$3,076,762	$(1,332,677)	$35,984	$(41,913)	$4,224,251
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$—	$—	$—	$(37)	$—	$—	$—	$—	$(37)
Other secured borrowings, at fair value	(984,168)	(397)	—	202,329	271,817	(1,125,410)	—	—	(1,635,829)
Senior notes, at fair value	—	—	—	16,485	—	(210,000)	—	—	(193,515)
Total liabilities, at fair value	$(984,168)	$(397)	$—	$218,777	$271,817	$(1,335,410)	$—	$—	$(1,829,381)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2022, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2022. For Level 3 financial instruments held by the Company at September 30, 2022, change in net unrealized gain (loss) of $(31.8) million, $(297.6) million, $(61.0) million, $0.6 million, $(37) thousand, $202.3 million, and $16.5 million, for the nine-month period ended September 30, 2022 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, other secured borrowings, at fair value, and senior notes, at fair value, respectively.
At September 30, 2022, the Company transferred $41.9 million of assets from Level 3 to Level 2 and $36.0 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Nine-Month Period Ended September 30, 2021

(In thousands)	Beginning Balance as of December 31, 2020	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2021
Assets:
Securities, at fair value:
Agency RMBS	$11,663	$(2,570)	$943	$(1,408)	$2,039	$(1,533)	$5,093	$(2,495)	$11,732
Non-Agency RMBS	127,838	1,926	2,993	(2,533)	22,392	(42,009)	5,831	(9,838)	106,600
CMBS	63,148	404	4,329	4,946	—	(60,449)	397	(627)	12,148
CLOs	111,100	(371)	934	19,782	104	(77,879)	1,601	(25,150)	30,121
Asset-backed securities backed by consumer loans	44,925	(3,796)	466	(3,181)	61,665	(28,784)	—	—	71,295
Corporate debt securities	4,082	—	1,497	(517)	3,824	(4,467)	—	—	4,419
Corporate equity securities	1,590	—	276	2,538	5,329	(1,739)	—	—	7,994
Loans, at fair value:
Residential mortgage loans	1,187,069	(9,575)	738	(2,788)	955,069	(473,812)	—	—	1,656,701
Commercial mortgage loans	213,031	24	323	141	219,914	(165,842)	—	—	267,591
Consumer loans	47,525	(5,756)	(1,381)	476	40,008	(25,196)	—	—	55,676
Corporate loan	5,855	—	—	(267)	10,985	(12)	—	—	16,561
Investment in unconsolidated entities, at fair value	141,620	—	4,386	23,400	92,008	(119,395)	—	—	142,019
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	347	—	39	(44)	10	(49)	—	—	303
Total return swaps	9	—	167	(9)	—	(167)	—	—	—
Total assets, at fair value	$1,959,802	$(19,714)	$15,710	$40,536	$1,413,347	$(1,001,333)	$12,922	$(38,110)	$2,383,160
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$(484)	$—	$(1,428)	$484	$1,428	$—	$—	$—	$—
Other secured borrowings, at fair value(3)	(754,921)	—	—	4,730	453,032	(575,147)	—	—	(872,306)
Total liabilities, at fair value	$(755,405)	$—	$(1,428)	$5,214	$454,460	$(575,147)	$—	$—	$(872,306)
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

The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022		December 31, 2021
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$175,230	$175,230	$92,661	$92,661
Restricted cash	—	—	175	175
Due from brokers	86,957	86,957	93,549	93,549
Reverse repurchase agreements	204,654	204,654	123,250	123,250
Liabilities:
Repurchase agreements	2,895,019	2,895,019	2,469,763	2,469,763
Other secured borrowings	40,900	40,900	96,622	96,622
Senior notes, net	—	—	86,249	85,802
Due to brokers	61,978	61,978	2,233	2,233
Cash and cash equivalents generally includes cash held in interest bearing overnight accounts, for which fair value equals the carrying value, and investments which are liquid in nature, such as investments in money market accounts or U.S. Treasury Bills, for which fair value equals the carrying value; such assets are considered Level 1. Restricted cash includes cash held in a segregated account for which fair value equals the carrying value; such assets are considered Level 1. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; fair value of these items is approximated by carrying value and such items are considered Level 1. The Company's reverse repurchase agreements, repurchase agreements, and other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements, repurchase agreements, and other secured borrowings are classified as Level 2 based on the adequacy of the collateral and their short term nature. Senior notes, net are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments. As of December 31, 2021, the estimated fair value of the Company's Senior notes, net was based on a third-party valuation.

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of September 30, 2022 and December 31, 2021.
September 30, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$156,524	$4,390	$160,914	$—	$(18,212)	$142,702	2.54%	1.76%	4.45
20-year fixed-rate mortgages	7,382	393	7,775	—	(1,488)	6,287	2.41%	1.56%	7.09
30-year fixed-rate mortgages	1,037,876	22,495	1,060,371	—	(130,864)	929,507	3.32%	2.91%	8.93
Adjustable rate mortgages	6,672	584	7,256	—	(758)	6,498	3.41%	2.29%	4.79
Reverse mortgages	30,502	3,189	33,691	—	(2,895)	30,796	3.47%	2.39%	4.67
Interest only securities	n/a	n/a	20,101	1,510	(2,086)	19,525	1.53%	9.63%	5.54
Non-Agency RMBS	331,522	(117,925)	213,597	5,021	(25,319)	193,299	3.85%	7.28%	6.20
CMBS	38,996	(17,920)	21,076	388	(5,787)	15,677	2.60%	8.45%	8.16
Non-Agency interest only securities	n/a	n/a	23,450	4,471	(797)	27,124	0.20%	14.84%	8.41
CLOs	n/a	n/a	45,013	2,999	(17,477)	30,535	1.87%	8.69%	3.54
ABS backed by consumer loans	111,727	(26,001)	85,726	432	(10,590)	75,568	12.00%	12.93%	1.18
Corporate debt	25,161	(21,244)	3,917	88	(403)	3,602	—%	—%	1.10
Corporate equity	n/a	n/a	10,578	2,840	(2,249)	11,169	n/a	n/a	n/a
U.S. Treasury securities	32,300	26	32,326	—	(1,843)	30,483	2.89%	2.85%	5.33
Total Long	1,778,662	(152,013)	1,725,791	17,749	(220,768)	1,522,772	1.67%	4.29%	7.38
Short:
U.S. Treasury securities	(193,100)	4,956	(188,144)	10,723	(183)	(177,604)	2.16%	2.51%	5.24
European sovereign bonds	(23,228)	(3,600)	(26,828)	4,890	—	(21,938)	0.01%	0.04%	2.43
Total Short	(216,328)	1,356	(214,972)	15,613	(183)	(199,542)	1.93%	2.21%	4.93
Total	$1,562,334	$(150,657)	$1,510,819	$33,362	$(220,951)	$1,323,230	1.66%	4.05%	7.09
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

The following tables detail weighted average life of the Company's Agency RMBS as of September 30, 2022 and December 31, 2021.
September 30, 2022:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$21,155	$22,926	3.60%	$2,456	$2,906	0.98%
Greater than three years and less than seven years	220,121	246,931	3.13%	11,713	12,321	1.72%
Greater than seven years and less than eleven years	869,360	993,984	3.23%	5,073	4,555	2.51%
Greater than eleven years	5,154	6,166	2.69%	283	319	0.68%
Total	$1,115,790	$1,270,007	3.22%	$19,525	$20,101	1.53%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of September 30, 2022 and December 31, 2021.
September 30, 2022:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$67,934	$72,559	3.57%	$1,615	$1,107	1.64%	$94,901	$109,256	6.24%
Greater than three years and less than seven years	55,935	58,953	4.17%	3,913	4,366	1.47%	45,287	57,726	2.20%
Greater than seven years and less than eleven years	57,705	69,132	3.98%	21,596	17,977	0.17%	—	—	—%
Greater than eleven years	27,402	34,029	3.02%	—	—	—%	—	—	—%
Total	$208,976	$234,673	3.72%	$27,124	$23,450	0.20%	$140,188	$166,982	4.95%
(1)Expected average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
(2)Other Securities includes ABS backed by consumer loans, corporate debt, and U.S. Treasury securities.
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
(2)Other Securities includes ABS backed by consumer loans, corporate debt, and U.S. Treasury securities.
(3)Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.
The following table details the components of interest income by security type for the three- and nine-month periods ended September 30, 2022 and 2021:

	Three-Month Period Ended
(In thousands)	September 30, 2022			September 30, 2021
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$11,950	$(1,169)	$10,781	$14,797	$(9,551)	$5,246
Non-Agency RMBS and CMBS	5,020	(52)	4,968	3,307	748	4,055
CLOs	1,523	(595)	928	3,532	(1,456)	2,076
Other securities(1)	5,473	(2,377)	3,096	4,590	(1,813)	2,777
Total	$23,966	$(4,193)	$19,773	$26,226	$(12,072)	$14,154
(1)Other securities includes ABS backed by consumer loans, corporate debt securities, and U.S. Treasury securities.

	Nine-Month Period Ended
(In thousands)	September 30, 2022			September 30, 2021
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$39,227	$(9,199)	$30,028	$43,449	$(20,123)	$23,326
Non-Agency RMBS and CMBS	13,878	79	13,957	10,321	3,179	13,500
CLOs	5,139	(1,800)	3,339	7,978	59	8,037
Other securities(1)	15,616	(4,525)	11,091	12,296	(3,796)	8,500
Total	$73,860	$(15,445)	$58,415	$74,044	$(20,681)	$53,363
(1)Other securities includes ABS backed by consumer loans, corporate debt securities, and U.S. Treasury securities.
For the three-month periods ended September 30, 2022 and 2021 the Catch-Up Premium Amortization Adjustment was $1.6 million and $(2.9) million, respectively. For the nine-month periods ended September 30, 2022 and 2021 the Catch-Up Premium Amortization Adjustment was $3.1 million and $10 thousand, respectively.

The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three- and nine-month periods ended September 30, 2022 and 2021.

	Three-Month Period Ended
(In thousands)	September 30, 2022				September 30, 2021
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$311,908	$728	$(34,921)	$(34,193)	$128,510	$831	$(1,860)	$(1,029)
Non-Agency RMBS and CMBS	13,121	2,210	(372)	1,838	55,122	3,887	(1,081)	2,806
CLOs	992	3,324	(57)	3,267	—	2,846	—	2,846
Other securities(3)	79,510	636	(366)	270	145,131	2,460	(313)	2,147
Total	$405,531	$6,898	$(35,716)	$(28,818)	$328,763	$10,024	$(3,254)	$6,770
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(2.0) million and $(0.3) million, for the three-month periods ended September 30, 2022 and 2021, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

	Nine-Month Period Ended
(In thousands)	September 30, 2022				September 30, 2021
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$878,629	$1,923	$(68,939)	$(67,016)	$620,728	$4,171	$(9,114)	$(4,943)
Non-Agency RMBS and CMBS	20,715	6,546	(398)	6,148	196,874	13,396	(2,598)	10,798
CLOs	18,259	7,584	(747)	6,837	129,001	3,882	(973)	2,909
Other securities(3)	173,437	4,301	(820)	3,481	169,812	2,705	(185)	2,520
Total	$1,091,040	$20,354	$(70,904)	$(50,550)	$1,116,415	$24,154	$(12,870)	$11,284
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(4.5) million and $(1.5) million for the nine-month periods ended September 30, 2022 and 2021, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.
The following tables present the fair value and gross unrealized losses of our long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost bases, by length of time that such securities have been in an unrealized loss position at September 30, 2022 and December 31, 2021.
September 30, 2022:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$873,628	$(108,405)	$245,402	$(46,133)	$1,119,030	$(154,538)
Non-Agency RMBS and CMBS	64,863	(5,565)	30,650	(7,862)	95,513	(13,427)
CLOs	5,985	(504)	15,332	(5,081)	21,317	(5,585)
Other securities(1)	33,122	(3,245)	565	(847)	33,687	(4,092)
Total	$977,598	$(117,719)	$291,949	$(59,923)	$1,269,547	$(177,642)
(1)Other securities includes corporate debt and equity securities.

December 31, 2021:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$1,083,017	$(15,190)	$39,124	$(1,815)	$1,122,141	$(17,005)
Non-Agency RMBS and CMBS	11,296	(802)	4,462	(1,850)	15,758	(2,652)
CLOs	624	(14)	1,302	(2,749)	1,926	(2,763)
Total	$1,094,937	$(16,006)	$44,888	$(6,414)	$1,139,825	$(22,420)
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of September 30, 2022 and December 31, 2021, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $28.0 million and $17.5 million, respectively, related to adverse changes in estimated future cash flows on its securities. Certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such securities. As of December 31, 2021, the estimated credit losses on such securities was $0.3 million; there were no estimated credit losses on such securities at September 30, 2022.
The Company has determined for certain securities that a portion of such securities cost basis is not collectible. For the three-month periods ended September 30, 2022 and 2021, the Company recognized realized losses on these securities of $(2.0) million and $(0.3) million, respectively. For the nine-month periods ended September 30, 2022 and 2021, the Company recognized realized losses on these securities of $(4.5) million and $(1.5) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, and corporate loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of September 30, 2022 and December 31, 2021:

	As of
(In thousands)	September 30, 2022		December 31, 2021
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$3,597,404	$3,348,810	$1,969,874	$2,016,228
Commercial mortgage loans	465,924	464,513	326,438	326,197
Consumer loans	6,203	6,038	59,881	62,365
Corporate loans	3,534	3,534	10,531	10,531
Total	$4,073,065	$3,822,895	$2,366,724	$2,415,321
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

The following table provides details, by loan type, for loans that are 90 days or more past due as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022		December 31, 2021
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$38,382	$35,505	$36,528	$33,288
Commercial mortgage loans	31,800	31,773	15,500	15,462
Consumer loans	169	157	600	589
Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of September 30, 2022 and December 31, 2021.
September 30, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$3,281,521	$42,821	$3,324,342	$2,494	$(274,648)	$3,052,188	6.22%	5.53%	3.99
Residential mortgage loans, held-for-sale	315,883	3,762	319,645	96	(23,119)	296,622	6.16	5.91%	5.41
Total residential mortgage loans	$3,597,404	$46,583	$3,643,987	$2,590	$(297,767)	$3,348,810	6.22%	5.56%	4.11
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.763 billion of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $70 thousand and $(233.4) million of gross unrealized gains and gross unrealized losses, respectively. See Residential Mortgage Loan Securitizations in Note 10 for additional information.
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

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of September 30, 2022 and December 31, 2021:

Property Location by U.S. State	September 30, 2022	December 31, 2021
California	34.2%	40.2%
Florida	16.6%	14.9%
Texas	10.5%	11.9%
Utah	3.5%	2.9%
Arizona	3.0%	2.1%
North Carolina	2.6%	1.8%
Georgia	2.4%	1.5%
Tennessee	2.3%	1.6%
Pennsylvania	2.1%	0.9%
Massachusetts	1.9%	2.2%
Nevada	1.9%	1.9%
New Jersey	1.8%	1.1%
Illinois	1.7%	2.0%
Washington	1.7%	1.5%
Colorado	1.6%	2.0%
New York	1.3%	1.7%
Oregon	1.3%	1.8%
Maryland	1.0%	0.7%
Connecticut	0.9%	1.2%
Other	7.7%	6.1%
	100.0%	100.0%
The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of September 30, 2022 and December 31, 2021.

	As of
	September 30, 2022		December 31, 2021
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$9,751	$8,597	$20,712	$20,611
Non-performing	36,738	33,969	33,949	30,806
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. As of September 30, 2022 and December 31, 2021, the Company had expected future credit losses related to adverse changes in estimated future cash flows, which it tracks for purposes of calculating interest income, of $24.2 million and $3.0 million, respectively, related to its residential mortgage loans. Certain of the Company's residential mortgage loans, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such loans; as of September 30, 2022 and December 31, 2021, the estimated credit losses on such loans was $36 thousand and $0.1 million, respectively.
The Company has determined for certain of its residential mortgage loans that a portion of such loans' cost basis is not collectible. For the nine-month period ended September 30, 2021, the Company recognized realized losses on these loans of $(33) thousand; no such realized losses were recognized during the three month periods ended September 30, 2022 and 2021 or the nine-month period ended September 30, 2022. Such losses are reflected in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
As of September 30, 2022 and December 31, 2021, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $22.1 million and $8.1 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of September 30, 2022 and December 31, 2021:
September 30, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$465,924	$—	$465,924	$42	$(1,453)	$464,513	8.39%	9.01%	1.06
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $31.8 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of September 30, 2022 and December 31, 2021:

Property Location by U.S. State	September 30, 2022	December 31, 2021
Florida	20.8%	32.3%
Texas	11.7%	—%
New York	10.6%	13.5%
Arizona	9.3%	9.3%
Georgia	6.7%	—%
New Jersey	5.4%	5.1%
Michigan	4.8%	4.9%
Massachusetts	4.8%	—%
Illinois	4.1%	—%
Ohio	4.0%	7.3%
Oklahoma	3.6%	—%
North Carolina	3.3%	5.9%
Tennessee	2.3%	7.7%
Connecticut	1.9%	3.5%
New Hampshire	1.9%	3.5%
Louisiana	1.3%	—%
Pennsylvania	1.3%	—%
Rhode Island	1.1%	—%
Missouri	—%	7.0%
Other	1.1%	—%
	100.0%	100.0%
As of September 30, 2022, the Company had two non-performing commercial mortgage loans with an unpaid principal balance and fair value of $31.8 million and $31.8 million, respectively. As of December 31, 2021, the Company had one non-

performing commercial mortgage loan with an unpaid principal balance and fair value of $15.5 million and $15.5 million, respectively.
As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of September 30, 2022 and December 31, 2021, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $1.5 million and $0.3 million, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
The Company did not have any commercial mortgage loans in the process of foreclosure as of September 30, 2022 or December 31, 2021.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of September 30, 2022 and December 31, 2021:
September 30, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$6,203	$(49)	$6,154	$440	$(556)	$6,038	0.86	9
(1)Includes $0.2 million of charged-off loans for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
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
During the nine-month period ended September 30, 2022, the Company sold the majority of its performing consumer loans, with an unpaid principal balance of $47.7 million, to a securitization trust; see Note 10, Participation in Multi-Seller Consumer Loan Securitization. This sale resulted in a significant reduction in the size of our consumer loan portfolio as of September 30, 2022 as compared to December 31, 2021.
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of September 30, 2022 and December 31, 2021.

Days Past Due	September 30, 2022	December 31, 2021
Current	91.9%	96.0%
30-59 Days	3.5%	1.7%
60-89 Days	1.9%	1.3%
90-119 Days	2.6%	1.0%
>120 Days	0.1%	—%
	100.0%	100.0%

During the three-month periods ended September 30, 2022 and 2021, the Company charged off $0.3 million and $0.5 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. During each of the nine-month periods ended September 30, 2022 and 2021, the Company charged off $2.9 million, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of September 30, 2022 and December 31, 2021, the Company held charged-off consumer loans with an aggregate fair value of $0.2 million and $0.3 million, respectively, for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of September 30, 2022 and December 31, 2021, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.5 million and $1.3 million, respectively, on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the three-month periods ended September 30, 2022 and 2021, the Company recognized realized losses on these loans of $(1.3) million and $(0.1) million, respectively. For the nine-month periods ended September 30, 2022 and 2021, the Company recognized realized losses on these loans of $(1.8) million and $(1.4) million, respectively.
Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of September 30, 2022 and December 31, 2021:
September 30, 2022:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$3,534	$3,534	6.27%	3.09
(1)See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2021:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$10,531	$10,531	16.14%	4.01
(1)See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.
6. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of September 30, 2022 and December 31, 2021, the Company's investments in unconsolidated entities had an aggregate fair value of $171.4 million and $195.6 million, respectively, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the three-month periods ended September 30, 2022, and 2021, the Company recognized $(25.5) million and $2.5 million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. For the nine-month periods ended September 30, 2022, and 2021, the Company recognized $(54.3) million and $27.8 million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of September 30, 2022 and December 31, 2021, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $81.1 million and $63.9 million, respectively.

The following table provides details about the Company's investments in unconsolidated entities as of September 30, 2022 and December 31, 2021:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	September 30, 2022	December 31, 2021
Loan Originators:
Longbridge Financial, LLC(1)	Preferred shares	49.6%	49.6%
LendSure Mortgage Corp.(1)(2)	Common shares	49.9%	49.9%
Other(1)(3)	Various	24.7%–80.0%	31.5%–80.0%
Co-investments with Ellington affiliate(s)(1):
Elizon DB 2015-1 LLC(4)(5)	Membership Interest	13.0%	3.4%
Elizon NM CRE 2020-1 LLC(4)(6)	Membership Interest	20.1%	20.5%
Elizon CH CRE 2021-1 LLC(4)(7)	Membership Interest	32.6%	30.5%
Elizon NAT CRE 2021-1 LLC(4)(8)	Membership Interest	15.6%	—%
Other(4)	Membership Interest	—%	16.8%
Equity investments in securitization-related risk retention vehicles(9)	Membership Interest	24.6%–56.3%	56.3%
Other:
Jepson Holdings Limited(1)(4)	Membership Interest	5.4%	19.6%
Other(1)(4)(10)	Various	8.2%–79.0%	8.0%–79.0%
(1)See Note 13 for additional details on the Company's related party transactions.
(2)Excludes investment in equity interests convertible into non-voting common shares; including such interests the Company's additional non-voting stake in the entity was 13.8% as of both September 30, 2022 and December 31, 2021. See Note 13 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
(3)Excludes investment in non-voting common shares equal to 16.4% of a loan originator; including such shares the Company's total stake in such entity was 61.4% as of both September 30, 2022 and December 31, 2021. See Note 13 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(5)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 66.0% and 47.5% as of September 30, 2022 and December 31, 2021, respectively.
(6)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 54.2% and 31.0% as of September 30, 2022 and December 31, 2021, respectively.
(7)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 59.1% and 44.8% as of September 30, 2022 and December 31, 2021, respectively.
(8)As discussed in Note 13 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 13) each consolidate their segregated silos of the Joint Entity (as defined in Note 13). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 66.4% as of September 30, 2022; the Company did not have an interest in this entity as of December 31, 2021.
(9)Includes interests in Consumer Risk Retention Vehicles, as defined in Note 10—Participation in Multi-Seller Consumer Loan Securitizations. The Company has evaluated these entities and determined that they do not meet the definition of a VIE. The Company evaluated its interest in the entity under the voting interest model outlined in ASC 810, and has determined that the Company does not control these entities. As a result, the Company has not consolidated the entity. See Note 10 for additional details on the Company's securitization transactions.
(10)Includes interest in warehouse facilities; see Note 13—Participation in CLO Transactions, for additional details.
As of September 30, 2022 and December 31, 2021, the Company had non-controlling equity interests in various loan originators with an aggregate fair value of $83.2 million and $137.8 million, respectively. As of September 30, 2022, the Company's two largest investments in unconsolidated entities were in mortgage loan originators, LendSure Mortgage Corp., or "LendSure" and Longbridge Financial, LLC, or "Longbridge."

The Company's investment in LendSure was considered significant pursuant to Regulation S-X for the nine-month period ended September 30, 2022. For the three-month periods ended September 30, 2022 and 2021, the Company recognized $(6.9) million and $6.0 million, respectively, of unrealized gains (losses) from its investment in LendSure, which is included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations. For the nine-month periods ended September 30, 2022 and 2021, the Company recognized $(18.9) million and $11.6 million, respectively, of unrealized gains (losses) from its investment in LendSure, which is included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations. As of September 30, 2022 and December 31, 2021, the fair value of the Company's investment in LendSure was $26.6 million and $45.5 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The following table provides a summary of the results of operations of LendSure for the three- and nine-month periods ended September 30, 2022 and 2021.

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$15,715	$24,850	$45,734	$56,262
Net income (loss)	$1,299	$8,598	$2,453	$18,976
The Company's investment in Longbridge was considered significant pursuant to Regulation S-X for the nine-month period ended September 30, 2022. For the three-month periods ended September 30, 2022 and 2021, the Company recognized $(20.2) million and $(6.2) million, respectively, of unrealized gains (losses) from its investment in Longbridge, which is included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations. For the nine-month periods ended September 30, 2022 and 2021, the Company recognized $(37.1) million and $5.1 million, respectively, of unrealized gains (losses) from its investment in Longbridge, which is included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations. As of September 30, 2022 and December 31, 2021, the fair value of the Company's investment in Longbridge was $38.9 million and $74.5 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The following table provides a summary of the results of operations of Longbridge for the three- and nine-month periods ended September 30, 2022 and 2021.

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue(1)(2)	$52,884	$(67,699)	$(78,468)	$30,861
Net income (loss)	$4,436	$(8,246)	$(30,262)	$23,491
(1)Longbridge includes in Revenue mark-to-market gains and losses on certain reverse mortgage loans held for investment.
(2)Longbridge has conformed prior period to current period presentation.

7. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the three- and nine-month periods ended September 30, 2022 and 2021:

	Three-Month Period Ended
	September 30, 2022		September 30, 2021
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (June 30, 2022 and 2021, respectively)	6	$20,866	14	$35,295
Transfers from mortgage loans	—	—	4	1,479
Capital expenditures and other adjustments to cost		62		312
Adjustments to record at the lower of cost or fair value		(121)		699
Dispositions	(1)	(69)	(3)	(783)
Ending Balance (September 30, 2022 and 2021, respectively)	5	$20,738	15	$37,002

	Nine-Month Period Ended
	September 30, 2022		September 30, 2021
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2021 and 2020, respectively)	7	$24,681	13	$23,598
Transfers from mortgage loans	3	1,018	7	14,033
Capital expenditures and other adjustments to cost		137		2,205
Adjustments to record at the lower of cost or fair value		(539)		(1,406)
Dispositions	(5)	(4,559)	(5)	(1,428)
Ending Balance (September 30, 2022 and 2021, respectively)	5	$20,738	15	$37,002
During the three-month period ended September 30, 2022, the Company sold one REO property, realizing a net gain (loss) of approximately $(18) thousand. During the three-month period ended September 30, 2021, the Company sold three REO properties, realizing a net gain (loss) of approximately $(50) thousand. During the nine-month period ended September 30, 2022, the Company sold five REO properties, realizing a net gain (loss) of approximately $0.5 million. During the nine-month period ended September 30, 2021, the Company sold five REO properties, realizing a net gain (loss) of approximately $(63) thousand. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Condensed Consolidated Statement of Operations. As of September 30, 2022 and December 31, 2021 all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $20.3 million and $23.9 million were measured at fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021, respectively.

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
The following table details the fair value of the Company's holdings of financial derivatives as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$60	$522
TBA securities sale contracts	29,056	707
Fixed payer interest rate swaps	125,823	11,871
Fixed receiver interest rate swaps	—	2,122
Credit default swaps on asset-backed securities	77	303
Credit default swaps on asset-backed indices	2,250	1,751
Credit default swaps on corporate bonds	95	—
Credit default swaps on corporate bond indices	930	156
Options	—	278
Futures	828	478
Forwards	261	—
Warrants	663	706
Total financial derivatives–assets, at fair value	160,043	18,894
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(789)	(135)
TBA securities sale contracts	(9)	(774)
Fixed payer interest rate swaps	—	(6,567)
Fixed receiver interest rate swaps	(49,041)	(2,531)
Credit default swaps on asset-backed indices	(32)	(39)
Credit default swaps on corporate bonds	(251)	(99)
Credit default swaps on corporate bond indices	(17)	(1,870)
Total return swaps	(37)	—
Futures	(242)	(75)
Forwards	—	(208)
Total financial derivatives–liabilities, at fair value	(50,418)	(12,298)
Total	$109,625	$6,596

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of September 30, 2022 and December 31, 2021:
September 30, 2022:

			Weighted Average
	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$664,398	$16,329	0.64%	3.17%	0.63
2024	591,150	14,447	2.51	3.01	1.67
2025	265,793	10,762	2.36	2.98	2.59
2026	100	12	0.79	2.81	3.83
2027	363,450	16,834	2.69	2.98	4.68
2028	114,119	15,076	1.44	2.83	5.74
2029	54,428	4,815	2.45	3.11	6.57
2030	68,300	6,063	2.30	3.00	7.64
2031	161,009	24,901	1.71	3.07	8.71
2032	139,027	10,745	2.58	2.98	9.71
2035	500	143	0.78	3.08	13.06
2036	1,100	274	1.45	2.96	13.39
2037	35,000	3,564	2.61	2.98	14.87
2040	500	168	0.90	3.08	18.07
2049	5,796	562	2.89	2.29	26.28
2050	500	194	0.98	3.08	28.07
2052	5,000	934	2.07	2.98	29.52
Total	$2,470,170	$125,823	1.91%	3.04%	3.62
December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$64,100	$(282)	0.99%	0.18%	0.18
2023	771,110	1,488	0.58	0.19	1.52
2024	314,762	3,685	0.43	0.16	2.23
2025	14,993	426	0.49	0.16	3.81
2026	30,625	481	0.89	0.15	4.48
2027	14,732	448	0.80	0.19	5.60
2028	149,524	470	1.33	0.17	6.55
2029	19,152	(801)	1.98	0.16	7.55
2030	9,585	291	1.09	0.18	8.23
2031	122,509	535	1.45	0.17	9.47
2035	500	38	0.78	0.08	13.81
2036	1,100	25	1.45	0.16	14.13
2040	500	45	0.90	0.08	18.82
2049	5,796	(1,599)	2.89	0.13	27.02
2050	500	54	0.98	0.08	28.82
Total	$1,519,488	$5,304	0.75%	0.18%	3.11

The following tables provide information about the Company's fixed receiver interest rate swaps as of September 30, 2022 and December 31, 2021:
September 30, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$41,407	$(439)	3.57%	2.00%	0.47
2024	820,157	(23,353)	2.91	2.36	1.65
2025	112,000	(3,940)	2.98	2.70	2.82
2026	215,852	(11,072)	2.97	2.26	3.51
2027	120,050	(4,968)	2.98	2.83	4.80
2032	59,155	(4,752)	2.98	2.58	9.84
2035	500	(145)	2.98	0.74	13.06
2040	500	(172)	2.98	0.84	18.07
2050	500	(200)	2.98	0.90	28.07
Total	$1,370,121	$(49,041)	2.95%	2.41%	2.65
December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$53,974	$475	0.17%	1.85%	0.16
2023	241,407	(265)	0.15	0.73	1.69
2024	37,142	556	0.13	1.59	2.78
2026	105,040	(907)	0.18	1.10	4.72
2031	35,678	(114)	0.15	1.48	9.76
2035	500	(41)	0.05	0.74	13.81
2040	500	(50)	0.08	0.84	18.82
2050	500	(63)	0.08	0.90	28.82
Total	$474,741	$(409)	0.15%	1.06%	2.94

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022			December 31, 2021
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$259	$3	15.25	$484	$7	24.32
Credit default swaps on corporate bond indices	1,867	10	1.22	2,168	156	1.97
Short:
Credit default swaps on asset-backed securities	(220)	77	12.86	(910)	303	13.71
Credit default swaps on asset-backed indices	(56,345)	2,247	36.18	(13,947)	1,744	42.43
Credit default swaps on corporate bonds	(6,000)	95	4.72	—	—	—
Credit default swaps on corporate bond indices	(134,382)	920	5.01	—	—	—
Liability:
Long:
Credit default swaps on asset-backed indices	65	(32)	26.73	89	(39)	27.41
Short:
Credit default swaps on asset-backed indices	—	—	30.09	(491)	—	24.42
Credit default swaps on corporate bonds	(16,400)	(251)	4.31	(3,400)	(99)	3.47
Credit default swaps on corporate bond indices	(37,500)	(17)	4.72	(21,183)	(1,870)	4.75
	$(248,656)	$3,052	11.99	$(37,190)	$202	19.10
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022			December 31, 2021
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Short Contracts:
U.S. Treasury futures	$(50,100)	$828	3.03	$(170,000)	$478	3.00
Liabilities:
Long Contracts:
U.S. Treasury futures	1,900	(242)	2.70	1,900	(36)	2.70
Short Contracts:
U.S. Treasury futures	—	—	—	(51,400)	(39)	2.70
Total, net	$(48,200)	$586	3.04	$(219,500)	$403	2.93
Options
The following table provides information about the Company's options contracts as of December 31, 2021. The Company did not hold any options contracts as of September 30, 2022.
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
Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
Description	Number of Shares Underlying Warrant(1)	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	3,524	$663	0.89	1,521	$706	2.17
(1)Excludes number of shares underlying warrant to purchase additional equity interest in a loan originator in which the Company currently holds an equity interest. The Company has the right to purchase 10% of the loan originator at the time of purchase for a pre-determined price. As of September 30, 2022, the fair value of the estimated fair value of such warrants was insignificant. Such warrants were not held at December 31, 2021.
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
As of September 30, 2022 and December 31, 2021, the Company had outstanding TBA purchase and sale contracts as follows:

	September 30, 2022				December 31, 2021
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$15,000	$15,089	$15,149	$60	$196,723	$196,119	$196,641	$522
Liabilities	42,507	39,363	38,574	(789)	76,500	76,468	76,333	(135)
	57,507	54,452	53,723	(729)	273,223	272,587	272,974	387
Sale contracts:
Assets	(737,295)	(698,855)	(669,799)	29,056	(416,168)	(439,438)	(438,731)	707
Liabilities	(4,303)	(4,181)	(4,190)	(9)	(497,214)	(512,675)	(513,449)	(774)
	(741,598)	(703,036)	(673,989)	29,047	(913,382)	(952,113)	(952,180)	(67)
Total TBA securities, net	$(684,091)	$(648,584)	$(620,266)	$28,318	$(640,159)	$(679,526)	$(679,206)	$320
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

Gains and losses on the Company's derivative contracts for the three- and nine-month periods ended September 30, 2022 and 2021 are summarized in the tables below:

		Three-Month Period Ended September 30, 2022
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(1)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$2,841	$5,442	$8,283	$361	$22,845	$23,206
Credit default swaps on asset-backed securities	Credit		(844)	(844)		717	717
Credit default swaps on asset-backed indices	Credit		375	375		(514)	(514)
Credit default swaps on corporate bond indices	Credit		811	811		(1,281)	(1,281)
Credit default swaps on corporate bonds	Credit		(57)	(57)		(18)	(18)
Total return swaps	Credit		—	—		(37)	(37)
Options	Credit		—	—		—	—
TBAs	Interest Rate		9,085	9,085		27,926	27,926
Futures	Interest Rate		445	445		365	365
Forwards	Currency		897	897		17	17
Warrants	Equity Market/Credit		—	—		(140)	(140)
Total		$2,841	$16,154	$18,995	$361	$49,880	$50,241
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $(18) thousand for the three-month period ended September 30, 2022, which is included on the Condensed Consolidated Statement of Operations in Other, net.

		Three-Month Period Ended September 30, 2021
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

		Nine-Month Period Ended September 30, 2022
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(1)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$640	$15,514	$16,154	$1,759	$62,879	$64,638
Credit default swaps on asset-backed securities	Credit		(854)	(854)		615	615
Credit default swaps on asset-backed indices	Credit		40	40		1,190	1,190
Credit default swaps on corporate bond indices	Credit		1,048	1,048		2,376	2,376
Credit default swaps on corporate bonds	Credit		(76)	(76)		89	89
Total return swaps	Credit		—	—		(37)	(37)
Options	Credit		147	147		148	148
TBAs	Interest Rate		55,876	55,876		27,997	27,997
Futures	Interest Rate		15,493	15,493		183	183
Forwards	Currency		1,693	1,693		468	468
Warrants	Equity Market/Credit		(413)	(413)		372	372
Total		$640	$88,468	$89,108	$1,759	$96,280	$98,039
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $(43) thousand for the nine-month period ended September 30, 2022, which is included on the Condensed Consolidated Statement of Operations in Other, net.

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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine-month period ended September 30, 2022 and the year ended December 31, 2021:

Derivative Type	Nine-Month Period Ended September 30, 2022	Year Ended December 31, 2021
(In thousands)
Interest rate swaps	$2,994,551	$1,343,094
TBAs	788,951	1,105,311
Futures	148,880	193,600
Credit default swaps	94,392	110,084
Forwards	14,289	21,188
Options	18,000	13,846
Total return swaps	299	2,593
Warrants	3,365	1,948

From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of September 30, 2022 and December 31, 2021, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at September 30, 2022 and December 31, 2021 are summarized below:

Credit Derivatives	September 30, 2022	December 31, 2021
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(19)	$124
Notional Value of Written Credit Derivatives (1)	2,191	2,741
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of September 30, 2022, the implied credit spread on the Company's outstanding written credit derivative was 466 basis points; as of December 31, 2021, implied credit spreads on written credit derivatives outstanding ranged between 113 and 141 basis points. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(33) thousand and $(38) thousand as of September 30, 2022 and December 31, 2021, respectively. Estimated points up front on these contracts as of September 30, 2022 ranged between 46.3 and 88.8. Estimated points up front on these contracts as of December 31, 2021 ranged between 55.4 and 85.2. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of both September 30, 2022 and December 31, 2021 were $0.8 million.

9. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021. See Note 10 and Note 13 for additional information on the Company's consolidated VIEs.

(In thousands)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$257	$9,214
Restricted cash	—	175
Securities, at fair value	75,563	72,840
Loans, at fair value	3,812,711	2,384,078
Investments in unconsolidated entities, at fair value	69,465	36,874
Real estate owned	20,738	24,681
Investment related receivables	29,186	46,621
Other assets	1,533	2,434
Total Assets	$4,009,453	$2,576,917
Liabilities
Repurchase agreements	$1,471,043	$613,314
Other secured borrowings	40,900	95,621
Other secured borrowings, at fair value	1,635,829	984,168
Interest payable	1,721	1,087
Accrued expenses and other liabilities	691	1,579
Total Liabilities	3,150,184	1,695,769
Total Stockholders' Equity	846,112	862,632
Non-controlling interests	13,157	18,516
Total Equity	859,269	881,148
Total Liabilities and Equity	$4,009,453	$2,576,917
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of September 30, 2022 and December 31, 2021, the fair value of the Company's investment in the notes issued by the CLO Issuers was $11.4 million and $27.6 million, respectively.
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

The following table details the Company's outstanding consolidated residential mortgage loan securitizations:

Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor	Total Face Amount of Certificates Issued
		(In thousands)
Ellington Financial Mortgage Trust 2019-2	11/19	$267,255	$267,255	(1)
Ellington Financial Mortgage Trust 2020-1	6/20	259,273	259,273	(2)
Ellington Financial Mortgage Trust 2020-2	10/20	219,732	219,732	(3)
Ellington Financial Mortgage Trust 2021-1	2/21	251,771	251,771	(4)
Ellington Financial Mortgage Trust 2021-2	6/21	331,777	331,777	(5)
Ellington Financial Mortgage Trust 2021-3	10/21	257,645	257,645	(6)
Ellington Financial Mortgage Trust 2022-1	1/22	417,188	417,188	(7)
Ellington Financial Mortgage Trust 2022-2	4/22	425,651	425,651	(8)
Ellington Financial Mortgage Trust 2022-3	7/22	345,652	345,652	(9)
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
(9)In order to comply with the Risk Retention Rules, the Sponsor purchased the three most subordinated classes of Certificates and the excess cash flow certificates, with an aggregate value as of the settlement date equal to 6.0% of the fair value of all Certificates issued. Additionally, the Sponsor purchased one other subordinated class of Certificates with an aggregate value equal to 3.1% of the fair value of all Certificates issued as of the settlement date; the Company subsequently sold such subordinated class of Certificates to third parties. The Sponsor also purchased, for an aggregate purchase price of $1.3 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.

The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Assets:
Loans, at fair value	$1,762,845	$1,041,545
Investment related receivables	7,706	23,069
Liabilities:
Other secured borrowings, at fair value	1,635,829	984,168
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
As shown in the above table, pursuant to each of the securitizations, the respective Consumer Securitization Issuer issued senior and subordinated notes. Trust certificates representing beneficial ownership of each of the Consumer Securitization Issuers were also issued. In connection with each transaction, through a jointly owned newly formed entity (each a "Consumer Risk Retention Vehicle"), the Company and the Consumer Co-Participants acquired certain of the subordinated notes as well as the trust certificates in the respective Consumer Securitization Issuer. As of September 30, 2022 and December 31, 2021, the Company's total interest in the Consumer Risk Retention Vehicles, for which the Company has elected the FVO, was $10.0 million and $11.5 million, respectively. The fair value of the Consumer Risk Retention Vehicles is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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

11. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of September 30, 2022 and December 31, 2021, the Company's total secured borrowings were $4.6 billion and $3.6 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 23 counterparties as of both September 30, 2022 and December 31, 2021.
As of September 30, 2022, remaining days to maturity on the Company's open repurchase agreements ranged from 3 days to 355 days. Interest rates on the Company's open repurchase agreements ranged from 0.20% to 6.89% as of September 30, 2022. As of December 31, 2021, remaining days to maturity on the Company's open repurchase agreements ranged from 3 days to 638 days. Interest rates on the Company's open repurchase agreements ranged from 0.10% to 3.75% as of December 31, 2021.

The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS and credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), by remaining maturity as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$450,636	2.23%	15	$180,059	0.17%	9
31-60 Days	392,372	2.42%	45	254,027	0.23%	44
61-90 Days	67,883	2.38%	75	154,520	0.20%	70
91-120 Days	99,578	2.63%	105	129,057	0.16%	105
121-150 Days	77,952	2.05%	137	275,915	0.17%	136
151-180 Days	55,223	3.74%	165	71,824	0.16%	164
181-364 Days	—	—%	—	570,694	0.20%	260
> 364 Days	—	—%	—	3,791	0.13%	366
Total Agency RMBS	1,143,644	2.40%	52	1,639,887	0.19%	144
Credit:
30 Days or Less	16,157	3.83%	10	377,440	2.09%	16
31-60 Days	79,287	4.10%	49	102,567	1.38%	44
61-90 Days	121,862	4.06%	74	96,823	1.50%	78
91-120 Days	1,117,144	5.15%	106	35,346	2.00%	109
121-150 Days	15,627	5.11%	124	3,353	1.56%	139
151-180 Days	29,596	5.70%	167	87,863	2.82%	151
181-364 Days	340,921	5.46%	321	—	—%	—
> 364 Days	—	—%	—	126,484	2.58%	462
Total Credit Assets	1,720,594	5.08%	144	829,876	2.08%	114
U.S. Treasury Securities:
30 Days or Less	30,781	3.01%	3	—	—%	—
Total U.S. Treasury Securities	30,781	3.01%	3	—	—%	—
Total	$2,895,019	4.00%	106	$2,469,763	0.82%	134
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of September 30, 2022 and December 31, 2021, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $3.4 billion and $2.8 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of September 30, 2022 and December 31, 2021, include investments in the amount of $25.5 million and $4.1 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition, as of September 30, 2022 and December 31, 2021, the Company posted net cash collateral of $73.3 million and $70.3 million, respectively, to its counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table provides details by counterparty for such counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of total equity as of September 30, 2022. There was no counterparty for which the amount at risk was greater than 10% of total equity as of December 31, 2021.

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$209,545	95	17.7%

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
The Company has entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility. The facility includes a revolving borrowing period ending in September 2024 (or earlier following a trigger event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the revolving borrowing period, the facility amortizes, with a final termination date in September 2026. The facility accrues interest on a floating rate basis. As of September 30, 2022 and December 31, 2021, the Company had outstanding borrowings under this facility in the amount of $40.9 million and $46.9 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet. The effective interest rate on this facility, was 7.34% and 4.70% as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the fair value of ABS backed by consumer loans collateralizing this borrowing was $71.4 million and $67.5 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both September 30, 2022 and December 31, 2021, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 10, whereby it financed portfolios of non-QM loans. As of September 30, 2022 and December 31, 2021, the fair value of the Company's outstanding liabilities associated with these securitization transactions was $1.636 billion and $984.2 million, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 2.98% and 1.68% as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the fair value of non-QM loans held in the consolidated securitization trusts was $1.8 billion and $1.0 billion, respectively.
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
Unsecured Borrowings
Senior Notes
The Company issued $86.0 million in aggregate principal amount of unsecured long-term debt, which was structured as a joint and several co-issuance by certain of the Company's consolidated subsidiaries and fully guaranteed by the Company (the "5.50% Senior Notes"). The 5.50% Senior Notes bore interest at a rate of 5.50%. The 5.50% Senior Notes were repaid at maturity on September 1, 2022. The 5.50% Senior Notes were carried at amortized cost and are included in Senior Notes, net, on the Condensed Consolidated Balance Sheet. The 5.50% Senior Notes had an effective interest rate of approximately 5.80%, inclusive of debt issuance costs.
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
There are a number of covenants, including several financial covenants, associated with each of the 5.50% Senior Notes and the 5.875% Senior Notes (collectively, the "Senior Notes"); as of both September 30, 2022 and December 31, 2021, the Company was in compliance with all of its covenants for the outstanding Senior Notes. The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of September 30, 2022:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
(In thousands)
Next Twelve Months	$2,895,019	$258,646	$—	$3,153,665
Year 2	—	292,831	—	292,831
Year 3	—	259,469	—	259,469
Year 4	—	277,524	—	277,524
Year 5	—	173,164	210,000	383,164
Total	$2,895,019	$1,261,634	$210,000	$4,366,653
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $1.221 billion of expected principal repayments related to the Company's consolidated residential mortgage loan securitizations, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three-month periods ended September 30,

2022 and 2021, the Company recorded income tax expense (benefit) of $(0.1) million and $(2.0) million, respectively. The income tax benefit for the three-month periods ended September 30, 2022 and 2021 was the result of net realized and unrealized losses in a domestic TRS. For the nine-month periods ended September 30, 2022 and 2021, the Company recorded income tax expense (benefit) of $(14.9) million and $3.1 million, respectively. The reversal in the Company's income tax accrual period over period was the result of net realized and unrealized losses in a domestic TRS for the nine-month period ended September 30, 2022 as compared to net realized and unrealized gains in a domestic TRS for the nine-month period ended September 30, 2021. Based upon the available evidence at September 30, 2022, the Company determined that it was more likely than not that the deferred tax assets of its TRS would not be utilized in future periods. As a result, the Company recorded a $18.7 million valuation allowance to fully reserve against these deferred tax assets.
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
For the three-month period ended September 30, 2022, the total base management fee incurred was $4.0 million, consisting of $4.4 million of total gross base management fee incurred, less $0.4 million of management fee rebates. For the three-month period ended September 30, 2021, the total base management fee incurred was $3.7 million, consisting of approximately $4.1 million of total gross base management fee incurred, less $0.4 million of management fee rebates. For the nine-month period ended September 30, 2022, the total base management fee incurred was $12.2 million, consisting of $13.9 million of total gross base management fee incurred, less $1.7 million of management fee rebates. For the nine-month ended September 30, 2021, the total base management fee incurred was $10.3 million, consisting of $11.1 million of total gross base management fee incurred, less $0.8 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of September 30, 2022 there was a Loss Carryforward of $108.4 million; there was no Loss Carryforward as of December 31, 2021.

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
The Company incurred incentive fees of $5.3 million and $12.4 million for the three- and nine-month periods ended September 30, 2021. The Company did not accrue an incentive fee for either of the three- or nine-month periods ended September 30, 2022, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the nine-month periods ended September 30, 2022 and 2021, the Company reimbursed the Manager $12.3 million and $8.7 million, respectively, for previously incurred operating expenses. As of September 30, 2022 and December 31, 2021, the outstanding payable to the Manager for operating expenses was $3.8 million and $3.7 million, respectively, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
Transactions Involving Certain Loan Originators
As of September 30, 2022 and December 31, 2021, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.

The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both September 30, 2022 and December 31, 2021, there were no advances outstanding. The Company has also entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 21, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements. Additionally, in August 2020, the Company entered into a commitment agreement whereby the Company committed to purchase $150 million of residential mortgage loans. In connection with satisfying the conditions set forth under such commitment agreement, the Company received warrants to purchase a maximum of 9.329 million shares of non-voting common stock. In December 2021, warrants to purchase 1.049 million shares of non-voting common stock were terminated. As of both September 30, 2022 and December 31, 2021, the Company held warrants to purchase 8.28 million shares; such warrants have a fair value of $5.9 million and $10.0 million, respectively, and are included in Investments in unconsolidated entities on the Consolidated Balance Sheet.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in common and preferred stock and warrants to purchase additional preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $75.6 million and $72.8 million as of September 30, 2022 and December 31, 2021, respectively, which is included in Securities, at fair value on the Consolidated Balance Sheet. An employee of Ellington has a less-than-10% equity interest in, and serves on the board of, this consumer loan originator. Another employee of Ellington, who serves as an officer of the Company, also serves on the board, as the Company's representative.
The following table provides details of financing that the Company has provided, in the form of secured promissory notes, to certain loan origination-related entities in which the Company also holds equity investments:

Effective Date of Promissory Note	Maturity Date of Promissory Note		Interest Rate as of		Outstanding Borrowings as of		Fair Value(1) as of
		Maximum Borrowing	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
		(In thousands)			(In thousands)
May 2021(2)	December 31, 2025	$6,000	6.0%	3.0%	$3,000	$3,000	$3,000	$3,000
February 2022	January 31, 2025	$500	7.0%	—%	$425	$—	$425	$—
(1)Classified as a Corporate loan and is included in Loans, at fair value on the Consolidated Balance Sheet.
(2)Convertible into non-voting equity interests, at the option of the borrower, at any time prior to maturity.
In June 2022, the Company converted a $2.0 million corporate loan to a mortgage loan originator into preferred equity, and in connection with such conversion, the Company purchased an additional $150 thousand of such preferred equity. The Company also held a non-controlling common equity investment in this originator. As of September 30, 2022, the Company's investments in this originator were written off as the Company determined its cost basis was non-recoverable. For the three- and nine-month periods ended September 30, 2022, the Company recognized a realized loss of $(1.3) million and $(4.8) million, respectively, related to its investment in this originator, which are included in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and certain other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of those other affiliates of Ellington have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates of Ellington purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the nine-month periods ended September 30, 2022 and 2021, the Company purchased loans under these agreements with an aggregate principal balance of $10.0 million and $25.0 million, respectively. As of December 31, 2021, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $13.4 million in principal balance; as of September 30, 2022, there were no remaining contingent purchase obligations.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $5.6 million and $61.7 million as of September 30, 2022 and December 31, 2021, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $1.587 billion and $975.7 million as of September 30, 2022 and December 31, 2021, respectively.
The Company is a co-investor in certain small balance commercial mortgage loans with several other investors, including an unrelated third party and various affiliates of Ellington. These loans are beneficially owned by a consolidated subsidiary of the Company. As of September 30, 2022 and December 31, 2021, the aggregate fair value of these small balance commercial loans was $16.3 million and $34.0 million, respectively. As of September 30, 2022, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $1.3 million and $2.0 million, respectively. As of December 31, 2021, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $2.0 million and $3.6 million, respectively.
The Company is also a co-investor in certain small balance commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of September 30, 2022 and December 31, 2021, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $69.5 million and $36.9 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Consolidated Balance Sheet.
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
As of both September 30, 2022 and December 31, 2021, the Company's equity investment in Jepson Holdings Limited had a fair value of $0.6 million and $1.0 million, respectively. See Note 6 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint

Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of September 30, 2022 and December 31, 2021, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $935.3 million and $566.0 million, respectively. The Company's segregated silo of this debt as of September 30, 2022 and December 31, 2021 was $322.9 million and $150.5 million, respectively, and is included under the caption Repurchase agreements on the Company's Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both September 30, 2022 and December 31, 2021, no party to any of the repurchase agreements was in default.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For each of the three-month periods ended September 30, 2022 and 2021, the amount of such management fee rebates was $0.4 million. For the nine-month periods ended September 30, 2022 and 2021, the amount of such management fee rebates was $1.7 million and $0.8 million, respectively
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of September 30, 2022 and December 31, 2021, the Company's investment in such warehouse facilities was $0.5 million and $1.7 million, respectively, which are included on the Consolidated Balance Sheet in Investments in unconsolidated entities.
During the nine-month periods ended September 30, 2022 and 2021, the Company purchased various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitizations. The total amount of such debt and equity securities purchased during the three-month period ended September 30, 2022 was $2.3 million; no such purchases were made during the three-month period ended September 30, 2021. The total amount of such debt and equity securities purchased during the nine-month periods ended September 30, 2022 and 2021 was $7.3 million and $5.5 million, respectively.
14. Long-Term Incentive Plan Units
OP LTIP Units subject to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the three-month periods ended September 30, 2022 and 2021 was $0.4 million and $0.2 million, respectively. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the nine-month periods ended September 30, 2022 and 2021 was $1.0 million and $0.7 million, respectively.
On March 7, 2022, the Company's Board of Directors authorized the issuance of 40,254 OP LTIP Units to certain of Ellington's personnel dedicated to the Company pursuant to the Company's 2017 Equity Incentive Plan.
On September 13, 2022, the Company's Board of Directors authorized the issuance of 24,796 OP LTIP Units to certain of its directors pursuant to the Company's 2017 Equity Incentive Plan. These OP LTIP Units will vest and become non-forfeitable on September 12, 2023.
The below table details unvested OP LTIP Units as of September 30, 2022:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	24,796	September 13, 2022	September 12, 2023
Dedicated or partially dedicated personnel:
	14,598	December 17, 2020	December 17, 2022
	13,534	March 3, 2021	December 31, 2022
	19,701	December 16, 2021	December 16, 2022
	15,789	December 16, 2021	December 16, 2023
	40,254	March 7, 2022	December 31, 2023
Total unvested OP LTIP Units at September 30, 2022	128,672
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.
The following tables summarize issuance and exercise activity of OP LTIP Units for the three- and nine-month periods ended September 30, 2022 and 2021:

	Three-Month Period Ended
	September 30, 2022			September 30, 2021
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (6/30/2022 and 6/30/2021, respectively)	365,518	350,549	716,067	365,518	264,251	629,769
Granted	—	24,796	24,796	—	16,264	16,264
Exercised	—	(4,066)	(4,066)	—	(5,710)	(5,710)
OP LTIP Units Outstanding (9/30/2022 and 9/30/2021, respectively)	365,518	371,279	736,797	365,518	274,805	640,323
OP LTIP Units Unvested and Outstanding (9/30/2022 and 9/30/2021, respectively)	—	128,672	128,672	—	86,205	86,205
OP LTIP Units Vested and Outstanding (9/30/2022 and 9/30/2021, respectively)	365,518	242,607	608,125	365,518	188,600	554,118

	Nine-Month Period Ended
	September 30, 2022			September 30, 2021
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (12/31/2021 and 12/31/2020, respectively)	365,518	310,295	675,813	365,518	247,020	612,538
Granted	—	65,050	65,050	—	33,495	33,495
Exercised	—	(4,066)	(4,066)	—	(5,710)	(5,710)
OP LTIP Units Outstanding (9/30/2022 and 9/30/2021, respectively)	365,518	371,279	736,797	365,518	274,805	640,323
OP LTIP Units Unvested and Outstanding (9/30/2022 and 9/30/2021, respectively)	—	128,672	128,672	—	86,205	86,205
OP LTIP Units Vested and Outstanding (9/30/2022 and 9/30/2021, respectively)	365,518	242,607	608,125	365,518	188,600	554,118
There were an aggregate of 1,542,257 and 1,626,401 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of September 30, 2022 and December 31, 2021, respectively.

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
As of September 30, 2022, the Convertible Non-controlling Interests consisted of the outstanding 736,797 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 1.0% in the Operating Partnership. As of December 31, 2021, the Convertible Non-controlling Interests consisted of the outstanding 675,813 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 1.0% in the Operating Partnership. As of September 30, 2022 and December 31, 2021, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $12.0 million and $13.4 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of September 30, 2022 and December 31, 2021, the joint venture partners' interests in subsidiaries of the Company were $13.3 million and $18.7 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
16. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of September 30, 2022 and December 31, 2021, the total amount of cumulative preferred dividends in arrears was $2.5 million and $1.6 million, respectively.
As of both September 30, 2022 and December 31, 2021, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
As of September 30, 2022 and December 31, 2021, there were 4,820,421 and 4,800,000 shares, respectively, of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.
On January 20, 2022, the Company commenced an "at-the-market" offering for our preferred stock, or the "Preferred ATM Program," by entering into equity distribution agreements with third party sales agents under which it is authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. During the nine-month period ended September 30, 2022, the Company issued 20,421 shares of Series B Preferred Stock, which provided $0.5 million of net proceeds after $23 thousand of commissions and offering costs. The Company did not issue any shares of preferred stock during the three-month period ended September 30, 2022.
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
Common Stock
The Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding present in person or represented by proxy at a meeting of the stockholders. As of September 30, 2022 and December 31, 2021, there were 60,438,787 and 57,458,169 shares of common stock outstanding, respectively.
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
On August 6, 2021, the Company commenced an "at-the-market" offering program for shares of its common stock, or "Common ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to 10.0 million shares of common stock from time to time. During the three-month period ended September 30, 2022, the Company issued 516,942 shares of common stock under the Common ATM Program which provided $8.0 million of net proceeds after $0.1 million of agent commissions and offering costs. During the nine-month period ended September 30, 2022, the Company issued 3,085,642 shares of common stock under the Common ATM Program which provided $53.2 million of net proceeds after $0.8 million of agent commissions and offering costs. During the three- and nine-month periods ended September 30, 2021, the Company issued 1,549,900 shares of common stock under the ATM program which provided $28.2 million of net proceeds after $0.4 million of agent commissions and offering costs.

The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three- and nine-month periods ended September 30, 2022 and 2021:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Shares of Common Stock Outstanding (6/30/2022, 6/30/2021, 12/31/2021, and 12/31/2020, respectively)	59,957,779	43,781,684	57,458,169	43,781,684
Share Activity:
Shares of common stock issued	516,942	7,852,900	3,085,642	7,852,900
Shares of common stock issued in connection with incentive fee payment	—	37,373	19,094	37,373
Shares of common stock repurchased	(40,000)	—	(128,184)	—
OP Units exercised	4,066	5,710	4,066	5,710
Shares of Common Stock Outstanding (9/30/2022, 9/30/2021, 9/30/2022, and 9/30/2021, respectively)	60,438,787	51,677,667	60,438,787	51,677,667
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of September 30, 2022 and December 31, 2021, the Company's issued and outstanding shares of common stock would increase to 61,221,944 and 58,180,342 shares, respectively.
On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of common stock. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the three-month periods ended September 30, 2022, the Company repurchased 40,000 shares at an average price per share of $12.38 and a total cost of $0.5 million. During the nine-month periods ended September 30, 2022, the Company repurchased 128,184 shares at an average price per share of $12.94 and a total cost of $1.7 million. The Company did not repurchase any shares of common stock during either of the three- or nine-month periods ended September 30, 2021. From inception of the current repurchase plan through September 30, 2022, the Company repurchased 830,149 shares at an average price per share of $13.29 and a total cost of $11.0 million.

17. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except share amounts)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss) attributable to common stockholders	$(33,290)	$20,564	$(108,073)	$91,075
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	(424)	281	(1,374)	1,363
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	(33,714)	20,845	(109,447)	92,438
Dividends declared:
Common stockholders	(27,131)	(22,854)	(80,328)	(55,253)
Convertible Non-controlling Interests	(346)	(307)	(1,020)	(805)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(27,477)	(23,161)	(81,348)	(56,058)
Undistributed (Distributed in excess of) earnings:
Common stockholders	(60,421)	(2,290)	(188,401)	35,822
Convertible Non-controlling Interests	(770)	(26)	(2,394)	558
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$(61,191)	$(2,316)	$(190,795)	$36,380
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	60,215,948	49,853,267	59,295,566	45,827,785
Weighted average Convertible Non-controlling Interest Units outstanding	766,527	680,066	754,224	674,964
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	60,982,475	50,533,333	60,049,790	46,502,749
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.45	$0.45	$1.35	$1.19
Undistributed (Distributed in excess of)	(1.00)	(0.04)	(3.17)	0.80
	$(0.55)	$0.41	$(1.82)	$1.99
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.45	$0.45	$1.35	$1.19
Undistributed (Distributed in excess of)	(1.00)	(0.04)	(3.17)	0.80
	$(0.55)	$0.41	$(1.82)	$1.99
(1)For the three-month periods ended September 30, 2022 and 2021, excludes net income (loss) of $0.2 million and $1.2 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 15. For the nine-month periods ended September 30, 2022 and 2021, excludes net income (loss) of $0.3 million and $3.4 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 15.
18. Restricted Cash
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement. As of December 31, 2021, the Company's restricted cash balance related to the flow consumer loan purchase and sale agreement was $0.2 million. The Company did not have a restricted cash balance as of September 30, 2022.
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

The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2022 and December 31, 2021. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's reverse repurchase and repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2022:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$160,043	$(50,342)	$—	$(61,904)	$47,797
Reverse repurchase agreements	204,654	(101,437)	(103,217)	—	—
Liabilities
Financial derivatives–liabilities	(50,418)	50,342	—	39	(37)
Repurchase agreements	(2,895,019)	101,437	2,720,305	73,277	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of September 30, 2022 was $3.4 billion. As of September 30, 2022, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $1.1 million and $1.2 million, respectively.
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

20. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of September 30, 2022 and December 31, 2021.
September 30, 2022:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$175,230	7	56.8%
Collateral on repurchase agreements held by dealers(2)	3,488,212	24	24.5%
Due from brokers	86,957	20	29.7%
Receivable for securities sold(3)	32,094	7	44.6%
(1)Each counterparty is a financial institution that the Company believes to be creditworthy as of September 30, 2022.
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
(1)Each counterparty is a financial institution that the Company believes to be creditworthy as of December 31, 2022.
(2)Includes securities, loans, and REO as well as cash posted as collateral for repurchase agreements.
(3)Included in Investment related receivables on the Consolidated Balance Sheet.
21. Commitments and Contingencies
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both September 30, 2022 and December 31, 2021, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $175.4 million and $43.7 million as of September 30, 2022 and December 31, 2021, respectively.
Commitments and Contingencies Related to Investments in Mortgage Loan Originators
In connection with certain of its investments in mortgage loan originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 13, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million as of both September 30, 2022 and December 31, 2021. As of December 31, 2021, the mortgage loan originator had $8.4 million of outstanding borrowings under the agreements guaranteed by the Company; there were no such borrowings outstanding at September 30, 2022. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. As of December 31, 2021, the estimated fair value of such guarantee was insignificant.
The Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator in which it holds an equity investment and as well as an investment in the Convertible Note, as discussed in Note 13. In addition, in May 2021, the Company committed to purchase $650.0 million of eligible residential mortgage loans from this originator. As of September 30, 2022 and December 31, 2021, the Company had unfunded commitments related to such investments in the amount of $331.9 million and $603.6 million, respectively.
As described in Note 13, the Company entered into various secured promissory notes with certain loan originators in which it also holds an equity interest. As of both September 30, 2022 and December 31, 2021, the Company had unfunded commitments related to such secured promissory notes of $3.0 million.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which it has an equity investment, under a promissory note. The Company's maximum guarantees were capped at $15.5 million. As of September 30, 2022 and December 31, 2021, the amount of the promissory note outstanding, for which the Company provided a guarantee, was $7.3 million and $15.5 million, respectively.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of September 30, 2022 and December 31, 2021, the Company had unfunded commitments related to such investments in the amount of $4.2 million and $5.4 million, respectively.
The Company has extended a line of credit whereby the borrower can draw funds up to $1.0 million. As of both September 30, 2022 and December 31, 2021, the Company had unfunded commitments related to such line of credit in the amount of $0.9 million.
22. Subsequent Events
Dividends Declared
On October 6, 2022, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on November 25, 2022 to stockholders of record as of October 31, 2022.
On November 7, 2022, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on December 27, 2022 to stockholders of record as of November 30, 2022.
Acquisition of Longbridge Financial, LLC
As of September 30, 2022, the Company held a 49.6% ownership interest (the "Existing Equity Interest") in Longbridge. As discussed in Note 6, the fair value of the Existing Equity Interest was $38.9 million as of September 30, 2022, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. As previously disclosed, on February 18, 2022, the Company entered into an agreement with Home Point Capital Inc. ("Home Point") to purchase Home Point's 49.6% ownership interest (the "Additional Equity Interest") in Longbridge. On October 3, 2022 the Company paid Home Point $38.9 million in cash to complete the purchase of the Additional Equity Interest. In combination, the Existing Equity Interest and the Additional Equity Interest constitute a controlling interest in Longbridge, and as a result, the Company will consolidate Longbridge and report it as a separate segment. The initial accounting for this acquisition was incomplete as of the issuance date of these financial statements.

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
We conduct all of our operations and business activities through the Operating Partnership. As of September 30, 2022, we have an ownership interest of approximately 99.0% in the Operating Partnership. The remaining ownership interest of approximately 1.0% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest.
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
Through September 30, 2022, our credit portfolio, which includes all of our investments other than RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through September 30, 2022, we financed the vast majority of our Agency RMBS assets, and a portion of our credit assets, through repurchase agreements, which we sometimes refer to as "repos," and which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of repos. In addition to financing assets through repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. We have also obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans. Additionally, we have issued unsecured long-term debt.
As of September 30, 2022, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet) were $4.6 billion, of which approximately 25%, or $1.1 billion, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our credit portfolio.
As of September 30, 2022, we also had outstanding unsecured long-term debt of $210.0 million, maturing in April 2027 and bearing an interest rate of 5.875%. We repaid $86.0 million of unsecured long-term debt, which bore an interest rate of 5.50%, at maturity in September 2022. Such unsecured long-term debt is collectively referred to as the "Senior Notes." The indenture governing the outstanding Senior Notes contains a number of covenants, including several financial covenants. The outstanding Senior Notes are currently rated "A" by Egan-Jones Rating Company1. See Note 11 of the notes to our condensed consolidated financial statements for further detail on the Senior Notes.
As of September 30, 2022, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $15.22. Our debt-to-equity ratio was 4.1:1 as of September 30, 2022. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales. Adjusted for unsettled purchases and sales, our debt-to-equity ratio and recourse debt-to-equity ratio, each excluding U.S. Treasury securities, were 4.0:1 and 2.6:1, respectively, as of September 30, 2022.

1 A rating is not a recommendation to buy, sell or hold securities. Ratings may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

On August 6, 2021, we commenced an "at-the-market" offering for shares of our common stock, or the "Common ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to 10.0 million shares of common stock from time to time. During the nine-month period ended September 30, 2022, we issued 3,085,642 shares of common stock under the Common ATM Program which provided $53.2 million of net proceeds after $0.8 million of commissions and offering costs.
On January 20, 2022, we commenced an "at-the-market" offering for our preferred stock, or the "Preferred ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") and/or 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") from time to time. During the nine-month period ended September 30, 2022, we have issued 20,421 shares of Series B Preferred Stock, which provided $0.5 million of net proceeds after $23 thousand of commissions and offering costs. From commencement of the Preferred ATM Program through November 4, 2022, we have issued 20,421 shares of Series B Preferred Stock. Our preferred stock is rated "A-" by Egan-Jones Rating Company1.
As of September 30, 2022, we held a 49.6% ownership interest (the "Existing Equity Interest") in Longbridge Financial, LLC, or "Longbridge." As discussed in Note 6 of the notes to the condensed consolidated financial statements, the fair value of the Existing Equity Interest was $38.9 million as of September 30, 2022, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. As previously disclosed, on February 18, 2022, we entered into an agreement with Home Point Capital Inc. ("Home Point") to purchase Home Point's 49.6% ownership interest (the "Additional Equity Interest") in Longbridge. On October 3, 2022 we paid Home Point $38.9 million in cash to complete the purchase of the Additional Equity Interest (the "Longbridge Transaction").
In combination, the Existing Equity Interest and the Additional Equity Interest constitute a controlling interest in Longbridge. As a result of our acquisition of a controlling interest in Longbridge, we will consolidate Longbridge starting in the fourth quarter of 2022, which will impact our financial position, financial reporting, and operations. As of September 30, 2022, Longbridge had total assets of $7.9 billion and total liabilities of $7.8 billion, and as of December 31, 2021, Longbridge had total assets of $6.7 billion and total liabilities of $6.6 billion. For Longbridge's financial statements as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020, and 2019, see Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to the effect on our financial position and operations as a result of such consolidation, management anticipates a number of changes to our financial reporting including reporting an additional operating segment, new asset classes and products such as reverse mortgage loans and reverse mortgage servicing rights, or "Reverse MSRs," and inclusion of intangible assets on our balance sheet as a result of the acquisition, along with various disclosures related to Longbridge's operating businesses.
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code." Provided that we maintain our qualification as a REIT, we generally will not be subject to U.S. federal, state, and local income tax on our REIT taxable income that is currently distributed to our stockholders. Any taxes paid by a domestic taxable REIT subsidiary, or "TRS," will reduce the cash available for distribution to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains.

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

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs"; and

CLOs	.	Retained tranches from CLO securitizations, including participating in the accumulation of the underlying assets for such securitization by providing capital to the vehicle accumulating assets; and
	.	Other CLO debt and equity tranches.

CMBS and Commercial Mortgage Loans	.	CMBS; and
	.	Commercial mortgage loans and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS, including ABS backed by consumer loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Mortgage-Related Derivatives	.	To-Be-Announced mortgage pass-through certificates, or "TBAs";
	.	Credit default swaps, or "CDS," on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, non-QM, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by mortgages on single-family-rental properties;
	.	RMBS backed by first lien and second lien mortgages;
	.	RMBS backed by performing and non-performing mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters;
	.	Collateralized debt obligations, or "CDOs";
	.	RMBS backed by European residential mortgages, or "European RMBS";
	.	Retained tranches from securitizations in which we have participated; and
	.	Credit risk transfer securities, or "CRTs."

Residential Mortgage Loans	.	Non-QM loans;
	.	Residential "transition loans," such as residential bridge loans and residential "fix-and-flip" loans;
	.	Residential non-performing mortgage loans, or "NPLs";
	.	Re-performing loans, or "RPLs," which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount;
	.	Retained tranches from securitizations to which we have contributed assets; and
	.	Reverse mortgage loans.

Strategic Investments in Loan Originators	.	Strategic equity and/or debt investments in loan originators and mortgage-related entities;

Asset Class		Principal Assets
(continued)
Other	.	Mortgage servicing rights, or "MSRs";
	.	Real estate, including commercial and residential real property;
	.	Strategic equity and/or debt investments in entities related to our business;
	.	Corporate debt and equity securities and corporate loans; and
	.	Other non-mortgage-related derivatives.
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
Our commercial mortgage loans may be fixed or floating rate and will generally have maturities ranging from one to ten years. We typically originate and acquire first lien loans but may also originate and acquire subordinated loans. As of September 30, 2022, all of our commercial mortgage loans were first-lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
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
MSRs
An MSR represents the right to service one or more mortgage loans in exchange for a specified revenue stream, typically a portion of the interest payments due on such mortgage loans together with certain other ancillary revenue. While the owner of an MSR is ultimately responsible for servicing the underlying loans in accordance with applicable regulations, the actual loan servicing functions are often subcontracted out to third-party licensed subservicers.
The revenue stream associated with an MSR is often bifurcated into two components: a "base servicing fee," representing the actual or approximate cost of performing the loan servicing functions; and the remaining revenue, or "Excess MSR." We may in the future acquire, from Longbridge or other mortgage loan servicers, Excess MSRs associated with either reverse mortgage loans or traditional mortgage loans.
Non-Agency RMBS
We acquire non-Agency RMBS backed by prime jumbo, Alt-A, non-QM, manufactured housing, subprime residential, and single-family-rental mortgage loans. The loans backing our non-Agency RMBS can be performing or non-performing. Our non-Agency RMBS holdings can include investment-grade and non-investment grade classes, including non-rated classes.
Non-Agency RMBS are generally debt obligations issued by private originators of, or investors in, residential mortgage loans. Non-Agency RMBS generally are issued as CMOs and are backed by pools of whole mortgage loans or by mortgage pass-through certificates. Non-Agency RMBS generally are securitized in senior/subordinated structures, or in excess spread/over-collateralization structures. In senior/subordinated structures, the subordinated tranches generally absorb all losses on the underlying mortgage loans before any losses are borne by the senior tranches. In excess spread/over-collateralization structures, losses are first absorbed by any existing over-collateralization, then borne by subordinated tranches and excess spread, which represents the difference between the interest payments received on the mortgage loans backing the RMBS and the interest due on the RMBS debt tranches, and finally by senior tranches and any remaining excess spread. We also have acquired, and may acquire in the future, both Agency-issued and non-Agency-issued CRTs, which have credit risks similar to those of subordinated RMBS tranches, as well as non-QM RMBS, including retained tranches from non-QM RMBS securitizations in which we have participated.
We also have acquired, and may acquire in the future, European RMBS, including retained tranches from European RMBS securitizations in which we have participated.
Residential Mortgage Loans
Our residential mortgage loans include newly originated non-QM loans, residential transition loans, as well as legacy residential NPLs and RPLs. A non-QM loan is not necessarily high-risk, or subprime, but is instead a loan that does not conform to the complex Qualified Mortgage, or "QM," rules of the Consumer Financial Protection Bureau. For example, many non-QM loans are made to creditworthy borrowers who cannot provide traditional documentation for income, such as borrowers who are self-employed. There is also demand from certain creditworthy borrowers for loans above the QM 43% debt-to-income ratio limit that still meet all ability-to-repay standards. We hold an equity investment in a non-QM originator, and to date we have purchased the majority of our non-QM loans from this originator, although we could potentially purchase a greater share of non-QM loans from other sources in the future.
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
Reverse Mortgage Loans and Reverse MSRs
Reverse mortgage loans are residential mortgage loans for which neither principal nor interest is due until the borrower dies, the home is sold, or other trigger events occur. Reverse mortgage loans can have either fixed interest rates or adjustable interest rates. In the case of most fixed-rate reverse mortgage loans, the borrower must draw the loan proceeds up front in one lump sum, while many adjustable-rate mortgage loans provide the borrower with a line of credit that can be drawn over time.
Our acquisition of a controlling stake in Longbridge in early October 2022, and our resulting consolidation of Longbridge, will result in our acquisition of Longbridge's existing reverse mortgage loans, as well as the reverse mortgage loans that Longbridge continues to acquire in connection with its business.
Longbridge acquires reverse mortgage loans both through its origination activities and through secondary market purchases. Historically, the majority of loans acquired by Longbridge have been home equity conversion mortgage loans, or "HECMs,” which are insured by FHA and eligible for inclusion in GNMA-guaranteed HECM-backed MBS, or “HMBS.” Longbridge is an approved issuer of HMBS, and it pools and securitizes the majority of its HECM loans into HMBS, which it then sells in the secondary market while retaining the servicing rights on the underlying HECM loans. Longbridge also originates and purchases non-FHA-insured reverse mortgage loans originated under guidelines established by private lenders, which we refer to as "proprietary reverse mortgage loans." Proprietary reverse mortgage loans typically carry loan balances or credit lines that exceed FHA limits, or have other characteristics that make them ineligible for FHA insurance.
Our acquisition of a controlling stake in Longbridge in early October 2022, and our resulting consolidation of Longbridge, will result in our acquisition of Longbridge's existing MSRs, as well as the MSRs that Longbridge continues to acquire in connection with its business. The vast majority of Longbridge's existing MSRs relate to HECM loans that Longbridge pooled and securitized into HMBS and then sold into the secondary market with servicing rights retained. In accordance with U.S. GAAP, so long as Longbridge retains such mortgage servicing rights and the obligations relating thereto, such HECM loans remain on Longbridge's balance sheet and the sold HMBS securities are accounted for as collateralized borrowings.

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
As previously disclosed, on February 18, 2022, we entered into an agreement with Home Point to purchase the Additional Equity Interest in Longbridge. On October 3, 2022 we paid Home Point $38.9 million in cash to complete the purchase of the Additional Equity Interest. In combination, the Existing Equity Interest and the Additional Equity Interest constitute a controlling interest in Longbridge. As a result of our acquisition of a controlling interest in Longbridge, we will consolidate Longbridge starting in the fourth quarter of 2022, which will impact our financial position, financial reporting, and operations. For Longbridge's financial statements as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020, and 2019, see Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Trends and Recent Market Developments
Market Overview
•The U.S. Federal Reserve, or the “Federal Reserve,” continued the rapid tightening of its monetary policy in the third quarter of 2022.
At its July meeting, citing continued elevated inflation, the Federal Reserve raised the target range for the federal funds rate by 0.75%, to 2.25%–2.50%. In minutes from the meeting, some members indicated that “once the policy rate had reached a sufficiently restrictive level, it likely would be appropriate to maintain that level for some time" to continue to combat inflation. Additionally, the Federal Reserve announced that it would continue to reduce the size of its balance sheet by only reinvesting principal payments that exceed monthly caps of $30.0 billion for Treasury securities and $17.5 billion for agency MBS, a plan that it had initiated the prior month.
At its September meeting, the Federal Reserve raised the target range for the federal funds rate by an additional 0.75%, to 3.00%–3.25%, further noting that it “anticipates that ongoing increases in the target range will be appropriate." In an effort to accelerate the pace of its balance sheet runoff, the Federal Reserve increased the monthly caps on the amount of principal payments that would not be subject to reinvestment, to $60 billion for Treasury securities and $35 billion for Agency MBS. Similarly, other central banks globally continued to tighten their monetary policies during the third quarter.
After three consecutive hikes of 0.75%, the benchmark federal funds target range reached its highest level since 2008 despite starting the year at just 0.00%–0.25%.
•Interest rates continued their sharp rise in the third quarter, particularly short-term interest rates, which caused various segments of the yield curve to invert. For the quarter, the 10-year U.S. Treasury yield rose by 81 basis points to 3.82%, while the 2-year U.S. Treasury yield increased by 129 basis points to 4.25%. Meanwhile, after subsiding somewhat during the first half of the quarter, interest rate volatility surged during the second half of August and September, with the MOVE Index at the end of September reaching its highest level since the COVID-related market volatility of March 2020.
•After declining in July and early August, mortgage rates rose rapidly during the second half of the third quarter, in sympathy with long-term interest rates. Over the course of the quarter, the Freddie Mac survey 30-year mortgage rate increased a full percentage point to 6.70%, reaching its highest level since July 2007. As a result, the Mortgage Bankers Association's Refinance Index continued its rapid decline, falling an additional 36% between July 1st and September 30th, and reaching its lowest level since 2000. Fannie Mae 30-year MBS prepayment rates continued to drop as well, declining from 9.3 CPR in June to 6.8 CPR in September, its lowest level since March 2019.
The sharp rise in mortgage rates during the quarter continued to stress housing affordability and put downward pressure on home prices. While rising modestly in July and August, the National Association of Realtors Housing Affordability Index was still down 26.6% year to date through August. Meanwhile, after increasing by 10.7% in the first half of 2022, the S&P CoreLogic Case-Shiller US National Home Price NSA Index reversed course in the third quarter, declining by 1.5% between June 30th and August 31st.
•LIBOR and SOFR rates also rose sharply during the third quarter. One- and three-month LIBOR each reached their highest level since 2008, with one-month LIBOR increasing 136 basis points to 3.14%, and three-month LIBOR rising 147 basis points to 3.75%. In anticipation of additional interest rate increases by the Federal Reserve, the spread between one- and three-month LIBOR widened further, finishing the quarter at 61 basis points, compared to just 11 basis points at the start of the year. The Secured Overnight Financing Rate, or "SOFR," increased as well; one-month SOFR rose by 136 basis points to 3.04%, and three-month SOFR increased by 148 basis points to 3.59%. LIBOR and SOFR drive many of our financing costs.
•After contracting for the first two quarters of 2022, real GDP expanded in the third quarter at an annualized rate of 2.6%. Meanwhile, the unemployment rate declined modestly, finishing the quarter at 3.5%.
•The Consumer Price Index registered a year-over-year increase of 8.2% in September, 8.3% in August, and 8.5% in July, after recording a year-over-year increase of 9.1% in June, its highest such increase in more than 40 years.
•For the third quarter, the Bloomberg Barclays U.S. MBS Index generated a negative return of (4.88%), as interest rates continued to rise and yield spreads widened further, and a negative excess return (on a duration-adjusted basis) of (1.48%) relative to the Bloomberg Barclays U.S. Treasury Index. The Bloomberg Barclays U.S. Corporate Bond Index generated a negative return of (4.33%) and a negative excess return of (0.12%), while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a negative return of (0.55%) but a positive excess return of 2.20%.

•U.S. equity markets rose during the first half of the quarter but reversed course during the second half, finishing lower overall. Quarter over quarter, the S&P 500 declined by 5.3%, the Dow Jones Industrial Average was down 6.7%, and the NASDAQ fell 4.1%. Similar to the MOVE index, the VIX volatility index also declined during the first half of the quarter before spiking in the second half. Meanwhile, London's FTSE 100 index decreased by 3.8%, and the MSCI World global equity index fell by 6.6% quarter over quarter.
Portfolio Overview and Outlook
The following tables summarize our investment portfolio as of September 30, 2022 and June 30, 2022.
Credit Portfolio(1)

	September 30, 2022		June 30, 2022
($ in thousands)	Fair Value	% of Total Long Credit Portfolio	Fair Value	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$29,533	0.7%	$34,478	0.8%
CMBS	19,552	0.5%	28,625	0.7%
Commercial Mortgage Loans and REO(4)(5)	553,728	12.7%	562,154	13.7%
Consumer Loans and ABS backed by Consumer Loans(2)	98,841	2.3%	99,922	2.4%
Corporate Debt and Equity and Corporate Loans	14,180	0.3%	18,336	0.5%
Debt and Equity Investments in Loan Origination Entities(3)	87,340	2.0%	115,415	2.8%
Non-Agency RMBS	197,903	4.5%	221,725	5.4%
Residential Mortgage Loans and REO(4)	3,349,797	76.6%	2,996,700	73.1%
Non-Dollar Denominated:
CLOs(2)	1,526	—%	1,627	—%
Corporate Debt and Equity	300	—%	430	—%
RMBS(6)	19,286	0.4%	22,387	0.6%
Total Long Credit Portfolio	$4,371,986	100.0%	$4,101,799	100.0%
Less: Non-retained Tranches of Consolidated Securitization Trusts	1,630,001		1,441,165
Total Long Credit Portfolio excluding Non-retained Tranches of Consolidated Securitization Trusts	$2,741,985		$2,660,634
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
(5)Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.
(6)Includes an investment in an unconsolidated entity holding European RMBS.
Agency RMBS Portfolio

	September 30, 2022		June 30, 2022
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$1,078,496	95.0%	$1,267,183	94.8%
Floating Rate	6,498	0.6%	7,489	0.6%
Reverse Mortgages	30,796	2.7%	35,933	2.7%
IOs	19,525	1.7%	24,773	1.9%
Total Long Agency RMBS	$1,135,315	100.0%	$1,335,378	100.0%
Our total long credit portfolio, excluding non-retained tranches of consolidated non-QM securitization trusts, grew by 3% in the third quarter, to $2.742 billion as of September 30, 2022. This growth was driven primarily by a larger residential transition loan portfolio, partially offset by opportunistic sales, paydowns, and mark-to-market losses elsewhere in the credit portfolio. In addition, our total long Agency RMBS portfolio decreased by 15% quarter over quarter, to $1.135 billion, resulting from net sales, paydowns, and net losses.
As of September 30, 2022, we had cash and cash equivalents of $175.2 million.
Credit Portfolio Performance Summary
Net interest income on our credit portfolio increased significantly quarter over quarter, driven by the larger portfolio, while we also had strong performance from our CLO and CMBS strategies, and significant net gains on our interest rate hedges and retained non-QM tranches, driven by the appreciation of our non-QM interest only securities.
On the other hand, rapidly rising interest rates, widening yield spreads and weak securitization economics generated losses on our unsecuritized non-QM loan portfolio and continued to pressure gain-on-sale margins and origination volumes for our loan originator affiliates. Although both LendSure and Longbridge were profitable in the third quarter, lower earnings for LendSure compared to prior periods and the reduced purchase price for the Longbridge Transaction (which reflected a discount to Longbridge's book value rather than a premium as originally estimated, along with a lower book value) resulted in a lower valuation for each originator quarter over quarter. As a result, we experienced a significant net loss for the quarter on our strategic investments in these loan originators.
During the quarter, our cost of funds on credit investments increased significantly, driven by higher interest rates. Asset yields on our credit investments also increased over the same period, though by a lesser amount. As a result, the net interest margin on our credit portfolio (defined as the weighted average asset yield less the weighted average secured financing cost of funds) declined quarter over quarter to 2.34% from 2.75%.
Supplemental Credit Portfolio Information
The table below details certain information regarding our investments in commercial mortgage loans as of September 30, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans(3)(4)	$748,810	$(101)	$748,709	$174	$(2,510)	$746,373	8.41%	8.78%	1.14
(1)Excludes commercial mortgage loans in non-accrual status, with a fair value of $31.8 million.
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
(4)As of September 30, 2022 all of our commercial mortgage loans were first lien mortgages, all of which have floating rates with a rate floor.
The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of September 30, 2022:

Property Type(1)	September 30, 2022
Multifamily	69.8%
Office	7.6%
Industrial	6.5%
Hotel	6.4%
Retail	3.5%
Commercial Mixed Use	2.8%
Mobile Home Community	2.6%
Self Storage	0.8%
100.0%
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.

The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of September 30, 2022:

Property Location by U.S. State(1)	September 30, 2022
Texas	18.4%
Florida	18.1%
Georgia	12.6%
New York	7.1%
Arizona	5.8%
New Jersey	5.0%
All other states <5%	33.0%
100.0%
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in residential mortgage loans by loan type and REO resulting from the foreclosure of residential mortgage loans as of September 30, 2022:

	September 30, 2022
Loan Type	Unpaid Principal Balance	Fair Value
	In thousands
Non-QM loans	$2,683,766	$2,437,273
Residential transition loans	898,303	898,108
Other residential loans	15,335	13,429
Total residential mortgage loans	$3,597,404	$3,348,810
Residential REO(1)		988
Total residential mortgage loans and residential REO(1)		$3,349,798
(1)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
The following table provides additional details about our investments in unconsolidated entities as of September 30, 2022:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
Longbridge Financial, LLC	Reverse Mortgage Loan Originator	$38,886
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	26,590
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	17,742
		83,218
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans	69,465
Equity investments in securitization-related risk retention vehicles	Consumer Loans and European RMBS	10,686
Other	Various	8,010
		88,161
		171,379

Agency RMBS Portfolio Performance Summary
After positive performance in July, Agency RMBS significantly underperformed U.S. Treasury securities and interest rate swaps in August and September, and for the third quarter overall, as persistently high inflation weakened market sentiment, drove volatility higher, and led the Federal Reserve to continue the rapid tightening of its monetary policy. The Federal Reserve increased its target range for the federal funds rate by 0.75% in both July and September, which left the benchmark rate at its highest level since 2008, and also accelerated the runoff of its balance sheet in September. Interest rates rose significantly during the quarter, particularly short-term interest rates, and actual and implied interest rate volatility surged, with the MOVE index in September reaching its highest level since the COVID-related market volatility of March 2020.
Agency RMBS durations extended in response to the higher interest rates, while the elevated volatility contributed to substantial yield spread widening during the quarter. As a result, we had a significant net loss in the strategy for the quarter, as net losses on our Agency RMBS exceeded net gains on our interest rate hedges and net interest income.
Pay-ups on our specified pools increased modestly to 0.76% as of September 30, 2022, as compared to 0.70% as of June 30, 2022.
During the quarter, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. Similar to the prior quarter, we ended the quarter with a net short TBA position, both on a notional basis and as measured by 10-year equivalents.
During the quarter, our cost of funds on Agency RMBS increased significantly, driven by higher interest rates. Our asset yields on Agency RMBS also increased over the same period, though by a much smaller amount. As a result, our net interest margin on our Agency RMBS, excluding the Catch-up Premium Amortization Adjustment, declined quarter over quarter to 1.00% from 1.76%.
As of September 30, 2022 and June 30, 2022, the weighted average net pass-through rate on our fixed-rate specified pools was 3.2% and 2.9%, respectively. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was 25% for the three-month period ended September 30, 2022.
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021, and September 30, 2021.

	Three-Month Period Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Three-Month Constant Prepayment Rates(1)	9.5%	11.6%	12.7%	18.5%	21.6%
(1)Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2022 and June 30, 2022:

		September 30, 2022			June 30, 2022
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50–1.99	$19,814	$17,056	23	$20,406	$18,682	20
	2.00–2.49	20,814	18,441	18	53,755	50,531	17
	2.50–2.99	67,233	61,367	29	75,088	72,277	31
	3.00–3.49	29,005	27,011	26	31,413	30,814	23
	3.50–3.99	16,017	15,269	75	17,073	17,104	73
	4.00–4.49	3,240	3,158	73	3,421	3,462	70
	4.50–4.99	401	400	138	1,784	1,804	142
Total 15-year fixed-rate mortgages		156,524	142,702	32	202,940	194,674	30
20-year fixed-rate mortgages:
	2.00–2.49	2,608	2,158	22	2,663	2,381	19
	2.50–2.99	4,443	3,805	23	4,539	4,187	20
	4.50–4.99	331	324	106	386	396	103
Total 20-year fixed-rate mortgages		7,382	6,287	27	7,588	6,964	24
30-year fixed-rate mortgages:
	2.00–2.49	52,680	42,889	16	147,302	128,586	11
	2.50–2.99	298,402	252,206	18	407,547	369,130	14
	3.00–3.49	234,425	206,077	23	235,927	222,056	20
	3.50–3.99	113,531	103,847	49	117,936	115,294	46
	4.00–4.49	138,977	130,588	46	123,141	123,432	52
	4.50–4.99	141,306	135,973	30	70,939	72,553	57
	5.00–5.49	49,287	48,603	41	29,882	31,107	69
	5.50–5.99	8,259	8,271	23	2,122	2,274	83
	6.00–6.49	1,009	1,053	124	1,017	1,113	121
Total 30-year fixed-rate mortgages		1,037,876	929,507	29	1,135,813	1,065,545	26
Total fixed-rate Agency RMBS		$1,201,782	$1,078,496	29	$1,346,341	$1,267,183	27

Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of September 30, 2022 and June 30, 2022:

	As of
($ in thousands)	September 30, 2022	June 30, 2022
Recourse(1) borrowings:
Repurchase agreements	$2,895,019	$2,865,222
Other secured borrowings	40,900	45,455
Senior Notes, at par	210,000	296,000
Total recourse borrowings	$3,145,919	$3,206,677
Debt-to-equity ratio based on total recourse borrowings(1)	2.7:1	2.6:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities	2.6:1	2.6:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(3)	2.6:1	2.6:1
Non-Recourse(2) Borrowings:
Other Secured Borrowings, at fair value(4)	$1,635,829	$1,448,182
Total Recourse and Non-Recourse Borrowings	$4,781,748	$4,654,859
Debt-to-equity ratio based on total recourse and non-recourse borrowings	4.1:1	3.8:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities	4.0:1	3.8:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(3)	4.0:1	3.7:1
(1)As of both September 30, 2022 and June 30, 2022, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 2.8:1 as of September 30, 2022 and June 30, 2022, respectively.
(2)All of our non-recourse borrowings are secured by collateral. In the event of default under a non-recourse borrowing, the lender has a claim against the collateral but not any of the Operating Partnership's other assets. In the event of default under a recourse borrowing, the lender's claim is not limited to the collateral (if any).
(3)For unsettled purchases and sales, assumes associated borrowings are subject to haircuts of 5.3% and 5.1% as of September 30, 2022 and June 30, 2022, respectively.
(4)Relates to our non-QM loan securitizations, where we have elected the fair value option on the related debt.
Our debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales, increased to 4.0:1 as of September 30, 2022 as compared to 3.7:1 as of June 30, 2022. This increase was driven in part by an increase in higher non-recourse borrowings following the non-QM securitization that we completed during the quarter, and in part by a decrease in total equity. Our recourse debt-to-equity ratio, excluding U.S. Treasury securities, adjusted for unsettled purchases and sales, was unchanged at 2.6:1 quarter over quarter, however, as lower recourse borrowings on the smaller Agency RMBS portfolio and the repayment of $86 million of Senior Notes roughly offset higher recourse borrowings on the credit portfolio and a decrease in total equity.
Our secured financing costs include interest expense related to our repo borrowings and Total other secured borrowings. For the three-month period ended September 30, 2022, the average cost of funds on our secured financings increased significantly to 3.14%, as compared to 2.03% for the three-month period ended June 30, 2022. The period-over-period increase was primarily driven by higher interest rates. Our unsecured financing costs consist of interest expense related to our Senior Notes. For the three-month period ended September 30, 2022, the average borrowing rate on our unsecured financings was 5.86%, as compared to 5.85% for the three-month period ended June 30, 2022. Our average cost of funds, including both secured and unsecured financings, increased to 3.28% from 2.61% over the same period.

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

The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Premium Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended September 30, 2022 and 2021 we recognized a Catch-Up Premium Amortization Adjustment of $1.6 million and $(2.9) million, respectively. For the nine-month periods ended September 30, 2022 and 2021 we recognized a Catch-Up Premium Amortization Adjustment of $3.1 million and $10 thousand, respectively. The Catch-up Premium Amortization Adjustment is reflected as an increase (decrease) to Interest income on the Condensed Consolidated Statement of Operations.
See the notes to our consolidated financial statements for more information on the assumptions and methods that we use to amortize purchase premiums and accrete purchase discounts.
Income Taxes: We have elected to be taxed as a REIT for U.S. federal income tax purposes, and are generally are not subject to corporate-level federal and state income tax on net income we distribute to our stockholders within the prescribed timeframes. We have elected to treat certain domestic and foreign subsidiaries as TRSs. Our financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Establishing a provision for income tax expense requires judgement and interpretation of the application of various federal, state, local, and foreign jurisdiction's tax laws. We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. See Note 2 and Note 12 to our consolidated financial statements for additional details on income taxes.
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes the fair value of our investment portfolio(1) as of September 30, 2022 and December 31, 2021.

(In thousands)	September 30, 2022	December 31, 2021
Long:
Credit:
Dollar Denominated:
CLO(2)	$29,533	$60,903
CMBS	19,552	25,643
Commercial Mortgage Loans and REO(3)(5)	553,728	387,165
Consumer Loans and ABS backed by Consumer Loans(2)	98,841	153,124
Corporate Debt and Equity and Corporate Loans	14,180	20,128
Debt and Equity Investments in Loan Origination Entities(4)	87,340	141,315
Non-Agency RMBS	197,903	191,728
Residential Mortgage Loans and REO(3)	3,349,797	2,017,219
Non-Dollar Denominated:
CLO(2)	1,526	3,092
Consumer Loans and ABS backed by Consumer Loans	—	213
Corporate Debt and Equity	300	13
RMBS(6)	19,286	25,846
Agency:
Fixed-Rate Specified Pools	1,078,496	1,600,862
Floating-Rate Specified Pools	6,498	9,456
IOs	19,525	33,288
Reverse Mortgage Pools	30,796	53,010
Government Debt:
Dollar Denominated	30,483	—
Total Long	$5,537,784	$4,723,005
Short:
Credit:
Government Debt:
Dollar Denominated	(177,604)	(92,190)
Non-Dollar Denominated	(21,938)	(28,335)
Total Short	$(199,542)	$(120,525)
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
(6)Includes an investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of September 30, 2022.

	September 30, 2022
	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$324	$(56,565)	$(56,241)	$2,295
Total Net Mortgage-Related Derivatives				2,295
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	1,867	(194,282)	(192,415)	757
Total Return Swaps on Corporate Debt(3)	2,988	—	2,988	(37)
Warrants(4)	1,897	—	1,897	663
Total Net Corporate-Related Derivatives				1,383
Interest Rate-Related Derivatives:
TBAs	57,507	(741,598)	(684,091)	28,318
Interest Rate Swaps	1,370,121	(2,470,170)	(1,100,049)	76,782
U.S. Treasury Futures(5)	1,900	(50,100)	(48,200)	586
Total Interest Rate-Related Derivatives				105,686
Other Derivatives:
Foreign Currency Forwards(6)	—	(11,400)	(11,400)	261
Total Net Other Derivatives				261
Net Total				$109,625
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 8 of the notes to the consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of September 30, 2022, derivative assets and derivative liabilities were $160.0 million and $(50.4) million, respectively, for a net fair value of $109.6 million, as reflected in "Net Total" above.
(3)Notional value represents the face amount of the underlying asset.
(4)Notional represents the maximum number of shares available to be purchased upon exercise.
(5)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of September 30, 2022, a total of 19 long and 252 short U.S. Treasury futures contracts were held.
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
As of September 30, 2022, our Consolidated Balance Sheet reflected total assets of $6.3 billion and total liabilities of $5.2 billion. As of December 31, 2021, our Consolidated Balance Sheet reflected total assets of $5.2 billion and total liabilities of $3.9 billion. Our investments in securities, loans, and unconsolidated entities, financial derivatives, and real estate owned included in total assets were $5.7 billion and $4.7 billion as of September 30, 2022 and December 31, 2021, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $250.0 million and $132.8 million as of September 30, 2022 and December 31, 2021, respectively. As of both September 30, 2022 and December 31, 2021, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. We primarily use short positions in U.S. Treasury securities and sovereign bonds to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of September 30, 2022 and December 31, 2021, we had a net short notional TBA position of $684.1 million and $640.2 million, respectively.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of September 30, 2022 indebtedness outstanding on our repos was approximately $2.9 billion. As of September 30, 2022, our assets financed with repos consisted of Agency RMBS of $1.1 billion, credit assets of $2.2 billion, and U.S. Treasury securities of $30.5 million. As of September 30, 2022, outstanding indebtedness under repos was $1.1 billion for Agency RMBS, $1.7 billion for credit assets, and $30.8 million for U.S. Treasury securities. As of December 31, 2021 indebtedness outstanding on our repos was approximately $2.5 billion. As of December 31, 2021, our assets financed with repos consisted of Agency RMBS of $1.6 billion and credit assets of $1.1 billion. As of December 31, 2021, outstanding indebtedness under repos was $1.6 billion for Agency RMBS and $0.8 billion for credit assets.
In addition to our repos, as of September 30, 2022 we had Total other secured borrowings of $1.7 billion, used to finance $1.8 billion of non-QM loans and ABS backed by consumer loans. This compares to Total other secured borrowings of $1.1 billion as of December 31, 2021, used to finance $1.2 billion of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans. In addition to our secured borrowings, we had $210.0 million and $86.0 million of Senior Notes outstanding as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022 and December 31, 2021, our debt-to-equity ratio was 4.1:1 and 2.7:1, respectively. Our recourse debt-to-equity ratio was 2.7:1 as of September 30, 2022 as compared to 2.0:1 as of December 31, 2021. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of September 30, 2022, our equity decreased by $142.9 million to $1.181 billion from $1.324 billion as of December 31, 2021. The decrease principally consisted of net loss of $(97.7) million, common and preferred dividends of $92.8 million, distributions to non-controlling interests of $16.2 million, and $1.7 million to repurchase shares of common stock. These decreases were partially offset by net proceeds from the issuance of shares of common stock of $53.2 million, after commissions and offering costs, net proceeds from the issuance of shares of preferred stock of $0.5 million, net of commissions and offering costs, and contributions from our non-controlling interests of $10.4 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.155 billion as of September 30, 2022.

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three- and nine-month periods ended September 30, 2022 and 2021:

	Three-Month Period Ended		Nine Month-Period Ended
(In thousands except per share amounts)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest Income (Expense)
Interest income	$78,592	$40,146	$192,388	$126,115
Interest expense	(42,080)	(10,604)	(82,121)	(33,111)
Net interest income	36,512	29,542	110,267	93,004
Other Income (Loss)(1)
Realized and unrealized gains (losses) on securities and loans, net	(183,997)	3,147	(528,525)	13,633
Realized and unrealized gains (losses) on financial derivatives, net	69,254	(627)	187,190	10,621
Realized and unrealized gains (losses) on real estate owned, net	(139)	622	101	(1,498)
Unrealized gains (losses) on other secured borrowings, at fair value, net	79,430	1,568	202,329	4,945
Unrealized gains (losses) on senior notes, at fair value	9,135	—	16,485	—
Other, net	(31)	1,418	1,022	4,365
Total other income (loss)	(26,348)	6,128	(121,398)	32,066
Expenses
Base management fee to affiliate (Net of fee rebates of $444, $395, $1,705, and $784, respectively)(2)	3,950	3,675	12,206	10,308
Incentive fee to affiliate	—	5,255	—	12,412
Other investment related expenses	5,968	2,879	20,472	12,565
Other operating expenses	4,545	4,438	14,454	12,716
Total expenses	14,463	16,247	47,132	48,001
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	(4,299)	19,423	(58,263)	77,069
Income tax expense (benefit)	(81)	(2,009)	(14,867)	3,149
Earnings (losses) from investments in unconsolidated entities	(25,513)	2,549	(54,284)	27,786
Net Income (Loss)	(29,731)	23,981	(97,680)	101,706
Net income (loss) attributable to non-controlling interests	(264)	1,476	(1,075)	4,809
Dividends on preferred stock	3,823	1,941	11,468	5,822
Net Income (Loss) Attributable to Common Stockholders	$(33,290)	$20,564	$(108,073)	$91,075
Net Income (Loss) Per Common Share	$(0.55)	$0.41	$(1.82)	$1.99
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

The following table reconciles, for the three- and nine-month periods ended September 30, 2022 and 2021, Adjusted Distributable Earnings to the line on our Condensed Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands, except per share amounts)	September 30, 2022	September 30, 2021(1)	September 30, 2022	September 30, 2021(1)
Net income (loss)	$(29,731)	$23,981	$(97,680)	$101,706
Income tax expense (benefit)	(81)	(2,009)	(14,867)	3,149
Net income (loss) before income tax expense (benefit)	(29,812)	21,972	(112,547)	104,855
Adjustments:
Realized (gains) losses on securities and loans, net	33,247	(6,359)	51,272	(8,627)
Realized (gains) losses on financial derivatives, net	(18,995)	1,782	(89,108)	(4,438)
Realized (gains) losses on real estate owned, net	18	50	(474)	63
Unrealized (gains) losses on securities and loans, net	150,750	3,212	477,253	(5,006)
Unrealized (gains) losses on financial derivatives, net	(50,259)	(1,155)	(98,082)	(6,183)
Unrealized (gains) losses on real estate owned, net	121	(672)	373	1,435
Unrealized (gains) losses on other secured borrowings, at fair value, net	(79,430)	(1,568)	(202,329)	(4,945)
Unrealized (gains) losses on senior notes, at fair value	(9,135)	—	(16,485)	—
Other realized and unrealized (gains) losses, net(2)	805	435	2,020	1,044
Net realized gains (losses) on periodic settlements of interest rate swaps	2,841	(1,069)	640	(1,808)
Net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	361	252	1,759	(47)
Incentive fee to affiliate	—	5,255	—	12,412
Non-cash equity compensation expense	369	244	1,019	717
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	(1,604)	2,944	(3,101)	(10)
Non-capitalized transaction costs and other expense adjustments	2,732	471	11,956	4,423
(Earnings) losses from investments in unconsolidated entities(3)	25,513	(2,549)	54,284	(27,786)
Adjusted distributable earnings from investments in unconsolidated entities(3)	3,271	3,196	8,927	7,941
Total Adjusted Distributable Earnings	30,793	26,441	87,377	74,040
Dividends on preferred stock	3,823	1,941	11,468	5,822
Adjusted Distributable Earnings attributable to non-controlling interests	508	1,544	1,346	4,200
Adjusted Distributable Earnings Attributable to Common Stockholders	$26,462	$22,956	$74,563	64,018
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$0.44	$0.46	$1.26	$1.40
(1)Conformed to current period presentation.
(2)Includes realized and unrealized gains (losses) on foreign currency included in Other, net, on the Condensed Consolidated Statement of Operations.
(3)Includes net interest income and operating expenses for certain investments in unconsolidated entities.

Results of Operations for the Three-Month Periods Ended September 30, 2022 and 2021
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended September 30, 2022 we had net income (loss) attributable to common stockholders of $(33.3) million, compared to $20.6 million for the three-month period ended September 30, 2021. The reversal in our results of operations was primarily due to net realized and unrealized losses on our securities and loans and losses from investments in unconsolidated entities, as compared to net gains on securities and loans and earnings from investments in unconsolidated entities in the prior period. For the three-month period ended September 30, 2022, such net realized and unrealized losses were partially offset by net realized and unrealized gains on financial derivatives and an increase in unrealized gains on other secured borrowings, at fair value and senior notes, at fair value.
Interest Income
Interest income was $78.6 million for the three-month period ended September 30, 2022, as compared to $40.1 million for the three-month period ended September 30, 2021. Interest income for both periods included coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
For the three-month period ended September 30, 2022, interest income from our credit portfolio was $66.0 million, as compared to $34.7 million for the three-month period ended September 30, 2021. This period-over-period increase was primarily due to the larger size of the credit portfolio for the three-month period ended September 30, 2022, partially offset by lower average asset yields.
For the three-month period ended September 30, 2022, interest income from our Agency RMBS was $10.8 million, as compared to $5.2 million for the three-month period ended September 30, 2021. This period-over-period increase was due to much higher average asset yields, partially offset by the smaller size of the Agency portfolio, for the three-month period ended September 30, 2022.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended September 30, 2022 and 2021:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended September 30, 2022	$66,026	$4,379,384	6.03%	$10,781	$1,397,945	3.08%	$76,807	$5,777,329	5.32%
Three-month period ended September 30, 2021	$34,666	$2,168,359	6.39%	$5,246	$1,474,354	1.42%	$39,912	$3,642,713	4.38%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the three-month period ended September 30, 2022, we had a positive Catch-up Premium Amortization Adjustment of $1.6 million, which increased our interest income. Conversely, for the three-month period ended September 30, 2021, we had a negative Catch-up Premium Amortization Adjustment of $(2.9) million, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.63% and 5.21%, respectively, for the three-month period ended September 30, 2022. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.22% and 4.71%, respectively, for the three-month period ended September 30, 2021.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $42.1 million for the three-month period ended September 30, 2022, as compared to $10.6 million for the three-month period ended September 30, 2021. The increase in interest expense was primarily the result of significant increases in financing rates on both our Agency and credit assets, together with larger average secured borrowings on our credit assets and an increase in unsecured borrowings resulting from our issuance of $210.0 million of 5.875% Senior Notes at the end of the first quarter of 2022.

The table below summarizes the components of interest expense for the three-month periods ended September 30, 2022 and 2021.

	Three-Month Period Ended
(In thousands)	September 30, 2022	September 30, 2021
Repos and Total other secured borrowings	$37,195	$8,684
Senior Notes	3,917	1,248
Securities sold short (1)	925	613
Other (2)	43	59
Total	$42,080	$10,604
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
(2)Primarily includes interest expense on our counterparties' cash collateral held by us and reverse repurchase agreements with negative interest rates.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the three-month periods ended September 30, 2022 and 2021.

	Three-Month Period Ended
	September 30, 2022			September 30, 2021
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,441,741	$31,983	3.69%	$1,577,246	$8,060	2.03%
Agency RMBS	1,229,624	5,038	1.63%	1,408,058	624	0.18%
Subtotal(1)	4,671,365	37,021	3.14%	2,985,304	8,684	1.15%
U.S. Treasury Securities	30,922	174	2.23%	441	—	0.10%
Total	$4,702,287	$37,195	3.14%	$2,985,745	$8,684	1.15%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 2.79% for the three-month period ended September 30, 2022 and increase to 1.31% for the three-month period ended September 30, 2021. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 2.42% and 3.40% for the three-month periods ended September 30, 2022 and 2021, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the three-month period ended September 30, 2022, the gross base management fee, which is based on total equity at the end of each quarter, was $4.4 million, and our Manager credited us with rebates on our base management fee of $0.4 million, resulting in a net base management fee of $4.0 million. For the three-month period ended September 30, 2021, the gross base management fee was $4.1 million, and our Manager credited us with rebates on our base management fee of $0.4 million, resulting in a net base management fee of $3.7 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was due to a larger capital base at September 30, 2022 as compared to September 30, 2021.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. No incentive fee was incurred for the three-month period ended September 30, 2022, since our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. For the three-month period ended September 30, 2021, we incurred an incentive fee of $5.3 million. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.

Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended September 30, 2022 and 2021 other investment related expenses were $6.0 million and $2.9 million, respectively. This period-over-period increase is primarily due to us incurring debt issuance costs related to other secured borrowings, at fair value in the latter period as well as an increase in investment-related expenses related to our mortgage loan and REO portfolios.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $4.5 million for the three-month period ended September 30, 2022 as compared to $4.4 million for the three-month period ended September 30, 2021.
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
For the three-month period ended September 30, 2022, other income (loss) was $(26.3) million, consisting primarily of net realized and unrealized losses on our securities and loans of $(184.0) million, partially offset by $69.3 million of net realized and unrealized gains on our financial derivatives, $79.4 million of net unrealized gains on our Other secured borrowings, at fair value, and $9.1 million net unrealized gains on our Senior notes, at fair value. Rapidly rising interest rates and widening yield spreads drove net realized and unrealized losses of $(184.0) million on our securities and loans, primarily on our Agency RMBS, non-QM loans, non-Agency RMBS, and consumer loans and ABS backed by consumer loans. Such losses were partially offset by net realized and unrealized gains on short positions in U.S. Treasury securities and sovereign bonds, and CLOs. Net realized and unrealized gains of $69.3 million on our financial derivatives were primarily related to net realized and unrealized gains on interest rate swaps, short positions in TBAs, futures, and forwards, which were driven by rising interest rates during the quarter, and in the case of short positions in TBAs, also by widening yield spreads. We recognized net unrealized gains of $79.4 million on our Other secured borrowings, at fair value for the three-month period ended September 30, 2022, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized losses of $(97.9) million, which are included in Unrealized gains (losses) on securities and loans, net.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) was $(0.1) million for the three-month period ended September 30, 2022, as compared to $(2.0) million for the three-month period ended September 30, 2021. Income tax benefit for the three-month period ended September 30, 2022 was related to net realized and unrealized losses on investments held in a domestic TRS. Income tax expense for the three-month period ended September 30, 2021 was related to net realized and unrealized gains on investments held in a domestic TRS. As of September 30, 2022, we had a net deferred tax asset of approximately $18.7 million, against which we took a full allowance.

Earnings (Losses) from Investments in Unconsolidated Entities
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $(25.5) million for the three-month period ended September 30, 2022, as compared to $2.5 million for the three-month period ended September 30, 2021. The reversal in earnings from investments in unconsolidated entities primarily relates to unrealized losses on investments in loan originators for the three-month period ended September 30, 2022, partially offset by net realized and unrealized gains on our investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates. Rapidly rising interest rates and widening yield spreads continued to pressure gain-on-sale margins and origination volumes at our loan originators, which drove the mark-to-market losses on investments in such loan originators. We also had a mark-to-market loss on our investment in Longbridge based on the reduced purchase price on the Longbridge Transaction, which closed on October 3, 2022. For the three-month period ended September 30, 2021, earnings from investments in unconsolidated entities primarily related to unrealized gains on loan originators and unrealized gains on an equity investment in a securitization-related risk retention vehicle.
Results of Operations for the Nine-Month Periods Ended September 30, 2022 and 2021
Net Income (Loss) Attributable to Common Stockholders
For the nine-month period ended September 30, 2022 we had net income (loss) attributable to common stockholders of $(108.1) million, compared to $91.1 million for the nine-month period ended September 30, 2021. The reversal in our results of operations was primarily due to realized and unrealized losses on our securities and loans, and losses from investments in unconsolidated entities, as compared to realized and unrealized gains on our securities and loans, and earnings from investments in unconsolidated entities in the prior period. Such losses for the nine-month period ended September 30, 2022 were partially offset by an increase in net interest income, net realized and unrealized gains on financial derivatives, an increase in unrealized gains on other secured borrowings, at fair value, and unrealized gains on our senior notes, at fair value.
Interest Income
Interest income was $192.4 million for the nine-month period ended September 30, 2022, as compared to $126.1 million for the nine-month period ended September 30, 2021. Interest income for both periods included coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
For the nine-month period ended September 30, 2022, interest income from our credit portfolio was $159.9 million, as compared to $102.0 million for the nine-month period ended September 30, 2021. This period-over-period increase was primarily due to the larger size of the credit portfolio for the nine-month period ended September 30, 2022, partially offset by lower average asset yields.
For the nine-month period ended September 30, 2022, interest income from our Agency RMBS was $30.0 million, as compared to $23.3 million for the nine-month period ended September 30, 2021. This period-over-period increase was due to higher average asset yields as well as the larger size of the Agency portfolio, for the nine-month period ended September 30, 2022.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the nine-month periods ended September 30, 2022 and 2021:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine-month period ended September 30, 2022	$159,876	$3,863,208	5.52%	$30,028	$1,480,110	2.70%	$189,904	$5,343,318	4.74%
Nine-month period ended September 30, 2021	$102,015	$2,062,442	6.60%	$23,326	$1,380,854	2.25%	$125,341	$3,443,296	4.85%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the nine-month periods ended September 30, 2022 and 2021 we had a positive Catch-up Premium Amortization Adjustment of $3.1 million and $10 thousand, respectively, which increased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.43% and 4.66%, respectively, for the nine-month period ended September 30, 2022. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.25% and 4.85%, respectively, for the nine-month period ended September 30, 2021.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $82.1 million for the nine-month period ended September 30, 2022, as compared to $33.1 million for the nine-month period ended September 30, 2021. The increase in interest expense was primarily the result of significant increases in financing rates, together with larger average secured borrowings on both our Agency and credit assets, an increase in unsecured borrowings resulting from our issuance of $210.0 million of 5.875% Senior Notes at the end of the first quarter of 2022, and an increase in interest expense related to our securities sold short.
The table below summarizes the components of interest expense for the nine-month periods ended September 30, 2022 and 2021.

	Nine-Month Period Ended
(In thousands)	September 30, 2022	September 30, 2021
Repos and Total other secured borrowings	$70,281	$27,870
Senior Notes	9,532	3,745
Securities sold short (1)	2,137	932
Other (2)	171	564
Total	$82,121	$33,111
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
(2)Primarily includes interest expense on our counterparties' cash collateral held by us and reverse repurchase agreements with negative interest rates.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the nine-month periods ended September 30, 2022 and 2021.

	Nine-Month Period Ended
	September 30, 2022			September 30, 2021
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$2,786,329	$62,101	2.98%	$1,472,463	$25,836	2.35%
Agency RMBS	1,396,925	7,966	0.76%	1,344,165	2,034	0.20%
Subtotal(1)	4,183,254	70,067	2.24%	2,816,628	27,870	1.32%
U.S. Treasury Securities	16,619	214	1.72%	258	—	0.06%
Total	$4,199,873	$70,281	2.24%	$2,816,886	$27,870	1.32%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 2.11% and increase to 1.46% for the nine-month periods ended September 30, 2022 and 2021, respectively. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 2.55% and 3.39% for the nine-month periods ended September 30, 2022 and 2021, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.

Base Management Fees
For the nine-month period ended September 30, 2022, the gross base management fee, which is based on total equity at the end of each quarter, was $13.9 million, and our Manager credited us with rebates on our base management fee of $1.7 million, resulting in a net base management fee of $12.2 million. For the nine-month period ended September 30, 2021, the gross base management fee, which is based on total equity at the end of each quarter, was $11.1 million, and our Manager credited us with rebates on our base management fee of $0.8 million, resulting in a net base management fee of $10.3 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was due to a larger capital base at each quarter end in 2022, as compared to the respective quarter ends in 2021. Such increases were partially offset by the increase in the base management fee rebates.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. No incentive fee was incurred for the nine-month period ended September 30, 2022, since for each quarter during this period, our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. For the nine-month period ended September 30, 2021, we incurred an incentive fee of $12.4 million. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the nine-month periods ended September 30, 2022 and 2021 other investment related expenses were $20.5 million and $12.6 million, respectively. The increase in other investment related expenses was primarily due to debt issuance costs related to Senior notes, at fair value, that were issued during the nine-month period ended September 30, 2022, as well as an increase in debt issuance costs related to larger non-QM loan securitizations in the latter period, and an increase in servicing expenses related to our larger residential mortgage loan portfolio.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $14.5 million for the nine-month period ended September 30, 2022 as compared to $12.7 million for the nine-month period ended September 30, 2021. The increase in other operating expenses for the nine-month period ended September 30, 2022 was primarily due to an increase in compensation expense.
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
For the nine-month period ended September 30, 2022, other income (loss) was $(121.4) million, consisting primarily of net realized and unrealized losses on our securities and loans of $(528.5) million, partially offset by $187.2 million of net realized and unrealized gains on our financial derivatives, $202.3 million of net unrealized gains on our Other secured borrowings, at fair value, and $16.5 million of unrealized gains on our senior notes, at fair value. Rapidly rising interest rates and widening yield spreads drove net realized and unrealized losses of $(528.5) million on our securities and loans, primarily Agency RMBS, non-QM loans, non-Agency RMBS, consumer loans and ABS backed by consumer loans. Such losses were partially offset by net realized and unrealized gains on short positions in U.S. Treasury securities and sovereign bonds. Net realized and unrealized gains of $187.2 million on our financial derivatives were primarily related to net realized and unrealized gains on interest rate swaps, short positions in TBAs, futures, and forwards, which were driven by rising interest rates, and in the case of short positions in TBAs, also by widening yield spreads; as well as net realized and unrealized gains on credit default swaps on corporate bond and asset-backed indices. We recognized net unrealized gains of $202.3 million on our Other secured borrowings, at fair value for the nine-month period ended September 30, 2022, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized losses of $(241.1) million, which are included in Unrealized gains (losses) on securities and loans, net.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) was $(14.9) million for the nine-month period ended September 30, 2022, as compared to $3.1 million for the nine-month period ended September 30, 2021. Income tax benefit for the nine-month period ended September 30, 2022 was related to net realized and unrealized losses on investments held in a domestic TRS. Income tax expense for the nine-month period ended September 30, 2021 was related to net realized and unrealized gains on investments held in a domestic TRS. As of September 30, 2022, we had a net deferred tax asset of approximately $18.7 million against which we took a full allowance.
Earnings (Losses) from Investments in Unconsolidated Entities
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $(54.3) million for the nine-month period ended September 30, 2022, as compared to $27.8 million for the nine-month period ended September 30, 2021. The reversal in earnings from investments in unconsolidated entities primarily relates to unrealized losses on investments in loan originators for the nine-month period ended September 30, 2022, partially offset by net realized and unrealized gains on our investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates. Rapidly rising interest rates and widening yield spreads pressured gain-on-sale margins and origination volumes at our loan originators, which drove the mark-to-market losses on our investments in such loan originators. We also had mark-to-market losses on our investment in Longbridge, including a mark-to-market loss based on the reduced purchase price on the Longbridge Transaction, which closed on October 3, 2022. For the nine-month period ended September 30, 2021, earnings from investments in unconsolidated entities primarily related to unrealized gains on loan originators and unrealized gains on an equity investment in a securitization-related risk retention vehicle.
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

The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	September 30, 2022		December 31, 2021
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$497,574	17.2%	$557,499	22.5%
31 - 60 Days	471,659	16.3%	356,594	14.4%
61 - 90 Days	189,745	6.6%	251,343	10.2%
91 - 120 Days	1,216,722	42.0%	164,403	6.7%
121 - 150 Days	93,579	3.2%	279,268	11.3%
151 - 180 Days	84,819	2.9%	159,687	6.5%
181 - 364 Days	340,921	11.8%	570,694	23.1%
> 364 Days	—	—%	130,275	5.3%
	$2,895,019	100.0%	$2,469,763	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2022, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 25.7% with respect to credit assets, 5.3% with respect to Agency RMBS assets, and 18.7% overall. As of December 31, 2021 these respective weighted average contractual haircuts were 22.4%, 5.4%, and 12.1%. The increase in the weighted average contractual haircut on our overall portfolio is primarily due to higher haircuts on repo borrowings related to our Credit portfolio assets at September 30, 2022 as compared to December 31, 2021.
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
As of September 30, 2022 and December 31, 2021, we had $2.9 billion and $2.5 billion, respectively, of borrowings outstanding under our repos. As of September 30, 2022, the remaining terms on our repos ranged from 3 days to 355 days, with a weighted average remaining term of 106 days. Our repo borrowings were with a total of 23 counterparties as of September 30, 2022. As of September 30, 2022, our repos had a weighted average borrowing rate of 4.00%. As of September 30, 2022, our repos had interest rates ranging from 0.20% to 6.89%. As of December 31, 2021, the remaining terms on our repos ranged from 3 days to 638 days, with a weighted average remaining term of 134 days. Our repo borrowings were with a total of 23 counterparties as of December 31, 2021. As of December 31, 2021, our repos had a weighted average borrowing rate of 0.82%. As of December 31, 2021, our repos had interest rates ranging from 0.10% to 3.75%. Investments transferred as collateral under repos had an aggregate fair value of $3.4 billion and $2.8 billion as of September 30, 2022 and December 31, 2021, respectively.
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

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2022	$2,895,019	$2,877,500	$2,912,264
June 30, 2022	2,865,222	2,590,120	2,865,222
March 31, 2022	2,717,638	2,533,978	2,717,638
December 31, 2021	2,469,763	2,187,363	2,469,763
September 30, 2021	2,105,836	1,958,411	2,175,918
June 30, 2021	1,916,749	1,971,441	2,062,580
March 31, 2021	1,909,511	1,736,912	1,909,511
December 31, 2020	1,496,931	1,408,935	1,496,931
September 30, 2020	1,439,984	1,368,191	1,551,147
June 30, 2020(1)	1,294,549	1,520,985	1,542,577
March 31, 2020(2)	2,034,225	2,440,982	2,485,496
December 31, 2019(3)	2,445,300	2,119,394	2,445,300
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
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including non-QM loans and REO, commercial mortgage loans, and consumer loans and ABS backed by consumer loans; such transactions are accounted for as collateralized borrowings. As of September 30, 2022 and December 31, 2021, we had outstanding borrowings related to such transactions in the amount of $1.7 billion and $1.1 billion, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Balance Sheet. As of September 30, 2022, the fair value of non-QM loans and ABS backed by consumer loans collateralizing our Total other secured borrowings was $1.8 billion. As of December 31, 2021, the fair value of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans collateralizing our Total other secured borrowings was $1.2 billion. See Note 11 in the notes to our consolidated financial statements for further information on our other secured borrowings.
As of September 30, 2022 and December 31, 2021, we had $210.0 million and $86.0 million outstanding of Senior Notes. The $86 million of 5.50% Senior Notes were repaid at maturity in September 2022, and the $210 million of 5.875% Senior Notes mature in April 2027. See Note 11 in the notes to our consolidated financial statements for further detail on the Senior Notes.
As of September 30, 2022, we had an aggregate amount at risk under our repos with 22 counterparties of approximately $593.3 million, and as of December 31, 2021, we had an aggregate amount at risk under our repos with 22 counterparties of approximately $353.2 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of both September 30, 2022 and December 31, 2021 does not include approximately $0.6 million and $4.0 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of September 30, 2022, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with nine counterparties of approximately $44.1 million. We also had $37.1 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2021, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with eight counterparties of approximately $18.5 million. We also had $16.2 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2022, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $6.1 million. As of December 31, 2021, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with ten counterparties of approximately $1.0 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $175.2 million and $92.7 million as of September 30, 2022 and December 31, 2021, respectively.
On June 13, 2018, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.55 million shares of common stock, or the "Common Share Repurchase Program." The Common Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. During the nine-month periods ended September 30, 2022, we repurchased 128,184 common shares at an average price per share of $12.94 and a total cost of $1.7 million. From inception of the Common Share Repurchase Program through November 4, 2022, we repurchased 830,149 common shares at an average price per share of $13.29 and a total cost of $11.0 million, and have authorization to repurchase an additional 719,851 common shares.
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

The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the consolidated financial statements) for the nine-month periods ended September 30, 2022 and 2021:
Nine-Month Period Ended September 30, 2022

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
2022:
September 8, 2022	$0.15	$9,189	September 30, 2022	October 25, 2022
August 4, 2022	0.15	9,186	August 31, 2022	September 26, 2022
July 8, 2022	0.15	9,108	July 29, 2022	August 25, 2022
June 7, 2022	0.15	9,108	June 30, 2022	July 25, 2022
May 2, 2022	0.15	9,121	May 31, 2022	June 27, 2022
April 7, 2022	0.15	9,121	April 29, 2022	May 25, 2022
March 7, 2022	0.15	9,064	March 31, 2022	April 25, 2022
February 7, 2022	0.15	8,730	February 28, 2022	March 25, 2022
January 7, 2022	0.15	8,727	January 31, 2022	February 25, 2022
2021:
September 8, 2021	0.15	7,855	September 30, 2021	October 25, 2021
August 4, 2021	0.15	7,691	August 31, 2021	September 27, 2021
July 8, 2021	0.15	7,614	July 30, 2021	August 25, 2021
June 7, 2021	0.15	6,669	June 30, 2021	July 26, 2021
May 6, 2021	0.15	6,669	May 28, 2021	June 25, 2021
April 4, 2021	0.14	6,224	April 30, 2021	May 25, 2021
March 5, 2021	0.10	4,446	March 31, 2021	April 26, 2021
February 5, 2021	0.10	4,444	February 26, 2021	March 25, 2021
January 8, 2021	0.10	4,444	January 29, 2021	February 25, 2021
On October 6, 2022, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on November 25, 2022 to stockholders of record as of October 31, 2022. On November 7, 2022, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on December 27, 2022 to stockholders of record as of November 30, 2022.
The following table sets forth the dividend distributions authorized by the Board of Directors during the nine-month periods ended September 30, 2022 and 2021 and payable to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
2022:
September 8, 2022	$0.421875	$1,941	September 30, 2022	October 31, 2022
June 7, 2022	0.421875	1,941	June 30, 2022	August 1, 2022
March 7, 2022	0.421875	1,941	March 31, 2022	May 2, 2022
2021:
July 8, 2021	0.421875	1,941	July 19, 2021	July 30, 2021
April 4, 2021	0.421875	1,941	April 19, 2021	April 30, 2021
January 8, 2021	0.421875	1,941	January 19, 2021	February 1, 2021
Series B Preferred Stock:
2022:
September 8, 2022	$0.390625	$3,680	September 30, 2022	October 31, 2022
June 7, 2022	0.390625	3,680	June 30, 2022	August 1, 2022
March 7, 2022	0.390625	3,680	March 31, 2022	May 2, 2022

On August 6, 2021, we commenced the Common ATM Program by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to 10.0 million shares of common stock from time to time. During the nine-month period ended September 30, 2022, we issued 3,085,642 shares of common stock under the Common ATM Program, which provided $53.2 million of net proceeds after $0.8 million of commissions and offering costs. From commencement of the Common ATM Program through November 4, 2022, we have issued 4,635,542 shares of common stock under this program.
On January 20, 2022, we commenced the Preferred ATM Program by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. During the nine-month period ended September 30, 2022, we issued 20,421 shares of Series B Preferred Stock, which provided $0.5 million of net proceeds after $23 thousand of commissions and offering costs. From commencement of the Preferred ATM Program through November 4, 2022, we have issued 20,421 shares of preferred stock under this program.
As previously disclosed, on February 18, 2022, we entered into an agreement with Home Point to purchase the Additional Equity Interest in Longbridge. On October 3, 2022 we paid Home Point $38.9 million in cash to complete the purchase of the Additional Equity Interest.
For the nine-month period ended September 30, 2022, our operating activities provided net cash in the amount of $70.2 million and our investing activities used net cash in the amount of $1.586 billion. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $676.5 million. We received $872.6 million in proceeds from the issuance of Total other secured borrowings. We used $27.1 million for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $6.4 million for the nine-month period ended September 30, 2022. We received proceeds from the issuance of Senior notes, at fair value of $206.4 million, net of debt issuance costs, proceeds from the issuance of common and preferred stock, net of underwriters' discounts and commissions, agent commissions, and offering costs paid, of $53.1 million, and contributions from non-controlling interests of $11.9 million. We used $91.5 million to pay dividends, $16.2 million for distributions to non-controlling interests (our joint venture partners), $86.0 million for repayment of senior notes, and $1.7 million to repurchase common stock. As a result there was an increase in our cash holdings of $82.4 million, from $92.8 million as of December 31, 2021 to $175.2 million as of September 30, 2022.
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
Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
At September 30, 2022 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at September 30, 2022 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of September 30, 2022, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$31,798	2.70%	$63,000	5.34%	$(32,393)	(2.75)%	$(65,380)	(5.54)%
Long TBAs	2,474	0.21%	4,812	0.41%	(2,611)	(0.22)%	(5,358)	(0.45)%
Short TBAs	(19,226)	(1.63)%	(37,725)	(3.2)%	19,953	1.69%	40,632	3.44%
Non-Agency RMBS, CMBS, ABS and Loans	17,682	1.50%	34,023	2.88%	(19,023)	(1.61)%	(39,386)	(3.34)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(25,293)	(2.15)%	(51,598)	(4.37)%	24,282	2.06%	47,551	4.03%
Corporate Securities and Other	6	—%	14	—%	(6)	—%	(13)	—%
Repurchase Agreements, Reverse Repurchase Agreements, and Senior Notes	(5,108)	(0.43)%	(10,208)	(0.86)%	5,102	0.43%	10,176	0.86%
Total	$2,333	0.20%	$2,318	0.20%	$(4,696)	(0.40)%	$(11,778)	(1.00)%
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

The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our September 30, 2022 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Committee on March 16, 2022 (the "Form 10-K"). See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Form 10-K.
In light of the closing of our purchase of Home Point Capital Inc.’s 49.6% ownership interest in Longbridge Financial, LLC ("Longbridge") on October 3, 2022 (the "Longbridge Transaction") subsequent to the filing of the Form 10-K, we are supplementing the risk factors discussed in the Form 10-K with the following risk factors, which should be read in conjunction with the risk factors contained in the Form 10-K.
Risks Related to Our Loan Origination Businesses
If we, or our loan originator affiliates, are unable to obtain sufficient capital to meet the financing requirements of our loan origination businesses, or if we, or our loan originator affiliates, fail to comply with debt agreements, our business, financing activities, financial condition and results of operations will be adversely affected.
We, and our loan originator affiliates, require significant borrowing capacity in order to fund mortgage originations and finance our investments in the mortgage loans originated by our loan originator affiliates and by third parties. Accordingly, our ability, and that of our loan originator affiliates, to fund mortgage originations and to continue to make investments in loans depends on the ability to secure financing on acceptable terms and to renew and/or replace existing financings as they expire. These financings may not be available on acceptable terms or at all. If we, or our loan originator affiliates, are unable to obtain these financings, our business and results of operations would be adversely affected.
Effective as of the closing of the Longbridge Transaction, we consolidated the indebtedness of Longbridge on our consolidated balance sheet. Longbridge is subject to financial covenants pursuant to the terms of its indebtedness, including minimum net worth, liquidity and profitability measures. As of September 30, 2022, Longbridge was in compliance with all of its financial covenants. If Longbridge were to fail to meet or satisfy any of these financial covenants, it could be in default under its agreements, and its lenders could elect to declare all amounts outstanding under the respective financing agreements to be immediately due and payable, enforce their respective security interests under such agreements and restrict Longbridge’s ability to incur additional borrowings. In addition, Longbridge’s financing agreements may contain other events of default and cross-default provisions, so that if an event of default occurs under one agreement, the lenders under certain other agreements could also declare an event of default.
For additional risks related to our indebtedness, see "Item 1A. Risk Factors—Risks Related to Our Business—Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders" in the Form 10-K.
Longbridge is required to follow specific guidelines and eligibility standards that impact the way it services and originates U.S. government agency loans.
Longbridge’s statuses as an approved non-supervised Federal Housing Administration (“FHA”) mortgagee and an approved Government National Mortgage Association (“Ginnie Mae”) issuer are subject to compliance with FHA's and Ginnie

Mae’s regulations, guides, handbooks, mortgagee letters and all participants’ memoranda. For example, as a Ginnie Mae issuer, Longbridge must meet certain minimum capital requirements, including but not limited to Ginnie Mae’s requisite capital and leverage ratio requirements. Longbridge currently relies on Ginnie Mae granting an exception to the leverage ratio requirement in Ginnie Mae’s guidelines because Ginnie Mae, in its sole discretion, has determined that Longbridge’s failure to meet this requirement is directly attributable to Longbridge’s accounting treatment of its securitized loans. Any loss of Longbridge’s status as an approved non-supervised FHA mortgagee or an approved Ginnie Mae issuer, including a change in Ginnie Mae’s determination to grant an exception to the leverage ratio requirement, could have a material adverse effect on Longbridge’s overall business and our financial position, results of operations and cash flows.
Longbridge is required to follow specific guidelines and borrower eligibility standards that impact the way it services and originates U.S. government agency loans, including guidelines and standards with respect to:
•credit standards for mortgage loans;
•staffing levels and other servicing practices;
•the servicing and ancillary fees that Longbridge may charge;
•modification standards and procedures;
•the amount of reimbursable and non-reimbursable advances that Longbridge may make; and
•the types of loan products that are eligible for sale or securitization.
These guidelines allow government agencies to provide monetary incentives for loan servicers that perform according to their standards for origination and servicing, and to assess penalties for those that do not. Longbridge generally cannot negotiate these terms with the agencies, and they are subject to change at any time without Longbridge’s specific consent. A significant change in these guidelines that decreases the fees Longbridge may charge or requires Longbridge to expend additional resources to provide mortgage services could decrease its revenues or increase its costs. Furthermore, one of Longbridge’s financing arrangements requires obtaining an "Acknowledgement Agreement" from Ginnie Mae by a specified date. If Ginnie Mae were to not provide the Acknowledgement Agreement, or subsequently revoke or modify such Acknowledgement Agreement, it would adversely affect Longbridge’s liquidity.
Failure to comply with FHA underwriting guidelines could adversely impact Longbridge’s business.
Longbridge must comply with FHA underwriting guidelines when originating FHA loans. If Longbridge fails to do so, it may not be able collect on FHA insurance. In addition, Longbridge could be subject to allegations of violations of the False Claims Act asserting that it submitted claims for FHA insurance on loans that had not been underwritten in accordance with FHA underwriting guidelines. If Longbridge is found to have violated FHA underwriting guidelines, it could face regulatory penalties and damages in litigation, suffer reputational damage, and it could incur losses due to an inability to collect on such insurance, any of which could materially and adversely impact Longbridge’s business, financial condition and results of operations.
Material changes to the laws, regulations or practices applicable to reverse mortgage programs operated by FHA and the U.S. Department of Housing and Urban Development ("HUD") could adversely affect the reverse mortgage business of Longbridge.
The reverse mortgage industry is largely dependent upon the FHA and HUD, and there can be no guarantee that these entities will continue to participate in the reverse mortgage industry or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. Certain of the reverse mortgage loan products originated by Longbridge are Home Equity Conversion Mortgages ("HECM"), an FHA-insured loan that must comply with the FHA’s and other regulatory requirements. The FHA regulations governing the HECM product have changed at multiple points in time, such as 2013, 2014 and 2017, which in some cases has adversely affected Longbridge’s business and results of operations.
The reverse mortgage business of Longbridge is also subject to state statutory and regulatory requirements including, but not limited to, licensing requirements, required disclosures and requirements regarding the fees that originators are permitted to charge. It is unclear how various regulatory requirements and/or changes would impact the reverse mortgage business, and the impact could be negative on Longbridge’s business and results of operations. In addition, because much of this guidance and regulation relates to the protection of older adults facing foreclosure and eviction, negative publicity arising from actions by other reverse mortgage lenders has in the past caused, and could in the future cause, greater regulatory scrutiny on the business of Longbridge.
Longbridge relies on a subservicer to perform reverse mortgage servicing functions on its behalf (the "Subservicer"). We could recognize a material adverse effect on our business, liquidity, financial condition and results of operation if the Subservicer fails to meet servicing guidelines, its contractual obligations, our operational expectations for the Subservicer, applicable federal and state laws and regulations, or remain solvent.

Longbridge has contracted with the Subservicer to perform reverse mortgage servicing functions on its behalf. This subservicing relationship presents a number of risks to us.
Longbridge currently relies on the Subservicer to subservice all of its reverse mortgage portfolio. Failure by the Subservicer to meet the requirements of the various servicing guidelines or contractual obligations could result in the assessment of fines and loss of reimbursement of loan related advances, expenses, interest and servicing fees. Moreover, if the Subservicer is not vigilant in encouraging borrowers to make their real estate tax and property insurance premium payments, the borrowers may be less likely to make these payments, which could result in a higher frequency of borrower default for failure to make these payments. If the Subservicer misses HUD and Ginnie Mae timelines for liquidating non-performing assets and Longbridge’s oversight does not prevent such missed timeline, loss severities may be higher than originally anticipated, and Longbridge may be subject to penalties by HUD and Ginnie Mae, including curtailment of interest. If Longbridge fails to recover fines or any amounts lost from the Subservicer, it would eventually realize a loss of such amounts. Since all of Longbridge’s portfolio is subserviced by one entity, as opposed to multiple subservicers, there is a greater risk to Longbridge if the Subservicer fails to perform its duties properly, than if Longbridge were to use multiple subservicers.
In the reverse mortgage business, the number of third-party subservicers is limited. Unless more subservicers enter this space, the quality of subservicing practices may deteriorate, and Longbridge could have limited options in the event of a subservicer’s failure. The failure of a subservicer to effectively service the HECM and proprietary mortgage loans Longbridge owns or the loans underlying the Agency Home Equity Conversion Mortgage-Backed Securities ("HMBS") Longbridge issues and holds in its portfolio or sells to third parties could have a material and adverse effect on our business and our financial condition. In addition, regulators or third parties may take the position that we were responsible for the subservicers’ actions or failures to act; in that event, we might be exposed to the same risks as the subservicers.
If any of Longbridge’s subservicers or any of their respective vendors fails to perform their duties pursuant to the related agreement(s), whether due to legal and regulatory issues or financial difficulties as described in the two preceding paragraphs or for any other reason, Longbridge would need to appoint another subservicer to perform such duties, to the extent required pursuant to the related agreement. The process of identifying and engaging a suitable successor subservicer and transitioning the functions performed by such subservicer to such successor subservicer could result in delays in collections and other functions performed by the subservicer and expose Longbridge’s business to breach of contract and indemnity claims relating to its servicing or subservicing obligations. Such delays may also adversely affect the value of the residual interests that we own in our securitizations and loans.
The departure of any of the senior officers of Longbridge, or Longbridge’s inability to attract, develop, and retain talent in a cost-effective manner, could have a material adverse effect on Longbridge’s ability to conduct its business.

The departure of any of the senior officers of Longbridge, or Longbridge’s inability to attract, develop, and retain talent in a cost-effective manner, could have a material adverse effect on Longbridge’s ability to achieve its objectives. In addition, now that we consolidate Longbridge, our business is also subject to employment laws and regulations, including those related to minimum wage, benefits and scheduling requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On September 13, 2022, we granted 6,199 OP LTIP Units to Ronald I. Simon, Ph.D., 6,199 OP LTIP units to Edward Resendez, 6,199 OP LTIP units to Lisa Mumford, and 6,199 OP LTIP units to Stephen J. Dannhauser, as compensation for serving as directors.
On September 14, 2022, we issued 4,066 common shares in exchange for limited liability company interests ("OP LTIP Units") held by one of our directors. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(a)(2) of the Securities Act.
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
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2022 – July 31, 2022	—	$—	—	759,851
August 1, 2022 – August 31, 2022	—	—	—	759,851
September 1, 2022 – September 30, 2022	40,000	12.38	40,000	719,851
Total	40,000	$12.38	40,000	719,851
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

ELLINGTON FINANCIAL INC.
Date:	November 9, 2022	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	November 9, 2022	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)