Form 10-K
period 2022-12-31
Ellington Financial Inc.
filed 2023-03-01
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(203) 698-1200
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	EFC	The New York Stock Exchange
6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	EFC PR A	The New York Stock Exchange
6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock	EFC PR B	The New York Stock Exchange
8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock	EFC PR C	The New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of June 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common shares held by non-affiliates was $832,496,109 based on the closing price as reported by the New York Stock Exchange on that date.
Number of shares of the Registrant's common stock outstanding as of February 24, 2023: 68,246,076
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than May 1, 2023 are incorporated by reference into Part III hereof as noted therein.

ELLINGTON FINANCIAL INC.

PART I
Item 1. Business
Except where the context suggests otherwise, references in this Annual Report on Form 10-K to "EFC," "we," "us," and "our" refer to Ellington Financial Inc. and its consolidated subsidiaries, including Ellington Financial Operating Partnership LLC, our operating partnership subsidiary, which we refer to as our "Operating Partnership." References in this Annual Report on Form 10-K to (1) "common shares" refer to shares of our common stock, $0.001 par value per share and (2) "common shareholders" refer to holders of shares of our common stock. We conduct all of our operations and business activities through our Operating Partnership. Our "Manager" refers to Ellington Financial Management LLC, our external manager, "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager, and "Manager Group" refers collectively to officers and directors of EFC, and partners and affiliates of Ellington (including families and family trusts of the foregoing). In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time.
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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities owned by us for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets and the available terms for such borrowings; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; our ability to maintain our qualification as a real estate investment trust, or "REIT"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy such as changes to fiscal or monetary policy, heightened inflation, slower growth or recession, and currency fluctuations. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Our Company
We were originally formed as a Delaware limited liability company in July 2007 and commenced operations in August 2007. In February 2019, we elected to be taxed as a corporation for U.S. federal income tax purposes effective as of January 1, 2019, and we elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2019. We believe that we are organized and operate so that we qualify to be treated as a REIT for U.S. federal income tax purposes.
We acquire and manage mortgage-related, consumer-related, corporate-related, and other financial assets. Our primary objective is to generate attractive, risk-adjusted total returns for our stockholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by utilizing an opportunistic strategy. Our targeted asset classes currently include investments in the U.S. and Europe (as applicable) in the categories listed below and as described in the section captioned "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Targeted Asset Classes." Subject to maintaining our qualification as a REIT, we expect to continue to invest in these targeted asset classes:

•residential mortgage loans, including (i) residential mortgage loans that are not deemed to be "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans," (ii) residential transition loans, and (iii) non-performing and re-performing residential mortgage loans, or "residential NPLs and RPLs";
•commercial mortgage loans, commercial mortgage-backed securities, or "CMBS," and other commercial real estate debt;
•residential mortgage-backed securities, or "RMBS," for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS";
•RMBS backed by U.S. residential mortgage loans for which the principal and interest payments are not guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "non-Agency RMBS," credit risk transfer securities, or "CRTs," and RMBS backed by European residential mortgage loans, or "European RMBS";
•retained tranches from non-Agency RMBS securitizations to which we have contributed assets, including non-QM loan securitizations;
•consumer loans and asset-backed securities, or "ABS," including ABS backed by consumer loans, and retained tranches from securitizations to which we have contributed consumer loan assets;
•residential reverse mortgage loans, including home equity conversion mortgage loans, or “HECMs,” which are insured by the Federal Housing Administration, or "FHA," and which are eligible for inclusion in HECM-backed MBS, or “HMBS,” which are guaranteed by the Government National Mortgage Association, or "GNMA," and “proprietary reverse mortgage loans,” which are not insured by FHA, as well as mortgage servicing rights, or “MSRs” related to reverse mortgage loans and held by our subsidiary Longbridge Financial, LLC (“Longbridge”);
•collateralized loan obligations, or "CLOs," including retained tranches from CLO securitizations;
•mortgage-related and non-mortgage-related derivatives;
•strategic equity and/or debt investments in companies from which we purchase, or may in the future purchase, targeted assets, and other strategic investments in companies related to our business; and
•other investments, including corporate debt and equity securities, corporate loans, and other financial assets.
Subject to maintaining our qualification as a REIT, we opportunistically utilize derivatives and other hedging instruments to hedge our interest rate risk, yield spread risk, credit risk, and foreign currency risk.
Our investments in residential and commercial mortgage loans may consist of performing, non-performing, or sub-performing loans. In addition, we may from time to time acquire real property. We also have made, and may in the future make, investments in the debt and/or equity of other entities engaged in loan-related businesses, such as loan originators and mortgage-related entities. We made a non-controlling investment in Longbridge in September 2014, and in October 2022, we completed the purchase of a controlling stake in the company (the “Longbridge Transaction”). As a result of the Longbridge Transaction, beginning on October 3, 2022, we consolidate Longbridge and have two reportable segments, which we refer to as the Investment Portfolio Segment and the Longbridge Segment.
Longbridge is primarily engaged in the business of originating, purchasing, selling and servicing HECM loans through various channels. Longbridge maintains its corporate office in Mahwah, New Jersey, with branch offices in multiple states. Longbridge is approved as a Title II, non-supervised direct endorsement mortgagee with the U.S. Department of Housing and Urban Development, or "HUD." In addition, Longbridge is an approved issuer of HMBS. Longbridge also originates and services non-FHA guaranteed proprietary reverse mortgage loan products, typically jumbo loans (i.e., loans with balances exceeding FHA limits) that are located in high property value areas.
In connection with our investments in loan originators, we may also enter into flow agreements that will allow us to purchase loans from those originators in accordance with the parameters set forth in the applicable flow agreement. We also opportunistically engage in relative value trading strategies, whereby we seek to identify and capitalize on short-term pricing disparities in various equity and/or fixed-income markets.
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

Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager currently does not have any employees and instead relies on the employees of Ellington to perform its obligations to us. Ellington is an investment management firm and registered investment advisor with a 28-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives.
The members of our management team include Michael Vranos, founder and Chief Executive Officer of Ellington, who serves as our Co-Chief Investment Officer; Laurence Penn, Vice Chairman and Chief Operating Officer of Ellington, who serves as our Chief Executive Officer and President and a member of our Board of Directors; Mark Tecotzky, Vice Chairman - Co-Head of Credit Strategies of Ellington, who serves as our Co-Chief Investment Officer; JR Herlihy, a Managing Director of Ellington, who serves as our Chief Financial Officer; Christopher Smernoff, who serves as our Chief Accounting Officer; Daniel Margolis, General Counsel of Ellington, who serves as our General Counsel; and Vincent Ambrico, who serves as our Controller. Each of these individuals is an officer of our Manager.
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance database, and operational expertise. For example, Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of MBS collateral and MBS market transactions. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 28-year investing history, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2022, Ellington had over 170 employees and had assets under management of approximately $9.0 billion, of which approximately $6.5 billion consisted of our company and Ellington Residential Mortgage REIT, a REIT listed on the New York Stock Exchange, or the "NYSE," under the ticker "EARN," that focuses its investment strategy primarily on Agency RMBS, and various hedge funds and other alternative investment vehicles that employ financial leverage, and approximately $2.5 billion consisted of accounts that do not employ financial leverage. The $9.0 billion and $6.5 billion in assets under management include approximately $1.0 billion in Ellington-managed CLOs. For these purposes, the Ellington-managed CLO figure represents the aggregate outstanding balance of CLO notes and market value of CLO equity, excluding any notes and equity held by other Ellington-managed funds and accounts.
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
We believe that our Manager is uniquely qualified to implement our strategy. Our strategy is consistent with Ellington's investment approach, which is based on its distinctive strengths in sourcing, analyzing, trading, and hedging complex structured products and loans. Furthermore, we believe that Ellington's extensive experience in buying, selling, analyzing, and structuring fixed income securities and loans, coupled with its broad access to market information and trading flows, provides us with a steady flow of opportunities to acquire assets with favorable trade executions.
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
Risk Management
Risk management is a cornerstone of Ellington's portfolio management process. Ellington's risk management infrastructure system includes "ELLiN," a proprietary portfolio management system used by all departments at Ellington, including trading, research, risk management, finance, operations, accounting, and compliance. We benefit from Ellington's comprehensive risk management infrastructure and ongoing assessment of both portfolio and operational risks. In addition, we utilize derivatives and other hedging instruments to opportunistically hedge our credit risk, yield spread risk, interest rate risk, and foreign currency risk.
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
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of

December 31, 2022, the majority of our recourse borrowings consisted of repurchase agreements, or "repos." Currently, the majority of our repos are collateralized by Agency RMBS, non-QM residential mortgage loans, and residential transition loans. In a repo, we sell an asset to a counterparty at a discounted value, or the "Loan Amount," and simultaneously agree to repurchase the same asset from such counterparty at a specified later date at a price equal to the Loan Amount plus an interest charge. Despite being legally structured as sales and subsequent repurchases, repos are accounted for as collateralized borrowings under U.S. Generally Accepted Accounting Principles, or "U.S. GAAP." During the term of a repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repo financings are often used to purchase the assets subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repo arrangements are typically documented under the Securities Industry and Financial Markets Association's, or "SIFMA's," standard form master repurchase agreement with the ability for both parties to demand margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, under most of our master repurchase agreements, we and our repo counterparties are required to post additional collateral to each other from time to time as part of the normal course of our business. Our repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty.
In addition to using repos to finance many of our assets, we have also entered into securitization transactions, and secured borrowing facilities, to finance other assets. For those secured financings, other than repos, for which the associated transfer of assets is not accounted for as a sale, the associated borrowings are included under the captions Other secured borrowings and Other secured borrowings, at fair value, on our Consolidated Balance Sheet. In addition, we have issued senior notes, or "Senior Notes," that are unsecured and are effectively subordinated to our secured indebtedness, to the extent of the value of the collateral securing such indebtedness. Finally, we have also raised equity capital to finance acquisitions of our targeted assets, including through public offerings of our common stock, our 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock"), our 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”), and our 8.625% Series C Preferred Stock, $0.001 par value per share ("Series C Preferred Stock").
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
The management agreement, as amended, requires our Manager to manage our assets, operations, and affairs in conformity with the policies and investment guidelines that are approved and monitored by our Board of Directors. Our Manager is under the supervision and direction of our Board of Directors. Our Manager is responsible for:
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
Reimbursement of Expenses
Other than with respect to our subsidiary Longbridge, we do not maintain an office or employ personnel, but rather we rely on the facilities and resources of our Manager to conduct our operations. We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of Ellington's employees and other related expenses, other than our allocable portion of the costs incurred by our Manager for certain dedicated or partially dedicated employees including a Chief Financial Officer, one or more controllers, an in-house legal counsel, an investor relations professional, certain internal audit staff in connection with Sarbanes-Oxley compliance initiatives and certain other personnel performing duties for us, including certain personnel involved in the implementation of our more operationally intensive strategies, such as personnel involved in loan acquisition and loan management, based on the portion of their working time and efforts spent on our matters and subject to approval of the reimbursed amounts by the Compensation Committee of the Board of Directors. In addition, other than as expressly described in the management agreement, we are not required to pay any portion of rent, telephone, utilities, office furniture, equipment, machinery, and other office, internal and overhead expenses of our Manager and its affiliates.
Term and Termination
The management agreement has a current term that expires on December 31, 2023, and will automatically renew for a one year term on each anniversary date thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. Our independent directors review our Manager's performance annually, and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding common shares, based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the fees payable to our Manager are not fair, subject to our Manager's right to prevent a fee-based termination by accepting a mutually acceptable reduction of its fees. In the event we terminate the management agreement without cause or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of (i) the average annual base management fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal and (ii) the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages, and expects to continue to manage, other funds, accounts, and vehicles that have strategies that are similar to, or that overlap with, our strategy, including Ellington Residential Mortgage REIT. As of December 31, 2022, Ellington managed various funds, accounts, and other vehicles, comprising approximately $7.8 billion of assets under management (excluding our assets but including $2.5 billion of accounts that do not employ financial leverage), with strategies that are similar to, or that overlap with, our strategy. The $7.8 billion in assets under management include approximately $1.0 billion in Ellington-managed CLOs. For these purposes, the Ellington-managed CLO figure represents the aggregate outstanding balance of CLO notes and market value of CLO equity, excluding any notes and equity held by other Ellington-managed funds and accounts. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's Investment and Risk Management Committee and its Compliance Committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
Because many of our targeted assets are typically available only in specified quantities and are also targeted assets for other Ellington accounts, Ellington often is not able to buy as much of any given asset as required to satisfy the needs of all of its accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. Ellington may at times allocate opportunities on a preferential basis to accounts that are in a "start-up" or "ramp-up" phase. The policies permit departure from such proportional allocation under certain circumstances, including, for example, when such allocation would result in an inefficiently small amount of the security or assets being purchased for an account. In that case, the policies allow for a protocol of allocating assets so that, on an overall basis, each account is treated equitably. In addition, as part of these policies, we may be excluded from specified allocations of assets for tax, regulatory, risk management, or similar reasons.
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
Our Manager is authorized to follow very broad investment guidelines. Our independent directors will periodically review our investment guidelines and our portfolio. However, our independent directors generally will not review our proposed asset acquisitions, dispositions, or other management decisions. In addition, in conducting periodic reviews, our independent directors will rely primarily on information provided to them by our Manager. Furthermore, our Manager may arrange for us to use complex strategies or to enter into complex transactions that may be difficult or impossible to unwind by the time they are reviewed by our independent directors. Our Manager has great latitude within our broad investment guidelines to determine the types of assets it may decide are proper for purchase by us. The management agreement with our Manager does not restrict the ability of its officers and employees from engaging in other business ventures of any nature, whether or not such ventures are competitive with our business. We may acquire assets from entities affiliated with our Manager, even where the assets were originated by such entities. Affiliates of our Manager may also provide services to entities in which we have invested. In addition, affiliates of Ellington have purchased loans from certain of our loan originator affiliates, and we have entered into and may in the future enter into securitization transactions alongside other funds managed by Ellington or its affiliates.
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
Competition
In acquiring our assets, we compete with other mortgage REITs, specialty finance companies, loan originators and servicers, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, private equity firms, and other entities. Many of our competitors are significantly larger than us, have greater access to capital and other resources, and may have other advantages over us. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the government. Additionally, many of our competitors are not subject to REIT tax compliance or required to maintain an exemption from the Investment Company Act. Our competitors may include other investment vehicles managed by Ellington or its affiliates, including Ellington Residential Mortgage REIT. In addition to existing companies, other companies may be organized for similar purposes in the future, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common or preferred stock. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common or preferred stock. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets, or pay higher prices, than we can.
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
Operating and Regulatory Structure
Tax Requirements
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code," commencing with our taxable year ended December 31, 2019. Since January 1, 2019, we have been organized in conformity with, and have operated in a manner that has enabled us to meet, the requirements for qualification as a REIT for U.S. federal income tax purposes. Provided that we maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that we will be able to comply with such requirements. Failure to maintain our qualification as a REIT in any taxable year would cause us to be subject to U.S. federal income tax on our taxable income at regular corporate rates (and any applicable state and local taxes). Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local, and non-U.S. taxes on our income. For example, any income generated by our domestic TRSs will be subject to U.S. federal, state, and local income tax. Any taxes paid by a TRS will reduce the cash available for distribution to our stockholders.
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
Regulations
Longbridge is subject to extensive regulation by federal, state, and local authorities and a variety of statutes, rules, regulations, policies and procedures in numerous jurisdictions throughout the United States. These laws and regulations include, but are not limited to:
•the Truth in Lending Act, or "TILA," which regulates mortgage loan origination activities, requires certain disclosures be made to mortgagors regarding terms of mortgage financing and regulates certain mortgage servicing activities;
•the Fair Credit Reporting Act, which regulates the use and reporting of information related to the credit history of consumers;
•the Equal Credit Opportunity Act, which prohibits discrimination on the basis of age, race and certain other characteristics in the extension of credit;
•the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;
•the Real Estate Settlement Procedures Act, or "RESPA," which governs certain mortgage loan origination activities and practices and the actions of servicers related to transfers, lender-placed insurance, loss mitigation, error resolution, and other customer communications;
•the Homeowners Protection Act, the CARES Act, and similar state laws;
•laws that require and govern communications with consumers or reporting of public data, such as the Gramm-Leach-Bliley Act, which requires initial and periodic communication with consumers on privacy matters and the maintenance of privacy regarding certain consumer data in our possession, and the Home Mortgage Disclosure Act / Regulation C, which requires reporting of certain public loan data;
•state and federal restrictions on marketing activities conducted by telephone, mail, email, mobile device or the internet, including the Telemarketing Sales Rule, the Telephone Consumer Protection Act, state telemarketing laws, federal and state privacy laws;
•the Controlling the Assault of Non-Solicited Pornography and Marketing and the Federal Trade Commission Act, together with their accompanying regulations and guidelines;

•federal and state laws requiring company, branch and individual licensing for the solicitation of or brokering of consumer loans, including the SAFE Act;
•federal and state laws relating to identity theft;
•the Fair Debt Collection Practices Act, which regulates the timing and content of communications on debt collections;
•the California Consumer Privacy Act, which provides California consumers with additional privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers;
•the Servicemembers Civil Relief Act;
•the anti-money laundering and counter-terrorist financing provisions of the Bank Secrecy Act, including the USA Patriot Act, which require non-bank lenders to monitor for, detect, and report suspicious activity to the U.S. Treasury’s Financial Crimes Enforcement Network;
•restrictions imposed by the rules promulgated by the Office of Foreign Assets Control; and
•restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act”, and current or future rules promulgated thereunder, including, but not limited to, limitations on fees charged by mortgage lenders, mortgage broker disclosures and rules promulgated by the Consumer Financial Protection Bureau, or the “CFPB,” which was created under the Dodd-Frank Act.
The CFPB’s jurisdiction includes those persons or entities originating, brokering or servicing residential mortgage loans and those persons or entities performing loan modification or foreclosure relief services in connection with such loans. As a result, the CFPB directly impacts the regulation of residential mortgage loan originations and servicing in several ways. First, the CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA and RESPA. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions, such as Longbridge. The CFPB also has authority, under the Dodd-Frank Act, to prevent unfair, deceptive, or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages. The CFPB continues to take a very active role in the mortgage industry, and its rule-making and regulatory agenda relating to loan servicing and origination continues to evolve.
Many individual states have also been active regulators, as have other regulatory organizations such as the Multistate Mortgage Committee, a multistate coalition of various mortgage banking regulators. In addition to their traditional focus on licensing and examination matters, certain regulators make observations, recommendations or demands with respect to areas such as corporate governance, safety and soundness and risk and compliance management. The CFPB and state regulators have also focused on other issues, such as the use and adequacy of technology in the mortgage servicing industry, privacy concerns, communications from debt collectors, and the ability of borrowers to repay mortgage loans.
Furthermore, in 2020 in response to the COVID-19 pandemic, Longbridge became subject to additional regulations and requirements. These include the CARES Act as well as multiple forbearance programs, various foreclosure and eviction moratoriums, and other programs implemented by states, agencies and regulators. The CFPB also promulgated certain amendments to RESPA (Regulation X) that imposed certain additional requirements with respect to loss mitigation, early intervention call requirements, and initiating new foreclosures. While the CFPB moratorium on new foreclosures sunsetted on January 1, 2022, some states continue to impose certain foreclosure moratoriums.
In recent years, the general trend among federal, state and local legislative bodies and regulatory agencies, as well as state attorneys general, has been toward increasing laws, regulations, investigative proceedings and enforcement actions relating to residential mortgage lenders and servicers.
Human Capital Resources
Other than with respect to our subsidiary Longbridge, we have no employees and all of our executive officers, and our dedicated or partially dedicated personnel, which include our Chief Financial Officer, Chief Accounting Officer, controller, accounting staff, in-house legal counsel, internal audit staff, and other personnel providing services to us are employees of Ellington or one or more of its affiliates. See "—Management Agreement" above. As of December 31, 2022, Longbridge had approximately 400 employees.
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
•The principal and interest payments on our non-Agency RMBS and any CRTs that we may purchase are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.
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
•An increase in interest rates may cause a decrease in the issuance volumes of certain of our targeted assets, which could adversely affect our ability to acquire targeted assets that satisfy our investment objectives, and which could adversely affect the loan originators in which we invest.
•Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets.
•Interest rate caps on ARMs and hybrid ARMs, including those that back our RMBS, may reduce our net interest margin during periods of rising or high interest rates.
•Non-government-guaranteed residential mortgage loans, including non-QM loans, residential transition loans, and residential NPLs and RPLs, and proprietary reverse mortgage loans, are subject to increased risks.
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
•If we are unable to fund our tail commitments or securitize our HECM loans (including tails), this could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
•We are highly dependent on Ellington's and Longbridge's information systems and those of third-party service providers and system failures could significantly disrupt our business, which may, in turn, materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Risks Related to our Loan Origination Businesses
•If we, or our loan originator affiliates, are unable to obtain sufficient capital to meet the financing requirements of our loan origination businesses, or if we, or our loan originator affiliates, fail to comply with debt agreements, our business, financing activities, financial condition and results of operations will be adversely affected.
•We are required to consolidate Longbridge.
•Longbridge is required to follow specific guidelines and eligibility standards that impact the way it services and originates U.S. government agency loans.
•Failure to comply with FHA underwriting guidelines could adversely impact Longbridge’s business.
•Material changes to the laws, regulations or practices applicable to reverse mortgage programs operated by FHA and HUD could adversely affect the reverse mortgage business of Longbridge.
•Longbridge relies on a subservicer to perform reverse mortgage servicing functions, which presents us with a number of risks.
•The departure of any of the senior officers of Longbridge, or Longbridge’s inability to attract, develop, and retain talent in a cost-effective manner, could have a material adverse effect on Longbridge’s ability to conduct its business.
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
U.S. Federal Income Tax Risks
•Your investment has various U.S. federal, state, and local income tax risks. Our failure to maintain our qualification as a REIT would subject us to U.S. federal, state and local income taxes, which could adversely affect the value of our common stock and would substantially reduce the cash available for distribution to our stockholders.
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
Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets, and the economy, including inflation, interest rates, energy costs, unemployment, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage markets in the U.S. and Europe have experienced a variety of difficulties and challenging economic conditions in the past, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, loan origination companies and mortgage-related investment vehicles incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. These factors have impacted, and may in the future impact, investor perception of the risks associated with residential mortgage loans, RMBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values for residential mortgage loans, RMBS, other real estate-related securities and various other asset classes in which we may invest have experienced, and may in the future experience, significant volatility. Any deterioration of the mortgage market and investor perception of the risks associated with residential mortgage loans, RMBS, other real estate-related securities, and various other assets that we acquire could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac, and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
The payments we receive on our Agency RMBS depend upon a steady stream of payments on the underlying mortgages and such payments are guaranteed by the Federal National Mortgage Association, or "Fannie Mae," the Federal Home Loan Mortgage Corporation, or "Freddie Mac," or GNMA. In addition, Longbridge originates and services HECMs, which are insured by FHA, and which are eligible for inclusion in Ginnie Mae-guaranteed HMBS. Fannie Mae and Freddie Mac are government-sponsored enterprises, or "GSEs," but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae, which guarantees MBS backed by federally insured or guaranteed loans primarily consisting of loans insured by FHA, or guaranteed by the Department of Veterans Affairs, or "VA," is part of the U.S. Department of Housing and Urban Development and its guarantees are backed by the full faith and credit of the United States.
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
Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. The future roles of Fannie Mae and Freddie Mac could be significantly reduced, and the nature of their guarantees could be considerably limited relative to historical measurements or even eliminated. The substantial financial assistance provided by the U.S. Government to Fannie Mae and Freddie Mac, especially in the course of their being placed into conservatorship and thereafter, together with the substantial financial assistance provided by the U.S. Government to the mortgage-related operations of other GSEs and government agencies, such as FHA, VA, and Ginnie Mae, has stirred debate among many federal policymakers over the continued role of the U.S. Government in providing such financial support for the mortgage-related GSEs in particular, and for the mortgage and housing markets in general.

No definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the GSEs, or materially reducing the roles of the GSEs in the U.S. mortgage market, and it is not possible to predict the scope and nature of the actions that the U.S. Government will ultimately take with respect to these GSEs.
Fannie Mae, Freddie Mac, and Ginnie Mae could each be dissolved, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac, or Ginnie Mae were eliminated, or their structures were to change radically, or if the U.S. Government significantly reduced its support for any or all of them, we may be unable or significantly limited in our ability to acquire Agency RMBS, which would drastically reduce the amount and type of Agency RMBS available for purchase which, in turn, could materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act and our ability to maintain our qualification as a REIT. Such changes could also materially adversely affect Longbridge, including its ability to originate HECMs and securitize them through HMBS. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs and could have broad adverse market implications for the Agency RMBS they currently guarantee. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the value of our Agency RMBS. In addition, any market uncertainty that arises from such proposed changes could have a similar impact on us and our Agency RMBS.
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
Non-Agency RMBS are subject to many of the risks of the respective underlying mortgage loans. A residential mortgage loan is typically secured by single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, unemployment, acts of God, pandemics such as the COVID-19 pandemic, inflation, terrorism, social unrest, and civil disturbances, may impair borrowers' abilities to repay their mortgage loans. In periods following home price declines, "strategic defaults" (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. In addition, recent increases in mortgage rates have reduced home affordability and have adversely impacted housing prices, which could lead to an increase in defaults on the mortgage loans underlying many of our investments.
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
Many of the non-Agency RMBS in which we invest are collateralized by Alt-A and subprime mortgage loans, which are mortgage loans that were originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans (mortgage loans that generally conform to Fannie Mae or Freddie Mac underwriting guidelines). In addition, we have acquired, and may acquire in the future, European RMBS, including retained tranches from European RMBS securitizations in which we have participated. These European RMBS are backed by residential mortgage loans that were typically originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans in the United States. The underwriting guidelines for the mortgage loans that collateralize the non-Agency RMBS and European RMBS in which we invest are more permissive as to borrower credit history or credit score, borrower debt-to-income ratio, loan-to-value ratio, and/or as to documentation (such as whether and to what extent borrower income was required to be disclosed or verified). In addition, even when specific underwriting guidelines are represented by loan originators as having been used in connection with the origination of mortgage loans, these guidelines have in many cases not been followed, and may not be followed in the future, as a result of aggressive lending practices, fraud (including borrower or appraisal fraud), or other factors. Mortgage loans that are underwritten pursuant to less stringent or looser underwriting guidelines, or that are poorly underwritten to their stated guidelines, have experienced, and should be expected to experience in the future, substantially higher rates of delinquencies, defaults, and foreclosures than those experienced by mortgage loans that are underwritten in a manner more consistent with Fannie Mae or Freddie Mac guidelines. Thus, because of the higher delinquency rates and losses associated with Alt-A, subprime mortgage loans and European mortgage loans, the performance of RMBS backed by Alt-A, subprime mortgage loans, and European mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
We depend on a variety of services provided by third-party service providers related to our non-Agency RMBS, European assets, securitizations, and whole mortgage loans and loan pools. We rely on the mortgage servicers who service the mortgage loans backing our non-Agency RMBS, our European assets, our securitizations, as well as the mortgage loans and loan pools that we own directly, to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. These mortgage servicers and other service providers to our non-Agency RMBS, European assets, and securitizations, such as trustees, bond insurance providers, due diligence vendors, and custodians, may not perform in a manner that promotes our interests. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications, may reduce the value of mortgage loans backing our non-Agency RMBS or whole mortgage loans that we acquire. Mortgage servicers may be incentivized by U.S. federal, state, or local governments to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, legislation has been adopted that delays the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limits the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative actions, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers, including mortgage servicers, do not perform as expected, our business, financial condition and results of operations, and ability to pay dividends to our stockholders may be materially adversely affected. See also "— Longbridge relies on a subservicer to perform reverse mortgage servicing functions, which presents us with a number of risks.”
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
Certain securities that we acquire are deemed by rating agencies to have substantial vulnerability to default in payment of interest and/or principal. Other securities we acquire have the lowest quality ratings or are unrated. Many securities that we acquire are subordinated in cash flow priority to other more "senior" securities of the same securitization. The exposure to defaults on the underlying mortgages is severely magnified in subordinated securities. Certain subordinated securities ("first loss securities") absorb all losses from default before any other class of securities is at risk. Such securities therefore are considered to be highly speculative investments. Also, the risk of declining real estate values, in particular, is amplified in subordinated RMBS, CMBS and CRT, as are the risks associated with possible changes in the market's perception of the entity issuing or guaranteeing them, or by changes in government regulations and tax policies. Accordingly, the subordinated and lower-rated (or unrated) securities in which we invest may experience significant price and performance volatility relative to more senior or higher-rated securities, and they are subject to greater risk of loss than more senior or higher-rated securities which, if realized, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
An increase in interest rates may cause a decrease in the issuance volumes of certain of our targeted assets, which could adversely affect our ability to acquire targeted assets that satisfy our investment objectives, and which could adversely affect the loan originators in which we invest.
Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of targeted assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives, and could also adversely affect the mortgage loan originators in which we are invested, whose businesses depend on demand from borrowers for mortgage loans. If rising interest rates cause us to be unable to acquire a sufficient volume of our targeted assets with a yield that is above our borrowing cost, or adversely impact Longbridge and other loan originators in which we invest, our ability to satisfy our investment objectives and to generate income and pay dividends to our stockholders may be materially and adversely affected.
Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets.
Some of our assets are fixed rate or have a fixed rate component (such as non-QM loans, residential transition loans, and RMBS backed by hybrid ARMs). This means that the interest we earn on these assets will not vary over time based upon changes in a short-term interest rate index. Although the interest we earn on our ARMs and our RMBS backed by ARMs generally will adjust for changing interest rates, such interest rate adjustments may not occur as quickly as the interest rate adjustments to any related borrowings, and such interest rate adjustments will generally be subject to interest rate caps, which potentially could cause such loans and RMBS to acquire many of the characteristics of fixed rate assets during periods of rising or high interest rates. We generally fund our targeted assets with borrowings whose interest rates reset frequently, and as a result we generally have an interest rate mismatch between our assets and liabilities, which could cause our net interest margin (the spread between the average yield on our assets and our average borrowing costs) to compress, or even become negative. While our interest rate hedges are intended to mitigate a portion of this mismatch, the use of interest rate hedges also introduces the risk of other interest rate mismatches and exposures, as will the use of other financing techniques. Additionally, to the extent cash flows from RMBS we hold are reinvested in new RMBS, the spread between the yields of the new RMBS and available borrowing rates may also compress or become negative. If our net interest margin compresses or becomes negative, our business, cash flow, financial condition, results of operations, and ability to pay dividends to our stockholders could be materially affected. In fact, in 2022, which was a period of rising interest rates, we experienced compressed, and in some cases negative, net interest margin on many of our assets.
Fixed income assets, including many RMBS, typically decline in value if interest rates increase. If long-term rates were to increase significantly, not only would the market value of these assets be expected to decline, but these assets could lengthen in duration because borrowers would be less likely to prepay their mortgages.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Between March 2020 and March 2022, the U.S. Federal Reserve, or the "Federal Reserve," maintained the target range for the federal funds rate at 0.00%—0.25%. Beginning in March 2022, however, the Federal Reserve began a series of interest rate hikes in response to historically high inflation, and as of February 1, 2023, the target range for the federal funds rate was 4.50%—4.75%. Moreover, concerns over the United States’ debt ceiling and budget-deficit have increased the possibility of downgrades by rating agencies to the U.S. government’s credit rating, which could cause interest rates and borrowing costs to rise further. The future path of interest rates is highly uncertain.
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
Interest rate caps on ARMs and hybrid ARMs, including those that back our RMBS, may reduce our net interest margin during periods of rising or high interest rates.
ARMs and hybrid ARMs (i.e., residential mortgage loans that have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to a fixed increment over a specified interest rate index) are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of the loan. Our borrowings typically are not subject to similar restrictions. Accordingly, the ARMs and hybrid ARMs that we hold (or that back RMBS that we hold) expose us to interest rate mismatch risks. See "—Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets" below.
Non-government-guaranteed residential mortgage loans, including non-QM loans, residential transition loans, residential NPLs and RPLs and proprietary reverse mortgage loans, are subject to increased risks.
We acquire and manage residential mortgage loans. Residential mortgage loans, including non-QM loans, residential transition loans, residential NPLs and RPLs, and proprietary reverse mortgage loans, are subject to increased risk of loss. Unlike Agency RMBS, residential mortgage loans generally are not guaranteed by the U.S. Government or any GSE, though in some cases they may benefit from private mortgage insurance. Additionally, by directly acquiring residential mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.
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
Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency and foreclosure, and risk of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, the market value of a commercial mortgage property is often driven by a “capitalization rate,” which represents the annual net operating income of the property expressed as a percentage of its market value. Capitalization rates tend to be correlated with long-term interest rates. Upon maturity of our commercial mortgage loans, declines in the net operating income of the property and/or increases in then-prevailing capitalization rates (especially if interest rates have risen substantially from the time the loan was originated), may cause declines in the market value of the property, which could cause the borrower to be unable to refinance or repay the maturing loan.
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
A portion of our investments currently are, and in the future may be, in the form of commercial and residential whole mortgage loans, including subprime mortgage loans and non-performing and sub-performing mortgage loans, which are subject to increased risks of loss. Such loans may already be, or may become, non-performing or sub-performing for a variety of reasons, including because the underlying property is too highly leveraged, property cash flows are inadequate to support a full refinancing upon loan maturity, or the borrower falls upon financial distress. Such non-performing or sub-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our Manager from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal of the loan. However, even if such restructuring were successfully accomplished, a risk exists that the borrower will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. In addition, such modifications could affect our compliance with the tests applicable to REITs, including by increasing our distribution requirement.
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
We own assets secured by real estate, we own real estate directly, and may acquire additional real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate assets are subject to various risks, including:
•declines in the value of real estate, including due to declining property cash flows or rising capitalization rates;
•acts of God, including pandemics, such as the COVID-19 pandemic, earthquakes, floods, wildfires, hurricanes, mudslides, volcanic eruptions and other natural disasters, which may result in uninsured losses;
•acts of war, such as Russia’s invasion of Ukraine, or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
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
We are subject to various restrictive covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. For example, the indenture governing our Senior Notes contains covenants that, subject to a number of exceptions and adjustments, among other things: limit our ability to incur additional indebtedness; require us to maintain a minimum Net Asset Value (as defined in the indenture governing the Senior Notes); require us to maintain a ratio of Consolidated Unencumbered Assets (as defined in indenture governing the Senior Notes) to the aggregate principal amount of the outstanding Senior Notes at or above a specified threshold, and impose certain conditions on our merger or consolidation with another person. In addition, the interest rate on our Senior Notes is subject to upward adjustment based on certain changes, if any, in the ratings of the Senior Notes. Furthermore, several of our repo agreements contain financial covenants of a similar nature, including requiring us to maintain a minimum level of liquidity, a minimum level of equity, and a maximum level of additional indebtedness.

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
In order to generate additional cash for funding new investments, we have securitized, and may in the future seek to securitize, certain of our assets, especially our loan assets. Some securitizations are treated as financing transactions for U.S. GAAP, while others are treated as sales. In a typical securitization, we convey assets to a special purpose vehicle, which then issues one or more classes of notes secured by the assets pursuant to the terms of an indenture. To the extent that we retain the most subordinated economic interests in the issuing vehicle, we would continue to be exposed to losses on the assets for as long as those retained interests remained outstanding and therefore able to absorb such losses. Furthermore, our retained interests in a securitization could be less liquid than the underlying assets themselves, and may be subject to U.S. Risk Retention Rules and similar European rules. Moreover, even though we might accumulate assets with a view towards possible securitization, we cannot be assured that we will be able to access the securitization market, or be able to do so under favorable terms. The inability to securitize certain segments of our portfolio, especially certain of our loan assets, could force us to resort to inferior methods of financing those assets, could force us to sell those loan assets at inopportune times, and could adversely impact our ability to grow our loan acquisition businesses. Furthermore, because we have entered into and may in the future enter into securitization transactions alongside other entities, including other Ellington affiliates, there may be conflicts between us, on the one hand, and the other entities, including other Ellington affiliates, on the other hand.
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
Longbridge assumes certain obligations related to each security issued in its securitizations. One significant obligation is the requirement to purchase any HECM loan out of the HMBS if the outstanding principal balance of such loan is equal to or greater than 98% of the maximum claim amount ("MCA Repurchases"). Active repurchased loans are assigned to HUD, and HUD reimburses Longbridge for the outstanding principal balance on the loan up to the maximum claim amount. Longbridge bears the risk to the extent that the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Inactive repurchased loans, which are loans where the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments, are generally liquidated through foreclosure and subsequent sale of real estate owned (“REO”), with a claim filed with HUD for recoverable remaining principal and advance balances. The recovery timeline for inactive repurchased loans depends on various factors, including foreclosure status at the time of repurchase, state-level foreclosure timelines, and the post-foreclosure REO liquidation timeline. The timing and amount of Longbridge’s obligation with respect to MCA Repurchases is uncertain as repurchase is dependent largely on circumstances outside of Longbridge’s control including the amount and timing of future draws and the status of the loan. MCA Repurchases are expected to continue to increase due to the increased flow of HECMs and REO that are reaching 98% of their maximum claim amount. In addition to having to fund these repurchases, which requires adequate sources of financing and liquidity that might not be available, Longbridge also typically earns a lower interest rate that is frequently less than the cost of financing, and also incurs certain non-reimbursable costs during the process of liquidating nonperforming loans.
If we are unable to fund our tail commitments or securitize our HECM loans (including tails), this could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Through Longbridge, we originate and service HECM loans where the borrower has additional borrowing capacity, primarily in the form of an undrawn line of credit, which we are obligated to fund. As of December 31, 2022 our commitment to fund such additional borrowing capacity was $1.7 billion. In addition, we are required to advance mortgage insurance premiums on behalf of HECM borrowers. We typically fund these obligations on a short-term basis using available cash, and regularly securitize these amounts (along with our servicing fees) through the issuance of HMBS tail securitizations. We have also entered into an agreement for a revolving credit facility to finance a portfolio of these tail draws prior to their securitization into HMBS. However, to the extent that our funding commitments exceed our borrowing capacity under this facility, or if we are unable to renew this facility upon its maturity in April 2023, we would be dependent on available cash to meet these commitments. If our liquidity position is insufficient to fund these amounts and we are unable to fund them through the securitization of the tails into HMBS, this could have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
The planned discontinuation of LIBOR and transition from LIBOR to an alternative reference rate may adversely affect the value and liquidity of the financial obligations to be held or issued by us that are linked to LIBOR.
The ICE Benchmark Administration, (the current administrator of LIBOR), or the “IBA,” ceased publishing USD LIBOR on December 31, 2021 for the one week and two month USD LIBOR tenors, and intends to cease publishing the remaining USD LIBOR tenors on June 30, 2023; however, in November 2022, the U.K. Financial Conduct Authority, which regulates the IBA, announced a public consultation regarding whether it should compel IBA to continue publishing “synthetic” USD LIBOR settings from June 2023 to the end of September 2024.
The Alternative Reference Rates Committee, or "ARRC," a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York consisting of large U.S. financial institutions, regulators and other private and public-sector entities, has recommended the Secured Overnight Financing Rate, or "SOFR," as a more robust reference rate alternative to USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.
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
It is uncertain at this time if the remaining tenors of USD LIBOR will cease to exist prior to June 30, 2023, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates such as SOFR will gain market acceptance as a replacement for LIBOR. Although SOFR is ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. In addition, the planned discontinuation of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing, and the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. As a result, we cannot reasonably estimate the impact of the transition at this time. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, liability management and other aspects of our business.
Additionally, certain of our LIBOR-based contracts that may be in effect at the time of LIBOR discontinuation may not contain fallback language in the event LIBOR is unavailable or may not contain fallback language that contemplates the permanent discontinuation of LIBOR. Consequently, there is uncertainty as to how our LIBOR-based financial instruments may react to its discontinuation. While legislation passed by New York State in April 2021 was designed to address situations where there is no fallback language in a LIBOR-based contract, there is still uncertainty as to how the legislation will be applied for certain investments, and other investments will likely not be covered by the legislation. In addition, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, or LIBOR Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. Under the LIBOR Act, such contracts will automatically transition as a matter of law to a SOFR-based replacement rate identified by the Federal Reserve Board. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Federal Reserve. In July 2022, the Federal Reserve issued a notice of proposed rulemaking implementing the LIBOR Act. As of December 31, 2022, no such regulations have been promulgated.
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
In response to the global financial crisis of 2008-2009 and again in response to the economic effects of the COVID-19 pandemic in 2020, the Federal Reserve announced and completed several rounds of quantitative easing, which are programs designed to expand the Federal Reserve's holdings of long-term securities by purchasing U.S. Treasury securities and/or Agency RMBS, in order to provide stability to the market. Also during 2020, the Federal Reserve reduced the target range for the federal funds rate to 0.00%–0.25% from 1.50%–1.75%. These actions put downward pressure on interest rates. Among other effects, low interest rates can increase prepayment rates (resulting from lower long-term interest rates, including mortgage rates), impact the shape of the yield curve, cause a narrowing of our net interest margin, and lower the yields that we are able to generate on our investments, all of which can adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
In November 2021, the Federal Reserve began to withdraw some of this quantitative easing support by commencing the tapering of its asset purchases of U.S. Treasury securities and Agency RMBS. In 2022, the Federal Reserve increased the pace of its balance sheet runoff, and also began a series of interest rate hikes in response to historically high inflation. As of February 1, 2023, the target range for the federal funds rate was 4.50%—4.75%. This quantitative tightening has caused, and could continue to cause, elevated market volatility, widening yield spreads, and an inversion of the U.S. Treasury yield curve. These and other actions by the Federal Reserve have adversely affected, and could continue to adversely affect, the economy as a whole, as well as our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. See also "—Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets" above for the impact of higher interest rates on our business.
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
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including other mortgage REITs, financial companies, loan originators and servicers, public and private funds, commercial and investment banks, and residential and commercial finance companies. We may also compete with (i) the Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes and (ii) companies that partner with and/or receive financing from the U.S. Government or consumer bank deposits. Many of our competitors are substantially larger and have considerably more favorable access to capital and other resources than we do. We acquire a significant amount of our loan assets pursuant to flow agreements with various loan originators. If such originators are unable or unwilling to continue to sell loan assets to us, or if we are unable to find additional loan originators from whom to purchase loans at attractive prices, we may be forced to acquire such loan assets at prices that are less attractive, or acquire different assets, which could adversely impact our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. Furthermore, new companies with significant amounts of capital have been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as funding from the U.S. Government. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire, or pay higher prices than we can. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from our qualification as a REIT and in some cases to avoid adverse tax consequences to our stockholders, (ii) restraints imposed on us by our attempt to comply with certain exclusions from the definition of an "investment company" or other exemptions under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We are highly dependent on Ellington's and Longbridge's information systems and those of third-party service providers and system failures could significantly disrupt our business, which may, in turn, materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Our business is highly dependent on Ellington's communications and information systems, Longbridge’s communications and information systems, as well as those of third-party service providers. Any failure or interruption of Ellington's, Longbridge's, or certain third-party service providers' systems or cyber-attacks or security breaches of their networks or systems could cause delays or other problems in our securities trading activities, could allow unauthorized access for purposes of misappropriating assets, stealing proprietary and confidential information, corrupting data or causing operational disruption, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Computer malware, ransomware, viruses, and computer hacking and phishing attacks have become more prevalent in the financial services industry and may occur on Ellington's, Longbridge's, or certain third party service providers' systems in the future. We rely heavily on Ellington's financial, accounting and other data processing systems. Financial services institutions have reported breaches of their systems, some of which have been significant, and Ellington has experienced a data breach, which was not material to its or our operations. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that Ellington or certain third-party service providers have experienced an undetected breach, and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no assurance that we, Ellington, Longbridge or certain of the third parties that facilitate our, Longbridge's and Ellington's business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of either Ellington's or Longbridge's networks or systems (or the networks or systems of certain third parties that facilitate our, Ellington's, and Longbridge's business activities) or any failure to maintain performance, reliability and security of Ellington's, Longbridge's, or certain third-party service providers' technical infrastructure, but such computer malware, ransomware, viruses, and computer hacking and phishing attacks may negatively affect our operations.
Because we are highly dependent on information systems when sharing information with third party service providers, systems failures, breaches or cyber-attacks could significantly disrupt our business, which could have a material adverse effect on our results of operations and cash flows.
In the ordinary course of our business, we and Longbridge receive non-public personal information, which an identity thief could utilize in engaging in fraudulent activity or theft. We and Longbridge may share this information with third party service providers, including those interested in acquiring such loans from us or financing such loans, or with other third parties, as required or permitted by law. We and Longbridge may be liable for losses suffered by individuals whose personal information is stolen as a result of a breach of the security of the systems on which we, Longbridge, Ellington, or third-party service providers store this information, or as a result of other mismanagement of such information, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals or other parties and providing credit monitoring services, as well as to regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and lost business, revenues, and profits.

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
For example, our portfolio of mortgage-related assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of security, downturns or other significant events or developments relating generally to such region or type of security, such as natural disasters, may result in defaults on a number of our assets within a short time period, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
We are exposed to the performance of consumer loans through those consumer loans that we own directly, through those consumer loans to which we are exposed indirectly through our ownership of consumer-loan-backed ABS, and through our ownership interests in consumer loan originators. The ability of borrowers to repay consumer loans may be adversely affected by numerous borrower-specific factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God, pandemics such as the COVID-19 pandemic, geopolitical conflict, or terrorism, may also affect the financial stability of borrowers and impair their ability or willingness to repay their loans. Whenever any of our consumer loans defaults, we are at risk of loss to the extent of any deficiency between the liquidation value of the collateral, if any, securing the loan, and the principal and accrued interest of the loan. Many of our consumer loans are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential real estate loans. Pursuing any remaining deficiency following a default is often difficult or impractical, especially when the borrower has a low credit score, making further substantial collection efforts unwarranted. In addition, repossessing personal property securing a consumer loan can present additional challenges, including locating and taking physical possession of the collateral. We rely on servicers who service these consumer loans, to, among other things, collect principal and interest payments on the loans and perform loss mitigation services, and these servicers may not perform in a manner that promotes our interests. Since we purchase some of our consumer loans and our consumer-loan-backed ABS at a premium to the remaining unpaid principal balance, we may incur a loss when such loans are voluntarily prepaid. There can be no guarantee that we will not suffer unexpected losses on our investments as a result of the factors set out above, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Increased regulatory attention and potential regulatory action on certain areas within the consumer credit or reverse mortgage businesses could have a negative impact on our reputation, or cause losses on our investments in consumer loans or our equity investments in loan originators.
Certain consumer advocacy groups, media reports, and federal and state legislators have asserted that laws and regulations should be tightened to severely limit, if not eliminate, the availability of certain loan products. The consumer advocacy groups and media reports generally focus on higher cost consumer loans, which are typically made to less creditworthy borrowers, and which bear interest rates that are higher than the interest rates typically charged by lending institutions to more creditworthy consumers. These consumer advocacy groups and media reports have characterized these consumer loans as predatory or abusive. In addition, reverse mortgage loans have faced similar issues in terms of media reports and potential legislative hurdles, in particular, in the event that a reverse mortgage lender begins foreclosure proceedings on a loan where the borrower still occupies the home. If the negative characterization of these types of loans becomes increasingly accepted by consumers, legislators or regulators, our reputation, as a purchaser of such loans and as an equity investor in a both a consumer loan originator and a reverse mortgage originator, could be negatively impacted. This reputational risk could be magnified for loan originators that we control, such as Longbridge. Furthermore, if legislators or regulators take action against originators of consumer loans or reverse mortgages or provide for payment relief for borrowers, we could incur additional losses on the consumer loans or reverse mortgage loans that we have purchased and/or with respect to the equity investments that we have made in a consumer loan originator and a reverse mortgage originator.
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
The pools of loans underlying Ellington-sponsored CLO securitizations ("Ellington-Sponsored CLOs") have historically had lower credit ratings than the loan portfolios in typical CLOs, as they allow for a higher percentage of below investment grade loans. Ellington-Sponsored CLOs have at times also experienced negative credit events in their constituent loans, credit rating downgrades of constituent loans and issued debt tranches, and failures of certain deal metrics. As a result, the risks associated with our investments in Ellington-Sponsored CLOs may be greater than those associated with our investments in other CLOs. In addition, we have in the past, and we may in the future, make equity investments in proposed Ellington-

Sponsored CLO issuing entities, and we also may make loans to such entities in which we have an equity investment, to enable these entities to establish warehouse facilities for the purpose of acquiring the assets to be securitized. If the assets accumulated prior to the completion of a proposed CLO securitization experience negative credit events, decrease in value, are sold at a loss, or the proposed securitization does not occur, our equity and loan investments in such entity may experience a partial or complete loss.
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
Under the documentation for syndicated loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases for our syndicated loan investments, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Consequently, we would only be able to direct such actions if instructions from us were made in conjunction with other holders of associated indebtedness that together with us compose the requisite percentage of the related indebtedness then entitled to take action. Conversely, if holders of the required amount of the associated indebtedness other than us desire to take certain actions, such actions may be taken even if we did not support such actions. Furthermore, if a syndicated loan is subordinated to one or more senior loans made to the applicable obligor, the ability of us to exercise such rights may be subordinated to the exercise of such rights by the senior lenders. Whenever we are unable to direct such actions, the parties taking such actions may not have interests that are aligned with us, and the actions taken may not be in our best interests. Furthermore, in recent years, “priming” transactions in the distressed debt sector have become more common. These “priming” arrangements are transactions where a group of debtholders can move collateral away from existing lenders so that it can serve as the primary source of secured assets for new money and/or restructuring existing debt. If we were to hold distressed debt that became “primed” by another group of lenders, we could lose all or a significant part of such investment.
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
We have invested and may in the future invest in securities in the CRT sector that are subject to mortgage credit risk.
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
We, and our loan originator affiliates, require significant borrowing capacity in order to fund mortgage originations and finance our investments in the mortgage loans originated by our loan originator affiliates and by third parties. Accordingly, our ability, and that of our loan originator affiliates, to fund mortgage originations, to continue to make investments in loans, and to fund existing loan commitments, depends on the ability to secure financing on acceptable terms and to renew and/or replace existing financings as they expire. These financings may not be available on acceptable terms or at all. If we, or our loan originator affiliates, are unable to obtain these financings, our business and results of operations would be adversely affected.
Effective as of the closing of the Longbridge Transaction, we consolidated the indebtedness of Longbridge on our balance sheet. Longbridge is subject to financial covenants pursuant to the terms of its indebtedness, including minimum net worth, liquidity and profitability measures. As of December 31, 2022, Longbridge was in compliance with all of its financial covenants. If Longbridge were to fail to meet or satisfy any of these financial covenants, it could be in default under its agreements, and its lenders could elect to declare all amounts outstanding under the respective financing agreements to be immediately due and payable, enforce their respective security interests under such agreements and restrict Longbridge’s ability to incur additional borrowings. In addition, Longbridge’s financing agreements may contain other events of default and cross-default provisions, so that if an event of default occurs under one agreement, the lenders under certain other agreements could also declare an event of default.
For additional risks related to our indebtedness, see "—Risks Related to Our Business—Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders" above.
We are required to consolidate Longbridge.
Effective upon the closing of the Longbridge Transaction, we are required to consolidate Longbridge in our financial statements starting with this Annual Report on Form 10-K. We have not previously acquired a controlling interest in an operating company nor have we been previously engaged in directly originating reverse mortgage loans or owning reverse MSRs. If we experience challenges related to the acquisition of a controlling interest in Longbridge that we did not anticipate or cannot mitigate, we could experience significant losses with respect to this investment.
Longbridge is required to follow specific guidelines and eligibility standards that impact the way it services and originates U.S. government agency loans.
Longbridge’s status as both an approved non-supervised FHA mortgagee and an approved Ginnie Mae issuer are subject to compliance with FHA's and Ginnie Mae’s regulations, guides, handbooks, mortgagee letters and all participants’ memoranda. For example, as a Ginnie Mae issuer, Longbridge must meet certain minimum capital requirements, including but not limited to Ginnie Mae’s requisite capital and leverage ratio requirements. Longbridge has relied on annual waivers from Ginnie Mae, whereby Ginnie Mae has granted an exception to the leverage ratio requirement in Ginnie Mae’s guidelines, based on Ginnie Mae's determination, in its sole discretion, that Longbridge's failure to meet this requirement is directly attributable to the lack of true sale accounting treatment of its securitized loans. Any loss of Longbridge’s status as an approved non-supervised FHA mortgagee or an approved Ginnie Mae issuer, including a change in Ginnie Mae’s determination to grant an exception to the leverage ratio requirement, could have a material adverse effect on Longbridge’s overall business and our financial position, results of operations and cash flows.
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
Longbridge must comply with FHA underwriting guidelines when originating FHA loans. If Longbridge fails to do so, it may not be able to collect on FHA insurance. In addition, Longbridge could be subject to allegations of violations of the False Claims Act asserting that it submitted claims for FHA insurance on loans that had not been underwritten in accordance with

FHA underwriting guidelines. If Longbridge is found to have violated FHA underwriting guidelines, it could face regulatory penalties and damages in litigation, suffer reputational damage, and it could incur losses due to an inability to collect on such insurance, any of which could materially and adversely impact Longbridge’s business, financial condition and results of operations.
Material changes to the laws, regulations or practices applicable to reverse mortgage programs operated by FHA and HUD could adversely affect the reverse mortgage business of Longbridge.
The reverse mortgage industry is largely dependent upon FHA and HUD, and there can be no guarantee that these entities will continue to participate in the reverse mortgage industry or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. Certain of the reverse mortgage loan products originated by Longbridge are HECM loans, which must comply with FHA and other regulatory requirements. FHA regulations governing the HECM product have changed at multiple points in time, such as in 2013, 2014 and 2017, which in some cases adversely affected Longbridge’s business and results of operations.
The reverse mortgage business of Longbridge is also subject to state statutory and regulatory requirements including, but not limited to, licensing requirements, required disclosures and requirements regarding the fees that originators are permitted to charge. It is unclear how various regulatory requirements and/or changes would impact the reverse mortgage business, and the impact could be adverse to Longbridge’s business and results of operations. In addition, because much of this guidance and regulation relates to the protection of older adults facing foreclosure and eviction, negative publicity arising from actions by other reverse mortgage lenders has in the past caused, and could in the future cause, greater regulatory scrutiny on the business of Longbridge.
Longbridge relies on a subservicer to perform reverse mortgage servicing functions, which presents us with a number of risks.
Longbridge has contracted with a subservicer (the “Subservicer”) to perform reverse mortgage servicing functions on its behalf. This subservicing relationship presents a number of risks to us.
Longbridge currently relies on the Subservicer to subservice all of its reverse mortgage portfolio. Failure by the Subservicer to meet the requirements of the various servicing guidelines or contractual obligations could expose us to the assessment of fines and loss of reimbursement of loan related advances, expenses, interest and servicing fees. Moreover, if the Subservicer is not vigilant in encouraging borrowers to make their real estate tax and property insurance premium payments, the borrowers may be less likely to make these payments, which could result in a higher frequency of borrower default for failure to make these payments. If the Subservicer misses HUD and Ginnie Mae timelines for liquidating non-performing assets and Longbridge’s oversight does not prevent such missed timeline, loss severities may be higher than originally anticipated, and Longbridge may be subject to penalties by HUD and Ginnie Mae, including curtailment of interest. If Longbridge fails to recover fines or any amounts lost from the Subservicer, it would eventually realize a loss of such amounts. Since all of Longbridge’s portfolio is subserviced by one entity, as opposed to multiple subservicers, there is a greater risk to Longbridge if the Subservicer fails to perform its duties properly, than if Longbridge were to use multiple subservicers.
In the reverse mortgage business, the number of third-party subservicers is highly limited. Unless more subservicers enter this space, the quality of subservicing practices may deteriorate, and Longbridge could have limited options in the event of a subservicer’s failure. The failure of a subservicer to effectively service the HECM and proprietary mortgage loans Longbridge owns or the loans underlying the HMBS Longbridge issues and holds in its portfolio or sells to third parties could have a material and adverse effect on our business and our financial condition. In addition, regulators or third parties may take the position that we were responsible for the subservicers’ actions or failures to act; in that event, we might be exposed to the same risks as the subservicers.
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
The departure of any of the senior officers of Longbridge, or Longbridge’s inability to attract, develop, and retain talent in a cost-effective manner, could have a material adverse effect on Longbridge’s ability to achieve its objectives. In addition, now that we consolidate Longbridge, our business is also more affected by employment laws and regulations, including those related to minimum wage, benefits and scheduling requirements.
Risks Related to the COVID-19 Pandemic
The global outbreak of the COVID-19 pandemic adversely affected, and this pandemic or future epidemics or pandemics could adversely affect in the future, our business, financial condition, liquidity, and results of operations.
The COVID-19 pandemic negatively affected our business, and we believe that it (or a future epidemic or pandemic) could do so again in the future. This pandemic caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19 continues to spread and/or mutate and efforts to contain COVID-19 are unsuccessful, or the United States experiences another highly infectious or contagious disease in the future, our business, financial condition, liquidity, and results of operations could be materially and adversely affected. The ultimate severity and duration of such effects would depend on future developments that are highly uncertain and difficult to predict. The continued spread and/or mutation of COVID-19, or an outbreak of another highly infectious or contagious disease in the future, could also negatively impact the availability of key personnel necessary to conduct our business.
Moreover, certain actions taken by U.S. or other governmental authorities to ameliorate the macroeconomic effects of the COVID-19 pandemic or an outbreak due to another highly infectious or contagious disease in the future, harmed, and could harm in the future, our business. Any significant decrease in economic activity or resulting decline in the markets in which we invest could also have an adverse effect on our investments in our targeted assets.
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
Governments have adopted, and we expect will continue to adopt, policies, laws, and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial, and mortgage markets that it has caused. Governments may also adopt similar measures in response to future outbreaks involving highly infectious or contagious diseases. We cannot assure you that these programs will be effective, sufficient, or otherwise have a positive impact on our business. Furthermore, such programs could also have a material adverse effect on our business. As a result of financial difficulties due to the COVID-19 pandemic, borrowers have requested, and could continue to request, forbearance or other relief with respect to their mortgage payments. In addition, across the country, moratoriums have been put in place in certain states to stop evictions and foreclosures in an effort to lessen the financial burden created by the COVID-19 pandemic, and various states have proposed or enacted regulation requiring servicers to formulate policies to assist mortgagors in need as a result of the COVID-19 pandemic. While some of these programs have been lifted or discontinued, other forbearance programs, foreclosure moratoriums or other programs or mandates may be imposed or extended, including those that will impact mortgage related assets. Moratoriums on foreclosures may significantly impair a servicer’s abilities to pursue loss mitigation strategies in a timely and effective manner, which could have a material adverse effect on our business.
Measures intended to prevent the spread of COVID-19 have disrupted our ability to operate our business, and could again do so in the future.
In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, certain of Ellington's personnel, as well as the third-party service providers that provide services to us, are working remotely. Since the initial outbreak of COVID-19, certain of Ellington’s personnel and our service providers continue to work remotely. If these personnel are unable to work effectively, including because of illness, quarantines, office closures, ineffective remote work arrangements, or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents and cyber-attacks on us or our third-party service providers, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business, and damage to our reputation.

Risks Related to our Relationship with our Manager and Ellington
We are dependent on our Manager and certain key personnel of Ellington that are provided to us through our Manager and may not find a suitable replacement if our Manager terminates the management agreement or such key personnel are no longer available to us.
Other than Longbridge's employees, who are solely focused on Longbridge’s operations, we do not have any employees of our own. Our officers are employees of Ellington or one or more of its affiliates. Other than Longbridge's office locations, which are dedicated solely to Longbridge’s business, we have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. We also depend on our Manager's access to the professionals of Ellington as well as information and deal flow generated by Ellington. The employees of Ellington identify, evaluate, negotiate, structure, close, and monitor our portfolio. The departure of any of the senior officers of our Manager, or of a significant number of investment professionals of Ellington or the inability of such personnel to perform their duties due to acts of God, including pandemics such as the COVID-19 pandemic, could have a material adverse effect on our ability to achieve our objectives. We can offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager's senior management. We are subject to the risk that our Manager will terminate the management agreement or that we may deem it necessary to terminate the management agreement or prevent certain individuals from performing services for us and that no suitable replacement will be found to manage us.
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
We may acquire or sell assets in which Ellington or its affiliates have or may have an interest. Similarly, Ellington or its affiliates may acquire or sell assets in which we have or may have an interest. In addition, affiliates of Ellington have purchased loans from certain of our loan originator affiliates, and we have entered into and may in the future enter into securitization transactions along with other funds managed by Ellington or its affiliates. Although such acquisitions, dispositions, and transactions may present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, we may engage in transactions directly with Ellington or its affiliates, including the purchase and sale of all or a portion of a portfolio asset. We may also, either directly or indirectly through an entity in which we invest, pay Ellington or an affiliate of Ellington to perform administrative services for us. Furthermore, if we securitize any of our assets, Ellington or an affiliate of Ellington may be required under the U.S. Risk Retention Rules to acquire and retain an economic interest in the credit risk of such assets. In connection with any of these transactions we may indemnify, alongside other Ellington affiliates, Ellington or its affiliates or third parties.
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
As of December 31, 2022, the Manager Group owned approximately 6.0% of our outstanding common shares and other equity interests convertible into our common shares. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition, or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks, or decrease the returns, of your investment.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on December 31, 2023, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of our outstanding common stock, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Directors that the fees payable to our Manager are not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of the fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of the average annual base management fee and the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
Our ability to achieve our objectives depends on our Manager's ability to identify and acquire assets that meet our asset criteria. Accomplishing our objectives is largely a function of our Manager's structuring of our investment process, our access to financing on acceptable terms, and general market conditions. Our stockholders do not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in our common or preferred stock. The senior management team of our Manager has substantial responsibilities under the management agreement. In order to implement certain strategies, our Manager may need to hire, train, supervise, and manage new employees successfully. In addition, since the closing of the Longbridge Transaction in October 2022, our Manager is also required to provide oversight of Longbridge’s management and business. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations, our ability to maintain our qualification as a REIT, and our ability to pay dividends to our stockholders.
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
One of the factors that investors may consider in deciding whether to buy or sell our common stock is our dividend rate (or expected future dividend rates) as a percentage of our common stock price, relative to prevailing market interest rates. Similarly, investors in our preferred equity securities or our debt securities may consider the dividend rate or yield on such securities relative to prevailing market interest rates. If market interest rates continue to increase, prospective investors in our equity or debt securities may demand a higher dividend rate or yield on our securities or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions can affect the market price of our securities independent of the effects such conditions may have on our portfolio. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common stock could decrease because potential investors may require a higher dividend yield on our common stock as market rates on interest-bearing instruments such as bonds rise. In addition, to the extent we have variable rate debt, such as our repo financings, rising interest rates would result in increased interest expense on this variable rate debt, thereby potentially adversely affecting our cash flow and our ability to service our indebtedness and pay dividends to our stockholders.
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
Our certificate of incorporation provides that each person that is or was a director, officer, employee, or agent of ours shall not be liable to us or any of our stockholders for any acts or omissions by any such person arising from the performance of their duties and obligations in connection with us, except to the extent such exemption from liability or limitation thereof is not permitted under the Delaware General Corporation Law. In addition, as permitted by Section 102(b)(7) of the Delaware General Corporation Law, our certificate of incorporation provides that our directors will not be liable to us or any holder of shares for monetary damages for breach of a fiduciary duty as a director, except to the extent such exemption from liability or limitation thereof is not permitted under the Delaware General Corporation Law.
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
Our failure to maintain our qualification as a REIT would subject us to U.S. federal, state and local income taxes, which could adversely affect the value of our common stock and would substantially reduce the cash available for distribution to our stockholders.
We elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2019. While we believe that we operated and intend to continue to operate in a manner that will enable us to meet the requirements for taxation as a REIT commencing on January 1, 2019, we cannot assure you that we will remain qualified as a REIT.
The U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets, our income and our earnings and profits, or "E&P" (calculated pursuant to Sections 316 and 857(d) of the Code and the regulations thereunder), the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Our ability to satisfy the asset tests depends upon the characterization and fair market values of our assets, some of which are not precisely determinable, and for which we may not obtain independent appraisals. Our compliance with the REIT income and asset tests and the accuracy of our tax reporting to stockholders also depend upon our ability to successfully manage the calculation and composition of our gross and net taxable income, our E&P and our assets on an ongoing basis. Even a technical or inadvertent mistake could jeopardize our REIT status. In addition, our ability to satisfy the requirements to maintain our qualification as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Although we operated and intend to operate so as to maintain our qualification as a REIT, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of the investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.
We also own an entity that has elected to be taxed as a REIT under the U.S. federal income tax laws, or a "Subsidiary REIT." Our Subsidiary REIT is subject to the same REIT qualification requirements that are applicable to us. If our Subsidiary REIT were to fail to maintain its qualification as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset and/or income tests, in which event we also would fail to maintain our qualification as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the Subsidiary REIT has qualified as a REIT under the Code, we have joined the Subsidiary REIT in filing a "protective" TRS election under Section 856(l) of the Code for each taxable year in which we have owned an interest in the Subsidiary REIT. We cannot assure you that such "protective" TRS election would be effective to avoid adverse consequences to us. Moreover, even if the "protective" election were to be effective, the Subsidiary REIT would be subject to regular corporate income tax, dividends we receive from the Subsidiary REIT would not qualify as good income for our 75% gross income test, and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs. See "Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax," below.
If we fail to maintain our qualification as a REIT in any calendar year, and do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax (and any applicable state and local taxes) on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income (although such dividends received by certain non-corporate U.S. taxpayers generally would be subject to a preferential rate of taxation). Further, if we fail to maintain our qualification as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required under U.S. federal tax laws to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to maintain our qualification as a REIT was subject to relief under the U.S. federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.
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
To qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined excluding any net capital gains and without regard to the deduction for dividends paid. Distributions of our taxable income must generally occur in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and if paid with or before the first regular dividend payment after such declaration. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year (subject to specific timing rules for certain dividends paid in January) are less than the sum of:
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
The failure of MBS subject to a repurchase agreement to qualify as real estate assets would adversely affect our ability to maintain our qualification as a REIT.
We have entered into repurchase agreements under which we nominally sell certain of our MBS to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that, for U.S. federal income tax purposes, these transactions will be treated as secured debt and we will be treated as the tax owner of the MBS that are the subject of any such repurchase agreement, notwithstanding that such agreements may transfer record ownership of such assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we do not own the MBS during the term of the repurchase agreement, in which case we could fail to maintain our qualification as a REIT.
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
In order for us to maintain our qualification as a REIT, no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to help us qualify as a REIT, among other purposes, our certificate of incorporation provides that no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8%, in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock.
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
Our Operating Partnership, our subsidiary REIT and certain other subsidiaries have made elections under Section 475(f) of the Code to mark their securities to market. There are limited authorities under Section 475(f) of the Code as to what constitutes a trader for U.S. federal income tax purposes. Under other sections of the Code, the status of a trader in securities depends on all of the facts and circumstances, including the nature of the income derived from the taxpayer's activities, the frequency, extent and regularity of the taxpayer's securities transactions, and the taxpayer's investment intent. There can be no assurance that our Operating Partnership and these subsidiaries will continue to qualify as a trader in securities eligible to make the mark-to-market election. We have not received, nor are we seeking, an opinion from counsel or a ruling from the IRS regarding our or our subsidiaries' qualification as a trader. If the qualification for, or our application of, the mark-to-market election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective) changes in the amount or timing of gross income we recognize. Furthermore, the law is unclear as to the treatment of mark-to-market gains and losses under the various REIT tax rules, including, among others, the prohibited transaction and qualified liability hedging rules. While there is limited analogous authority, we treat any mark-to-market gains as qualifying income for purposes of the 75% gross income test to the extent that the gain is recognized with respect to a qualifying real estate asset, based on an opinion of Hunton Andrews Kurth LLP substantially to the effect that any such gains recognized with respect to assets that would produce qualifying income for purposes of the 75% and/or 95% gross income test, as applicable, if they were actually sold should be treated as qualifying income to the same extent for purposes of the 75% and/or 95% gross income test, as applicable, and any such gains should not be subject to the prohibited transaction tax. If the IRS were to successfully treat our mark-to-market gains as subject to the prohibited transaction tax or to successfully challenge the treatment or timing of recognition of our mark-to-market gains or losses with respect to our qualified liability hedges, we could owe material federal income or penalty tax or, in some circumstances, even fail to maintain our qualification as a REIT. Finally, mark-to-market gains and losses could cause volatility in the amount of our taxable income. For instance, the mark-to-market election could generate losses in one taxable year that we are unable to use to offset taxable income, followed by mark-to-market gains in a subsequent taxable year that force us to make additional distributions to our stockholders. Hence, the mark-to-market gains and losses could cause us to distribute more dividends to our stockholders in a particular period than would otherwise be desirable from a business perspective.

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
The failure of a mezzanine loan or similar debt to qualify as a real estate asset could adversely affect our ability to maintain our qualification as a REIT.
We may invest in mezzanine loans or similar debt. The IRS has provided a safe harbor for mezzanine loans but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying income for purposes of the REIT 75% gross income test. We may acquire mezzanine loans or similar debt that meet most but do not meet all of the requirements of this safe harbor, and we may treat such loans as real estate assets for purposes of the REIT asset and income tests. In the event that we own a mezzanine loan or similar debt that does not meet the safe harbor, the IRS could challenge such loan's treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to maintain our qualification as a REIT.
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
We cannot predict when or if any new law, regulation, or administrative interpretation, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the "Dodd-Frank Act.", or any amendment to or repeal of any existing law, regulation, or administrative interpretation, will be adopted or promulgated or will become effective. Additionally, the adoption or implementation of any new law, regulation, or administrative interpretation, or any revisions in or repeals of these laws, regulations, or administrative interpretations, including those related to the Dodd-Frank Act, could cause us to change our portfolio, could constrain our strategy, or increase our costs.
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
•adverse changes in global, national, regional and local economic and market conditions, including those relating to pandemics, such as the COVID-19 pandemic, concerns regarding a recession and geopolitical conflicts, such as the war in Ukraine;
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
Our business faces public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our reputation if we or affiliates of our Manager are viewed as failing to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Investors are increasingly taking into account ESG factors in determining whether to invest in companies. However, regional and investor specific sentiment often differ in what constitutes a material positive or negative ESG corporate practice. Our corporate social responsibility practices will not uniformly fit investors’ definitions, particularly across geographies and investor types, of best practices for all ESG considerations. Adverse incidents with respect to ESG activities could impact the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.
Additionally, there is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. In 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes.
In addition, the SEC has also announced that it is working on proposals for mandatory disclosure of certain ESG-related matters, including with respect carbon emissions, board diversity, and human capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
We are largely dependent on external sources of capital in order to grow.
In order to maintain our qualification as a REIT, we generally will have to distribute to our stockholders 90% of our REIT taxable income. As with other mortgage REITs, the vast majority of our income is expected to constitute REIT taxable income, and therefore we expect to have to distribute, and not retain, the vast majority of our income. As a result, any material growth in our equity capital base must largely be funded by external sources of capital. Our access to external capital will depend upon a number of factors, including the market price of our common and preferred stock, the market’s perception of our financial condition and potential future earnings, and general market conditions.
Periods of heightened inflation could adversely impact our financial results.
Due to various economic and monetary policy factors, including low unemployment, pent-up consumer and corporate demand, supply-chain issues, geopolitical conflicts, and quantitative easing, inflation has been elevated in recent periods. High inflation may undermine the performance of our investments by reducing the value of such investments and/or the income received from such investments. In addition, actions that the Federal Reserve has taken, and could continue to take, to combat inflation could have an adverse impact on our financial results.

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
Item 3. Legal Proceedings
Neither we, nor our subsidiaries, nor Ellington nor its affiliates (including our Manager) are currently subject to any legal proceedings that we or our Manager consider material to us. Nevertheless, we, our subsidiaries, and Ellington and its affiliates operate in highly regulated markets that currently are under regulatory scrutiny, and over the years, Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators.
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Part I, Item 1A. Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" of this Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed on the NYSE under the symbol "EFC" since October 8, 2010.
Holders of Our Common Stock
Based upon a review of a securities position listing as of February 15, 2023, we had an aggregate of 141 holders of record and holders of our common stock who are nominees for an undetermined number of beneficial owners.
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
Unregistered Sales of Equity Securities
Pursuant to our 2017 Plan, on December 15, 2022, we granted 32,776 OP LTIP Units to certain of our partially dedicated employees. The OP LTIP Units are subject to forfeiture restrictions that will lapse with respect to 18,068 of the OP LTIP Units on December 15, 2023 and 14,708 of the OP LTIP Units on December 15, 2024. Once vested, the OP LTIP Units may be converted at the election of the holder, or at any time at our election, into OP Units on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of our common stock or, at our election, for the cash value of such shares of our common stock. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
None.

Performance
This performance graph is furnished and shall not be deemed filed with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.
The following graph provides a comparison of the cumulative total return on our common shares to the cumulative total return on the Standard & Poor's 500 Composite Stock Price Index, or the "S&P 500," and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index, or the "FTSE NAREIT MREIT." The comparison is for the period from December 31, 2017 to December 31, 2022, and assumes in each case, a $100 investment on December 31, 2017 and the reinvestment of dividends.

$200
$175
$150
$125
$100
$75
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Ellington Financial Inc.
S&P 500
FTSE NAREIT MREIT

The actual cumulative total returns shown on the graph above are as follows:

	December 31,
	2017	2018	2019	2020	2021	2022
Ellington Financial Inc.	$100.00	$117.30	$155.34	$140.07	$176.96	$144.55
S&P 500	$100.00	$95.61	$126.79	$150.10	$193.15	$157.73
FTSE NAREIT MREIT	$100.00	$97.38	$118.09	$96.10	$111.06	$81.79
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
We conduct all of our operations and business activities through the Operating Partnership. As of December 31, 2022, we had an ownership interest of approximately 99.0% in the Operating Partnership. The remaining ownership interest of approximately 1.0% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 28-year history of investing in the Agency and credit markets.
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
On October 3, 2022, we completed the acquisition of a controlling interest in Longbridge Financial, LLC ("Longbridge"), a reverse mortgage loan originator and servicer (the "Longbridge Transaction"). As a result of the Longbridge Transaction, we consolidate Longbridge's financial results.
In our Investment Portfolio, we invest in a diverse array of financial assets, including residential mortgage-backed securities, or "RMBS," including RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," residential and commercial mortgage loans, commercial mortgage-backed securities, or "CMBS," consumer loans and asset-backed securities, or "ABS," including ABS backed by consumer loans, collateralized loan obligations, or "CLOs," non-mortgage- and mortgage-related derivatives, equity investments in loan origination companies, and other strategic investments.
Longbridge originates and services reverse mortgage loans, including both home equity conversion mortgage loans ("HECM loans") which are insured by the Federal Housing Administration ("FHA"), as well as non-FHA-insured reverse mortgage loans, which we refer to as "proprietary reverse mortgage loans." HECM loans are generally eligible for securitization into HECM-backed MBS ("HMBS"), which are guaranteed by the Government National Mortgage Association ("GNMA").
We refer to the portion of our investment portfolio excluding Agency RMBS as our credit portfolio. For more information on our targeted assets, see "—Our Targeted Asset Classes" below.
The strategies that we employ are intended to capitalize on opportunities in the current market environment. Subject to maintaining our qualification as a REIT and our exclusion from registration as an investment company under the Investment Company Act, we intend to adjust our strategies to changing market conditions by shifting our asset allocations across various asset classes as credit and liquidity trends evolve over time. We believe that this flexibility, combined with Ellington's experience, will help us generate more consistent returns on our capital throughout changing market cycles. Additionally, subject to maintaining our qualification as a REIT, we opportunistically hedge our credit risk, interest rate risk, yield spread risk, and foreign currency risk; however, at any point in time we may choose not to hedge all or a portion of these risks, and we will generally not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge.
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
Our commercial mortgage loans may be fixed or floating rate and will generally have maturities ranging from one to ten years. We typically originate and acquire first lien loans but may also originate and acquire subordinated loans. As of December 31, 2022, all of our commercial mortgage loans were first-lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
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
Our acquisition of a controlling stake in Longbridge in early October 2022, and our resulting consolidation of Longbridge, resulted in Longbridge's existing reverse mortgage loans, as well as the reverse mortgage loans that Longbridge continues to acquire in connection with its business, being included in our total assets on our balance sheet.
Longbridge acquires reverse mortgage loans both through its origination activities and through secondary market purchases. Historically, the majority of loans acquired by Longbridge have been home equity conversion mortgage loans, or "HECMs,” which are insured by FHA and eligible for inclusion in GNMA-guaranteed HECM-backed MBS, or “HMBS.” Longbridge is an approved issuer of HMBS, and it pools and securitizes the majority of its HECM loans into HMBS, which it then sells in the secondary market while retaining the servicing rights on the underlying HECM loans. Longbridge also originates and purchases proprietary reverse mortgage loans, which typically carry loan balances or credit lines that exceed FHA limits or have other characteristics that make them ineligible for FHA insurance.
Our consolidation of Longbridge also resulted in Longbridge's existing MSRs, as well as the MSRs that Longbridge continues to acquire in connection with its business, being included in our total assets on our balance sheet. The majority of Longbridge's existing MSRs relate to HECM loans that Longbridge pooled and securitized into HMBS and then sold into the secondary market with servicing rights retained. In accordance with U.S. GAAP, so long as Longbridge retains such mortgage servicing rights and the obligations relating thereto, such HECM loans do not meet the requirement for sale accounting in accordance with US GAAP and remain on Longbridge's balance sheet. The sold HMBS securities are accounted for as secured borrowings.
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
•futures and forward contracts; and
•options on any of the foregoing.
Because fluctuations in short-term interest rates may expose us to fluctuations in the spread between the interest we earn on certain of our investments and the interest we pay on certain of our borrowings, we may seek to manage such exposure by entering into short positions in interest rate swaps. An interest rate swap is an agreement to exchange interest rate cash flows, calculated on a notional principal amount, at specified payment dates during the life of the agreement. Typically, one party pays a fixed interest rate and receives a floating interest rate and the other party pays a floating interest rate and receives a fixed interest rate. Each party's payment obligation is computed using a different interest rate. In an interest rate swap, the notional principal is generally not exchanged. We generally enter into these transactions to offset the potential adverse effects of rising interest rates on short-term repurchase agreements. Our repurchase agreements generally have maturities of up to 364 days and carry interest rates that are determined by reference to a benchmark rate such as LIBOR or the Secured Overnight Financing Rate, or "SOFR." As each then-existing fixed-rate repurchase agreement, or "repo," borrowing matures, it will generally be replaced with a new fixed-rate repo borrowing based on market interest rates established at that future date.
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

Trends and Recent Market Developments
Market Overview
•After maintaining its target range of 0.00%–0.25% for the federal funds rate throughout 2021 and at its first meeting of 2022 in January, the U.S. Federal Reserve, or the "Federal Reserve," rapidly tightened its monetary policy to combat elevated inflation through the rest of 2022. At its March and May meetings, the Federal Reserve increased the target range by 0.25% and 0.50%, respectively, and then implemented rate hikes of 0.75% at each of its next four meetings, increasing the target range to 3.75%-4.00% in November. At its December meeting, the Federal Reserve announced another interest rate hike, this time by 0.50%, increasing the target range of the federal funds rate to 4.25%-4.50%, its highest level since 2007. Minutes of the December meeting noted that despite “welcome reductions” in inflation in October and November, “it would take substantially more evidence of progress to be confident that inflation was on a sustained downward path.”
After initiating the tapering of its asset purchases in the fourth quarter of 2021, the Federal Reserve announced plans for reducing the size of its balance sheet at its May 2022 meeting, whereby it would only reinvest principal payments that exceeded monthly caps of $30 billion for Treasury securities and $17.5 billion for Agency MBS, beginning in June. Those monthly caps increased in September to $60.0 billion and $35.0 billion, respectively, where they remained through year end.
Similarly, other central banks around the globe continued to tighten their monetary policies during 2022.
•Interest rates rose sharply in 2022, particularly short-term interest rates, with various segments of the yield curve inverting during the year. Over the course of the year, the yield on the 2-year U.S. Treasury increased by 369 basis points to 4.43% as of December 31, 2022, while the 10-year U.S. Treasury increased by 236 basis points to 3.87%. Meanwhile, interest rate volatility was elevated through much of the year, with the MOVE Index in October reaching its highest point since the COVID-related market volatility of March 2020, before subsiding somewhat into year end.
•Mortgage rates also rose sharply during much of 2022, in sympathy with the increase in interest rates. After starting the year at 3.11%, the Freddie Mac survey 30-year mortgage rate increased by at least a full percentage point in each of the first three quarters, rising a cumulative 359 basis points to 6.70% as of September 29th. Mortgage rates continued to rise in October, with the Freddie Mac 30-year mortgage rate exceeding 7.00% in late October and early November for the first time since April 2002, before declining to 6.41% as of December 29, 2022.
Driven by higher mortgage rates, the Mortgage Bankers Association's Refinance Index fell precipitously throughout the year, declining by 87% year over year to its lowest level since May 1997. Fannie Mae 30-year MBS prepayments dropped steadily as well, declining from a CPR of 18.7 in December of 2021 to 4.5 in December of 2022. Despite the sharply higher mortgage rates, home prices continued to appreciate during the first half of the year, with the S&P CoreLogic Case-Schiller US National Home Price NSA Index rising 10.7%, after increasing by 18.9% in 2021. The index reversed course from there, however, declining by 3.6% between June 30th and November 30th, but was still up 6.7% for the year through November. The combination of drastically higher mortgage rates and substantial home price appreciation put significant downward pressure on housing affordability, with the National Association of Realtors Housing Affordability Index declining by 28.8% for the year through December.
•LIBOR rates and the Secured Overnight Financing Rate, or “SOFR,” also rose significantly during the year, increasing during each quarter of 2022. For the year, one-month LIBOR increased a cumulative 429 basis points to 4.39% as of December 31, 20222, while three-month LIBOR increased by 456 basis points to 4.77%. In anticipation of additional interest rate increases by the Federal Reserve, the spread between one- and three-month LIBOR widened during the first nine months of the year, reaching 61 basis points as of September 30, 2022, compared to just 11 basis points at the start of the year. During the fourth quarter, as the Fed began to slow the pace of its interest rate hikes, the spread tightened to 38 basis points. SOFR increased as well; one-month SOFR rose by 430 basis points to 4.36% at year end, and three-month SOFR rose by 450 basis points to 4.59%. LIBOR and SOFR drive many of our financing costs.
•After positive GDP growth in each quarter of 2021, U.S. real GDP contracted at an estimated annualized rate of 1.6% in the first quarter and 0.6% in the second quarter of 2022. Real GDP then reversed course during the second half of 2022, expanding at an estimated annualized rate of 3.2% in the third quarter and 2.9% in the fourth quarter of 2022. Meanwhile, the unemployment rate remained low throughout 2022, dropping from 3.9% at the end of 2021, to 3.6% as of both March 31st and June 30th, and to 3.5% as of both September 30th and December 31st.
•Inflation increased steadily during the first six months of 2022. The 12-month percentage change in the Consumer Price Index for All Urban Consumers (“CPI-U"), not seasonally adjusted, increased from 7.5% in January to 9.1% in June, which was the highest reading since November 1981. While still elevated, inflation did subside over the second half of the year, with the 12-month percentage change in CPI-U registering 6.5% in December 2022.

•Elevated volatility, rising interest rates, and yield spread widening drove underperformance of Agency MBS during the first nine months of 2022, and despite a rebound in the fourth quarter, for the year overall. For the first nine months of the year, the Bloomberg Barclays U.S. MBS Index (“BB MBS Index”) generated a negative return of (13.66%), and a negative excess return (on a duration-adjusted basis) of (3.11%) relative to the Bloomberg Barclays U.S. Treasury Index. In the fourth quarter, the BB MBS Index generated a positive return of 1.85%, as interest rate volatility moderated and yield spreads tightened, and a positive excess return of 0.88%. For the full year 2022, the BB MBS index generated a negative return of (11.81%), which was its worst performance on record, and a negative excess return of (2.23%), its second-worst performance on record.
•Similarly, the Bloomberg Barclays U.S. Corporate Bond Index (“BB IG Index”) and the Bloomberg Barclays U.S. Corporate High Yield Bond Index (“BB HY Index”) generated negative returns during the first three quarters of 2022, before rebounding in the fourth quarter, but still finished the year with significant negative performance on both an absolute and relative basis. For the full year, the BB IG Index generated a negative return of (15.76%) and a negative excess return of (1.25%), while the BB HY Index generated a negative return of (11.19%) and a negative excess return of (3.71%).
•U.S. equities experienced significant losses in 2022 as well, with the Dow Jones Industrial Average declining by 8.8%, the S&P 500 falling by 19.4%, and the NASDAQ down 33.1%. Meanwhile, London's FTSE 100 index increased by 0.9% for the year, and the MSCI World global equity index decreased 19.5%. Similar to the MOVE index, the VIX volatility index was elevated throughout much of the year.
Portfolio Overview and Outlook—Investment Portfolio
Investment Portfolio—Credit(1)
The following tables summarize the long investments in our credit portfolio as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Dollar Denominated:
CLOs(2)	$29,930	0.7%	$60,903	2.0%
CMBS	18,253	0.5%	25,643	0.8%
Commercial Mortgage Loans and REO(5)(6)	492,648	12.1%	387,165	12.8%
Consumer Loans and ABS backed by Consumer Loans(2)	94,993	2.3%	153,124	5.1%
Corporate Debt and Equity and Corporate Loans	18,084	0.4%	20,128	0.7%
Debt and Equity Investments in Loan Origination Entities(3)	42,581	1.1%	141,315	4.7%
Non-Agency RMBS	204,498	5.0%	191,728	6.3%
Non-QM Loans and Retained Non-QM RMBS(4)	2,216,843	54.3%	1,697,081	56.1%
Residential Transition Loans and Other Residential Mortgage Loans and REO(5)	940,296	23.1%	320,138	10.5%
Non-Dollar Denominated:
CLOs(2)	1,672	—%	3,092	0.1%
Consumer Loans and ABS backed by Consumer Loans	—	—%	213	—%
Corporate Debt and Equity	206	—%	13	—%
RMBS(7)	20,714	0.5%	25,846	0.9%
Total Long Credit Portfolio	$4,080,718	100.0%	$3,026,389	100.0%
Less: Non-retained Tranches of Consolidated non-QM Securitization Trusts	1,537,098		961,495
Total Long Credit Portfolio excluding Non-retained Tranches of Consolidated non-QM Securitization Trusts	$2,543,620		$2,064,894
(1)This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, or other hedge positions.
(2)Includes equity investments in securitization-related vehicles.
(3)Includes corporate loans to certain loan origination entities in which we hold an equity investment.
(4)Retained non-QM RMBS represents RMBS issued by non-consolidated Ellington-sponsored non-QM loan securitization trusts, and interest in entities holding such RMBS.
(5)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
(6)Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.
(7)Includes an investment in an unconsolidated entity holding European RMBS.

The total long credit portfolio, excluding non-retained tranches of consolidated non-QM securitization trusts, grew by 23% year over year to $2.544 billion as of December 31, 2022. This growth was driven primarily by larger non-QM, residential transition, and commercial mortgage loan portfolios, and was partially offset by four non-QM loan securitizations completed during the year, loan payoffs and resolutions, opportunistic sales, and mark-to-market losses. In addition, as a result of the consolidation of Longbridge, we no longer include our investment in Longbridge as part of our investment portfolio. This change, along with reduced fair values of our other strategic investments in loan originators, offset some of the growth of the long credit portfolio year over year.
Our credit portfolio generated a net loss in 2022, despite strong net interest income driven by the growth of the loan portfolios. Rising interest rates and widening yield spreads for most of the year generated net realized and unrealized losses on our non-QM loans. These challenging market conditions also pressured origination volumes and gain-on-sale margins, which led to significant losses on our strategic investments in loan originators.
The net interest margin on our credit portfolio (defined as the weighted average asset yield less the weighted average secured financing cost of funds) decreased year over year to 2.54% from 3.84%, driven primarily by a significantly higher cost of funds, which was due to sharply higher short-term interest rates.
Supplemental Credit Portfolio Information:
The table below details certain information regarding our investments in commercial mortgage loans as of December 31, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans(3)(4)	$690,502	$12	$690,514	$2	$(8,630)	$681,886	10.52%	10.45%	0.97
(1)Excludes commercial mortgage loans in non-accrual status, with a fair value of $17.6 million.
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
(4)As of December 31, 2022 all of our commercial mortgage loans were first lien mortgages, all of which have floating rates with a rate floor.
The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of December 31, 2022:

Property Type(1)	December 31, 2022
Multifamily	70.7%
Office	8.3%
Hotel	6.1%
Industrial	4.6%
Retail	3.8%
Commercial Mixed Use	2.9%
Mobile Home Community	2.8%
Self Storage	0.8%
100.0%
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.

The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of December 31, 2022:

Property Location by U.S. State(1)	December 31, 2022
Texas	20.0%
Florida	17.4%
Georgia	12.4%
New York	7.1%
New Jersey	5.4%
Arizona	5.3%
Michigan	5.1%
All other states <5%	27.3%
100.0%
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in residential mortgage loans by loan type and REO resulting from the foreclosure of residential mortgage loans as of December 31, 2022:

	December 31, 2022
Loan Type	Unpaid Principal Balance	Fair Value
	In thousands
Non-QM Loans	$2,460,048	$2,176,593
Residential Transition Loans	930,396	926,132
Other Residential Loans	14,100	12,793
Total Residential Mortgage Loans	$3,404,544	$3,115,518
Residential REO(1)		1,371
Total residential mortgage loans and residential REO(1)		$3,116,889
(1)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
The following table provides additional details about our investments in unconsolidated entities as of December 31, 2022:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	$26,661
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	10,938
		37,599
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans	68,574
Equity investments in securitization-related risk retention vehicles	Consumer Loans and European RMBS	2,640
Equity investments in securitization-related risk retention vehicles	Residential Mortgage Loan	10,333
Other	Various	7,900
		89,447
		$127,046

Investment Portfolio—Agency RMBS

	December 31, 2022		December 31, 2021
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$915,128	94.5%	$1,600,862	94.3%
Floating Rate	6,254	0.7%	9,456	0.6%
Reverse Mortgages	29,989	3.1%	53,010	3.1%
IOs	16,892	1.7%	33,288	2.0%
Total Long Agency RMBS	$968,263	100.0%	$1,696,616	100.0%
Our total long Agency RMBS portfolio decreased by 43% year over year, to $968.3 million, resulting from net sales, paydowns, and net losses.
During the first nine months of 2022, interest rates rose rapidly and volatility was elevated, as the Federal Reserve rapidly tightened its monetary policy to combat elevated inflation. Agency RMBS durations extended in response to the higher interest rates, while the elevated volatility contributed to substantial yield spread widening. As a result, we had a significant net loss in our Agency strategy, as net losses on our Agency RMBS exceeded net gains on our interest rate hedges and net interest income.
In the fourth quarter, however, a more benign outlook on inflation and Federal Reserve monetary policy drove strong performance of Agency RMBS, and we recovered a portion of our losses in the strategy for the year. Agency RMBS yield spreads tightened and pay-ups on our specified pools increased, which drove net realized and unrealized gains on our Agency RMBS and, when combined with net interest income, exceeded net realized and unrealized losses on our interest rate hedges. Despite the strong fourth quarter, however, we had a significant net loss in the Agency strategy for the year.
Pay-ups on our specified pools increased modestly to 0.96% as of December 31, 2022, as compared to 0.82% as of December 31, 2021.
During the year, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. We ended the year with a net short TBA position, both on a notional basis and as measured by 10-year equivalents. 10-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.
During the year, our cost of funds on Agency RMBS increased significantly, driven by higher interest rates. Our asset yields on Agency RMBS also increased over the same period, though by a much smaller amount, as many of our Agency RMBS assets were purchased before the recent interest rate increases. As a result, our net interest margin on our Agency RMBS, excluding the Catch-up Premium Amortization Adjustment, declined year over year to 1.22% from 1.99%.
As of December 31, 2022 and 2021, the weighted average net pass-through rate on our fixed-rate specified pools was 3.4% and 3.2%, respectively. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was 82.1% for the year ended December 31, 2022.
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended December 31, 2022, September 30, 2022, June 30, 2022, March 31, 2022, and December 31, 2021.

	Three-Month Period Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Three-Month Constant Prepayment Rates(1)	7.7%	9.5%	11.6%	12.7%	18.5%
(1)Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2022 and 2021:

		December 31, 2022			December 31, 2021
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50–1.99	$12,089	$10,569	27	$—	$—	—
	2.00–2.49	20,197	18,125	21	56,016	57,801	11
	2.50–2.99	62,257	57,680	32	76,857	79,757	21
	3.00–3.49	27,531	25,920	29	63,774	66,931	15
	3.50–3.99	14,894	14,441	78	19,879	21,086	67
	4.00–4.49	3,077	3,034	76	4,085	4,336	64
	4.50–4.99	364	361	141	2,529	2,640	136
Total 15-year fixed-rate mortgages		140,409	130,130	35	223,140	232,551	23
20-year fixed-rate mortgages:
	2.00–2.49	2,571	2,187	25	2,779	2,826	13
	2.50–2.99	4,357	3,824	26	43,174	44,624	14
	4.50–4.99	325	321	109	400	439	97
Total 20-year fixed-rate mortgages		7,253	6,332	30	46,353	47,889	15
30-year fixed-rate mortgages:
	2.00–2.49	27,676	22,768	19	118,886	118,930	3
	2.50–2.99	151,466	129,460	21	531,357	545,208	7
	3.00–3.49	213,621	189,916	25	239,696	250,884	16
	3.50–3.99	109,848	101,684	55	132,754	141,769	42
	4.00–4.49	134,450	128,229	49	126,990	137,212	52
	4.50–4.99	137,359	133,996	32	76,959	83,756	58
	5.00–5.49	47,426	47,383	44	35,360	38,705	63
	5.50–5.99	8,071	8,164	26	2,467	2,778	74
	6.00–6.49	16,665	17,066	8	1,030	1,180	115
Total 30-year fixed-rate mortgages		846,582	778,666	34	1,265,499	1,320,422	21
Total fixed-rate Agency RMBS		$994,244	$915,128	34	$1,534,992	$1,600,862	21

Portfolio Overview and Outlook—Longbridge
As discussed in Note 12 of the Notes to the Consolidated Financial Statements, when Longbridge pools HECM loans into HMBS such transfers do not qualify as sales under U.S. GAAP, and as a result, such transactions are treated as secured borrowings on our Consolidated Balance Sheet. The HECM loans are included in Loans, at fair value, and the related liabilities are reflected as HMBS-related obligations, at fair value. After pooling the HECM loans into HMBS, Longbridge retains the mortgage servicing rights associated with such HMBS, which we refer to as the "HMBS MSR Equivalent." Longbridge typically retains the MSRs associated with the proprietary reverse mortgage loans that it originates.
The following table summarizes Longbridge's loan-related assets(1) as of December 31, 2022.

(In thousands)	December 31, 2022
(In thousands)
HMBS assets(2)	$7,882,717
Less: HMBS liabilities	(7,787,155)
HMBS MSR Equivalent	95,562
Unsecuritized HECM loans	119,671
Proprietary reverse mortgage loans	103,602
MSRs related to proprietary reverse mortgage loans	8,108
Unsecuritized REO	907
Total	$327,850
(1)This information does not include financial derivatives or loan commitments.
(2)Includes HECM loans, REO, and claims or other receivables.
Longbridge generated strong performance for the fourth quarter as tighter yield spreads led to net gains on our HECM loans and HMBS MSR Equivalent. On new originations, while Longbridge had improved gain-on-sale margins quarter over quarter, lower origination volumes led to a net loss in originations overall.
Supplemental Longbridge Information:
The following table summarizes origination volumes by channel for the year ended December 31, 2022:

($ In thousands)	Origination Volume
Channel	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume
Retail	321	$51,248	15%
Wholesale and correspondent	1,631	290,379	85%
Total	1,952	$341,637	100%
(1)Represents initial borrowing amounts on reverse mortgage loans.
Financing—Overall
We have various financing arrangements in place as of December 31, 2022, including both secured and unsecured borrowings. We use repos, secured lines of credit, and various other secured borrowings to finance our portfolios, each of which we account for as collateralized borrowings. We have also obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans and certain of our consumer loans. Additionally, as an issuer of HMBS, we account for HMBS-related obligations as secured borrowings. Finally, we have issued unsecured long-term debt. As of December 31, 2022, we had outstanding unsecured long-term debt of $210.0 million, maturing in April 2027 and bearing an interest rate of 5.875%. We repaid $86.0 million of unsecured long-term debt, which bore an interest rate of 5.50%, at maturity in September 2022. Such unsecured long-term debt is collectively referred to as the "Senior Notes." The indenture governing the outstanding Senior Notes contains a number of covenants, including several financial covenants. See Note 13 for additional details on our Senior Notes.
As of December 31, 2022, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet) were $4.4 billion, of which approximately 21%, or $939.7 million, related to our Agency RMBS holdings. The remaining outstanding borrowings related to our credit portfolio and Longbridge. Additionally, we had $7.8 billion of HMBS-related obligations.

The following table details our borrowings outstanding and debt-to-equity ratios as of December 31, 2022 and 2021:

	As of
($ in thousands)	December 31, 2022	December 31, 2021
Recourse(1) borrowings:
Repurchase agreements	$2,609,685	$2,469,763
Other secured borrowings	276,058	50,618
Senior Notes, at par	210,000	86,000
Total recourse borrowings	$3,095,743	$2,606,381
Debt-to-equity ratio based on total recourse borrowings(1)	2.5:1	2.0:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities	2.5:1	2.0:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	2.5:1	2.0:1
Non-Recourse(3) Borrowings:
Other Secured Borrowings	—	46,004
Other Secured Borrowings, at fair value(4)	1,539,881	984,168
HMBS-related obligations, at fair value	7,787,155	—
Total non-recourse borrowings	9,327,036	1,030,172
Total Recourse and Non-Recourse Borrowings	$12,422,779	$3,636,553
Debt-to-equity ratio based on total recourse and non-recourse borrowings	10.2:1	2.7:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities	10.1:1	2.7:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	10.0:1	2.8:1
(1)As of both December 31, 2022 and 2021, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 2.7:1 and 2.0:1 as of December 31, 2022 and 2021, respectively.
(2)For unsettled purchases and sales, assumes associated borrowings are subject to haircuts of 5.3% and 5.1% as of December 31, 2022 and 2021, respectively.
(3)All of our non-recourse borrowings are secured by collateral. In the event of default under a non-recourse borrowing, the lender has a claim against the collateral but not any of the Operating Partnership's other assets. In the event of default under a recourse borrowing, the lender's claim is not limited to the collateral (if any).
(4)Relates to our non-QM loan securitizations, where we have elected the fair value option on the related debt.
Our debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales, increased to 10.0:1 as of December 31, 2022 as compared to 2.8:1 as of December 31, 2021. This increase was mainly driven by the consolidation of Longbridge's non-recourse HMBS-related obligations, and to a lesser extent by an increase in higher non-recourse borrowings related to non-QM securitizations, an increase in recourse secured borrowings relating to reverse mortgage loans and MSRs, and an increase in the amount of Senior Notes outstanding. Our recourse debt-to-equity ratio, excluding U.S. Treasury securities and adjusted for unsettled purchases and sales, increased to 2.5:1 from 2.0:1, year over year.
Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
Our secured financing costs include interest expense related to our repo borrowings and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet but exclude HMBS-related obligations). For the year ended December 31, 2022, the average cost of funds on our secured financings increased significantly to 4.43%, as compared to 1.29% for the year ended December 31, 2021. The year-over-year increase was primarily driven by higher short-term interest rates. Our unsecured financing costs consist of interest expense related to our Senior Notes. For the year ended December 31, 2022, the average borrowing rate on our unsecured financings was 5.88%, as compared to 5.80% for the year ended December 31, 2021. Our average cost of funds, including both secured and unsecured financings, increased to 4.49% from 1.32% over the same period.

Critical Accounting Estimates
Our consolidated financial statements include the accounts of Ellington Financial Inc., its Operating Partnership, its subsidiaries, including Longbridge, and variable interest entities, or "VIEs," for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.
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
For securities, residential and commercial mortgage loans, consumer loans, and corporate loans, we generally amortize premiums and accrete discounts using the effective interest method. For certain of our securities, for purposes of estimating future expected cash flows, management uses assumptions including, but not limited to, assumptions for future prepayment rates, default rates, and loss severities (each of which may in turn incorporate various macroeconomic assumptions, such as future housing prices, GDP growth rates, and unemployment rates). In estimating future cash flows on certain of our loans, there are a number of assumptions that are subject to significant uncertainties and contingencies, including assumptions relating to prepayment rates, default rates, loan loss severities, and loan repurchases. These estimates require the use of a significant amount of judgment. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any.

The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Premium Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the years ended December 31, 2022, 2021, and 2020 we recognized a Catch-Up Premium Amortization Adjustment of $4.1 million, $1.3 million, and $(4.5) million, respectively. The Catch-up Premium Amortization Adjustment is reflected as an increase (decrease) to Interest income on the Consolidated Statement of Operations.
See the notes to our consolidated financial statements for more information on the assumptions and methods that we use to amortize purchase premiums and accrete purchase discounts.
Income Taxes: We have elected to be taxed as a REIT for U.S. federal income tax purposes, and are generally are not subject to corporate-level federal and state income tax on net income we distribute to our stockholders within the prescribed timeframes. We have elected to treat certain domestic and foreign subsidiaries as TRSs. Our financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Establishing a provision for income tax expense requires judgement and interpretation of the application of various federal, state, local, and foreign jurisdiction's tax laws. We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. See Note 2 and Note 14 to our consolidated financial statements for additional details on income taxes.
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements for a description of relevant recent accounting pronouncements, if any.

Financial Condition
The following table summarizes the fair value of our consolidated portfolio of investments(1) as of December 31, 2022 and 2021.

(In thousands)	December 31, 2022	December 31, 2021
Long:
Investment Portfolio:
Credit:
Dollar Denominated:
CLO(2)	$29,930	$60,903
CMBS	18,253	25,643
Commercial Mortgage Loans and REO(3)(5)	492,648	387,165
Consumer Loans and ABS backed by Consumer Loans(2)	94,993	153,124
Corporate Debt and Equity and Corporate Loans	18,084	20,128
Debt and Equity Investments in Loan Origination Entities(4)	42,581	141,315
Non-Agency RMBS	204,498	191,728
Non-QM Loans and Retained Non-QM RMBS(6)	2,216,843	1,697,091
Residential Transition Loans and Other Residential Mortgage Loans and REO(3)	940,296	320,128
Non-Dollar Denominated:
CLO(2)	1,672	3,092
Consumer Loans and ABS backed by Consumer Loans	—	213
Corporate Debt and Equity	206	13
RMBS(7)	20,714	25,846
Agency:
Fixed-Rate Specified Pools	915,128	1,600,862
Floating-Rate Specified Pools	6,254	9,456
IOs	16,892	33,288
Reverse Mortgage Pools	29,989	53,010
Government Debt	87,422	—
Longbridge:
Reverse Mortgage Loans	8,097,237	—
MSRs	8,108	—
REO	7,282	—
Total Long	$13,249,030	$4,723,005
Short:
Investment Portfolio:
Credit:
Government Debt:
Dollar Denominated	(185,424)	(92,190)
Non-Dollar Denominated	(23,779)	(28,335)
Total Short	$(209,203)	$(120,525)
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
(6)Retained non-QM RMBS represents RMBS issued by non-consolidated Ellington-sponsored non-QM loan securitization trusts, and interest in entities holding such RMBS.
(7)Includes an investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of December 31, 2022.

	December 31, 2022
	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$318	$(58,224)	$(57,906)	$3,409
Total Net Mortgage-Related Derivatives				3,409
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	2,037	(182,904)	(180,867)	(1,689)
Warrants(3)	1,897	—	1,897	1,137
Total Net Corporate-Related Derivatives				(552)
Interest Rate-Related Derivatives:
TBAs	163,127	(691,568)	(528,441)	5,978
Interest Rate Swaps	1,775,733	(2,822,170)	(1,046,437)	66,732
U.S. Treasury Futures(4)	1,900	(317,100)	(315,200)	2,676
Total Interest Rate-Related Derivatives				75,386
Other Derivatives:
Foreign Currency Forwards(5)	—	(12,104)	(12,104)	77
Total Net Other Derivatives				77
Net Total				$78,320
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 9 of the notes to the consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of December 31, 2022, derivative assets and derivative liabilities were $132.5 million and $(54.2) million, respectively, for a net fair value of $78.3 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of December 31, 2022, a total of 19 long and 2,922 short U.S. Treasury futures contracts were held.
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
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 9 of the notes to the consolidated financial statements.

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
As of December 31, 2022, our Consolidated Balance Sheet reflected total assets of $14.1 billion and total liabilities of $12.9 billion. As of December 31, 2021, our Consolidated Balance Sheet reflected total assets of $5.2 billion and total liabilities of $3.9 billion. Our investments in securities, loans, MSRs, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $13.4 billion as of December 31, 2022. Our investments in securities, loans, and unconsolidated entities, financial derivatives, and real estate owned included in total assets were $4.7 billion as of December 31, 2021. Our investments in securities sold short and financial derivatives included in total liabilities were $263.4 million and $132.8 million as of December 31, 2022 and December 31, 2021, respectively. As of both December 31, 2022 and 2021, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. We primarily use short positions in U.S. Treasury securities and sovereign bonds to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of December 31, 2022 and 2021, we had a net short notional TBA position of $528.4 million and $640.2 million, respectively.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of December 31, 2022 indebtedness outstanding on our repos was approximately $2.6 billion. As of December 31, 2022, our assets financed with repos consisted of Agency RMBS of $976.5 million, credit assets of $2.2 billion, and U.S. Treasury securities of $69.0 million. As of December 31, 2022, outstanding indebtedness under repos was $939.7 million for Agency RMBS, $1.6 billion for credit assets, and $69.3 million for U.S. Treasury securities. As of December 31, 2021 indebtedness outstanding on our repos was approximately $2.5 billion. As of December 31, 2021, our assets financed with repos consisted of Agency RMBS of $1.7 billion and credit assets of $1.1 billion. As of December 31, 2021, outstanding indebtedness under repos was $1.6 billion for Agency RMBS and $0.8 billion for credit assets.
In addition to our repos, as of December 31, 2022 we had Total other secured borrowings of $1.8 billion, used to finance $2.1 billion of non-QM loans, ABS backed by consumer loans, reverse mortgage loans, and MSRs. This compares to Total other secured borrowings of $1.1 billion as of December 31, 2021, used to finance $1.2 billion of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans. Additionally, as of December 31, 2022, we had HMBS-related obligations of $7.8 billion collateralized by $7.9 billion of HMBS assets, which include HECM loans as well as REO and claims and other receivables. In addition to our secured borrowings, we had $210.0 million and $86.0 million of Senior Notes outstanding as of December 31, 2022 and 2021, respectively.
As of December 31, 2022 and December 31, 2021, our debt-to-equity ratio was 10.2:1 and 2.7:1, respectively. Our recourse debt-to-equity ratio was 2.5:1 as of December 31, 2022 as compared to 2.0:1 as of December 31, 2021. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of December 31, 2022, our equity decreased by $102.7 million to $1.221 billion from $1.324 billion as of December 31, 2021. The decrease principally consisted of net loss of $(70.9) million, common and preferred dividends of $124.9 million, distributions to non-controlling interests of $19.9 million, and $1.7 million to repurchase shares of common stock. These decreases were partially offset by net proceeds from the issuance of shares of common stock of $99.2 million, after commissions and offering costs, net proceeds from the issuance of shares of preferred stock of $0.5 million, net of commissions and offering costs, contributions from our non-controlling interests of $13.3 million, $1.4 million related to issuances of long term incentive plan units of the Operating Partnership ("OP LTIP Units"), and $0.3 million related to shares issued in connection with payment of the incentive fee. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.196 billion as of December 31, 2022. As of December 31, 2022, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $15.05.

Results of Operations
The following tables summarizes our results of operations by strategy (as applicable) for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31, 2022
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$277,141	$2,859	$2,218	$282,218
Interest expense	(124,308)	(4,628)	(12,841)	(141,777)
Net interest income	152,833	(1,769)	(10,623)	140,441
Other Income (Loss)(1)
Realized and unrealized gains (losses) on securities and loans, net	(582,611)	1,355	—	(581,256)
Realized and unrealized gains (losses) on financial derivatives, net	194,236	(106)	(19,750)	174,380
Realized and unrealized gains (losses) on real estate owned, net	5	—	—	5
Unrealized gains (losses) on other secured borrowings, at fair value, net	258,140	—	—	258,140
Unrealized gains (losses) on senior notes, at fair value	—	—	18,165	18,165
Net change from reverse mortgage loans, at fair value	—	199,189	—	199,189
Net change related to HMBS obligations, at fair value	—	(162,381)	—	(162,381)
Bargain purchase gain	7,932	—	—	7,932
Other, net	3,501	1,878	—	5,379
Total other income (loss)	(118,797)	39,935	(1,585)	(80,447)
Expenses
Base management fee to affiliate, net of fee rebates(2)	—	—	16,847	16,847
Incentive fee to affiliate	—	—	—	—
Other investment related expenses	25,050	5,899	—	30,949
Other operating expenses	4,482	17,775	14,912	37,169
Total expenses	29,532	23,674	31,759	84,965
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	4,504	14,492	(43,967)	(24,971)
Income tax expense (benefit)	—	—	(17,716)	(17,716)
Earnings (losses) from investments in unconsolidated entities	(63,614)	—	—	(63,614)
Net Income (Loss)	(59,110)	14,492	(26,251)	(70,869)
Net income (loss) attributable to non-controlling interests	212	32	(1,066)	(822)
Dividends on preferred stock	—	—	15,292	15,292
Net Income (Loss) Attributable to Common Stockholders	$(59,322)	$14,460	$(40,477)	$(85,339)
Net Income (Loss) Per Common Share				$(1.43)
(1)Conformed to current period presentation.
(2)See Note 15 of the notes to the consolidated financial statements for further details on management fee rebates.

	Year Ended December 31,
	2021			2020
(In thousands except per share amounts)	Investment Portfolio	Corporate/ Other	Total	Investment Portfolio	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$175,419	$86	$175,505	$173,081	$450	$173,531
Interest expense	(38,990)	(5,040)	(44,030)	(56,625)	(5,040)	(61,665)
Net interest income	136,429	(4,954)	131,475	116,456	(4,590)	111,866
Other Income (Loss)(1)
Realized and unrealized gains (losses) on securities and loans, net	(25,785)	—	(25,785)	(31,743)	—	(31,743)
Realized and unrealized gains (losses) on financial derivatives, net	23,688	(1,831)	21,857	(37,998)	7,466	(30,532)
Realized and unrealized gains (losses) on real estate owned, net	452	—	452	(634)	—	(634)
Unrealized gains (losses) on other secured borrowings, at fair value, net	15,844	—	15,844	(9,316)	—	(9,316)
Unrealized gains (losses) on senior notes, at fair value	—	—	—	—	—	—
Net change from reverse mortgage loans, at fair value	—	—	—	—	—	—
Net change related to HMBS obligations, at fair value	—	—	—	—	—	—
Bargain purchase gain	—	—	—	—	—	—
Other, net	7,194	—	7,194	7,018		7,018
Total other income (loss)	21,393	(1,831)	19,562	(72,673)	7,466	(65,207)
Expenses
Base management fee to affiliate, net(2)	—	13,422	13,422	—	11,508	11,508
Incentive fee to affiliate	—	15,658	15,658	—	—	—
Other investment related expenses	18,544	—	18,544	18,144	—	18,144
Other operating expenses	3,094	14,723	17,817	1,524	13,662	15,186
Total expenses	21,638	43,803	65,441	19,668	25,170	44,838
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	136,184	(50,588)	85,596	24,115	(22,294)	1,821
Income tax expense (benefit)	—	3,144	3,144	—	11,377	11,377
Earnings (losses) from investments in unconsolidated entities	58,104	—	58,104	37,933	—	37,933
Net Income (Loss)	194,288	(53,732)	140,556	62,048	(33,671)	28,377
Net income (loss) attributable to non-controlling interests	5,294	1,799	7,093	3,357	12	3,369
Dividends on preferred stock	—	8,117	8,117	—	7,763	7,763
Net Income (Loss) Attributable to Common Stockholders	$188,994	$(63,648)	$125,346	$58,691	$(41,446)	$17,245
Net Income (Loss) Per Common Share			$2.58			$0.39
(1)Conformed to current period presentation.
(2)See Note 15 of the notes to the consolidated financial statements for further details on management fee rebates.

Results of Operations for the Years Ended December 31, 2022 and 2021
Net Income (Loss) Attributable to Common Stockholders
For the year ended December 31, 2022 we had net income (loss) attributable to common stockholders of $(85.3) million, compared to $125.3 million for the year ended December 31, 2021. The reversal in our results of operations was primarily due to realized and unrealized losses on our securities and loans, and losses from investments in unconsolidated entities, as compared to realized and unrealized gains on our securities and loans, and earnings from investments in unconsolidated entities in the prior period as well as an increase in preferred dividends and total expenses. Such decreases for the year ended December 31, 2022 were partially offset by an increase in net interest income, net realized and unrealized gains on financial derivatives, an increase in unrealized gains on other secured borrowings, at fair value, net change from reverse mortgage loans and HMBS-related obligations, at fair value, and unrealized gains on our senior notes, at fair value.
Interest Income
Interest income was $282.2 million for the year ended December 31, 2022, as compared to $175.5 million for the year ended December 31, 2021. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio for the year ended December 31, 2022 increased to $277.1 million as compared to $175.4 million for the year ended December 31, 2021.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the years ended December 31, 2022 and 2021:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2022	$234,000	$3,908,034	5.99%	$39,622	$1,432,828	2.77%	$273,622	$5,340,862	5.12%
Year ended December 31, 2021	$140,177	$2,278,001	6.15%	$33,853	$1,488,913	2.27%	$174,030	$3,766,914	4.62%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the year ended December 31, 2022, interest income from our credit portfolio was $234.0 million, as compared to $140.2 million for the year ended December 31, 2021. This year-over-year increase was primarily due to the larger size of the credit portfolio partially offset by a decrease in average asset yields for the year ended December 31, 2022.
For the year ended December 31, 2022, interest income from our Agency RMBS was $39.6 million, as compared to $33.9 million for the year ended December 31, 2021. This year-over-year increase was due to higher average asset yields partially offset by the smaller size of the Agency portfolio, for the year ended December 31, 2022.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the years ended December 31, 2022 and 2021 we had a positive Catch-up Premium Amortization Adjustment of $4.1 million and $1.3 million, respectively, which increased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.48% and 5.05%, respectively, for the year ended December 31, 2022. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.19% and 4.59%, respectively, for the year ended December 31, 2021.
Longbridge
For the year ended December 31, 2022, interest income from Longbridge was $2.9 million, which primarily relates to proprietary reverse mortgage loans.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the years ended December 31, 2022 and 2021, we had total interest expense of $(141.8) million and $(44.0) million, respectively.

Investment Portfolio
The total interest expense in our investment portfolio increased to $124.3 million for the year ended December 31, 2022, as compared to $39.0 million for the year ended December 31, 2021. The increase in interest expense was primarily the result of significant increases in financing rates, together with larger average secured borrowings on our credit assets, and an increase in interest expense related to our securities sold short.
The table below summarizes the components of interest expense in our Investment Portfolio for the years ended December 31, 2022 and 2021.

	Year Ended
(In thousands)	December 31, 2022	December 31, 2021
Repos and Total Other Secured Borrowings	$120,894	$37,174
Securities Sold Short (1)	3,394	1,152
Other (2)	20	637
Total	$124,308	$38,963
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
(2)Primarily includes interest expense on reverse repurchase agreements with negative interest rates.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the years ended December 31, 2022 and 2021.

	Year Ended
	December 31, 2022			December 31, 2021
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,007,037	$103,849	3.45%	$1,489,653	$34,414	2.31%
Agency RMBS	1,303,796	16,465	1.26%	1,394,792	2,760	0.20%
Subtotal(1)	4,310,833	120,314	2.79%	2,884,445	37,174	1.29%
U.S. Treasury Securities	21,932	580	2.64%	220	—	0.04%
Total	$4,332,765	$120,894	2.79%	$2,884,665	$37,174	1.29%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 2.50% and increase to 1.44% for the years ended December 31, 2022 and 2021, respectively. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 2.55% and 3.15% for the years ended December 31, 2022 and 2021, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Longbridge
For the year ended December 31, 2022, interest expense related to Longbridge was $4.6 million, primarily related to Other secured borrowings. Our average borrowings related to the Longbridge portfolio were $218.7 million, and our average cost of funds was 8.47%.
Corporate/Other
Certain items of interest expense are not allocated to either the investment portfolio or Longbridge, such as interest expense on our Senior Notes and certain cash collateral held by us. Total interest expense not allocated to either the investment portfolio or Longbridge was $12.8 million and $5.1 million for the years ended December 31, 2022 and 2021, respectively.

The table below summarizes the components of interest expense not included in either our investment portfolio or Longbridge for the years ended December 31, 2022 and 2021.

	Year Ended
(In thousands)	December 31, 2022	December 31, 2021
Senior Notes	12,616	4,993
Other (1)	225	74
Total	$12,841	$5,067
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
The increase in interest expense is primarily due to our issuance of $210.0 million of 5.875% Senior Notes at the end of the first quarter of 2022.
Base Management Fees
Corporate/Other
For the year ended December 31, 2022, the gross base management fee, which is based on total equity at the end of each quarter, was $18.5 million, and our Manager credited us with rebates on our base management fee of $1.6 million, resulting in a net base management fee of $16.8 million. For the year ended December 31, 2021, the gross base management fee, which is based on total equity at the end of each quarter, was $16.0 million, and our Manager credited us with rebates on our base management fee of $2.6 million, resulting in a net base management fee of $13.4 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was due to a larger capital base at the end of the first and second quarters in 2022, as compared to the respective quarter ends in 2021, as well as a decrease in the base management fee rebates.
Incentive Fees
Corporate/Other
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. No incentive fee was incurred for the year ended December 31, 2022, since for each quarter during this period, our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. For the year ended December 31, 2021, we incurred an incentive fee of $15.7 million. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the years ended December 31, 2022 and 2021 other investment related expenses were $30.9 million and $18.5 million, respectively.
Investment Portfolio
For the years ended December 31, 2022 and 2021 other investment related expenses in our investment portfolio were $25.1 million and $18.5 million, respectively. The increase in other investment related expenses was primarily due to debt issuance costs related to Senior notes, at fair value, that were issued during the year ended December 31, 2022, as well as an increase in debt issuance costs related to larger non-QM loan securitizations in the latter period.
Longbridge
For the year ended December 31, 2022, our other investment-related expenses related to Longbridge were $5.9 million, primarily consisting of servicing expense related to reverse mortgage loans and various loan origination expenses.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $37.2 million for the year ended December 31, 2022 as compared to $17.8 million for the year ended December 31, 2021.

Investment Portfolio
Other operating expenses for our investment portfolio were $4.5 million and $3.1 million for the years ended December 31, 2022 and 2021, respectively. The increase in other operating expenses for the year ended December 31, 2022 was primarily due to an increase in compensation and benefits expense.
Longbridge
For the year ended December 31, 2022, other operating expenses related to Longbridge were $17.8 million primarily consisting of compensation and benefits expense, and consisting to a lesser extent of various overhead costs including rent expense, licensing fees, expenses related to office equipment, and amortization of intangible assets. Since the Longbridge Transaction closed in 2022, there were no Other operating expenses related to the Longbridge portfolio for the year ended December 31, 2021.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and residential mortgage, commercial mortgage, consumer, and corporate loans, financial derivatives, and real estate owned, unrealized gains (losses) on other secured borrowings, at fair value and senior notes, at fair value, net change from reverse mortgage loans, at fair value, net change related to HMBS obligations, at fair value, and bargain purchase gain. Other, net, another component of Other income (loss), includes rental income and income related to loan originations, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement.
Investment Portfolio
For the year ended December 31, 2022, other income (loss) was $(118.8) million, consisting primarily of net realized and unrealized losses on our securities and loans of $(582.6) million, partially offset by $194.2 million of net realized and unrealized gains on our financial derivatives, $258.1 million of net unrealized gains on our Other secured borrowings, at fair value, and a bargain purchase gain of $7.9 million related to the Longbridge Transaction. Rapidly rising interest rates and widening yield spreads drove net realized and unrealized losses of $(582.6) million on our securities and loans, primarily Agency RMBS, non-QM loans, non-Agency RMBS, and consumer loans and ABS backed by consumer loans. These losses were partially offset by net realized and unrealized gains on short positions in U.S. Treasury securities and sovereign bonds. Net realized and unrealized gains of $194.2 million on our financial derivatives were primarily related to net realized and unrealized gains on interest rate swaps, short positions in TBAs, futures, and forwards, which were driven by rising interest rates, and in the case of short positions in TBAs, also by widening yield spreads. We recognized net unrealized gains of $258.1 million on our Other secured borrowings, at fair value for the year ended December 31, 2022, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized losses of $(291.7) million, which are included in Unrealized gains (losses) on securities and loans, net.
For the year ended December 31, 2021, other income (loss) was $21.4 million, consisting primarily of $15.8 million of net unrealized gains on our Other secured borrowings, at fair value, $23.7 million of net realized and unrealized gains on our financial derivatives, and $7.2 million of Other, net, partially offset by net realized and unrealized losses on our securities and loans of $(25.8) million. Net realized and unrealized gains of $23.7 million on our financial derivatives were primarily related to net realized and unrealized gains on interest rate swaps, short TBAs, futures, and forwards, which were driven by rising interest rates over the course of the year, partially offset by net realized and unrealized losses on CDS on corporate bonds and corporate bond indices, and total return swaps. Net realized and unrealized losses of $(25.8) million on our securities and loans primarily resulted from net realized and unrealized losses on our Agency securities, which were driven by declining Agency RMBS prices, as well as unrealized losses on non-QM loans, and net realized and unrealized losses on consumer loans and ABS backed by consumer loans. Such losses were partially offset by net realized and unrealized gains on CLOs and CMBS, as well as non-Agency RMBS, corporate loans, and equity securities.
Longbridge
For the year ended December 31, 2022, other income (loss) from Longbridge was $39.9 million, consisting primarily of gains from Net change from reverse mortgage loans, at fair value of $199.2 million, which were partially offset by Net change related to HMBS obligations, at fair value of $(162.4) million.
Corporate/Other
For the year ended December 31, 2022, other income (loss) was $(1.6) million consisting of net realized and unrealized losses on interest rate swaps used to hedge our Senior Notes of $(19.8) million, partially offset by unrealized gains on our Senior notes, at fair value of $18.2 million. For the year ended December 31, 2021, other income (loss) was $(1.8) million consisting of net realized and unrealized losses on interest rate swaps used to hedge our Senior notes, net.

Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $(17.7) million for the year ended December 31, 2022, as compared to $3.1 million for the year ended December 31, 2021. Income tax benefit for the year ended December 31, 2022 was related to net realized and unrealized losses on investments held in a domestic TRS. Income tax expense for the year ended December 31, 2021 was related to net realized and unrealized gains on investments held in a domestic TRS. As of December 31, 2022, we had a net deferred tax asset of approximately $12.3 million against which we took a full allowance.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $(63.6) million for the year ended December 31, 2022, as compared to $58.1 million for the year ended December 31, 2021. The reversal in earnings from investments in unconsolidated entities primarily relates to unrealized losses on investments in loan originators of $(67.1) million for the year ended December 31, 2022, partially offset by net realized and unrealized gains of $3.5 million on our investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates. Rapidly rising interest rates and widening yield spreads pressured gain-on-sale margins and origination volumes at our loan originators, which drove the mark-to-market losses on our investments in such loan originators. We also had a net loss on our investment in Longbridge, including a loss recognized in the third quarter based on the reduced purchase price on the Longbridge Transaction, which closed on October 3, 2022. For the year ended December 31, 2021, earnings from investments in unconsolidated entities primarily related to unrealized gains on loan originators and unrealized gains on an equity investment in a securitization-related risk retention vehicle.
Results of Operations for the Years Ended December 31, 2021 and 2020
Net Income (Loss) Attributable to Common Stockholders
For the year ended December 31, 2021 we had net income (loss) attributable to common stockholders of $125.3 million compared to $17.2 million for the year ended December 31, 2020. The increase in our results of operations was primarily due to a decrease in interest expense; net realized and unrealized gains on our financial derivatives and income from Other, net as compared to losses in the prior year; and an increase in earnings from investments in unconsolidated entities.
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
Adjusted Distributable Earnings
Beginning with the financial results for the quarter ended June 30, 2022, the supplemental non-GAAP financial measure that we previously referred to as "Core Earnings," we now refer to as "Adjusted Distributable Earnings." We calculate Adjusted Distributable Earnings as U.S. GAAP net income (loss) as adjusted for: (i) realized and unrealized gain (loss) on securities and loans, REO, mortgage servicing rights, financial derivatives (excluding periodic settlements on interest rate swaps), any borrowings carried at fair value, and foreign currency transactions; (ii) incentive fee to affiliate; (iii) Catch-up Premium Amortization Adjustment (as defined below); (iv) non-cash equity compensation expense; (v) provision for income taxes; (vi) certain non-capitalized transaction costs; and (vii) other income or loss items that are of a non-recurring nature. For certain investments in unconsolidated entities, we include the relevant components of net operating income in Adjusted Distributable Earnings. The Catch-up Premium Amortization Adjustment is a quarterly adjustment to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter. For the contribution to Adjusted Distributable Earnings from Longbridge, we adjust Longbridge's contribution to our net income in a similar manner, but we include in Adjusted Distributable Earnings certain realized and unrealized gains (losses) from Longbridge's origination business ("gain-on-sale income").
Adjusted Distributable Earnings is a supplemental non-GAAP financial measure. We believe that the presentation of Adjusted Distributable Earnings provides information useful to investors, because: (i) we believe that it is a useful indicator of both current and projected long-term financial performance, in that it excludes the impact of certain current-period earnings components that we believe are less useful in forecasting long-term performance and dividend-paying ability; (ii) we use it to evaluate the effective net yield provided by our investment portfolio, after the effects of financial leverage and by Longbridge, to reflect the earnings from its reverse mortgage origination and servicing operations; and (iii) we believe that presenting Adjusted Distributable Earnings assists investors in measuring and evaluating our operating performance, and comparing our operating performance to that of our residential mortgage REIT and mortgage originator peers. Please note, however, that: (I) our calculation of Adjusted Distributable Earnings may differ from the calculation of similarly titled non-GAAP financial measures by our peers, with the result that these non-GAAP financial measures might not be directly comparable; and (II) Adjusted Distributable Earnings excludes certain items that may impact the amount of cash that is actually available for distribution.
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
The following table reconciles, for the year ended December 31, 2022 our Adjusted Distributable Earnings by strategy to the line on our Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Year Ended December 31, 2022
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total
Net Income (Loss)	$(59,110)	$14,492	$(26,251)	$(70,869)
Income tax expense (benefit)	—	—	(17,716)	(17,716)
Net income (loss) before income tax expense (benefit)	(59,110)	14,492	(43,967)	(88,585)
Adjustments:
Realized (gains) losses, net(1)	(5,103)	—	(73)	(5,176)
Unrealized (gains) losses, net(2)	184,621	—	(37,842)	146,779
Unrealized (gains) losses on HMBS MSR Equivalent, net of hedge (gains) losses(3)	—	(15,319)	—	(15,319)
Bargain purchase (gain)	(7,932)	—	—	(7,932)
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	(4,115)	—	—	(4,115)
Non-capitalized transaction costs and other expense adjustments	10,132	1,485	4,760	16,377
(Earnings) losses from investments in unconsolidated entities	63,614	—	—	63,614
Adjusted distributable earnings from investments in unconsolidated entities(4)	11,982	—	—	11,982
Total Adjusted Distributable Earnings	$194,089	$658	$(77,122)	$117,625
Dividends on preferred stock	—	—	15,292	15,292
Adjusted Distributable Earnings attributable to non-controlling interests	469	5	1,274	1,748
Adjusted Distributable Earnings Attributable to Common Stockholders	$193,620	$653	$(93,688)	$100,585
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$3.23	$0.01	$(1.56)	$1.68
(1)Includes realized (gains) losses on securities and loans, REO, MSRs, financial derivatives (excluding periodic settlements on interest rate swaps and foreign currency transactions which are components of Other Income (Loss) on the Consolidated Statement of Operations.
(2)Includes unrealized (gains) losses on securities and loans, REO, MSRs, financial derivatives (excluding periodic settlements on interest rate swaps), borrowings carried at fair value, and foreign currency transactions which are components of Other Income (Loss) on the Consolidated Statement of Operations.
(3)Represents net change in fair value of HMBS MSR Equivalent attributable to changes in market conditions and model assumptions. This adjustment is also net of (gains) losses on HMBS MSR hedging instruments, which are components of realized and/or unrealized gains (losses) on financial derivatives, net.
(4)Includes net interest income and operating expenses for certain investments in unconsolidated entities.
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

The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	December 31, 2022		December 31, 2021
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$1,200,555	46.0%	$557,499	22.5%
31 - 60 Days	210,667	8.1%	356,594	14.4%
61 - 90 Days	278,253	10.6%	251,343	10.2%
91 - 120 Days	362,761	13.9%	164,403	6.7%
121 - 150 Days	159,087	6.1%	279,268	11.3%
151 - 180 Days	6,981	0.3%	159,687	6.5%
181 - 364 Days	391,381	15.0%	570,694	23.1%
> 364 Days	—	—%	130,275	5.3%
	$2,609,685	100.0%	$2,469,763	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2022, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 28.0% with respect to credit assets, 5.3% with respect to Agency RMBS assets, and 20.6% overall. As of December 31, 2021 these respective weighted average contractual haircuts were 22.4%, 5.4%, and 12.1%. The increase in the weighted average contractual haircut on our overall portfolio is primarily due to higher haircuts on repo borrowings related to our Credit portfolio assets at December 31, 2022 as compared to December 31, 2021.
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
As of December 31, 2022 and 2021, we had $2.6 billion and $2.5 billion, respectively, of borrowings outstanding under our repos. As of December 31, 2022, the remaining terms on our repos ranged from 3 days to 263 days, with a weighted average remaining term of 78 days. Our repo borrowings were with a total of 26 counterparties as of December 31, 2022. As of December 31, 2022, our repos had a weighted average borrowing rate of 5.50%. As of December 31, 2022, our repos had interest rates ranging from 0.63% to 7.97%. As of December 31, 2021, the remaining terms on our repos ranged from 3 days to 638 days, with a weighted average remaining term of 134 days. Our repo borrowings were with a total of 23 counterparties as of December 31, 2021. As of December 31, 2021, our repos had a weighted average borrowing rate of 0.82%. As of December 31, 2021, our repos had interest rates ranging from 0.10% to 3.75%. Investments transferred as collateral under repos had an aggregate fair value of $3.2 billion and $2.8 billion as of December 31, 2022 and 2021, respectively.
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

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2022	$2,609,685	$2,859,085	$2,915,610
September 30, 2022	2,895,019	2,877,500	2,912,264
June 30, 2022	2,865,222	2,590,120	2,865,222
March 31, 2022	2,717,638	2,533,978	2,717,638
December 31, 2021	2,469,763	2,187,363	2,469,763
September 30, 2021	2,105,836	1,958,411	2,175,918
June 30, 2021	1,916,749	1,971,441	2,062,580
March 31, 2021	1,909,511	1,736,912	1,909,511
December 31, 2020	1,496,931	1,408,935	1,496,931
September 30, 2020	1,439,984	1,368,191	1,551,147
June 30, 2020(1)	1,294,549	1,520,985	1,542,577
March 31, 2020(2)	2,034,225	2,440,982	2,485,496
(1)During this quarter, we continued to lower leverage and improve our liquidity given the uncertainty as a result of the COVID-19 pandemic.
(2)In March 2020, in response to significant volatility and heightened risks in the financial markets as a result of the spread of COVID-19, we significantly reduced our outstanding borrowings to lower leverage and increase our liquidity.
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including non-QM loans and REO, commercial mortgage loans, consumer loans and ABS backed by consumer loans, reverse mortgage loans, and MSRs; such transactions are accounted for as secured borrowings. As of December 31, 2022 and 2021, we had outstanding borrowings related to such transactions in the amount of $1.8 billion and $1.1 billion, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Balance Sheet. As of December 31, 2022, the fair value of non-QM loans and ABS backed by consumer loans collateralizing our Total other secured borrowings was $2.1 billion. As of December 31, 2021, the fair value of non-QM loans, consumer loans and ABS backed by consumer loans, and small balance commercial mortgage loans collateralizing our Total other secured borrowings was $1.2 billion. Additionally, as of December 31, 2022, as an HMBS issuer, we had HMBS-related obligations of $7.8 billion collateralized by $7.9 billion of HMBS assets, which include HECM loans as well as REO and claims and other receivables. See Note 13 in the notes to our consolidated financial statements for further information on our other secured borrowings and HMBS-related obligations.
As of December 31, 2022 and 2021, we had $210.0 million and $86.0 million outstanding of Senior Notes, respectively. The $86 million of 5.50% Senior Notes were repaid at maturity in September 2022, and the $210 million of 5.875% Senior Notes mature in April 2027. See Note 13 in the notes to our consolidated financial statements for further detail on the Senior Notes.
As of December 31, 2022, we had an aggregate amount at risk under our repos with 25 counterparties of approximately $637.6 million, and as of December 31, 2021, we had an aggregate amount at risk under our repos with 22 counterparties of approximately $353.2 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of both December 31, 2022 and 2021 does not include approximately $(1.8) million and $4.0 million, respectively, of net accrued interest receivable (payable), which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.

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
As of December 31, 2022, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with ten counterparties of approximately $43.3 million. We also had $44.9 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2021, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with eight counterparties of approximately $18.5 million. We also had $16.2 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2022, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with nine counterparties of approximately $5.4 million. As of December 31, 2021, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with ten counterparties of approximately $1.0 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $217.1 million and $92.7 million as of December 31, 2022 and December 31, 2021, respectively.
On June 13, 2018, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.55 million shares of common stock, or the "Common Share Repurchase Program." The Common Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. During the year ended December 31, 2022, we repurchased 128,184 common shares at an average price per share of $12.94 and a total cost of $1.7 million. From inception of the Common Share Repurchase Program through February 24, 2023, we repurchased 830,149 common shares at an average price per share of $13.29 and a total cost of $11.0 million, and have authorization to repurchase an additional 719,851 common shares.
On February 21, 2022, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $30.0 million of shares of Series A Preferred Stock and Series B Preferred Stock, or the "Preferred Share Repurchase Program." The Preferred Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. We have not yet repurchased any shares of preferred stock under the Preferred Share Repurchase Program.
We may declare dividends based on, among other things, our earnings, our financial condition, the REIT qualification requirements of the Internal Revenue Code of 1986, as amended, our working capital needs and new opportunities. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors.

The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the consolidated financial statements) for the years ended December 31, 2022 and 2021:
Years Ended December 31, 2022 and 2021

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
2022:
December 7, 2022	$0.15	$9,694	December 30, 2022	January 25, 2023
November 7, 2022	0.15	9,416	November 30, 2022	December 27, 2022
October 6, 2022	0.15	9,183	October 31, 2022	November 25, 2022
September 8, 2022	0.15	9,183	September 30, 2022	October 25, 2022
August 4, 2022	0.15	9,186	August 31, 2022	September 26, 2022
July 8, 2022	0.15	9,108	July 29, 2022	August 25, 2022
June 7, 2022	0.15	9,108	June 30, 2022	July 25, 2022
May 2, 2022	0.15	9,121	May 31, 2022	June 27, 2022
April 7, 2022	0.15	9,121	April 29, 2022	May 25, 2022
March 7, 2022	0.15	9,064	March 31, 2022	April 25, 2022
February 7, 2022	0.15	8,730	February 28, 2022	March 25, 2022
January 7, 2022	0.15	8,727	January 31, 2022	February 25, 2022
2021:
December 7, 2021	0.15	8,727	December 31, 2021	January 25, 2022
November 5, 2021	0.15	8,722	November 30, 2021	December 27, 2021
October 7, 2021	0.15	8,717	October 29, 2021	November 26, 2021
September 8, 2021	0.15	7,855	September 30, 2021	October 25, 2021
August 4, 2021	0.15	7,691	August 31, 2021	September 27, 2021
July 8, 2021	0.15	7,614	July 30, 2021	August 25, 2021
June 7, 2021	0.15	6,669	June 30, 2021	July 26, 2021
May 6, 2021	0.15	6,669	May 28, 2021	June 25, 2021
April 4, 2021	0.14	6,224	April 30, 2021	May 25, 2021
March 5, 2021	0.10	4,446	March 31, 2021	April 26, 2021
February 5, 2021	0.10	4,444	February 26, 2021	March 25, 2021
January 8, 2021	0.10	4,444	January 29, 2021	February 25, 2021
On January 9, 2023, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on February 27, 2023 to stockholders of record as of January 31, 2023. On February 7, 2023, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on March 27, 2023 to stockholders of record as of February 28, 2023.

The following table sets forth the dividend distributions authorized by the Board of Directors during the years ended December 31, 2022 and 2021 and payable to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
2022:
December 7, 2022	$0.421875	$1,941	December 30, 2022	January 30, 2023
September 8, 2022	0.421875	1,941	September 30, 2022	October 31, 2022
June 7, 2022	0.421875	1,941	June 30, 2022	August 1, 2022
March 7, 2022	0.421875	1,941	March 31, 2022	May 2, 2022
2021:
December 7, 2021	0.421875	1,941	December 30, 2021	January 31, 2022
October 7, 2021	0.421875	1,941	October 18, 2021	November 1, 2021
July 8, 2021	0.421875	1,941	July 19, 2021	July 30, 2021
April 4, 2021	0.421875	1,941	April 19, 2021	April 30, 2021
January 8, 2021	0.421875	1,941	January 19, 2021	February 1, 2021
Series B Preferred Stock:
2022:
December 7, 2022	0.390625	1,883	December 30, 2022	January 30, 2023
September 8, 2022	0.390625	1,883	September 30, 2022	October 31, 2022
June 7, 2022	0.390625	1,883	June 30, 2022	August 1, 2022
March 7, 2022	0.390625	1,883	March 31, 2022	May 2, 2022
2021:
December 16, 2021	0.203990	979	December 30, 2021	January 28, 2022
On August 6, 2021, we commenced an "at-the-market" offering for shares of our common stock, or the "Common ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to 10.0 million shares of common stock from time to time. During the year ended December 31, 2022, we issued 6,459,070 shares of common stock under the Common ATM Program, which provided $99.2 million of net proceeds after $1.1 million of commissions and $0.2 million of offering costs. From December 31, 2022 through January 24, 2023, we issued 1,410,932 shares of common stock under the Common ATM Program, which provided $19.0 million of net proceeds after approximately $0.2 million of commissions and $52 thousand of offering costs. On January 24, 2023, we amended the equity distribution agreements (the "EDA Amendments") with each of the third party sales agents. Such amendments authorize us to offer and sell up to $225.0 million of shares of common stock from time to time (the "Amended Common ATM Program"). From execution of the EDA Amendments through February 24, 2023, we have issued 2,818,665 shares of common stock through the Amended Common ATM Program, which provided $38.6 million of net proceeds after $0.4 million of commissions and $0.1 million of offering costs.
On February 6, 2023, we issued 4,000,000 shares of Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series C Preferred Stock") for proceeds of $96.5 million, net of underwriting discounts and commissions and offering costs of $3.5 million. Holders of the Series C Preferred Stock are entitled to receive cumulative cash dividends from and including the original issue date to, but excluding, April 30, 2028 (the "First Reset Date"), at a fixed rate equal to 8.625% per annum of the $25.00 per share liquidation preference. The applicable fixed rate resets on the First Reset Date and again on the fifth anniversary of the preceding reset date (each a "Reset Date"), at a rate equal to the five-year treasury rate as measured three business days prior to the Reset Date plus 5.13% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on or about the 30th day of each January, April, July, and October. As disclosed in the final prospectus supplement we filed on February 3, 2023, we plan to pay the first dividend on the Series C Preferred Stock on or about April 30, 2023 in the amount of $0.50313 per share of Series C Preferred Stock to holders of record as of March 31, 2023. See Note 27 for additional details on our Series C Preferred Stock.
On January 20, 2022, we commenced an "at-the-market" offering for our preferred stock, or the "Preferred ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") and/or 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") from time to time. During the year ended December 31, 2022, we issued 20,421 shares of Series B Preferred Stock, which provided $0.5 million of net proceeds after $23 thousand of commissions and offering costs. From commencement of the Preferred ATM Program through February 24, 2023, we have issued 20,421 shares of preferred stock under this program.
For the year ended December 31, 2022, our operating activities provided net cash in the amount of $42.7 million and our investing activities used net cash in the amount of $1.753 billion. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $702.2 million. We received $1.370 billion in proceeds from the issuance of Total other secured borrowings. We used $508.0 million for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $145.3 million for the year ended December 31, 2022. We received proceeds from HMBS-related obligations of $424.7 million and used $235.1 million for principal payments on HMBS-related obligations. We received proceeds from the issuance of Senior notes, at fair value of $206.4 million, net of debt issuance costs, proceeds from the issuance of common and preferred stock, net of underwriters' discounts and commissions, agent commissions, and offering costs paid, of $99.1 million, and contributions from non-controlling interests of $9.8 million. We used $123.1 million to pay dividends, $19.9 million for distributions to non-controlling interests (our joint venture partners), $86.0 million for repayment of senior notes, and $1.7 million to repurchase common stock. As a result there was an increase in our cash holdings of $129.0 million, from $92.8 million as of December 31, 2021 to $221.9 million as of December 31, 2022.
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

Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a base management fee, an incentive fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see Note 15 to our consolidated financial statements.
We have numerous contractual obligations and commitments related to our outstanding borrowings (see Note 13 of the notes to our consolidated financial statements) and related to our financial derivatives (see Note 9 of the notes to our consolidated financial statements).
See Note 23 of the notes to our consolidated financial statements for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
At December 31, 2022 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at December 31, 2022 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of December 31, 2022, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$24,312	1.99%	$47,535	3.89%	$(25,401)	(2.08)%	$(51,892)	(4.25)%
Long TBAs	4,827	0.40%	9,224	0.76%	(5,257)	(0.43)%	(10,944)	(0.90)%
Short TBAs	(17,829)	(1.46)%	(34,478)	(2.82)%	19,008	1.56%	39,196	3.21%
Non-Agency RMBS, CMBS, ABS, Loans, and MSRs	30,039	2.46%	59,413	4.87%	(30,704)	(2.51)%	(62,073)	(5.08)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(30,803)	(2.52)%	(62,896)	(5.15)%	29,512	2.41%	57,735	4.73%
Corporate Securities and Other	(16)	—%	(34)	—%	17	—%	35	—%
Repurchase Agreements, Reverse Repurchase Agreements, and Senior Notes	(4,108)	(0.34)%	(8,272)	(0.69)%	4,049	0.33%	8,039	0.66%
Total	$6,422	0.53%	$10,492	0.86%	$(8,776)	(0.72)%	$(19,904)	(1.63)%
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

The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our December 31, 2022 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ellington Financial Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ellington Financial Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and the schedule of mortgage loans on real estate as of and for each of the three years ended December 31, 2022 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Longbridge Financial, LLC (“Longbridge”) from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022. We have also excluded Longbridge from our audit of internal control over financial reporting. Longbridge is a consolidated subsidiary whose total assets, total liabilities and net income excluded from management’s assessment and our audit of internal control over financial reporting represent total assets of $8.2 billion, total liabilities of $8.1 billion and $14.5 million of net income (loss), of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Certain Investments in Securities, Loans and Unconsolidated Entities
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s securities, at fair value, loans, at fair value and investments in unconsolidated entities, at fair value were $1.5 billion, $11.6 billion and $127.0 million, respectively, as of December 31, 2022. As disclosed by management, the Company elected the fair value option for those of its assets for which such election is permitted, including its securities, at fair value, loans, at fair value and investments in unconsolidated entities, at fair value. For financial instruments that are traded in an “active market”, the best measure of fair value is the quoted market price. Management generally used third-party valuations when available, when financial instruments are not traded in an active market. If third-party valuations are not available, management used other valuation techniques, such as a discounted cash flow methodology. Management’s estimate of fair value may be based on several assumptions, including but not limited to management’s estimates of non binding third-party valuation, yield, projected collateral prepayments, projected collateral losses, projected collateral recoveries, recovery amount, conditional prepayment rates, and months to resolution, as applicable. For certain investments in unconsolidated entities, at fair value, equity price-to-book and net asset value assumptions are also considered. Fair value measurements are impacted by the interrelationships of these assumptions, as applicable.
The principal considerations for our determination that performing procedures relating to the valuation of certain investments in securities, loans and unconsolidated entities is a critical audit matter are (i) the significant judgment by management in determining the fair value of these investments; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the valuation of these investments and the interrelated assumptions related to yield, projected collateral prepayments, projected collateral losses, projected collateral recoveries, recovery amount, conditional prepayment rates, months to resolution, and equity price-to-book, as applicable; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of certain investments in securities, loans and unconsolidated entities, including controls over management’s comparison of internally developed fair values to fair values obtained from third-party pricing providers. These procedures also included, among others, developing an independent range of fair values, which included (i) testing the completeness and accuracy of data provided by management; (ii) for a sample of investments, comparing management’s estimate of fair value to independent sources, where available; and (iii) for a sample of investments, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of fair values by independently developing assumptions related to yield, projected collateral prepayments, projected collateral losses, projected collateral recoveries, recovery amount, conditional prepayment rates, months to resolution, and equity price-to-book assumptions, as applicable, and comparing the independently developed range of fair values to management’s estimate to evaluate the reasonableness of management’s estimate.
Acquisition of Longbridge Financial, LLC—Fair Value of Loans
As described in Notes 2, 3 and 24 to the consolidated financial statements, on October 3, 2022, the Company completed its acquisition of a controlling interest in Longbridge Financial, LLC. The Company accounted for the acquisition using the acquisition method of accounting. The total consideration was $77.8 million, which included loans, at fair value of $7.7 billion. Management determined the fair value of the loans, at fair value based on a discounted cash flow methodology. The discounted cash flow methodology used assumptions, including but not limited to management’s estimates of yield and conditional prepayment rates. Fair value measurements are impacted by the interrelationships of these assumptions.

The principal considerations for our determination that performing procedures relating to the fair value of loans acquired in the acquisition of Longbridge Financial, LLC is a critical audit matter are (i) the significant judgment by management in determining the fair value of the loans acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the valuation of the loans and the interrelated assumptions related to yield and conditional prepayment rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of loans acquired, including controls over the development of the interrelated assumptions related to yield and conditional prepayment rates. These procedures also included, among others, developing an independent range of fair values, which included (i) testing the completeness and accuracy of data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of fair values by independently developing assumptions related to yield and conditional prepayment rates and comparing the independently developed range of fair values to management’s estimate to evaluate the reasonableness of management’s estimate.
/s/PricewaterhouseCoopers LLP
New York, New York
March 1, 2023

We have served as the Company’s auditor since 2007.

ELLINGTON FINANCIAL INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$217,053	$92,661
Restricted cash(1)	4,816	175
Securities, at fair value(1)(2)	1,459,465	2,087,360
Loans, at fair value(1)(2)	11,626,008	2,415,321
Loan commitments, at fair value	3,060	—
Mortgage servicing rights, at fair value	8,108	—
Investments in unconsolidated entities, at fair value(1)	127,046	195,643
Real estate owned(1)(2)	28,403	24,681
Financial derivatives—assets, at fair value	132,518	18,894
Reverse repurchase agreements	226,444	123,250
Due from brokers	36,761	93,549
Investment related receivables(1)	139,413	122,175
Other assets(1)	76,791	3,710
Total Assets	$14,085,886	$5,177,419
Liabilities
Securities sold short, at fair value	$209,203	$120,525
Repurchase agreements(1)	2,609,685	2,469,763
Financial derivatives—liabilities, at fair value	54,198	12,298
Due to brokers	34,507	2,233
Investment related payables	49,323	39,048
Other secured borrowings(1)	276,058	96,622
Other secured borrowings, at fair value(1)	1,539,881	984,168
HMBS-related obligations, at fair value	7,787,155	—
Senior notes, net	—	85,802
Senior notes, at fair value	191,835	—
Base management fee payable to affiliate	4,641	3,115
Incentive fee payable to affiliate	—	3,246
Dividends payable	12,243	10,375
Interest payable(1)	22,452	4,570
Accrued expenses and other liabilities(1)	73,819	22,098
Total Liabilities	12,865,000	3,853,863
Commitments and contingencies (Note 23)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 9,420,421 and 9,400,000 shares issued and outstanding, and $235,511 and $235,000 aggregate liquidation preference, respectively	227,432	226,939
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 63,812,215 and 57,458,169 shares issued and outstanding, respectively	64	58
Additional paid-in-capital	1,259,352	1,161,603
Retained earnings (accumulated deficit)	(290,881)	(97,279)
Total Stockholders' Equity	1,195,967	1,291,321
Non-controlling interests(1)	24,919	32,235
Total Equity	1,220,886	1,323,556
Total Liabilities and Equity	$14,085,886	$5,177,419
(1)Ellington Financial Inc.'s Consolidated Balance Sheets include assets and liabilities of variable interest entities it has consolidated. See Note 11 for additional details on Ellington Financial Inc.'s consolidated variable interest entities.
(2)Includes assets pledged as collateral to counterparties. See Note 13 for additional details on the Company's borrowings and related collateral.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
(In thousands, except per share amounts)
Net Interest Income
Interest income	$282,218	$175,505	$173,531
Interest expense	(141,777)	(44,030)	(61,665)
Total net interest income	140,441	131,475	111,866
Other Income (Loss)(1)
Realized gains (losses) on securities and loans, net	(105,449)	5,017	(5,960)
Realized gains (losses) on financial derivatives, net	120,489	11,502	(31,521)
Realized gains (losses) on real estate owned, net	490	1,711	15
Unrealized gains (losses) on securities and loans, net	(475,807)	(30,802)	(25,783)
Unrealized gains (losses) on financial derivatives, net	53,891	10,355	989
Unrealized gains (losses) on real estate owned, net	(485)	(1,259)	(649)
Unrealized gains (losses) on other secured borrowings, at fair value, net	258,140	15,844	(9,316)
Unrealized gains (losses) on senior notes, at fair value	18,165	—	—
Net change from reverse mortgage loans, at fair value	199,189	—	—
Net change related to HMBS obligations, at fair value	(162,381)	—	—
Bargain purchase gain	7,932	—	—
Other, net	5,379	7,194	7,018
Total other income (loss)	(80,447)	19,562	(65,207)
Expenses
Base management fee to affiliate (Net of fee rebates of $1,612, $2,593, and $1,051, respectively)(2)	16,847	13,422	11,508
Incentive fee to affiliate	—	15,658	—
Investment related expenses:
Servicing expense	8,123	4,422	9,139
Debt issuance costs related to Other secured borrowings, at fair value	6,291	5,290	3,894
Debt issuance costs related to Senior notes, at fair value	3,615	—	—
Other	12,920	8,832	5,111
Professional fees	6,378	5,416	5,005
Compensation and benefits	19,599	5,743	3,776
Other expenses	11,192	6,658	6,405
Total expenses	84,965	65,441	44,838
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	(24,971)	85,596	1,821
Income tax expense (benefit)	(17,716)	3,144	11,377
Earnings (losses) from investments in unconsolidated entities	(63,614)	58,104	37,933
Net Income (Loss)	(70,869)	140,556	28,377
Net income (loss) attributable to non-controlling interests	(822)	7,093	3,369
Dividends on preferred stock	15,292	8,117	7,763
Net Income (Loss) Attributable to Common Stockholders	$(85,339)	$125,346	$17,245
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$(1.43)	$2.58	$0.39
(1)Conformed to current period presentation.
(2)See Note 15 for further details on management fee rebates.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2019	$111,034	38,647,943	$39	$821,747	$(103,555)	$829,265	$39,434	$868,699
Net income (loss)					25,008	25,008	3,369	28,377
Net proceeds from the issuance of common stock(1)		5,290,000	5	95,287		95,292		95,292
Shares of common stock issued in connection with incentive fee payment		637	—	12		12		12
Contributions from non-controlling interests							8,270	8,270
Common dividends(2)					(55,211)	(55,211)	(812)	(56,023)
Preferred dividends(3)					(7,763)	(7,763)		(7,763)
Distributions to non-controlling interests							(12,958)	(12,958)
Conversion of non-controlling interest units to shares of common stock		133,154	—	2,437		2,437	(2,437)	—
Adjustment to non-controlling interests				(1,480)		(1,480)	1,480	—
Repurchase of shares of common stock		(290,050)	—	(3,056)		(3,056)		(3,056)
Share-based long term incentive plan unit awards				711		711	11	722
BALANCE, December 31, 2020	$111,034	43,781,684	$44	$915,658	$(141,521)	$885,215	$36,357	$921,572
Net income (loss)					133,463	133,463	7,093	140,556
Net proceeds from the issuance of common stock(1)		13,602,900	14	244,761		244,775		244,775
Net proceeds from the issuance of preferred stock(1)	115,905					115,905		115,905
Shares of common stock issued in connection with incentive fee payment		65,826	—	1,241		1,241		1,241
Contributions from non-controlling interests							15,998	15,998
Common dividends(2)					(81,104)	(81,104)	(1,120)	(82,224)
Preferred dividends(3)					(8,117)	(8,117)	—	(8,117)
Distributions to non-controlling interests							(27,121)	(27,121)
Conversion of non-controlling interest units to shares of common stock		7,759	—	143		143	(143)	—
Adjustment to non-controlling interests		—	—	(1,157)		(1,157)	1,157	—
Share-based long term incentive plan unit awards				957		957	14	971
BALANCE, December 31, 2021	$226,939	57,458,169	$58	$1,161,603	$(97,279)	$1,291,321	$32,235	$1,323,556

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2021	$226,939	57,458,169	$58	$1,161,603	$(97,279)	$1,291,321	$32,235	$1,323,556
Net income (loss)					(70,047)	(70,047)	(822)	(70,869)
Net proceeds from the issuance of common stock(1)		6,459,070	6	99,145		99,151		99,151
Net proceeds from the issuance of preferred stock(1)	493					493		493
Shares of common stock issued in connection with incentive fee payment		19,094	—	325		325		325
Contributions from non-controlling interests							13,315	13,315
Common dividends(2)					(108,263)	(108,263)	(1,378)	(109,641)
Preferred dividends(3)					(15,292)	(15,292)		(15,292)
Distributions to non-controlling interests							(19,897)	(19,897)
Conversion of non-controlling interest units to shares of common stock		4,066	—	66		66	(66)	—
Adjustment to non-controlling interests		—	—	(1,514)		(1,514)	1,514	—
Repurchase of shares of common stock		(128,184)	—	(1,659)		(1,659)	—	(1,659)
Share-based long term incentive plan unit awards				1,386		1,386	18	1,404
BALANCE, December 31, 2022	$227,432	63,812,215	$64	$1,259,352	$(290,881)	$1,195,967	$24,919	$1,220,886

(1)Net of discounts and commissions and offering costs.
(2)For the years ended December 31, 2022, 2021, and 2020, dividends totaling $1.80, $1.64, and $1.26, respectively, per share of common stock and convertible unit outstanding, were declared.
(3)For the years ended December 31, 2022, 20221, and 2020, dividends totaling $3.2500, $2.313365, and $1.265625, respectively, per share of preferred stock were declared.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net income (loss)	$(70,869)	$140,556	$28,377
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts, net	25,066	32,578	41,681
Realized (gains) losses on securities and loans, net	105,449	(5,017)	5,960
Realized (gains) losses on financial derivatives, net	(120,489)	(11,502)	31,521
Realized (gains) losses on real estate owned, net	(490)	(1,711)	(15)
Unrealized (gains) losses on securities and loans, net	475,807	30,802	25,783
Unrealized (gains) losses on financial derivatives, net	(53,891)	(10,355)	(989)
Unrealized (gains) losses on real estate owned, net	485	1,259	649
Unrealized gains (losses) other (net)	(276,342)	(15,418)	9,562
Realized gains (losses) other (net) - foreign currency transaction	(150)	224	173
Unrealized gains (losses) other (net) foreign currency translation	882	(487)	(1,720)
Bargain purchase gain	(7,932)	—	—
Net change from reverse mortgage loans held-for-investment, at fair value	(199,189)	—	—
Net change related to HMBS obligations, at fair value	162,381	—	—
Valuation adjustment and deletions of mortgage servicing rights	66	—	—
Unrealized (gains) losses on loan commitments, net	30	—	—
Amortization of deferred debt issuance costs	176	263	263
Shares issued in connection with incentive fee payment	325	1241	12
Equity-based compensation expense	1,495	971	722
Interest income related to consolidated securitization trust	(46,838)	(20,269)	(21,800)
Interest expense related to consolidated securitization trust	44,331	19,366	21,020
Debt issuance costs related to Other secured borrowings, at fair value	1,881	2,273	1,749
Debt issuance costs related to senior notes, at fair value	3,615	—	—
(Earnings) losses from investments in unconsolidated entities	63,614	(58,104)	(37,933)
Changes in operating asset and liabilities:
(Increase) decrease Originations and purchases of mortgage loans held-for-sale	(51,894)	—	—
(Increase) decrease in interest and principal receivable	(7,666)	(63,260)	5,223
(Increase) decrease in other assets	(7,988)	(76)	1,077
Increase (decrease) in base management fee payable to affiliate	1,526	(63)	515
Increase (decrease) in incentive fee payable to affiliate	(3,246)	3,246	(116)
Increase (decrease) in interest payable	16,686	1,337	(3,798)
Increase (decrease) in accrued expenses and other liabilities	(14,368)	3,439	11,590
Proceeds from sale of mortgage loans held-for-sale	223	—	—
Net cash provided by (used in) operating activities	$42,686	$51,293	$119,506

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2022	2021	2020
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Investing Activities:
Purchase of securities	$(1,348,379)	$(2,523,112)	$(1,346,245)
Purchase of loans	(3,590,737)	(2,017,992)	(852,261)
Capital improvements of real estate owned	(222)	(2,209)	(153)
Proceeds from disposition of securities	1,454,193	1,485,459	1,888,099
Proceeds from disposition of loans	27,410	1,064	25,414
Contributions to investments in unconsolidated entities	(32,835)	(24,066)	(34,624)
Distributions from investments in unconsolidated entities	223,828	172,838	30,644
Increase in cash resulting from Longbridge Financial purchase transaction	22,618	—	—
Purchase of controlling interest in Longbridge Financial	(38,886)	—	—
Proceeds from disposition of real estate owned	10,913	15,611	9,889
Proceeds from principal payments of securities	308,983	472,055	362,987
Proceeds from principal payments of loans	1,047,909	381,418	443,640
Proceeds from securities sold short	944,513	577,461	268,294
Repurchase of securities sold short	(836,350)	(493,336)	(310,559)
Payments on financial derivatives	(130,635)	(65,582)	(115,418)
Proceeds from financial derivatives	240,521	70,905	84,597
Payments made on reverse repurchase agreements	(37,693,038)	(19,349,228)	(7,586,769)
Proceeds from reverse repurchase agreements	37,589,374	19,264,823	7,622,670
Due from brokers, net	18,037	8,296	16,443
Due to brokers, net	30,099	331	619
Net cash provided by (used in) investing activities	(1,752,684)	(2,025,264)	507,267
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	99,354	245,292	95,537
Net proceeds from the issuance of preferred stock(1)	511	116,220	—
Offering costs paid	(769)	(587)	(253)
Repurchase of common stock	(1,659)	—	(3,056)
Dividends paid	(123,065)	(85,704)	(65,026)
Contributions from non-controlling interests	9,837	14,694	9,848
Distributions to non-controlling interests	(19,897)	(27,121)	(11,301)
Proceeds from issuance of Other secured borrowings	512,889	79,594	57,863
Principal payments on Other secured borrowings	(507,996)	(34,834)	(67,325)
Borrowings under repurchase agreements	12,652,021	5,912,434	4,138,940
Repayments of repurchase agreements	(11,998,124)	(4,899,984)	(5,059,445)
Proceeds from issuance of Senior notes, at fair value	206,385	—	—
Repayment of Senior notes	(86,000)	—	—
Proceeds from issuance of Other secured borrowings, at fair value	857,578	787,529	427,959
Repayment of Other secured borrowings, at fair value	—	(111,530)	(112,253)
Proceeds from issuance of HMBS	424,703	—	—
Principal payments on HMBS related obligations, at fair value	(235,070)	—	—
Due from brokers, net	46,711	(39,216)	49
Due to brokers, net	1,622	(1,802)	1,035
Net cash provided by (used in) financing activities	1,839,031	1,954,985	(587,428)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	129,033	(18,986)	39,345
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	92,836	111,822	72,477
Cash, Cash Equivalents, and Restricted Cash, End of Period	$221,869	$92,836	$111,822

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Year Ended December 31,
	2022	2021	2020
(In thousands)	Expressed in U.S. Dollars
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents, beginning of period	$92,661	$111,647	$72,302
Restricted cash, beginning of period	175	175	175
Cash and cash equivalents and restricted cash, beginning of period	92,836	111,822	72,477
Cash and cash equivalents, end of period	217,053	92,661	111,647
Restricted cash, end of period	4,816	175	175
Cash and cash equivalents and restricted cash, end of period	221,869	92,836	111,822
Supplemental disclosure of cash flow information:
Interest paid	125,169	42,692	65,751
Income tax paid	(1,614)	2,848	543
Dividends payable	12,243	10,375	5,738
Shares issued in connection with incentive fee payment (non-cash)	325	1,241	12
Equity-based compensation expense (non-cash)	1,404	971	722
Transfers from mortgage loans to real estate owned (non-cash)	2,317	14,033	3,384
Transfers from mortgage loans to other sales and claims receivable (non-cash)	2,544	—	—
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	216,615	144,691	10,833
Transfers from corporate loans to investments in unconsolidated entities (non-cash)	1,000	—	—
Transfers from investments in unconsolidated entities (non-cash)	38,886	—	—
Contributions to investments in non-consolidated entities (non-cash)	(7,281)	—	(17,023)
Purchase of investments (non-cash)	(38,472)	—	—
Purchase of loans (non-cash)	—	(800)	(6,670)
Proceeds from the disposition of loans (non-cash)	338,663	—	113,791
Proceeds from principal payments of investments (non-cash)	307,911	472,344	193,575
Principal payments on Other secured borrowings, at fair value (non-cash)	(300,441)	(472,344)	(193,575)
Proceeds received from Other secured borrowings, at fair value (non-cash)	255,914	40,978	28,818
Principal payments on Other secured borrowings (non-cash)	(43,720)	—	(96,480)
Proceeds from issuance of Other secured borrowings (non-cash)	—	800	6,670
Repayments of repurchase agreements (non-cash)	(513,975)	(39,618)	(27,864)
Contributions from non-controlling interests (non-cash)	2,328	—	2,340
Distributions to non-controlling interests (non-cash)	—	—	(2,340)
(1)Net of discounts and commissions.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
On October 3, 2022, the Company completed the acquisition of a controlling interest in Longbridge Financial, LLC ("Longbridge"), a reverse mortgage loan originator and servicer (the "Longbridge Transaction"). As a result of the Longbridge Transaction, the Company consolidates Longbridge's financial results. See Note 24 for discussion of the Company's acquisition of Longbridge.
As a result of the Longbridge Transaction, the Company has two reportable segments, the Investment Portfolio Segment and the Longbridge Segment. The Investment Portfolio Segment is focused on investing in a diverse array of financial assets, including residential and commercial mortgage loans, residential mortgage-backed securities, or "RMBS," commercial mortgage-backed securities, or "CMBS," consumer loans and asset-backed securities, or "ABS," including ABS backed by consumer loans, collateralized loan obligations, or "CLOs," non-mortgage- and mortgage-related derivatives, debt and equity investments in loan origination companies, and other strategic investments. The Longbridge Segment is focused on the origination and servicing of reverse mortgage loans. Longbridge acquires reverse mortgage loans both through its origination activities and through secondary market purchases. Historically, the majority of loans acquired by Longbridge have been home equity conversion mortgage loans, or "HECMs," which are insured by the Federal Housing Administration, or "FHA." Such loans are generally eligible for securitization into HECM-backed MBS, or "HMBS," which are guaranteed by the Government National Mortgage Association, or "GNMA." Longbridge is an approved issuer of HMBS, and it transfers HECM loans into HMBS, which it then sells in the secondary market while retaining the servicing rights on the underlying HECM loans. Longbridge also originates and purchases non-FHA-insured reverse mortgage loans originated under guidelines established by private lenders, which the Company refers to as "Proprietary reverse mortgage loans." Proprietary reverse mortgage loans typically carry loan balances or credit lines that exceed FHA limits or have other characteristics that make them ineligible for FHA insurance.

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
•Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are RMBS, for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," U.S. Treasury securities and sovereign debt, certain non-Agency RMBS, CMBS, CLOs, corporate debt, and actively traded derivatives such as interest rate swaps, foreign currency forwards, and other over-the-counter derivatives; and
•Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that the Company generally includes in this category are certain RMBS, CMBS, CLOs, ABS, credit default swaps, or "CDS," on individual ABS, and total return swaps on distressed corporate debt, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, reverse mortgage loans, private corporate debt and equity investments, loan commitments, mortgage servicing rights, or "MSRs," other secured borrowings, at fair value, HMBS-related obligations, at fair value, and senior notes, at fair value.
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
For residential mortgage loans, reverse mortgage loans, commercial mortgage loans, and consumer loans, management determines fair value by taking into account both external pricing data, which includes third-party valuations, and internal pricing models. Management has obtained third-party valuations on the majority of these loans and expects to continue to solicit third-party valuations in the future. In determining fair value for non-performing mortgage loans, management evaluates third-party valuations, if applicable, as well as management's estimates of the value of the underlying real estate, using information including general economic data, broker price opinions, or "BPOs," recent sales, property appraisals, and bids. In determining fair value for performing mortgage loans and consumer loans, management evaluates third-party valuations, if applicable, as well as discounted cash flows of the loans based on market assumptions. Cash flow assumptions typically include projected default and prepayment rates and loss severities, and may include adjustments based on appraisals and BPOs, and in the case of HECM reverse mortgage loans, projected future tail draws. Many adjustable-rate reverse mortgage loans provide the borrower with a line of credit that can be drawn over time, and a "tail draw" is a principal addition that results when a borrower takes such a draw, which may be securitized. Mortgage and consumer loans are classified as Level 3.
The Company has elected the fair value option, or "FVO," for its HMBS-related obligations. It determines fair value by taking into account both external pricing data, which includes third-party valuations, and internal pricing models. The estimated fair value of HMBS-related obligations also includes the consideration that would be required by a market participant to transfer the HECM loan and related servicing obligation, including exposure resulting from shortfalls in FHA insurance proceeds. HMBS-related obligations, at fair value are classified as Level 3.
The Company has elected the FVO for its MSRs. It determines fair value by taking into account both external pricing data, which includes third-party valuations, and internal pricing models. MSRs are classified as Level 3.
The Company has securitized certain mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans." The Company's securitized non-QM loans are held as part of a collateralized financing entity, or "CFE." A CFE is a VIE that holds financial assets, issues beneficial interests in those assets, and has no more than nominal equity, and for which the issued beneficial interests have contractual recourse only to the related assets of the CFE. ASC 810, Consolidation ("ASC 810") allows the Company to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. The Company has elected the FVO for initial and subsequent recognition of the debt issued by its consolidated securitization trusts and has determined that each consolidated securitization trust meets the definition of a CFE; see Note 12 "Securitization Transactions—Residential Mortgage Loan Securitizations" for further discussion on the Company's securitization trusts. The Company has determined the inputs to the fair value measurement of the financial liabilities of each of its CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of each of the CFEs to measure the fair value of the financial assets of each of the CFEs. The fair value of the debt issued by each CFE is typically valued using both external pricing data, which includes third-party valuations, and internal pricing models. The securitized non-QM loans, which are assets of the CFEs, are included in Loans, at fair value, on the Company's Consolidated Balance Sheet. The debt issued by the CFEs is included in Other secured borrowings, at fair value, on the Company's Consolidated Balance Sheet. Unrealized gains (losses) from changes in fair value of Other secured borrowings, at fair value, are included in Unrealized gains (losses) on other secured borrowings, at fair value, net, on the

Company's Consolidated Statement of Operations. The securitized non-QM loans and the debt issued by the Company's CFEs are both classified as Level 3.
The Company has elected the FVO for its loan commitments related to reverse mortgage loans, and uses valuation models incorporating market pricing for instruments with similar characteristics in determining fair value. The valuation model uses various inputs, such as an estimate of the fair value of the servicing rights expected to be recorded upon sale of a loan to a third party, estimated cost to originate the loan, and the expected pull-through rate. The Company's loan commitments are classified as Level 3.
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
(D) Accounting for Loans: The Company's loan portfolio primarily consists of residential mortgage, commercial mortgage, consumer, and reverse mortgage loans. The Company's loans are accounted for under ASC 310-10, Receivables, and are classified as held-for-investment when the Company has the intent and ability to hold such loans for the foreseeable future or to maturity/payoff. When the Company has the intent to sell loans, such loans will be classified as held-for-sale. Mortgage loans held-for-sale are accounted for under ASC 948-310, Financial services—mortgage banking. Transfers between held-for-investment and held-for-sale occur once the Company's intent to sell the loans changes. The Company may aggregate its loans into pools based on common risk characteristics at purchase. The Company has chosen to elect the FVO pursuant to ASC 825 for its loan portfolios. Loans are recorded at fair value on the Consolidated Balance Sheet and changes in fair value are recorded in earnings on the Consolidated Statement of Operations. Changes in fair value on residential mortgage, commercial mortgage, consumer, and corporate loans are included as a component of Unrealized gains (losses) on securities and loans, net. Changes in fair value on reverse mortgage loans held-for-investment is included as a component of Net change from reverse mortgage loans, at fair value, on the Consolidated Statement of Operations. The Company generates income from fees on certain loans, generally reverse mortgage and commercial mortgage loans, that it originates and holds for investment, including origination, servicing, and exit fees. Such fee income is recorded when earned and included in Other, net on the Consolidated Statement of Operations.
For residential and commercial mortgage loans, the Company generally accrues interest payments. Such loans are typically moved to non-accrual status if the loan becomes 90 days or more delinquent. Although reverse mortgage loans do not require monthly principal and interest payments, the terms of such loans require the borrower to occupy the property and to stay current on payment of property taxes and homeowners insurance. In the event that the borrower no longer occupies the property due to death or other circumstances or becomes delinquent on their tax or insurance payments, the loan will be classified as inactive. The Company does not accrue interest payments on its consumer loans; interest payments are recorded upon receipt. Once consumer loans are more than 120 days past due, the Company will generally charge off such loans. The Company evaluates its charged-off loans and determines collectibility, if any, on such loans.
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
(E) Interest Income: The Company generally amortizes premiums and accretes discounts on its debt securities. Coupon interest income on fixed-income investments is generally accrued based on the outstanding principal balance or notional value and the current coupon rate.

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
For each loan (including residential and commercial mortgage, and consumer loans) purchased with the expectation that both interest and principal will be paid in full, the Company generally amortizes or accretes any premium or discount over the life of the loan utilizing the effective interest method. However, based on current information and market developments, the Company re-assesses the collectibility of interest and principal, and generally designates a loan as in non-accrual status either when any payments have become 90 or more days past due, or when, in the opinion of management, it is probable that the Company will be unable to collect either interest or principal in full. Once a loan is designated as in non-accrual status, as long as principal is still expected to be collectible in full, interest payments are recorded as interest income only when received (i.e., under the cash basis method); accruals of interest income are only resumed when the loan becomes contractually current and performance is demonstrated to be resumed. However, if principal is not expected to be collectible in full, the cost recovery method is used (i.e., no interest income is recognized, and all payments received—whether contractually interest or principal—are applied to cost).
Interest income on reverse mortgage loans held-for-investment is recognized based on the stated rate of the loan. Such interest income is included on the Consolidated Statement of Operations as a component of Net change from reverse mortgage loans, at fair value, on the Consolidated Statement of Operations.
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
(F) Mortgage Servicing Rights: MSRs represent contractual rights to perform specific administrative functions for the underlying loans including specified mortgage servicing activities, which include collecting loan payments, remitting principal and interest payments, managing escrow accounts for mortgage-related expenses such as taxes and insurance, and various other administrative tasks required to adequately service the mortgage loan portfolio. MSRs are created when the Company sells originated or purchased reverse mortgage loans but retains the servicing rights. The Company has elected the FVO for its MSRs in accordance with ASC 860-50, Transfers and Servicing—Servicing assets and liabilities ("ASC 860-50"). Under this methodology, the Company fair values its MSRs on a recurring basis with changes in fair value recorded through earnings on the Consolidated Statement of Operations in Other, net. The Company accrues a base servicing fee for each serviced loan, typically based on the remaining outstanding principal balance of the loan and a fixed annual percentage fee, which is included in Other, net on the Consolidated Statement of Operations. Costs of servicing and ancillary fees are recognized as incurred or earned, and are included in Servicing expense on the Consolidated Statement of Operations.
(G) Loan Commitments: The Company's loan commitments relate to certain reverse mortgage loans extended to borrowers that have not yet closed as of period end. The Company has elected the FVO for its loan commitments which are included in Loan commitments, at fair value on the Consolidated Balance Sheet. Changes in the fair value of the Company's loan commitments are included in Other, net on the Consolidated Statement of Operations.
(H) Investments in unconsolidated entities: The Company has made and may in the future make non-controlling equity investments in various entities, such as loan originators. Such investments are generally in the form of preferred and/or common equity, or membership interests. In certain cases, the Company can exercise significant influence over the entity (e.g. by having representation on the entity's board of directors) but the requirements for consolidation under ASC 810 are not met; in such cases the Company is required to account for such equity investments under ASC 323-10, Investments—Equity Method and Joint Ventures ("ASC 323-10"). The Company has chosen to elect the FVO pursuant to ASC 825 for its investments in unconsolidated entities, which, in management's view, more appropriately reflects the results of operations for a particular reporting period, as all investment activities will be recorded in a similar manner. The period change in fair value of the Company's investments in unconsolidated entities is recorded on the Consolidated Statement of Operations in Earnings (losses) from investments in unconsolidated entities.
(I) Real Estate Owned "REO": When the Company obtains possession of real property in connection with a foreclosure or similar action, the Company de-recognizes the associated mortgage loan according to ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"). Under the provisions of ASU 2014-04, the Company is deemed to have received physical possession of real estate property collateralizing a mortgage loan when it obtains legal title to the property upon completion of a foreclosure or when the borrower conveys all interest in the property to it through a deed in lieu of foreclosure or similar legal agreement. The Company's initial cost basis in REO is equal to the fair value of the real estate associated with the foreclosed mortgage loan, less expected costs to sell. REO valuations are reflected at the lower of cost or fair value. The fair value of such REO is typically based on management's estimates which generally use information including general economic data, BPOs, recent sales, property appraisals, and bids, and takes into account the expected costs to sell the property. REO recorded at fair value on a non-recurring basis are classified as Level 3.
(J) Securities Sold Short: The Company may purchase or engage in short sales of U.S. Treasury securities and sovereign debt to mitigate the potential impact of changes in interest rates and/or foreign exchange rates on the performance of its portfolio. When the Company sells securities short, it typically satisfies its security delivery settlement obligation by borrowing or purchasing the security sold short from the same or a different counterparty. When borrowing a security sold short from a counterparty, the Company generally is required to deliver cash or securities to such counterparty as collateral for the Company's obligation to return the borrowed security. The Company has chosen to elect the FVO pursuant to ASC 825 for its securities sold short. Electing the FVO allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, securities sold short are recorded at fair value on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Unrealized gains (losses) on securities and loans, net. A realized gain or loss will be recognized upon the termination of a short sale if the market price is less or greater than the original sale price. Such realized gain or loss is recorded on the Company's Consolidated Statement of Operations in Realized gains (losses) on securities and loans, net.
(K) Financial Derivatives: The Company enters into various types of financial derivatives subject to its investment guidelines, which include restrictions associated with maintaining qualification as a REIT. The Company's financial derivatives are predominantly subject to bilateral master trade agreements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the "Dodd-Frank Act." The Company may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the value of derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant acts as an intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Cash collateral received by the Company is included in Due to brokers, on the Consolidated Balance Sheet. Conversely, cash collateral posted by the Company is included in Due from brokers, on the Consolidated Balance Sheet. The types of derivatives primarily utilized by the Company are swaps, TBAs, futures, options, and forwards.
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
(L) Intangible Assets: In connection with the Longbridge Transaction, the Company acquired intangible assets including internally developed software of Longbridge, trademarks, customer relationships, and non-compete agreements for various Longbridge employees. Intangible assets are amortized over their expected useful lives on a straight-line basis. See Note 10 for additional details on the Company's intangible assets.
(M) Cash and Cash Equivalents: Cash and cash equivalents include cash and short term investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents typically include amounts held in interest bearing overnight accounts and amounts held in money market funds, and these balances generally exceed insured limits. The Company holds its cash at institutions that it believes to be highly creditworthy. Restricted cash represents cash that the Company can use only for specific purposes.
(N) Repurchase Agreements: The Company enters into repurchase agreements with third-party broker-dealers whereby it sells securities under agreements to be repurchased at an agreed-upon price and date. The Company accounts for repurchase agreements as collateralized borrowings, with the initial sale price representing the amount borrowed, and with the future repurchase price consisting of the amount borrowed plus interest, at the implied interest rate of the repurchase agreement, on the amount borrowed over the term of the repurchase agreement. The interest rate on a repurchase agreement is based on competitive rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. When the Company enters into a repurchase agreement, the lender establishes and maintains an account containing cash and/or securities having a value not less than the repurchase price, including accrued interest, of the repurchase agreement. Repurchase agreements are carried at their contractual amounts, which approximate fair value as the debt is short-term in nature.
(O) Reverse Repurchase Agreements: The Company enters into reverse repurchase agreement transactions whereby it purchases securities under agreements to resell at an agreed-upon price and date. In general, securities received pursuant to reverse repurchase agreements are delivered to counterparties of short sale transactions. The interest rate on a reverse repurchase agreement is based on competitive rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. Assets held pursuant to reverse repurchase agreements are reflected as assets on the Consolidated Balance Sheet. Reverse repurchase agreements are carried at their contractual amounts, which approximates fair value due to their short-term nature.
Repurchase and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet Offsetting. There are no repurchase and reverse repurchase agreements reported on a net basis in the Company's consolidated financial statements.

(P) Transfers of Financial Assets: The Company enters into transactions whereby it transfers financial assets to third parties. Upon such a transfer of financial assets, the Company will sometimes retain or acquire interests in the related assets. The Company evaluates transferred assets pursuant to ASC 860-10, Transfers of Financial Assets, or "ASC 860-10," which requires that a determination be made as to whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor's continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. When a transfer of financial assets does not qualify as a sale, ASC 860-10 requires the transfer to be accounted for as a secured borrowing with a pledge of collateral. ASC 860-10 is a standard that requires the Company to exercise significant judgment in determining whether a transaction should be recorded as a "sale" or a "financing."
(Q) Variable Interest Entities: VIEs are entities in which: (i) the equity investors do not have the characteristics of a controlling financial interest, or (ii) there is insufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties. Consolidation of a VIE is required by the entity that is deemed to be the primary beneficiary of the VIE. The Company evaluates all of its interests in VIEs for consolidation under ASC 810. The primary beneficiary is generally the party with both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant to the VIE.
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
The Company performs ongoing reassessments of (i) whether any entities previously evaluated have become VIEs, based on certain events, and therefore subject to assessment to determine whether consolidation is appropriate, and (ii) whether changes in the facts and circumstances regarding the Company's involvement with a VIE causes its consolidation conclusion regarding the VIE to change. See Note 11 and Note 15 for further information on the Company's consolidated VIEs.
The Company's maximum amount at risk is generally limited to the Company's investment in the VIE. The Company is generally not contractually required to provide and has not provided any form of financial support to the VIEs.
The Company holds beneficial interests in certain securitization trusts that are considered VIEs. The beneficial interests in these securitization trusts are represented by certificates issued by the trusts. The securitization trusts have been structured as pass-through entities that receive principal and interest payments on the underlying collateral and distribute those payments to the certificate holders, which include both third-party investors and the Company. The certificates held by the Company typically include some or all of the most subordinated tranches. The assets held by the trusts are restricted in that they can only be used to fulfill the obligations of the related trust. In certain cases, the design and structure of the securitization trust is such that the Company effectively retains control of the assets as well as the activities that most significantly impact the economic performance of the trust. In such cases, the Company is determined to be the primary beneficiary, and the Company consolidates the trust and all intercompany transactions are eliminated in consolidation. In cases where the Company does not effectively retain control of the assets of, or have the power to direct the activities that most significantly impact the economic performance of, the related trust, it does not consolidate the trust. See Note 12 for further discussion of the Company's securitization trusts.

(R) Offering Costs/Underwriters' Discount: Offering costs and underwriters' discount are generally charged against stockholders' equity upon the completion of a capital raise. Offering costs typically include legal, accounting, and other fees associated with the cost of raising capital.
(S) Debt Issuance Costs: Debt issuance costs associated with debt for which the Company has elected the FVO are expensed at the issuance of the debt, and are included in Investment related expenses—Other on the Consolidated Statement of Operations. Costs associated with the issuance of debt for which the Company has not elected the FVO are deferred and amortized over the life of the debt, which approximates the effective interest rate method, and are included in Interest expense on the Consolidated Statement of Operations. Deferred debt issuance costs are presented on the Consolidated Balance Sheet as a direct deduction from the related debt liability, unless such deferred debt issuance costs are associated with borrowing facilities that are expected to have a future benefit, such as giving the Company the ability to access additional borrowings over the contractual term of the debt, in which case such deferred debt issuance costs are included in Other assets on the Consolidated Balance Sheet. Debt issuance costs include legal and accounting fees, purchasers' or underwriters' discount, as well as other fees associated with the cost of the issuance of the related debt.
(T) Expenses: Expenses are recognized as incurred on the Consolidated Statement of Operations.
(U) Leases: Longbridge, the Company's consolidated subsidiary, leases office space under various operating lease agreements. The Company accounts for its leases under ASU 842, Leases, "ASC 842," using a right-of-use, or "ROU," model, which recognizes that, at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. For each lease with a term greater than one year the Company recognizes a ROU asset as well as a lease liability, which is included in Other assets and Accrued expenses and other liabilities, respectively, on its Consolidated Balance Sheet.
Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable, and as a result, the Company utilizes an incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments for a similar term. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
(V) Investment Related Expenses: Investment related expenses consist of expenses directly related to specific financial instruments. Such expenses generally include dividend expense on common stock sold short, servicing fees and corporate and escrow advances on mortgage and consumer loans, loan origination fees, and various other expenses and fees related directly to the Company's financial instruments. The Company has elected the FVO for its investments, and as a result all investment related expenses are expensed as incurred and included in Investment related expenses on the Consolidated Statement of Operations.
(W) Investment Related Receivables: Investment related receivables on the Company's Consolidated Balance Sheet includes receivables for securities sold and interest and principal receivable on securities and loans.
(X) Long Term Incentive Plan Units: Long term incentive plan units of the Operating Partnership ("OP LTIP Units") have been issued to certain Ellington personnel dedicated or partially dedicated to the Company, certain of the Company's directors, as well as the Manager. Costs associated with OP LTIP Units issued to dedicated or partially dedicated personnel, or to the Company's directors, are measured as of the grant date based on the Company's closing stock price on the New York Stock Exchange and are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. The vesting periods for OP LTIP Units are typically one year from issuance for non-executive directors, and are typically one year to two years from issuance for dedicated or partially dedicated personnel.
(Y) Non-controlling interests: Non-controlling interests include interests in the Operating Partnership represented by units convertible into shares of the Company's common stock ("Convertible Non-controlling Interests"). Convertible Non-controlling Interests include both the OP LTIP Units and those common units ("OP Units") of the Operating Partnership not held by the Company (collectively, the "Convertible Non-controlling Interest Units"). Non-controlling interests also include the interests of joint venture partners in certain of our consolidated subsidiaries. The joint venture partners' interests are not convertible into shares of the Company's common stock. The Company adjusts the Convertible Non-controlling Interests to align their carrying value with their share of total outstanding Operating Partnership units, including both the OP Units held by the Company and the Convertible Non-controlling Interests. Any such adjustments are reflected in Adjustment to non-controlling interests, on the Consolidated Statement of Changes in Equity. Non-controlling interests also include a minority ownership stake of Longbridge by employees of Longbridge. See Note 17 for further discussion of non-controlling interests.
(Z) Dividends: Dividends payable on shares of common stock and Convertible Non-controlling Interest Units are recorded on the declaration date.

(AA) Shares Repurchased: Shares of common stock that are repurchased by the Company subsequent to issuance are immediately retired upon settlement and decrease the total number of shares of common stock issued and outstanding. The cost of such repurchases is charged against Additional paid-in-capital on the Company's Consolidated Balance Sheet.
(AB) Earnings Per Share ("EPS"): Basic EPS is computed using the two class method by dividing net income (loss) after adjusting for the impact of Convertible Non-controlling Interests which are participating securities, by the weighted average number of shares of common stock outstanding calculated including Convertible Non-controlling Interests. Because the Company's Convertible Non-controlling Interests are participating securities, they are included in the calculation of both basic and diluted EPS.
(AC) Foreign Currency: The functional currency of the Company is U.S. dollars. Assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at current exchange rates at the following dates: (i) assets, liabilities, and unrealized gains/losses—at the valuation date; and (ii) income, expenses, and realized gains/losses—at the accrual/transaction date. The Company isolates the portion of realized and change in unrealized gain (loss) resulting from changes in foreign currency exchange rates on investments and financial derivatives from the fluctuations arising from changes in fair value of investments and financial derivatives held. Changes in realized and change in unrealized gain (loss) due to foreign currency are included in Other, net, on the Consolidated Statement of Operations.
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
(AD) Income Taxes: The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company is generally not subject to corporate-level federal and state income tax on net income it distributes to its stockholders within the prescribed timeframes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including distributing at least 90% of its annual taxable income to stockholders. Even if the Company qualifies as a REIT, it may be subject to certain federal, state, local and foreign taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state, and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which the Company fails to qualify as a REIT.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is more than 50% likely to be realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or its open tax years (2019, 2020, 2021, and 2022). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and its open tax years. The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. The Company recognizes interest and penalties, if any, related to uncertain tax positions, as income tax expense included in Income tax expense (benefit) on the Consolidated Statement of Operations.
(AE) Business Combinations: In accordance with ASC 805, Business Combinations ("ASC 805"), the Company applies the acquisition method to transactions in which it obtains control over one or more other businesses. Assets acquired and liabilities assumed are measured at fair value as of the acquisition date. Goodwill is recognized if the consideration transferred exceeds the fair value of the net assets acquired. Alternatively, a bargain purchase gain is recognized if the fair value of the net assets acquired exceeds the consideration transferred.
3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of December 31, 2022 and 2021:
December 31, 2022:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$961,236	$7,027	$968,263
Non-Agency RMBS	—	129,676	132,502	262,178
CMBS	—	5,604	12,649	18,253
CLOs	—	6,463	24,598	31,061
Asset-backed securities, backed by consumer loans	—	—	73,644	73,644
Corporate debt securities	—	—	7,533	7,533
Corporate equity securities	—	—	11,111	11,111
U.S. Treasury securities	—	87,422	—	87,422
Loans, at fair value:
Residential mortgage loans	—	—	3,115,518	3,115,518
Commercial mortgage loans	—	—	404,324	404,324
Consumer loans	—	—	4,843	4,843
Corporate loans	—	—	4,086	4,086
Reverse mortgage loans	—	—	8,097,237	8,097,237
MSRs, at fair value	—	—	8,108	8,108
Servicing asset, at fair value	—	—	999	999
Loan commitments, at fair value	—	—	3,060	3,060
Investment in unconsolidated entities, at fair value	—	—	127,046	127,046
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	76	76
Credit default swaps on asset-backed indices	—	3,366	—	3,366
Credit default swaps on corporate bond indices	—	83	—	83
Interest rate swaps	—	117,022	—	117,022
TBAs	—	7,985	—	7,985
Warrants	—	1,137	—	1,137
Futures	2,772	—	—	2,772
Forwards	—	77	—	77
Total assets	$2,772	$1,320,071	$12,034,361	$13,357,204

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(209,203)	$—	$(209,203)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(33)	—	(33)
Credit default swaps on corporate bonds	—	(259)	—	(259)
Credit default swaps on corporate bond indices	—	(1,513)	—	(1,513)
Interest rate swaps	—	(50,290)	—	(50,290)
TBAs	—	(2,007)	—	(2,007)
Futures	(96)	—	—	(96)
Other secured borrowings, at fair value	—	—	(1,539,881)	(1,539,881)
HMBS-related obligations, at fair value	—	—	(7,787,155)	(7,787,155)
Senior notes, at fair value	—	—	(191,835)	(191,835)
Total liabilities	$(96)	$(263,305)	$(9,518,871)	$(9,782,272)
December 31, 2021:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$1,686,906	$9,710	$1,696,616
Non-Agency RMBS	—	81,666	134,888	216,554
CMBS	—	12,509	13,134	25,643
CLOs	—	35,651	26,678	62,329
Asset-backed securities, backed by consumer loans	—	—	73,108	73,108
Corporate debt securities	—	356	5,198	5,554
Corporate equity securities	—	—	7,556	7,556
Loans, at fair value:
Residential mortgage loans	—	—	2,016,228	2,016,228
Commercial mortgage loans	—	—	326,197	326,197
Consumer loans	—	—	62,365	62,365
Corporate loans	—	—	10,531	10,531
Investment in unconsolidated entities, at fair value	—	—	195,643	195,643
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	303	303
Credit default swaps on asset-backed indices	—	1,751	—	1,751
Credit default swaps on corporate bond indices	—	156	—	156
Interest rate swaps	—	13,993	—	13,993
TBAs	—	1,229	—	1,229
Options	—	278	—	278
Warrants	—	706	—	706
Futures	478	—	—	478
Total assets	$478	$1,835,201	$2,881,539	$4,717,218

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(120,525)	$—	$(120,525)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(39)	—	(39)
Credit default swaps on corporate bonds	—	(99)	—	(99)
Credit default swaps on corporate bond indices	—	(1,870)	—	(1,870)
Interest rate swaps	—	(9,098)	—	(9,098)
TBAs	—	(909)	—	(909)
Futures	(75)	—	—	(75)
Forwards	—	(208)	—	(208)
Other secured borrowings, at fair value	—	—	(984,168)	(984,168)
Total liabilities	$(75)	$(132,748)	$(984,168)	$(1,116,991)
The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2022 and 2021:
December 31, 2022:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$59,831	Market Quotes	Non Binding Third-Party Valuation	$0.45	$159.91	$69.79
	72,671	Discounted Cash Flows
	132,502		Yield(1)	—%	95.7%	12.1%
			Projected Collateral Prepayments	—%	100.0%	52.0%
			Projected Collateral Losses	—%	97.4%	16.5%
			Projected Collateral Recoveries	—%	69.5%	15.4%
Non-Agency CMBS	12,080	Market Quotes	Non Binding Third-Party Valuation	$5.54	$69.07	$38.37
	569	Discounted Cash Flows
	12,649		Yield	9.4%	17.5%	12.7%
			Projected Collateral Losses	1.2%	39.8%	5.8%
			Projected Collateral Recoveries	60.2%	96.5%	92.8%
CLOs	17,925	Market Quotes	Non Binding Third-Party Valuation	$3.96	$92.00	$57.94
	6,673	Discounted Cash Flows
	24,598		Yield(2)	13.2%	36.1%	23.3%
Agency interest only RMBS	2,358	Market Quotes	Non Binding Third-Party Valuation	$11.83	$20.44	$16.54
	4,669	Option Adjusted Spread ("OAS")
	7,027		LIBOR OAS(3)(4)	57	4,217	554
			Projected Collateral Prepayments	23.2%	100.0%	55.3%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
ABS backed by consumer loans	73,644	Discounted Cash Flows	Yield	6.7%	27.9%	13.5%
			Projected Collateral Prepayments	0.0%	18.3%	14.4%
			Projected Collateral Losses	0.6%	35.2%	21.3%
Corporate debt and equity	18,644	Discounted Cash Flows	Yield	0.0%	49.6%	16.4%
Performing and re-performing residential mortgage loans	1,416,951	Discounted Cash Flows	Yield	0.5%	53.5%	8.7%
Securitized residential mortgage loans(5)(6)	1,539,170	Market Quotes	Non Binding Third-Party Valuation	$0.54	$98.22	$86.45
	125,900	Discounted Cash Flows
	1,665,070		Yield	4.4%	40.8%	8.3%
Non-performing residential mortgage loans	33,497	Discounted Cash Flows	Yield	3.7%	79.6%	13.7%
			Recovery Amount	1.5%	220.6%	21.4%
			Months to Resolution	3.0	105.6	16.8
Performing commercial mortgage loans	386,741	Discounted Cash Flows	Yield	5.2%	16.5%	10.5%
Non-performing commercial mortgage loans	17,583	Discounted Cash Flows	Yield	23.0%	25.1%	24.8%
			Recovery Amount	100.0%	100.5%	100.4%
			Months to Resolution	1.8	5.8	2.3
Consumer loans	4,843	Discounted Cash Flows	Yield	10.6%	28.2%	17.6%
			Projected Collateral Prepayments	0.1%	21.7%	12.2%
			Projected Collateral Losses	0.4%	61.2%	13.2%
Corporate loans	4,086	Discounted Cash Flows	Yield	6.0%	13.0%	7.1%
Reverse Mortgage Loans—HECM	7,993,635	Discounted Cash Flows	Yield	4.2%	6.3%	5.2%
			Conditional Prepayment Rate	1.8%	44.6%	9.8%
Reverse Mortgage Loans—Proprietary	103,602	Discounted Cash Flows	Yield	6.5%	8.6%	8.1%
			Conditional Prepayment Rate	11.0%	37.1%	13.8%
MSRs	8,108	Discounted Cash Flows	Yield	12.0%	12.0%	12.0%
			Conditional Prepayment Rate	11.0%	37.1%	14.7%
Servicing Asset	999	Discounted Cash Flows	Yield	11.7%	11.7%	11.7%
Loan Commitments	3,060	Discounted Cash Flows	Pull-through rate	56.2%	100.0%	73.7%
			Cost to originate	2.4%	7.1%	4.4%
Investment in unconsolidated entities—Loan origination entities	37,099	Enterprise Value	Equity Price-to-Book(7)	1.0x	1.8x	1.1x
Investment in unconsolidated entities—Other	88,905	Enterprise Value	Net Asset Value	n/a	n/a	n/a
Investment in unconsolidated entities—Loan origination-related entities	1,042	Recent Transactions	Transaction Price	n/a	n/a	n/a
	127,046

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Credit default swaps on asset-backed securities	76	Net Discounted Cash Flows	Projected Collateral Prepayments	22.9%	22.9%	22.9%
			Projected Collateral Losses	8.6%	8.6%	8.6%
			Projected Collateral Recoveries	12.3%	12.3%	12.3%
Other secured borrowings, at fair value(4)	(1,539,881)	Market Quotes	Non Binding Third-Party Valuation	$54.94	$98.22	$87.34
			Yield	3.7%	8.5%	6.9%
			Projected Collateral Prepayments	93.3%	96.3%	94.5%
HMBS-related obligations, at fair value	(7,787,155)	Discounted Cash Flows	Yield	4.1%	6.1%	5.1%
			Conditional Prepayment Rate	7.3%	36.7%	9.8%
Senior notes, at fair value	(191,835)	Market Quotes	Non Binding Third-Party Valuation	$91.35	$91.35	$91.35
(1)For the range minimum, the range maximum, and the weighted average yield, excludes non-Agency RMBS with a negative yield, with a total fair value of $0.2 million. Including these securities the weighted average yield was 11.9%.
(2)For the range minimum, the range maximum, and the weighted average yield, excludes CLOs with a negative yield, with a total fair value of $0.6 million. Including these securities the weighted average yield was 22.3%.
(3)Shown in basis points.
(4)For range minimum, range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $0.6 million. Including these securities the weighted average was 437 basis points.
(5)Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(6)Includes $9.0 million of non-performing securitized residential mortgage loans.
(7)Represents an estimation of where market participants might value an enterprise on a price-to-book basis. For the range minimum, the range maximum, and the weighted average yield, excludes investment in unconsolidated entity with a total fair value of $7.3 million. Including such investment the weighted average price-to-book ratio was 3.2x.
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

The tables below includes a roll-forward of the Company's financial instruments for the years ended December 31, 2022, 2021, and 2020 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Year Ended December 31, 2022

(In thousands)	Beginning Balance as of December 31, 2021	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2022
Assets:
Securities, at fair value:
Agency RMBS	$9,710	$(1,963)	$(130)	$(1,169)	$3,132	$(1,442)	$3,024	$(4,135)	$7,027
Non-Agency RMBS	134,888	993	37	(13,934)	77,994	(35,522)	13,235	(45,189)	132,502
CMBS	13,134	120	3,050	(2,807)	620	(5,297)	3,829	—	12,649
CLOs	26,678	(1,884)	6,245	(2,825)	—	(13,628)	15,178	(5,166)	24,598
Asset-backed securities backed by consumer loans	73,108	(5,865)	(36)	(11,771)	62,348	(44,140)	—	—	73,644
Corporate debt securities	5,198	—	1,362	(1,514)	13,577	(11,090)	—	—	7,533
Corporate equity securities	7,556	—	880	(456)	5,768	(2,637)	—	—	11,111
Loans, at fair value:
Residential mortgage loans	2,016,228	(13,607)	(18,124)	(335,384)	2,754,030	(1,287,625)	—	—	3,115,518
Commercial mortgage loans	326,197	—	22	(2,156)	428,568	(348,307)	—	—	404,324
Consumer loans	62,365	(3,070)	(2,145)	427	11,948	(64,682)	—	—	4,843
Corporate loan	10,531	—	(1,000)	(46)	3,040	(8,439)	—	—	4,086
Reverse mortgage loans(3)	—	—	(197)	200,741	8,143,368	(246,675)	—	—	8,097,237
MSRs, at fair value(3)	—	—	—	(66)	8,174	—	—	—	8,108
Servicing asset, at fair value	—	—	—	35	964	—	—	—	999
Loan commitments, at fair value	—	—	—	(30)	3,090	—	—	—	3,060
Investments in unconsolidated entities, at fair value	195,643	—	14,712	(78,326)	257,731	(262,714)	—	—	127,046
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	303	—	(855)	615	13	—	—	—	76
Total assets, at fair value	$2,881,539	$(25,276)	$3,821	$(248,666)	$11,774,365	$(2,332,198)	$35,266	$(54,490)	$12,034,361
Liabilities:
Other secured borrowings, at fair value	(984,168)	(802)	—	258,140	312,359	(1,125,410)	—	—	(1,539,881)
Senior notes, at fair value	—	—	—	18,165	—	(210,000)	—	—	(191,835)
HMBS-related obligations	—	—	—	(162,381)	248,453	(7,873,227)	—	—	(7,787,155)
Total liabilities, at fair value	$(984,168)	$(802)	$—	$113,924	$560,812	$(9,208,637)	$—	$—	$(9,518,871)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
(3)Change in net unrealized gain (loss) represents the net change in fair value which can include interest income and realized and unrealized gains and losses.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2022, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2022. For Level 3 financial instruments held by the Company at December 31, 2022, change in net unrealized gain (loss) of $(38.3) million, $(136.1) million, $(66) thousand, $35 thousand, $(30) thousand, $(36.1) million, $0.6 million, $258.1 million, $18.2 million, and $(162.4) million for the year ended December 31, 2022 relate to securities, loans, MSRs, servicing asset, loan commitments, investments in unconsolidated entities, financial derivatives–assets, other secured borrowings, senior notes, and HMBS-related obligations, respectively.

At December 31, 2022, the Company transferred $54.5 million of assets from Level 3 to Level 2 and $35.3 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
Year Ended December 31, 2021

(In thousands)	Beginning Balance as of December 31, 2020	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2021
Assets:
Securities, at fair value:
Agency RMBS	$11,663	$(3,565)	$882	$(1,924)	$2,889	$(1,533)	$3,683	$(2,385)	$9,710
Non-Agency RMBS	127,838	2,484	3,363	(3,735)	51,099	(49,406)	8,181	(4,936)	134,888
CMBS	63,148	434	4,329	5,000	902	(60,449)	389	(619)	13,134
CLOs	111,100	(1,580)	935	18,843	104	(78,892)	1,544	(25,376)	26,678
Asset-backed securities backed by consumer loans	44,925	(5,537)	(1,881)	(2,122)	77,713	(39,990)	—	—	73,108
Corporate debt securities	4,082	—	1,818	212	4,224	(5,138)	—	—	5,198
Corporate equity securities	1,590	—	324	1,783	5,829	(1,970)	—	—	7,556
Loans, at fair value:
Residential mortgage loans	1,187,069	(13,746)	(423)	(20,204)	1,546,371	(682,839)	—	—	2,016,228
Commercial mortgage loans	213,031	(8)	304	(271)	403,078	(289,937)	—	—	326,197
Consumer loans	47,525	(7,633)	(1,415)	(5)	58,010	(34,117)	—	—	62,365
Corporate loan	5,855	—	—	—	11,334	(6,658)	—	—	10,531
Investment in unconsolidated entities, at fair value	141,620	—	5,510	52,594	168,757	(172,838)	—	—	195,643
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	347	—	34	(44)	15	(49)	—	—	303
Total return swaps	9	—	170	(9)	—	(170)	—	—	—
Total assets, at fair value	$1,959,802	$(29,151)	$13,950	$50,118	$2,330,325	$(1,423,986)	$13,797	$(33,316)	$2,881,539
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$(484)	$—	$(1,427)	$484	$1,427	$—	$—	$—	$—
Other secured borrowings, at fair value(3)	(754,921)	—	—	15,843	583,874	(828,964)	—	—	(984,168)
Total liabilities, at fair value	$(755,405)	$—	$(1,427)	$16,327	$585,301	$(828,964)	$—	$—	$(984,168)
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

The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	As of
	December 31, 2022		December 31, 2021
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$217,053	$217,053	$92,661	$92,661
Restricted cash	4,816	4,816	175	175
Due from brokers	36,761	36,761	93,549	93,549
Reverse repurchase agreements	226,444	226,444	123,250	123,250
Liabilities:
Repurchase agreements	2,609,685	2,609,685	2,469,763	2,469,763
Other secured borrowings	276,058	276,058	96,622	96,622
Senior notes, net	—	—	86,249	85,802
Due to brokers	34,507	34,507	2,233	2,233
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

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of December 31, 2022 and 2021.
December 31, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$140,409	$4,613	$145,022	$—	$(14,892)	$130,130	2.59%	1.73%	4.30
20-year fixed-rate mortgages	7,253	380	7,633	—	(1,301)	6,332	2.41%	1.57%	6.95
30-year fixed-rate mortgages	846,582	20,961	867,543	228	(89,105)	778,666	3.54%	3.12%	8.57
Adjustable rate mortgages	6,410	581	6,991	—	(737)	6,254	3.41%	2.20%	4.79
Reverse mortgages	29,658	3,511	33,169	—	(3,180)	29,989	3.50%	2.60%	4.84
Interest only securities	n/a	n/a	17,365	1,179	(1,652)	16,892	1.36%	10.11%	5.32
Non-Agency RMBS	388,304	(130,167)	258,137	5,228	(24,475)	238,890	4.33%	7.29%	5.74
CMBS	38,996	(17,722)	21,274	287	(6,992)	14,569	2.54%	8.43%	8.33
Non-Agency interest only securities	n/a	n/a	24,588	3,566	(1,182)	26,972	0.18%	14.21%	7.65
CLOs	n/a	n/a	45,240	3,217	(17,396)	31,061	2.16%	9.37%	3.06
ABS backed by consumer loans	115,604	(28,282)	87,322	278	(13,956)	73,644	11.87%	13.42%	1.21
Corporate debt	30,872	(23,337)	7,535	551	(553)	7,533	—%	—%	2.16
Corporate equity	n/a	n/a	9,799	2,941	(1,629)	11,111	n/a	n/a	n/a
U.S. Treasury securities	88,699	640	89,339	—	(1,917)	87,422	3.58%	3.46%	7.06
Total Long	1,692,787	(168,822)	1,620,957	17,475	(178,967)	1,459,465	1.59%	4.70%	6.93
Short:
U.S. Treasury securities	(200,850)	6,132	(194,718)	10,025	(731)	(185,424)	2.18%	2.60%	5.16
European sovereign bonds	(25,320)	(1,508)	(26,828)	3,049	—	(23,779)	0.01%	0.04%	2.17
Total Short	(226,170)	4,624	(221,546)	13,074	(731)	(209,203)	1.94%	2.29%	4.82
Total	$1,466,617	$(164,198)	$1,399,411	$30,549	$(179,698)	$1,250,262	1.58%	4.41%	6.67
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
The following tables detail weighted average life of the Company's Agency RMBS as of December 31, 2022 and 2021.
December 31, 2022:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$20,547	$21,976	3.57%	$2,202	$2,501	0.90%
Greater than three years and less than seven years	242,472	267,229	3.46%	11,081	11,343	1.58%
Greater than seven years and less than eleven years	685,742	768,041	3.38%	3,345	3,207	1.94%
Greater than eleven years	2,610	3,112	2.72%	264	314	0.68%
Total	$951,371	$1,060,358	3.40%	$16,892	$17,365	1.36%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of December 31, 2022 and 2021.
December 31, 2022:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$81,122	$84,695	3.66%	$4,347	$3,913	0.15%	$96,371	$120,086	5.42%
Greater than three years and less than seven years	109,722	115,716	5.41%	3,723	4,247	1.47%	53,804	59,754	3.69%
Greater than seven years and less than eleven years	36,179	44,611	3.05%	18,902	16,428	0.16%	49,485	49,596	4.01%
Greater than eleven years	26,436	34,389	3.53%	—	—	—%	—	—	—%
Total	$253,459	$279,411	4.17%	$26,972	$24,588	0.18%	$199,660	$229,436	4.91%
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

The following table details the components of interest income by security type for the years ended December 31, 2022, 2021, and 2020:

	Year Ended
(In thousands)	December 31, 2022			December 31, 2021			December 31, 2020
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$50,032	$(10,410)	$39,622	$58,495	$(24,642)	$33,853	$59,987	$(31,975)	$28,012
Non-Agency RMBS and CMBS	18,887	267	19,154	13,987	3,423	17,410	15,257	5,775	21,032
CLOs	5,963	(1,605)	4,358	10,701	(1,035)	9,666	14,103	3,529	17,632
Other securities(1)	20,665	(5,876)	14,789	17,332	(5,538)	11,794	11,545	(4,986)	6,559
Total	$95,547	$(17,624)	$77,923	$100,515	$(27,792)	$72,723	$100,892	$(27,657)	$73,235
(1)Other securities includes ABS backed by consumer loans, corporate debt securities, and U.S. Treasury securities.
For the years ended December 31, 2022, 2021, and 2020 the Catch-Up Premium Amortization Adjustment was $4.1 million, $1.3 million, and $(4.5) million, respectively.
The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the years ended December 31, 2022, 2021, and 2020.

	Year Ended
(In thousands)	December 31, 2022
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$1,090,180	$2,159	$(100,959)	$(98,800)
Non-Agency RMBS and CMBS	30,171	6,907	(2,707)	4,200
CLOs	18,259	7,597	(747)	6,850
Other securities(3)	326,008	4,294	(1,661)	2,633
Total	$1,464,618	$20,957	$(106,074)	$(85,117)
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(6.0) million for the year ended December 31, 2022, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
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

The following tables present the fair value and gross unrealized losses of our long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost bases, by length of time that such securities have been in an unrealized loss position at December 31, 2022 and 2021.
December 31, 2022:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$577,047	$(51,817)	$326,223	$(57,564)	$903,270	$(109,381)
Non-Agency RMBS and CMBS	46,644	(5,205)	26,194	(4,959)	72,838	(10,164)
CLOs	6,035	(466)	12,212	(3,488)	18,247	(3,954)
Other securities(1)	90,523	(2,855)	726	(693)	91,249	(3,548)
Total	$720,249	$(60,343)	$365,355	$(66,704)	$1,085,604	$(127,047)
(1)Other securities includes corporate debt and equity securities.
December 31, 2021:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$1,083,017	$(15,190)	$39,124	$(1,815)	$1,122,141	$(17,005)
Non-Agency RMBS and CMBS	11,296	(802)	4,462	(1,850)	15,758	(2,652)
CLOs	624	(14)	1,302	(2,749)	1,926	(2,763)
Total	$1,094,937	$(16,006)	$44,888	$(6,414)	$1,139,825	$(22,420)
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of December 31, 2022 and 2021, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $35.1 million and $17.5 million, respectively, related to adverse changes in estimated future cash flows on its securities. Certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such securities. As of December 31, 2021, the estimated credit losses on such securities was $0.3 million; there were no estimated credit losses on such securities at December 31, 2022.
The Company has determined for certain securities that a portion of such securities cost basis is not collectible. For the years ended December 31, 2022, 2021, and 2020, the Company recognized realized losses on these securities of $(6.0) million, $(3.3) million, and $(17.7) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, corporate, and reverse mortgage loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of December 31, 2022 and 2021:

	As of
(In thousands)	December 31, 2022		December 31, 2021
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$3,404,544	$3,115,518	$1,969,874	$2,016,228
Commercial mortgage loans	406,721	404,324	326,438	326,197
Consumer loans	5,190	4,843	59,881	62,365
Corporate loans	4,132	4,086	10,531	10,531
Reverse mortgage loans	7,788,490	8,097,237	—	—
Total	$11,609,077	$11,626,008	$2,366,724	$2,415,321

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
The following table provides details, by loan type, for residential and commercial mortgage and consumer loans that are 90 days or more past due as of December 31, 2022 and 2021:

	As of
	December 31, 2022		December 31, 2021
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$50,994	$47,022	$36,528	$33,288
Commercial mortgage loans	17,656	17,583	15,500	15,462
Consumer loans	170	145	600	589
Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of December 31, 2022 and 2021.
December 31, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$3,225,997	$43,806	$3,269,803	$2,143	$(327,316)	$2,944,630	6.39%	5.97%	3.57
Residential mortgage loans, held-for-sale	178,547	311	178,858	464	(8,434)	170,888	6.68	6.44%	3.99
Total residential mortgage loans	$3,404,544	$44,117	$3,448,661	$2,607	$(335,750)	$3,115,518	6.41%	5.99%	3.59
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.665 billion of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $(291.7) million of gross unrealized losses. See Residential Mortgage Loan Securitizations in Note 12 for additional information.
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
(2)Includes $1.042 billion of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $11.5 million and $(3.7) million of gross unrealized gains and gross unrealized losses, respectively. See Residential Mortgage Loan Securitizations in Note 12 for additional information.

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of December 31, 2022 and 2021:

Property Location by U.S. State	December 31, 2022	December 31, 2021
California	33.2%	40.2%
Florida	17.2%	14.9%
Texas	10.3%	11.9%
Utah	3.4%	2.9%
Arizona	3.1%	2.1%
North Carolina	2.8%	1.8%
Georgia	2.6%	1.5%
Pennsylvania	2.3%	0.9%
Tennessee	2.1%	1.6%
Massachusetts	1.9%	2.2%
Nevada	1.8%	1.9%
New Jersey	1.8%	1.1%
Colorado	1.7%	2.0%
Washington	1.7%	1.5%
Illinois	1.6%	2.0%
New York	1.4%	1.7%
Oregon	1.3%	1.8%
Ohio	1.1%	0.7%
Maryland	1.0%	0.7%
Connecticut	0.9%	1.2%
Other	6.8%	5.4%
	100.0%	100.0%
The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of December 31, 2022 and 2021.

	As of
	December 31, 2022		December 31, 2021
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$9,903	$8,836	$20,712	$20,611
Non-performing	49,144	45,110	33,949	30,806
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. As of December 31, 2022 and 2021, the Company had expected future credit losses related to adverse changes in estimated future cash flows, which it tracks for purposes of calculating interest income, of $23.7 million and $3.0 million, respectively, related to its residential mortgage loans. Certain of the Company's residential mortgage loans, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such loans; as of December 31, 2021, the estimated credit losses on such loans was $0.1 million; there were no estimated credit losses on such loans at December 31, 2022.
The Company has determined for certain of its residential mortgage loans that a portion of such loans' cost basis is not collectible. For the years ended December 31, 2021 and 2020, the Company recognized realized losses on these loans of $(33) thousand and $(0.8) million, respectively; no such realized losses were recognized during the year ended December 31, 2022. Such losses are reflected in Realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
As of December 31, 2022 and 2021, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $27.7 million and $8.1 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of December 31, 2022 and 2021:
December 31, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$406,721	$—	$406,721	$1	$(2,398)	$404,324	10.76%	10.66%	0.93
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $17.6 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of December 31, 2022 and 2021:

Property Location by U.S. State	December 31, 2022	December 31, 2021
Florida	20.5%	32.3%
Texas	13.4%	—%
New York	9.4%	13.5%
Arizona	9.0%	9.3%
New Jersey	6.2%	5.1%
Massachusetts	5.5%	—%
Michigan	5.5%	4.9%
Georgia	5.4%	—%
Illinois	4.6%	—%
Oklahoma	4.2%	—%
Ohio	3.8%	7.3%
North Carolina	3.7%	5.9%
Connecticut	2.2%	3.5%
New Hampshire	2.2%	3.5%
Louisiana	1.5%	—%
Pennsylvania	1.5%	—%
Rhode Island	1.0%	—%
Tennessee	—%	7.7%
Missouri	—%	7.0%
Other	0.4%	—%
	100.0%	100.0%
As of December 31, 2022, the Company had two non-performing commercial mortgage loans with an unpaid principal balance and fair value of $17.7 million and $17.6 million, respectively. As of December 31, 2021, the Company had one non-

performing commercial mortgage loan with an unpaid principal balance and fair value of $15.5 million and $15.5 million, respectively.
As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of December 31, 2022 and 2021, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $2.4 million and $0.3 million, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
The Company did not have any commercial mortgage loans in the process of foreclosure as of December 31, 2022 or 2021.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of December 31, 2022 and 2021:
December 31, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$5,190	$(43)	$5,147	$341	$(645)	$4,843	0.81	10
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
During the year ended December 31, 2022, the Company sold the majority of its performing consumer loans, with an unpaid principal balance of $47.7 million, to a securitization trust; see Note 12, Participation in Multi-Seller Consumer Loan Securitization. This sale resulted in a significant reduction in the size of the Company's consumer loan portfolio as of December 31, 2022 as compared to December 31, 2021.
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of December 31, 2022 and 2021.

Days Past Due	December 31, 2022	December 31, 2021
Current	90.3%	96.0%
30-59 Days	4.2%	1.7%
60-89 Days	2.3%	1.3%
90-119 Days	3.1%	1.0%
>120 Days	0.1%	—%
	100.0%	100.0%
During the years ended December 31, 2022, 2021, and 2020, the Company charged off $3.0 million, $3.6 million, and $20.9 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of December 31, 2022 and 2021, the Company held charged-off consumer loans with an aggregate fair value of $0.2 million and $0.3 million, respectively, for which the Company has determined that it is probable the servicer will be able to collect principal and interest.

As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of December 31, 2022 and 2021, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.5 million and $1.3 million, respectively, on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the years ended December 31, 2022, 2021, and 2020, the Company recognized realized losses on these loans of $(2.1) million, $(1.4) million, and $(3.2) million, respectively.
Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of December 31, 2022 and 2021:
December 31, 2022:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$4,132	$4,086	5.47%	2.74
(1)See Note 23 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2021:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$10,531	$10,531	16.14%	4.01
(1)See Note 23 for further details on the Company's unfunded commitments related to certain of its corporate loans.
Reverse Mortgage Loans
The table below details certain information regarding the Company's reverse mortgage loans as of December 31, 2022. No such loans were held at December 31, 2021.

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans collateralizing HMBS	$7,577,139	$7,873,964	5.80%	4.99
Unsecuritized HECM loans	110,911	119,671	6.53%	7.15
Total reverse mortgage loans, held-for-investment	7,688,050	7,993,635	5.81%	5.02
Reverse mortgage loans, held-for-sale	100,440	103,602	10.35%	17.63
Total reverse mortgage loans	$7,788,490	$8,097,237	5.87%	5.18
As of December 31, 2022, the Company had $267.0 million in unpaid principal balance of inactive reverse mortgage loans, of which $265.9 million related to HECM loans and the remainder was related to proprietary reverse mortgage loans.

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's reverse mortgage loans as a percentage of total outstanding unpaid principal balance, as of December 31, 2022.

Property Location by U.S. State	December 31, 2022
California	31.5%
Florida	9.1%
Colorado	6.4%
Arizona	5.7%
Washington	4.9%
Utah	4.5%
Texas	4.0%
Oregon	2.8%
Massachusetts	2.4%
Idaho	2.3%
New York	2.2%
Nevada	2.1%
North Carolina	1.9%
Virginia	1.7%
Ohio	1.5%
Maryland	1.4%
New Jersey	1.4%
South Carolina	1.4%
Georgia	1.3%
Pennsylvania	1.2%
Tennessee	1.1%
Other	9.2%
100.0%
6. Mortgage Servicing Rights
Certain of the reverse mortgage loans originated by the Company are ineligible for inclusion in HMBS, and are not guaranteed by FHA ("Proprietary reverse mortgage loans"). The Company has entered into a Sale and Servicing Agreement (the "Sale and Servicing Agreement) with a third party (the "Proprietary Loan Purchaser") whereby the Company originated reverse mortgage loans based on specific proprietary criteria and committed to sell such loans to the Proprietary Loan Purchaser. Upon the sale of such loans to the Proprietary Loan Purchaser, the Company retained the rights and obligations of servicing such loans and an MSR asset was recorded.
As of December 31, 2022, the Company was servicing a portfolio of Proprietary reverse mortgage loans with an unpaid principal balance of $774.6 million, and the fair value of the related MSRs was $8.1 million. The Company did not hold MSRs as of December 31, 2021 or 2020.
The value of these MSRs is driven by the net cash flows associated with servicing activities, which include contractually specified servicing fees, late fees, and other ancillary servicing revenue. The Company recognized income of $0.4 million related to its MSRs for the year ended December 31, 2022, which is included in Other (net) on the Consolidated Statement of Operations.
7. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of December 31, 2022 and 2021, the Company's investments in unconsolidated entities had an aggregate fair value of $127.0 million and $195.6 million, respectively, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the years ended December 31, 2022, 2021, and 2020, the Company recognized $(63.6) million, $58.1 million, and $37.9 million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Consolidated Statement of Operations. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of December 31, 2022 and 2021, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $82.4 million and $63.9 million, respectively.
The following table provides details about the Company's investments in unconsolidated entities as of December 31, 2022 and 2021:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	December 31, 2022	December 31, 2021
Loan Originators:
Longbridge Financial, LLC(1)(2)	Preferred shares	n/a	49.6%
LendSure Mortgage Corp.(1)(3)	Common shares	49.9%	49.9%
Other(1)	Various	24.7%–80.0%	31.5%–80.0%
Co-investments with Ellington affiliate(s)(1):
Elizon DB 2015-1 LLC(4)(5)	Membership Interest	14.6%	3.4%
Elizon NM CRE 2020-1 LLC(4)(6)	Membership Interest	20.2%	20.5%
Elizon CH CRE 2021-1 LLC(4)(7)	Membership Interest	34.2%	30.5%
Elizon NAT CRE 2021-1 LLC(4)(8)	Membership Interest	15.5%	—%
Other(4)	Membership Interest	—%	16.8%
Equity investments in securitization-related risk retention vehicles(9)	Membership Interest	24.6%-84.5%	56.3%
Other:
Jepson Holdings Limited(1)(4)	Membership Interest	1.9%	19.6%
Other(1)(4)(10)	Various	9.9%–79.0%	8.0%–79.0%
(1)See Note 15 for additional details on the Company's related party transactions.
(2)On October 3, 2022, the Company acquired a controlling interest in Longbridge resulting in its consolidation by the Company. See Note 24 for additional details on the acquisition of Longbridge.
(3)Excludes investment in equity interests convertible into non-voting common shares; including such interests the Company's additional non-voting stake in the entity was 13.8% as of both December 31, 2022 and 2021. See Note 15 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(5)As discussed in Note 15 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 15) each consolidate their segregated silos of the Joint Entity (as defined in Note 15). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 62.4% and 47.5% as of December 31, 2022 and 2021, respectively.
(6)As discussed in Note 15 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 15) each consolidate their segregated silos of the Joint Entity (as defined in Note 15). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 54.2% and 31.0% as of December 31, 2022 and 2021, respectively.
(7)As discussed in Note 15 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 15) each consolidate their segregated silos of the Joint Entity (as defined in Note 15). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 57.4% and 44.8% as of December 31, 2022 and 2021, respectively.
(8)As discussed in Note 15 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 15) each consolidate their segregated silos of the Joint Entity (as defined in Note 15). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 66.6% as of December 31, 2022; the Company did not have an interest in this entity as of December 31, 2021.
(9)Includes interests in Consumer Risk Retention Vehicles, as defined in Note 12—Participation in Multi-Seller Consumer Loan Securitizations and Participated Risk Retention Vehicle, and Residential Loan JV, as defined in Note 12—Residential Mortgage Loan Securitizations. The Company has evaluated these entities and determined that they do not meet the definition of a VIE. The Company evaluated its interest in the entity under the voting interest model outlined in ASC 810, and has determined that the Company does not control these entities. As a result, the Company has not consolidated the entity. See Note 12 for additional details on the Company's securitization transactions.
(10)Includes interest in warehouse facilities; see Note 15—Participation in CLO Transactions, for additional details.
As of December 31, 2022 and 2021, the Company had non-controlling equity interests in various loan originators, including LendSure Mortgage Corp., or "LendSure," a mortgage loan originator. The Company's investment in LendSure was considered significant pursuant to Regulation S-X for the year ended December 31, 2021. As a result the audited financial statements of LendSure for the year ended December 31, 2021 are included in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022. For the years ended December 31, 2022, 2021, and 2020, the Company recognized $(18.9) million, $30.0 million, and $3.9 million, respectively, of unrealized gains (losses) from its investment in

LendSure, which is included in Earnings (losses) from investments in unconsolidated entities on the Consolidated Statement of Operations. As of December 31, 2022 and 2021, the fair value of the Company's investment in LendSure was $26.7 million and $45.5 million, respectively, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
The following table(1) provides a summary of the combined financial position of the unconsolidated entities in which the Company has an investment, excluding LendSure and Longbridge, as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(In thousands)
Assets
Investments in securities, loans, and REO(2)	$938,395	$424,203
Other assets	183,312	40,554
Total assets	$1,121,707	$464,757
Liabilities
Borrowings	$779,932	$307,725
Other liabilities	104,805	4,935
Total liabilities	884,737	312,660
Equity	236,970	152,097
Total liabilities and equity	$1,121,707	$464,757
(1)Longbridge's and LendSure's financial information has been excluded as they are considered significant pursuant to Regulation S-X for certain of the periods shown.
(2)Includes investments carried as the lower of cost or fair value as well as investments where the unconsolidated entity has elected the FVO.
The following table(1) provides a summary of the combined results of operations of the unconsolidated entities, in which the Company has an investment, excluding Longbridge and LendSure, for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020(1)
	(In thousands)
Net Interest Income
Interest income	$63,985	$53,400	$6,657
Interest expense	(22,514)	(5,078)	(1,967)
Total net interest income	41,471	48,322	4,690
Other Income (Loss)
Realized and unrealized gains (losses) on securities, loans, REO, and secured borrowings, at fair value, net	(35,527)	(35,814)	(16,020)
Other, net	33,839	12,304	5,379
Total other income (loss)	(1,688)	(23,510)	(10,641)
Total expenses	44,317	16,330	8,111
Net Income (Loss)	$(4,534)	$8,482	$(14,062)
(1)Longbridge's and LendSure's financial information has been excluded as they are considered significant pursuant to Regulation S-X for certain of the periods shown.

8. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the years ended December 31, 2022, 2021, and 2020:

	Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
	Number of Properties	Carrying Value	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)		(In thousands)
Beginning Balance (December 31, 2021, 2020, and 2019, respectively)	7	$24,681	13	$23,598	15	$30,584
Transfers from mortgage loans	18	3,128	7	14,033	10	3,384
REO obtained at closing of Longbridge Transaction	85	8,511	—	—	—	—
Capital expenditures and other adjustments to cost		342		2,209		191
Adjustments to record at the lower of cost or fair value		(651)		(2,697)		(1,053)
Dispositions	(13)	(7,608)	(13)	(12,462)	(12)	(9,508)
Ending Balance (December 31, 2022, 2021, and 2020, respectively)	97	$28,403	7	$24,681	13	$23,598
During the year ended December 31, 2022, the Company sold thirteen REO properties, realizing a net gain (loss) of approximately $0.5 million. During the year ended December 31, 2021, the Company sold thirteen REO properties, realizing a net gain (loss) of approximately $1.7 million. During the year ended December 31, 2020, the Company sold twelve REO properties, realizing a net gain (loss) of approximately $15 thousand. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Consolidated Statement of Operations. As of December 31, 2022 and 2021 all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $20.6 million and $23.9 million were measured at fair value on a non-recurring basis as of December 31, 2022 and 2021, respectively.

9. Financial Derivatives
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
The following table details the fair value of the Company's holdings of financial derivatives as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$—	$522
TBA securities sale contracts	7,985	707
Fixed payer interest rate swaps	116,768	11,871
Fixed receiver interest rate swaps	254	2,122
Credit default swaps on asset-backed securities	76	303
Credit default swaps on asset-backed indices	3,366	1,751
Credit default swaps on corporate bond indices	83	156
Options	—	278
Futures	2,772	478
Forwards	77	—
Warrants	1,137	706
Total financial derivatives–assets, at fair value	132,518	18,894
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(2,007)	(135)
TBA securities sale contracts	—	(774)
Fixed payer interest rate swaps	(1,408)	(6,567)
Fixed receiver interest rate swaps	(48,882)	(2,531)
Credit default swaps on asset-backed indices	(33)	(39)
Credit default swaps on corporate bonds	(259)	(99)
Credit default swaps on corporate bond indices	(1,513)	(1,870)
Futures	(96)	(75)
Forwards	—	(208)
Total financial derivatives–liabilities, at fair value	(54,198)	(12,298)
Total	$78,320	$6,596

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of December 31, 2022 and 2021:
December 31, 2022:

			Weighted Average
	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$664,398	$13,576	0.64%	4.51%	0.38
2024	817,850	17,326	3.03	4.35	1.55
2025	382,793	11,747	2.89	4.32	2.51
2026	100	12	0.79	4.41	3.58
2027	264,500	8,218	3.01	4.30	4.53
2028	114,119	14,230	1.44	4.37	5.49
2029	54,428	4,485	2.45	4.65	6.31
2030	68,300	5,763	2.30	4.36	7.39
2031	161,009	23,799	1.71	4.48	8.46
2032	236,277	10,161	2.98	4.30	9.63
2035	500	142	0.78	4.33	12.81
2036	1,100	267	1.45	4.67	13.13
2037	45,000	3,578	2.81	4.30	14.66
2040	500	171	0.90	4.33	17.82
2049	5,796	630	2.89	3.74	26.02
2050	500	203	0.98	4.33	27.82
2052	5,000	1,052	2.07	4.30	29.27
Total	$2,822,170	$115,360	2.27%	4.39%	3.47
December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$64,100	$(282)	0.99%	0.18%	0.18
2023	771,110	1,488	0.58	0.19	1.52
2024	314,762	3,685	0.43	0.16	2.23
2025	14,993	426	0.49	0.16	3.81
2026	30,625	481	0.89	0.15	4.48
2027	14,732	448	0.80	0.19	5.60
2028	149,524	470	1.33	0.17	6.55
2029	19,152	(801)	1.98	0.16	7.55
2030	9,585	291	1.09	0.18	8.23
2031	122,509	535	1.45	0.17	9.47
2035	500	38	0.78	0.08	13.81
2036	1,100	25	1.45	0.16	14.13
2040	500	45	0.90	0.08	18.82
2049	5,796	(1,599)	2.89	0.13	27.02
2050	500	54	0.98	0.08	28.82
Total	$1,519,488	$5,304	0.75%	0.18%	3.11

The following tables provide information about the Company's fixed receiver interest rate swaps as of December 31, 2022 and 2021:
December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$41,407	$(84)	4.74%	2.00%	0.22
2024	818,037	(25,569)	4.27	2.39	1.40
2025	328,775	(5,468)	4.30	3.48	2.84
2026	215,852	(11,312)	4.32	2.26	3.25
2027	311,007	(1,067)	4.30	3.67	4.89
2032	59,155	(4,596)	4.30	2.58	9.58
2035	500	(145)	4.30	0.74	12.81
2040	500	(175)	4.30	0.84	17.82
2050	500	(212)	4.30	0.90	27.82
Total	$1,775,733	$(48,628)	4.30%	2.79%	2.76
December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$53,974	$475	0.17%	1.85%	0.16
2023	241,407	(265)	0.15	0.73	1.69
2024	37,142	556	0.13	1.59	2.78
2026	105,040	(907)	0.18	1.10	4.72
2031	35,678	(114)	0.15	1.48	9.76
2035	500	(41)	0.05	0.74	13.81
2040	500	(50)	0.08	0.84	18.82
2050	500	(63)	0.08	0.90	28.82
Total	$474,741	$(409)	0.15%	1.06%	2.94

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of December 31, 2022 and December 31, 2021:

	As of
	December 31, 2022			December 31, 2021
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$253	$4	14.99	$484	$7	24.32
Credit default swaps on corporate bond indices	2,037	40	0.97	2,168	156	1.97
Short:
Credit default swaps on asset-backed securities	(220)	76	12.61	(910)	303	13.71
Credit default swaps on asset-backed indices	(58,004)	3,362	35.70	(13,947)	1,744	42.43
Credit default swaps on corporate bond indices	(1,498)	43	0.97	—	—	—
Liability:
Long:
Credit default swaps on asset-backed indices	65	(33)	26.48	89	(39)	27.41
Short:
Credit default swaps on asset-backed indices	—	—	—	(491)	—	24.42
Credit default swaps on corporate bonds	(16,400)	(259)	4.06	(3,400)	(99)	3.47
Credit default swaps on corporate bond indices	(165,006)	(1,513)	4.94	(21,183)	(1,870)	4.75
	$(238,773)	$1,720	12.35	$(37,190)	$202	19.10
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.
Futures
The following table provides information about the Company's long and short positions in futures as of December 31, 2022 and 2021:

	As of
	December 31, 2022			December 31, 2021
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Short Contracts:
U.S. Treasury futures	$(267,300)	$2,772	2.70	$(170,000)	$478	3.00
Liabilities:
Long Contracts:
U.S. Treasury futures	1,900	(65)	2.70	1,900	(36)	2.70
Short Contracts:
U.S. Treasury futures	(49,800)	(31)	3.00	(51,400)	(39)	2.70
Total, net	$(315,200)	$2,676	2.75	$(219,500)	$403	2.93

Options
The following table provides information about the Company's options contracts as of December 31, 2021. The Company did not hold any options contracts as of December 31, 2022.
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
Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
Description	Number of Shares Underlying Warrant(1)	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	3,105	$1,137	0.77	1,521	$706	2.17
(1)Excludes number of shares underlying warrant to purchase additional equity interest in a loan originator in which the Company currently holds an equity interest. The Company has the right to purchase 10% of the loan originator at the time of purchase for a pre-determined price. As of December 31, 2022, the fair value of the estimated fair value of such warrants was insignificant. Such warrants were not held at December 31, 2021.
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
As of December 31, 2022 and 2021, the Company had outstanding TBA purchase and sale contracts as follows:

	December 31, 2022				December 31, 2021
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$—	$—	$—	$—	$196,723	$196,119	$196,641	$522
Liabilities	163,127	157,096	155,089	(2,007)	76,500	76,468	76,333	(135)
	163,127	157,096	155,089	(2,007)	273,223	272,587	272,974	387
Sale contracts:
Assets	(691,568)	(652,049)	(644,064)	7,985	(416,168)	(439,438)	(438,731)	707
Liabilities	—	—	—	—	(497,214)	(512,675)	(513,449)	(774)
	(691,568)	(652,049)	(644,064)	7,985	(913,382)	(952,113)	(952,180)	(67)
Total TBA securities, net	$(528,441)	$(494,953)	$(488,975)	$5,978	$(640,159)	$(679,526)	$(679,206)	$320

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
Gains and losses on the Company's derivative contracts for the years ended December 31, 2022, 2021, and 2020 are summarized in the tables below:

		Year Ended December 31, 2022
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(1)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$4,514	$21,549	$26,063	$4,134	$46,989	$51,123
Credit default swaps on asset-backed securities	Credit		(855)	(855)		615	615
Credit default swaps on asset-backed indices	Credit		(277)	(277)		982	982
Credit default swaps on corporate bond indices	Credit		862	862		(1,064)	(1,064)
Credit default swaps on corporate bonds	Credit		(284)	(284)		128	128
Options	Credit		147	147		148	148
TBAs	Interest Rate		73,304	73,304		5,658	5,658
Futures	Interest Rate		20,586	20,586		(4,848)	(4,848)
Forwards	Currency		1,045	1,045		285	285
Warrants	Equity Market/Credit		(102)	(102)		845	845
Total		$4,514	$115,975	$120,489	$4,134	$49,738	$53,872
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $(19) thousand for the year ended December 31, 2022, which is included on the Consolidated Statement of Operations in Other, net.

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

		Year Ended December 31, 2020
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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2022 and 2021:

Derivative Type	Year Ended December 31, 2022	Year Ended December 31, 2021
(In thousands)
Interest rate swaps	$3,292,243	$1,343,094
TBAs	796,003	1,105,311
Futures	186,446	193,600
Credit default swaps	130,819	110,084
Forwards	13,676	21,188
Options	13,846	13,846
Total return swaps	688	2,593
Warrants	3,378	1,948
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of December 31, 2022 and 2021, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at December 31, 2022 and 2021 are summarized below:

Credit Derivatives	December 31, 2022	December 31, 2021
(In thousands)
Fair Value of Written Credit Derivatives, Net	$11	$124
Notional Value of Written Credit Derivatives (1)	2,355	2,741
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of December 31, 2022, the implied credit spread on the Company's outstanding written credit derivative was 310 basis points; as of December 31, 2021, implied credit spreads on written credit derivatives outstanding ranged between 113 and 141 basis points. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(33) thousand and $(38) thousand as of December 31, 2022 and 2021, respectively. Estimated points up front on these contracts as of December 31, 2022 ranged between 46.3 and 88.8. Estimated points up front on these contracts as of December 31, 2021 ranged between 55.4 and 85.2. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of both December 31, 2022 and 2021 were $0.8 million.
10. Other Assets
The following table provides additional details of the Company's assets included in Other assets on the Consolidated Balance Sheet at December 31, 2022 and 2021.

Other Assets	December 31, 2022	December 31, 2021
(In thousands)
Receivables and claims related to reverse mortgage loans repurchased from HMBS(1)	$54,357	$—
Prepaid expenses and deferred offering costs	7,541	1,943
Leases—right of use assets(2)	3,838	—
Intangible assets	3,275	—
Accounts receivable	2,418	1,607
Prepaid scheduled draws on reverse mortgage loans	2,105	—
Property and equipment(3)	1,406	—
Servicing asset, at fair value(4)	999	—
Certificates of deposit, security deposits, and escrow cash	460	113
Other	392	47
	$76,791	$3,710
(1)Represents receivables from third-parties and claims to HUD related to loans repurchased from HMBS. See Note 12, Issuance of HMBS for discussion on the maximum claim amount related to reverse mortgage loans in HMBS.
(2)See Note 23 for additional details on the Company's leases and ROU assets.
(3)Net of accumulated depreciation.
(4)See Note 12 for details on the Servicing asset.

On October 3, 2022, the Company completed the Longbridge Transaction as discussed in Note 24. In connection with the Longbridge Transaction, the Company identified and recognized $3.5 million of intangible assets. The following table details the Company's intangible assets as of December 31, 2022. The Company did not have any intangible assets as of December 31, 2021 or 2020.

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(In thousands)			(In months)
Intangible Asset:
Internally developed software	$1,400	$(116)	$1,284	36
Trademarks/trade names	1,200	—	1,200	Indefinite
Customer relationships	700	(9)	691	240
Non-compete agreements	200	(100)	100	6
Total identified intangible assets	$3,500	$(225)	$3,275
The following table summarizes changes in the Company's intangible assets for the year ended December 31, 2022. The Company did not have any intangible assets during the years ended December 31, 2021 or 2020.

	Year Ended December 31, 2022
(In thousands)	Internally developed software	Trademarks/trade names	Customer relationships	Non-compete agreements	Total
Net carrying value of intangible assets—Beginning Balance (December 31, 2021)	$—	$—	$—	$—	$—
Intangible assets acquired from Longbridge Transaction	1,400	1,200	700	200	3,500
Accumulated Amortization	(116)	—	(9)	(100)	(225)
Net carrying value of intangible assets—Ending Balance (December 31, 2022)	$1,284	$1,200	$691	$100	$3,275
The following table summarizes the Company's estimated future amortization expense on its intangible assets.

(In thousands)	December 31, 2022
2023	$602
2024	502
2025	385
2026	35
2027	35
Thereafter	516
Total	$2,075

11. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Consolidated Balance Sheet as of December 31, 2022 and 2021. See Note 12 and Note 15 for additional information on the Company's consolidated VIEs.

(In thousands)	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$2,444	$9,214
Restricted cash	—	175
Securities, at fair value	73,644	72,840
Loans, at fair value	3,524,685	2,384,078
Investments in unconsolidated entities, at fair value	68,574	36,874
Real estate owned	21,121	24,681
Investment related receivables	21,893	46,621
Other assets	1,577	2,434
Total Assets	$3,713,938	$2,576,917
Liabilities
Repurchase agreements	$1,333,098	$613,314
Other secured borrowings	37,812	95,621
Other secured borrowings, at fair value	1,539,881	984,168
Interest payable	2,012	1,087
Accrued expenses and other liabilities	1,460	1,579
Total Liabilities	2,914,263	1,695,769
Total Stockholders' Equity	789,625	862,632
Non-controlling interests	10,050	18,516
Total Equity	799,675	881,148
Total Liabilities and Equity	$3,713,938	$2,576,917
12. Securitization Transactions
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of December 31, 2022 and 2021, the fair value of the Company's investment in the notes issued by the CLO Issuers was $11.3 million and $27.6 million, respectively.
See Note 15 for further details on the Company's participation in CLO transactions.

Residential Mortgage Loan Securitizations
Since November 2017, the Company has participated in securitizations of non-QM loans (each, a "non-QM securitization"). In each case, the applicable sponsor of such securitization (the "Sponsor") transferred a pool of non-QM loans (each, a "Collateral Pool") to a wholly-owned subsidiary of such Sponsor (each, a "Depositor"), and on the closing date such Collateral Pool was deposited into a newly created securitization trust (such trusts collectively, the "Issuing Entities"). Pursuant to the securitizations, the Issuing Entities issued various classes of mortgage pass-through certificates (the "Certificates") which are backed by the cash flows from the underlying non-QM loans.
For the non-QM securitizations in which the Company participated between November 2017 and July 2022, the Sponsor and the Depositor were wholly-owned subsidiaries of the Company. In December 2022, the Company participated in a non-QM securitization with another entity managed by Ellington (the "Non-QM Co-Participant") whereby the Company and the Non-QM Co-Participant each sold loans to a jointly held entity (the "Residential Loan JV") which then transferred the loans to the applicable Sponsor, a wholly-owned subsidiary of the Residential Loan JV, for further transfer to the applicable Depositor.
Under the Dodd-Frank Act, sponsors of securitizations are generally required to retain at least 5% of the economic interest in the credit risk of the securitized assets (the "Risk Retention Rules"). In order to comply with the Risk Retention Rules, in each non-QM securitization for which the applicable Sponsor was a wholly-owned subsidiary of the Company, the Company purchased and intends to hold, at a minimum, the requisite amount of the most subordinated classes of Certificates and the excess cash flow certificates. The applicable Sponsor also purchased the Certificates entitled to excess servicing fees in each securitization, while the remaining classes of Certificates were purchased by unrelated parties. In the non-QM securitization for which the Sponsor was not a wholly-owned subsidiary of the Company, the Company and the Non-QM Co-Participant formed a newly created entity (the "Participated Risk Retention Vehicle") which purchased, and intends to hold, the requisite amount of each class of Certificates. The Participated Risk Retention Vehicle also purchased the Certificates entitled to excess servicing fees of the Issuing Entity. The remaining Certificates were purchased by a wholly-owned subsidiary of the Company, the Non-QM Co-Participant, and various unrelated parties.
Notwithstanding that the Certificates carry final scheduled distribution dates in November 2059 or later, the applicable Depositor may, at its sole option, purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) the applicable anniversary of the closing date (typically two or three years) of the respective securitization or (2) the date on which the aggregate unpaid principal balance of the applicable Collateral Pool has declined below 30% of the aggregate unpaid principal balance of the applicable Collateral Pool as of the date as of which such loans were originally transferred to the applicable Issuing Entity. The purchase price that the Depositor is required to pay in connection with an Optional Redemption is equal to the sum of the unpaid principal balance of each class of Certificates as of the redemption date and any accrued and unpaid interest thereon. These Optional Redemption rights are held by the applicable Depositor and are deemed to give such Depositor effective control over the loans. In cases where the Depositor was a wholly-owned subsidiary of the Company, the transfers of non-QM loans to each of the Issuing Entities do not qualify as sales under ASC 860-10, and the Company continues to reflect the loans on its Consolidated Balance Sheet in Loans, at fair value. In cases where the Depositor was not wholly-owned or consolidated by the Company, the transfers of non-QM loans to the Issuing Entities do qualify as sales in accordance with ASC 860-10.
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
Consolidated Residential Mortgage Loan Securitizations
For non-QM securitizations in which the Company owned 100% of the interests in both the Sponsor and Depositor ("Consolidated Residential Mortgage Loan Securitizations"), the Company is deemed to be the primary beneficiary of the Issuing Entities, which are VIEs, and has consolidated the Issuing Entities ("Consolidated Issuing Entities") given the Company's retained interests in each of the securitizations, together with the Optional Redemption rights held by the wholly-owned Depositor and the Company's ability to direct the third-party servicer regarding certain loss mitigation activities. Interest income from these loans and the expenses related to the servicing of these loans are included in Interest income and Investment related expenses—Servicing expense, respectively, on the Consolidated Statement of Operations.

Each of the Consolidated Issuing Entities meet the definition of a CFE as defined in Note 2, and as a result the assets of each of the Issuing Entities have been valued using the fair value of the liabilities of the respective Issuing Entity, as such liabilities have been assessed to be more observable than such assets.
The debt of the Consolidated Issuing Entities is included in Other secured borrowings, at fair value, on the Consolidated Balance Sheet and is shown net of the Certificates held by the Company.
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

The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Consolidated Balance Sheet as of December 31, 2022 and 2021:

(In thousands)	December 31, 2022	December 31, 2021
Assets:
Loans, at fair value	$1,665,070	$1,041,545
Investment related receivables	4,464	23,069
Liabilities:
Other secured borrowings, at fair value	1,539,881	984,168
Non-Consolidated Residential Mortgage Loan Securitizations
As described above, the Company has also participated in a non-QM securitization with the Non-QM Co-Participant. The Company and the non-QM Co-Participant sold residential mortgage loans with an unpaid principal balance of $310.0 million and $55.3 million, respectively, to the Residential Loan JV which were accounted for as sales in accordance with ASC 860-10. The Residential Loan JV then transferred the pool of loans to the applicable Sponsor, which is wholly-owned by the Residential Loan JV. The Issuing Entity, EFMT 2022-4, issued Certificates with a total face amount of $365.3 million. In order to comply with the Risk Retention Rules, the Participated Risk Retention Vehicle purchased a percentage of each of the classes of Certificates. As of December 31, 2022, the fair value of the Company's 84.5% ownership of the Participated Risk Retention Vehicle was $2.4 million and the fair value of the Company's 84.5% ownership of the Residential Loan JV was $0.2 million which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. In addition, the Company and the non-QM Co-Participant each purchased directly certain of the Certificates issued by EFMT 22-4. As of December 31, 2022, the fair value of the Company's investment in the Certificates issued by EFMT 2022-4 was $37.6 million, and is included on the Consolidated Balance Sheet in Securities, at fair value.
The Company has evaluated its interests in the Residential Loan JV and the Participated Risk Retention Vehicle, which are VIEs, and although it owns 84.5% of the membership interests in such entities, the Company does not control the assets of such entities nor does it have the power to direct the activities that most significantly impact such entities' economic performance. As a result, the Company determined that the Company is not the primary beneficiary of these VIEs, and therefore the Company has not consolidated these VIEs.
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
As shown in the above table, pursuant to each of the securitizations, the respective Consumer Securitization Issuer issued senior and subordinated notes. Trust certificates representing beneficial ownership of each of the Consumer Securitization Issuers were also issued. In connection with each transaction, through a jointly owned newly formed entity (each a "Consumer Risk Retention Vehicle"), the Company and the Consumer Co-Participants acquired certain of the subordinated notes as well as the trust certificates in the respective Consumer Securitization Issuer. As of December 31, 2022 and 2021, the Company's total interest in the Consumer Risk Retention Vehicles, for which the Company has elected the FVO, was $9.7 million and $11.5 million, respectively. The fair value of the Consumer Risk Retention Vehicles is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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
Issuance of HMBS
Longbridge is approved as a Title II, non-supervised direct endorsement mortgagee with the U.S. Department of Housing and Urban Development, or "HUD." Longbridge is also an approved issuer of HMBS whereby it pools HECM loans and issues HMBS securities which are sold to third-parties with only the servicing rights retained. HMBS are structured whereby the HMBS issuer is required to repurchase loans whenever the outstanding principal balance of such loan is equal to or greater than 98% of the maximum claim amount, or the "MCA," which is equal to the lesser of a home's appraised value at the point in time that the conditional commitment is issued or the maximum loan limit that can be insured by FHA. In accordance with ASC 860-10, the transfer of the loans to the HMBS securitization vehicle does not qualify as a sale as the Company has not surrendered control over transferred financial assets. As a result, the transfer of the loans is accounted for as secured borrowings for which the Company has elected the FVO. Such secured borrowings are included in HMBS-related obligations, at fair value, and the related collateral is included as a component of Loans, at fair value, on the Consolidated Balance Sheet. Changes in fair value are recorded in net change related to HMBS obligations, at fair value on the Consolidated Statement of Operations. During the year ended December 31, 2022, the Company pooled HECM loans with an unpaid principal balance of $408.2 million into HMBS. As of December 31, 2022, the Company was servicing 832 pools of HMBS with an unpaid principal balance of $7.6 billion.
HECM loans where the borrower is deceased, no longer occupies the property, or is delinquent on tax and/or insurance payments, are categorized as "inactive." Inactive HECM loans are generally foreclosed upon and subsequently sold. Active HECM loans that reached the MCA and have been repurchased from the HMBS pool are subsequently assigned to HUD, which then reimburses the Company for the outstanding debt on the repurchased loan, up to the MCA. For inactive loans, following resolution of the loan the Company files a claim with HUD for any recoverable remaining principal and advance balances. The timing and amount of the Company obligations with respect to MCA repurchases is uncertain as repurchase is dependent largely on circumstances outside of the Company’s control, including the amount and timing of future draws and the status of the loan.
The Company has entered into a Collaboration and Transfer Agreement, or the "HECM CT Agreement" with a third party. Pursuant to the HECM CT Agreement, the Company purchased HECM loans and the associated MSR from the third party and securitized such loans into HMBS. While the Company is the legal owner and servicer of the HMBS, under the HECM CT Agreement, the third party receives a portion of the cash flows generated from the HMBS. The Company retains a base participation fee, along with the right to premiums on subsequent HECM tail securitizations. Additionally, in the event Company is required to repurchase a loan from the HMBS pool, there is a put option repurchase guarantee from the third-party whereby they are required to repurchase such HECM loans from the Company. The Company recognizes the amount due to/from the third party as an asset or a liability (the "Servicing Asset" or "Servicing Liability") which is included in Accrued expenses and other liabilities or Other Assets on the Consolidated Balance Sheet. The Company has elected the FVO on its Servicing Asset/Liability and changes in value are included in Other Income (Loss). As of December 31, 2022, the Company has a servicing asset related to the HECM CT Agreement of $1.0 million, included in Other Assets on the Consolidated Balance Sheet.
Subsequent to the Longbridge Transaction through December 31, 2022, the Company repurchased HECM loans from HMBS pools with an unpaid principal balance of $121.9 million including loans subject to the MCA requirement, of which $121.0 million was subsequently transferred to a third party in accordance with the HECM CT Agreement.

13. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, Other secured borrowings, at fair value, and HMBS-related obligations, at fair value. As of December 31, 2022 and 2021, the Company's total secured borrowings were $12.2 billion and $3.6 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 26 and 23 counterparties as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, remaining days to maturity on the Company's open repurchase agreements ranged from 3 days to 263 days. Interest rates on the Company's open repurchase agreements ranged from 0.63% to 7.97% as of December 31, 2022. As of December 31, 2021, remaining days to maturity on the Company's open repurchase agreements ranged from 3 days to 638 days. Interest rates on the Company's open repurchase agreements ranged from 0.10% to 3.75% as of December 31, 2021.

The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS and credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), by remaining maturity as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$668,924	4.09%	14	$180,059	0.17%	9
31-60 Days	91,048	2.32%	45	254,027	0.23%	44
61-90 Days	158,782	3.96%	73	154,520	0.20%	70
91-120 Days	4,751	5.20%	118	129,057	0.16%	105
121-150 Days	16,148	4.76%	131	275,915	0.17%	136
151-180 Days	—	—%	—	71,824	0.16%	164
181-364 Days	—	—%	—	570,694	0.20%	260
> 364 Days	—	—%	—	3,791	0.13%	366
Total Agency RMBS	939,653	3.91%	29	1,639,887	0.19%	144
Credit:
30 Days or Less	462,284	6.40%	7	377,440	2.09%	16
31-60 Days	119,619	6.00%	48	102,567	1.38%	44
61-90 Days	119,471	6.13%	77	96,823	1.50%	78
91-120 Days	358,010	6.30%	116	35,346	2.00%	109
121-150 Days	142,939	7.12%	144	3,353	1.56%	139
151-180 Days	6,981	6.72%	156	87,863	2.82%	151
181-364 Days	391,381	6.74%	240	—	—%	—
> 364 Days	—	—%	—	126,484	2.58%	462
Total Credit Assets	1,600,685	6.48%	110	829,876	2.08%	114
U.S. Treasury Securities:
30 Days or Less	69,347	4.31%	3	—	—%	—
Total U.S. Treasury Securities	69,347	4.31%	3	—	—%	—
Total	$2,609,685	5.50%	78	$2,469,763	0.82%	134
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of December 31, 2022 and 2021, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $3.2 billion and $2.8 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of December 31, 2022 and 2021, include investments in the amount of $9.2 million and $4.1 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition, as of December 31, 2022 and 2021, the Company posted net cash collateral of $20.3 million and $70.3 million, respectively, to its counterparties.

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table provides details by counterparty for such counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of total equity as of December 31, 2022. There was no counterparty for which the amount at risk was greater than 10% of total equity as of December 31, 2021.

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$208,812	13	17.1%
Royal Bank of Canada	$135,233	100	11.1%
Other Secured Borrowings
The Company has entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility. The facility includes a revolving borrowing period ending in September 2024 (or earlier following a trigger event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the revolving borrowing period, the facility amortizes, with a final termination date in September 2026. The facility accrues interest on a floating rate basis. As of December 31, 2022 and 2021, the Company had outstanding borrowings under this facility in the amount of $37.8 million and $46.9 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet. The effective interest rate on this facility, was 8.68% and 4.70% as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the fair value of ABS backed by consumer loans collateralizing this borrowing was $70.3 million and $67.5 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both December 31, 2022 and 2021, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 12, whereby it financed portfolios of non-QM loans. As of December 31, 2022 and 2021, the fair value of the Company's outstanding liabilities associated with the Company's Consolidated Residential Mortgage Loan Securitizations was $1.540 billion and $984.2 million, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 3.00% and 1.68% as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the fair value of non-QM loans held in the consolidated securitization trusts was $1.7 billion and $1.0 billion, respectively.
The Company has various warehouse lines of credit which it uses to finance its portfolio of reverse mortgage loans prior to them being sold or pooled into HMBS. There are a number of covenants, including several financial covenants, associated with these lines of credit; as of December 31, 2022, the Company was in compliance with all of these covenants. As of December 31, 2022, the Company outstanding borrowings under these financing lines was $172.9 million which is included on the Company's Consolidated Balance Sheet in Other secured borrowings. The following table provides details for each of the warehouse lines of credit.

		December 31, 2022
	Maturity	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate
		(In thousands)
Facility A	April 2023	$59,640	$65,652	8.43%
Facility B	April 2023	64,278	59,933	6.99%
Facility C	June 2023	48,954	63,644	6.90%
		$172,872	$189,229	7.46%
The Company entered into an agreement to finance a portfolio of HECM tail draws prior to being sold or pooled into HMBS. This facility matures in April 2023 and accrues interest on a floating-rate basis. As of December 31, 2022, the Company's outstanding borrowings under this facility was $22.6 million which are included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 8.00% as of December 31, 2022. As of December 31, 2022, the fair value of HECM tails collateralizing this borrowing was $35.1 million, which are included in Loans, at fair value on the Consolidated Balance Sheet.

The Company entered into a line of credit agreement to finance its portfolio of HMBS-related MSRs. This facility matures in January 2025 and accrues interest on a floating-rate basis. As of December 31, 2022, the Company's outstanding borrowings under this facility were $42.8 million which are included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 9.37% as of December 31, 2022. As of December 31, 2022, the fair value of MSRs collateralizing this borrowing was $95.6 million.
The Company entered into an agreement to finance the repurchase of HECM loans out of HMBS pools when the MCA of a HECM loan has been reached. This facility matures in May 2023 and accrues interest on a floating-rate basis. As of December 31, 2022, the Company did not have any outstanding borrowings under this facility. The effective interest rate was 8.00% as of December 31, 2022.
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
HMBS-related Obligations
As discussed in Note 12, the Company issues pools of HMBS which are accounted for as secured borrowings. As of December 31, 2022, the Company had HMBS-related obligations, at fair value of $7.8 billion, secured by $7.9 billion of HECM loans, REO, and HMBS-related claims or other receivables. The weighted average interest rate on the Company's HMBS-related obligations was 5.23% as of December 31, 2022.
Unsecured Borrowings
Senior Notes
The Company issued $86.0 million in aggregate principal amount of unsecured long-term debt, which was structured as a joint and several co-issuance by certain of the Company's consolidated subsidiaries and fully guaranteed by the Company (the "5.50% Senior Notes"). The 5.50% Senior Notes bore interest at a rate of 5.50%. The 5.50% Senior Notes were repaid at maturity on September 1, 2022. The 5.50% Senior Notes were carried at amortized cost and are included in Senior Notes, net, on the Consolidated Balance Sheet. The 5.50% Senior Notes had an effective interest rate of approximately 5.80%, inclusive of debt issuance costs.
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
The Company has elected the FVO for the 5.875% Senior Notes which are included in Senior Notes, at fair value on the Consolidated Balance Sheet. Change in unrealized gains and losses on the Company's Senior Notes, at fair value are included in Other, net, on the Consolidated Statement of Operations.
There are a number of covenants, including several financial covenants, associated with each of the 5.50% Senior Notes and the 5.875% Senior Notes (collectively, the "Senior Notes"); as of both December 31, 2022 and 2021, the Company was in compliance with all of its covenants for the outstanding Senior Notes. The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of December 31, 2022:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	HMBS-related Obligations(3)	Senior Notes(1)	Total
(In thousands)
Next Twelve Months	$2,609,685	$486,088	$1,566,057	$—	$4,661,830
Year 2	—	313,129	1,187,826	—	1,500,955
Year 3	—	305,673	822,194	—	1,127,867
Year 4	—	272,371	702,997	—	975,368
Year 5	—	148,555	657,388	210,000	1,015,943
Total	$2,609,685	$1,525,816	$4,936,462	$210,000	$9,281,963
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $1.250 billion of expected principal repayments related to the Company's consolidated non-QM securitizations, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
(3)Represents expected principal repayments projected based upon the expected repayments of the underlying HECM loans, which may be prior to the stated contractual maturities of the related HMBS.
14. Income Taxes
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

The following table details the tax characteristics of the Company's dividends declared on its shares of common and preferred stock for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
Tax Characteristic	2022	2021	2020
Ordinary income	69.0%	96.4%	58.2%
Return of capital	30.4%	—%	37.9%
Capital gains	0.6%	3.6%	3.9%
	100.0%	100.0%	100.0%
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
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the years ended December 31, 2022, 2021, and 2020, the Company recorded income tax expense (benefit) of $(17.7) million, $3.1 million, and $11.4 million, respectively. The reversal in the Company's income tax accrual period over period was the result of net realized and unrealized losses in a domestic TRS for the year ended December 31, 2022 as compared to net realized and unrealized gains in a domestic TRS for the years ended December 31, 2021 and 2020. Based upon the available evidence at December 31, 2022, the Company determined that it was more likely than not that the deferred tax assets of its TRS would not be utilized in future periods. As a result, the Company recorded a $12.3 million valuation allowance to fully reserve against these deferred tax assets.
The following table summarizes the Company's (benefit) provision for income tax for the years ended December 31, 2022, 2021, and 2020.

	As of
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Current provision for income tax
Federal	$—	$393	$38
State	—	36	602
Total current provision for income tax, net	—	429	640
Deferred (benefit) provision for income tax (1)
Federal	(13,229)	2,927	6,638
State	(4,487)	(212)	4,099
Total deferred (benefit) provision for income tax, net	(17,716)	2,715	10,737
Total (benefit) provision for income tax	$(17,716)	$3,144	$11,377
(1)Includes income tax expense (benefit) of $(2.9) million from bargain purchase gain.

The following table details the components of the Company's net deferred tax asset (liability) at December 31, 2022 and 2021.

	As of
(In thousands)	December 31, 2022	December 31, 2021(2)
Deferred tax asset
Net operating loss available for carry-back and carry-forward(1)	$25,508	$—
Basis difference for investments(1)	(13,199)	—
Valuation allowance	(12,309)	—
Deferred tax asset	—	—
Deferred tax liability
Basis difference for investments(1)	—	(14,822)
Valuation allowance	—	—
Deferred tax liability	—	(14,822)
Net deferred tax asset (liability), net of valuation allowance	$—	$(14,822)
(1)Includes state net operating losses available for carry-back and carry-forward as of December 31, 2022 and 2021 of $6.7 million and $0.7 million, respectively. These deferred tax assets were fully offset by a valuation allowance.
(2)Prior period conformed to current period presentation.
The following table details the reconciliation between the Company's U.S. federal and state statutory income tax rate and the effective tax rate for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.00%	21.00%	21.00%
State statutory rate, net of federal benefit	4.41%	(0.13)%	11.83%
Income attributable to non-controlling interests	0.07%	(1.09)%	(1.78)%
REIT earnings not subject to corporate taxes	2.72%	(17.51)%	(2.43)%
Deferred tax loss	3.22%	—%	—%
Bargain purchase gain	2.37%	—%	—%
Change in valuation allowance	(13.85)%	—%	—%
Effective tax rate	19.94%	2.27%	28.62%
Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2022 and 2021. Tax authorities in the relevant jurisdictions may select the Company's tax returns for audit and propose adjustments before the expiration of the statute of limitations. Tax returns filed for the Company's open tax years or any ongoing audits remain open to adjustment in the major tax jurisdictions.
15. Related Party Transactions
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
For the year ended December 31, 2022, the total base management fee incurred was $16.8 million, consisting of $18.5 million of total gross base management fee incurred, less $1.6 million of management fee rebates. For the year ended December 31, 2021, the total base management fee incurred was $13.4 million, consisting of $16.0 million of total gross base management fee incurred, less $2.6 million of management fee rebates. For the year ended December 31, 2020, the total base management fee incurred was $11.5 million, consisting of $12.6 million of total gross base management fee incurred, less $1.1 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of December 31, 2022 there was a Loss Carryforward of $85.0 million; there was no Loss Carryforward as of both December 31, 2021 and 2020.
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
The Company incurred incentive fees of $15.7 million for the year ended December 31, 2021. The Company did not accrue an incentive fee for either of the years ended December 31, 2022 and 2020, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the years ended December 31, 2022, 2021, and 2020, the Company reimbursed the Manager $16.2 million, $12.7 million, and $9.9 million, respectively, for previously incurred operating expenses. As of December 31, 2022 and 2021, the outstanding payable to the Manager for operating expenses was $4.1 million and $3.7 million, respectively, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
Transactions Involving Certain Loan Originators
As of December 31, 2022 and 2021, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both December 31, 2022 and 2021, there were no advances outstanding. The Company has also entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 23, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements. Additionally, in August 2020, the Company entered into a commitment agreement whereby the Company committed to purchase $150 million of residential mortgage loans. In connection with satisfying the conditions set forth under such commitment agreement, the Company received warrants to purchase a maximum of 9.329 million shares of non-voting common stock. In December 2021, warrants to purchase 1.049 million shares of non-voting common stock were terminated. As of both December 31, 2022 and 2021, the Company held warrants to purchase 8.28 million shares; such warrants have a fair value of $11.5 million and $10.0 million, respectively, and are included in Investments in unconsolidated entities on the Consolidated Balance Sheet.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in common and preferred stock and warrants to purchase additional preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $70.2 million and $72.8 million as of December 31, 2022 and 2021, respectively, which is included in Securities, at fair value on the Consolidated Balance Sheet. Additionally, in December, 2022, the Company extended a two-year revolving line of credit to the consumer loan originator; see table below for additional details. An employee of Ellington has a less-than-10% equity interest in, and serves on the board of, this consumer loan originator. Another employee of Ellington, who serves as an officer of the Company, also serves on the board, as the Company's representative.

The following table provides details of financing that the Company has provided, in the form of secured promissory notes, to certain loan origination-related entities in which the Company also holds equity investments:

Effective Date of Promissory Note	Maturity Date of Promissory Note		Interest Rate as of		Outstanding Borrowings as of		Fair Value(1) as of
		Maximum Borrowing	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
		(In thousands)			(In thousands)
May 2021(2)	December 31, 2025	$6,000	6.0%	3.0%	$3,000	$3,000	$3,000	$3,000
February 2022	January 31, 2025	500	7.0%	—%	475	—	475	—
November 2022	January 31, 2025	500	10.0%	—%	50	—	50	—
December 2022	December 16, 2024	3,500	15.0%	—%	515	—	515	—
(1)Classified as a Corporate loan and is included in Loans, at fair value on the Consolidated Balance Sheet.
(2)Convertible into non-voting equity interests, at the option of the borrower, at any time prior to maturity.
In June 2022, the Company converted a $2.0 million corporate loan to a mortgage loan originator into preferred equity, and in connection with such conversion, the Company purchased an additional $150 thousand of such preferred equity. The Company also held a non-controlling common equity investment in this originator. As of December 31, 2022, the Company's investments in this originator were written off as the Company determined its cost basis was non-recoverable. For the year ended December 31, 2022, the Company recognized a realized loss of $(4.8) million, related to its investment in this originator, which is included in Earnings (losses) from investments in unconsolidated entities, on its Consolidated Statement of Operations.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and certain other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of those other affiliates of Ellington have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates of Ellington purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the years ended December 31, 2022, 2021, and 2020, the Company purchased loans under these agreements with an aggregate principal balance of $10.0 million, $41.4 million, and $115.7 million, respectively. As of December 31, 2021, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $13.4 million in principal balance; as of December 31, 2022, there were no remaining contingent purchase obligations.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $4.3 million and $61.7 million as of December 31, 2022 and 2021, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $1.452 billion and $975.7 million as of December 31, 2022 and 2021, respectively.
The Company is a co-investor in certain small balance commercial mortgage loans with several other investors, including an unrelated third party and various affiliates of Ellington. These loans are beneficially owned by a consolidated subsidiary of the Company. As of December 31, 2022 and 2021, the aggregate fair value of these small balance commercial loans was $2.2 million and $34.0 million, respectively. As of December 31, 2022, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $0.3 million and $0.4 million, respectively. As of December 31, 2021, the non-controlling interests held by the unrelated third party and the Ellington affiliates were $2.0 million and $3.6 million, respectively.

The Company is also a co-investor in certain small balance commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of December 31, 2022 and 2021, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $68.5 million and $36.9 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Consolidated Balance Sheet.
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
As of December 31, 2022 and 2021, the Company's equity investment in Jepson Holdings Limited had a fair value of $0.6 million and $1.0 million, respectively. See Note 7 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of December 31, 2022 and 2021, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $872.5 million and $566.0 million, respectively. The Company's segregated silo of this debt as of December 31, 2022 and 2021 was $274.4 million and $150.5 million, respectively, and is included under the caption Repurchase agreements on the Company's Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both December 31, 2022 and 2021, no party to any of the repurchase agreements was in default.
Each of the Joint Entities has been determined to be a VIE. The Company has evaluated each of these VIEs and determined that it continued to retain the risks and rewards of ownership of certain of the Mortgage Loan and REO Assets, where such Mortgage Loan and REO Assets and the related debt are segregated for the Company and each of the Affiliated Entities. On account of the segregation of certain of each co-participant's assets and liabilities within each of the Joint Entities, as well as the retention by each co-participant of control over its segregated Mortgage Loan and REO Assets within the Joint Entities, the Company has determined that it is the primary beneficiary of, and has consolidated its segregated silo of assets and liabilities within, each of the Joint Entities. See Note 11 and Note 13 for additional information.
Participation in CLO Transactions
As discussed in Note 12, the Company participated in a number of CLO securitization transactions, all managed by the CLO Manager.
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the years ended December 31, 2022, 2021, and 2020, the amount of such management fee rebates was $1.6 million, $2.6 million, and $1.1 million, respectively
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of December 31, 2022 and 2021, the Company's investment in such warehouse facilities was $0.5 million and $1.7 million, respectively, which are included on the Consolidated Balance Sheet in Investments in unconsolidated entities.
During the years ended December 31, 2022, 2021, and 2020, the Company purchased various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitizations. The total amount of such debt and equity securities purchased during the years ended December 31, 2022, 2021, and 2020 was $8.4 million, $5.9 million, and $1.6 million, respectively.
16. Long-Term Incentive Plan Units
OP LTIP Units subject to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the years ended December 31, 2022, 2021, and 2020 was $1.4 million, $1.0 million, and $0.7 million, respectively.
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
On December 15, 2022, the Company's Board of Directors authorized the issuance of 32,776 OP LTIP Units to certain of Ellington's personnel dedicated to the Company pursuant to the Company's 2017 Equity Incentive Plan.
The below table details unvested OP LTIP Units as of December 31, 2022:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	24,796	September 13, 2022	September 12, 2023
Dedicated or partially dedicated personnel:
	15,789	December 16, 2021	December 16, 2023
	40,254	March 7, 2022	December 31, 2023
	18,068	December 15, 2022	December 15, 2023
	14,708	December 15, 2022	December 15, 2024
Total unvested OP LTIP Units at December 31, 2022	113,615
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.

The following tables summarize issuance and exercise activity of OP LTIP Units for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022			2021			2020
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (12/31/2021, 2020, and 2019, respectively)	365,518	310,295	675,813	365,518	247,020	612,538	365,518	180,198	545,716
Granted	—	97,826	97,826	—	68,985	68,985	—	70,460	70,460
Exercised	—	(4,066)	(4,066)	—	(5,710)	(5,710)	—	(3,638)	(3,638)
OP LTIP Units Outstanding (12/31/2022, 2021, and 2020, respectively)	365,518	404,055	769,573	365,518	310,295	675,813	365,518	247,020	612,538
OP LTIP Units Unvested and Outstanding (12/31/2022, 2021, and 2020, respectively)	—	113,615	113,615	—	79,886	79,886	—	75,550	75,550
OP LTIP Units Vested and Outstanding (12/31/2022, 2021, and 2020, respectively)	365,518	290,440	655,958	365,518	230,409	595,927	365,518	171,470	536,988
There were an aggregate of 1,509,481 and 1,626,401 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of December 31, 2022 and 2021, respectively.
17. Non-controlling Interests
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
As of December 31, 2022, the Convertible Non-controlling Interests consisted of the outstanding 769,573 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 1.0% in the Operating Partnership. As of December 31, 2021, the Convertible Non-controlling Interests consisted of the outstanding 675,813 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 1.0% in the Operating Partnership. As of December 31, 2022 and 2021, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $12.4 million and $13.4 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of December 31, 2022 and 2021, the joint venture partners' interests in subsidiaries of the Company were $10.0 million and $18.7 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.

Non-Controlling Interests in Longbridge
As of December 31, 2022, the Company owned 99.5% of Longbridge; the remaining 0.5% relates to units held by various executives at Longbridge (the "Longbridge Executive Unit Holders") and stock options issued to various Longbridge employees (collectively, the "Longbridge Minority Holders"). Units held by the Longbridge Executive Unit Holders and exercised stock options participate in the income, expense, gains and losses of Longbridge but do not participate in the income, expense, gains and losses of the Operating Partnership. The Longbridge Minority Holders' interests are not convertible into shares of common stock of the Company or OP Units, nor are the Longbridge Minority Holders' entitled to receive distributions that holders of shares of common stock of the Company receive. As of December 31, 2022, the Longbridge Minority Holders' interests in Longbridge were $2.4 million.
18. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2022 and 2021, the total amount of cumulative preferred dividends in arrears was $2.5 million and $1.6 million, respectively.
As of both December 31, 2022 and 2021, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
As of December 31, 2022 and 2021, there were 4,820,421 and 4,800,000 shares, respectively, of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.
On January 20, 2022, the Company commenced an "at-the-market" offering for our preferred stock, or the "Preferred ATM Program," by entering into equity distribution agreements with third party sales agents under which it is authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. During the year ended December 31, 2022, the Company issued 20,421 shares of Series B Preferred Stock, which provided $0.5 million of net proceeds after $23 thousand of commissions and offering costs.
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

Common Stock
The Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding present in person or represented by proxy at a meeting of the stockholders. As of December 31, 2022 and 2021, there were 63,812,215 and 57,458,169 shares of common stock outstanding, respectively.
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
The Company issues shares of common stock to its Manager for payment of 10% of any incentive fee incurred; see Note 15 for additional details on the Management Agreement. The following table details shares of common stock issued by the Company to its Manager for payment of 10% of the incentive fee incurred during the years ended December 31, 2022, 2021, and 2020.

Issue Date	Number of Shares of Common Stock Issued
February 5, 2020	637
July 30, 2021	37,373
November 12, 2021	28,453
February 22, 2022	19,094
On August 6, 2021, the Company commenced an "at-the-market" offering program for shares of its common stock, or "Common ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to 10.0 million shares of common stock from time to time. During the year ended December 31, 2022, the Company issued 6,459,070 shares of common stock under the Common ATM Program which provided $99.2 million of net proceeds after $1.3 million of agent commissions and offering costs. During the year ended December 31, 2021, the Company issued 1,549,900 shares of common stock under the ATM program which provided $28.2 million of net proceeds after $0.4 million of agent commissions and offering costs.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Shares of Common Stock Outstanding (December 31, 2021, 2020, and 2019, respectively)	57,458,169	43,781,684	38,647,943
Share Activity:
Shares of common stock issued	6,459,070	13,602,900	5,290,000
Shares of common stock issued in connection with incentive fee payment	19,094	67,875	637
Shares of common stock repurchased	(128,184)	—	(290,050)
OP Units exercised	4,066	5,710	133,154
Shares of Common Stock Outstanding (December 31, 2022, 2021, 2020, respectively)	63,812,215	57,458,169	43,781,684
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of December 31, 2022 and 2021, the Company's issued and outstanding shares of common stock would increase to 64,628,148 and 58,180,342 shares, respectively.

On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of common stock. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the year ended December 31, 2022, the Company repurchased 128,184 shares at an average price per share of $12.94 and a total cost of $1.7 million. During the year ended December 31, 2020, the Company repurchased 290,050 shares at an average price per share of $10.54 and a total cost of $3.1 million. From inception of the current repurchase plan through December 31, 2022, the Company repurchased 830,149 shares at an average price per share of $13.29 and a total cost of $11.0 million. The Company did not repurchase any shares during the year ended December 31, 2021.
19. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Year Ended December 31,
(In thousands except share amounts)	2022	2021	2020
Net income (loss) attributable to common stockholders	$(85,339)	$125,346	$17,245
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	(1,082)	1,783	(3)
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	(86,421)	127,129	17,242
Dividends declared:
Common stockholders	(108,263)	(81,104)	(55,211)
Convertible Non-controlling Interests	(1,378)	(1,120)	(812)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(109,641)	(82,224)	(56,023)
Undistributed (Distributed in excess of) earnings:
Common stockholders	(193,602)	44,242	(37,966)
Convertible Non-controlling Interests	(2,460)	663	(815)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$(196,062)	$44,905	$(38,781)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	59,852,647	48,535,221	43,486,336
Weighted average Convertible Non-controlling Interest Units outstanding	763,043	679,710	635,245
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	60,615,690	49,214,931	44,121,581
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$1.80	$1.64	$1.26
Undistributed (Distributed in excess of)	(3.23)	0.94	(0.87)
	$(1.43)	$2.58	$0.39
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$1.80	$1.64	$1.26
Undistributed (Distributed in excess of)	(3.23)	0.94	(0.87)
	$(1.43)	$2.58	$0.39
(1)For the years ended December 31, 2022, 2021, and 2020, excludes net income (loss) of $0.3 million, $5.3 million, and $3.4 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 17.
20. Restricted Cash
Restricted cash represents cash that the Company can use only for specific purposes. As of December 31, 2022, the Company had $4.8 million of restricted cash including cash balances that are restricted under a warehouse line of credit agreement. As of December 31, 2021, the Company had $0.2 million of restricted cash, which it was required to maintain pursuant to a flow consumer loan purchase and sale agreement.

21. Offsetting of Assets and Liabilities
The Company generally records financial instruments at fair value as described in Note 2. Financial instruments are generally recorded on a gross basis on the Consolidated Balance Sheet. In connection with the vast majority of its derivative, reverse repurchase and repurchase agreements, and the related trading agreements, the Company and its counterparties are required to pledge collateral. Cash or other collateral is exchanged as required with each of the Company's counterparties in connection with open derivative positions, and reverse repurchase and repurchase agreements.
The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2022 and 2021. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's reverse repurchase and repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2022:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$132,518	$(53,229)	$—	$(32,044)	$47,245
Reverse repurchase agreements	226,444	(152,946)	(73,498)	—	—
Liabilities
Financial derivatives–liabilities	(54,198)	53,229	—	534	(435)
Repurchase agreements	(2,609,685)	152,946	2,436,472	20,267	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2022 was $3.2 billion. As of December 31, 2022, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $0.4 million and $1.8 million, respectively.
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
22. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of December 31, 2022 and 2021.
December 31, 2022:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$217,053	13	41.3%
Collateral on repurchase agreements held by dealers(2)	3,247,276	26	21.6%
Due from brokers	36,761	20	22.8%
Receivable for securities sold(3)	21,439	6	36.4%
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
23. Commitments and Contingencies
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both December 31, 2022 and December 31, 2021, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $175.7 million and $43.7 million as of December 31, 2022 and 2021, respectively.
Commitments and Contingencies Related to Investments in Loan Originators
In connection with certain of its investments in mortgage and consumer loan originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 15, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million as of both December 31, 2022 and 2021. As of December 31, 2021, the mortgage loan originator had $8.4 million of outstanding borrowings under the agreements guaranteed by the Company; there were no such borrowings outstanding at December 31, 2022. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. As of December 31, 2021, the estimated fair value of such guarantee was insignificant.
The Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator in which it holds an equity investment and as well as an investment in the Convertible Note, as discussed in Note 15. In addition, in May 2021, the Company committed to purchase $650.0 million of eligible residential mortgage loans from this originator. As of December 31, 2022 and 2021, the Company had unfunded commitments related to such investments in the amount of $181.4 million and $603.6 million, respectively.
As described in Note 15, the Company entered into various secured promissory notes with certain loan originators in which it also holds an equity interest. As of both December 31, 2022 and 2021, the Company had unfunded commitments related to such secured promissory notes of $6.5 million.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which it has an equity investment, under a promissory note. The Company's maximum guarantees were capped at $15.5 million. As of December 31, 2022 and 2021, the amount of the promissory note outstanding, for which the Company provided a guarantee, was $10.8 million and $15.5 million, respectively.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of December 31, 2022 and 2021, the Company had unfunded commitments related to such investments in the amount of $4.2 million and $5.4 million, respectively.
The Company has extended a line of credit whereby the borrower can draw funds up to $1.0 million. As of both December 31, 2022 and 2021, the Company had unfunded commitments related to such line of credit in the amount of $0.9 million.
Commitments to Extend Credit
The Company enters into loan commitment arrangements with borrowers who have applied for reverse mortgage loans that have not yet closed. As of December 31, 2022, the fair value of such commitments was $3.1 million, reflected in Loan commitments on the Consolidated Balance Sheet.
The Company is required to fund further borrower advances for loans where the borrower has not fully drawn down all of the HECM loan proceeds available to them. As of December 31, 2022, the Company had unfunded commitments related to such HECM loans of $1.7 billion. Additionally, the Company has the obligation to advance various other HECM loan related amounts such as the borrowers' monthly insurance premiums to FHA and property taxes.

Mandatory Repurchase Obligations
As detailed in Note 12, the Company is required to purchase from HMBS pools any HECM loan that has reached the MCA. For active loans, the Company subsequently assigns such loan to HUD, which then reimburses the Company up to the MCA. For inactive loans, following resolution of the loan, the Company files a claim with HUD for any recoverable remaining principal and advance balances.

Lease Commitments
Longbridge, the Company's consolidated subsidiary, leases office space under various operating lease arrangements, which expire on various dates through December 2029. As discussed in Note 2, the Company makes various assumption and estimates in recognizing the operating lease ROU asset and corresponding lease liabilities, including the expected lease term, incremental borrowing rate, and identifying lease and non-lease components. Total expense under all operating leases amounted to $0.2 million for the year ended December 31, 2022 and is included in Other expenses on the Consolidated Statement of Operations.
The following table provides details of the Company's outstanding leases as of December 31, 2022.

($ in thousands)	December 31, 2022
ROU assets	$3,838
Lease liabilities	4,058
Weighted average remaining term (in years)	5.8
Weighted average discount rate	7.20%
The following table details contractual future minimum lease payments as of December 31, 2022.

Minimum Payments
(In thousands)
Year ended December 31, 2023	$943
Year ended December 31, 2024	836
Year ended December 31, 2025	798
Year ended December 31, 2026	793
Year ended December 31, 2027	695
Thereafter	953
Total	5,018
Less: implied interest payments	(960)
Lease Liability	$4,058
Note 24. Business Combinations
As of September 30, 2022, the Company held a 49.6% ownership interest (the "Existing Equity Interest") in Longbridge Financial, LLC of $38.9 million. On October 3, 2022, the Company acquired an additional 49.6% ownership interest (the "Additional Equity Interest") in Longbridge (the "Longbridge Transaction"). In combination, the Existing Equity Interest and the Additional Equity Interest constitute a controlling interest in Longbridge. The Longbridge Transaction is accounted for using the acquisition method of accounting, in accordance with the provisions of ASC 805. The total consideration for the Longbridge Transaction was $77.8 million, which is equal to the cash paid to acquire the Additional Equity Interest and the estimated fair value of the Existing Equity Interest (the “Total Consideration”).
The Company performed an allocation of the Total Consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on their estimated fair values using the information available as of the acquisition date using valuation methodologies consistent with the methodologies outlined in Note 2—Valuation.
In conjunction with the purchase price allocation, the Company recognized a bargain purchase gain of $7.9 million, which is calculated as the recognized amount of the identifiable net assets acquired less: (i) the fair value of the consideration transferred, (ii) the fair value of the previously held 49.6% equity interest in Longbridge, (iii) the fair value of the non-controlling interest, and (iv) the deferred tax liability associated with the bargain purchase gain. The Company recognized a bargain purchase gain at the date of acquisition, as the fair value of net assets acquired was greater than the total net consideration; such bargain purchase gain is included in Bargain purchase gain, on the Consolidated Statement of Operations.

The following table summarizes the Company’s purchase price allocation as of the acquisition date:

October 3, 2022
Purchase Price:	(In thousands)
Cash	$38,886
Investment in unconsolidated entity, at fair value	38,886
Total Consideration	77,772
Allocated to:
Cash and cash equivalents	20,368
Restricted cash	2,250
Loans, at fair value	7,698,426
Loan commitments, at fair value	3,090
Mortgage servicing rights, at fair value	8,174
Real estate owned	8,511
Financial derivatives—assets, at fair value	7,121
Due from brokers	7,534
Other assets	51,475
Intangible assets, net(2)	3,500
Total assets acquired	7,810,449
HMBS related obligations, at fair value	7,448,524
Other secured borrowings	218,261
Interest payable	1,273
Accrued expenses and other liabilities	51,592
Total liabilities assumed	7,719,650
Total identifiable net assets	90,799
Non-controlling interests(1)	2,237
Total net assets acquired	88,562
Deferred tax liability related to bargain purchase gain	2,858
Total net assets acquired less deferred tax liability	85,704
Bargain purchase gain	$7,932
(1)Represents net assets of Longbridge not acquired by the Company.
(2)See Note 10 for additional details on intangibles assets acquired by the Company.
The following table provides unaudited proforma information for the combined entity for the year ended December 31, 2022 and 2021, after giving effect to the Longbridge Transaction, including associated transaction costs and various other adjustments, and is intended to reflect the impact of the consolidation of Longbridge by the Company.

	Year Ended December 31,
(In thousands)	2022	2021
Interest income	$289,082	$179,432
Total other income (loss)(1)	(45,772)	123,508
Earnings (losses) from investments in unconsolidated entities(2)	(26,511)	44,217
Net Income (Loss)(3)(4)	(75,095)	168,280
(1)Includes $7.9 million bargain purchase for the year ended December 31, 2021 and excludes such bargain purchase gain for the year ended December 31, 2022.
(2)For the years ended December 31, 2022 and 2021, includes an adjustment to reverse $(37.1) million and $13.9 million of net unrealized and realized gains (losses) recognized by the Company related to its existing non-controlling equity interest in Longbridge, for which the Company had elected the fair value option as provided for under ASC 825, Financial Instruments.
(3)Reflects adjustment for the amortization expense related to intangible assets acquired of $0.4 million and $1.0 million, for the years ended December 31, 2022 and 2021, respectively. See Note 10 for additional details on the Company's intangible assets.
(4)Includes an adjustment to recognize a $2.9 million income tax benefit related to the bargain purchase gain for the year ended December 31, 2021 and an adjustment to reverse such amount for the year ended December 31, 2022.

The following table summarizes interest income, total other income (loss), and net income (loss) of Longbridge that has been recognized by the Company from the date of the Longbridge Transaction through December 31, 2022.

(In thousands)	Year Ended December 31, 2022
Interest income	$2,859
Total other income (loss)	39,935
Net Income (Loss)	14,492
25. Segment Reporting
On October 3, 2022, the Company completed the acquisition of Longbridge, a reverse mortgage loan originator and servicer. As a result of the Longbridge Transaction, the Company determined that it has two reportable segments, the Investment Portfolio Segment and the Longbridge Segment, for each of which the chief operating decision maker receives and reviews separate financial information. As discussed in Note 1, the Investment Portfolio Segment includes a diverse array of the Company's financial assets, as well as associated financing, hedging, and various allocable expenses. The Longbridge Segment consists of the stand-alone origination and servicing business of Longbridge, including associated financial assets, financing, hedging and allocated expenses.
Income and expense items that are not directly allocated to either segment are included in Corporate/Other as reconciling items to our consolidated financial statements. These unallocated items include: (i) all income and expense items related to the Company's Senior Notes and preferred stock outstanding, including any hedges related thereto; (ii) management and incentive fees; (iii) income tax expense (benefit); (iv) certain compensation and benefits expenses, professional fees, administrative and custody fees, non-cash equity compensation; and (v) interest income (expense) on cash margin.
Prior to the consolidation of Longbridge, the Company had one reportable segment; the Company has conformed prior periods to present items of income and expense shown in Corporate/Other.
The following tables present the Company's results of operations by reportable segment for the years ended December 31, 2022, 2021, and 2020, and various reconciling items to the Company's results of operations overall.

	Year Ended December 31, 2022
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$277,141	$2,859	$2,218	$282,218
Interest expense	(124,308)	(4,628)	(12,841)	(141,777)
Total other income (loss)	(118,797)	39,935	(1,585)	(80,447)
Total expenses	(29,532)	(23,674)	(31,759)	(84,965)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	4,504	14,492	(43,967)	(24,971)
Income tax expense (benefit)	—	—	(17,716)	(17,716)
Earnings (losses) from investments in unconsolidated entities	(63,614)	—	—	(63,614)
Net Income (Loss)	(59,110)	14,492	(26,251)	(70,869)
Net income (loss) attributable to non-controlling interests	212	32	(1,066)	(822)
Dividends on preferred stock	—	—	15,292	15,292
Net Income (Loss) Attributable to Common Stockholders	$(59,322)	$14,460	$(40,477)	$(85,339)
Non-cash items
Amortization and depreciation expense	$—	$330	$—	$330

	Year Ended December 31, 2021
(In thousands)	Investment Portfolio Segment	Corporate/ Other	Total
Interest income	$175,419	$86	$175,505
Interest expense	(38,990)	(5,040)	(44,030)
Total other income (loss)	21,393	(1,831)	19,562
Total expenses	(21,638)	(43,803)	(65,441)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	136,184	(50,588)	85,596
Income tax expense (benefit)	—	3,144	3,144
Earnings (losses) from investments in unconsolidated entities	58,104	—	58,104
Net Income (Loss)	194,288	(53,732)	140,556
Net income (loss) attributable to non-controlling interests	5,294	1,799	7,093
Dividends on preferred stock	—	8,117	8,117
Net Income (Loss) Attributable to Common Stockholders	$188,994	$(63,648)	$125,346

	Year Ended December 31, 2020
(In thousands)	Investment Portfolio Segment	Corporate/ Other	Total
Interest income	$173,081	$450	$173,531
Interest expense	(56,625)	(5,040)	(61,665)
Total other income (loss)	116,456	(4,590)	(65,207)
Total expenses	(19,668)	(25,170)	(44,838)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	24,115	(22,294)	1,821
Income tax expense (benefit)	—	11,377	11,377
Earnings (losses) from investments in unconsolidated entities	37,933	—	37,933
Net Income (Loss)	62,048	(33,671)	28,377
Net income (loss) attributable to non-controlling interests	3,357	12	3,369
Dividends on preferred stock	—	7,763	7,763
Net Income (Loss) Attributable to Common Stockholders	$58,691	$(41,446)	$17,245
The following table presents our balance sheet by reportable segment as of December 31, 2022, which reconciles to the Company's financial position overall.

	December 31, 2022
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,635,657	$8,227,509	$222,720	$14,085,886
Total Liabilities	4,499,669	8,092,313	273,018	12,865,000
Total Equity	1,135,988	135,196	(50,298)	1,220,886

	December 31, 2021
(In thousands)	Investment Portfolio Segment	Corporate/ Other	Total
Total Assets	$4,989,777	$187,642	$5,177,419
Total Liabilities	3,726,394	127,469	3,853,863
Total Equity	1,263,383	60,173	1,323,556

26. Subsequent Events
Dividends Declared
On January 9, 2023, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on February 27, 2023 to stockholders of record as of January 31, 2023.
On February 7, 2023, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on March 27, 2023 to stockholders of record as of February 28, 2023.
Issuance of Common Stock
From January 1, 2023 to January 24, 2023, the Company issued 1,615,196 shares of common stock under the Common ATM Program, which provided $21.8 million of net proceeds after $0.3 million of commissions and offering costs. On January 24, 2023, the Company amended the equity distribution agreements (the "EDA Amendments") with each of the third party sales agents. The EDA Amendments authorize the Company to offer and sell up to $225.0 million of common stock from time to time. From execution of the EDA Amendments through February 24, 2023, the Company has issued 2,818,665 shares of common stock under the amended program which provided $38.6 million of net proceeds after $0.5 million of commissions and offering costs.
Issuance of Preferred Stock
On February 6, 2023, the Company issued 4,000,000 shares of Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series C Preferred Stock") which provided $96.5 million of net proceeds after underwriting discounts and commissions and offering costs of $3.5 million.
The Company's Series C Preferred Stock ranks senior to its common stock and Convertible Non-controlling Interests but on a parity with the Company's Series A and Series B Preferred Stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution or winding up of the Company. Additionally, the Company's Series C Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. The Series C Preferred Stock is not redeemable by the Company prior to January 30, 2028, except under circumstances where it is necessary to allow the Company to maintain its qualification as a REIT for U.S. federal income tax purposes and except in certain instances upon the occurrence of a change of control. Holders of the Company's Series C Preferred Stock generally do not have any voting rights.
Holders of the Series C Preferred Stock are entitled to receive cumulative cash dividends from and including the original issue date to, but excluding, April 30, 2028 (the "First Reset Date"), at a fixed rate equal to 8.625% per annum of the $25.00 per share liquidation preference. The applicable fixed rate resets on the First Reset Date and again on the fifth anniversary of the preceding reset date (each a "Reset Date"), at a rate equal to the five-year treasury rate as measured three business days prior to the Reset Date plus 5.13% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on or about the 30th day of each January, April, July, and October.
As disclosed in the final prospectus supplement filed by the Company on February 3, 2023, the Company plans to pay the first dividend on its Series C Preferred Stock on or about April 30, 2023 in the amount of $0.50313 per share of Series C Preferred Stock to holders of record as of March 31, 2023.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. Management has excluded processes and controls of Longbridge, which the Company began to consolidate on October 3, 2022, that have not yet been converted to our systems or processes from its assessment of internal control over financial reporting for the year ended December 31, 2022. As of December 31, 2022, Longbridge had total assets of $8.2 billion and total liabilities of $8.1 billion, and for the year ended December 31, 2022, $14.5 million of net income (loss) was contributed from business activities of Longbridge that have not yet been converted to our systems or processes.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Company's internal control over financial reporting as of December 31, 2022. Their report appears on page 110 of this Annual Report on Form 10-K.
Item 9B. Other Information
As previously disclosed, the Company completed the Longbridge Transaction on October 3, 2022, and unaudited pro forma financial statements of the Company for the year ended December 31, 2022, giving pro forma effect to the Longbridge Consolidation, are included as Exhibit 99.3, to this Annual Report on Form 10-K. Audited financial statements of Longbridge as of December 31, 2022 and for the year ended December 31, 2022 are included as Exhibit 99.4, and audited financial statements of Longbridge as of December 31, 2022 and for the period October 3, 2022 to December 31, 2022 are included as Exhibit 99.2, to this Annual Report on Form 10-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2023 annual stockholders' meeting.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2023 annual stockholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2023 annual stockholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2023 annual stockholders' meeting.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2023 annual stockholders' meeting.

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
Ellington Financial Inc.
Schedule IV—Mortgage Loans on Real Estate
December 31, 2022

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Residential Mortgage Loans:								(In thousands)
Adjustable Rate Residential Mortgage Loan	$0–$249,999	7	4.25%–7.88%	10/34–11/51	n/a	n/a	n/a	$1,026	$460
Adjustable Rate Residential Mortgage Loan	$250,000–$499,999	10	3.00%–9.25%	11/47–11/49	n/a	n/a	n/a	3,151	2,683
Adjustable Rate Residential Mortgage Loan	$500,000–$749,999	6	3.00%–7.37%	7/35–9/55	n/a	n/a	n/a	3,440	3,595
Adjustable Rate Residential Mortgage Loan	$750,000–$999,999	2	6.99%–7.75%	12/48–5/49	n/a	n/a	n/a	1,489	1,654
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$0–$249,999	217	4.00%–9.99%	8/46–4/50	n/a	n/a	n/a	31,713	1,466
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$250,000–$499,999	210	4.25%–8.88%	5/46–2/60	n/a	n/a	n/a	59,998	2,447
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$500,000–$749,999	67	4.50%–8.75%	1/47–3/60	n/a	n/a	n/a	33,750	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$750,000–$999,999	23	4.13%–8.38%	2/47–7/59	n/a	n/a	n/a	16,005	2,599
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,000,000–$1,249,999	15	4.24%–6.99%	3/47–11/61	n/a	n/a	n/a	14,721	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,250,000–$1,499,999	7	4.50%–6.88%	11/46–2/60	n/a	n/a	n/a	8,313	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,500,000–$1,749,999	2	5.75%–6.50%	11/48–6/49	n/a	n/a	n/a	2,956	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$2,250,000–$2,499,999	3	5.49%–5.99%	11/48–9/59	n/a	n/a	n/a	6,111	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$2,500,000–$2,749,999	2	4.25%–4.99%	7/49–11/61	n/a	n/a	n/a	4,407	—
Fixed Rate Residential Mortgage Loan	$0–$249,999	2,000	2.00%–13.00%	1/23–1/63	n/a	n/a	n/a	290,655	6,569
Fixed Rate Residential Mortgage Loan	$250,000–$499,999	1,211	3.00%–13.00%	1/23–1/63	n/a	n/a	n/a	376,573	5,043
Fixed Rate Residential Mortgage Loan	$500,000–$749,999	356	3.25%–11.99%	1/23–11/62	n/a	n/a	n/a	193,457	2,212
Fixed Rate Residential Mortgage Loan	$750,000–$999,999	234	3.25%–12.00%	1/23–10/62	n/a	n/a	n/a	178,687	5,041
Fixed Rate Residential Mortgage Loan	$1,000,000–$1,249,999	113	3.15%–11.99%	1/23–10/62	n/a	n/a	n/a	107,197	2,171
Fixed Rate Residential Mortgage Loan	$1,250,000–$1,499,999	68	3.25%–11.99%	1/23–8/62	n/a	n/a	n/a	74,687	1,016
Fixed Rate Residential Mortgage Loan	$1,500,000–$1,749,999	41	3.25%–10.99%	1/23–1/63	n/a	n/a	n/a	54,431	1,046

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Residential Mortgage Loans (Continued):								(In thousands)
Fixed Rate Residential Mortgage Loan	$1,750,000–$1,999,999	31	3.27%–10.25%	1/23–2/62	n/a	n/a	n/a	49,225	1,618
Fixed Rate Residential Mortgage Loan	$2,000,000–$2,249,999	22	3.25%–10.99%	3/23–4/62	n/a	n/a	n/a	36,552	1,967
Fixed Rate Residential Mortgage Loan	$2,250,000–$2,499,999	5	3.88%–8.25%	5/23–4/52	n/a	n/a	n/a	10,407	—
Fixed Rate Residential Mortgage Loan	$2,500,000–$2,749,999	5	3.63%–11.00%	3/23–10/52	n/a	n/a	n/a	10,971	—
Fixed Rate Residential Mortgage Loan	$2,750,000–$2,999,999	8	7.75%–9.50%	2/23–1/53	n/a	n/a	n/a	18,102	2,767
Fixed Rate Residential Mortgage Loan	$3,000,000–$3,249,999	8	3.25%–10.24%	6/23–12/61	n/a	n/a	n/a	18,963	—
Fixed Rate Residential Mortgage Loan	$3,250,000–$3,499,000	1	8.99%	7/23	n/a	n/a	n/a	1,735	—
Fixed Rate Residential Mortgage Loan	$3,500,000–$3,749,000	2	7.99%–10.99%	3/23–6/23	n/a	n/a	n/a	7,122	—
Fixed Rate Residential Mortgage Loan	$4,000,000–$4,249,999	2	8.55%–9.99%	2/23–4/24	n/a	n/a	n/a	3,211	—
Fixed Rate Residential Mortgage Loan	$8,500,000–$8,749,000	1	10.00%	2/24	n/a	n/a	n/a	3,435	—
Fixed Rate Residential Mortgage Loan	$9,500,000–$9,749,000	1	8.50%	1/24	n/a	n/a	n/a	5,928	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$0–$249,999	1457	3.25%–8.50%	1/47–7/62	n/a	n/a	n/a	217,151	579
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$250,000–$499,999	1293	3.13%–8.38%	12/34–6/62	n/a	n/a	n/a	382,551	4,861
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$500,000–$749,999	529	3.00%–8.00%	11/47–6/62	n/a	n/a	n/a	271,827	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$750,000–$999,999	230	3.25%–7.63%	2/37–5/62	n/a	n/a	n/a	165,821	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,000,000–$1,249,999	122	3.25%–6.38%	10/48–6/62	n/a	n/a	n/a	114,709	1,200
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,250,000–$1,499,999	95	3.25%–6.88%	10/48–5/62	n/a	n/a	n/a	109,266	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,500,000–$1,749,999	51	3.25%–6.25%	11/47–5/62	n/a	n/a	n/a	69,930	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,750,000–$1,999,999	30	3.25%–6.88%	4/50–6/62	n/a	n/a	n/a	47,257	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,000,000–$2,249,999	16	3.25%–6.38%	4/50–7/62	n/a	n/a	n/a	27,092	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,250,000–$2,499,999	11	3.63%–5.99%	10/50–9/61	n/a	n/a	n/a	21,779	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,500,000–$2,749,999	10	3.25%–5.25%	1/51–1/62	n/a	n/a	n/a	22,184	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,750,000–$2,999,999	6	3.25%–5.00%	2/51–11/61	n/a	n/a	n/a	14,174	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$3,000,000–$3,249,000	7	3.38%–5.75%	10/50–1/62	n/a	n/a	n/a	17,917	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$3,250,000–$3,499,000	2	4.50%	4/51–9/61	n/a	n/a	n/a	5,442	—
Total Residential Mortgage Loans								3,115,518	50,994

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Commercial Mortgage Loans:								(In thousands)
Adjustable Rate Commercial Mortgage Loan	$0–$4,999,999	8	9.98%–12.13%	4/23–9/24	n/a	n/a	n/a	25,684	—
Adjustable Rate Commercial Mortgage Loan	$5,000,000–$9,999,999	24	8.86%–12.23%	1/23–8/24	n/a	n/a	n/a	178,689	—
Adjustable Rate Commercial Mortgage Loan	$10,000,000–$14,999,999	11	8.00%–12.25%	2/23–1/25	n/a	n/a	n/a	121,555	—
Adjustable Rate Commercial Mortgage Loan	$15,000,000–$19,999,999	3	11.25%–14.57%	3/23	n/a	n/a	n/a	36,305	17,656
Adjustable Rate Commercial Mortgage Loan	20,000,000–$24,999,999	2	10.23%–10.61%	2/24–3/24	n/a	n/a	n/a	42,091	—
Total Commercial Mortgage Loans								404,324	17,656
Adjustable Rate Reverse Mortgage Loan(3)	$0–$249,999	24,944	1.32%–11.75%	n/a	n/a	n/a	n/a	3,727,832	59,298
Adjustable Rate Reverse Mortgage Loan(3)	$250,000–$499,999	10,187	1.44%–11.75%	n/a	n/a	n/a	n/a	3,537,389	42,434
Adjustable Rate Reverse Mortgage Loan(3)	$500,000–$749,999	562	2.54%–11.75%	n/a	n/a	n/a	n/a	319,604	1,695
Adjustable Rate Reverse Mortgage Loan(3)	$750,000–$999,999	7	11.39%–11.64%	n/a	n/a	n/a	n/a	6,387	—
Adjustable Rate Reverse Mortgage Loan(3)	$1,500,000–$1,749,999	2	11.64%–11.64%	n/a	n/a	n/a	n/a	3,809	—
Adjustable Rate Reverse Mortgage Loan(3)	$1,750,000–$1,999,999	1	11.39%–11.39%	n/a	n/a	n/a	n/a	2,165	—
Fixed Rate Reverse Mortgage Loan(3)	$0–$249,999	853	2.99%–10.24%	n/a	n/a	n/a	n/a	140,803	1,642
Fixed Rate Reverse Mortgage Loan(3)	$250,000–$499,999	824	2.85%–10.49%	n/a	n/a	n/a	n/a	271,509	2,015
Fixed Rate Reverse Mortgage Loan(3)	$500,000–$749,999	96	2.99%–10.49%	n/a	n/a	n/a	n/a	51,145	—
Fixed Rate Reverse Mortgage Loan(3)	$750,000–$999,999	11	9.49%–10.63%	n/a	n/a	n/a	n/a	9,618	—
Fixed Rate Reverse Mortgage Loan(3)	$1,000,000–$1,249,999	6	8.75%–10.38%	n/a	n/a	n/a	n/a	6,653	—
Fixed Rate Reverse Mortgage Loan(3)	$1,250,000–$1,499,999	4	8.38%–10.38%	n/a	n/a	n/a	n/a	5,318	—
Fixed Rate Reverse Mortgage Loan(3)	$1,500,000–$1,749,999	5	9.75%–10.49%	n/a	n/a	n/a	n/a	7,962	—
Fixed Rate Reverse Mortgage Loan(3)	$1,750,000–$1,999,999	1	8.99%–8.99%	n/a	n/a	n/a	n/a	1,825	—
Fixed Rate Reverse Mortgage Loan(3)	$2,250,000–$2,499,999	1	8.99%–8.99%	n/a	n/a	n/a	n/a	2,304	—
Fixed Rate Reverse Mortgage Loan(3)	$2,750,000–$2,999,999	1	9.38%–9.38%	n/a	n/a	n/a	n/a	2,914	—
Total Reverse Mortgage Loans								8,097,237	107,084
Total Mortgage Loans								11,617,079	175,734
(1)Aggregate cost for federal income tax purposes is $2.2 billion for commercial and non-securitized residential mortgage loans. Excluded from this amount is the cost basis for federal income tax purposes of $1.7 billion of securitized residential loans and $7.9 billion of reverse mortgage loans that have been pooled into HMBS; such loans have been deemed to be sold for tax purposes but do not meet the requirements for true sale under U.S. GAAP.
(2)As of December 31, 2021, all of the Company's mortgage loans were carried at fair value. See Note 2 and Note 3 in the notes to our consolidated financial statements for additional details.
(3)Maturity date is not applicable for reverse mortgage loans.

The following table presents a roll-forward of the fair value of the Company's mortgage loans on real estate for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
	2022	2021	2020
(In thousands)
Beginning Balance	$2,342,425	$1,400,100	$1,206,962
Additions:
Purchases	11,325,966	1,949,449	716,241
Net unrealized gain	—	—	11,427
Deductions:
Cost of mortgages sold	(530,171)	(145,755)	(28,613)
Collections of principal	(1,349,308)	(812,988)	(496,186)
Amortization of premium and (discounts)	(13,607)	(13,754)	(6,317)
Foreclosures	(3,128)	(14,033)	(3,384)
Net unrealized loss	(18,299)	(119)	—
Net realized loss	(136,799)	(20,475)	(30)
Ending Balance	$11,617,079	$2,342,425	$1,400,100

3. Exhibits:

Exhibit	Description
3.1	Certificate of Incorporation of Ellington Financial Inc. (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on March 4, 2019)

3.2	Amended and Restated Bylaws of Ellington Financial Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K , filed on January 5, 2023)

3.3
Certificate of Designations of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 8-A filed on October 21, 2019)

3.4
Certificate of Amendment of Certificate of Designations of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 21, 2022)

3.5
Certificate of Designations of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.4 of the registration statement on Form 8-A filed on December 10, 2021)

3.6
Certificate of Amendment of Certificate of Designations of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on January 21, 2022)

3.7
Certificate of Designations of 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.7 of the Registration Statement on Form 8-A filed on February 3, 2023)

4.1
Form of certificate representing the 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form 8-A filed on October 21, 2019)

4.2
Form of certificate representing the 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form 8-A filed on December 10, 2021)

4.3
Form of certificate representing the 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form 8-A filed on February 3, 2023)

4.4
Indenture, dated as of March 31, 2022, among EF Holdco Inc., EF Cayman Holdings Ltd., Ellington Financial REIT Cayman Ltd., Ellington Financial REIT TRS LLC and EF Cayman Non-MTM Ltd., as Issuers, and Ellington Financial Inc, as Parent, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on March 31, 2022)

4.5
Form of EF Holdco Inc.’s, EF Cayman Holdings Ltd.’s, Ellington Financial REIT Cayman Ltd.’s, Ellington Financial REIT TRS LLC’s and EF Cayman Non-MTM Ltd.’s 5.875% Senior Notes due 2027 (included in Exhibit 4.4)

4.6	Description of Securities Registered under Section 12 of the Exchange Act

10.1†
Seventh Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of March 13, 2018 (incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2017)

10.2
Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013 (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.3
First Amendment to Limited Liability Company Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 22, 2019)

10.4
Second Amendment to Limited Liability Company Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 13, 2021)

10.5
Third Amendment to Limited Liability Company Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 21, 2022)

10.6
Fourth Amendment to Limited Liability Company Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 6, 2023)

10.7†	2007 Incentive Plan for Individuals (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.8†	2007 Incentive Plan for Entities (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.9†	Ellington Financial LLC 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 18, 2017)

10.10†	Form of LTIP Unit Award Agreement for Directors (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.11†	Form of LTIP Unit Award Agreement for Individuals (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.12†	Form of Individual LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 18, 2017)

10.13†	Form of Non-Employee Director LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on May 18, 2017)

10.14†	Form of OP LTIP Unit Award for Directors (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2019)

10.15†	Form of OP LTIP Unit Award for Officers (incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2019)

10.15†	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-11 (No. 333-160562), filed on September 3, 2009, as amended)

21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, for Financial Statements of Longbridge Financial, LLC

23.3	Consent of Richey May & Co., for Financial Statements of LendSure Mortgage Corp.

24.1	Power of Attorney (included on Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.1	Financial Statements of LendSure Mortgage Corp.

99.2	Financial Statements of Longbridge Financial, LLC as of October 2, 2022 and for the period January 1, 2022 through October 2, 2022

99.3	Ellington Financial Inc. unaudited pro forma condensed combined financial information for the year ended December 31, 2022

99.4	Financial Statements of Longbridge Financial, LLC

99.5
Financial Statements of LendSure Mortgage Corp. as of and for the years ended December 31, 2021, 2020, and 2019 (incorporated by reference to Exhibit 99.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2021, as amended)

Exhibit	Description
(continued)
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ELLINGTON FINANCIAL INC.
Date:	March 1, 2023	By:	/s/ LAURENCE PENN
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

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2023
LAURENCE PENN

/s/ JR HERLIHY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2023
JR HERLIHY

/s/ LISA MUMFORD	Director	March 1, 2023
LISA MUMFORD

/s/ RONALD I. SIMON PH.D	Chairman of the Board	March 1, 2023
RONALD I. SIMON PH.D

/s/ EDWARD RESENDEZ	Director	March 1, 2023
EDWARD RESENDEZ

/s/ STEPHEN J. DANNHAUSER	Director	March 1, 2023
STEPHEN J. DANNHAUSER