Form 10-Q
period 2023-03-31
Ellington Financial Inc.
filed 2023-05-10
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of May 5, 2023: 67,161,740

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2023	December 31, 2022
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$188,555	$217,053
Restricted cash(1)	1,601	4,816
Securities, at fair value(1)(2)	1,389,547	1,459,465
Loans, at fair value(1)(2)	11,812,567	11,626,008
Loan commitments, at fair value	3,299	3,060
Mortgage servicing rights, at fair value	8,100	8,108
Investments in unconsolidated entities, at fair value(1)	118,747	127,046
Real estate owned(1)(2)	26,717	28,403
Financial derivatives—assets, at fair value	104,033	132,518
Reverse repurchase agreements	180,934	226,444
Due from brokers	24,291	36,761
Investment related receivables(1)	163,029	139,413
Other assets(1)	90,105	76,791
Total Assets	$14,111,525	$14,085,886
Liabilities
Securities sold short, at fair value	$158,302	$209,203
Repurchase agreements(1)	2,285,898	2,609,685
Financial derivatives—liabilities, at fair value	24,245	54,198
Due to brokers	35,431	34,507
Investment related payables	48,373	49,323
Other secured borrowings(1)	363,640	276,058
Other secured borrowings, at fair value(1)	1,534,592	1,539,881
HMBS-related obligations, at fair value	7,975,916	7,787,155
Senior notes, at fair value	185,325	191,835
Base management fee payable to affiliate	4,956	4,641
Incentive fee payable to affiliate	—	—
Dividends payable	14,043	12,243
Interest payable(1)	14,926	22,452
Accrued expenses and other liabilities(1)	91,115	73,819
Total Liabilities	12,736,762	12,865,000
Commitments and contingencies (Note 23)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 13,420,421 and 9,420,421 shares issued and outstanding, and $335,511 and $235,511 aggregate liquidation preference, respectively	323,920	227,432
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 67,185,076 and 63,812,215 shares issued and outstanding, respectively	67	64
Additional paid-in-capital	1,308,107	1,259,352
Retained earnings (accumulated deficit)	(282,262)	(290,881)
Total Stockholders' Equity	1,349,832	1,195,967
Non-controlling interests(1)	24,931	24,919
Total Equity	1,374,763	1,220,886
Total Liabilities and Equity	$14,111,525	$14,085,886
(1)Ellington Financial Inc.'s Condensed Consolidated Balance Sheets include assets and liabilities of variable interest entities it has consolidated. See Note 11 for additional details on Ellington Financial Inc.'s consolidated variable interest entities.
(2)Includes assets pledged as collateral to counterparties. See Note 13 for additional details on the Company's borrowings and related collateral.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2023	March 31, 2022
(In thousands, except per share amounts)
Net Interest Income
Interest income	$87,174	$51,074
Interest expense	(59,617)	(14,017)
Total net interest income	27,557	37,057
Other Income (Loss)
Realized gains (losses) on securities and loans, net	(36,767)	806
Realized gains (losses) on financial derivatives, net	(25,447)	23,335
Realized gains (losses) on real estate owned, net	(56)	(27)
Unrealized gains (losses) on securities and loans, net	99,257	(151,153)
Unrealized gains (losses) on financial derivatives, net	2,763	45,307
Unrealized gains (losses) on real estate owned, net	4	(571)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(29,680)	55,641
Unrealized gains (losses) on senior notes, at fair value	6,510	—
Net change from reverse mortgage loans, at fair value	163,121	—
Net change related to HMBS obligations, at fair value	(131,534)	—
Other, net	3,504	1,220
Total other income (loss)	51,675	(25,442)
Expenses
Base management fee to affiliate (Net of fee rebates of $172 and $657, respectively)(1)	4,956	4,266
Incentive fee to affiliate	—	—
Investment related expenses:
Servicing expense	4,807	1,524
Debt issuance costs related to Other secured borrowings, at fair value	—	2,232
Debt issuance costs related to Senior notes, at fair value	—	3,615
Other	3,869	2,312
Professional fees	3,556	1,177
Compensation and benefits	14,670	2,560
Other expenses	6,044	1,881
Total expenses	37,902	19,567
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	41,330	(7,952)
Income tax expense (benefit)	21	(6,960)
Earnings (losses) from investments in unconsolidated entities	3,444	(5,506)
Net Income (Loss)	44,753	(6,498)
Net income (loss) attributable to non-controlling interests	720	(420)
Dividends on preferred stock	5,117	3,824
Net Income (Loss) Attributable to Common Stockholders	$38,916	$(9,902)
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.58	$(0.17)
(1)See Note 15 for further details on management fee rebates.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2022	$227,432	63,812,215	$64	$1,259,352	$(290,881)	$1,195,967	$24,919	$1,220,886
Net income (loss)					44,033	44,033	720	44,753
Net proceeds from the issuance of common stock(1)		4,433,861	4	60,461		60,465		60,465
Net proceeds from the issuance of preferred stock(1)	96,488					96,488		96,488
Contributions from non-controlling interests							757	757
Common dividends(2)					(30,297)	(30,297)	(367)	(30,664)
Preferred dividends(3)					(5,117)	(5,117)		(5,117)
Distributions to non-controlling interests							(1,065)	(1,065)
Adjustment to non-controlling interests				37		37	(37)	—
Repurchase of shares of common stock		(1,061,000)	(1)	(12,071)		(12,072)		(12,072)
Share-based long term incentive plan unit awards				328		328	4	332
BALANCE, March 31, 2023	$323,920	67,185,076	$67	$1,308,107	$(282,262)	$1,349,832	$24,931	$1,374,763

BALANCE, December 31, 2021	$226,939	57,458,169	$58	$1,161,603	$(97,279)	$1,291,321	$32,235	$1,323,556
Net income (loss)					(6,078)	(6,078)	(420)	(6,498)
Net proceeds from the issuance of common stock(1)		2,185,000	2	38,452		38,454		38,454
Net proceeds from the issuance of preferred stock(1)	493					493		493
Shares of common stock issued in connection with incentive fee payment		19,094	—	325		325		325
Contributions from non-controlling interests							5,846	5,846
Common dividends(2)					(26,189)	(26,189)	(332)	(26,521)
Preferred dividends(3)					(3,824)	(3,824)		(3,824)
Distributions to non-controlling interests							(9,181)	(9,181)
Adjustment to non-controlling interests				(706)		(706)	706	—
Share-based long term incentive plan unit awards				284		284	4	288
BALANCE, March 31, 2022	$227,432	59,662,263	$60	$1,199,958	$(133,370)	$1,294,080	$28,858	$1,322,938
(1)Net of discounts and commissions and offering costs.
(2)For each of the three-month periods ended March 31, 2023 and 2022, dividends totaling $0.45 per share of common stock and convertible unit outstanding, were declared.
(3)For the three-month periods ended March 31, 2023 and 2022, dividends totaling $1.31563 and $0.81250, respectively, per share of preferred stock were declared.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2023	March 31, 2022
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(48,662)	$32,931
Cash Flows from Investing Activities:
Purchase of securities	(440,666)	(388,759)
Purchase of loans	(675,665)	(1,003,464)
Capital improvements of real estate owned	(26)	—
Proceeds from disposition of securities	507,153	412,385
Proceeds from disposition of loans	—	19,520
Contributions to investments in unconsolidated entities	(5,654)	(2,678)
Distributions from investments in unconsolidated entities	42,530	110,042
Proceeds from disposition of real estate owned	13,082	499
Proceeds from principal payments of securities	38,440	93,950
Proceeds from principal payments of loans	536,983	143,039
Proceeds from securities sold short	127,172	327,126
Repurchase of securities sold short	(180,963)	(358,377)
Payments on financial derivatives	(93,263)	(17,257)
Proceeds from financial derivatives	70,235	40,427
Payments made on reverse repurchase agreements	(10,437,812)	(8,765,502)
Proceeds from reverse repurchase agreements	10,484,229	8,757,165
Due from brokers, net	56	16,941
Due to brokers, net	(4,557)	22,484
Net cash provided by (used in) investing activities	(18,726)	(592,459)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	60,611	38,524
Net proceeds from the issuance of preferred stock(1)	96,850	506
Offering costs paid	(45)	(540)
Repurchase of common stock	(12,072)	—
Dividends paid	(33,981)	(29,105)
Contributions from non-controlling interests	816	6,424
Distributions to non-controlling interests	(1,065)	(9,181)
Proceeds from issuance of Other secured borrowings	400,278	11,632
Principal payments on Other secured borrowings	(380,616)	(16,593)
Borrowings under repurchase agreements	9,785,538	2,210,217
Repayments of repurchase agreements	(9,967,872)	(1,918,489)
Proceeds from issuance of Senior notes, at fair value	—	210,000
Proceeds from issuance of Other secured borrowings, at fair value	—	358,388
Proceeds from issuance of HMBS	332,845	—
Principal payments on HMBS related obligations, at fair value	(262,386)	—
Due from brokers, net	13,355	(31,357)
Due to brokers, net	3,419	(30)
Net cash provided by (used in) financing activities	35,675	830,396
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(31,713)	270,868
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	221,869	92,836
Cash, Cash Equivalents, and Restricted Cash, End of Period	$190,156	$363,704

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2023	March 31, 2022
(In thousands)	Expressed in U.S. Dollars
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents, beginning of period	$217,053	$92,661
Restricted cash, beginning of period	4,816	175
Cash and cash equivalents and restricted cash, beginning of period	221,869	92,836
Cash and cash equivalents, end of period	188,555	363,529
Restricted cash, end of period	1,601	175
Cash and cash equivalents and restricted cash, end of period	190,156	363,704
Supplemental disclosure of cash flow information:
Interest paid	67,143	14,838
Income tax paid (refunded)	(518)	(24)
Dividends payable	14,043	11,615
Transfers from mortgage loans to real estate owned (non-cash)	3,134	948
Transfers from mortgage loans to other sales and claims receivable (non-cash)	10,501	—
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	17,175	129,912
Contributions to investments in non-consolidated entities (non-cash)	(7,957)	—
Purchase of investments (non-cash)	(25,580)	—
Purchase of loans (non-cash)	(72,257)	—
Proceeds from the disposition of loans (non-cash)	174,181	—
Proceeds from principal payments of investments (non-cash)	35,371	121,587
Principal payments on Other secured borrowings, at fair value (non-cash)	(35,371)	(114,117)
Proceeds received from Other secured borrowings, at fair value (non-cash)	—	44,381
Proceeds from issuance of Other secured borrowings (non-cash)	67,921	—
Principal payments on Other secured borrowings (non-cash)	—	(43,720)
Repayments of repurchase agreements (non-cash)	(141,453)	(43,853)
(1)Net of discounts and commissions.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(UNAUDITED)
1. Organization and Investment Objective
Ellington Financial Inc. commenced operations on August 17, 2007 and is a Delaware corporation. Ellington Financial Operating Partnership LLC (the "Operating Partnership"), a 99.1% owned consolidated subsidiary of Ellington Financial Inc., was formed as a Delaware limited liability company on December 14, 2012 and commenced operations on January 1, 2013. All of Ellington Financial Inc.'s operations and business activities are conducted through the Operating Partnership. Ellington Financial Inc., the Operating Partnership, and their consolidated subsidiaries are hereafter collectively referred to as the "Company." All intercompany accounts are eliminated in consolidation.
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
Ellington Financial Management LLC (the "Manager") is an SEC-registered investment adviser that serves as the Manager to the Company pursuant to the terms of its Seventh Amended and Restated Management Agreement (the "Management Agreement"), which was approved by Ellington Financial Inc.'s Board of Directors (the "Board of Directors") effective March 13, 2018. The Manager is an affiliate of Ellington Management Group, L.L.C. ("Ellington"), an investment management firm that is registered as both an investment adviser and a commodity pool operator. In accordance with the terms of the Management Agreement, the Manager implements the investment strategy and manages the business and operations on a day-to-day basis for the Company and performs certain services for the Company, subject to oversight by the Board of Directors.
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
The Company has elected the fair value option, or "FVO," for its HMBS-related obligations. It determines fair value by taking into account both external pricing data, which includes third-party valuations, and internal pricing models. The estimated fair value of HMBS-related obligations also includes the consideration that would be required by a market participant to transfer the HECM loan net of the related servicing, including exposure resulting from shortfalls in FHA insurance proceeds. HMBS-related obligations, at fair value are classified as Level 3.
The Company has elected the FVO for its MSRs. It determines fair value by taking into account both external pricing data, which includes third-party valuations, and internal pricing models. MSRs are classified as Level 3.
The Company has securitized certain mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans." The Company's securitized non-QM loans are held as part of a collateralized financing entity, or "CFE." A CFE is a VIE that holds financial assets, issues beneficial interests in those assets, and has no more than nominal equity, and for which the issued beneficial interests have contractual recourse only to the related assets of the CFE. ASC 810, Consolidation ("ASC 810") allows the Company to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. The Company has elected the FVO for initial and subsequent recognition of the debt issued by its consolidated securitization trusts and has determined that each consolidated securitization trust meets the definition of a CFE; see Note 12 "Securitization Transactions—Residential Mortgage Loan Securitizations" for further discussion on the Company's consolidated securitization trusts. The Company has determined the inputs to the fair value measurement of the financial liabilities of each of its CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of each of the CFEs to measure the fair value of the financial assets of each of the CFEs. The fair value of the debt issued by each CFE is typically valued using both external pricing data, which includes third-party valuations, and internal pricing models. The securitized non-QM loans, which are assets of the consolidated CFEs, are included in Loans, at fair value, on the Company's Condensed Consolidated Balance Sheet. The debt issued by the consolidated CFEs is included in Other secured borrowings, at fair value, on the Company's Condensed Consolidated Balance Sheet. Unrealized gains (losses) from changes in fair value of Other secured borrowings, at fair value, are included in Unrealized gains (losses) on other secured borrowings, at fair value, net, on the Company's Condensed Consolidated Statement of Operations. The securitized non-QM loans and the debt issued by the Company's CFEs are both classified as Level 3.
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
The Company evaluates its investments in interest only securities to determine whether they meet the requirements for classification as financial derivatives under ASC 815, Derivatives and Hedging ("ASC 815"). For interest only securities, where the holder is entitled only to a portion of the interest payments made on the mortgages underlying certain MBS, and inverse interest only securities, which are interest only securities whose coupon has an inverse relationship to its benchmark rate, such as SOFR, the Company has determined that such investments do not meet the requirements for treatment as financial derivatives and are classified as securities.
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
(D) Accounting for Loans: The Company's loan portfolio primarily consists of residential mortgage, commercial mortgage, consumer, and reverse mortgage loans. The Company's loans are accounted for under ASC 310-10, Receivables, and are classified as held-for-investment when the Company has the intent and ability to hold such loans for the foreseeable future or to maturity/payoff. When the Company has the intent to sell loans, such loans will be classified as held-for-sale. Mortgage loans held-for-sale are accounted for under ASC 948-310, Financial services—mortgage banking. Transfers between held-for-investment and held-for-sale occur once the Company's intent to sell the loans changes. The Company may aggregate its loans into pools based on common risk characteristics at purchase. The Company has chosen to elect the FVO pursuant to ASC 825 for its loan portfolios. Loans are recorded at fair value on the Condensed Consolidated Balance Sheet and changes in fair value are recorded in earnings on the Condensed Consolidated Statement of Operations. Changes in fair value on residential mortgage, commercial mortgage, consumer, and corporate loans are included as a component of Unrealized gains (losses) on securities and loans, net. Changes in fair value on reverse mortgage loans held-for-investment is included as a component of Net change from reverse mortgage loans, at fair value, on the Condensed Consolidated Statement of Operations. The Company generates income from fees on certain loans, generally reverse mortgage and commercial mortgage loans, that it originates and holds for investment, including origination, servicing, and exit fees. Such fee income is recorded when earned and included in Other, net on the Condensed Consolidated Statement of Operations.
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
Interest income on reverse mortgage loans held-for-investment is recognized based on the stated rate of the loan. Such interest income is included on the Condensed Consolidated Statement of Operations as a component of Net change from reverse mortgage loans, at fair value.
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
(F) Mortgage Servicing Rights: MSRs represent contractual rights to perform specific administrative functions for the underlying loans including specified mortgage servicing activities, which include collecting loan payments, remitting principal and interest payments, managing escrow accounts for mortgage-related expenses such as taxes and insurance, and various other administrative tasks required to adequately service the mortgage loan portfolio. MSRs are created when the Company sells originated or purchased reverse mortgage loans but retains the servicing rights. The Company has elected the FVO for its MSRs in accordance with ASC 860-50, Transfers and Servicing—Servicing assets and liabilities ("ASC 860-50"). Under this methodology, the Company fair values its MSRs on a recurring basis with changes in fair value recorded through earnings on the Condensed Consolidated Statement of Operations in Other, net. The Company accrues a base servicing fee for each serviced loan, typically based on the remaining outstanding principal balance of the loan and a fixed annual percentage fee, which is included in Other, net on the Condensed Consolidated Statement of Operations. Costs of servicing and ancillary fees are recognized as incurred or earned, and are included in Servicing expense on the Condensed Consolidated Statement of Operations.
(G) Loan Commitments: The Company's loan commitments relate to certain reverse mortgage loans extended to borrowers. The Company has elected the FVO for its loan commitments which are included in Loan commitments, at fair value on the Condensed Consolidated Balance Sheet. Changes in the fair value of the Company's loan commitments are included in Other, net on the Condensed Consolidated Statement of Operations.
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
(U) Leases: Longbridge, the Company's consolidated subsidiary, leases office space under various operating lease agreements. The Company accounts for its leases under ASU 842, Leases, "ASC 842," using a right-of-use, or "ROU," model, which recognizes that, at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. For each lease with a term greater than one year the Company recognizes a ROU asset as well as a lease liability, which is included in Other assets and Accrued expenses and other liabilities, respectively, on its Condensed Consolidated Balance Sheet.
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
3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:
March 31, 2023:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$846,919	$6,193	$853,112
Non-Agency RMBS	—	108,667	156,277	264,944
CMBS	—	4,655	11,767	16,422
CLOs	—	3,494	28,674	32,168
Asset-backed securities, backed by consumer loans	—	—	72,200	72,200
Corporate debt securities	—	—	8,347	8,347
Corporate equity securities	—	—	11,102	11,102
U.S. Treasury securities	—	131,252	—	131,252
Loans, at fair value:
Residential mortgage loans	—	—	3,024,744	3,024,744
Commercial mortgage loans	—	—	374,233	374,233
Consumer loans	—	—	3,969	3,969
Corporate loans	—	—	4,920	4,920
Reverse mortgage loans	—	—	8,404,701	8,404,701
MSRs, at fair value	—	—	8,100	8,100
Servicing asset, at fair value	—	—	299	299
Loan commitments, at fair value	—	—	3,299	3,299
Investment in unconsolidated entities, at fair value	—	—	118,747	118,747
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	76	76
Credit default swaps on asset-backed indices	—	4,846	—	4,846
Credit default swaps on corporate bond indices	—	44	—	44
Interest rate swaps	—	96,399	—	96,399
TBAs	—	1,524	—	1,524
Warrants	—	1,056	—	1,056
Futures	88	—	—	88
Total assets	$88	$1,198,856	$12,237,648	$13,436,592

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(158,302)	$—	$(158,302)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(33)	—	(33)
Credit default swaps on corporate bonds	—	(277)	—	(277)
Credit default swaps on corporate bond indices	—	(1,720)	—	(1,720)
Interest rate swaps	—	(13,211)	—	(13,211)
TBAs	—	(5,623)	—	(5,623)
Futures	(3,076)	—	—	(3,076)
Forwards	—	(305)	—	(305)
Other secured borrowings, at fair value	—	—	(1,534,592)	(1,534,592)
HMBS-related obligations, at fair value	—	—	(7,975,916)	(7,975,916)
Senior notes, at fair value	—	—	(185,325)	(185,325)
Total liabilities	$(3,076)	$(179,471)	$(9,695,833)	$(9,878,380)
December 31, 2022:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$961,236	$7,027	$968,263
Non-Agency RMBS	—	129,676	132,502	262,178
CMBS	—	5,604	12,649	18,253
CLOs	—	6,463	24,598	31,061
Asset-backed securities, backed by consumer loans	—	—	73,644	73,644
Corporate debt securities	—	—	7,533	7,533
Corporate equity securities	—	—	11,111	11,111
U.S. Treasury securities	—	87,422	—	87,422
Loans, at fair value:
Residential mortgage loans	—	—	3,115,518	3,115,518
Commercial mortgage loans	—	—	404,324	404,324
Consumer loans	—	—	4,843	4,843
Corporate loans	—	—	4,086	4,086
Reverse mortgage loans	—	—	8,097,237	8,097,237
MSRs, at fair value	—	—	8,108	8,108
Servicing asset, at fair value	—	—	999	999
Loan commitments, at fair value	—	—	3,060	3,060
Investment in unconsolidated entities, at fair value	—	—	127,046	127,046
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	76	76
Credit default swaps on asset-backed indices	—	3,366	—	3,366
Credit default swaps on corporate bond indices	—	83	—	83
Interest rate swaps	—	117,022	—	117,022
TBAs	—	7,985	—	7,985
Warrants	—	1,137	—	1,137
Futures	2,772	—	—	2,772
Forwards	—	77	—	77
Total assets	$2,772	$1,320,071	$12,034,361	$13,357,204

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(209,203)	$—	$(209,203)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(33)	—	(33)
Credit default swaps on corporate bonds	—	(259)	—	(259)
Credit default swaps on corporate bond indices	—	(1,513)	—	(1,513)
Interest rate swaps	—	(50,290)	—	(50,290)
TBAs	—	(2,007)	—	(2,007)
Futures	(96)	—	—	(96)
Other secured borrowings, at fair value	—	—	(1,539,881)	(1,539,881)
HMBS-related obligations, at fair value	—	—	(7,787,155)	(7,787,155)
Senior notes, at fair value	—	—	(191,835)	(191,835)
Total liabilities	$(96)	$(263,305)	$(9,518,871)	$(9,782,272)
The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2023 and December 31, 2022:
March 31, 2023:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$80,813	Market Quotes	Non Binding Third-Party Valuation	$0.48	$137.63	$78.99
	75,464	Discounted Cash Flows
	156,277		Yield	0.0%	94.1%	11.4%
			Projected Collateral Prepayments	0.0%	100.0%	51.3%
			Projected Collateral Losses	0.0%	96.5%	11.3%
			Projected Collateral Recoveries	0.0%	99.8%	13.3%
Non-Agency CMBS	10,588	Market Quotes	Non Binding Third-Party Valuation	$5.22	$42.76	$29.37
	1,179	Discounted Cash Flows
	11,767		Yield	11.0%	17.8%	15.4%
			Projected Collateral Losses	1.8%	49.0%	6.4%
			Projected Collateral Recoveries	51.0%	96.8%	92.0%
CLOs	20,630	Market Quotes	Non Binding Third-Party Valuation	$25.00	$94.68	$79.09
	8,044	Discounted Cash Flows
	28,674		Yield	3.3%	40.1%	19.6%
Agency interest only RMBS	2,340	Market Quotes	Non Binding Third-Party Valuation	$3.38	$20.75	$13.72
	3,853	Option Adjusted Spread ("OAS")
	6,193		LIBOR OAS(1)(2)	160	4,232	626
			Projected Collateral Prepayments	26.2%	100.0%	58.7%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
ABS backed by consumer loans	$72,200	Discounted Cash Flows	Yield	6.9%	22.9%	13.2%
			Projected Collateral Prepayments	0.0%	20.9%	15.0%
			Projected Collateral Losses	0.0%	28.4%	20.3%
Corporate debt and equity	19,449	Discounted Cash Flows	Yield	0.0%	60.5%	15.3%
Performing and re-performing residential mortgage loans	1,304,959	Discounted Cash Flows	Yield	3.3%	22.2%	8.5%
Securitized residential mortgage loans(3)(4)	1,577,130	Market Quotes	Non Binding Third-Party Valuation	$0.70	$99.43	$85.93
	85,718	Discounted Cash Flows
	1,662,848		Yield	3.7%	50.5%	7.8%
Non-performing residential mortgage loans	56,937	Discounted Cash Flows	Yield	0.2%	71.3%	9.1%
			Recovery Amount	1.8%	218.8%	92.6%
			Months to Resolution	8.9	80.5	29.1
Performing commercial mortgage loans	346,116	Discounted Cash Flows	Yield	6.1%	13.9%	10.8%
Non-performing commercial mortgage loans	28,117	Discounted Cash Flows	Yield	12.3%	52.1%	17.4%
			Recovery Amount	100.0%	100.6%	100.5%
			Months to Resolution	2.8	3.8	3.2
Consumer loans	3,969	Discounted Cash Flows	Yield	10.6%	36.6%	17.6%
			Projected Collateral Prepayments	0.0%	19.7%	11.3%
			Projected Collateral Losses	0.0%	46.3%	13.2%
Corporate loans	4,920	Discounted Cash Flows	Yield	6.0%	12.5%	7.7%
Reverse Mortgage Loans—HECM	8,201,512	Discounted Cash Flows	Yield	3.2%	6.1%	4.2%
			Conditional Prepayment Rate	7.1%	43.9%	9.3%
Reverse Mortgage Loans—HECM	64,955	Recent Transactions	Transaction Price	n/a	n/a	n/a
Reverse Mortgage Loans—Proprietary	138,234	Discounted Cash Flows	Yield	7.4%	8.3%	7.6%
			Conditional Prepayment Rate	11.0%	37.1%	14.8%
MSRs	8,100	Discounted Cash Flows	Yield	12.0%	12.0%	12.0%
			Conditional Prepayment Rate	11.0%	37.1%	13.9%
Servicing Asset	299	Discounted Cash Flows	Yield	11.7%	11.7%	11.7%
Loan Commitments	3,299	Discounted Cash Flows	Pull-through rate	57.4%	100.0%	75.9%
			Cost to originate	2.0%	6.6%	4.8%
Investment in unconsolidated entities—Loan origination entities	35,088	Enterprise Value	Equity Price-to-Book(5)	0.9x	1.2x	1.0x
Investment in unconsolidated entities—Other	83,117	Enterprise Value	Net Asset Value	n/a	n/a	n/a
Investment in unconsolidated entities—Loan origination-related entities	542	Recent Transactions	Transaction Price	n/a	n/a	n/a
	118,747

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Credit default swaps on asset-backed securities	$76	Net Discounted Cash Flows	Projected Collateral Prepayments	22.9%	22.9%	22.9%
			Projected Collateral Losses	8.6%	8.6%	8.6%
			Projected Collateral Recoveries	12.3%	12.3%	12.3%
Other secured borrowings, at fair value(3)	(1,534,592)	Market Quotes	Non Binding Third-Party Valuation	$39.43	$99.43	$87.55
			Yield	5.9%	9.5%	6.8%
			Projected Collateral Prepayments	93.0%	95.1%	94.0%
HMBS-related obligations, at fair value	(7,975,916)	Discounted Cash Flows	Yield	3.1%	6.1%	4.1%
			Conditional Prepayment Rate	7.1%	43.9%	9.3%
Senior notes, at fair value	(185,325)	Market Quotes	Non Binding Third-Party Valuation	$88.25	$88.25	$88.25
(1)Shown in basis points.
(2)For range minimum, range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $0.5 million. Including these securities the weighted average was 492 basis points.
(3)Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(4)Includes $10.1 million of non-performing securitized residential mortgage loans.
(5)Represents an estimation of where market participants might value an enterprise on a price-to-book basis. For the range minimum, the range maximum, and the weighted average yield, excludes investments in unconsolidated entities with a total fair value of $7.8 million. Including such investment the weighted average price-to-book ratio was 9.2x.
December 31, 2022:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$59,831	Market Quotes	Non Binding Third-Party Valuation	$0.45	$159.91	$69.79
	72,671	Discounted Cash Flows
	132,502		Yield(1)	0.0%	95.7%	12.1%
			Projected Collateral Prepayments	0.0%	100.0%	52.0%
			Projected Collateral Losses	0.0%	97.4%	16.5%
			Projected Collateral Recoveries	0.0%	69.5%	15.4%
Non-Agency CMBS	12,080	Market Quotes	Non Binding Third-Party Valuation	$5.54	$69.07	$38.37
	569	Discounted Cash Flows
	12,649		Yield	9.4%	17.5%	12.7%
			Projected Collateral Losses	1.2%	39.8%	5.8%
			Projected Collateral Recoveries	60.2%	96.5%	92.8%
CLOs	17,925	Market Quotes	Non Binding Third-Party Valuation	$3.96	$92.00	$57.94
	6,673	Discounted Cash Flows
	24,598		Yield(2)	13.2%	36.1%	23.3%
Agency interest only RMBS	2,358	Market Quotes	Non Binding Third-Party Valuation	$11.83	$20.44	$16.54
	4,669	Option Adjusted Spread ("OAS")
	7,027		LIBOR OAS(3)(4)	57	4,217	554
			Projected Collateral Prepayments	23.2%	100.0%	55.3%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
ABS backed by consumer loans	$73,644	Discounted Cash Flows	Yield	6.7%	27.9%	13.5%
			Projected Collateral Prepayments	0.0%	18.3%	14.4%
			Projected Collateral Losses	0.6%	35.2%	21.3%
Corporate debt and equity	18,644	Discounted Cash Flows	Yield	0.0%	49.6%	16.4%
Performing and re-performing residential mortgage loans	1,416,951	Discounted Cash Flows	Yield	0.5%	53.5%	8.7%
Securitized residential mortgage loans(5)(6)	1,539,170	Market Quotes	Non Binding Third-Party Valuation	$0.54	$98.22	$86.45
	125,900	Discounted Cash Flows
	1,665,070		Yield	4.4%	40.8%	8.3%
Non-performing residential mortgage loans	33,497	Discounted Cash Flows	Yield	3.7%	79.6%	13.7%
			Recovery Amount	1.5%	220.6%	21.4%
			Months to Resolution	3.0	105.6	16.8
Performing commercial mortgage loans	386,741	Discounted Cash Flows	Yield	5.2%	16.5%	10.5%
Non-performing commercial mortgage loans	17,583	Discounted Cash Flows	Yield	23.0%	25.1%	24.8%
			Recovery Amount	100.0%	100.5%	100.4%
			Months to Resolution	1.8	5.8	2.3
Consumer loans	4,843	Discounted Cash Flows	Yield	10.6%	28.2%	17.6%
			Projected Collateral Prepayments	0.1%	21.7%	12.2%
			Projected Collateral Losses	0.4%	61.2%	13.2%
Corporate loans	4,086	Discounted Cash Flows	Yield	6.0%	13.0%	7.1%
Reverse Mortgage Loans—HECM	7,993,635	Discounted Cash Flows	Yield	4.2%	6.3%	5.2%
			Conditional Prepayment Rate	1.8%	44.6%	9.8%
Reverse Mortgage Loans—Proprietary	103,602	Discounted Cash Flows	Yield	6.5%	8.6%	8.1%
			Conditional Prepayment Rate	11.0%	37.1%	13.8%
MSRs	8,108	Discounted Cash Flows	Yield	12.0%	12.0%	12.0%
			Conditional Prepayment Rate	11.0%	37.1%	14.7%
Servicing Asset	999	Discounted Cash Flows	Yield	11.7%	11.7%	11.7%
Loan Commitments	3,060	Discounted Cash Flows	Pull-through rate	56.2%	100.0%	73.7%
			Cost to originate	2.4%	7.1%	4.4%
Investment in unconsolidated entities—Loan origination entities	37,099	Enterprise Value	Equity Price-to-Book(7)	1.0x	1.8x	1.1x
Investment in unconsolidated entities—Other	88,905	Enterprise Value	Net Asset Value	n/a	n/a	n/a
Investment in unconsolidated entities—Loan origination-related entities	1,042	Recent Transactions	Transaction Price	n/a	n/a	n/a
	127,046
Credit default swaps on asset-backed securities	76	Net Discounted Cash Flows	Projected Collateral Prepayments	22.9%	22.9%	22.9%
			Projected Collateral Losses	8.6%	8.6%	8.6%
			Projected Collateral Recoveries	12.3%	12.3%	12.3%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Other secured borrowings, at fair value(4)	$(1,539,881)	Market Quotes	Non Binding Third-Party Valuation	$54.94	$98.22	$87.34
			Yield	3.7%	8.5%	6.9%
			Projected Collateral Prepayments	93.3%	96.3%	94.5%
HMBS-related obligations, at fair value	(7,787,155)	Discounted Cash Flows	Yield	4.1%	6.1%	5.1%
			Conditional Prepayment Rate	7.3%	36.7%	9.8%
Senior notes, at fair value	(191,835)	Market Quotes	Non Binding Third-Party Valuation	$91.35	$91.35	$91.35
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

The tables below includes a roll-forward of the Company's financial instruments for the three-month periods ended March 31, 2023 and 2022 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended March 31, 2023

(In thousands)	Beginning Balance as of December 31, 2022	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2023
Assets:
Securities, at fair value:
Agency RMBS	$7,027	$(349)	$(13)	$156	$141	$(872)	$194	$(91)	$6,193
Non-Agency RMBS	132,502	132	891	(4,376)	30,533	(23,422)	21,582	(1,565)	156,277
CMBS	12,649	50	—	(1,421)	—	—	758	(269)	11,767
CLOs	24,598	169	89	(614)	1,481	(1)	2,952	—	28,674
Asset-backed securities backed by consumer loans	73,644	(1,327)	78	(2,072)	12,140	(10,263)	—	—	72,200
Corporate debt securities	7,533	—	(258)	271	2,895	(2,094)	—	—	8,347
Corporate equity securities	11,111	—	—	(40)	31	—	—	—	11,102
Loans, at fair value:
Residential mortgage loans	3,115,518	(1,662)	(5,588)	53,645	320,212	(457,381)	—	—	3,024,744
Commercial mortgage loans	404,324	—	(2)	340	36,220	(66,649)	—	—	374,233
Consumer loans	4,843	(246)	96	(254)	300	(770)	—	—	3,969
Corporate loan	4,086	—	(100)	1	936	(3)	—	—	4,920
Reverse mortgage loans(3)	8,097,237	—	(3)	171,567	420,478	(284,578)	—	—	8,404,701
MSRs, at fair value(3)	8,108	—	—	(8)	—	—	—	—	8,100
Servicing asset, at fair value	999	—	—	(700)	—	—	—	—	299
Loan commitments, at fair value	3,060	—	—	239	—	—	—	—	3,299
Investments in unconsolidated entities, at fair value	127,046	—	1,472	1,972	30,787	(42,530)	—	—	118,747
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	76	—	1	—	—	(1)	—	—	76
Total assets, at fair value	$12,034,361	$(3,233)	$(3,337)	$218,706	$856,154	$(888,564)	$25,486	$(1,925)	$12,237,648
Liabilities:
Other secured borrowings, at fair value	(1,539,881)	(402)	—	(29,680)	35,371	—	—	—	(1,534,592)
Senior notes, at fair value	(191,835)	—	—	6,510	—	—	—	—	(185,325)
HMBS-related obligations, at fair value	(7,787,155)	—	—	(131,534)	275,618	(332,845)	—	—	(7,975,916)
Total liabilities, at fair value	$(9,518,871)	$(402)	$—	$(154,704)	$310,989	$(332,845)	$—	$—	$(9,695,833)
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
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2023, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2023. For Level 3 financial instruments held by the Company at March 31, 2023, change in net unrealized gain (loss) of $(3.6) million, $225.5 million, $(8) thousand, $(0.7) million, $0.2 million, $(1.9) million, $(29.7) million, $6.5 million, and $(131.5) million for the three-month period ended March 31, 2023 relate to securities, loans , MSRs, servicing asset, loan commitments, investments in unconsolidated entities, other secured borrowings, senior notes, and HMBS-related obligations, respectively.

At March 31, 2023, the Company transferred $1.9 million of assets from Level 3 to Level 2 and $25.5 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
Three-Month Period Ended March 31, 2022

(In thousands)	Beginning Balance as of December 31, 2021	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2022
Assets:
Securities, at fair value:
Agency RMBS	$9,710	$(573)	$362	$(1,211)	$399	$(514)	$1,500	$(1,052)	$8,621
Non-Agency RMBS	134,888	479	(126)	(2,391)	3,401	(6,688)	5,998	(18,785)	116,776
CMBS	13,134	41	1,143	(747)	3,101	(2,234)	2,926	(7,838)	9,526
CLOs	26,678	(716)	953	1,610	—	(5,781)	2,876	(2,796)	22,824
Asset-backed securities backed by consumer loans	73,108	(1,113)	(274)	(2,023)	18,792	(11,986)	—	—	76,504
Corporate debt securities	5,198	—	1,535	(1,508)	1,728	(6,453)	—	—	500
Corporate equity securities	7,556	—	1,625	(829)	4,127	(2,638)	—	—	9,841
Loans, at fair value:
Residential mortgage loans	2,016,228	(4,467)	1,511	(70,512)	723,095	(232,848)	—	—	2,433,007
Commercial mortgage loans	326,197	—	10	164	267,642	(164,059)	—	—	429,954
Consumer loans	62,365	(2,139)	(180)	(466)	10,946	(60,648)	—	—	9,878
Corporate loan	10,531	—	—	—	1,650	(393)	—	—	11,788
Investment in unconsolidated entities, at fair value	195,643	—	878	(6,384)	139,208	(110,042)	—	—	219,303
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	303	—	(4)	1	4	—	—	—	304
Total assets, at fair value	$2,881,539	$(8,488)	$7,433	$(84,296)	$1,174,093	$(604,284)	$13,300	$(30,471)	$3,348,826
Liabilities:
Other secured borrowings, at fair value(3)	$(984,168)	$—	$—	$55,641	$114,754	$(402,769)	$—	$—	$(1,216,542)
Senior notes, at fair value	—	—	—	—	—	(210,000)	—	—	(210,000)
Total liabilities, at fair value	$(984,168)	$—	$—	$55,641	$114,754	$(612,769)	$—	$—	$(1,426,542)
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

The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023		December 31, 2022
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$188,555	$188,555	$217,053	$217,053
Restricted cash	1,601	1,601	4,816	4,816
Due from brokers	24,291	24,291	36,761	36,761
Reverse repurchase agreements	180,934	180,934	226,444	226,444
Liabilities:
Repurchase agreements	2,285,898	2,285,898	2,609,685	2,609,685
Other secured borrowings	363,640	363,640	276,058	276,058
Due to brokers	35,431	35,431	34,507	34,507
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

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of March 31, 2023 and December 31, 2022.
March 31, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$82,439	$1,090	$83,529	$111	$(6,554)	$77,086	2.55%	2.04%	3.92
20-year fixed-rate mortgages	7,023	366	7,389	—	(1,194)	6,195	2.41%	1.57%	6.77
30-year fixed-rate mortgages	761,446	14,982	776,428	1,185	(57,240)	720,373	3.78%	3.33%	7.74
Adjustable rate mortgages	5,952	574	6,526	—	(645)	5,881	3.49%	2.22%	4.72
Reverse mortgages	28,159	3,486	31,645	—	(3,007)	28,638	4.17%	2.61%	4.93
Interest only securities	n/a	n/a	14,717	1,093	(871)	14,939	1.29%	10.68%	5.32
Non-Agency RMBS	393,738	(135,108)	258,630	5,943	(29,365)	235,208	4.61%	8.53%	6.52
CMBS	38,996	(17,527)	21,469	337	(8,681)	13,125	2.54%	8.32%	8.55
Non-Agency interest only securities	n/a	n/a	29,771	5,214	(1,952)	33,033	0.18%	14.87%	6.97
CLOs	n/a	n/a	46,990	2,922	(17,744)	32,168	2.09%	8.72%	2.92
ABS backed by consumer loans	118,319	(35,170)	83,149	341	(11,290)	72,200	12.00%	13.67%	1.24
Corporate debt	31,394	(23,316)	8,078	819	(550)	8,347	—%	—%	2.55
Corporate equity	n/a	n/a	9,258	3,141	(1,297)	11,102	n/a	n/a	n/a
U.S. Treasury securities	130,153	219	130,372	1,540	(660)	131,252	3.73%	3.67%	6.43
Total Long	1,597,619	(190,404)	1,507,951	22,646	(141,050)	1,389,547	1.45%	5.31%	6.59
Short:
U.S. Treasury securities	(141,340)	1,803	(139,537)	6,501	(26)	(133,062)	2.11%	2.34%	3.79
European sovereign bonds	(26,668)	(1,025)	(27,693)	2,453	—	(25,240)	0.01%	0.15%	1.93
Total Short	(168,008)	778	(167,230)	8,954	(26)	(158,302)	1.78%	1.98%	3.50
Total	$1,429,611	$(189,626)	$1,340,721	$31,600	$(141,076)	$1,231,245	1.44%	4.97%	6.27
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
The following tables detail weighted average life of the Company's Agency RMBS as of March 31, 2023 and December 31, 2022.
March 31, 2023:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$19,952	$20,363	3.72%	$1,985	$2,168	0.69%
Greater than three years and less than seven years	316,968	336,873	4.16%	10,081	9,705	1.96%
Greater than seven years and less than eleven years	499,799	546,523	3.37%	2,596	2,518	1.58%
Greater than eleven years	1,454	1,758	2.50%	277	326	0.69%
Total	$838,173	$905,517	3.66%	$14,939	$14,717	1.29%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of March 31, 2023 and December 31, 2022.
March 31, 2023:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$81,904	$85,166	3.62%	$7,267	$6,653	0.15%	$97,458	$118,386	5.47%
Greater than three years and less than seven years	80,754	86,740	5.61%	3,089	3,704	1.50%	133,695	137,301	3.51%
Greater than seven years and less than eleven years	52,894	67,798	4.26%	22,351	19,124	0.16%	12,814	12,902	4.13%
Greater than eleven years	32,781	40,395	4.48%	326	290	1.24%	—	—	—%
Total	$248,333	$280,099	4.42%	$33,033	$29,771	0.18%	$243,967	$268,589	4.78%
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

The following table details the components of interest income by security type for the three-month periods ended March 31, 2023 and 2022:

	Three-Month Period Ended
(In thousands)	March 31, 2023			March 31, 2022
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$9,349	$(2,228)	$7,121	$14,335	$(6,137)	$8,198
Non-Agency RMBS and CMBS	6,431	161	6,592	4,086	28	4,114
CLOs	953	187	1,140	1,729	(585)	1,144
Other securities(1)	5,843	(1,374)	4,469	5,557	(1,113)	4,444
Total	$22,576	$(3,254)	$19,322	$25,707	$(7,807)	$17,900
(1)Other securities includes ABS backed by consumer loans, corporate debt securities, and U.S. Treasury securities.
For the three-month periods ended March 31, 2023 and 2022 the Catch-Up Premium Amortization Adjustment was $(0.5) million and $(0.6) million, respectively.
The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three-month periods ended March 31, 2023 and 2022.

	Three-Month Period Ended
(In thousands)	March 31, 2023
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$205,504	$796	$(26,336)	$(25,540)
Non-Agency RMBS and CMBS	27,188	1,084	(15)	1,069
CLOs	—	89	—	89
Other securities(3)	274,056	320	(1,749)	(1,429)
Total	$506,748	$2,289	$(28,100)	$(25,811)
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(5.7) million for the three-month period ended March 31, 2023, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

	Three-Month Period Ended
(In thousands)	March 31, 2022
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$391,924	$1,203	$(12,500)	$(11,297)
Non-Agency RMBS and CMBS	6,509	1,957	(39)	1,918
CLOs	16,366	1,981	(619)	1,362
Other securities(3)	15,697	3,473	(315)	3,158
Total	$430,496	$8,614	$(13,473)	$(4,859)
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

The following tables present the fair value and gross unrealized losses of our long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost bases, by length of time that such securities have been in an unrealized loss position at March 31, 2023 and December 31, 2022.
March 31, 2023:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$281,597	$(10,070)	$440,429	$(58,421)	$722,026	$(68,491)
Non-Agency RMBS and CMBS	32,147	(2,724)	31,886	(7,850)	64,033	(10,574)
CLOs	—	—	14,157	(2,531)	14,157	(2,531)
Other securities(1)	61,182	(1,112)	1,145	(847)	62,327	(1,959)
Total	$374,926	$(13,906)	$487,617	$(69,649)	$862,543	$(83,555)
(1)Other securities includes corporate debt and equity securities.
December 31, 2022:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$577,047	$(51,817)	$326,223	$(57,564)	$903,270	$(109,381)
Non-Agency RMBS and CMBS	46,644	(5,205)	26,194	(4,959)	72,838	(10,164)
CLOs	6,035	(466)	12,212	(3,488)	18,247	(3,954)
Other securities(1)	90,523	(2,855)	726	(693)	91,249	(3,548)
Total	$720,249	$(60,343)	$365,355	$(66,704)	$1,085,604	$(127,047)
(1)Other securities includes corporate debt and equity securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of March 31, 2023 and December 31, 2022, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $36.6 million and $35.1 million, respectively, related to adverse changes in estimated future cash flows on its securities.
The Company has determined for certain securities that a portion of such securities cost basis is not collectible. For the three-month periods ended March 31, 2023 and 2022, the Company recognized realized losses on these securities of $(5.7) million and $(1.6) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, corporate, and reverse mortgage loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of March 31, 2023 and December 31, 2022:

	As of
(In thousands)	March 31, 2023		December 31, 2022
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$3,261,327	$3,024,744	$3,404,544	$3,115,518
Commercial mortgage loans	376,291	374,233	406,721	404,324
Consumer loans	4,341	3,969	5,190	4,843
Corporate loans	4,965	4,920	4,132	4,086
Reverse mortgage loans	8,038,532	8,404,701	7,788,490	8,097,237
Total	$11,685,456	$11,812,567	$11,609,077	$11,626,008

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
The following table provides details, by loan type, for residential and commercial mortgage and consumer loans that are 90 days or more past due as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023		December 31, 2022
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$72,398	$68,094	$50,994	$47,022
Commercial mortgage loans	28,261	28,117	17,656	17,583
Consumer loans	124	102	170	145
Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of March 31, 2023 and December 31, 2022.
March 31, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$3,261,327	$42,841	$3,304,168	$3,882	$(283,306)	$3,024,744	6.56%	6.17%	4.22
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.663 billion of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $(251.7) million of gross unrealized losses. See Residential Mortgage Loan Securitizations in Note 12 for additional information.
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

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of March 31, 2023 and December 31, 2022:

Property Location by U.S. State	March 31, 2023	December 31, 2022
California	32.1%	33.2%
Florida	18.2%	17.2%
Texas	10.2%	10.3%
Utah	3.4%	3.4%
Arizona	3.0%	3.1%
North Carolina	2.8%	2.8%
Georgia	2.7%	2.6%
Pennsylvania	2.5%	2.3%
Tennessee	2.1%	2.1%
New Jersey	2.0%	1.8%
Massachusetts	1.9%	1.9%
Nevada	1.7%	1.8%
Illinois	1.7%	1.6%
Colorado	1.6%	1.7%
Washington	1.6%	1.7%
New York	1.4%	1.4%
Oregon	1.2%	1.3%
Ohio	1.1%	1.1%
Maryland	1.0%	1.0%
Connecticut	1.0%	0.9%
Other	6.8%	6.8%
	100.0%	100.0%
The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of March 31, 2023 and December 31, 2022.

	As of
	March 31, 2023		December 31, 2022
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$9,475	$8,190	$9,903	$8,836
Non-performing	71,211	67,030	49,144	45,110
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. As of March 31, 2023 and December 31, 2022, the Company had expected future credit losses related to adverse changes in estimated future cash flows, which it tracks for purposes of calculating interest income, of $23.4 million and $23.7 million, respectively, related to its residential mortgage loans.
As of March 31, 2023 and December 31, 2022, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $43.4 million and $27.7 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of March 31, 2023 and December 31, 2022:
March 31, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$376,291	$—	$376,291	$2	$(2,060)	$374,233	11.26%	11.12%	0.82
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $28.1 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of March 31, 2023 and December 31, 2022:

Property Location by U.S. State	March 31, 2023	December 31, 2022
Florida	19.2%	20.5%
Texas	14.4%	13.4%
New York	14.2%	9.4%
Arizona	7.7%	9.0%
Massachusetts	6.3%	5.5%
Michigan	6.0%	5.5%
New Jersey	5.5%	6.2%
Illinois	5.0%	4.6%
Oklahoma	4.5%	4.2%
Ohio	4.1%	3.8%
Georgia	4.0%	5.4%
North Carolina	4.0%	3.7%
Connecticut	2.4%	2.2%
Louisiana	1.7%	1.5%
Pennsylvania	—%	1.5%
New Hampshire	—%	2.2%
Rhode Island	—%	1.0%
Other	1.0%	0.4%
	100.0%	100.0%
As of March 31, 2023, the Company had three non-performing commercial mortgage loans with an unpaid principal balance and fair value of $28.3 million and $28.1 million, respectively. As of December 31, 2022, the Company had two non-performing commercial mortgage loan with an unpaid principal balance and fair value of $17.7 million and $17.6 million, respectively.

As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of March 31, 2023 and December 31, 2022, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $2.1 million and $2.4 million, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
The Company did not have any commercial mortgage loans in the process of foreclosure as of March 31, 2023 or December 31, 2022.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of March 31, 2023 and December 31, 2022:
March 31, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$4,341	$186	$4,527	$274	$(832)	$3,969	0.78	11
(1)Includes $0.1 million of charged-off loans for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of March 31, 2023 and December 31, 2022.

Days Past Due	March 31, 2023	December 31, 2022
Current	89.3%	90.3%
30-59 Days	4.5%	4.2%
60-89 Days	3.4%	2.3%
90-119 Days	2.6%	3.1%
>120 Days	0.2%	0.1%
	100.0%	100.0%
During the three-month periods ended March 31, 2023 and 2022, the Company charged off $0.2 million and $1.3 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of March 31, 2023 and December 31, 2022, the Company held charged-off consumer loans with an aggregate fair value of $0.1 million and $0.2 million, respectively, for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of both March 31, 2023 and December 31, 2022, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.5 million, on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the three-month periods ended March 31, 2023 and 2022, the Company recognized realized losses on these loans of $(0.3) million and $(26) thousand, respectively.
Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of March 31, 2023 and December 31, 2022:
March 31, 2023:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$4,965	$4,920	8.05%	2.36
(1)See Note 23 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2022:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$4,132	$4,086	5.47%	2.74
(1)See Note 23 for further details on the Company's unfunded commitments related to certain of its corporate loans.
Reverse Mortgage Loans
The table below details certain information regarding the Company's reverse mortgage loans as of March 31, 2023 and December 31, 2022.
March 31, 2023:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans collateralizing HMBS	$7,723,014	$8,078,684	6.12%	5.10
Unsecuritized HECM loans(1)	186,402	187,783	6.69%	4.73
Total reverse mortgage loans, held-for-investment	7,909,416	8,266,467	6.14%	5.09
Reverse mortgage loans, held-for-sale	129,116	138,234	10.47%	16.81
Total reverse mortgage loans	$8,038,532	$8,404,701	6.21%	5.28
(1)Includes unpoolable HECM loans with an unpaid principal balance of $80.5 million.
December 31, 2022:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans collateralizing HMBS	$7,577,139	$7,873,964	5.80%	4.99
Unsecuritized HECM loans	110,911	119,671	6.53%	7.15
Total reverse mortgage loans, held-for-investment	7,688,050	7,993,635	5.81%	5.02
Reverse mortgage loans, held-for-sale	100,440	103,602	10.35%	17.63
Total reverse mortgage loans	$7,788,490	$8,097,237	5.87%	5.18
Unpoolable HECM loans can include unsecuritized subsequent tail loans on inactive HECM loans as well as HECM loans that have reached 98% of their respective maximum claim amount, or the "MCA, and repurchased from the HMBS pool, or "HECM Buyout Loans." The MCA is equal to the lesser of a home's appraised value at the point in time that the conditional commitment is issued or the maximum loan limit that can be insured by FHA. Unpoolable HECM loans are not eligible for securitization into HMBS.
HECM loans where the borrower is deceased, no longer occupies the property, or is delinquent on tax and/or insurance payments, are categorized as "inactive." Inactive HECM loans are generally foreclosed upon and subsequently sold. Active

HECM loans that have reached the MCA and have been repurchased from the HMBS pool, or "ABOs," are subsequently assigned to the U.S. Department of Housing and Urban Development, or "HUD," which then reimburses the Company for the outstanding debt on the repurchased loan, up to the MCA. For inactive HECM Buyout Loans, or "NABOs," following resolution of the loan the Company files a claim with HUD for any recoverable remaining principal and advance balances. The timing and amount of the Company obligations with respect to MCA repurchases is uncertain as repurchase is dependent largely on circumstances outside of the Company’s control, including the amount and timing of future draws and the status of the loan.
The following table provides details on the Company's unpoolable HECM loans as of March 31, 2023:

(In thousands)	March 31, 2023
Unpoolable HECM Loan Type	Unpaid Principal Balance	Fair Value
ABOs	$55,656	$51,963
NABOs	20,499	16,352
HECM tail loans(1)	4,392	4,411
Total unpoolable HECM loans	$80,547	$72,726
(1)Includes HECM tail loans where the borrower is not in compliance with the terms of the underlying loan.
In March 2023, the Company entered into various agreements including a Master Loan Purchase and Servicing Agreement (the "MLPS Agreement") with a third party (the "MLPS Counterparty"), whereby it agreed to purchase and service HECM Buyout Loans with an unpaid principal balance of $80.1 million that had been previously repurchased from various HMBS pools by a third party HMBS issuer, and simultaneously finance such loans with the MLPS Counterparty. As of March 31, 2023, the Company held HECM Buyout Loans purchased under the MLPS Agreement with a fair value of $65.0 million, which are included in Loans, at fair value on the Condensed Consolidated Balance Sheet. Under the terms of the purchase, the Company held back a portion of the proceeds which are to be paid to the MLPS Counterparty once an extended due diligence period concludes; as of March 31, 2023, $4.4 million was due to the MLPS Counterparty pursuant to this holdback, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.
As of March 31, 2023, the Company had $299.2 million in unpaid principal balance of inactive reverse mortgage loans, of which $296.5 million related to HECM loans and the remainder related to proprietary reverse mortgage loans. As of December 31, 2022, the Company had $267.0 million in unpaid principal balance of inactive reverse mortgage loans, of which $265.9 million related to HECM loans and the remainder related to proprietary reverse mortgage loans.

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's reverse mortgage loans as a percentage of total outstanding unpaid principal balance, as of March 31, 2023 and December 31, 2022.

Property Location by U.S. State	March 31, 2023	December 31, 2022
California	27.9%	31.5%
Florida	9.2%	9.1%
Colorado	6.7%	6.4%
Arizona	5.9%	5.7%
Washington	5.2%	4.9%
Utah	4.8%	4.5%
Texas	4.3%	4.0%
Oregon	3.0%	2.8%
Massachusetts	2.6%	2.4%
Idaho	2.6%	2.3%
New York	2.4%	2.2%
Nevada	2.2%	2.1%
North Carolina	2.0%	1.9%
Virginia	1.8%	1.7%
Ohio	1.6%	1.5%
Georgia	1.5%	1.3%
Maryland	1.5%	1.4%
New Jersey	1.4%	1.4%
South Carolina	1.4%	1.4%
Pennsylvania	1.3%	1.2%
Tennessee	1.2%	1.1%
Other	9.5%	9.2%
	100.0%	100.0%
6. Mortgage Servicing Rights
Certain of the reverse mortgage loans originated by the Company are ineligible for inclusion in HMBS, and are not guaranteed by the FHA ("Proprietary reverse mortgage loans"). The Company has entered into a Sale and Servicing Agreement (the "Sale and Servicing Agreement) with a third party (the "Proprietary Loan Purchaser") whereby the Company originated reverse mortgage loans based on specific proprietary criteria and committed to sell such loans to the Proprietary Loan Purchaser. Upon the sale of such loans to the Proprietary Loan Purchaser, the Company retained the rights and obligations of servicing such loans and an MSR asset was recorded.
As of March 31, 2023, the Company was servicing a portfolio of Proprietary reverse mortgage loans with an unpaid principal balance of $784.6 million, and the fair value of the related MSRs was $8.1 million. As of December 31, 2022, the Company was servicing a portfolio of Proprietary reverse mortgage loans with an unpaid principal balance of $774.6 million, and the fair value of the related MSRs was $8.1 million.
The value of these MSRs is driven by the net cash flows associated with servicing activities, which include contractually specified servicing fees, late fees, and other ancillary servicing revenue. The Company recognized income of $(8) thousand related to its MSRs for the three-month period ended March 31, 2023, which is included in Other (net) on the Condensed Consolidated Statement of Operations. The Company did not hold any MSRs during the three-month period ended March 31, 2022.
7. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of March 31, 2023 and December 31, 2022, the Company's investments in unconsolidated entities had an aggregate fair value of $118.7 million and $127.0 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the three-month periods ended

March 31, 2023 and 2022, the Company recognized $3.4 million and $(5.5) million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of March 31, 2023 and December 31, 2022, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $81.8 million and $82.4 million, respectively.
The following table provides details about the Company's investments in unconsolidated entities as of March 31, 2023 and December 31, 2022:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	March 31, 2023	December 31, 2022
Loan Originators:
LendSure Mortgage Corp.(1)(2)	Common shares	49.9%	49.9%
Other(1)	Various	24.7%–50.0%	24.7%–80.0%
Co-investments with Ellington affiliate(s)(1):
Elizon DB 2015-1 LLC(3)(4)	Membership Interest	17.1%	14.6%
Elizon NM CRE 2020-1 LLC(3)(5)	Membership Interest	15.9%	20.2%
Elizon CH CRE 2021-1 LLC(3)(6)	Membership Interest	30.3%	34.2%
Elizon NAT CRE 2021-1 LLC(3)(7)	Membership Interest	12.2%	15.5%
Equity investments in securitization-related vehicles, including risk retention vehicles(8)	Membership Interest	24.6%–84.5%	24.6%–84.5%
Other:
Jepson Holdings Limited(1)(3)	Membership Interest	1.8%	1.9%
Other(1)(3)(9)	Various	6.1%-79.0%	9.9%–79.0%
(1)See Note 15 for additional details on the Company's related party transactions.
(2)Excludes investment in equity interests convertible into non-voting common shares; including such interests the Company's additional non-voting stake in the entity was 13.8% as of both March 31, 2023 and December 31, 2022. See Note 15 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(4)As discussed in Note 15 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 15) each consolidate their segregated silos of the Joint Entity (as defined in Note 15). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 56.7% and 62.4% as of March 31, 2023 and December 31, 2022, respectively.
(5)As discussed in Note 15 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 15) each consolidate their segregated silos of the Joint Entity (as defined in Note 15). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 63.1% and 54.2% as of March 31, 2023 and December 31, 2022, respectively.
(6)As discussed in Note 15 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 15) each consolidate their segregated silos of the Joint Entity (as defined in Note 15). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 56.0% and 57.4% as of March 31, 2023 and December 31, 2022, respectively.
(7)As discussed in Note 15 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 15) each consolidate their segregated silos of the Joint Entity (as defined in Note 15). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 60.6% and 66.6% as of March 31, 2023 and December 31, 2022.
(8)Includes interests in Consumer Risk Retention Vehicles, as defined in Note 12—Participation in Multi-Seller Consumer Loan Securitizations, and Participated Risk Retention Vehicle and Residential Loan JV, as defined in Note 12—Residential Mortgage Loan Securitizations. The Company has evaluated these entities and determined that they do not meet the definition of a VIE. The Company evaluated its interest in the entity under the voting interest model outlined in ASC 810, and has determined that the Company does not control these entities. As a result, the Company has not consolidated the entity. See Note 12 for additional details on the Company's securitization transactions.
(9)Includes interest in warehouse facilities; see Note 15—Participation in CLO Transactions, for additional details.
As of March 31, 2023 and December 31, 2022, the Company had non-controlling equity interests in various loan originators, including LendSure Mortgage Corp., or "LendSure," a mortgage loan originator. The Company's investment in LendSure was considered significant pursuant to Regulation S-X for the three-month period ended March 31, 2022. For the three-month periods ended March 31, 2023 and 2022, the Company recognized $(1.5) million and $(4.3) million, respectively, of unrealized gains (losses) from its investment in LendSure, which is included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations. As of March 31, 2023 and December 31, 2022, the fair value of the Company's investment in LendSure was $25.2 million and $26.7 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The following table provides a summary of the results of operations of LendSure for the three-month periods ended March 31, 2023 and 2022.

	Three-Month Period Ended
(In thousands)	March 31, 2023	March 31, 2022
Revenue	$6,561	$15,562
Net income (loss)	$(1,365)	$399
8. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the three-month periods ended March 31, 2023 and 2022:

	Three-Month Period Ended
	March 31, 2023		March 31, 2022
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2022 and 2021, respectively)	97	$28,403	7	$24,681
Transfers from mortgage loans	12	3,140	2	948
Capital expenditures and other adjustments to cost		180		—
Adjustments to record at the lower of cost or fair value		(69)		(570)
Dispositions	(11)	(4,937)	(1)	(526)
Ending Balance (March 31, 2023 and 2022, respectively)	98	$26,717	8	$24,533
During the three-month period ended March 31, 2023, the Company sold eleven REO properties, realizing a net gain (loss) of approximately $(0.1) million. During the three-month period ended March 31, 2022, the Company sold one REO property, realizing a net gain (loss) of approximately $(27) thousand. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Condensed Consolidated Statement of Operations. As of both March 31, 2023 and December 31, 2022, all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $20.6 million were measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022.

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
The following table details the fair value of the Company's holdings of financial derivatives as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$1,482	$—
TBA securities sale contracts	42	7,985
Fixed payer interest rate swaps	80,708	116,768
Fixed receiver interest rate swaps	15,691	254
Credit default swaps on asset-backed securities	76	76
Credit default swaps on asset-backed indices	4,846	3,366
Credit default swaps on corporate bond indices	44	83
Futures	88	2,772
Forwards	—	77
Warrants	1,056	1,137
Total financial derivatives–assets, at fair value	104,033	132,518
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(15)	(2,007)
TBA securities sale contracts	(5,608)	—
Fixed payer interest rate swaps	(2,360)	(1,408)
Fixed receiver interest rate swaps	(10,851)	(48,882)
Credit default swaps on asset-backed indices	(33)	(33)
Credit default swaps on corporate bonds	(277)	(259)
Credit default swaps on corporate bond indices	(1,720)	(1,513)
Futures	(3,076)	(96)
Forwards	(305)	—
Total financial derivatives–liabilities, at fair value	(24,245)	(54,198)
Total	$79,788	$78,320

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of March 31, 2023 and December 31, 2022:
March 31, 2023:

			Weighted Average
	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$334,060	$6,655	0.55%	4.92%	0.33
2024	627,333	8,793	3.17	4.89	1.36
2025	216,224	5,263	2.98	4.87	2.12
2026	59,600	179	3.67	4.87	2.92
2027	209,841	6,731	2.78	4.87	4.20
2028	160,255	8,871	2.39	4.87	5.03
2029	54,428	3,504	2.45	4.97	6.07
2030	68,300	4,614	2.30	4.88	7.14
2031	161,009	20,352	1.71	4.92	8.21
2032	183,517	6,220	2.81	4.87	9.32
2033	253,370	2,738	3.09	4.87	9.92
2035	500	132	0.78	4.83	12.56
2036	1,100	239	1.45	4.92	12.89
2037	45,000	2,347	2.81	4.87	14.41
2040	500	159	0.90	4.83	17.57
2049	5,796	484	2.89	4.77	25.78
2050	500	191	0.98	4.83	27.58
2052	5,000	876	2.07	4.87	29.02
Total	$2,386,333	$78,348	2.52%	4.89%	4.46

December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$664,398	$13,576	0.64%	4.51%	0.38
2024	817,850	17,326	3.03	4.35	1.55
2025	382,793	11,747	2.89	4.32	2.51
2026	100	12	0.79	4.41	3.58
2027	264,500	8,218	3.01	4.30	4.53
2028	114,119	14,230	1.44	4.37	5.49
2029	54,428	4,485	2.45	4.65	6.31
2030	68,300	5,763	2.30	4.36	7.39
2031	161,009	23,799	1.71	4.48	8.46
2032	236,277	10,161	2.98	4.30	9.63
2035	500	142	0.78	4.33	12.81
2036	1,100	267	1.45	4.67	13.13
2037	45,000	3,578	2.81	4.30	14.66
2040	500	171	0.90	4.33	17.82
2049	5,796	630	2.89	3.74	26.02
2050	500	203	0.98	4.33	27.82
2052	5,000	1,052	2.07	4.30	29.27
Total	$2,822,170	$115,360	2.27%	4.39%	3.47
The following tables provide information about the Company's fixed receiver interest rate swaps as of March 31, 2023 and December 31, 2022:
March 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$427,234	$1,102	4.87%	5.17%	1.00
2025	132,418	1,779	4.87	4.88	1.94
2026	419,686	(4,343)	4.87	3.41	2.96
2027	11,591	124	4.87	3.74	4.63
2028	188,179	6,252	4.87	4.14	4.94
2032	2,700	(133)	4.87	2.62	9.09
2033	29,052	561	4.87	3.45	9.89
2035	500	(135)	4.87	0.74	12.56
2040	500	(165)	4.87	0.84	17.57
2050	500	(202)	4.87	0.90	27.58
Total	$1,212,360	$4,840	4.87%	4.30%	2.68

December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$41,407	$(84)	4.74%	2.00%	0.22
2024	818,037	(25,569)	4.27	2.39	1.40
2025	328,775	(5,468)	4.30	3.48	2.84
2026	215,852	(11,312)	4.32	2.26	3.25
2027	311,007	(1,067)	4.30	3.67	4.89
2032	59,155	(4,596)	4.30	2.58	9.58
2035	500	(145)	4.30	0.74	12.81
2040	500	(175)	4.30	0.84	17.82
2050	500	(212)	4.30	0.90	27.82
Total	$1,775,733	$(48,628)	4.30%	2.79%	2.76
Credit Default Swaps
The following table provides information about the Company's credit default swaps as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023			December 31, 2022
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$248	$3	14.75	$253	$4	14.99
Credit default swaps on corporate bond indices	2,067	44	0.72	2,037	40	0.97
Short:
Credit default swaps on asset-backed securities	(220)	76	12.36	(220)	76	12.61
Credit default swaps on asset-backed indices	(51,995)	4,843	34.56	(58,004)	3,362	35.70
Credit default swaps on corporate bond indices	—	—	—	(1,498)	43	0.97
Liability:
Long:
Credit default swaps on asset-backed indices	65	(33)	26.23	65	(33)	26.48
Short:
Credit default swaps on corporate bonds	(16,400)	(277)	3.81	(16,400)	(259)	4.06
Credit default swaps on corporate bond indices	(136,398)	(1,720)	5.18	(165,006)	(1,513)	4.94
	$(202,633)	$2,936	12.64	$(238,773)	$1,720	12.35
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023			December 31, 2022
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Long Contracts:
U.S. Treasury futures	$1,900	$88	2.73	$—	$—	—
Short Contracts:
U.S. Treasury futures	—	—	—	(267,300)	2,772	2.70
Liabilities:
Long Contracts:
U.S. Treasury futures	—	—	—	1,900	(65)	2.70
Short Contracts:
U.S. Treasury futures	(191,300)	(3,076)	2.81	(49,800)	(31)	3.00
Total, net	$(189,400)	$(2,988)	2.81	$(315,200)	$2,676	2.75
Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
Description	Number of Shares Underlying Warrant(1)	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	3,115	$1,056	0.53	3,105	$1,137	0.77
(1)Excludes number of shares underlying warrant to purchase additional equity interest in a loan originator in which the Company currently holds an equity interest. The Company has the right to purchase 10% of the loan originator at the time of purchase for a pre-determined price. As of both March 31, 2023 and December 31, 2022, the fair value of the estimated fair value of such warrants was insignificant.
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

As of March 31, 2023 and December 31, 2022, the Company had outstanding TBA purchase and sale contracts as follows:

	March 31, 2023				December 31, 2022
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$86,380	$80,854	$82,336	$1,482	$—	$—	$—	$—
Liabilities	23,955	23,743	23,728	(15)	163,127	157,096	155,089	(2,007)
	110,335	104,597	106,064	1,467	163,127	157,096	155,089	(2,007)
Sale contracts:
Assets	(77,947)	(72,266)	(72,224)	42	(691,568)	(652,049)	(644,064)	7,985
Liabilities	(346,854)	(320,447)	(326,055)	(5,608)	—	—	—	—
	(424,801)	(392,713)	(398,279)	(5,566)	(691,568)	(652,049)	(644,064)	7,985
Total TBA securities, net	$(314,466)	$(288,116)	$(292,215)	$(4,099)	$(528,441)	$(494,953)	$(488,975)	$5,978
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
Gains and losses on the Company's derivative contracts for the three-month periods ended March 31, 2023 and 2022 are summarized in the tables below:

		Three-Month Period Ended March 31, 2023
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(1)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$5,791	$(31,075)	$(25,284)	$3,452	$13,173	$16,625
Credit default swaps on asset-backed securities	Credit		1	1		—	—
Credit default swaps on asset-backed indices	Credit		(275)	(275)		2,158	2,158
Credit default swaps on corporate bond indices	Credit		(1,348)	(1,348)		207	207
Credit default swaps on corporate bonds	Credit		(41)	(41)		(19)	(19)
Options	Credit		—	—		—	—
TBAs	Interest Rate		4,292	4,292		(10,077)	(10,077)
Futures	Interest Rate		(2,933)	(2,933)		(5,664)	(5,664)
Forwards	Currency		141	141		(382)	(382)
Warrants	Equity Market/Credit		—	—		(80)	(80)
Total		$5,791	$(31,238)	$(25,447)	$3,452	$(684)	$2,768
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $5 thousand for the three-month period ended March 31, 2023, which is included on the Condensed Consolidated Statement of Operations in Other, net.

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
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $(8) thousand for the three-month period ended March 31, 2022, which is included on the Condensed Consolidated Statement of Operations in Other, net.
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three-month period ended March 31, 2023 and the year ended December 31, 2022:

Derivative Type	Three-Month Period Ended March 31, 2023	Year Ended December 31, 2022
(In thousands)
Interest rate swaps	$4,283,193	$3,292,243
TBAs	721,556	796,003
Futures	300,675	186,446
Credit default swaps	254,288	130,819
Forwards	12,253	13,676
Options	—	13,846
Total return swaps	—	688
Warrants	3,110	3,378
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of March 31, 2023 and December 31, 2022, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at March 31, 2023 and December 31, 2022 are summarized below:

Credit Derivatives	March 31, 2023	December 31, 2022
(In thousands)
Fair Value of Written Credit Derivatives, Net	$14	$11
Notional Value of Written Credit Derivatives (1)	2,380	2,355
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of March 31, 2023, the implied credit spread on the Company's outstanding written credit derivative was 227 basis points; as of December 31, 2022, implied credit spread on the Company's written credit derivative was 310 basis points. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(33) thousand as of both March 31, 2023 and December 31, 2022, respectively. Estimated points up front on these contracts as of both March 31, 2023 and December 31, 2022 ranged between 46.3 and 88.8. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of both March 31, 2023 and December 31, 2022 were $0.8 million.
10. Other Assets
The following table provides additional details of the Company's assets included in Other assets on the Condensed Consolidated Balance Sheet at March 31, 2023 and December 31, 2022.

Other Assets	March 31, 2023	December 31, 2022
(In thousands)
Receivables and claims related to reverse mortgage loans repurchased from HMBS(1)	$65,784	$54,357
Prepaid expenses and deferred offering costs	7,271	7,541
Prepaid scheduled draws on reverse mortgage loans and amounts due from sub-servicer	5,085	2,105
Leases—right of use assets(2)	3,682	3,838
Intangible assets	3,049	3,275
Accounts receivable	2,286	2,418
Property and equipment(3)	1,372	1,406
Certificates of deposit, security deposits, and escrow cash	780	460
Servicing asset, at fair value(4)	299	999
Other	497	392
	$90,105	$76,791
(1)Represents receivables from third-parties and claims to HUD related to loans repurchased from HMBS. See Note 12, Issuance of HMBS for discussion on the maximum claim amount related to reverse mortgage loans in HMBS.
(2)See Note 23 for additional details on the Company's leases and ROU assets.
(3)Net of accumulated depreciation.
(4)See Note 12 for details on the Servicing asset.

On October 3, 2022, the Company completed the Longbridge Transaction as discussed in Note 24. In connection with the Longbridge Transaction, the Company identified and recognized $3.5 million of intangible assets. The following table details the Company's intangible assets as of March 31, 2023 and December 31, 2022.

	March 31, 2023				December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(In thousands)			(In months)	(In thousands)			(In months)
Intangible Asset:
Internally developed software	$1,400	$(233)	$1,167	36	$1,400	$(116)	$1,284	36
Trademarks/trade names	1,200	—	1,200	Indefinite	1,200	—	1,200	Indefinite
Customer relationships	700	(18)	682	240	700	(9)	691	240
Non-compete agreements	200	(200)	—	6	200	(100)	100	6
Total identified intangible assets	$3,500	$(451)	$3,049		$3,500	$(225)	$3,275
The following table summarizes changes in the Company's intangible assets for the three-month period ended March 31, 2023. The Company did not have any intangible assets during the three-month period ended March 31, 2022.

	Three-Month Period Ended March 31, 2023
(In thousands)	Internally developed software	Trademarks/trade names	Customer relationships	Non-compete agreements	Total
Net carrying value of intangible assets—Beginning Balance (December 31, 2022)	$1,284	$1,200	$691	$100	$3,275
Accumulated Amortization	(117)	—	(9)	(100)	(226)
Net carrying value of intangible assets—Ending Balance (March 31, 2023)	$1,167	$1,200	$682	$—	$3,049
The following table summarizes the Company's estimated future amortization expense on its intangible assets.

(In thousands)	March 31, 2023
2023	$376
2024	502
2025	385
2026	35
2027	35
Thereafter	516
Total	$1,849

11. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022. See Note 12 and Note 15 for additional information on the Company's consolidated VIEs.

(In thousands)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$11,623	$2,444
Securities, at fair value	72,200	73,644
Loans, at fair value	3,402,949	3,524,685
Investments in unconsolidated entities, at fair value	61,131	68,574
Real estate owned	21,400	21,121
Investment related receivables	27,684	21,893
Other assets	1,321	1,577
Total Assets	$3,598,308	$3,713,938
Liabilities
Repurchase agreements	$1,227,769	$1,333,098
Other secured borrowings	34,281	37,812
Other secured borrowings, at fair value	1,534,592	1,539,881
Interest payable	2,566	2,012
Accrued expenses and other liabilities	1,321	1,460
Total Liabilities	2,800,529	2,914,263
Total Stockholders' Equity	787,846	789,625
Non-controlling interests	9,933	10,050
Total Equity	797,779	799,675
Total Liabilities and Equity	$3,598,308	$3,713,938
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of March 31, 2023 and December 31, 2022, the fair value of the Company's investment in the notes issued by the CLO Issuers was $10.0 million and $11.3 million, respectively.
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
For the non-QM securitizations in which the Company participated between November 2017 and July 2022, the Sponsor and the Depositor are wholly-owned subsidiaries of the Company. The Company has subsequently participated in non-QM securitizations with other entities managed by Ellington (each a "Non-QM Co-Participant"), and in such cases the Sponsor and the Depositor are not subsidiaries of the Company.
Under the Dodd-Frank Act, sponsors of securitizations are generally required to retain at least 5% of the economic interest in the credit risk of the securitized assets (the "Risk Retention Rules"). In order to comply with the Risk Retention Rules, in each non-QM securitization for which the applicable Sponsor was a wholly-owned subsidiary of the Company, the Company purchased and intends to hold, at a minimum, the requisite amount of the most subordinated classes of Certificates and the excess cash flow certificates. The applicable Sponsor also purchased the Certificates entitled to excess servicing fees in each securitization, while the remaining classes of Certificates were purchased by unrelated parties. In the non-QM securitizations for which the Sponsor was not a wholly-owned subsidiary of the Company, the Company and the applicable Non-QM Co-Participants have membership interests in an entity formed for such purpose (the "Participated Risk Retention Vehicle") which purchased, and intends to hold, the requisite amount of each class of Certificate for each applicable non-QM securitization. The Participated Risk Retention Vehicle also purchased the Certificates entitled to excess servicing fees of such Issuing Entities. The remaining Certificates were purchased by the Company, the Non-QM Co-Participants, and/or various unrelated parties.
Notwithstanding that the Certificates carry final scheduled distribution dates in November 2059 or later, the applicable Depositor may, at its sole option, purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) the applicable anniversary of the closing date (typically two or three years) of the respective securitization or (2) the date on which the aggregate unpaid principal balance of the applicable Collateral Pool has declined below 30% of the aggregate unpaid principal balance of the applicable Collateral Pool as of the date as of which such loans were originally transferred to the applicable Issuing Entity. The purchase price that the Depositor is required to pay in connection with an Optional Redemption is equal to the sum of the unpaid principal balance of each class of Certificates as of the redemption date and any accrued and unpaid interest thereon. These Optional Redemption rights are held by the applicable Depositor and are deemed to give such Depositor effective control over the loans. In cases where the Depositor was a wholly-owned subsidiary of the Company, the transfers of non-QM loans to each of the Issuing Entities do not qualify as sales under ASC 860-10, and the Company continues to reflect the loans on its Condensed Consolidated Balance Sheet in Loans, at fair value. In cases where the Depositor was not wholly-owned or consolidated by the Company, the transfers of non-QM loans to the Issuing Entities did qualify as sales in accordance with ASC 860-10.
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
The following table details the Company's outstanding consolidated residential mortgage loan securitizations:

Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor	Total Face Amount of Certificates Issued(1)
		(In thousands)
Ellington Financial Mortgage Trust 2019-2	11/19	$267,255	$267,255
Ellington Financial Mortgage Trust 2020-1	6/20	259,273	259,273
Ellington Financial Mortgage Trust 2020-2	10/20	219,732	219,732
Ellington Financial Mortgage Trust 2021-1	2/21	251,771	251,771
Ellington Financial Mortgage Trust 2021-2	6/21	331,777	331,777
Ellington Financial Mortgage Trust 2021-3	10/21	257,645	257,645
Ellington Financial Mortgage Trust 2022-1	1/22	417,188	417,188
Ellington Financial Mortgage Trust 2022-2	4/22	425,651	425,651
Ellington Financial Mortgage Trust 2022-3	7/22	345,652	345,652
(1)The Sponsor purchased various classes of Certificates issued by each Issuing Entity in order to comply with the Risk Retention Rules.
The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Condensed Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Assets:
Loans, at fair value	$1,662,848	$1,665,070
Investment related receivables	9,103	4,464
Liabilities:
Other secured borrowings, at fair value	1,534,592	1,539,881
Non-Consolidated Residential Mortgage Loan Securitizations
As described above, the Company has also participated in non-QM securitizations with various Non-QM Co-Participants. For the non-QM securitization which closed in December 2022, the Company and the Non-QM Co-Participant each sold loans to a jointly held entity (the "Residential Loan JV") which then transferred the loans to the respective series of the applicable Sponsor, which is wholly-owned by the Residential Loan JV, for further transfer to the applicable Depositor. For the non-QM securitization which closed in February 2023, the Company and the Non-QM Co-Participants each sold loans directly to the respective series of the applicable Sponsor, for further transfer to the applicable Depositor. The sales by the Company in each instance were accounted for as sales in accordance with ASC 860-10.
The following table provides details on outstanding non-consolidated residential mortgage loan securitizations in which the Company has participated:

Issuing Entity	Closing Date	Principal Balance of Loans Sold By the Company	Principal Balance of Loans Sold By the Non-QM Co-Participants	Total Face Amount of Certificates Issued(1)
		(In thousands)
Ellington Financial Mortgage Trust 2022-4	12/22	$309,998	$55,264	$365,262
Ellington Financial Mortgage Trust 2023-1	2/23	176,218	154,149	330,367
In order to comply with the Risk Retention Rules, the Participated Risk Retention Vehicle purchased a percentage of each of the classes of Certificates issued by the respective Issuing Entities. The aggregate fair value of the Company's ownership interests in the Residential Loan JV, and respective series of both the Participated Risk Retention Vehicle and Sponsor, was $8.9 million as of March 31, 2023 and $2.6 million as of December 31, 2022. Such interests are included on the Condensed

Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. In addition, the Company and the non-QM Co-Participants have also purchased directly certain of the Certificates issued by the non-consolidated Issuing Entities. As of March 31, 2023 and December 31, 2022, the fair value of the Company's investment in such Certificates was $39.0 million and $37.6 million, respectively, and is included on the Condensed Consolidated Balance Sheet in Securities, at fair value.
The Company has evaluated its interests in the Residential Loan JV, the Participated Risk Retention Vehicle, and the Sponsor, which are each VIEs. Because the Company does not control the assets of such entities nor does it have the power to direct the activities that most significantly impact such entities' economic performance, the Company determined that the Company is not the primary beneficiary of these VIEs, and therefore the Company has not consolidated these VIEs.
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
As shown in the above table, pursuant to each of the securitizations, the respective Consumer Securitization Issuer issued senior and subordinated notes. Trust certificates representing beneficial ownership of each of the Consumer Securitization Issuers were also issued. In connection with each transaction, through a jointly owned newly formed entity (each a "Consumer Risk Retention Vehicle"), the Company and the Consumer Co-Participants acquired certain of the subordinated notes as well as the trust certificates in the respective Consumer Securitization Issuer. As of March 31, 2023 and December 31, 2022, the Company's total interest in the Consumer Risk Retention Vehicles, for which the Company has elected the FVO, was $5.6 million and $9.7 million, respectively. The fair value of the Consumer Risk Retention Vehicles is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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
Issuance of HMBS
Longbridge is approved as a Title II, non-supervised direct endorsement mortgagee with HUD. Longbridge is also an approved issuer of HMBS whereby it pools HECM loans and issues HMBS securities which are sold to third-parties with only the servicing rights retained. As discussed in Note 5, HMBS are structured whereby the HMBS issuer is required to repurchase loans whenever the outstanding principal balance of such loan reaches the MCA. In accordance with ASC 860-10, the transfer of the loans to the HMBS securitization vehicle does not qualify as a sale as the Company has not surrendered control over transferred financial assets. As a result, the transfer of the loans is accounted for as secured borrowings for which the Company has elected the FVO. Such secured borrowings are included in HMBS-related obligations, at fair value, and the related collateral is included as a component of Loans, at fair value, on the Condensed Consolidated Balance Sheet. Changes in fair value are recorded in net change related to HMBS obligations, at fair value on the Condensed Consolidated Statement of Operations. During the three-month period ended March 31, 2023, the Company pooled HECM loans with an unpaid principal balance of $313.4 million into HMBS. As of March 31, 2023, the Company was servicing 865 pools of HMBS with an unpaid principal balance of $7.7 billion. As of December 31, 2022, the Company was servicing 832 pools of HMBS with an unpaid principal balance of $7.6 billion.
The Company has entered into a Collaboration and Transfer Agreement, or the "HECM CT Agreement" with a third party. Pursuant to the HECM CT Agreement, the Company purchased HECM loans and the associated MSR from the third party and securitized such loans into HMBS. While the Company is the legal owner and servicer of the HMBS, under the HECM CT Agreement, the third party receives a portion of the cash flows generated from the HMBS. The Company retains a base participation fee, along with the right to premiums on subsequent HECM tail securitizations. Additionally, in the event Company is required to repurchase a loan from the HMBS pool, there is a put option repurchase guarantee from the third-party whereby they are required to repurchase such HECM loans from the Company. The Company recognizes the amount due to/from the third party under the HECM CT Agreement as an asset or a liability (the "Servicing Asset" or "Servicing Liability") which is included in Accrued expenses and other liabilities or Other Assets on the Condensed Consolidated Balance Sheet. The Company has elected the FVO on its Servicing Asset/Liability and changes in value are included in Other Income (Loss). As of March 31, 2023 and December 31, 2022, the Company has a servicing asset related to the HECM CT Agreement of $0.3 million and $1.0 million, respectively, which is included in Other Assets on the Condensed Consolidated Balance Sheet.
During the three-month period ended March 31, 2023, the Company repurchased HECM loans from HMBS pools with an unpaid principal balance of $159.3 million including loans subject to the MCA requirement, of which $157.5 million was subsequently transferred to a third party in accordance with the HECM CT Agreement.
13. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, Other secured borrowings, at fair value, and HMBS-related obligations, at fair value. As of both March 31, 2023 and December 31, 2022, the Company's total secured borrowings were $12.2 billion.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 27 and 26 counterparties as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, remaining days to maturity on the Company's open repurchase agreements ranged from 3 days to 788 days. Interest rates on the Company's open repurchase agreements ranged from 3.49% to 8.79% as of March 31, 2023. As of December 31, 2022, remaining days to maturity on the Company's open repurchase agreements ranged from 3 days to 263 days. Interest rates on the Company's open repurchase agreements ranged from 0.63% to 7.97% as of December 31, 2022.
The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS and credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), by remaining maturity as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$342,461	4.89%	12	$668,924	4.09%	14
31-60 Days	264,755	4.95%	42	91,048	2.32%	45
61-90 Days	51,580	5.15%	76	158,782	3.96%	73
91-120 Days	—	—%	—	4,751	5.20%	118
121-150 Days	—	—%	—	16,148	4.76%	131
151-180 Days	1,320	5.79%	160	—	—%	—
181-364 Days	4,163	5.62%	181	—	—%	—
Total Agency RMBS	664,279	4.94%	30	939,653	3.91%	29
Credit:
30 Days or Less	53,953	6.06%	20	462,284	6.40%	7
31-60 Days	138,502	6.21%	44	119,619	6.00%	48
61-90 Days	62,156	6.44%	79	119,471	6.13%	77
91-120 Days	412,056	6.98%	110	358,010	6.30%	116
121-150 Days	—	—%	—	142,939	7.12%	144
151-180 Days	231,703	6.82%	173	6,981	6.72%	156
181-364 Days	487,786	6.79%	286	391,381	6.74%	240
> 364 Days	103,420	8.08%	788	—	—%	—
Total Credit Assets	1,489,576	6.84%	214	1,600,685	6.48%	110
U.S. Treasury Securities:
30 Days or Less	132,043	4.99%	3	69,347	4.31%	3
Total U.S. Treasury Securities	132,043	4.99%	3	69,347	4.31%	3
Total	$2,285,898	6.18%	148	$2,609,685	5.50%	78
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of March 31, 2023 and December 31, 2022, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $2.9 billion and $3.2 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of March 31, 2023 and December 31, 2022, include investments in the amount of $11.2 million and $9.2 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition, as of March 31, 2023 and December 31, 2022, the Company posted net cash collateral of $3.3 million and $20.3 million, respectively, to its counterparties.

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table provides details by counterparty for such counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of total equity as of March 31, 2023 and December 31, 2022.
March 31, 2023:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$228,777	265	16.6%
December 31, 2022:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$208,812	13	17.1%
Royal Bank of Canada	135,233	100	11.1%
Other Secured Borrowings
The Company has entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility. The facility includes a revolving borrowing period ending in September 2024 (or earlier following a trigger event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the revolving borrowing period, the facility amortizes, with a final termination date in September 2026. The facility accrues interest on a floating rate basis. As of March 31, 2023 and December 31, 2022, the Company had outstanding borrowings under this facility in the amount of $34.3 million and $37.8 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. The effective interest rate on this facility, was 9.16% and 8.68% as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the fair value of ABS backed by consumer loans collateralizing this borrowing was $69.2 million and $70.3 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both March 31, 2023 and December 31, 2022, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 12, whereby it financed portfolios of non-QM loans. As of March 31, 2023 and December 31, 2022, the fair value of the Company's outstanding liabilities associated with the Company's Consolidated Residential Mortgage Loan Securitizations was $1.53 billion and $1.54 billion, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 3.01% and 3.00% as of March 31, 2023 and December 31, 2022, respectively. As of both March 31, 2023 and December 31, 2022, the fair value of non-QM loans held in the consolidated securitization trusts was $1.7 billion.
The Company has various warehouse lines of credit which it uses to finance its portfolio of reverse mortgage loans prior to them being sold or pooled into HMBS. There are a number of covenants, including several financial covenants, associated with these lines of credit; as of March 31, 2023 and December 31, 2022, the Company was in compliance with all of these covenants. As of March 31, 2023 and December 31, 2022, the Company had outstanding borrowings under these financing lines of $191.4 million and $172.9 million, respectively, which is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The following table provides details for each of the warehouse lines of credit.

		March 31, 2023			December 31, 2022
	Maturity	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate
					(In thousands)
Facility A	April 2023	$43,302	$48,083	8.38%	$59,640	$65,652	8.43%
Facility B	April 2023	67,574	62,991	7.55%	64,278	59,933	6.99%
Facility C	June 2023	80,480	111,256	7.42%	48,954	63,644	6.90%
		$191,356	$222,330	7.68%	$172,872	$189,229	7.46%

The Company entered into an agreement to finance a portfolio of HECM tail draws prior to being sold or pooled into HMBS. This facility matures in April 2023 and accrues interest on a floating-rate basis. As of March 31, 2023 and December 31, 2022, the Company's outstanding borrowings under this facility was $23.7 million and $22.6 million, respectively, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 8.50% and 8.00%, respectively, as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the fair value of HECM tails collateralizing this borrowing was $34.4 million and $35.1 million, respectively, which are included in Loans, at fair value on the Condensed Consolidated Balance Sheet. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both March 31, 2023 and December 31, 2022, the Company was in compliance with all of its covenants.
The Company entered into a line of credit agreement to finance its portfolio of HMBS-related MSRs. This facility matures in January 2025 and accrues interest on a floating-rate basis. As of March 31, 2023 and December 31, 2022, the Company's outstanding borrowings under this facility were $45.0 million and $42.8 million, respectively, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 9.66% and 9.37% as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the fair value of MSRs collateralizing this borrowing was $107.9 million and $95.6 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both March 31, 2023 and December 31, 2022, the Company was in compliance with all of its covenants.
The Company entered into an agreement to finance HECM Buyout Loans. This facility matures in June 2023 and accrues interest on a floating-rate basis. As of March 31, 2023, the Company's outstanding borrowings under this facility were $58.7 million, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. As of December 31, 2022, the Company did not have any outstanding borrowings under this facility. The effective interest rate was 6.78% as of March 31, 2023. As of March 31, 2023, the fair value of HECM Buyout Loans collateralizing this borrowing was $56.7 million. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both March 31, 2023 and December 31, 2022, the Company was in compliance with all of its covenants.
As discussed in Note 5, the Company is a party to various agreement with the MLPS Counterparty, which provide for the financing of certain HECM Buyout Loans. This facility matures in March 2025 and accrues interest on a floating-rate basis. As of March 31, 2023, the Company's outstanding borrowings under this facility were $9.7 million, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 6.81% and the fair value of HECM Buyout Loans collateralizing this borrowing was $11.6 million. There are a number of covenants, including several financial covenants, associated with this borrowing; as of March 31, 2023, the Company was in compliance with all of its covenants.
HMBS-related Obligations
As discussed in Note 12, the Company issues pools of HMBS which are accounted for as secured borrowings. As of March 31, 2023 and December 31, 2022, the Company had HMBS-related obligations, at fair value of $8.0 billion and $7.8 billion, respectively. As of March 31, 2023 and December 31, 2022, such HMBS-related obligations are secured by $8.1 billion and $7.9 billion, respectively, of HECM loans, REO, and HMBS-related claims or other receivables. The weighted average interest rate on the Company's HMBS-related obligations was 5.48% and 5.23% as of March 31, 2023 and December 31, 2022, respectively.
Unsecured Borrowings
Senior Notes
The Company issued $86.0 million in aggregate principal amount of unsecured long-term debt, which was structured as a joint and several co-issuance by certain of the Company's consolidated subsidiaries and fully guaranteed by the Company (the "5.50% Senior Notes"). The 5.50% Senior Notes bore interest at a rate of 5.50%. The 5.50% Senior Notes were repaid at maturity on September 1, 2022. The 5.50% Senior Notes were carried at amortized cost and were included in Senior Notes, net, on the Condensed Consolidated Balance Sheet. The 5.50% Senior Notes had an effective interest rate of approximately 5.80%, inclusive of debt issuance costs.
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
There are a number of covenants, including several financial covenants, associated with the 5.875% Senior Notes; as of both March 31, 2023 and December 31, 2022, the Company was in compliance with all of its covenants for the outstanding Senior Notes. The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of March 31, 2023:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	HMBS-related Obligations(3)	Senior Notes(1)	Total
(In thousands)
Next Twelve Months	$2,182,478	$530,347	$1,205,749	$—	$3,918,574
Year 2	—	322,754	1,151,875	—	1,474,629
Year 3	103,420	325,502	827,593	—	1,256,515
Year 4	—	187,053	695,320		882,373
Year 5	—	137,651	660,419	210,000	1,008,070
Total	$2,285,898	$1,503,307	$4,540,956	$210,000	$8,540,161
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $1.141 billion of expected principal repayments related to the Company's consolidated non-QM securitizations, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three-month periods ended March 31, 2023 and 2022, the Company recorded income tax expense (benefit) of $21 thousand and $(7.0) million, respectively. Income tax benefit for the three-month period ended March 31, 2022 was related to net realized and unrealized losses on investments held in a domestic TRS. Based upon the available evidence at March 31, 2023, the Company determined that it was more likely than not that the deferred tax assets of its TRS would not be utilized in future periods; a valuation allowance of $8.7 million was recorded to fully reserve against these deferred tax assets.

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
For the three-month period ended March 31, 2023, the total base management fee incurred was $5.0 million, consisting of $5.1 million of total gross base management fee incurred, less $0.2 million of management fee rebates. For the three-month period ended March 31, 2022, the total base management fee incurred was $4.3 million, consisting of $4.9 million of total gross base management fee incurred, less $0.7 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of March 31, 2023 and December 31, 2022, there was a Loss Carryforward of $45.3 million and $85.0 million, respectively.
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

The Company did not accrue an incentive fee for either of the three-month periods ended March 31, 2023 and 2022, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the three-month periods ended March 31, 2023 and 2022, the Company reimbursed the Manager $4.8 million and $5.7 million, respectively, for previously incurred operating expenses. As of March 31, 2023 and December 31, 2022, the outstanding payable to the Manager for operating expenses was $3.2 million and $4.1 million, respectively, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.
Transactions Involving Certain Loan Originators
As of March 31, 2023 and December 31, 2022, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both March 31, 2023 and December 31, 2022, there were no advances outstanding. The Company has also entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 23, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements. Additionally, as of both March 31, 2023 and December 31, 2022, the Company held warrants to purchase 8.28 million shares; such warrants have a fair value of $10.9 million and $11.5 million, respectively, and are included in Investments in unconsolidated entities on the Condensed Consolidated Balance Sheet.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in common and preferred stock and warrants to purchase additional preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $72.2 million and $70.2 million as of March 31, 2023 and December 31, 2022, respectively, which is included in Securities, at fair value on the Condensed Consolidated Balance Sheet. Additionally, in December, 2022, the Company extended a two-year revolving line of credit to the consumer loan originator; see table below for additional details. An employee of Ellington has a less-than-10% equity interest in, and serves on the board of, this consumer loan originator. Another employee of Ellington, who serves as an officer of the Company, also serves on the board, as the Company's representative.
The following table provides details of financing that the Company has provided, in the form of secured promissory notes, to certain loan origination-related entities in which the Company also holds equity investments:

Effective Date of Promissory Note	Maturity Date of Promissory Note		Interest Rate as of		Outstanding Borrowings as of		Fair Value(1) as of
		Maximum Borrowing	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
		(In thousands)			(In thousands)
May 2021(2)	December 31, 2025	$6,000	6.0%	6.0%	$3,000	$3,000	$3,000	$3,000
February 2022	January 31, 2025	500	7.0%	7.0%	500	475	500	475
November 2022(3)	January 31, 2025	500	n/a	10.0%	n/a	50	n/a	50
December 2022	December 16, 2024	3,500	15.0%	15.0%	1,176	515	1,176	515
(1)Classified as a Corporate loan and is included in Loans, at fair value on the Condensed Consolidated Balance Sheet.
(2)Convertible into non-voting equity interests, at the option of the borrower, at any time prior to maturity.
(3)During the three-month period ended March 31, 2023, the Company's debt and equity investments in this origination-related entity were written off as the Company determined its cost basis was non-recoverable; the Company recognized a net loss on its debt and equity investments of $(0.5) million (included in Realized gains (losses) on securities and loans, net on the Condensed Consolidated Statement of Operations) and $(0.1) million (included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations), respectively.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchased certain of its consumer loans through an affiliate, or the "Purchasing Entity," under various purchase agreements. The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $3.6 million and $4.3 million as of March 31, 2023 and December 31, 2022, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $1.4 billion and $1.5 billion as of March 31, 2023 and December 31, 2022, respectively.
The Company is a co-investor in a commercial mortgage loan with several other investors, including an unrelated third party and an affiliate of Ellington. This loans is beneficially owned by a consolidated subsidiary of the Company. As of both March 31, 2023 and December 31, 2022, the aggregate fair value of this commercial loans was $2.2 million. As of both March 31, 2023 and December 31, 2022, the non-controlling interests held by the unrelated third party and the Ellington affiliate were $0.3 million and $0.4 million, respectively.
The Company is also a co-investor in certain commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of March 31, 2023 and December 31, 2022, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $61.1 million and $68.5 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Condensed Consolidated Balance Sheet.
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
Equity Investment in Unconsolidated Entity
The Company is a co-investor, together with other affiliates of Ellington, in Jepson Holdings Limited ("Jepson"), the parent of an entity (the "Jepson Risk Retention Vehicle") that has sponsored various European mortgage loan securitizations. The Jepson Risk Retention Vehicle is expected to hold certain of the notes it issues for each securitization it completes in order to comply with European risk retention rules. As of March 31, 2023 and December 31, 2022, the Company's equity investment in Jepson Holdings Limited had a fair value of $0.7 million and $0.6 million, respectively. See Note 7 for additional details on this equity investment.
Participation in Multi-Borrower Financing Facilities
The Company is a co-participant with certain other entities managed by Ellington or its affiliates (the "Affiliated Entities") in various entities (each, a "Joint Entity"), which were formed in order to facilitate the financing of commercial mortgage loans, residential mortgage loans, and REO (collectively, the "Mortgage Loan and REO Assets"), through repurchase agreements. Each Joint Entity has a master repurchase agreement with a particular financing counterparty.
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of March 31, 2023 and December 31, 2022, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $772.5 million and $872.5 million, respectively. The Company's segregated silo of this debt as of March 31, 2023 and December 31, 2022 was $251.7 million and $274.4 million, respectively, and is included under the caption Repurchase agreements on the Company's Condensed Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both March 31, 2023 and December 31, 2022, no party to any of the repurchase agreements was in default.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month periods ended March 31, 2023 and 2022, the amount of such management fee rebates was $0.2 million and $0.7 million, respectively
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of March 31, 2023 and December 31, 2022, the Company's investment in such warehouse facilities was $0.6 million and $0.5 million, respectively, which are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities.
During the three-month period ended March 31, 2022, the Company purchased $1.1 million of various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitizations; no such purchases were made during the three-month period ended March 31, 2023.
16. Long-Term Incentive Plan Units
OP LTIP Units subject to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans for each of the three-month periods ended March 31, 2023 and 2022 was $0.3 million.
The below table details unvested OP LTIP Units as of March 31, 2023:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	24,796	September 13, 2022	September 12, 2023
Dedicated or partially dedicated personnel:
	15,789	December 16, 2021	December 16, 2023
	40,254	March 7, 2022	December 31, 2023
	18,068	December 15, 2022	December 15, 2023
	14,708	December 15, 2022	December 15, 2024
Total unvested OP LTIP Units at March 31, 2023	113,615
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.
The following tables summarize issuance and exercise activity of OP LTIP Units for the three-month periods ended March 31, 2023 and 2022:

	Three-Month Period Ended March 31,
	2023			2022
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (12/31/2022 and 2021, respectively)	365,518	404,055	769,573	365,518	310,295	675,813
Granted	—	—	—	—	40,254	40,254
OP LTIP Units Outstanding (3/31/2023 and 2022, respectively)	365,518	404,055	769,573	365,518	350,549	716,067
OP LTIP Units Unvested and Outstanding (3/31/2023 and 2022, respectively)	—	113,615	113,615	—	120,140	120,140
OP LTIP Units Vested and Outstanding (3/31/2023 and 2022, respectively)	365,518	290,440	655,958	365,518	230,409	595,927
There were an aggregate of 1,509,481 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of both March 31, 2023 and December 31, 2022, respectively.
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
As of March 31, 2023, the Convertible Non-controlling Interests consisted of the outstanding 769,573 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.9% in the Operating Partnership. As of December 31, 2022, the Convertible Non-controlling Interests consisted of the outstanding 769,573 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 1.0% in the Operating Partnership. As of March 31, 2023 and December 31, 2022, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $12.5 million and $12.4 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of March 31, 2023 and December 31, 2022, the joint venture partners' interests in subsidiaries of the Company were $9.9 million and $10.0 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
Non-Controlling Interests in Longbridge
As of March 31, 2023 and December 31, 2022, the Company owned 99.6% and 99.5%, respectively, of Longbridge; the remainder relates to units held by various executives at Longbridge (the "Longbridge Executive Unit Holders") and stock options issued to various Longbridge employees (collectively, the "Longbridge Minority Holders"). Units held by the Longbridge Executive Unit Holders and exercised stock options participate in the income, expense, gains and losses of Longbridge but do not participate in the income, expense, gains and losses of the Operating Partnership. The Longbridge Minority Holders' interests are not convertible into shares of common stock of the Company or OP Units, nor are the Longbridge Minority Holders' entitled to receive distributions that holders of shares of common stock of the Company receive. As of both March 31, 2023 and December 31, 2022, the Longbridge Minority Holders' interests in Longbridge were $2.4 million.
18. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of March 31, 2023 and December 31, 2022, the total amount of cumulative preferred dividends in arrears was $3.8 million and $2.5 million, respectively.
As of both March 31, 2023 and December 31, 2022, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
As of both March 31, 2023 and December 31, 2022, there were 4,820,421 shares of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.
As of March 31, 2023, there were 4,000,000 shares of 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series C Preferred Stock") outstanding. The 4,000,000 shares of Series C Preferred Stock where issued during the three-month period ended March 31, 2023 and provided $96.5 million of net proceeds after $3.5 million of commissions and offering costs.
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
Series A
The Company's Series A Preferred Stock ranks senior to its common stock and Convertible Non-controlling Interests but on a parity with the Company's Series B and Series C Preferred Stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution or winding up of the Company. Additionally, the Company's Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. The Series A Preferred Stock is not redeemable by the Company prior to October 30, 2024, except under circumstances where it is necessary to allow the Company to maintain its qualification as a REIT for U.S. federal income tax purposes and except in certain instances upon the occurrence of a change of control. Holders of the Company's Series A Preferred Stock generally do not have any voting rights.
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
Series B
The Company's Series B Preferred Stock ranks senior to its common stock and Convertible Non-controlling Interests but on a parity with the Company's Series A and Series C Preferred Stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution or winding up of the Company. Additionally, the Company's Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. The Series B Preferred Stock is not redeemable by the Company prior to January 30, 2027, except under circumstances where it is necessary to allow the Company to maintain its qualification as a REIT for U.S. federal income tax purposes and except in certain instances upon the occurrence of a change of control. Holders of the Company's Series B Preferred Stock generally do not have any voting rights.
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
Series C
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
Common Stock
The Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding present in person or represented by proxy at a meeting of the stockholders. As of March 31, 2023 and December 31, 2022, there were 67,185,076 and 63,812,215 shares of common stock outstanding, respectively.

On August 6, 2021, the Company commenced an "at-the-market" offering program for shares of its common stock, or "2021 Common ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to 10.0 million shares of common stock from time to time. On January 24, 2023, the Company amended the equity distribution agreements (the "EDA Amendments") with each of the third party sales agents. Such amendments authorize the Company to offer and sell up to $225.0 million shares of common stock from time to time (the "2023 Common ATM Program"); the 2021 and 2023 Common ATM programs are collectively referred to as the "Common ATM Programs." During the three-month period ended March 31, 2023, the Company issued 4,433,861 shares of common stock under the Common ATM Programs which provided $60.5 million of net proceeds after $0.9 million of agent commissions and offering costs. During the three-month period ended March 31, 2022, the Company issued 2,185,000 shares of common stock under the 2021 Common ATM program which provided $38.5 million of net proceeds after $0.6 million of agent commissions and offering costs.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three-month periods ended March 31, 2023 and 2022:

	Three-Month Period Ended
	March 31, 2023	March 31, 2022
Shares of Common Stock Outstanding (as of December 31, 2022 and 2021, respectively)	63,812,215	57,458,169
Share Activity:
Shares of common stock issued	4,433,861	2,185,000
Shares of common stock issued in connection with incentive fee payment	—	19,094
Shares of common stock repurchased	(1,061,000)	—
Shares of Common Stock Outstanding (as of March 31, 2023 and 2022, respectively)	67,185,076	59,662,263
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of March 31, 2023 and December 31, 2022, the Company's issued and outstanding shares of common stock would increase to 68,001,009 and 64,628,148 shares, respectively.
On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of common stock (the "2018 Repurchase Plan"). On March 21, 2023, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to $50 million of the Company's common stock (the "2023 Repurchase Plan"), extending the Company’s ability to repurchase common stock beyond the 1.55 million shares previously authorized in 2018. Both the 2018 Repurchase Plan and 2023 Repurchase Plan are open-ended in duration and allow the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases under the plans are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the three-month period ended March 31, 2023, the Company repurchased 1,061,000 shares at an average price per share of $11.38 and a total cost of $12.1 million. As of March 31, 2023, the Company has authorization to repurchase an additional $46.1 million of the Company's common stock under the 2023 Repurchase Plan; all shares authorized under the 2018 Repurchase Plan have been repurchased. The Company did not repurchase any shares during the three-month period ended March 31, 2022.

19. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended
(In thousands except share amounts)	March 31, 2023	March 31, 2022
Net income (loss) attributable to common stockholders	$38,916	$(9,902)
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	476	(126)
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	39,392	(10,028)
Dividends declared:
Common stockholders	(30,297)	(26,189)
Convertible Non-controlling Interests	(367)	(332)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(30,664)	(26,521)
Undistributed (Distributed in excess of) earnings:
Common stockholders	8,619	(36,091)
Convertible Non-controlling Interests	109	(458)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$8,728	$(36,549)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	66,672,049	57,614,015
Weighted average Convertible Non-controlling Interest Units outstanding	815,933	733,354
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	67,487,982	58,347,369
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.45	$0.45
Undistributed (Distributed in excess of)	0.13	(0.62)
	$0.58	$(0.17)
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.45	$0.45
Undistributed (Distributed in excess of)	0.13	(0.62)
	$0.58	$(0.17)
(1)For the three-month periods ended March 31, 2023 and 2022, excludes net income (loss) of $0.2 million and $(0.3) million, respectively, attributable to joint venture partners and Longbridge, as applicable, which have non-participating interests as described in Note 17.
20. Restricted Cash
Restricted cash represents cash that the Company can use only for specific purposes. As of March 31, 2023 and December 31, 2022, the Company had $1.6 million and $4.8 million, respectively, of restricted cash including cash balances that are restricted under a warehouse line of credit agreement.
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

The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2023 and December 31, 2022.
March 31, 2023:

Description	Amount of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$104,033	$(16,142)	$—	$(27,888)	$60,003
Reverse repurchase agreements	180,934	(32,150)	(148,784)	—	—
Liabilities
Financial derivatives–liabilities	(24,245)	16,142	—	3,271	(4,832)
Repurchase agreements	(2,285,898)	32,150	2,250,442	3,306	—
(1)In the Company's Condensed Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of March 31, 2023 was $2.9 billion. As of March 31, 2023, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $0.2 million and $1.1 million, respectively.
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
December 31, 2022:

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
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2022 was $3.2 billion. As of December 31, 2022, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged of $0.4 million and $1.8 million, respectively.
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

22. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of March 31, 2023 and December 31, 2022.
March 31, 2023:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$188,555	13	37.4%
Collateral on repurchase agreements held by dealers(2)	2,905,626	27	24.8%
Due from brokers	24,291	17	23.0%
Receivable for securities sold(3)	21,034	4	50.9%
(1)Each counterparty is a financial institution that the Company believes to be creditworthy as of March 31, 2023.
(2)Includes securities, loans, and REO as well as cash posted as collateral for repurchase agreements.
(3)Included in Investment related receivables on the Condensed Consolidated Balance Sheet.
December 31, 2022:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty
	(In thousands)
Cash and cash equivalents	$217,053	13	41.3%
Collateral on repurchase agreements held by dealers(1)	3,247,276	26	21.6%
Due from brokers	36,761	20	22.8%
Receivable for securities sold(2)	21,439	6	36.4%
(1)Includes securities, loans, and REO as well as cash posted as collateral for repurchase agreements.
(2)Included in Investment related receivables on the Condensed Consolidated Balance Sheet.
23. Commitments and Contingencies
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both March 31, 2023 and December 31, 2022, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $191.8 million and $175.7 million as of March 31, 2023 and December 31, 2022, respectively.
Commitments and Contingencies Related to Investments in Loan Originators
In connection with certain of its investments in mortgage and consumer loan originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 15, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million as of both March 31, 2023 and December 31, 2022 and there were no such borrowings outstanding as of either date. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of March 31, 2023 and December 31, 2022, the estimated fair value of such guarantee was insignificant.
The Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator in which it holds an equity investment and as well as an investment in the Convertible Note, as discussed in Note 15. In addition, in May 2021, the Company committed to purchase $650.0 million of eligible residential mortgage loans from this originator. As of March 31, 2023 and December 31, 2022, the Company had unfunded commitments related to such investments in the amount of $163.0 million and $181.4 million, respectively.
As described in Note 15, the Company entered into various secured promissory notes with certain loan originators in which it also holds an equity interest. As of March 31, 2023 and December 31, 2022, the Company had unfunded commitments related to such secured promissory notes of $5.3 million and $6.5 million, respectively.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which it has an equity investment, under a promissory note. The Company's maximum guarantees were capped at $15.5 million. As of both March 31, 2023 and December 31, 2022, the amount of the promissory note outstanding, for which the Company provided a guarantee, was $10.8 million.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of both March 31, 2023 and December 31, 2022, the Company had unfunded commitments related to such investments in the amount of $4.2 million.
The Company has extended a line of credit whereby the borrower can draw funds up to $1.0 million. As of both March 31, 2023 and December 31, 2022, the Company had unfunded commitments related to such line of credit in the amount of $0.9 million.
Commitments to Extend Credit
The Company enters into loan commitment arrangements with borrowers who have applied for reverse mortgage loans that have not yet closed. As of March 31, 2023 and December 31, 2022, the fair value of such commitments was $3.3 million and $3.1 million, respectively, which is reflected in Loan commitments on the Condensed Consolidated Balance Sheet.
The Company is required to fund further borrower advances for loans where the borrower has not fully drawn down all of the HECM loan proceeds available to them. As of March 31, 2023 and December 31, 2022, the Company had unfunded commitments related to such HECM loans of $1.8 billion and $1.7 billion, respectively. Additionally, the Company has the obligation to advance various other HECM loan related amounts such as the borrowers' monthly insurance premiums to FHA and property taxes.
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
Lease Commitments
Longbridge, the Company's consolidated subsidiary, leases office space under various operating lease arrangements, which expire on various dates through December 2029. As discussed in Note 2, the Company makes various assumption and estimates in recognizing the operating lease ROU asset and corresponding lease liabilities, including the expected lease term, incremental borrowing rate, and identifying lease and non-lease components. Total expense under all operating leases amounted to $0.3 million for the three-month period ended March 31, 2023 and is included in Other expenses on the Condensed Consolidated Statement of Operations. The Company did not incur any expenses related to operating leases for the three-month period ended March 31, 2022.

The following table provides details of the Company's outstanding leases as of March 31, 2023 and December 31, 2022.

($ in thousands)	March 31, 2023	December 31, 2022
ROU assets	$3,682	$3,838
Lease liabilities	3,905	4,058
Weighted average remaining term (in years)	5.6	5.8
Weighted average discount rate	7.20%	7.20%
The following table details contractual future minimum lease payments as of March 31, 2023.

Minimum Payments
(In thousands)
Year ended December 31, 2023	$710
Year ended December 31, 2024	844
Year ended December 31, 2025	799
Year ended December 31, 2026	793
Year ended December 31, 2027	695
Thereafter	953
Total	4,794
Less: implied interest payments	(889)
Lease Liability	$3,905
24. Segment Reporting
On October 3, 2022, the Company completed the acquisition of Longbridge, a reverse mortgage loan originator and servicer. As a result of the Longbridge Transaction, the Company determined that it has two reportable segments, the Investment Portfolio Segment and the Longbridge Segment, for each of which the chief operating decision maker receives and reviews separate financial information. As discussed in Note 1, the Investment Portfolio Segment includes a diverse array of the Company's financial assets, as well as associated financing, hedging, and various allocable expenses. The Longbridge Segment consists of the stand-alone origination and servicing business of Longbridge, including associated financial assets, financing, hedging, and allocated expenses.
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

The following tables present the Company's results of operations by reportable segment for the three-month periods ended March 31, 2023 and 2022, and various reconciling items to the Company's results of operations overall.

	Three-Moth Period Ended March 31, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$82,369	$2,893	$1,912	$87,174
Interest expense	(52,136)	(4,346)	(3,135)	(59,617)
Total other income (loss)	10,929	33,398	7,348	51,675
Total expenses	3,505	25,447	8,950	37,902
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	37,657	6,498	(2,825)	41,330
Income tax expense (benefit)	—	—	21	21
Earnings (losses) from investments in unconsolidated entities	3,444	—	—	3,444
Net Income (Loss)	41,101	6,498	(2,846)	44,753
Net income (loss) attributable to non-controlling interests	238	2	480	720
Dividends on preferred stock	—	—	5,117	5,117
Net Income (Loss) Attributable to Common Stockholders	$40,863	$6,496	$(8,443)	$38,916
Non-cash items
Amortization and depreciation expense	$—	$358	$—	$358

	Three-Month Period Ended March 31, 2022
(In thousands)	Investment Portfolio Segment	Corporate/ Other	Total
Interest income	$51,054	$20	$51,074
Interest expense	(12,698)	(1,319)	(14,017)
Total other income (loss)	(21,771)	(3,671)	(25,442)
Total expenses	7,752	11,815	19,567
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	8,833	(16,785)	(7,952)
Income tax expense (benefit)	—	(6,960)	(6,960)
Earnings (losses) from investments in unconsolidated entities	(5,506)	—	(5,506)
Net Income (Loss)	3,327	(9,825)	(6,498)
Net income (loss) attributable to non-controlling interests	(298)	(122)	(420)
Dividends on preferred stock	—	3,824	3,824
Net Income (Loss) Attributable to Common Stockholders	$3,625	$(13,527)	$(9,902)

The following tables present our balance sheet by reportable segment as of March 31, 2023 and December 31, 2022, which reconciles to the Company's financial position overall.

	March 31, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,386,586	$8,557,559	$167,380	$14,111,525
Total Liabilities	4,082,404	8,390,816	263,542	12,736,762
Total Equity	1,304,182	166,743	(96,162)	1,374,763

	December 31, 2022
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,635,657	$8,227,509	$222,720	$14,085,886
Total Liabilities	4,499,669	8,092,313	273,018	12,865,000
Total Equity	1,135,988	135,196	(50,298)	1,220,886
25. Subsequent Events
On April 10, 2023, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on May 25, 2023 to stockholders of record as of April 28, 2023.
On May 8, 2023, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on June 26, 2023 to stockholders of record as of May 31, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Except where the context suggests otherwise, references in this Quarterly Report on Form 10-Q to "EFC," "we," "us," and "our" refer to Ellington Financial Inc. and its consolidated subsidiaries, including Ellington Financial Operating Partnership LLC, our operating partnership subsidiary, which we refer to as our "Operating Partnership." References in this Quarterly Report on Form 10-Q to (1) "common shares" refer to shares of our common stock, $0.001 par value per share and (2) "common shareholders" refer to holders of shares of our common stock. We conduct all of our operations and business activities through our Operating Partnership. Our "Manager" refers to Ellington Financial Management LLC, our external manager, "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager, and "Manager Group" refers collectively to officers and directors of EFC, and partners and affiliates of Ellington (including families and family trusts of the foregoing). In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time.
Special Note Regarding Forward-Looking Statements
When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, or the "SEC," or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "would," "could," "goal," "objective," "will," "may," "seek," or similar expressions or their negative forms or references to strategy, plans or intentions,, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," and, as such, may involve known and unknown risks, uncertainties, and assumptions.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities or our investments; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities owned by us for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets and the available terms for such borrowings; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; our ability to maintain our qualification as a real estate investment trust, or "REIT"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy such as changes to fiscal or monetary policy, heightened inflation, slower growth or recession, and currency fluctuations. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We conduct all of our operations and business activities through the Operating Partnership. As of March 31, 2023, we had an ownership interest of approximately 99.1% in the Operating Partnership. The remaining ownership interest of approximately 0.9% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 28-year history of investing in the Agency and credit markets.

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
Our commercial mortgage loans may be fixed or floating rate and will generally have maturities ranging from one to ten years. We typically originate and acquire first lien loans but may also originate and acquire subordinated loans. As of March 31, 2023, all of our commercial mortgage loans were first-lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
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
Longbridge acquires reverse mortgage loans both through its origination activities and through secondary market purchases. Historically, the majority of loans acquired by Longbridge have been home equity conversion mortgage loans, or "HECMs,” which are insured by FHA and eligible for inclusion in GNMA-guaranteed HECM-backed MBS, or “HMBS.” Longbridge is an approved issuer of HMBS, and it pools and securitizes the majority of its HECM loans into HMBS, which it then sells in the secondary market while retaining the servicing rights on the underlying HECM loans. In addition, Longbridge opportunistically acquires, in the secondary market, HECM loans that have been mandatorily repurchased from HMBS pools ("HECM Buyout Loans") by other HECM servicers upon the outstanding principal balance of such loans reaching or exceeding 98% of their respective maximum claim amount. Depending on their status, HECM Buyout Loans are either eligible to be assigned to HUD in connection with an FHA insurance claim ("assignable buyout loans," or "ABOs"), or ineligible to be assigned to HUD ("non-assignable buyout loans," or "NABOs").
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
•futures and forward contracts; and
•options on any of the foregoing.
Because fluctuations in short-term interest rates may expose us to fluctuations in the spread between the interest we earn on certain of our investments and the interest we pay on certain of our borrowings, we may seek to manage such exposure by entering into short positions in interest rate swaps. An interest rate swap is an agreement to exchange interest rate cash flows, calculated on a notional principal amount, at specified payment dates during the life of the agreement. Typically, one party pays a fixed interest rate and receives a floating interest rate and the other party pays a floating interest rate and receives a fixed interest rate. Each party's payment obligation is computed using a different interest rate. In an interest rate swap, the notional principal is generally not exchanged. We generally enter into these transactions to offset the potential adverse effects of rising interest rates on short-term repurchase agreements. Our repurchase agreements generally have maturities of up to 364 days and carry interest rates that are determined by reference to a benchmark rate such as the Secured Overnight Financing Rate, or "SOFR." As each then-existing fixed-rate repurchase agreement, or "repo," borrowing matures, it will generally be replaced with a new fixed-rate repo borrowing based on market interest rates established at that future date.

In the case of interest rate swaps, most of our agreements are structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is generally calculated based on various reset mechanisms for a benchmark rate such as SOFR. To the extent that the benchmark rates used to calculate the payments we receive on our interest rate swaps continue to be highly correlated with our repo borrowing costs, our interest rate swap contracts should help to reduce the variability of our overall repo borrowing costs, thus reducing risk to the extent we hold fixed-rate assets that are financed with repo borrowings.
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
Trends and Recent Market Developments
Market Overview
•After increasing the target range for the federal funds rate by a cumulative 4.25% in 2022, the U.S. Federal Reserve, or the “Federal Reserve,” slowed the pace of its interest rate hikes in the first quarter of 2023. At its January/February meeting, the Federal Reserve raised the target range by 25 basis points to 4.50%–4.75%, which was its smallest increase since March 2022.
In March, in response to stress in the banking system, which included the failures of Silicon Valley Bank and Signature Bank, the Federal Deposit Insurance Corporation, or “FDIC,” took steps to guarantee all deposits of those two failed banks, including deposits above the standard limit of $250,000. Meanwhile, concerns around the solvency of Credit Suisse prompted the Swiss government to provide liquidity assistance and other financial support in conjunction with a merger of Credit Suisse into UBS. In addition, the Federal Reserve announced additional liquidity support through the creation of the Bank Term Funding Program, which provided loans of up to one year to banks and other eligible depository institutions for qualified collateral, which included U.S. Treasuries and Agency RMBS, at their par values. Other central banks around the world also announced plans to increase liquidity to financial institutions.
Later in March, at its monthly meeting, the Federal Reserve declared that the "U.S. banking system is sound and resilient" and increased the target range for the federal funds rate by an additional 25 basis points to 4.75%–5.00%. Finally, during the first quarter of 2023, the Federal Reserve continued to reinvest only principal payments that exceeded monthly caps of $60.0 billion on U.S. Treasury securities and $35.0 billion Agency MBS.
•After rising sharply in 2022, interest rates declined in January, before rising again in February and early March. The inversion of the yield curve deepened as the yield on the 2-year Treasury in early March surpassed 5% for the first time since June 2007, and stood more than 100 basis points higher than the yield on the 10-year Treasury yield.
Then, in mid-March, concerns about stress in the banking system spurred a flight to safety which drove interest rates down going into quarter end.
Overall, the yield on the 2-year Treasury decreased by 40 basis points to 4.03% quarter over quarter, while the yield on the 10-year Treasury decreased by 41 basis points to 3.47%. Interest rate volatility also spiked significantly in mid-March, with the MOVE Index surpassing its COVID-related highs and reaching its highest level since 2008, before declining modestly into quarter end but remaining elevated.

•Mortgage rates moved in sympathy with long-term interest rates during the quarter. The Freddie Mac survey 30-year mortgage rate declined from 6.41% at the start of the year to 5.95% on January 19th, and then steadily rose to 6.74% in early March, before declining to 6.24% by quarter end. After ending 2022 at its lowest level since 1997, the Mortgage Bankers Association’s Refinance Index increased by 53% in the first quarter, but remained at historically depressed levels. Given the low level of refinancing activity, Fannie Mae 30-year MBS prepayments remained extremely low, registering CPRs of 3.7 in January, 4.1 in February, and 5.5 in March.
Elevated mortgage rates continued to put downward pressure on home prices. After falling by 4.6% over the second half of 2022, the S&P CoreLogic Case-Shiller US National Home Price NSA Index slid another (0.4%) during the first two months of 2023. Meanwhile, after decreasing 28.7% in 2022, the National Association of Realtors Housing Affordability Index increased by a modest 2.5% through February.
•SOFR rates continued to rise in the first quarter. One-month SOFR increased by 44 basis points to 4.80% at quarter end, and three-month SOFR increased by 32 basis points to 4.91%. SOFR drives many of our financing costs.
•U.S. real GDP increased at an estimated annualized rate of 1.1% in the first quarter of 2023, down from the 2.6% annualized growth rate recorded in the prior quarter. Meanwhile, the unemployment rate remained low, dropping to 3.4% in January, which was its lowest level since May 1969, and registering 3.6% in February and 3.5% in March.
•Inflation, while still elevated, continued to decline gradually the first quarter. The 12-month percentage change in the Consumer Price Index for All Urban Consumers (“CPI-U"), not seasonally adjusted, registered 6.4% in January, 6.0% in February, and 5.0% in March. This compares to 12-month percentage changes of 7.7% in October, 7.1% in November, and 6.5% in December 2022.
•After strong absolute and relative performance in January, MBS performance reversed course in mid-February and especially in March, as concerns in the banking sector caused volatility to surge. Overall for the first quarter, the Bloomberg Barclays U.S. MBS Index generated a positive return of 2.53% but a negative excess return (on a duration-adjusted basis) of (0.50%) relative to the Bloomberg Barclays U.S. Treasury Index. Meanwhile, the Bloomberg Barclays U.S. Corporate Bond Index generated a return of 3.50% and an excess return of 0.20%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a return of 3.57% and an excess return of 1.23% for the quarter.
•U.S. equity markets finished the quarter higher overall, driven by positive performance in January and March. For the quarter, the NASDAQ rose by 16.8% and the S&P 500 was up 7.0%, while the Dow Jones Industrial Average increased by a modest 0.4%. The VIX volatility Index was relatively low in January and February, before spiking in mid-March and declining into quarter end. Meanwhile, London's FTSE 100 index increased by 2.4% and the MSCI World global equity index rose 7.3%, quarter over quarter.

Portfolio Overview and Outlook—Investment Portfolio
Investment Portfolio—Credit(1)
The following tables summarize the long investments in our credit portfolio as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Dollar Denominated:
CLOs(2)	$31,044	0.8%	$29,930	0.7%
CMBS	16,422	0.4%	18,253	0.5%
Commercial Mortgage Loans and REO(5)(6)	455,114	11.5%	492,648	12.1%
Consumer Loans and ABS backed by Consumer Loans(2)	87,976	2.2%	94,993	2.3%
Corporate Debt and Equity and Corporate Loans	18,882	0.5%	18,084	0.4%
Debt and Equity Investments in Loan Origination Entities(3)	40,906	1.0%	42,581	1.1%
Non-Agency RMBS	207,068	5.2%	204,498	5.0%
Non-QM Loans and Retained Non-QM RMBS(4)	2,122,561	53.7%	2,216,843	54.3%
Residential Transition Loans and Other Residential Mortgage Loans and REO(5)	951,811	24.1%	940,296	23.1%
Non-Dollar Denominated:
CLOs(2)	1,674	0.1%	1,672	—%
Corporate Debt and Equity	213	—%	206	—%
RMBS(7)	19,525	0.5%	20,714	0.5%
Total Long Credit Portfolio	$3,953,196	100.0%	$4,080,718	100.0%
Less: Non-retained Tranches of Consolidated non-QM Securitization Trusts	1,527,527		1,537,098
Total Long Credit Portfolio excluding Non-retained Tranches of Consolidated non-QM Securitization Trusts	$2,425,669		$2,543,620
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
(6)Includes investments in unconsolidated entities holding commercial mortgage loans and REO.
(7)Includes an investment in an unconsolidated entity holding European RMBS.
The total long credit portfolio, excluding non-retained tranches of consolidated non-QM securitization trusts, decreased by approximately 5% sequentially to $2.426 billion as of March 31, 2023, driven by a smaller commercial mortgage loan portfolio, as loan paydowns significantly exceeded new originations in that portfolio, and a smaller non-QM loan portfolio, following the completion of a non-QM securitization in February in which we participated. A portion of the decrease was offset by larger residential transition loan and non-QM retained tranche portfolios quarter over quarter.
We benefited from strong results in the credit strategy, driven by net interest income from our loan portfolios, net gains on our non-QM loans, and low levels of credit losses. We also had positive earnings from unconsolidated entities, as net gains on certain equity investments in non-QM and commercial mortgage loan-related entities exceeded net losses on strategic equity investments in loan originators. A portion of these gains were offset by net losses on our interest rate hedges. Finally, despite continued low levels of credit losses and strong overall credit performance, we did see an uptick in delinquencies on our residential and commercial mortgage loan portfolios during the quarter.
The net interest margin on our credit portfolio (defined as the weighted average asset yield less the weighted average secured financing cost of funds (including actual and accrued periodic payments on interest rate swaps) increased to 2.49% for the three-month period ended March 31, 2023 from 2.44% for the three-month period ended December 31, 2022, as higher asset yields more than offset a higher cost of funds.

Supplemental Credit Portfolio Information:
The table below details certain information regarding our investments in commercial mortgage loans as of March 31, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans(3)(4)	$586,186	$—	$586,186	$56	$(8,542)	$577,700	11.06%	11.01%	0.84
(1)Excludes commercial mortgage loans in non-accrual status, with a fair value of $64.7 million.
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
(4)As of March 31, 2023 all of our commercial mortgage loans were first lien mortgages, the vast majority of which have floating rates with a rate floor.
The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of March 31, 2023:

Property Type(1)	March 31, 2023
Multifamily	65.5%
Office	9.8%
Hotel	6.2%
Retail	5.8%
Industrial	4.8%
Mobile Home Community	3.3%
Commercial Mixed Use	2.7%
Self Storage	1.9%
100.0%
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.
The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of March 31, 2023:

Property Location by U.S. State(1)	March 31, 2023
Florida	19.6%
Texas	19.1%
New York	11.0%
Georgia	10.2%
Michigan	6.1%
Arizona	5.0%
All other states <5%	29.0%
100.0%
(1)Includes our allocable portion of small-balance commercial loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.

The table below summarizes our interests in residential mortgage loans by loan type and REO resulting from the foreclosure of residential mortgage loans as of March 31, 2023:

	March 31, 2023
Loan Type	Unpaid Principal Balance	Fair Value
	In thousands
Non-QM Loans	$2,305,022	$2,074,580
Residential Transition Loans	943,734	938,974
Other Residential Loans	12,571	11,190
Total Residential Mortgage Loans	$3,261,327	$3,024,744
Residential REO(1)		1,650
Total residential mortgage loans and residential REO(1)		$3,026,394
(1)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
The following table provides additional details about our investments in unconsolidated entities as of March 31, 2023:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	$25,150
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	9,938
		35,088
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans	61,131
Equity investments in securitization-related risk retention vehicles	Consumer Loans and European RMBS	6,263
Equity investments in securitization-related risk retention vehicles	Residential Mortgage Loan	8,946
Other	Various	7,319
		83,659
		$118,747
Investment Portfolio—Agency RMBS

	March 31, 2023		December 31, 2022
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$803,654	94.2%	$915,128	94.5%
Floating Rate	5,881	0.7%	6,254	0.7%
Reverse Mortgages	28,638	3.4%	29,989	3.1%
IOs	14,939	1.7%	16,892	1.7%
Total Long Agency RMBS	$853,112	100.0%	$968,263	100.0%
Our total long Agency RMBS portfolio decreased by approximately 12% quarter over quarter, to $853.1 million, as net sales and principal repayments exceeded net gains.

In January, interest rates and volatility declined and Agency MBS yield spreads tightened, as the market anticipated a slower pace of interest rate hikes by the Federal Reserve. In mid-February, markets reversed course, with interest rates and volatility rising and Agency yield spreads widening, on renewed anxiety over inflation and what the Federal Reserve's response would be. Then in March, turmoil in the banking system put further pressure on Agency yield spreads. Overall for the first quarter, Agency RMBS generated a negative excess return to U.S. Treasuries of (0.50%), with the most pronounced underperformance coming on low-coupon MBS due to concerns in March about future selling from distressed regional banks.
We had a net gain on our Agency RMBS portfolio for the quarter as net gains on our specified pools exceeded net losses on our interest rate hedges and slightly negative net interest income, which was driven by sharply higher financing costs.
Average pay-ups on our existing specified pool portfolio decreased quarter over quarter, while our new purchases during the quarter consisted of pools with lower pay-ups. As a result, overall pay-ups on our specified pools decreased to 0.89% as of March 31, 2023, as compared to 0.96% as of December 31, 2022.
During the quarter, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. We ended the first quarter of 2023 with a net short TBA position, both on a notional basis and as measured by 10-year equivalents. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.
During the quarter, our cost of funds on Agency RMBS increased, driven by higher short-term interest rates and wider repo financing spreads. However, our asset yields also increased, and we continued to benefit from positive carry on our interest rate swap hedges, where we net receive a higher floating rate and pay a lower fixed rate. As a result, the net interest margin on our Agency RMBS, excluding the Catch-up Premium Amortization Adjustment, increased quarter over quarter to 1.42% from 0.98%.
As of March 31, 2023 and December 31, 2022, the weighted average net pass-through rate on our fixed-rate specified pools was 3.7% and 3.4%, respectively. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was 22.6% for the three-month period ended March 31, 2023.
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022, and March 31, 2022.

	Three-Month Period Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Three-Month Constant Prepayment Rates(1)	4.8	7.7	9.5	11.6	12.7
(1)Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2023 and December 31, 2022:

		March 31, 2023			December 31, 2022
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50–1.99	$8,259	$7,281	29	$12,089	$10,569	27
	2.00–2.49	19,557	17,720	24	20,197	18,125	21
	2.50–2.99	30,056	28,161	30	62,257	57,680	32
	3.00–3.49	8,428	8,068	65	27,531	25,920	29
	3.50–3.99	14,068	13,801	77	14,894	14,441	78
	4.00–4.49	1,739	1,724	95	3,077	3,034	76
	4.50–4.99	332	331	144	364	361	141
Total 15-year fixed-rate mortgages		82,439	77,086	42	140,409	130,130	35
20-year fixed-rate mortgages:
	2.00–2.49	2,446	2,090	28	2,571	2,187	25
	2.50–2.99	4,287	3,814	29	4,357	3,824	26
	4.50–4.99	290	291	112	325	321	109
Total 20-year fixed-rate mortgages		7,023	6,195	32	7,253	6,332	30
30-year fixed-rate mortgages:
	2.00–2.49	22,135	18,331	19	27,676	22,768	19
	2.50–2.99	86,274	74,658	22	151,466	129,460	21
	3.00–3.49	165,476	150,025	31	213,621	189,916	25
	3.50–3.99	107,876	101,692	58	109,848	101,684	55
	4.00–4.49	130,846	126,794	52	134,450	128,229	49
	4.50–4.99	125,595	124,110	33	137,359	133,996	32
	5.00–5.49	82,562	82,978	27	47,426	47,383	44
	5.50–5.99	14,771	15,036	18	8,071	8,164	26
	6.00–6.49	16,507	17,029	11	16,665	17,066	8
	6.50–6.99	9,404	9,720	4	—	—	—
Total 30-year fixed-rate mortgages		761,446	720,373	36	846,582	778,666	34
Total fixed-rate Agency RMBS		$850,908	$803,654	37	$994,244	$915,128	34
Portfolio Overview and Outlook—Longbridge
As discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements, when Longbridge pools HECM loans into HMBS, such transfers do not qualify as sales under U.S. GAAP, and as a result, such transactions are treated as secured borrowings on our Condensed Consolidated Balance Sheet. The HECM loans are included in Loans, at fair value, and the related liabilities are reflected as HMBS-related obligations, at fair value. After pooling the HECM loans into HMBS, Longbridge retains the mortgage servicing rights associated with such HMBS, which we refer to as the "HMBS MSR Equivalent." Longbridge typically retains the MSRs associated with the proprietary reverse mortgage loans that it originates.

The following table summarizes Longbridge's loan-related assets(1) as of March 31, 2023 and December 31, 2022.

(In thousands)	March 31, 2023	December 31, 2022
	(In thousands)
HMBS assets(2)	$8,083,845	$7,882,717
Less: HMBS liabilities	(7,975,916)	(7,787,155)
HMBS MSR Equivalent	107,929	95,562
Unsecuritized HECM loans(3)	187,782	119,671
Proprietary reverse mortgage loans	138,234	103,602
MSRs related to proprietary reverse mortgage loans	8,100	8,108
Unsecuritized REO	421	907
Total	$442,466	$327,850
(1)This information does not include financial derivatives or loan commitments.
(2)Includes HECM loans, REO, and claims or other receivables.
(3)As of March 31, 2023, includes $52.0 million of assignable HECM Buyout Loans, $16.4 million of non-assignable HECM Buyout Loans, and $4.4 million of inactive HECM tail loans.
Our Longbridge portfolio increased by approximately 35% sequentially to $442.5 million as of March 31, 2023 due to larger holdings of unsecuritized HECM loans, primarily driven by an opportunistic purchase from a third party of a portfolio of HECM Buyout Loans; increased holdings of proprietary reverse mortgage loans; and a larger HMBS MSR Equivalent quarter over quarter.
Quarter over quarter, yield spreads in the reverse mortgage market tightened, despite weakness in the second half of March related to concerns over the banking system. Tighter yield spreads sequentially, combined with lower interest rates, generated net gains on Longbridge's HMBS MSR Equivalent and proprietary reverse mortgage loan portfolio in the first quarter. Longbridge also had a net gain on originations for the quarter as higher gain-on-sale margins more than offset lower origination volumes sequentially.
Supplemental Longbridge Information:
The following table summarizes origination volumes by channel for the three-month periods ended March 31, 2023 and December 31, 2022:

($ In thousands)	March 31, 2023			December 31, 2022
Channel	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume
Retail	375	$52,765	23%	321	$51,248	15%
Wholesale and correspondent	1,106	180,829	77%	1,631	290,379	85%
Total	1,481	233,594	100%	1,952	341,637	100%
(1)Represents initial borrowed amounts on reverse mortgage loans.
Corporate/Other
Our results for the quarter also reflect the reduction, driven by credit spread widening, in the fair value of our $210.0 million unsecured long-term debt, which matures in April 2027 and bears an interest rate of 5.875%, or our "Senior Notes," for which we have elected the fair value option.
Financing—Overall
We have various financing arrangements in place as of March 31, 2023, including both secured and unsecured borrowings. We use repos, secured lines of credit, and various other secured borrowings to finance our portfolios, each of which we account for as collateralized borrowings. We have also obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans and certain of our consumer loans. Additionally, as an issuer of HMBS, we account for HMBS-related obligations as secured borrowings. Finally, as of March 31, 2023, we had outstanding Senior Notes of $210.0 million, which mature in April 2027 and bear an interest rate of 5.875%. The indenture governing the outstanding Senior Notes contains a number of covenants, including several financial covenants. See Note 13 for additional details on our Senior Notes.

As of March 31, 2023, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet) were $4.2 billion, of which approximately 16%, or $664.3 million, related to our Agency RMBS holdings. The remaining outstanding borrowings related to our credit portfolio and Longbridge. Additionally, we had $8.0 billion of HMBS-related obligations.
The following table details our borrowings outstanding and debt-to-equity ratios as of March 31, 2023 and December 31, 2022:

	As of
($ in thousands)	March 31, 2023	December 31, 2022
Recourse(1) borrowings:
Repurchase agreements	$2,285,898	$2,609,685
Other secured borrowings	363,640	276,058
Senior Notes, at par	210,000	210,000
Total recourse borrowings	$2,859,538	$3,095,743
Debt-to-equity ratio based on total recourse borrowings(1)	2.1:1	2.5:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities	2.0:1	2.5:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	2.0:1	2.5:1
Non-Recourse(3) Borrowings:
Other Secured Borrowings	—	—
Other Secured Borrowings, at fair value(4)	1,534,592	1,539,881
HMBS-related obligations, at fair value	7,975,916	7,787,155
Total non-recourse borrowings	9,510,508	9,327,036
Total Recourse and Non-Recourse Borrowings	$12,370,046	$12,422,779
Debt-to-equity ratio based on total recourse and non-recourse borrowings	9.0:1	10.2:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities	8.9:1	10.1:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	8.9:1	10.0:1
(1)As of both March 31, 2023 and December 31, 2022, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 2.2:1 and 2.7:1 as of March 31, 2023 and December 31, 2022, respectively.
(2)For unsettled purchases and sales, assumes associated borrowings are subject to haircuts of 5.4% and 5.3% as of March 31, 2023 and December 31, 2022, respectively.
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
Our debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales, decreased to 8.9:1 as of March 31, 2023 as compared to 10.0:1 as of December 31, 2022. This decrease was mainly driven by the increase in total equity. Our recourse debt-to-equity ratio, excluding U.S. Treasury securities and adjusted for unsettled purchases and sales, decreased to 2.0:1 from 2.5:1, period over period.
Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
Our secured financing costs include interest expense related to our repo borrowings and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet but exclude HMBS-related obligations). For the three-month period ended March 31, 2023, the average cost of funds on our secured financings increased to 5.20%, as compared to 4.78% for the three-month period ended December 31, 2022. The period-over-period increase was primarily driven by higher short-term interest rates and wider financing spreads. Our unsecured financing costs consist of interest expense related to our Senior Notes. For each of the three-month periods ended March 31, 2023, the average borrowing rate on our unsecured financings was 5.88%. Our average cost of funds, including both secured and unsecured financings, increased to 5.01% from 4.49% over the same period.

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

The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Premium Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended March 31, 2023 and 2022, we recognized a Catch-Up Premium Amortization Adjustment of $(0.5) million and $(0.6) million, respectively. The Catch-up Premium Amortization Adjustment is reflected as an increase (decrease) to Interest income on the Condensed Consolidated Statement of Operations.
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
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements for a description of relevant recent accounting pronouncements, if any.

Financial Condition
The following table summarizes the fair value of our consolidated portfolio of investments(1) as of March 31, 2023 and December 31, 2022.

(In thousands)	March 31, 2023	December 31, 2022
Long:
Investment Portfolio:
Credit:
Dollar Denominated:
CLO(2)	$31,044	$29,930
CMBS	16,422	18,253
Commercial Mortgage Loans and REO(3)(5)	455,114	492,648
Consumer Loans and ABS backed by Consumer Loans(2)	87,976	94,993
Corporate Debt and Equity and Corporate Loans	18,882	18,084
Debt and Equity Investments in Loan Origination Entities(4)	40,906	42,581
Non-Agency RMBS	207,068	204,498
Non-QM Loans and Retained Non-QM RMBS(6)	2,122,561	2,216,843
Residential Transition Loans and Other Residential Mortgage Loans and REO(3)	951,811	940,296
Non-Dollar Denominated:
CLO(2)	1,674	1,672
Corporate Debt and Equity	213	206
RMBS(7)	19,525	20,714
Agency:
Fixed-Rate Specified Pools	803,654	915,128
Floating-Rate Specified Pools	5,881	6,254
IOs	14,939	16,892
Reverse Mortgage Pools	28,638	29,989
Government Debt	131,252	87,422
Longbridge:
Reverse Mortgage Loans	8,404,701	8,097,237
MSRs	8,100	8,108
REO	5,317	7,282
Total Long	$13,355,678	$13,249,030
Short:
Investment Portfolio:
Credit:
Government Debt:
Dollar Denominated	(133,062)	(185,424)
Non-Dollar Denominated	(25,240)	(23,779)
Total Short	$(158,302)	$(209,203)
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
(5)Includes investments in unconsolidated entities holding commercial mortgage loans and REO.
(6)Retained non-QM RMBS represents RMBS issued by non-consolidated Ellington-sponsored non-QM loan securitization trusts, and interest in entities holding such RMBS.
(7)Includes an investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of March 31, 2023.

	March 31, 2023
	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$313	$(52,215)	$(51,902)	$4,889
Total Net Mortgage-Related Derivatives				4,889
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	2,067	(152,798)	(150,731)	(1,953)
Warrants(3)	1,897	—	1,897	1,056
Total Net Corporate-Related Derivatives				(897)
Interest Rate-Related Derivatives:
TBAs	110,335	(424,801)	(314,466)	(4,099)
Interest Rate Swaps	1,212,360	(2,386,333)	(1,173,973)	83,188
U.S. Treasury Futures(4)	1,900	(191,300)	(189,400)	(2,988)
Total Interest Rate-Related Derivatives				76,101
Other Derivatives:
Foreign Currency Forwards(5)	—	(10,469)	(10,469)	(305)
Total Net Other Derivatives				(305)
Net Total				$79,788
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 9 of the notes to the consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of March 31, 2023, derivative assets and derivative liabilities were $104.0 million and $(24.2) million, respectively, for a net fair value of $79.8 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of March 31, 2023, a total of 19 long and 252 short U.S. Treasury futures contracts were held.
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
As of March 31, 2023, our Condensed Consolidated Balance Sheet reflected total assets of $14.1 billion and total liabilities of $12.7 billion. As of December 31, 2022, our Condensed Consolidated Balance Sheet reflected total assets of $14.1 billion and total liabilities of $12.9 billion. Our investments in securities, loans, MSRs, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $13.5 billion as of March 31, 2023. Our investments in securities, loans, MSRs, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $13.4 billion as of December 31, 2022. Our investments in securities sold short and financial derivatives included in total liabilities were $182.5 million and $263.4 million as of March 31, 2023 and December 31, 2022, respectively. As of both March 31, 2023 and December 31, 2022, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. We primarily use short positions in U.S. Treasury securities and sovereign bonds to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of March 31, 2023 and December 31, 2022, we had a net short notional TBA position of $314.5 million and $528.4 million, respectively.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of March 31, 2023 indebtedness outstanding on our repos was approximately $2.3 billion. As of March 31, 2023, our assets financed with repos consisted of Agency RMBS of $706.6 million, credit assets of $2.1 billion, and U.S. Treasury securities of $131.3 million. As of March 31, 2023, outstanding indebtedness under repos was $664.3 million for Agency RMBS, $1.5 billion for credit assets, and $132.0 million for U.S. Treasury securities. As of December 31, 2022 indebtedness outstanding on our repos was approximately $2.6 billion. As of December 31, 2022, our assets financed with repos consisted of Agency RMBS of $976.5 million, credit assets of $2.2 billion, and U.S. Treasury securities of $69.0 million. As of December 31, 2022, outstanding indebtedness under repos was $939.7 million for Agency RMBS, $1.6 billion for credit assets, and $69.3 million for U.S. Treasury securities.
In addition to our repos, as of March 31, 2023 we had Total other secured borrowings of $1.9 billion, used to finance $2.2 billion of non-QM loans, ABS backed by consumer loans, reverse mortgage loans, and MSRs. This compares to Total other secured borrowings of $1.8 billion as of December 31, 2022, used to finance $2.1 billion of non-QM loans, ABS backed by consumer loans, reverse mortgage loans, and MSRs. Additionally, as of March 31, 2023, we had HMBS-related obligations of $8.0 billion collateralized by $8.1 billion of HMBS assets, and as of December 31, 2022, we had HMBS-related obligations of $7.8 billion collateralized by $7.9 billion of HMBS assets, which include HECM loans as well as REO and claims and other receivables. In addition to our secured borrowings, we had $210.0 million of Senior Notes outstanding as of both March 31, 2023 and December 31, 2022.

As of March 31, 2023 and December 31, 2022, our debt-to-equity ratio was 9.0:1 and 10.2:1, respectively. Our recourse debt-to-equity ratio was 2.1:1 as of March 31, 2023 as compared to 2.5:1 as of December 31, 2022. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of March 31, 2023, our equity increased by $153.9 million to $1.375 billion from $1.221 billion as of December 31, 2022. The increase principally consisted of net income of $44.8 million, net proceeds from the issuance of shares of preferred stock of $96.5 million, after commissions and offering costs, net proceeds from the issuance of shares of common stock of $60.5 million, after commissions and offering costs, and contributions from our non-controlling interests of $0.8 million. These increases were partially offset by common and preferred dividends of $35.8 million, $12.1 million to repurchase shares of common stock, and distributions to non-controlling interests of $1.1 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.350 billion as of March 31, 2023. As of March 31, 2023, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $15.10.

Results of Operations
The following tables summarizes our results of operations by segment (as applicable) for the three-month periods ended March 31, 2023 and 2022:

	Three-Month Period Ended March 31, 2023
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$82,369	$2,893	$1,912	$87,174
Interest expense	(52,136)	(4,346)	(3,135)	(59,617)
Net interest income	30,233	(1,453)	(1,223)	27,557
Other Income (Loss)(1)
Realized and unrealized gains (losses) on securities and loans, net	56,938	5,552	—	62,490
Realized and unrealized gains (losses) on financial derivatives, net	(17,931)	(5,591)	838	(22,684)
Realized and unrealized gains (losses) on real estate owned, net	(52)	—	—	(52)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(29,680)	—	—	(29,680)
Unrealized gains (losses) on senior notes, at fair value	—	—	6,510	6,510
Net change from reverse mortgage loans, at fair value	—	163,121	—	163,121
Net change related to HMBS obligations, at fair value	—	(131,534)	—	(131,534)
Other, net	1,654	1,850	—	3,504
Total other income (loss)	10,929	33,398	7,348	51,675
Expenses
Base management fee to affiliate, net of fee rebates(2)	—	—	4,956	4,956
Incentive fee to affiliate	—	—	—	—
Other investment related expenses	2,619	6,057	—	8,676
Other operating expenses	886	19,390	3,994	24,270
Total expenses	3,505	25,447	8,950	37,902
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	37,657	6,498	(2,825)	41,330
Income tax expense (benefit)	—	—	21	21
Earnings (losses) from investments in unconsolidated entities	3,444	—	—	3,444
Net Income (Loss)	41,101	6,498	(2,846)	44,753
Net income (loss) attributable to non-controlling interests	238	2	480	720
Dividends on preferred stock	—	—	5,117	5,117
Net Income (Loss) Attributable to Common Stockholders	$40,863	$6,496	$(8,443)	$38,916
Net Income (Loss) Per Common Share	$0.61	$0.10	$(0.13)	$0.58
(1)Conformed to current period presentation.
(2)See Note 15 of the notes to the consolidated financial statements for further details on management fee rebates.

	Three-Month Period Ended March 31, 2022
(In thousands except per share amounts)	Investment Portfolio	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$51,054	$20	$51,074
Interest expense	(12,698)	(1,319)	(14,017)
Net interest income	38,356	(1,299)	37,057
Other Income (Loss)(1)
Realized and unrealized gains (losses) on securities and loans, net	(150,347)	—	(150,347)
Realized and unrealized gains (losses) on financial derivatives, net	72,313	(3,671)	68,642
Realized and unrealized gains (losses) on real estate owned, net	(598)	—	(598)
Unrealized gains (losses) on other secured borrowings, at fair value, net	55,641	—	55,641
Other, net	1,220	—	1,220
Total other income (loss)	(21,771)	(3,671)	(25,442)
Expenses
Base management fee to affiliate, net(2)	—	4,266	4,266
Incentive fee to affiliate	—	—	—
Other investment related expenses	6,068	3,615	9,683
Other operating expenses	1,684	3,934	5,618
Total expenses	7,752	11,815	19,567
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	8,833	(16,785)	(7,952)
Income tax expense (benefit)	—	(6,960)	(6,960)
Earnings (losses) from investments in unconsolidated entities	(5,506)	—	(5,506)
Net Income (Loss)	3,327	(9,825)	(6,498)
Net income (loss) attributable to non-controlling interests	(298)	(122)	(420)
Dividends on preferred stock	—	3,824	3,824
Net Income (Loss) Attributable to Common Stockholders	$3,625	$(13,527)	$(9,902)
Net Income (Loss) Per Common Share	$0.06	$(0.23)	$(0.17)
(1)Conformed to current period presentation.
(2)See Note 15 of the notes to the consolidated financial statements for further details on management fee rebates.

Results of Operations for the Three-Month Periods Ended March 31, 2023 and 2022
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended March 31, 2023 we had net income (loss) attributable to common stockholders of $38.9 million, compared to $(9.9) million for the three-month period ended March 31, 2022. The reversal in our results of operations was primarily due to realized and unrealized gains from total other income and gains from investments in unconsolidated entities, as compared to losses in the prior period. These net gains for the three-month period ended March 31, 2023 were partially offset by an increase in preferred dividends and total expenses as well as a decrease in net interest income.
Interest Income
Interest income was $87.2 million for the three-month period ended March 31, 2023, as compared to $51.1 million for the three-month period ended March 31, 2022. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the three-month period ended March 31, 2023 increased to $82.4 million as compared to $51.1 million for the three-month period ended March 31, 2022.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended March 31, 2023 and 2022:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended March 31, 2023	$71,755	$4,290,978	6.69%	$7,121	$986,320	2.89%	$78,876	$5,277,298	5.98%
Three-month period ended March 31, 2022	$42,826	$3,012,771	5.69%	$8,198	$1,589,924	2.06%	$51,024	$4,602,695	4.43%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the three-month period ended March 31, 2023, interest income from our credit portfolio was $71.8 million, as compared to $42.8 million for the three-month period ended March 31, 2022. This period-over-period increase was primarily due to the larger size of the credit portfolio and higher average asset yields for the three-month period ended March 31, 2023.
For the three-month period ended March 31, 2023, interest income from our Agency RMBS was $7.1 million, as compared to $8.2 million for the three-month period ended March 31, 2022. This period-over-period decrease was due to the smaller size of the Agency portfolio partially offset by higher average asset yields for the three-month period ended March 31, 2023.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the three-month periods ended March 31, 2023 and 2022, we had a negative Catch-up Premium Amortization Adjustment of $(0.5) million and $(0.6) million, respectively, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.08% and 6.02%, respectively, for the three-month period ended March 31, 2023. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.22% and 4.49%, respectively, for the three-month period ended March 31, 2022.
In addition, we had $3.6 million of interest income from investments in U.S. Treasury securities, which we generally use to hedge our interest rate risk.
Longbridge
For the three-month period ended March 31, 2023, interest income from the Longbridge segment was $2.9 million, which primarily relates to proprietary reverse mortgage loans.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the three-month periods ended March 31, 2023 and 2022, we had total interest expense of $59.6 million and $14.0 million, respectively.

Investment Portfolio
The total interest expense in our investment portfolio segment increased to $52.1 million for the three-month period ended March 31, 2023, as compared to $12.7 million for the three-month period ended March 31, 2022. The increase in interest expense was primarily the result of a significant increase in financing rates, together with larger average secured borrowings on our credit assets, and an increase in interest expense related to our securities sold short.
The table below summarizes the components of interest expense in our Investment Portfolio for the three-month periods ended March 31, 2023 and 2022.

	Three-Month Period Ended
(In thousands)	March 31, 2023	March 31, 2022
Repos and Total Other Secured Borrowings	$51,022	$12,144
Securities Sold Short (1)	1,114	538
Total	$52,136	$12,682
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the three-month periods ended March 31, 2023 and 2022.

	Three-Month Period Ended
	March 31, 2023			March 31, 2022
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,344,483	$40,579	4.92%	$2,199,651	$11,203	2.07%
Agency RMBS	805,981	8,852	4.45%	1,563,201	941	0.24%
Subtotal(1)	4,150,464	49,431	4.83%	3,762,852	12,144	1.31%
U.S. Treasury Securities	138,557	1,591	4.66%	—	—	—%
Total	$4,289,021	$51,022	4.82%	$3,762,852	$12,144	1.31%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 3.70% and 1.28% for the three-month periods ended March 31, 2023 and 2022, respectively. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 2.32% and 3.21% for the three-month periods ended March 31, 2023 and 2022, respectively. These metrics do not include costs associated with any unsecured debt or other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Longbridge
For the three-month period ended March 31, 2023, interest expense related to the Longbridge segment was $4.3 million, primarily related to Other secured borrowings. Our average borrowings related to the Longbridge portfolio were $222.6 million, and our average cost of funds was 7.81%.
Corporate/Other
Certain items of interest expense are not allocated to either the investment portfolio or Longbridge segments, such as interest expense on our Senior Notes and certain cash collateral held by us. Total interest expense not allocated to either the investment portfolio or Longbridge segments was $3.1 million and $1.3 million for the three-month periods ended March 31, 2023 and 2022, respectively. The increase in interest expense is primarily due to our issuance of $210.0 million of 5.875% Senior Notes on March 31, 2022.

The table below summarizes the components of interest expense not included in either our investment portfolio or Longbridge for the three-month periods ended March 31, 2023 and 2022.

	Three-Month Period Ended
(In thousands)	March 31, 2023	March 31, 2022
Senior Notes	$3,084	$1,283
Other (1)	52	52
Total	$3,136	$1,335
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
Base Management Fees
Corporate/Other
For the three-month period ended March 31, 2023, the gross base management fee, which is based on total equity at the end of the quarter, was $5.1 million, and our Manager credited us with rebates on our base management fee of $0.2 million, resulting in a net base management fee of $5.0 million. For the three-month period ended March 31, 2022, the gross base management fee, which is based on total equity at the end of the quarter, was $4.9 million, and our Manager credited us with rebates on our base management fee of $0.7 million, resulting in a net base management fee of $4.3 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was due to a larger capital base at the end of the first quarter of 2023, as compared to 2022 as well as a decrease in the base management fee rebates.
Incentive Fees
Corporate/Other
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. No incentive fee was incurred for either of the three-month periods ended March 31, 2023 and 2022, since for each quarter during this period, our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended March 31, 2023 and 2022 other investment related expenses were $8.7 million and $9.7 million, respectively.
Investment Portfolio
For the three-month periods ended March 31, 2023 and 2022 other investment related expenses in our investment portfolio segment were $2.6 million and $6.1 million, respectively. The decrease in other investment related expenses was primarily due to debt issuance costs related Other secured borrowings, at fair value, that were issued during the three-month period ended March 31, 2022.
Longbridge
For the three-month period ended March 31, 2023, our other investment-related expenses related to the Longbridge segment were $6.1 million, primarily consisting of servicing expense related to reverse mortgage loans and various loan origination expenses.
Corporate/Other
For the three-month period ended March 31, 2022, other investment related expenses not allocated to one of our reportable segments were $3.6 million consisting of debt issuance costs related to our Senior Notes. For the three-month period ended all other investment related expenses were allocated to either our investment portfolio or Longbridge segments.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $24.3 million for the three-month period ended March 31, 2023 as compared to $5.6 million for the three-month period ended March 31, 2022.

Investment Portfolio
Other operating expenses for our investment portfolio segment were $0.9 million and $1.7 million for the three-month periods ended March 31, 2023 and 2022, respectively. The decrease in other operating expenses for the three-month period ended March 31, 2023 was primarily due to a decrease in compensation and benefits expense.
Longbridge
For the three-month period ended March 31, 2023, other operating expenses related to the Longbridge segment were $19.4 million, primarily consisting of compensation and benefits expense, and consisting to a lesser extent of various overhead costs including rent expense, licensing fees, expenses related to office equipment, and amortization of intangible assets.
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
Investment Portfolio
For the three-month period ended March 31, 2023, other income (loss) was $10.9 million, consisting primarily of net realized and unrealized gains on our securities and loans of $56.9 million, partially offset by $(17.9) million of net realized and unrealized losses on our financial derivatives and $(29.7) million of net unrealized losses on our Other secured borrowings, at fair value. Lower medium- and long-term interest rates drove net realized and unrealized gains of $56.9 million on our securities and loans, primarily non-QM loans and Agency RMBS. These gains were partially offset by net realized and unrealized losses on non-Agency RMBS, ABS backed by consumer loans, CLOs, and short positions in U.S. Treasury securities and sovereign bonds. Net realized and unrealized losses of $(17.9) million on our financial derivatives were primarily related to net realized and unrealized losses on interest rate swaps, short positions in TBAs, and futures, which were driven by lower medium and long-term interest rates, and in the case of short positions in TBAs, also by tightening yield spreads. We recognized net unrealized losses of $(29.7) million on our Other secured borrowings, at fair value for the three-month period ended March 31, 2023, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized gains of $40.1 million, which are included in Unrealized gains (losses) on securities and loans, net.
For the three-month period ended March 31, 2022, other income (loss) was $(21.8) million, consisting primarily of net realized and unrealized losses on our securities and loans of $(150.3) million, partially offset by $72.3 million of net realized and unrealized gains on our financial derivatives and $55.6 million of net unrealized gains on our Other secured borrowings, at fair value. Net realized and unrealized losses of $(150.3) million on our securities and loans primarily resulted from net realized and unrealized losses on our Agency securities, which were driven by declining Agency RMBS prices that resulted from rapidly rising interest rates and widening yield spreads, unrealized losses on non-QM loans and non-Agency RMBS, and net realized and unrealized losses on consumer loans and ABS backed by consumer loans. Such losses were partially offset by net realized and unrealized gains on CLOs and short positions in U.S. Treasury securities. Net realized and unrealized gains of $68.6 million on our financial derivatives were primarily related to net realized and unrealized gains on interest rate swaps, short TBAs, futures, and forwards, which were driven by rising interest rates during the quarter. We recognized net unrealized gains of $55.6 million on our Other secured borrowings, at fair value for the three-month period ended March 31, 2022. Other secured borrowings, at fair value relate to securitized non-QM loans which had net unrealized losses of $(47.3) million, which are included in Unrealized gains (losses) on securities and loans, net.
Longbridge
For the three-month period ended March 31, 2023, other income (loss) from the Longbridge segment was $33.4 million, consisting primarily of gains from Net change from reverse mortgage loans, at fair value of $163.1 million, which were partially offset by Net change related to HMBS obligations, at fair value of $(131.5) million.
Corporate/Other
For the three-month period ended March 31, 2023, other income (loss) was $7.3 million, consisting of net realized and unrealized gains on our Senior Notes, at fair value of $6.5 million and $0.8 million on interest rate swaps used to hedge future fixed rate interest payments on our outstanding Senior Notes and future fixed rate dividend payments on our outstanding preferred stock. For the three-month period ended March 31, 2022, other income (loss) was $(3.7) million consisting of net realized and unrealized losses on interest rate swaps used to hedge our Senior notes, net.

Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $21 thousand for the three-month period ended March 31, 2023, as compared to $(7.0) million for the three-month period ended March 31, 2022. For the three-month period ended March 31, 2022, our deferred tax liability decreased as a result of net realized and unrealized losses in a domestic TRS.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $3.4 million for the three-month period ended March 31, 2023, as compared to $(5.5) million for the three-month period ended March 31, 2022. The reversal in earnings from investments in unconsolidated entities primarily relates to unrealized gains on investments in the risk retention vehicles holding tranches of non-consolidated Ellington-sponsored non-QM securitizations in which we have participated and investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates Such gains were partially offset by net realized and unrealized losses from investments in loan originators for the three-month period ended March 31, 2023. This compares to unrealized losses on investments in loan originators, partially offset by net realized and unrealized gains in entities holding commercial mortgage loans and REO, for the three-month period ended March 31, 2022.
Adjusted Distributable Earnings
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

The following tables reconcile, for the three-month periods ended March 31, 2023 and 2022 our Adjusted Distributable Earnings by strategy to the line on our Condensed Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended March 31, 2023
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total
Net Income (Loss)	$41,101	$6,498	$(2,846)	$44,753
Income tax expense (benefit)	—	—	21	21
Net income (loss) before income tax expense (benefit)	41,101	6,498	(2,825)	44,774
Adjustments:
Realized (gains) losses, net(1)	65,741	—	—	65,741
Unrealized (gains) losses, net(2)	(64,020)	—	(9,679)	(73,699)
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(3)	—	(4,225)	—	(4,225)
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	482	—	—	482
Non-capitalized transaction costs and other expense adjustments	457	2,059	95	2,611
(Earnings) losses from investments in unconsolidated entities	(3,444)	—	—	(3,444)
Adjusted distributable earnings from investments in unconsolidated entities(4)	3,752	—	—	3,752
Total Adjusted Distributable Earnings	$44,069	$4,332	$(12,409)	$35,992
Dividends on preferred stock	—	—	5,117	5,117
Adjusted Distributable Earnings attributable to non-controlling interests	229	19	318	566
Adjusted Distributable Earnings Attributable to Common Stockholders	$43,840	$4,313	$(17,844)	$30,309
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	0.66	0.06	(0.27)	0.45
(1)Includes realized (gains) losses on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps and foreign currency transactions which are components of Other Income (Loss) on the Condensed Consolidated Statement of Operations.
(2)Includes unrealized (gains) losses on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps), borrowings carried at fair value, and foreign currency transactions which are components of Other Income (Loss) on the Condensed Consolidated Statement of Operations.
(3)Represents net change in fair value of HMBS MSR Equivalent and mortgage servicing rights related to proprietary mortgage loans attributable to changes in market conditions and model assumptions. This adjustment also includes net (gains) losses on certain hedging instruments, which are components of realized and/or unrealized gains (losses) on financial derivatives, net on the Condensed Consolidated Statement of Operations.
(4)Includes net interest income and operating expenses for certain investments in unconsolidated entities.

	Three-Month Period Ended March 31, 2022
(In thousands, except per share amounts)	Investment Portfolio	Corporate/Other	Total
Net Income (Loss)	$3,327	$(9,825)	$(6,498)
Income tax expense (benefit)	—	(6,960)	(6,960)
Net income (loss) before income tax expense (benefit)	3,327	(16,785)	(13,458)
Adjustments:
Realized (gains) losses, net(1)	(24,945)	(605)	(25,550)
Unrealized (gains) losses, net(2)	46,275	4,879	51,154
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	634	—	634
Non-capitalized transaction costs and other expense adjustments	2,527	4,098	6,625
(Earnings) losses from investments in unconsolidated entities	5,507	—	5,507
Adjusted distributable earnings from investments in unconsolidated entities(3)	2,293	—	2,293
Total Adjusted Distributable Earnings	$35,618	$(8,413)	$27,205
Dividends on preferred stock	—	3,824	3,824
Adjusted Distributable Earnings attributable to non-controlling interests	(120)	295	175
Adjusted Distributable Earnings Attributable to Common Stockholders	$35,738	$(12,532)	$23,206
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	0.62	(0.22)	0.40
(1)Includes realized (gains) losses on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps and foreign currency transactions which are components of Other Income (Loss) on the Condensed Consolidated Statement of Operations.
(2)Includes unrealized (gains) losses on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps), borrowings carried at fair value, and foreign currency transactions which are components of Other Income (Loss) on the Condensed Consolidated Statement of Operations.
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
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	March 31, 2023		December 31, 2022
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$528,457	23.1%	$1,200,555	46.0%
31 - 60 Days	403,257	17.7%	210,667	8.1%
61 - 90 Days	113,736	5.0%	278,253	10.6%
91 - 120 Days	412,056	18.0%	362,761	13.9%
121 - 150 Days	—	—%	159,087	6.1%
151 - 180 Days	233,023	10.2%	6,981	0.3%
181 - 364 Days	491,949	21.5%	391,381	15.0%
> 364 Days	103,420	4.5%	—	—%
	$2,285,898	100.0%	$2,609,685	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of March 31, 2023, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 28.7% with respect to credit assets, 5.4% with respect to Agency RMBS assets, and 21.7% overall. As of December 31, 2022 these respective weighted average contractual haircuts were 28.0%, 5.3%, and 20.6%.
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
As of March 31, 2023 and December 31, 2022, we had $2.3 billion and $2.6 billion, respectively, of borrowings outstanding under our repos. As of March 31, 2023, the remaining terms on our repos ranged from 3 days to 788 days, with a weighted average remaining term of 148 days. Our repo borrowings were with a total of 27 counterparties as of March 31, 2023. As of March 31, 2023, our repos had a weighted average borrowing rate of 6.18%. As of March 31, 2023, our repos had interest rates ranging from 3.49% to 8.79%. As of December 31, 2022, the remaining terms on our repos ranged from 3 days to 263 days, with a weighted average remaining term of 78 days. Our repo borrowings were with a total of 26 counterparties as of December 31, 2022. As of December 31, 2022, our repos had a weighted average borrowing rate of 5.50%. As of December 31, 2022, our repos had interest rates ranging from 0.63% to 7.97%. Investments transferred as collateral under repos had an aggregate fair value of $2.9 billion and $3.2 billion as of March 31, 2023 and December 31, 2022, respectively.
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
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2023(1)	$2,285,898	$2,464,050	$2,641,488
December 31, 2022	2,609,685	2,859,085	2,915,610
September 30, 2022	2,895,019	2,877,500	2,912,264
June 30, 2022	2,865,222	2,590,120	2,865,222
March 31, 2022	2,717,638	2,533,978	2,717,638
December 31, 2021	2,469,763	2,187,363	2,469,763
September 30, 2021	2,105,836	1,958,411	2,175,918
June 30, 2021	1,916,749	1,971,441	2,062,580
March 31, 2021	1,909,511	1,736,912	1,909,511
December 31, 2020	1,496,931	1,408,935	1,496,931
September 30, 2020	1,439,984	1,368,191	1,551,147
June 30, 2020(2)	1,294,549	1,520,985	1,542,577
(1)During this quarter, our borrowings decreased as the size of our investment portfolio decreased driven primarily by our participation in a non-QM securitization in February 2023.
(2)During this quarter, we lowered leverage and increased our liquidity in a continued response to significant volatility and heightened risks in the financial markets that had begun in the first quarter of 2020 as a result of the spread of COVID-19.
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including non-QM loans and REO, commercial mortgage loans, consumer loans and ABS backed by consumer loans, reverse mortgage loans, and MSRs; such transactions are accounted for as secured borrowings. As of March 31, 2023 and December 31, 2022, we had outstanding borrowings related to such transactions in the amount of $1.9 billion and $1.8 billion, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Condensed Consolidated Balance Sheet. As of March 31, 2023 and December 31, 2022, the fair value of assets collateralizing our Total other secured borrowings was $2.2 billion and $2.1 billion, respectively. Additionally, as of March 31, 2023, as an HMBS issuer, we had HMBS-related obligations of $8.0 billion collateralized by $8.1 billion of HMBS assets and as of December 31, 2022, we had HMBS-related obligations of $7.8 billion collateralized by $7.9 billion of HMBS assets; HMBS assets include HECM loans as well as REO and claims and other receivables. See Note 13 in the notes to our consolidated financial statements for further information on our other secured borrowings and HMBS-related obligations.
As of both March 31, 2023 and December 31, 2022, we had $210.0 million outstanding of Senior Notes, respectively; the $210 million of 5.875% Senior Notes mature in April 2027. See Note 13 in the notes to our consolidated financial statements for further detail on the Senior Notes.
As of March 31, 2023, we had an aggregate amount at risk under our repos with 27 counterparties of approximately $619.7 million, and as of December 31, 2022, we had an aggregate amount at risk under our repos with 25 counterparties of approximately $637.6 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of March 31, 2023 and December 31, 2022, does not include approximately $(1.0) million and $(1.8) million, respectively, of net accrued interest receivable (payable), which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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

As of March 31, 2023, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with eight counterparties of approximately $57.6 million. We also had $62.7 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2022, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with ten counterparties of approximately $43.3 million. We also had $44.9 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2023, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $1.7 million. As of December 31, 2022, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with nine counterparties of approximately $5.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $188.6 million and $217.1 million as of March 31, 2023 and December 31, 2022, respectively.
On March 21, 2023, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $50 million of common stock, or the "2023 Common Share Repurchase Program." The 2023 Common Share Repurchase Program extends our ability to repurchase beyond the share repurchase program adopted in 2018 under which we were authorized to repurchase up to 1.55 million shares of common stock, or the "2018 Common Share Repurchase Program." The 2023 Common Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. During the three-month period ended March 31, 2023, we repurchased 1,061,000 common shares at an average price per share of $11.38 and a total cost of $12.1 million. Under the 2023 Common Share Repurchase Program we have authorization to repurchase an additional $46.1 million of common shares; the authorization under the 2018 Common Share Repurchase Program was exhausted during the three-month period ended March 31, 2023.
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

The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the consolidated financial statements) for the three-month periods ended March 31, 2023 and 2022:
Three-Month Periods Ended March 31, 2023 and 2022

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
2023:
March 7, 2023	$0.15	$10,200	March 31, 2023	April 25, 2023
February 7, 2023	0.15	10,359	February 28, 2023	March 27, 2023
January 9, 2023	0.15	10,105	January 31, 2023	February 27, 2023
2022:
March 7, 2022	0.15	9,064	March 31, 2022	April 25, 2022
February 7, 2022	0.15	8,730	February 28, 2022	March 25, 2022
January 7, 2022	0.15	8,727	January 31, 2022	February 25, 2022
On April 10, 2023, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on May 25, 2023 to stockholders of record as of April 28, 2023. On May 8, 2023, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on June 26, 2023 to stockholders of record as of May 31, 2023.
The following table sets forth the dividend distributions authorized by the Board of Directors during the three-month periods ended March 31, 2023 and 2022 and payable to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
2023:
March 7, 2023	$0.421875	$1,941	March 31, 2023	May 1, 2023
2022:
March 7, 2022	0.421875	1,941	March 31, 2022	May 2, 2022
Series B Preferred Stock:
2023:
March 7, 2023	0.390625	1,883	March 31, 2023	May 1, 2023
2022:
March 7, 2022	0.390625	1,883	March 31, 2022	May 2, 2022
Series C Preferred Stock:
2023:
March 7, 2023	$0.503130	$2,013	March 31, 2023	May 1, 2023
On August 6, 2021, we commenced an "at-the-market" offering for shares of our common stock, or the "2021 Common ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to 10.0 million shares of common stock from time to time. During the three-month period ended March 31, 2023, we issued 4,433,861 shares of common stock under the 2021 Common ATM Program, which provided $60.5 million of net proceeds after $0.6 million of commissions and $0.2 million of offering costs. From December 31, 2022 through January 24, 2023, we issued 1,410,932 shares of common stock under the 2021 Common ATM Program, which provided $19.0 million of net proceeds after approximately $0.2 million of commissions and $52 thousand of offering costs. On January 24, 2023, we amended the equity distribution agreements (the "EDA Amendments") with each of the third party sales agents. Such amendments authorize us to offer and sell up to $225.0 million shares of common stock from time to time (the "Amended Common ATM Program"). From execution of the EDA Amendments through February 24, 2023, we have issued 2,818,665 shares of common stock through the Amended Common ATM Program, which provided $38.6 million of net proceeds after $0.4 million of commissions and $0.1 million of offering costs.
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
For the three-month period ended March 31, 2023, our operating activities used net cash in the amount of $48.7 million and our investing activities used net cash in the amount of $18.7 million. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) used net cash of $165.6 million. We received $400.3 million in proceeds from the issuance of Total other secured borrowings. We used $380.6 million for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $213.3 million during the three-month period ended March 31, 2023. We received proceeds from HMBS-related obligations of $332.8 million and used $262.4 million for principal payments on HMBS-related obligations. We received proceeds from the issuance of common and preferred stock, net of underwriters' discounts and commissions, agent commissions, and offering costs paid, of $157.4 million and contributions from non-controlling interests of $0.8 million. We used $34.0 million to pay dividends, $1.1 million for distributions to non-controlling interests (our joint venture partners), and $12.1 million to repurchase common stock. As a result there was a decrease in our cash holdings of $31.7 million, from $221.9 million as of December 31, 2022 to $190.2 million as of March 31, 2023.
For the three-month period ended March 31, 2022, our operating activities provided net cash in the amount of $32.9 million and our investing activities used net cash in the amount of $592.5 million. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $260.3 million. We received $370.0 million in proceeds from the issuance of Total other secured borrowings. We used $16.6 million for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), provided net cash of $54.2 million for the three-month period ended March 31, 2022. We received proceeds from the issuance of Senior notes, at fair value of $210.0 million, proceeds from the issuance of common and preferred stock, net of underwriters' discounts and commissions, agent commissions, and offering costs paid, of $38.5 million, and contributions from non-controlling interests of $6.4 million. We used $29.1 million to pay dividends and $9.2 million for distributions to non-controlling interests (our joint venture partners). As a result there was an increase in our cash holdings of $270.9 million, from $92.8 million as of December 31, 2021 to $363.7 million as of March 31, 2022.
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
Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
At March 31, 2023 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at March 31, 2023 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of March 31, 2023, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$18,606	1.35%	$35,435	2.58%	$(20,381)	(1.48)%	$(42,540)	(3.09)%
Long TBAs	2,300	0.17%	4,233	0.31%	(2,667)	(0.19)%	(5,700)	(0.41)%
Short TBAs	(9,740)	(0.71)%	(18,410)	(1.34)%	10,809	0.79%	22,687	1.65%
Non-Agency RMBS, CMBS, ABS, Loans, and MSRs	31,057	2.26%	61,791	4.5%	(31,379)	(2.28)%	(63,078)	(4.59)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(35,095)	(2.55)%	(71,706)	(5.22)%	33,577	2.43%	65,637	4.77%
Corporate Securities and Other	(23)	—%	(47)	—%	24	—%	48	—%
Repurchase Agreements, Reverse Repurchase Agreements, and Senior Notes	(4,002)	(0.29)%	(8,048)	(0.59)%	3,959	0.29%	7,874	0.57%
Total	$3,103	0.23%	$3,248	0.24%	$(6,058)	(0.44)%	$(15,072)	(1.10)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our March 31, 2023 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."
Liquidity Risk
To fund our assets we may use a variety of debt alternatives in addition to equity capital that present us with liquidity risks. Certain of our assets are long-term fixed-rate assets, and we believe that liquidity risk arises from these assets with shorter-term variable rate borrowings. We seek to manage these risks, including by maintaining a prudent level of leverage, implementing interest rate hedges, maintaining sources of long-term financing, monitoring our liquidity position on a daily basis, monitoring the ongoing financial stability and future business plans of our financing counterparties, and maintaining a reasonable cushion of cash and unpledged real estate securities and loans in our portfolio in order to meet future margin calls.
We pledge assets, including mortgage loans or real estate securities, as collateral to secure most of our financing arrangements. However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for certain of these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities at their scheduled maturities, which could materially harm our liquidity position and result in substantial losses. In addition, in some cases our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts would require us to post additional collateral and could reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
Additionally, as a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore may require us to utilize debt or equity capital to finance our business and, therefore, we are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock, preferred stock or other equity instruments. We seek to mitigate these risks by monitoring the equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Part I, Item 1A. Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet be Purchased Under the Plans or Programs(1)

January 1, 2023–January 31, 2023	—	$—	—	719,851
February 1, 2023–February 28, 2023	—	—	—	719,851
March 1, 2023–March 31, 2023	1,061,000	11.38	1,061,000	3,797,685	(2)
Total	1,061,000	$11.38	1,061,000	3,797,685
(1)As discussed below, on March 21, 2023, the 2023 Common Share Repurchase Program was authorized, increasing the amount of common shares we are authorized to repurchase under such plans. As of March 31, 2023, there were no shares authorized for repurchase remaining under the previous plan; the authorization under the previous plan was exhausted during the three-month period ended March 31, 2023.
(2)Calculated based on the closing price as reported by the New York Stock Exchange on March 31, 2023 of $12.21.
On March 21, 2023, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $50 million of common stock, or the "2023 Common Share Repurchase Program." The 2023 Common Share Repurchase Program extends our authorization to repurchase beyond the share repurchase program adopted in 2018 under which we were authorized to repurchase up to 1.55 million shares of common stock, or the "2018 Common Share Repurchase Program." The 2023 Common Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations.

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

ELLINGTON FINANCIAL INC.
Date:	May 10, 2023	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	May 10, 2023	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)