Form 10-Q
period 2023-06-30
Ellington Financial Inc.
filed 2023-08-09
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of August 4, 2023: 68,017,104

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2023	December 31, 2022
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$194,595	$217,053
Restricted cash(1)	1,602	4,816
Securities, at fair value(1)(2)	1,500,863	1,459,465
Loans, at fair value(1)(2)	11,822,695	11,626,008
Loan commitments, at fair value	3,800	3,060
Mortgage servicing rights, at fair value	7,473	8,108
Investments in unconsolidated entities, at fair value(1)	118,420	127,046
Real estate owned(1)(2)	21,076	28,403
Financial derivatives—assets, at fair value	131,472	132,518
Reverse repurchase agreements	183,676	226,444
Due from brokers	33,118	36,761
Investment related receivables(1)	183,222	139,413
Other assets(1)	100,853	76,791
Total Assets	$14,302,865	$14,085,886
Liabilities
Securities sold short, at fair value	$161,718	$209,203
Repurchase agreements(1)	2,557,864	2,609,685
Financial derivatives—liabilities, at fair value	30,502	54,198
Due to brokers	46,421	34,507
Investment related payables	61,202	49,323
Other secured borrowings(1)	242,900	276,058
Other secured borrowings, at fair value(1)	1,472,368	1,539,881
HMBS-related obligations, at fair value	8,055,288	7,787,155
Senior notes, at fair value	185,325	191,835
Base management fee payable to affiliate	4,913	4,641
Incentive fee payable to affiliate	—	—
Dividends payable	14,183	12,243
Interest payable(1)	19,010	22,452
Accrued expenses and other liabilities(1)	106,514	73,819
Total Liabilities	12,958,208	12,865,000
Commitments and contingencies (Note 23)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 13,420,421 and 9,420,421 shares issued and outstanding, and $335,511 and $235,511 aggregate liquidation preference, respectively	323,920	227,432
Common stock, par value $0.001 per share, 200,000,000 and 100,000,000 shares authorized, respectively; 67,161,740 and 63,812,215 shares issued and outstanding, respectively	67	64
Additional paid-in-capital	1,308,158	1,259,352
Retained earnings (accumulated deficit)	(309,587)	(290,881)
Total Stockholders' Equity	1,322,558	1,195,967
Non-controlling interests(1)	22,099	24,919
Total Equity	1,344,657	1,220,886
Total Liabilities and Equity	$14,302,865	$14,085,886
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

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(In thousands, except per share amounts)
Net Interest Income
Interest income	$88,092	$62,722	$175,266	$113,796
Interest expense	(63,433)	(26,024)	(123,050)	(40,041)
Total net interest income	24,659	36,698	52,216	73,755
Other Income (Loss)
Realized gains (losses) on securities and loans, net	(17,388)	(18,830)	(54,155)	(18,025)
Realized gains (losses) on financial derivatives, net	29,780	46,779	4,333	70,114
Realized gains (losses) on real estate owned, net	(1,245)	518	(1,301)	491
Unrealized gains (losses) on securities and loans, net	(11,383)	(175,350)	87,874	(326,503)
Unrealized gains (losses) on financial derivatives, net	8,340	2,516	11,103	47,823
Unrealized gains (losses) on real estate owned, net	1,174	318	1,178	(252)
Unrealized gains (losses) on other secured borrowings, at fair value, net	12,152	67,258	(17,528)	122,899
Unrealized gains (losses) on senior notes, at fair value	—	7,350	6,510	7,350
Net change from reverse mortgage loans, at fair value	32,120	—	195,241	—
Net change related to HMBS obligations, at fair value	(24,576)	—	(156,110)	—
Other, net	5,689	(166)	9,193	1,054
Total other income (loss)	34,663	(69,607)	86,338	(95,049)
Expenses
Base management fee to affiliate (Net of fee rebates of $111, $604, $283, and $1,261, respectively)(1)	4,913	3,990	9,869	8,256
Incentive fee to affiliate	—	—	—	—
Investment related expenses:
Servicing expense	4,968	960	9,775	2,484
Debt issuance costs related to Other secured borrowings, at fair value	—	2,118	—	4,350
Debt issuance costs related to Senior notes, at fair value	—	—	—	3,615
Other	4,422	1,743	8,291	4,055
Professional fees	6,351	1,180	9,907	2,357
Compensation and benefits	15,179	1,260	29,849	3,820
Other expenses	6,799	1,851	12,843	3,732
Total expenses	42,632	13,102	80,534	32,669
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	16,690	(46,011)	58,020	(53,963)
Income tax expense (benefit)	83	(7,825)	104	(14,785)
Earnings (losses) from investments in unconsolidated entities	(5,868)	(23,265)	(2,424)	(28,771)
Net Income (Loss)	10,739	(61,451)	55,492	(67,949)
Net income (loss) attributable to non-controlling interests	1,861	(391)	2,581	(811)
Dividends on preferred stock	5,980	3,821	11,097	7,645
Net Income (Loss) Attributable to Common Stockholders	$2,898	$(64,881)	$41,814	$(74,783)
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.04	$(1.08)	$0.62	$(1.27)
(1)See Note 15 for further details on management fee rebates.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2022	$227,432	63,812,215	$64	$1,259,352	$(290,881)	$1,195,967	$24,919	$1,220,886
Net income (loss)					44,033	44,033	720	44,753
Net proceeds from the issuance of common stock(1)		4,433,861	4	60,461		60,465		60,465
Net proceeds from the issuance of preferred stock(1)	96,488					96,488		96,488
Contributions from non-controlling interests							757	757
Common dividends(2)					(30,297)	(30,297)	(367)	(30,664)
Preferred dividends(3)					(5,117)	(5,117)		(5,117)
Distributions to non-controlling interests							(1,065)	(1,065)
Adjustment to non-controlling interests				37		37	(37)	—
Repurchase of shares of common stock		(1,061,000)	(1)	(12,071)		(12,072)		(12,072)
Share-based long term incentive plan unit awards				328		328	4	332
BALANCE, March 31, 2023	323,920	67,185,076	67	1,308,107	(282,262)	1,349,832	24,931	1,374,763
Net income (loss)					8,878	8,878	1,861	10,739
Contributions from non-controlling interests							842	842
Common dividends(2)					(30,223)	(30,223)	(367)	(30,590)
Preferred dividends(3)					(5,980)	(5,980)		(5,980)
Distributions to non-controlling interests							(5,172)	(5,172)
Repurchase of shares of common stock		(23,336)	—	(280)		(280)	—	(280)
Share-based long term incentive plan unit awards		—	—	331		331	4	335
BALANCE, June 30, 2023	$323,920	67,161,740	$67	$1,308,158	$(309,587)	$1,322,558	$22,099	$1,344,657

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
BALANCE, December 31, 2021	$226,939	57,458,169	$58	$1,161,603	$(97,279)	$1,291,321	$32,235	$1,323,556
Net income (loss)					(6,078)	(6,078)	(420)	(6,498)
Net proceeds from the issuance of common stock(1)		2,185,000	2	38,452		38,454		38,454
Net proceeds from the issuance of preferred stock(1)	493					493		493
Shares of common stock issued in connection with incentive fee payment		19,094	—	325		325		325
Contributions from non-controlling interests							5,846	5,846
Common dividends(2)					(26,189)	(26,189)	(332)	(26,521)
Preferred dividends(3)					(3,824)	(3,824)		(3,824)
Distributions to non-controlling interests							(9,181)	(9,181)
Adjustment to non-controlling interests				(706)		(706)	706	—
Share-based long term incentive plan unit awards				284		284	4	288
BALANCE, March 31, 2022	227,432	59,662,263	60	1,199,958	(133,370)	1,294,080	28,858	1,322,938
Net income (loss)					(61,060)	(61,060)	(391)	(61,451)
Net proceeds from the issuance of common stock(1)		383,700	—	6,767		6,767		6,767
Contributions from non-controlling interests							4,037	4,037
Common dividends(2)					(27,008)	(27,008)	(342)	(27,350)
Preferred dividends(3)					(3,821)	(3,821)		(3,821)
Distributions to non-controlling interests							(5,863)	(5,863)
Adjustment to non-controlling interests				(3)		(3)	3	—
Repurchase of shares of common stock		(88,184)	—	(1,164)		(1,164)		(1,164)
Share-based long term incentive plan unit awards				358		358	4	362
BALANCE, June 30, 2022	$227,432	59,957,779	$60	$1,205,916	$(225,259)	$1,208,149	$26,306	$1,234,455
(1)Net of discounts and commissions and offering costs.
(2)For each of the three-month periods ended June 30, 2023 and 2022, dividends totaling $0.45 per share of common stock and convertible unit outstanding, were declared. For each of the six-month periods ended June 30, 2023 and 2022, dividends totaling $0.90 per share of common stock and convertible unit outstanding were declared.
(3)For the three-month periods ended June 30, 2023 and 2022, dividends totaling $1.3516 and $0.8125, respectively, per share of preferred stock were declared. For the six-month periods ended June 30, 2023 and 2022, dividends totaling $2.6672 and $1.6250, respectively, per share of preferred stock were declared.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2023	June 30, 2022
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(92,010)	$81,339
Cash Flows from Investing Activities:
Purchase of securities	(1,243,577)	(718,960)
Purchase of loans	(1,452,192)	(2,014,793)
Capital improvements of real estate owned	(29)	(75)
Proceeds from disposition of securities	1,130,556	659,827
Proceeds from disposition of loans	17,984	19,520
Contributions to investments in unconsolidated entities	(44,555)	(10,294)
Distributions from investments in unconsolidated entities	87,804	170,513
Proceeds from disposition of real estate owned	19,109	5,147
Proceeds from FHA insurance claims on HECM loans	64,727	—
Proceeds from principal payments of securities	87,527	181,108
Proceeds from principal payments of loans	1,198,081	279,580
Proceeds from securities sold short	171,429	622,122
Repurchase of securities sold short	(219,746)	(553,190)
Payments on financial derivatives	(157,895)	(60,210)
Proceeds from financial derivatives	145,458	122,232
Payments made on reverse repurchase agreements	(18,857,421)	(16,595,096)
Proceeds from reverse repurchase agreements	18,901,283	16,537,455
Due from brokers, net	3,891	17,579
Due to brokers, net	12,299	28,405
Net cash provided by (used in) investing activities	(135,267)	(1,309,130)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	60,611	45,301
Net proceeds from the issuance of preferred stock(1)	96,850	511
Offering costs paid	(501)	(658)
Repurchase of common stock	(12,352)	(1,164)
Dividends paid	(70,411)	(60,234)
Contributions from non-controlling interests	1,829	10,840
Distributions to non-controlling interests	(6,237)	(15,044)
Proceeds from issuance of Other secured borrowings	859,817	15,063
Principal payments on Other secured borrowings	(962,585)	(22,511)
Borrowings under repurchase agreements	20,231,187	5,179,777
Repayments of repurchase agreements	(20,141,555)	(4,671,100)
Proceeds from issuance of Senior notes, at fair value	—	206,385
Proceeds from issuance of Other secured borrowings, at fair value	—	687,977
Proceeds from issuance of HMBS	728,139	—
Principal payments on HMBS related obligations, at fair value	(587,784)	—
Due from brokers, net	5,255	(15,668)
Due to brokers, net	(658)	(69)
Net cash provided by (used in) financing activities	201,605	1,359,406
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(25,672)	131,615
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	221,869	92,836
Cash, Cash Equivalents, and Restricted Cash, End of Period	$196,197	$224,451

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2023	June 30, 2022
(In thousands)	Expressed in U.S. Dollars
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents, beginning of period	$217,053	$92,661
Restricted cash, beginning of period	4,816	175
Cash and cash equivalents and restricted cash, beginning of period	221,869	92,836
Cash and cash equivalents, end of period	194,595	224,451
Restricted cash, end of period	1,602	—
Cash and cash equivalents and restricted cash, end of period	196,197	224,451
Supplemental disclosure of cash flow information:
Interest paid	$126,492	$34,349
Income tax paid (refunded)	(470)	88
Dividends payable	14,183	11,657
Transfers from mortgage loans to real estate owned (non-cash)	10,190	1,018
Transfers from mortgage loans to other sales and claims receivable (non-cash)	61,904	—
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	28,425	177,997
Transfers from corporate loans to investments in unconsolidated entities (non-cash)	665	1,000
Contributions to investments in unconsolidated entities (non-cash)	(7,957)	—
Purchase of investments (non-cash)	(25,580)	—
Purchase of loans, net (non-cash)	(69,610)	—
Proceeds from the disposition of loans (non-cash)	174,181	—
Proceeds from principal payments of investments (non-cash)	85,704	220,672
Principal payments on Other secured borrowings, at fair value (non-cash)	(85,704)	(213,202)
Proceeds received from Other secured borrowings, at fair value (non-cash)	—	112,889
Proceeds from issuance of Other secured borrowings, net (non-cash)	69,610	—
Principal payments on Other secured borrowings (non-cash)	—	(43,719)
Repayments of repurchase agreements (non-cash)	(141,453)	(113,218)
(1)Net of discounts and commissions.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
Pending Acquisition of Arlington Asset Investment Corp.
On May 29, 2023, the Company; EF Merger Sub Inc., a wholly-owned subsidiary of the Company; Arlington Asset Investment Corp., a Virginia corporation (“Arlington”); and, solely for the limited purposes set forth in the Arlington Merger Agreement (as defined below), the Manager, entered into an agreement and plan of merger (the “Arlington Merger Agreement”) under which Arlington will be merged with and into EF Merger Sub Inc.. EF Merger Sub Inc. will survive as a wholly-owned subsidiary of the Company (the “Arlington Merger”).
Under the terms of the Arlington Merger Agreement, at the effective time of the Arlington Merger, each outstanding share of Arlington's Class A common stock (other than shares held by the Company, EF Merger Sub Inc. or any wholly-owned subsidiary of the Company, EF Merger Sub Inc. or Arlington) will be converted into the right to receive: (i) from the Company, shares of the Company’s common stock based on an exchange ratio of 0.3619, subject to adjustment as provided in the Arlington Merger Agreement, and (ii) from the Manager, $0.09 in cash (approximately $3.0 million in aggregate).
In addition, at the effective time of the Arlington Merger, each share of Arlington’s 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock, $0.01 par value per share, will be automatically converted into the right to receive one newly issued share of 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock, $0.001 par value per share, of the Company; and each share of Arlington’s 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, will be automatically converted into the right to receive one newly issued share of 8.250% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share, of the Company.
Certain equity-based awards previously issued under Arlington's equity-incentive plans, including restricted shares of common stock, performance restricted stock units, stock price performance restricted stock units and deferred stock units, will, immediately prior to the consummation of the Arlington Merger, become fully vested (and, where applicable, vested as if all performance goals were achieved at maximum or actual performance levels) and be treated as shares of Arlington's Class A common stock for all purposes of the Arlington Merger Agreement.
At the consummation of the Arlington Merger, all assets, and all debts, obligations and liabilities of Arlington will become the assets, debts, obligations and liabilities of the Company (including Arlington’s outstanding trust preferred securities, 6.75% Senior Notes due 2025 and 6.000% Senior Notes due 2026).
The closing of the Arlington Merger is subject to the approval of Arlington's shareholders and other customary closing conditions set forth in the Arlington Merger Agreement.
Pending Acquisition of Great Ajax Corp.
On June 30, 2023, the Company; EF Acquisition I LLC, a wholly-owned subsidiary of the Company; and Great Ajax Corp., a Maryland corporation (“Great Ajax”) entered into an agreement and plan of merger (the “Great Ajax Merger Agreement”) under which Great Ajax will be merged with EF Acquisition I LLC. EF Acquisition I LLC will survive as a wholly-owned subsidiary of the Company (the “Great Ajax Merger”).
Under the terms of the Great Ajax Merger Agreement, at the effective time of the Great Ajax Merger, each outstanding share of Great Ajax common stock (other than shares held by the Company, EF Acquisition I LLC or any wholly-owned subsidiary of the Company, EF Acquisition I LLC or Great Ajax) will be converted into the right to receive: (i) shares of the Company’s common stock based on an exchange ratio of 0.5308, subject to adjustment as provided in the Great Ajax Merger Agreement, and (ii) if, applicable, any contingent cash consideration.
Additionally, certain shares of restricted stock previously issued under Great Ajax's equity-incentive plans will, immediately prior to the consummation of the Great Ajax Merger, become fully vested and considered outstanding for all purposes of the Great Ajax Merger Agreement.
At the consummation of the Great Ajax Merger, all assets, and all debts, obligations and liabilities of Great Ajax will become the assets, debts, obligations and liabilities of the Company (including those related to the 7.25% Convertible Senior Notes due 2024 of Great Ajax and the 8.875% Senior Unsecured Notes due 2027 of Great Ajax Operating Partnership L.P., a Delaware limited partnership).
The closing of the Great Ajax Merger is subject to the approval of Great Ajax 's stockholders, Great Ajax effectuating the repurchase of certain securities and other customary closing conditions set forth in the Great Ajax Merger Agreement.
The Company will account for each of the Arlington Merger and the Great Ajax Merger as a business combination in accordance with the provisions of ASC 805, “Business Combinations,” or “ASC 805.” In applying the acquisition method of accounting, the Company will be treated as the acquirer of both Arlington and Great Ajax for accounting purposes.
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

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:
June 30, 2023:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$913,139	$5,355	$918,494
Non-Agency RMBS	—	108,745	168,609	277,354
CMBS	—	8,444	12,308	20,752
CLOs	—	5,485	19,733	25,218
Asset-backed securities, backed by consumer loans	—	—	77,139	77,139
Corporate debt securities	—	—	9,633	9,633
Corporate equity securities	1,000	—	10,736	11,736
U.S. Treasury securities	—	160,537	—	160,537
Loans, at fair value:
Residential mortgage loans	—	—	2,993,683	2,993,683
Commercial mortgage loans	—	—	348,360	348,360
Consumer loans	—	—	3,059	3,059
Corporate loans	—	—	6,532	6,532
Reverse mortgage loans	—	—	8,471,061	8,471,061
MSRs, at fair value	—	—	7,473	7,473
Servicing asset, at fair value	—	—	1,304	1,304
Loan commitments, at fair value	—	—	3,800	3,800
Investment in unconsolidated entities, at fair value	—	—	118,420	118,420
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	76	76
Credit default swaps on asset-backed indices	—	4,536	—	4,536
Credit default swaps on corporate bond indices	—	19	—	19
Interest rate swaps	—	118,910	—	118,910
TBAs	—	2,893	—	2,893
Warrants	—	1,205	—	1,205
Futures	3,792	—	—	3,792
Forwards	—	41	—	41
Total assets	$4,792	$1,323,954	$12,257,281	$13,586,027

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(161,455)	$—	$(161,455)
Common stock	(263)	—	—	(263)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(33)	—	(33)
Credit default swaps on corporate bonds	—	(283)	—	(283)
Credit default swaps on corporate bond indices	—	(9,400)	—	(9,400)
Interest rate swaps	—	(20,247)	—	(20,247)
TBAs	—	(536)	—	(536)
Futures	(3)	—	—	(3)
Other secured borrowings, at fair value	—	—	(1,472,368)	(1,472,368)
HMBS-related obligations, at fair value	—	—	(8,055,288)	(8,055,288)
Senior notes, at fair value	—	—	(185,325)	(185,325)
Total liabilities	$(266)	$(191,954)	$(9,712,981)	$(9,905,201)
December 31, 2022:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$961,236	$7,027	$968,263
Non-Agency RMBS	—	129,676	132,502	262,178
CMBS	—	5,604	12,649	18,253
CLOs	—	6,463	24,598	31,061
Asset-backed securities, backed by consumer loans	—	—	73,644	73,644
Corporate debt securities	—	—	7,533	7,533
Corporate equity securities	—	—	11,111	11,111
U.S. Treasury securities	—	87,422	—	87,422
Loans, at fair value:
Residential mortgage loans	—	—	3,115,518	3,115,518
Commercial mortgage loans	—	—	404,324	404,324
Consumer loans	—	—	4,843	4,843
Corporate loans	—	—	4,086	4,086
Reverse mortgage loans	—	—	8,097,237	8,097,237
MSRs, at fair value	—	—	8,108	8,108
Servicing asset, at fair value	—	—	999	999
Loan commitments, at fair value	—	—	3,060	3,060
Investment in unconsolidated entities, at fair value	—	—	127,046	127,046
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	76	76
Credit default swaps on asset-backed indices	—	3,366	—	3,366
Credit default swaps on corporate bond indices	—	83	—	83
Interest rate swaps	—	117,022	—	117,022
TBAs	—	7,985	—	7,985
Warrants	—	1,137	—	1,137
Futures	2,772	—	—	2,772
Forwards	—	77	—	77
Total assets	$2,772	$1,320,071	$12,034,361	$13,357,204

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(209,203)	$—	$(209,203)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(33)	—	(33)
Credit default swaps on corporate bonds	—	(259)	—	(259)
Credit default swaps on corporate bond indices	—	(1,513)	—	(1,513)
Interest rate swaps	—	(50,290)	—	(50,290)
TBAs	—	(2,007)	—	(2,007)
Futures	(96)	—	—	(96)
Other secured borrowings, at fair value	—	—	(1,539,881)	(1,539,881)
HMBS-related obligations, at fair value	—	—	(7,787,155)	(7,787,155)
Senior notes, at fair value	—	—	(191,835)	(191,835)
Total liabilities	$(96)	$(263,305)	$(9,518,871)	$(9,782,272)
The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2023 and December 31, 2022:
June 30, 2023:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$99,850	Market Quotes	Non Binding Third-Party Valuation	$0.47	$147.30	$77.49
	68,759	Discounted Cash Flows
	168,609		Yield	0.0%	104.7%	12.4%
			Projected Collateral Prepayments	0.0%	100.0%	35.9%
			Projected Collateral Losses	0.0%	98.6%	14.4%
			Projected Collateral Recoveries	0.0%	38.8%	13.1%
Non-Agency CMBS	12,308	Market Quotes	Non Binding Third-Party Valuation	$5.20	$70.00	$38.55
	—	Discounted Cash Flows
	12,308		Yield	11.5%	19.4%	16.7%
			Projected Collateral Losses	—%	49.0%	4.8%
			Projected Collateral Recoveries	51.0%	100.0%	93.7%
CLOs	15,975	Market Quotes	Non Binding Third-Party Valuation	$30.10	$95.00	$69.72
	3,758	Discounted Cash Flows
	19,733		Yield	12.7%	65.7%	24.9%
Agency interest only RMBS	714	Market Quotes	Non Binding Third-Party Valuation	$0.30	$20.29	$12.70
	4,641	Option Adjusted Spread ("OAS")
	5,355		LIBOR OAS(1)(2)	37	4,232	641
			Projected Collateral Prepayments	24.8%	100.0%	57.0%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
ABS backed by consumer loans	$77,139	Discounted Cash Flows	Yield	7.8%	31.7%	13.0%
			Projected Collateral Prepayments	0.0%	23.4%	16.3%
			Projected Collateral Losses	0.0%	41.2%	20.4%
Corporate debt and equity	20,369	Discounted Cash Flows	Yield	7.4%	39.9%	14.5%
Performing and re-performing residential mortgage loans	1,336,039	Discounted Cash Flows	Yield	0.7%	90.9%	8.7%
Securitized residential mortgage loans(3)(4)	1,479,434	Market Quotes	Non Binding Third-Party Valuation	$0.81	$98.10	$85.15
	113,551	Discounted Cash Flows
	1,592,985		Yield	3.9%	44.0%	7.9%
Non-performing residential mortgage loans	64,659	Discounted Cash Flows	Yield	0.2%	83.3%	9.1%
			Recovery Amount	2.0%	227.8%	103.0%
			Months to Resolution	17.2	83.7	33.8
Performing commercial mortgage loans	327,465	Discounted Cash Flows	Yield	6.2%	13.5%	11.2%
Non-performing commercial mortgage loans	20,895	Discounted Cash Flows	Yield	15.7%	50.6%	24.8%
			Recovery Amount	100.5%	125.0%	107.0%
			Months to Resolution	2.9	5.9	3.6
Consumer loans	3,059	Discounted Cash Flows	Yield	10.4%	27.9%	17.8%
			Projected Collateral Prepayments	0.0%	17.1%	7.5%
			Projected Collateral Losses	0.0%	44.7%	14.5%
Corporate loans	6,532	Discounted Cash Flows	Yield	6.0%	34.3%	13.7%
Reverse Mortgage Loans—HECM	8,262,333	Discounted Cash Flows	Yield	2.5%	7.1%	4.8%
			Conditional Prepayment Rate	7.9%	45.3%	9.3%
Reverse Mortgage Loans—HECM	23,676	Recent Transactions	Transaction Price	n/a	n/a	n/a
Reverse Mortgage Loans—Proprietary	185,052	Discounted Cash Flows	Yield	5.9%	9.2%	7.5%
			Conditional Prepayment Rate	11.0%	37.1%	14.7%
MSRs	7,473	Discounted Cash Flows	Yield	12.0%	12.0%	12.0%
			Conditional Prepayment Rate	11.0%	37.1%	14.0%
Servicing Asset	1,304	Discounted Cash Flows	Yield	11.7%	11.7%	11.7%
Loan Commitments	3,800	Discounted Cash Flows	Pull-through rate	60.6%	100.0%	75.0%
			Cost to originate	3.0%	7.8%	5.5%
Investment in unconsolidated entities—Loan origination entities	32,518	Enterprise Value	Equity Price-to-Book(5)	0.9x	1.3x	1.0x
Investment in unconsolidated entities—Other	85,360	Enterprise Value	Net Asset Value	n/a	n/a	n/a
Investment in unconsolidated entities—Loan origination-related entities	542	Recent Transactions	Transaction Price	n/a	n/a	n/a
	118,420

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Credit default swaps on asset-backed securities	$76	Net Discounted Cash Flows	Projected Collateral Prepayments	22.9%	22.9%	22.9%
			Projected Collateral Losses	8.6%	8.6%	8.6%
			Projected Collateral Recoveries	12.3%	12.3%	12.3%
Other secured borrowings, at fair value(3)	(1,472,368)	Market Quotes	Non Binding Third-Party Valuation	$49.09	$98.10	$86.39
			Yield	3.6%	6.2%	5.4%
			Projected Collateral Prepayments	93.1%	95.3%	94.1%
HMBS-related obligations, at fair value	(8,055,288)	Discounted Cash Flows	Yield	2.3%	7.0%	4.7%
			Conditional Prepayment Rate	8.0%	45.3%	9.2%
Senior notes, at fair value	(185,325)	Market Quotes	Non Binding Third-Party Valuation	$88.25	$88.25	$88.25
(1)Shown in basis points.
(2)For range minimum, range maximum, and the weighted average of LIBOR OAS, exclude Agency interest only securities with a negative LIBOR OAS, with a total fair value of $0.5 million. Including these securities the weighted average was 415 basis points.
(3)Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(4)Includes $14.2 million of non-performing securitized residential mortgage loans.
(5)Represents an estimation of where market participants might value an enterprise on a price-to-book basis. For the range minimum, the range maximum, and the weighted average yield, excludes investments in unconsolidated entities with a total fair value of $6.5 million. Including such investments the weighted average price-to-book ratio was 6.7x.
December 31, 2022:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$59,831	Market Quotes	Non Binding Third-Party Valuation	$0.45	$159.91	$69.79
	72,671	Discounted Cash Flows
	132,502		Yield(1)	0.0%	95.7%	12.1%
			Projected Collateral Prepayments	0.0%	100.0%	52.0%
			Projected Collateral Losses	0.0%	97.4%	16.5%
			Projected Collateral Recoveries	0.0%	69.5%	15.4%
Non-Agency CMBS	12,080	Market Quotes	Non Binding Third-Party Valuation	$5.54	$69.07	$38.37
	569	Discounted Cash Flows
	12,649		Yield	9.4%	17.5%	12.7%
			Projected Collateral Losses	1.2%	39.8%	5.8%
			Projected Collateral Recoveries	60.2%	96.5%	92.8%
CLOs	17,925	Market Quotes	Non Binding Third-Party Valuation	$3.96	$92.00	$57.94
	6,673	Discounted Cash Flows
	24,598		Yield(2)	13.2%	36.1%	23.3%
Agency interest only RMBS	2,358	Market Quotes	Non Binding Third-Party Valuation	$11.83	$20.44	$16.54
	4,669	Option Adjusted Spread ("OAS")
	7,027		LIBOR OAS(3)(4)	57	4,217	554
			Projected Collateral Prepayments	23.2%	100.0%	55.3%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
ABS backed by consumer loans	$73,644	Discounted Cash Flows	Yield	6.7%	27.9%	13.5%
			Projected Collateral Prepayments	0.0%	18.3%	14.4%
			Projected Collateral Losses	0.6%	35.2%	21.3%
Corporate debt and equity	18,644	Discounted Cash Flows	Yield	0.0%	49.6%	16.4%
Performing and re-performing residential mortgage loans	1,416,951	Discounted Cash Flows	Yield	0.5%	53.5%	8.7%
Securitized residential mortgage loans(5)(6)	1,539,170	Market Quotes	Non Binding Third-Party Valuation	$0.54	$98.22	$86.45
	125,900	Discounted Cash Flows
	1,665,070		Yield	4.4%	40.8%	8.3%
Non-performing residential mortgage loans	33,497	Discounted Cash Flows	Yield	3.7%	79.6%	13.7%
			Recovery Amount	1.5%	220.6%	21.4%
			Months to Resolution	3.0	105.6	16.8
Performing commercial mortgage loans	386,741	Discounted Cash Flows	Yield	5.2%	16.5%	10.5%
Non-performing commercial mortgage loans	17,583	Discounted Cash Flows	Yield	23.0%	25.1%	24.8%
			Recovery Amount	100.0%	100.5%	100.4%
			Months to Resolution	1.8	5.8	2.3
Consumer loans	4,843	Discounted Cash Flows	Yield	10.6%	28.2%	17.6%
			Projected Collateral Prepayments	0.1%	21.7%	12.2%
			Projected Collateral Losses	0.4%	61.2%	13.2%
Corporate loans	4,086	Discounted Cash Flows	Yield	6.0%	13.0%	7.1%
Reverse Mortgage Loans—HECM	7,993,635	Discounted Cash Flows	Yield	4.2%	6.3%	5.2%
			Conditional Prepayment Rate	1.8%	44.6%	9.8%
Reverse Mortgage Loans—Proprietary	103,602	Discounted Cash Flows	Yield	6.5%	8.6%	8.1%
			Conditional Prepayment Rate	11.0%	37.1%	13.8%
MSRs	8,108	Discounted Cash Flows	Yield	12.0%	12.0%	12.0%
			Conditional Prepayment Rate	11.0%	37.1%	14.7%
Servicing Asset	999	Discounted Cash Flows	Yield	11.7%	11.7%	11.7%
Loan Commitments	3,060	Discounted Cash Flows	Pull-through rate	56.2%	100.0%	73.7%
			Cost to originate	2.4%	7.1%	4.4%
Investment in unconsolidated entities—Loan origination entities	37,099	Enterprise Value	Equity Price-to-Book(7)	1.0x	1.8x	1.1x
Investment in unconsolidated entities—Other	88,905	Enterprise Value	Net Asset Value	n/a	n/a	n/a
Investment in unconsolidated entities—Loan origination-related entities	1,042	Recent Transactions	Transaction Price	n/a	n/a	n/a
	127,046
Credit default swaps on asset-backed securities	76	Net Discounted Cash Flows	Projected Collateral Prepayments	22.9%	22.9%	22.9%
			Projected Collateral Losses	8.6%	8.6%	8.6%
			Projected Collateral Recoveries	12.3%	12.3%	12.3%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Other secured borrowings, at fair value(5)	$(1,539,881)	Market Quotes	Non Binding Third-Party Valuation	$54.94	$98.22	$87.34
			Yield	3.7%	8.5%	6.9%
			Projected Collateral Prepayments	93.3%	96.3%	94.5%
HMBS-related obligations, at fair value	(7,787,155)	Discounted Cash Flows	Yield	4.1%	6.1%	5.1%
			Conditional Prepayment Rate	7.3%	36.7%	9.8%
Senior notes, at fair value	(191,835)	Market Quotes	Non Binding Third-Party Valuation	$91.35	$91.35	$91.35
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

The tables below includes a roll-forward of the Company's financial instruments for the three- and six-month periods ended June 30, 2023 and 2022 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended June 30, 2023

(In thousands)	Beginning Balance as of March 31, 2023	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2023
Assets:
Securities, at fair value:
Agency RMBS	$6,193	$(322)	$(176)	$3	$195	$—	$959	$(1,497)	$5,355
Non-Agency RMBS	156,277	(85)	1,035	(3,873)	1,134	(8,742)	29,517	(6,654)	168,609
CMBS	11,767	54	—	(1,083)	2,126	—	2,016	(2,572)	12,308
CLOs	28,674	(229)	354	(954)	2,751	(10,863)	—	—	19,733
Asset-backed securities backed by consumer loans	72,200	(991)	(6,787)	4,209	17,553	(9,045)	—	—	77,139
Corporate debt securities	8,347	—	(832)	469	8,359	(6,710)	—	—	9,633
Corporate equity securities	11,102	—	(4)	422	1,062	(1,846)	—	—	10,736
Loans, at fair value:
Residential mortgage loans	3,024,744	(2,571)	(2,938)	(15,200)	359,090	(369,442)	—	—	2,993,683
Commercial mortgage loans	374,233	—	—	4,254	27,225	(57,352)	—	—	348,360
Consumer loans	3,969	(230)	(292)	210	151	(749)	—	—	3,059
Corporate loan	4,920	—	454	9	2,481	(1,332)	—	—	6,532
Reverse mortgage loans(3)	8,404,701	—	—	39,393	424,893	(397,926)	—	—	8,471,061
MSRs, at fair value(3)	8,100	—	—	(627)	—	—	—	—	7,473
Servicing asset, at fair value	299	—	—	1,005	—	—	—	—	1,304
Loan commitments, at fair value	3,299	—	—	501	—	—	—	—	3,800
Investments in unconsolidated entities, at fair value	118,747	—	(1,245)	(4,623)	50,816	(45,275)	—	—	118,420
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	76	—	—	—	—	—	—	—	76
Total assets, at fair value	$12,237,648	$(4,374)	$(10,431)	$24,115	$897,836	$(909,282)	$32,492	$(10,723)	$12,257,281
Liabilities:
Other secured borrowings, at fair value	(1,534,592)	(261)	—	12,152	50,333	—	—	—	(1,472,368)
Senior notes, at fair value	(185,325)	—	—	—	—	—	—	—	(185,325)
HMBS-related obligations, at fair value	(7,975,916)	—	—	(24,577)	340,499	(395,294)	—	—	(8,055,288)
Total liabilities, at fair value	$(9,695,833)	$(261)	$—	$(12,425)	$390,832	$(395,294)	$—	$—	$(9,712,981)
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
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2023, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2023. For Level 3 financial instruments held by the Company at June 30, 2023, change in net unrealized gain (loss) of $(6.6) million, $(11.2) million, $(0.6) million, $0.5 million,$(6.7) million, $12.2 million, and $(24.6) million for the three-month period ended June 30, 2023 relate to securities, loans,

MSRs, loan commitments, investments in unconsolidated entities, other secured borrowings, and HMBS-related obligations, respectively.
At June 30, 2023, the Company transferred $10.7 million of assets from Level 3 to Level 2 and $32.5 million of assets from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
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
Six-Month Period Ended June 30, 2023

(In thousands)	Beginning Balance as of December 31, 2022	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2023
Assets:
Securities, at fair value:
Agency RMBS	$7,027	$(641)	$(464)	$421	$336	$(964)	$1,136	$(1,496)	$5,355
Non-Agency RMBS	132,502	101	1,926	(7,917)	28,889	(31,391)	51,229	(6,730)	168,609
CMBS	12,649	103	—	(2,488)	2,127	—	2,742	(2,825)	12,308
CLOs	24,598	(64)	239	(2,232)	728	(6,874)	3,338	—	19,733
Asset-backed securities backed by consumer loans	73,644	(2,318)	(6,709)	2,137	29,693	(19,308)	—	—	77,139
Corporate debt securities	7,533	—	(1,089)	740	11,253	(8,804)	—	—	9,633
Corporate equity securities	11,111	—	(3)	381	1,094	(1,847)	—	—	10,736
Loans, at fair value:
Residential mortgage loans	3,115,518	(4,232)	(8,526)	38,444	679,302	(826,823)	—	—	2,993,683
Commercial mortgage loans	404,324	—	(1)	4,594	63,445	(124,002)	—	—	348,360
Consumer loans	4,843	(476)	(196)	(44)	451	(1,519)	—	—	3,059
Corporate loan	4,086	—	354	10	3,417	(1,335)	—	—	6,532
Reverse mortgage loans(3)	8,097,237	—	(4)	210,961	845,371	(682,504)	—	—	8,471,061
MSRs, at fair value(3)	8,108	—	—	(635)	—	—	—	—	7,473
Servicing asset, at fair value	999	—	—	305	—	—	—	—	1,304
Loan commitments, at fair value	3,060	—	—	740	—	—	—	—	3,800
Investments in unconsolidated entities, at fair value	127,046	—	227	(2,651)	81,602	(87,804)	—	—	118,420
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	76	—	1	—	—	(1)	—	—	76
Total assets, at fair value	$12,034,361	$(7,527)	$(14,245)	$242,766	$1,747,708	$(1,793,176)	$58,445	$(11,051)	$12,257,281
Liabilities:
Other secured borrowings, at fair value	(1,539,881)	(664)	—	(17,527)	85,704	—	—	—	(1,472,368)
Senior notes, at fair value	(191,835)	—	—	6,510	—	—	—	—	(185,325)
HMBS-related obligations, at fair value	(7,787,155)	—	—	(156,111)	616,117	(728,139)	—	—	(8,055,288)
Total liabilities, at fair value	$(9,518,871)	$(664)	$—	$(167,128)	$701,821	$(728,139)	$—	$—	$(9,712,981)
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
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2023, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2023. For Level 3 financial instruments held by the Company at June 30, 2023, change in net unrealized gain (loss) of $(12.0) million, $42.7 million, $(0.6) million, $0.3 million, $0.7 million, $(8.8) million, $(17.5) million, $6.5 million, and $(156.1) million for the six-month period ended June 30, 2023 relate to securities, loans, MSRs, servicing asset, loan commitments, investments in unconsolidated entities, other secured borrowings, senior notes, and HMBS-related obligations, respectively.

At June 30, 2023, the Company transferred $11.1 million of assets from Level 3 to Level 2 and $58.4 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
Six-Month Period Ended June 30, 2022

(In thousands)	Beginning Balance as of December 31, 2021	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2022
Assets:
Securities, at fair value:
Agency RMBS	$9,710	$(1,088)	$133	$(1,182)	$840	$(514)	$4,805	$(315)	$12,389
Non-Agency RMBS	134,888	783	1,951	(9,458)	18,614	(12,160)	17,710	(20,879)	131,449
CMBS	13,134	61	1,118	(1,281)	620	(2,234)	5,119	(7,157)	9,380
CLOs	26,678	(1,420)	3,020	(2,947)	—	(10,480)	10,731	(2,204)	23,378
Asset-backed securities backed by consumer loans	73,108	(2,153)	(299)	(5,632)	36,237	(23,078)	—	—	78,183
Corporate debt securities	5,198	—	1,533	(1,680)	5,312	(8,596)	—	—	1,767
Corporate equity securities	7,556	—	1,739	(1,365)	4,983	(2,637)	—	—	10,276
Loans, at fair value:
Residential mortgage loans	2,016,228	(9,011)	1,617	(183,248)	1,619,479	(449,481)	—	—	2,995,584
Commercial mortgage loans	326,197	—	10	(1,224)	333,806	(181,411)	—	—	477,378
Consumer loans	62,365	(2,523)	(698)	(371)	10,982	(62,345)	—	—	7,410
Corporate loan	10,531	—	(1,000)	—	2,325	(1,408)	—	—	10,448
Investment in unconsolidated entities, at fair value	195,643	—	1,140	(29,911)	195,909	(170,512)	—	—	192,269
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	303	—	(11)	(101)	11	—	—	—	202
Total assets, at fair value	$2,881,539	$(15,351)	$10,253	$(238,400)	$2,229,118	$(924,856)	$38,365	$(30,555)	$3,950,113
Liabilities:
Other secured borrowings, at fair value(3)	$(984,168)	$—	$—	$122,899	$213,953	$(800,866)	$—	$—	$(1,448,182)
Senior notes, at fair value	—	—	—	7,350	—	(210,000)	—	—	(202,650)
Total liabilities, at fair value	$(984,168)	$—	$—	$130,249	$213,953	$(1,010,866)	$—	$—	$(1,650,832)
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

The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023		December 31, 2022
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$194,595	$194,595	$217,053	$217,053
Restricted cash	1,602	1,602	4,816	4,816
Due from brokers	33,118	33,118	36,761	36,761
Reverse repurchase agreements	183,676	183,676	226,444	226,444
Liabilities:
Repurchase agreements	2,557,864	2,557,864	2,609,685	2,609,685
Other secured borrowings	242,900	242,900	276,058	276,058
Due to brokers	46,421	46,421	34,507	34,507
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

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of June 30, 2023 and December 31, 2022.
June 30, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$79,540	$981	$80,521	$—	$(7,375)	$73,146	2.54%	2.15%	3.87
20-year fixed-rate mortgages	6,825	350	7,175	—	(1,204)	5,971	2.41%	1.56%	6.75
30-year fixed-rate mortgages	850,534	(3,204)	847,330	211	(53,932)	793,609	3.90%	3.79%	7.67
Adjustable rate mortgages	5,484	544	6,028	—	(699)	5,329	3.75%	2.10%	4.44
Reverse mortgages	26,561	3,300	29,861	—	(2,933)	26,928	4.36%	2.55%	4.86
Interest only securities	n/a	n/a	13,299	1,195	(983)	13,511	1.09%	14.08%	5.26
Non-Agency RMBS	403,725	(131,644)	272,081	7,042	(32,117)	247,006	5.07%	8.96%	6.64
CMBS	45,701	(18,357)	27,344	335	(10,141)	17,538	3.03%	8.52%	6.31
Non-Agency interest only securities	n/a	n/a	30,079	5,577	(2,094)	33,562	0.17%	14.75%	7.67
CLOs	n/a	n/a	40,862	1,819	(17,463)	25,218	1.93%	7.54%	3.75
ABS backed by consumer loans	128,164	(39,484)	88,680	240	(11,781)	77,139	0.05%	12.52%	1.35
Corporate debt	32,384	(23,490)	8,894	1,047	(308)	9,633	—%	—%	2.19
Corporate equity	n/a	n/a	9,960	3,482	(1,706)	11,736	n/a	n/a	n/a
U.S. Treasury securities	163,398	(314)	163,084	46	(2,593)	160,537	3.72%	3.73%	6.05
Total Long	1,742,316	(211,318)	1,625,198	20,994	(145,329)	1,500,863	3.72%	5.51%	6.60
Short:
Corporate equity	n/a	n/a	(234)	—	(29)	(263)	n/a	n/a	n/a
U.S. Treasury securities	(146,390)	2,064	(144,326)	8,157	—	(136,169)	2.18%	2.43%	3.86
European sovereign bonds	(26,862)	(838)	(27,700)	2,414	—	(25,286)	0.01%	0.15%	1.70
Total Short	(173,252)	1,226	(172,260)	10,571	(29)	(161,718)	1.84%	2.06%	3.52
Total	$1,569,064	$(210,092)	$1,452,938	$31,565	$(145,358)	$1,339,145	3.92%	5.17%	6.30
(1)Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the coupon rates or loan rates on the underlying collateral.
(2)Total long, total short, and total weighted average coupon exclude interest only securities, CLOs, and corporate equity.
(3)Expected average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

December 31, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$140,409	$4,613	$145,022	$—	$(14,892)	$130,130	2.59%	1.73%	4.30
20-year fixed-rate mortgages	7,253	380	7,633	—	(1,301)	6,332	2.41%	1.57%	6.95
30-year fixed-rate mortgages	846,582	20,961	867,543	228	(89,105)	778,666	3.54%	3.12%	8.57
Adjustable rate mortgages	6,410	581	6,991	—	(737)	6,254	3.41%	2.20%	4.79
Reverse mortgages	29,658	3,511	33,169	—	(3,180)	29,989	3.50%	2.60%	4.84
Interest only securities	n/a	n/a	17,365	1,179	(1,652)	16,892	1.36%	10.11%	5.32
Non-Agency RMBS	388,304	(130,167)	258,137	5,228	(24,475)	238,890	4.33%	7.29%	5.74
CMBS	38,996	(17,722)	21,274	287	(6,992)	14,569	2.54%	8.43%	8.33
Non-Agency interest only securities	n/a	n/a	24,588	3,566	(1,182)	26,972	0.18%	14.21%	7.65
CLOs	n/a	n/a	45,240	3,217	(17,396)	31,061	2.16%	9.37%	3.06
ABS backed by consumer loans	115,604	(28,282)	87,322	278	(13,956)	73,644	11.87%	13.42%	1.21
Corporate debt	30,872	(23,337)	7,535	551	(553)	7,533	—%	—%	2.16
Corporate equity	n/a	n/a	9,799	2,941	(1,629)	11,111	n/a	n/a	n/a
U.S. Treasury securities	88,699	640	89,339	—	(1,917)	87,422	3.58%	3.46%	7.06
Total Long	1,692,787	(168,822)	1,620,957	17,475	(178,967)	1,459,465	4.12%	4.70%	6.93
Short:
U.S. Treasury securities	(200,850)	6,132	(194,718)	10,025	(731)	(185,424)	2.18%	2.60%	5.16
European sovereign bonds	(25,320)	(1,508)	(26,828)	3,049	—	(23,779)	0.01%	0.04%	2.17
Total Short	(226,170)	4,624	(221,546)	13,074	(731)	(209,203)	1.94%	2.29%	4.82
Total	$1,466,617	$(164,198)	$1,399,411	$30,549	$(179,698)	$1,250,262	4.46%	4.41%	6.67
(1)Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the coupon rates or loan rates on the underlying collateral.
(2)Conformed to current period presentation. Total long, total short, and total weighted average coupon excludes interest only securities, CLOs, and corporate equity.
(3)Expected average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

The following tables detail weighted average life of the Company's Agency RMBS as of June 30, 2023 and December 31, 2022.
June 30, 2023:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$35,950	$37,146	4.26%	$1,901	$2,119	0.57%
Greater than three years and less than seven years	304,863	323,510	4.50%	8,864	8,698	1.84%
Greater than seven years and less than eleven years	562,748	608,512	3.41%	2,473	2,177	1.73%
Greater than eleven years	1,422	1,747	2.50%	273	305	0.68%
Total	$904,983	$970,915	3.79%	$13,511	$13,299	1.09%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of June 30, 2023 and December 31, 2022.
June 30, 2023:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$83,099	$87,434	3.82%	$4,210	$4,376	0.05%	$98,258	$120,172	0.85%
Greater than three years and less than seven years	67,235	72,595	5.70%	5,481	5,181	0.37%	155,825	162,397	3.50%
Greater than seven years and less than eleven years	65,320	83,839	5.03%	23,554	20,240	0.15%	18,444	18,951	2.92%
Greater than eleven years	48,890	55,557	5.68%	317	282	1.24%	—	—	—%
Total	$264,544	$299,425	4.87%	$33,562	$30,079	0.17%	$272,527	$301,520	1.91%
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
The following table details the components of interest income by security type for the three- and six-month periods ended June 30, 2023 and 2022:

	Three-Month Period Ended
(In thousands)	June 30, 2023			June 30, 2022
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$9,503	$(1,687)	$7,816	$12,941	$(1,892)	$11,049
Non-Agency RMBS and CMBS	7,387	(202)	7,185	4,772	103	4,875
CLOs	880	(206)	674	1,887	(620)	1,267
Other securities(1)	5,640	(1,021)	4,619	4,587	(1,036)	3,551
Total	$23,410	$(3,116)	$20,294	$24,187	$(3,445)	$20,742
(1)Other securities includes ABS backed by consumer loans, corporate debt securities, and U.S. Treasury securities.

	Six-Month Period Ended
(In thousands)	June 30, 2023			June 30, 2022
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$18,852	$(3,916)	$14,936	$27,276	$(8,029)	$19,247
Non-Agency RMBS and CMBS	13,818	(41)	13,777	8,858	131	8,989
CLOs	1,833	(18)	1,815	3,616	(1,205)	2,411
Other securities(1)	11,483	(2,395)	9,088	10,144	(2,149)	7,995
Total	$45,986	$(6,370)	$39,616	$49,894	$(11,252)	$38,642
(1)Other securities includes ABS backed by consumer loans, corporate debt securities, and U.S. Treasury securities.
For the three-month periods ended June 30, 2023 and 2022 the Catch-Up Premium Amortization Adjustment was $(0.5) million and $2.1 million, respectively. For the six-month periods ended June 30, 2023 and 2022 the Catch-Up Premium Amortization Adjustment was $(1.0) million and $1.5 million, respectively.

The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three- and six-month periods ended June 30, 2023 and 2022.

	Three-Month Period Ended				Three-Month Period Ended
(In thousands)	June 30, 2023				June 30, 2022
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$182,522	$65	$(14,517)	$(14,452)	$174,796	$26	$(21,549)	$(21,523)
Non-Agency RMBS and CMBS	14,042	1,345	(50)	1,295	1,086	2,395	(3)	2,392
CLOs	—	354	—	354	2,835	2,358	(70)	2,288
Other securities(3)	436,139	1,843	(1,777)	66	79,896	197	(144)	53
Total	$632,703	$3,607	$(16,344)	$(12,737)	$258,613	$4,976	$(21,766)	$(16,790)
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(2.7) million and $(1.0) million for the three-month periods ended June 30, 2023 and 2022, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

	Six-Month Period Ended				Six-Month Period Ended
(In thousands)	June 30, 2023				June 30, 2022
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$388,026	$852	$(40,844)	$(39,992)	$566,721	$1,207	$(34,027)	$(32,820)
Non-Agency RMBS and CMBS	41,230	2,429	(65)	2,364	7,594	4,336	(26)	4,310
CLOs	—	442	—	442	17,267	4,260	(690)	3,570
Other securities(3)	710,195	2,163	(3,526)	(1,363)	93,927	3,665	(454)	3,211
Total	$1,139,451	$5,886	$(44,435)	$(38,549)	$685,509	$13,468	$(35,197)	$(21,729)
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(8.4) million and $2.5 million, for the six-month periods ended June 30, 2023 and 2022, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.
The following tables present the fair value and gross unrealized losses of our long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost basis, by length of time that such securities have been in an unrealized loss position at June 30, 2023 and December 31, 2022.
June 30, 2023:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$459,363	$(8,795)	$423,269	$(57,692)	$882,632	$(66,487)
Non-Agency RMBS and CMBS	601	(10)	46,920	(10,369)	47,521	(10,379)
CLOs	1,268	(4)	13,624	(2,560)	14,892	(2,564)
Other securities(1)	135,630	(2,541)	12,124	(1,758)	147,754	(4,299)
Total	$596,862	$(11,350)	$495,937	$(72,379)	$1,092,799	$(83,729)
(1)Other securities includes corporate debt and equity securities.

December 31, 2022:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$577,047	$(51,817)	$326,223	$(57,564)	$903,270	$(109,381)
Non-Agency RMBS and CMBS	46,644	(5,205)	26,194	(4,959)	72,838	(10,164)
CLOs	6,035	(466)	12,212	(3,488)	18,247	(3,954)
Other securities(1)	90,523	(2,855)	726	(693)	91,249	(3,548)
Total	$720,249	$(60,343)	$365,355	$(66,704)	$1,085,604	$(127,047)
(1)Other securities includes corporate debt and equity securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of June 30, 2023 and December 31, 2022, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $34.9 million and $35.1 million, respectively, related to adverse changes in estimated future cash flows on its securities.
The Company has determined for certain securities that a portion of such securities cost basis is not collectible. For the three-month periods ended June 30, 2023 and 2022, the Company recognized realized losses on these securities of $(2.7) million and $(1.0) million, respectively. For the six-month periods ended June 30, 2023 and 2022, the Company recognized realized losses on these securities of $(8.4) million and $(2.5) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, corporate, and reverse mortgage loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of June 30, 2023 and December 31, 2022:

	As of
(In thousands)	June 30, 2023		December 31, 2022
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$3,246,898	$2,993,683	$3,404,544	$3,115,518
Commercial mortgage loans	346,163	348,360	406,721	404,324
Consumer loans	3,389	3,059	5,190	4,843
Corporate loans	6,568	6,532	4,132	4,086
Reverse mortgage loans	8,177,890	8,471,061	7,788,490	8,097,237
Total	$11,780,908	$11,822,695	$11,609,077	$11,626,008
The Company is subject to credit risk in connection with its investments in loans. The two primary components of credit risk are default risk, which is the risk that a borrower fails to make scheduled principal and interest payments, and severity risk, which is the risk of loss upon a borrower default on a mortgage loan or other secured or unsecured loan. Severity risk includes the risk of loss of value of the property or other asset, if any, securing the loan, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs. Credit risk in the loan portfolio can be amplified by exogenous shocks impacting our borrowers such as man-made or natural disasters, such as the COVID-19 pandemic.

The following table provides details, by loan type, for residential and commercial mortgage and consumer loans that are 90 days or more past due as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023		December 31, 2022
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$85,474	$79,588	$50,994	$47,022
Commercial mortgage loans	17,656	20,895	17,656	17,583
Consumer loans	104	79	170	145
Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of June 30, 2023 and December 31, 2022.
June 30, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$3,246,898	$41,417	$3,288,315	$3,269	$(297,901)	$2,993,683	6.74%	6.37%	4.52
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.593 billion of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $(262.2) million of gross unrealized losses. See Residential Mortgage Loan Securitizations in Note 12 for additional information.
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

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of June 30, 2023 and December 31, 2022:

Property Location by U.S. State	June 30, 2023	December 31, 2022
California	31.7%	33.2%
Florida	18.8%	17.2%
Texas	9.9%	10.3%
Utah	3.3%	3.4%
Arizona	3.0%	3.1%
North Carolina	2.8%	2.8%
Pennsylvania	2.8%	2.3%
Georgia	2.7%	2.6%
New Jersey	2.0%	1.8%
Tennessee	1.9%	2.1%
Illinois	1.8%	1.6%
Massachusetts	1.7%	1.9%
Colorado	1.6%	1.7%
Nevada	1.6%	1.8%
Washington	1.6%	1.7%
New York	1.4%	1.4%
Oregon	1.3%	1.3%
Ohio	1.2%	1.1%
Maryland	0.9%	1.0%
Other	8.0%	7.7%
	100.0%	100.0%
The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of June 30, 2023 and December 31, 2022.

	As of
	June 30, 2023		December 31, 2022
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$8,743	$7,517	$9,903	$8,836
Non-performing	84,755	78,896	49,144	45,110
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. As of June 30, 2023 and December 31, 2022, the Company had expected future credit losses related to adverse changes in estimated future cash flows, which it tracks for purposes of calculating interest income, of $22.6 million and $23.7 million, respectively, related to its residential mortgage loans.
As of June 30, 2023 and December 31, 2022, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $53.6 million and $27.7 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of June 30, 2023 and December 31, 2022:
June 30, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$346,163	$—	$346,163	$3,333	$(1,136)	$348,360	11.56%	11.41%	0.73
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $20.9 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of June 30, 2023 and December 31, 2022:

Property Location by U.S. State	June 30, 2023	December 31, 2022
Florida	21.8%	20.5%
Texas	15.5%	13.4%
New York	11.8%	9.4%
Arizona	8.1%	9.0%
Massachusetts	7.0%	5.5%
New Jersey	6.0%	6.2%
Illinois	5.5%	4.6%
Oklahoma	4.9%	4.2%
Ohio	4.5%	3.8%
Georgia	4.3%	5.4%
Michigan	3.6%	5.5%
Connecticut	2.6%	2.2%
North Carolina	2.2%	3.7%
Louisiana	1.8%	1.5%
New Hampshire	—%	2.2%
Pennsylvania	—%	1.5%
Rhode Island	—%	1.0%
Other	0.4%	0.4%
	100.0%	100.0%
As of June 30, 2023, the Company had two non-performing commercial mortgage loans with an unpaid principal balance and fair value of $17.7 million and $20.9 million, respectively. As of December 31, 2022, the Company had two non-performing commercial mortgage loans with an unpaid principal balance and fair value of $17.7 million and $17.6 million, respectively.

As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of June 30, 2023 and December 31, 2022, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $1.1 million and $2.4 million, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
The Company did not have any commercial mortgage loans in the process of foreclosure as of June 30, 2023 or December 31, 2022.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of June 30, 2023 and December 31, 2022:
June 30, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$3,389	$18	$3,407	$230	$(578)	$3,059	0.82	12
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of June 30, 2023 and December 31, 2022.

Days Past Due	June 30, 2023	December 31, 2022
Current	87.5%	90.3%
30-59 Days	6.3%	4.2%
60-89 Days	3.1%	2.3%
90-119 Days	2.8%	3.1%
>120 Days	0.3%	0.1%
	100.0%	100.0%
During the three-month periods ended June 30, 2023 and 2022, the Company charged off $0.1 million and $0.9 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. During the six-month periods ended June 30, 2023 and 2022, the Company charged off $0.3 million and $2.2 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of June 30, 2023 and December 31, 2022, the Company held charged-off consumer loans with an aggregate fair value of $0.1 million and $0.2 million, respectively, for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of both June 30, 2023 and December 31, 2022, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.5 million on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the three-month periods ended June 30, 2023 and 2022, the Company recognized realized losses on these loans of $(0.1) million and $(0.5) million, respectively. For the six-month periods ended June 30, 2023 and 2022, the Company recognized realized losses on these loans of $(0.4) million and $(0.5) million, respectively.
Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of June 30, 2023 and December 31, 2022:
June 30, 2023:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$6,568	$6,532	10.78%	1.87
(1)See Note 23 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2022:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$4,132	$4,086	5.47%	2.74
(1)See Note 23 for further details on the Company's unfunded commitments related to certain of its corporate loans.
Reverse Mortgage Loans
The table below details certain information regarding the Company's reverse mortgage loans as of June 30, 2023 and December 31, 2022.
June 30, 2023:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans collateralizing HMBS	$7,874,433	$8,153,164	6.02%	5.05
Unsecuritized HECM loans(1)	132,416	132,845	6.84%	6.42
Total reverse mortgage loans, held-for-investment	8,006,849	8,286,009	6.04%	5.07
Reverse mortgage loans, held-for-sale	171,041	185,052	10.38%	17.35
Total reverse mortgage loans	$8,177,890	$8,471,061	6.13%	5.34
(1)Includes unpoolable HECM loans with an unpaid principal balance of $34.5 million.
December 31, 2022:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans collateralizing HMBS	$7,577,139	$7,873,964	5.80%	4.99
Unsecuritized HECM loans	110,911	119,671	6.53%	7.15
Total reverse mortgage loans, held-for-investment	7,688,050	7,993,635	5.81%	5.02
Reverse mortgage loans, held-for-sale	100,440	103,602	10.35%	17.63
Total reverse mortgage loans	$7,788,490	$8,097,237	5.87%	5.18
Unpoolable HECM loans can include unsecuritized subsequent tail loans on inactive HECM loans as well as HECM loans that have reached 98% of their respective maximum claim amount, or the "MCA," and repurchased from the HMBS pool, or "HECM Buyout Loans." The MCA is equal to the lesser of a home's appraised value at the point in time that the conditional commitment is issued or the maximum loan limit that can be insured by FHA. Unpoolable HECM loans are not eligible for securitization into HMBS.

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
The following table provides details on the Company's unpoolable HECM loans as of June 30, 2023:

(In thousands)	June 30, 2023
Unpoolable HECM Loan Type	Unpaid Principal Balance	Fair Value
ABOs	$11,342	$9,860
NABOs	18,565	14,070
Other HECM loans(1)	4,567	4,577
Total unpoolable HECM loans	$34,474	$28,507
(1)Includes HECM tail loans where the borrower is not in compliance with the terms of the underlying loan.
In March 2023, the Company entered into various agreements including a Master Loan Purchase and Servicing Agreement (the "MLPS Agreement") with a third party (the "MLPS Counterparty"), whereby it agreed to purchase and service HECM Buyout Loans with an unpaid principal balance of $80.1 million that had been previously repurchased from various HMBS pools by a third party HMBS issuer, and simultaneously finance such loans with the MLPS Counterparty. As of June 30, 2023, the Company held HECM Buyout Loans purchased under the MLPS Agreement with a fair value of $18.2 million, which are included in Loans, at fair value on the Condensed Consolidated Balance Sheet.
As of June 30, 2023, the Company had $294.3 million in unpaid principal balance of inactive reverse mortgage loans, of which $293.3 million related to HECM loans and the remainder related to proprietary reverse mortgage loans. As of December 31, 2022, the Company had $267.0 million in unpaid principal balance of inactive reverse mortgage loans, of which $265.9 million related to HECM loans and the remainder related to proprietary reverse mortgage loans.

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's reverse mortgage loans as a percentage of total outstanding unpaid principal balance, as of June 30, 2023 and December 31, 2022.

Property Location by U.S. State	June 30, 2023	December 31, 2022
California	28.2%	31.5%
Florida	9.1%	9.1%
Colorado	6.9%	6.4%
Arizona	6.1%	5.7%
Washington	5.2%	4.9%
Utah	4.9%	4.5%
Texas	4.5%	4.0%
Oregon	3.0%	2.8%
Idaho	2.6%	2.3%
Massachusetts	2.5%	2.4%
New York	2.3%	2.2%
Nevada	2.2%	2.1%
North Carolina	2.0%	1.9%
Virginia	1.7%	1.7%
Ohio	1.5%	1.5%
Georgia	1.5%	1.3%
Maryland	1.4%	1.4%
New Jersey	1.4%	1.4%
South Carolina	1.4%	1.4%
Pennsylvania	1.2%	1.2%
Tennessee	1.2%	1.1%
Other	9.2%	9.2%
	100.0%	100.0%
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
As of June 30, 2023, the Company was servicing a portfolio of Proprietary reverse mortgage loans with an unpaid principal balance of $722.3 million, and the fair value of the related MSRs was $7.5 million. As of December 31, 2022, the Company was servicing a portfolio of Proprietary reverse mortgage loans with an unpaid principal balance of $774.6 million, and the fair value of the related MSRs was $8.1 million.
The value of these MSRs is driven by the net cash flows associated with servicing activities, which include contractually specified servicing fees, late fees, and other ancillary servicing revenue. The Company recognized a loss of $(0.6) million related to its MSRs for each of the three- and six-month periods ended June 30, 2023, respectively, which is included in Other (net) on the Condensed Consolidated Statement of Operations. The Company did not hold any MSRs during the six-month period ended June 30, 2022.
7. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of June 30, 2023 and December 31, 2022, the Company's investments in unconsolidated entities had an aggregate fair value of $118.4 million and $127.0 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the three-month periods ended June 30, 2023 and

2022, the Company recognized $(5.9) million and $(23.3) million, respectively, and for the six-month periods ended June 30, 2023 and 2022, the Company recognized $(2.4) million and $(28.8) million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of June 30, 2023 and December 31, 2022, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $83.1 million and $82.4 million, respectively.
The following table provides details about the Company's investments in unconsolidated entities as of June 30, 2023 and December 31, 2022:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	June 30, 2023	December 31, 2022
Loan Originators:
LendSure Mortgage Corp.(1)(2)	Common shares	49.9%	49.9%
Other(1)	Various	24.7%–50.0%	24.7%–80.0%
Co-investments with Ellington affiliate(s)(1):
Elizon DB 2015-1 LLC(3)(4)	Membership Interest	24.5%	14.6%
Elizon NM CRE 2020-1 LLC(3)(5)	Membership Interest	5.9%	20.2%
Elizon CH CRE 2021-1 LLC(3)(6)	Membership Interest	25.4%	34.2%
Elizon NAT CRE 2021-1 LLC(3)(7)	Membership Interest	—%	15.5%
Equity investments in securitization-related vehicles, including risk retention vehicles(8)	Membership Interest	24.6%–84.5%	24.6%–84.5%
Other:
Jepson Holdings Limited(1)(3)	Membership Interest	1.7%	1.9%
Other(1)(3)(9)	Various	6.1%–79.0%	9.9%–79.0%
(1)See Note 15 for additional details on the Company's related party transactions.
(2)Excludes investment in equity interests convertible into non-voting common shares; including such interests the Company's additional non-voting stake in the entity was 13.8% as of both June 30, 2023 and December 31, 2022. See Note 15 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(4)As discussed in Note 15 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 15) each consolidate their segregated silos of the Joint Entity (as defined in Note 15). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 61.0% and 62.4% as of June 30, 2023 and December 31, 2022, respectively.
(5)As discussed in Note 15 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 15) each consolidate their segregated silos of the Joint Entity (as defined in Note 15). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 62.3% and 54.2% as of June 30, 2023 and December 31, 2022, respectively.
(6)As discussed in Note 15 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 15) each consolidate their segregated silos of the Joint Entity (as defined in Note 15). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 51.5% and 57.4% as of June 30, 2023 and December 31, 2022, respectively.
(7)As discussed in Note 15 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 15) each consolidate their segregated silos of the Joint Entity (as defined in Note 15). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 66.6% as of December 31, 2022.
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
As of June 30, 2023 and December 31, 2022, the Company had non-controlling equity interests in various loan originators, including LendSure Mortgage Corp., or "LendSure," a mortgage loan originator. The Company's investment in LendSure was considered significant pursuant to Regulation S-X for the six-month period ended June 30, 2022. For the three-month periods ended June 30, 2023 and 2022, the Company recognized $(1.6) million and $(7.7) million, respectively, and for the six-month periods ended June 30, 2023 and 2022, the Company recognized $(3.1) million and $(12.1) million, respectively, of unrealized gains (losses) from its investment in LendSure, which is included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations. As of June 30, 2023 and December 31, 2022,

the fair value of the Company's investment in LendSure was $23.5 million and $26.7 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The following table provides a summary of the results of operations of LendSure for the three- and six- month periods ended June 30, 2023 and 2022.

	Three-Month Period Ended		Six-Month Period Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$10,086	$14,457	$16,647	$30,019
Net income (loss)	$214	$756	$(1,151)	$1,154
8. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the three- and six-month periods ended June 30, 2023 and 2022:

	Three-Month Period Ended
	June 30, 2023		June 30, 2022
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (March 31, 2023 and 2022, respectively)	98	$26,717	8	$24,533
Transfers from mortgage loans	34	8,494	1	70
Capital expenditures and other adjustments to cost		492		75
Adjustments to record at the lower of cost or fair value		(38)		152
Dispositions	(54)	(14,589)	(3)	(3,964)
Ending Balance (June 30, 2023 and 2022, respectively)	78	$21,076	6	$20,866

	Six-Month Period Ended
	June 30, 2023		June 30, 2022
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2022 and 2021, respectively)	97	$28,403	7	$24,681
Transfers from mortgage loans	46	11,634	3	1,018
Capital expenditures and other adjustments to cost		672		75
Adjustments to record at the lower of cost or fair value		(107)		(418)
Dispositions	(65)	(19,526)	(4)	(4,490)
Ending Balance (June 30, 2023 and 2022, respectively)	78	$21,076	6	$20,866
During the three-month period ended June 30, 2023, the Company sold fifty-four REO properties, realizing a net gain (loss) of approximately $(1.2) million. During the three-month period ended June 30, 2022, the Company sold three REO properties, realizing a net gain (loss) of approximately $0.5 million. During the six-month period ended June 30, 2023, the Company sold sixty-five REO properties, realizing a net gain (loss) of approximately $(1.3) million. During the six-month period ended June 30, 2022, the Company sold four REO properties, realizing a net gain (loss) of approximately $0.5 million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Condensed Consolidated Statement of Operations. As of both June 30, 2023 and December 31, 2022, all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $9.5 million and $20.6 million, were measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022, respectively.

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
The following table details the fair value of the Company's holdings of financial derivatives as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$11	$—
TBA securities sale contracts	2,882	7,985
Fixed payer interest rate swaps	117,352	116,768
Fixed receiver interest rate swaps	1,558	254
Credit default swaps on asset-backed securities	76	76
Credit default swaps on asset-backed indices	4,536	3,366
Credit default swaps on corporate bond indices	19	83
Futures	3,792	2,772
Forwards	41	77
Warrants	1,205	1,137
Total financial derivatives–assets, at fair value	131,472	132,518
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(536)	(2,007)
Fixed payer interest rate swaps	(539)	(1,408)
Fixed receiver interest rate swaps	(19,708)	(48,882)
Credit default swaps on asset-backed indices	(33)	(33)
Credit default swaps on corporate bonds	(283)	(259)
Credit default swaps on corporate bond indices	(9,400)	(1,513)
Futures	(3)	(96)
Total financial derivatives–liabilities, at fair value	(30,502)	(54,198)
Total	$100,970	$78,320

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of June 30, 2023 and December 31, 2022:
June 30, 2023:

			Weighted Average
Maturity	Notional Amount(1)	Fair Value(1)	Pay Rate(2)(3)	Receive Rate(4)	Remaining Years to Maturity(5)
	(In thousands)
2023	$317,004	$3,936	0.32%	5.49%	0.17
2024	629,547	14,234	3.18	5.09	1.11
2025	215,732	8,606	2.97	5.09	1.87
2026	87,091	2,027	3.66	5.09	2.75
2027	209,841	10,788	2.78	5.09	3.96
2028	728,914	13,718	2.63	5.09	4.95
2029	53,011	4,713	2.19	5.09	5.82
2030	67,317	4,732	2.59	5.09	6.90
2031	157,766	23,784	1.51	5.09	7.96
2032	183,517	12,275	2.81	5.09	9.07
2033	254,060	11,470	3.09	5.09	9.68
2035	500	137	0.78	5.08	12.32
2036	1,102	265	1.19	5.09	12.64
2037	45,000	3,998	2.81	5.09	14.16
2040	500	167	0.90	5.08	17.32
2049	5,729	668	2.63	5.09	25.53
2050	500	202	0.98	5.08	27.33
2052	5,000	1,093	2.07	5.09	28.77
Total	$2,962,131	$116,813	2.65%	5.12%	4.37
(1)Includes forward-starting interest rate swaps (where interest does not begin to accrue until after period end) with a notional amount $505.0 million and fair value of $(0.5) million. Also includes interest rate swaps with a notional amount of $126.4 million and a fair value of $1.6 million that were entered into with the applicable clearinghouse in connection with the conversion of certain LIBOR-based interest rate swaps to SOFR-based interest rate swaps ("conversion-related interest rate swaps"); these conversion-related interest rate swaps terminate in the third quarter of 2023.
(2)Excludes forward-starting interest rate swaps and conversion-related interest rate swaps.
(3)Including forward-starting interest rate swaps and conversion-related interest rate swaps the total weighted average pay rate was 2.76%.
(4)Including forward-starting interest rate swaps and conversion-related interest rate swaps the total weighted average receive rate was 4.26%.
(5)Includes forward-starting interest rate swaps, all of which begin to accrue interest within a month of period end.

December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$664,398	$13,576	0.64%	4.51%	0.38
2024	817,850	17,326	3.03	4.35	1.55
2025	382,793	11,747	2.89	4.32	2.51
2026	100	12	0.79	4.41	3.58
2027	264,500	8,218	3.01	4.30	4.53
2028	114,119	14,230	1.44	4.37	5.49
2029	54,428	4,485	2.45	4.65	6.31
2030	68,300	5,763	2.30	4.36	7.39
2031	161,009	23,799	1.71	4.48	8.46
2032	236,277	10,161	2.98	4.30	9.63
2035	500	142	0.78	4.33	12.81
2036	1,100	267	1.45	4.67	13.13
2037	45,000	3,578	2.81	4.30	14.66
2040	500	171	0.90	4.33	17.82
2049	5,796	630	2.89	3.74	26.02
2050	500	203	0.98	4.33	27.82
2052	5,000	1,052	2.07	4.30	29.27
Total	$2,822,170	$115,360	2.27%	4.39%	3.47
The following tables provide information about the Company's fixed receiver interest rate swaps as of June 30, 2023 and December 31, 2022:
June 30, 2023:

			Weighted Average
Maturity	Notional Amount(1)	Fair Value(1)	Pay Rate(2)(3)	Receive Rate(4)	Remaining Years to Maturity(5)
	(In thousands)
2023	$126,414	$(1,569)	n/a	n/a	0.14
2024	427,234	(1,246)	5.09	5.17	0.75
2025	135,148	(388)	5.09	4.86	1.69
2026	458,786	(14,042)	5.09	3.45	2.73
2027	11,591	(199)	5.09	3.74	4.38
2028	196,740	632	5.09	4.11	4.69
2032	2,700	(209)	5.09	2.62	8.84
2033	33,016	(605)	5.09	3.41	9.66
2035	500	(141)	5.09	0.74	12.32
2040	500	(172)	5.09	0.84	17.32
2050	500	(211)	5.09	0.90	27.33
Total	$1,393,129	$(18,150)	5.09%	4.28%	2.27
(1)Includes forward-starting interest rate swaps with a notional amount $5.0 million and fair value of $0.2 million. Also includes interest rate swaps with a notional amount of $126.4 million and a fair value of $1.6 million that were entered into with the applicable clearinghouse in connection with the conversion of certain LIBOR-based interest rate swaps to SOFR-based interest rate swaps ("conversion-related interest rate swaps"); these conversion-related interest rate swaps terminate in the third quarter of 2023.
(2)Excludes forward-starting interest rate swaps and conversion-related interest rate swaps.
(3)Including forward-starting interest rate swaps and conversion-related interest rate swaps the total weighted average pay rate was 5.08%.
(4)Including forward-starting interest rate swaps and conversion-related interest rate swaps the total weighted average receive rate was 3.89%.
(5)Includes forward-starting interest rate swaps, all of which begin to accrue interest within a month of period end.

December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$41,407	$(84)	4.74%	2.00%	0.22
2024	818,037	(25,569)	4.27	2.39	1.40
2025	328,775	(5,468)	4.30	3.48	2.84
2026	215,852	(11,312)	4.32	2.26	3.25
2027	311,007	(1,067)	4.30	3.67	4.89
2032	59,155	(4,596)	4.30	2.58	9.58
2035	500	(145)	4.30	0.74	12.81
2040	500	(175)	4.30	0.84	17.82
2050	500	(212)	4.30	0.90	27.82
Total	$1,775,733	$(48,628)	4.30%	2.79%	2.76
Credit Default Swaps
The following table provides information about the Company's credit default swaps as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023			December 31, 2022
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$241	$12	14.50	$253	$4	14.99
Credit default swaps on corporate bond indices	2,047	19	0.47	2,037	40	0.97
Short:
Credit default swaps on asset-backed securities	(220)	76	12.11	(220)	76	12.61
Credit default swaps on asset-backed indices	(50,599)	4,524	34.34	(58,004)	3,362	35.70
Credit default swaps on corporate bond indices	—	—	—	(1,498)	43	0.97
Liability:
Long:
Credit default swaps on asset-backed indices	65	(33)	25.98	65	(33)	26.48
Credit default swaps on corporate bonds	31	(3)	0.47	—	—	—
Short:
Credit default swaps on corporate bonds	(16,400)	(280)	3.56	(16,400)	(259)	4.06
Credit default swaps on corporate bond indices	(515,831)	(9,400)	4.96	(165,006)	(1,513)	4.94
	$(580,666)	$(5,085)	7.50	$(238,773)	$1,720	12.35
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023			December 31, 2022
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Long Contracts:
U.S. Treasury futures	$1,900	$49	2.73	$—	$—	—
Short Contracts:
U.S. Treasury futures	(223,300)	3,743	2.80	(267,300)	2,772	2.70
Liabilities:
Long Contracts:
U.S. Treasury futures	—	—	—	1,900	(65)	2.70
Short Contracts:
U.S. Treasury futures	(300)	(3)	2.73	(49,800)	(31)	3.00
Total, net	$(221,700)	$3,789	2.80	$(315,200)	$2,676	2.75
Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
Description	Number of Shares Underlying Warrant(1)	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	3,127	$1,205	1.93	3,105	$1,137	0.77
(1)Excludes number of shares underlying warrant to purchase additional equity interest in a loan originator in which the Company currently holds an equity interest. The Company has the right to purchase 10% of the loan originator at the time of purchase for a pre-determined price. As of both June 30, 2023 and December 31, 2022, the fair value of the estimated fair value of such warrants was insignificant.
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

As of June 30, 2023 and December 31, 2022, the Company had outstanding TBA purchase and sale contracts as follows:

	June 30, 2023				December 31, 2022
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$17,500	$17,137	$17,148	$11	$—	$—	$—	$—
Liabilities	107,632	105,666	105,130	(536)	163,127	157,096	155,089	(2,007)
	125,132	122,803	122,278	(525)	163,127	157,096	155,089	(2,007)
Sale contracts:
Assets	(470,801)	(435,255)	(432,373)	2,882	(691,568)	(652,049)	(644,064)	7,985
Liabilities	—	—	—	—	—	—	—	—
	(470,801)	(435,255)	(432,373)	2,882	(691,568)	(652,049)	(644,064)	7,985
Total TBA securities, net	$(345,669)	$(312,452)	$(310,095)	$2,357	$(528,441)	$(494,953)	$(488,975)	$5,978
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
Gains and losses on the Company's derivative contracts for the three- and six-month periods ended June 30, 2023 and 2022 are summarized in the tables below:

		Three-Month Period Ended June 30, 2023
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(1)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$9,236	$21,942	$31,178	$3,314	$(7,296)	$(3,982)
Credit default swaps on asset-backed indices	Credit		34	34		(226)	(226)
Credit default swaps on corporate bond indices	Credit		(742)	(742)		(1,173)	(1,173)
Credit default swaps on corporate bonds	Credit		(42)	(42)		(5)	(5)
Options	Credit		—	—		—	—
TBAs	Interest Rate		(20)	(20)		6,457	6,457
Futures	Interest Rate		(132)	(132)		6,776	6,776
Forwards	Currency		(496)	(496)		346	346
Warrants	Equity Market/Credit		—	—		149	149
Total		$9,236	$20,544	$29,780	$3,314	$5,028	$8,342
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $2 thousand for the three-month period ended June 30, 2023, which is included on the Condensed Consolidated Statement of Operations in Other, net.

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
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $(16) thousand for the three-month period ended June 30, 2022, which is included on the Condensed Consolidated Statement of Operations in Other, net.

		Six-Month Period Ended June 30, 2023
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(1)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$15,027	$(9,133)	$5,894	$6,765	$5,878	$12,643
Credit default swaps on asset-backed securities	Credit		1	1		—	—
Credit default swaps on asset-backed indices	Credit		(241)	(241)		1,932	1,932
Credit default swaps on corporate bond indices	Credit		(2,089)	(2,089)		(965)	(965)
Credit default swaps on corporate bonds	Credit		(83)	(83)		(24)	(24)
Options	Credit		—	—		—	—
TBAs	Interest Rate		4,272	4,272		(3,621)	(3,621)
Futures	Interest Rate		(3,065)	(3,065)		1,113	1,113
Forwards	Currency		(356)	(356)		(37)	(37)
Warrants	Equity Market/Credit		—	—		68	68
Total		$15,027	$(10,694)	$4,333	$6,765	$4,344	$11,109
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $6 thousand for the six-month period ended June 30, 2023, which is included on the Condensed Consolidated Statement of Operations in Other, net.

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
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $(24) thousand for the six-month period ended June 30, 2022, which is included on the Condensed Consolidated Statement of Operations in Other, net.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six-month period ended June 30, 2023 and the year ended December 31, 2022:

Derivative Type	Six-Month Period Ended June 30, 2023	Year Ended December 31, 2022
(In thousands)
Interest rate swaps	$4,132,339	$3,292,243
TBAs	684,485	796,003
Credit default swaps	306,397	130,819
Futures	218,886	186,446
Forwards	11,873	13,676
Warrants	3,115	3,378
Options	—	13,846
Total return swaps	—	688
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of June 30, 2023 and December 31, 2022, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at June 30, 2023 and December 31, 2022 are summarized below:

Credit Derivatives	June 30, 2023	December 31, 2022
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(5)	$11
Notional Value of Written Credit Derivatives (1)	2,384	2,355
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of June 30, 2023, the implied credit spread on the Company's outstanding written credit derivative was 335 basis points; as of December 31, 2022, implied credit spread on the Company's written credit derivative was 310 basis points. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(33) thousand as of both June 30, 2023 and December 31, 2022. Estimated points up front on these contracts as of both June 30, 2023 and December 31, 2022 ranged between 46.3 and 88.8. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of both June 30, 2023 and December 31, 2022 were $0.8 million.

10. Other Assets
The following table provides additional details of the Company's assets included in Other assets on the Condensed Consolidated Balance Sheet at June 30, 2023 and December 31, 2022.

Other Assets	June 30, 2023	December 31, 2022
(In thousands)
Receivables and claims related to reverse mortgage loans repurchased from HMBS(1)	$76,163	$54,357
Prepaid expenses and deferred offering costs	9,196	7,541
Leases—right of use assets(2)	3,507	3,838
Prepaid scheduled draws on reverse mortgage loans and amounts due from sub-servicer	3,253	2,105
Intangible assets	2,924	3,275
Accounts receivable	2,113	2,418
Property and equipment(3)	1,305	1,406
Servicing asset, at fair value(4)	1,304	999
Certificates of deposit, security deposits, and escrow cash	731	460
Other	357	392
	$100,853	$76,791
(1)Represents receivables from third-parties and claims to HUD related to loans repurchased from HMBS. See Note 12, Issuance of HMBS for discussion on the maximum claim amount related to reverse mortgage loans in HMBS.
(2)See Note 23 for additional details on the Company's leases and ROU assets.
(3)Net of accumulated depreciation.
(4)See Note 12 for details on the Servicing asset.
On October 3, 2022, the Company completed the Longbridge Transaction as discussed in Note 24. In connection with the Longbridge Transaction, the Company identified and recognized various intangible assets. The following table details the Company's intangible assets as of June 30, 2023 and December 31, 2022.

	June 30, 2023				December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(In thousands)			(In months)	(In thousands)			(In months)
Intangible Asset:
Internally developed software	$1,400	$(350)	$1,050	36	$1,400	$(116)	$1,284	36
Trademarks/trade names	1,200	—	1,200	Indefinite	1,200	—	1,200	Indefinite
Customer relationships	700	(26)	674	240	700	(9)	691	240
Non-compete agreements	200	(200)	—	6	200	(100)	100	6
Total identified intangible assets	$3,500	$(576)	$2,924		$3,500	$(225)	$3,275
The following table summarizes changes in the net carrying value of the Company's intangible assets for the three- and six-month periods ended June 30, 2023. The Company did not have any intangible assets during the six-month period ended June 30, 2022.

	Three-Month Period Ended June 30, 2023
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Non-Compete Agreements	Total
Net carrying value of intangible assets—Beginning Balance (March 31, 2023)	$1,167	$1,200	$682	$—	$3,049
Accumulated Amortization	(117)	—	(8)	—	(125)
Net carrying value of intangible assets—Ending Balance (June 30, 2023)	$1,050	$1,200	$674	$—	$2,924

	Six-Month Period Ended June 30, 2023
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Non-Compete Agreements	Total
Net carrying value of intangible assets—Beginning Balance (December 31, 2022)	$1,284	$1,200	$691	$100	$3,275
Accumulated Amortization	(234)	—	(17)	(100)	(351)
Net carrying value of intangible assets—Ending Balance (June 30, 2023)	$1,050	$1,200	$674	$—	$2,924
The following table summarizes the Company's estimated future amortization expense on its intangible assets.

(In thousands)	June 30, 2023
2023	$251
2024	502
2025	385
2026	35
2027	35
Thereafter	516
Total	$1,724
11. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022. See Note 12 and Note 15 for additional information on the Company's consolidated VIEs.

(In thousands)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$187	$2,444
Securities, at fair value	77,138	73,644
Loans, at fair value	3,350,525	3,524,685
Investments in unconsolidated entities, at fair value	62,555	68,574
Real estate owned	10,590	21,121
Investment related receivables	31,933	21,893
Other assets	1,090	1,577
Total Assets	$3,534,018	$3,713,938
Liabilities
Repurchase agreements	$1,242,040	$1,333,098
Other secured borrowings	32,214	37,812
Other secured borrowings, at fair value	1,472,368	1,539,881
Interest payable	1,612	2,012
Accrued expenses and other liabilities	1,068	1,460
Total Liabilities	2,749,302	2,914,263
Total Stockholders' Equity	777,281	789,625
Non-controlling interests	7,435	10,050
Total Equity	784,716	799,675
Total Liabilities and Equity	$3,534,018	$3,713,938
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of June 30, 2023 and December 31, 2022, the fair value of the Company's investment in the notes issued by the CLO Issuers was $7.6 million and $11.3 million, respectively.
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
The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Condensed Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Assets:
Loans, at fair value	$1,592,985	$1,665,070
Investment related receivables	15,788	4,464
Liabilities:
Other secured borrowings, at fair value	1,472,368	1,539,881

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
In order to comply with the Risk Retention Rules, the Participated Risk Retention Vehicle purchased a percentage of each of the classes of Certificates issued by the respective Issuing Entities. The aggregate fair value of the Company's ownership interests in the Residential Loan JV, and respective series of both the Participated Risk Retention Vehicle and Sponsor, was $7.9 million as of June 30, 2023 and $2.6 million as of December 31, 2022. Such interests are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. In addition, the Company and the non-QM Co-Participants have also purchased directly certain of the Certificates issued by the non-consolidated Issuing Entities. As of June 30, 2023 and December 31, 2022, the fair value of the Company's investment in such Certificates was $33.0 million and $37.6 million, respectively, and is included on the Condensed Consolidated Balance Sheet in Securities, at fair value.
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
As shown in the above table, pursuant to each of the securitizations, the respective Consumer Securitization Issuer issued senior and subordinated notes. Trust certificates representing beneficial ownership of each of the Consumer Securitization Issuers were also issued. In connection with each transaction, through a jointly owned newly formed entity (each a "Consumer Risk Retention Vehicle"), the Company and the Consumer Co-Participants acquired certain of the subordinated notes as well as the trust certificates in the respective Consumer Securitization Issuer. As of June 30, 2023 and December 31, 2022, the Company's total interest in the Consumer Risk Retention Vehicles, for which the Company has elected the FVO, was $7.0 million and $9.7 million, respectively. The fair value of the Consumer Risk Retention Vehicles is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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
Issuance of HMBS
Longbridge is approved as a Title II, non-supervised direct endorsement mortgagee with HUD. Longbridge is also an approved issuer of HMBS whereby it pools HECM loans and issues HMBS securities which are sold to third-parties with only the servicing rights retained. As discussed in Note 5, HMBS are structured whereby the HMBS issuer is required to repurchase loans whenever the outstanding principal balance of such loan reaches the MCA. In accordance with ASC 860-10, the transfer of the loans to the HMBS securitization vehicle does not qualify as a sale as the Company has not surrendered control over transferred financial assets. As a result, the transfer of the loans is accounted for as secured borrowings for which the Company has elected the FVO. Such secured borrowings are included in HMBS-related obligations, at fair value, and the related collateral is included as a component of Loans, at fair value, on the Condensed Consolidated Balance Sheet. The Company recognizes interest expense on such HMBS-related obligations based on the stated coupon rate of the respective HMBS. Interest expense and changes in fair value are recorded in net change related to HMBS obligations, at fair value on the Condensed Consolidated Statement of Operations. During the three- and six-month period ended June 30, 2023, the Company pooled HECM loans with an unpaid principal balance of $379.8 million and $693.3 million, respectively, into HMBS. As of June 30, 2023, the Company was servicing 904 pools of HMBS with an unpaid principal balance of $7.9 billion. As of December 31, 2022, the Company was servicing 832 pools of HMBS with an unpaid principal balance of $7.6 billion.
The Company has entered into a Collaboration and Transfer Agreement, or the "HECM CT Agreement" with a third party. Pursuant to the HECM CT Agreement, the Company purchased HECM loans and the associated MSR from the third party and securitized such loans into HMBS. While the Company is the legal owner and servicer of the HMBS, under the HECM CT Agreement, the third party receives a portion of the cash flows generated from the HMBS. The Company retains a base participation fee, along with the right to premiums on subsequent HECM tail securitizations. Additionally, in the event Company is required to repurchase a loan from the HMBS pool, there is a put option repurchase guarantee from the third-party whereby they are required to repurchase such HECM loans from the Company. The Company recognizes the amount due to/from the third party under the HECM CT Agreement as an asset or a liability (the "Servicing Asset" or "Servicing Liability") which is included in Accrued expenses and other liabilities or Other Assets on the Condensed Consolidated Balance Sheet. The Company has elected the FVO on its Servicing Asset/Liability and changes in value are included in Other Income (Loss). As of June 30, 2023 and December 31, 2022, the Company has a servicing asset related to the HECM CT Agreement of $1.3 million and $1.0 million, respectively, which is included in Other Assets on the Condensed Consolidated Balance Sheet.
During the three-month period ended June 30, 2023, the Company repurchased HECM loans, including loans subject to the MCA requirement, from HMBS pools with an unpaid principal balance of $206.8 million, of which $202.6 million was subsequently transferred to a third party in accordance with the HECM CT Agreement. During the six-month period ended June 30, 2023, the Company repurchased HECM loans from HMBS pools with an unpaid principal balance of $366.1 million including loans subject to the MCA requirement, of which $360.1 million was subsequently transferred to a third party in accordance with the HECM CT Agreement.
13. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, Other secured borrowings, at fair value, and HMBS-related obligations, at fair value. As of June 30, 2023 and December 31, 2022, the Company's total secured borrowings were $12.3 billion and $12.2 billion, respectively.

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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 25 and 26 counterparties as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, remaining days to maturity on the Company's open repurchase agreements ranged from 3 days to 697 days. Interest rates on the Company's open repurchase agreements ranged from 4.53% to 9.09% as of June 30, 2023. As of December 31, 2022, remaining days to maturity on the Company's open repurchase agreements ranged from 3 days to 263 days. Interest rates on the Company's open repurchase agreements ranged from 0.63% to 7.97% as of December 31, 2022.

The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS, credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), and reverse mortgage loans, by remaining maturity as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$561,294	5.28%	13	$668,924	4.09%	14
31-60 Days	167,598	5.26%	47	91,048	2.32%	45
61-90 Days	5,833	5.75%	85	158,782	3.96%	73
91-120 Days	—	—%	—	4,751	5.20%	118
121-150 Days	60,231	5.26%	136	16,148	4.76%	131
151-180 Days	2,144	6.09%	160	—	—%	—
Total Agency RMBS	797,100	5.28%	30	939,653	3.91%	29
Credit:
30 Days or Less	32,734	6.65%	20	462,284	6.40%	7
31-60 Days	107,607	6.77%	45	119,619	6.00%	48
61-90 Days	346,370	6.95%	81	119,471	6.13%	77
91-120 Days	360,357	7.03%	116	358,010	6.30%	116
121-150 Days	847	6.92%	132	142,939	7.12%	144
151-180 Days	5,009	6.60%	160	6,981	6.72%	156
181-364 Days	475,256	7.45%	192	391,381	6.74%	240
> 364 Days	193,521	8.28%	531	—	—%	—
Total Credit Assets	1,521,701	7.27%	178	1,600,685	6.48%	110
Reverse Mortgage Loans:
61-90 Days	78,734	7.56%	82	—	—%	—
Total Reverse Mortgage Loans	78,734	7.56%	82	—	—%	—
U.S. Treasury Securities:
30 Days or Less	160,329	5.22%	3	69,347	4.31%	3
Total U.S. Treasury Securities	160,329	5.22%	3	69,347	4.31%	3
Total	$2,557,864	6.53%	118	$2,609,685	5.50%	78
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of both June 30, 2023 and December 31, 2022, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $3.2 billion. Collateral transferred under outstanding borrowings under repurchase agreements as of June 30, 2023 and December 31, 2022, include investments in the amount of $19.5 million and $9.2 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition, as of June 30, 2023 and December 31, 2022, the Company posted net cash collateral of $15.3 million and $20.3 million, respectively, to its counterparties.

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table provides details by counterparty for such counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of total equity as of June 30, 2023 and December 31, 2022.
June 30, 2023:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$234,594	184	17.5%
Royal Bank of Canada	138,456	99	10.3%
December 31, 2022:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$208,812	13	17.1%
Royal Bank of Canada	135,233	100	11.1%
Other Secured Borrowings
The Company has entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility. The facility includes a revolving borrowing period ending in September 2024 (or earlier following a trigger event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the revolving borrowing period, the facility amortizes, with a final termination date in September 2026. The facility accrues interest on a floating rate basis. As of June 30, 2023 and December 31, 2022, the Company had outstanding borrowings under this facility in the amount of $32.2 million and $37.8 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. The effective interest rate on this facility, was 9.52% and 8.68% as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the fair value of ABS backed by consumer loans collateralizing this borrowing was $73.8 million and $70.3 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both June 30, 2023 and December 31, 2022, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 12, whereby it financed portfolios of non-QM loans. As of June 30, 2023 and December 31, 2022, the fair value of the Company's outstanding liabilities associated with the Company's Consolidated Residential Mortgage Loan Securitizations was $1.47 billion and $1.54 billion, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 3.02% and 3.00% as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the fair value of non-QM loans held in the consolidated securitization trusts was $1.6 billion and $1.7 billion, respectively.
The Company has various warehouse lines of credit which it uses to finance its portfolio of reverse mortgage loans prior to them being sold or pooled into HMBS. There are a number of covenants, including several financial covenants, associated with these lines of credit; as of June 30, 2023 and December 31, 2022, the Company was in compliance with all of these covenants. As of June 30, 2023 and December 31, 2022, the Company had outstanding borrowings under these financing lines of $124.3 million and $172.9 million, respectively, which is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The following table provides details for each of the warehouse lines of credit.

		June 30, 2023			December 31, 2022
	Maturity	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate
					(In thousands)
Facility A	May 2024	$84,427	$102,856	8.97%	$59,640	$65,652	8.43%
Facility B	April 2024	19,033	20,600	7.84%	64,278	59,933	6.99%
Facility C	September 2023	20,793	29,349	7.67%	48,954	63,644	6.90%
		$124,253	$152,805	8.58%	$172,872	$189,229	7.46%

The Company entered into an agreement to finance a portfolio of HECM tail draws prior to being sold or pooled into HMBS. This facility was due to mature in April 2023 and accrues interest on a floating-rate basis; on April 10, 2023 a 90-day extension was executed. As of June 30, 2023 and December 31, 2022, the Company's outstanding borrowings under this facility was $27.0 million and $22.6 million, respectively, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 8.75% and 8.00%, respectively, as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the fair value of HECM tail draws collateralizing this borrowing was $37.8 million and $35.1 million, respectively, which are included in Loans, at fair value on the Condensed Consolidated Balance Sheet. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both June 30, 2023 and December 31, 2022, the Company was in compliance with all of its covenants.
The Company entered into a line of credit agreement to finance its portfolio of HMBS-related MSRs. This facility matures in January 2025 and accrues interest on a floating-rate basis. As of June 30, 2023 and December 31, 2022, the Company's outstanding borrowings under this facility were $38.9 million and $42.8 million, respectively, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 10.17% and 9.37% as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the fair value of MSRs collateralizing this borrowing was $103.0 million and $95.6 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both June 30, 2023 and December 31, 2022, the Company was in compliance with all of its covenants.
The Company entered into an agreement to finance HECM Buyout Loans. This facility matures in August 2023 and accrues interest on a floating-rate basis. As of June 30, 2023, the Company's outstanding borrowings under this facility were $2.7 million, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. As of December 31, 2022, the Company did not have any outstanding borrowings under this facility. The effective interest rate was 8.75% as of June 30, 2023. As of June 30, 2023, the fair value of HECM Buyout Loans collateralizing this borrowing was $0.2 million. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both June 30, 2023 and December 31, 2022, the Company was in compliance with all of its covenants.
As discussed in Note 5, the Company is a party to various agreement with the MLPS Counterparty, which provide for the financing of certain HECM Buyout Loans. This facility matures in March 2025 and accrues interest on a floating-rate basis. As of June 30, 2023, the Company's outstanding borrowings under this facility were $17.9 million, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 7.14% and the fair value of HECM Buyout Loans collateralizing this borrowing was $18.1 million. There are a number of covenants, including several financial covenants, associated with this borrowing; as of June 30, 2023, the Company was in compliance with all of its covenants.
HMBS-related Obligations
As discussed in Note 12, the Company issues pools of HMBS which are accounted for as secured borrowings. As of June 30, 2023 and December 31, 2022, the Company had HMBS-related obligations, at fair value of $8.1 billion and $7.8 billion, respectively. As of June 30, 2023 and December 31, 2022, such HMBS-related obligations are secured by $8.2 billion and $7.9 billion, respectively, of HECM loans, REO, and HMBS-related claims or other receivables. The weighted average interest rate on the Company's HMBS-related obligations was 5.61% and 5.23% as of June 30, 2023 and December 31, 2022, respectively.
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
There are a number of covenants, including several financial covenants, associated with the 5.875% Senior Notes; as of both June 30, 2023 and December 31, 2022, the Company was in compliance with all of its covenants for the outstanding Senior Notes. The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of June 30, 2023:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	HMBS-related Obligations(3)	Senior Notes(1)	Total
(In thousands)
Next Twelve Months	$2,364,343	$352,444	$1,318,473	$—	$4,035,260
Year 2	193,521	293,817	906,903	—	1,394,241
Year 3	—	277,390	776,055	—	1,053,445
Year 4	—	190,568	801,928	210,000	1,202,496
Year 5	—	141,520	725,812	—	867,332
Total	$2,557,864	$1,255,739	$4,529,171	$210,000	$8,552,774
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $1.013 billion of expected principal repayments related to the Company's consolidated non-QM securitizations, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three-month periods ended June 30, 2023 and 2022, the Company recorded income tax expense (benefit) of $0.1 million and $(7.8) million, respectively. For the six-month periods ended June 30, 2023 and 2022, the Company recorded income tax expense (benefit) of $0.1 million and $(14.8) million, respectively. Income tax benefit for the three- and six-month periods ended June 30, 2022 was related to net realized and unrealized losses on investments held in a domestic TRS. Based upon the available evidence at June 30, 2023, the Company determined that it was more likely than not that the deferred tax assets of its TRS would not be utilized in future periods; a valuation allowance of $8.5 million was recorded to fully reserve against these deferred tax assets.

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
For the three-month period ended June 30, 2023, the total base management fee incurred was $4.9 million, consisting of $5.0 million of total gross base management fee incurred, less $0.1 million of management fee rebates. For the three-month period ended June 30, 2022, the total base management fee incurred was $4.0 million, consisting of $4.6 million of total gross base management fee incurred, less $0.6 million of management fee rebates. For the six-month period ended June 30, 2023, the total base management fee incurred was $9.9 million, consisting of $10.2 million of total gross base management fee incurred, less $0.3 million of management fee rebates. For the six-month period ended June 30, 2022, the total base management fee incurred was $8.3 million, consisting of $9.5 million of total gross base management fee incurred, less $1.3 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of June 30, 2023 and December 31, 2022, there was a Loss Carryforward of $42.0 million and $85.0 million, respectively.
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
The Company did not accrue an incentive fee for either of the three- or six-month periods ended June 30, 2023 and 2022, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the six-month periods ended June 30, 2023 and 2022, the Company reimbursed the Manager $9.0 million and $6.0 million, respectively, for previously incurred operating expenses. As of June 30, 2023 and December 31, 2022, the outstanding payable to the Manager for operating expenses was $5.0 million and $4.1 million, respectively, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.
Transactions Involving Certain Loan Originators
As of June 30, 2023 and December 31, 2022, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both June 30, 2023 and December 31, 2022, there were no advances outstanding. The Company has also entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 23, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements. Additionally, as of both June 30, 2023 and December 31, 2022, the Company held warrants to purchase 8.28 million shares; such warrants have a fair value of $10.2 million and $11.5 million, respectively, and are included in Investments in unconsolidated entities on the Condensed Consolidated Balance Sheet.

The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in common and preferred stock and warrants to purchase additional preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $77.2 million and $70.2 million as of June 30, 2023 and December 31, 2022, respectively, which is included in Securities, at fair value on the Condensed Consolidated Balance Sheet. Additionally, in December 2022, the Company extended a two-year revolving line of credit to the consumer loan originator; see table below for additional details. An employee of Ellington has a less-than-10% equity interest in, and serves on the board of, this consumer loan originator. Another employee of Ellington, who serves as an officer of the Company, also serves on the board, as the Company's representative.
The following table provides details of financing that the Company has provided, in the form of secured promissory notes, to certain loan origination-related entities in which the Company also holds equity investments:

Effective Date of Promissory Note	Maturity Date of Promissory Note		Interest Rate as of		Outstanding Borrowings as of		Fair Value(1) as of
		Maximum Borrowing	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
		(In thousands)			(In thousands)
May 2021(2)	December 31, 2025	$6,000	9.0%	6.0%	$2,335	$3,000	$2,335	$3,000
February 2022	January 31, 2025	750	7.0%	7.0%	550	475	550	475
November 2022(3)	January 31, 2025	500	n/a	10.0%	n/a	50	n/a	50
December 2022	December 16, 2024	3,500	15.0%	15.0%	2,270	515	2,270	515
(1)Classified as a Corporate loan and is included in Loans, at fair value on the Condensed Consolidated Balance Sheet.
(2)Convertible into non-voting equity interests, at the option of the borrower, at any time prior to maturity.
(3)During the six-month period ended June 30, 2023, the Company's debt and equity investments in this origination-related entity were written off as the Company determined its cost basis was non-recoverable; the Company recognized a net loss on its debt and equity investments of $(0.5) million (included in Realized gains (losses) on securities and loans, net on the Condensed Consolidated Statement of Operations) and $(0.1) million (included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations), respectively.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchased certain of its consumer loans through an affiliate, or the "Purchasing Entity," under various purchase agreements. The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $2.8 million and $4.3 million as of June 30, 2023 and December 31, 2022, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $1.4 billion and $1.5 billion as of June 30, 2023 and December 31, 2022, respectively.
The Company is a co-investor in a commercial mortgage loan with several other investors, including an unrelated third party and an affiliate of Ellington. This loan is beneficially owned by a consolidated subsidiary of the Company. As of June 30, 2023 and December 31, 2022, the fair value of this commercial loan was $5.5 million and $2.2 million, respectively. As of June 30, 2023, the non-controlling interests held by the unrelated third party and the Ellington affiliate were $0.9 million and $1.4 million, respectively. As of December 31, 2022, the non-controlling interests held by the unrelated third party and the Ellington affiliate were $0.3 million and $0.4 million, respectively.
The Company is also a co-investor in certain commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of June 30, 2023 and December 31, 2022, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $62.6 million and $68.5 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Condensed Consolidated Balance Sheet.
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
Equity Investment in Unconsolidated Entity
The Company is a co-investor, together with other affiliates of Ellington, in Jepson Holdings Limited ("Jepson"), the parent of an entity (the "Jepson Risk Retention Vehicle") that has sponsored various European mortgage loan securitizations. The Jepson Risk Retention Vehicle is expected to hold certain of the notes it issues for each securitization it completes in order to comply with European risk retention rules. As of June 30, 2023 and December 31, 2022, the Company's equity investment in Jepson Holdings Limited had a fair value of $0.7 million and $0.6 million, respectively. See Note 7 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of June 30, 2023 and December 31, 2022, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $677.2 million and $872.5 million, respectively. The Company's segregated silo of this debt as of June 30, 2023 and December 31, 2022 was $236.6 million and $274.4 million, respectively, and is included under the caption Repurchase agreements on the Company's Condensed Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both June 30, 2023 and December 31, 2022, no party to any of the repurchase agreements was in default.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month periods ended June 30, 2023 and 2022, the amount of such management fee rebates was $0.1 million and $0.6 million, respectively. For the six-month periods ended June 30, 2023 and 2022, the amount of such management fee rebates was $0.3 million and $1.3 million, respectively

In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of June 30, 2023 and December 31, 2022, the Company's investment in such warehouse facilities was $0.4 million and $0.5 million, respectively, which are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities.
During the three- and six-month periods ended June 30, 2023, the Company purchased $0.7 million of various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations. During the three- and six-month periods ended June 30, 2022, the Company purchased $3.9 million and $5.0 million, respectively, of various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations Such purchases are effected at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitizations.
16. Long-Term Incentive Plan Units
OP LTIP Units subject to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the three-month periods ended June 30, 2023 and 2022 was $0.3 million and $0.4 million, respectively. Total expense associated with OP LTIP Units issued under the Company's incentive plans for each of the six-month periods ended June 30, 2023 and 2022 was $0.7 million.
The below table details unvested OP LTIP Units as of June 30, 2023:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	24,796	September 13, 2022	September 12, 2023
Dedicated or partially dedicated personnel:
	15,789	December 16, 2021	December 16, 2023
	40,254	March 7, 2022	December 31, 2023
	18,068	December 15, 2022	December 15, 2023
	14,708	December 15, 2022	December 15, 2024
Total unvested OP LTIP Units at June 30, 2023	113,615
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.

The following tables summarize issuance and exercise activity of OP LTIP Units for the three- and six-month periods ended June 30, 2023 and 2022:

	Three-Month Period Ended June 30,
	2023			2022
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (3/31/2023 and 3/31/2022, respectively)	365,518	404,055	769,573	365,518	350,549	716,067
Granted	—	—	—	—	—	—
OP LTIP Units Outstanding (6/30/2023 and 6/30/2022, respectively)	365,518	404,055	769,573	365,518	350,549	716,067
OP LTIP Units Unvested and Outstanding (6/30/2023 and 6/30/2022, respectively)	—	113,615	113,615	—	120,140	120,140
OP LTIP Units Vested and Outstanding (6/30/2023 and 6/30/2022, respectively)	365,518	290,440	655,958	365,518	230,409	595,927

	Six-Month Period Ended June 30,
	2023			2022
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (12/31/2022 and 12/31/2021, respectively)	365,518	404,055	769,573	365,518	310,295	675,813
Granted	—	—	—	—	40,254	40,254
OP LTIP Units Outstanding (6/30/2023 and 6/30/2022, respectively)	365,518	404,055	769,573	365,518	350,549	716,067
OP LTIP Units Unvested and Outstanding (6/30/2023 and 6/30/2022, respectively)	—	113,615	113,615	—	120,140	120,140
OP LTIP Units Vested and Outstanding (6/30/2023 and 6/30/2022, respectively)	365,518	290,440	655,958	365,518	230,409	595,927
There were an aggregate of 1,509,481 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of both June 30, 2023 and December 31, 2022.
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
As of June 30, 2023, the Convertible Non-controlling Interests consisted of the outstanding 769,573 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.9% in the Operating Partnership. As of December 31, 2022, the Convertible Non-controlling Interests consisted of the outstanding 769,573 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 1.0% in the Operating Partnership. As of June 30, 2023 and December 31, 2022, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $12.1 million and $12.4 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of June 30, 2023 and December 31, 2022, the joint venture partners' interests in subsidiaries of the Company were $7.4 million and $10.0 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
Non-Controlling Interests in Longbridge
As of June 30, 2023 and December 31, 2022, the Company owned 99.6% and 99.5%, respectively, of Longbridge; the remainder relates to units held by various executives at Longbridge (the "Longbridge Executive Unit Holders") and stock options issued to various Longbridge employees (collectively, the "Longbridge Minority Holders"). Units held by the Longbridge Executive Unit Holders and exercised stock options participate in the income, expense, gains and losses of Longbridge but do not participate in the income, expense, gains and losses of the Operating Partnership. The Longbridge Minority Holders' interests are not convertible into shares of common stock of the Company or OP Units, nor are the Longbridge Minority Holders' entitled to receive distributions that holders of shares of common stock of the Company receive. As of both June 30, 2023 and December 31, 2022, the Longbridge Minority Holders' interests in Longbridge were $2.4 million.
18. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of June 30, 2023 and December 31, 2022, the total amount of cumulative preferred dividends in arrears was $4.0 million and $2.5 million, respectively.
As of both June 30, 2023 and December 31, 2022, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
As of both June 30, 2023 and December 31, 2022, there were 4,820,421 shares of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.
As of June 30, 2023, there were 4,000,000 shares of 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series C Preferred Stock") outstanding. The 4,000,000 shares of Series C Preferred Stock were issued during the six-month period ended June 30, 2023 and provided $96.5 million of net proceeds after $3.5 million of commissions and offering costs.
On January 20, 2022, the Company commenced an "at-the-market" offering for our preferred stock, or the "Preferred ATM Program," by entering into equity distribution agreements with third party sales agents under which it is authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. During the six-month period ended June 30, 2022, the Company issued 20,421 shares of Series B Preferred Stock, which provided $0.5 million of net proceeds after $23 thousand of commissions and offering costs. The Company did not issue any shares of preferred stock during the three- or six-month period ended June 30, 2023 or the three-month period ended June 30, 2022.
Series A
The Company's Series A Preferred Stock ranks senior to its common stock and Convertible Non-controlling Interests but on a parity with the Company's Series B Preferred Stock and Series C Preferred Stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution or winding up of the Company. Additionally, the Company's Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. The Series A Preferred Stock is not redeemable by the Company prior to October 30, 2024, except under circumstances where it is necessary to allow the Company to maintain its qualification as a REIT for U.S. federal income tax purposes and except in certain instances upon the occurrence of a change of control. Holders of the Company's Series A Preferred Stock generally do not have any voting rights.
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

Series B
The Company's Series B Preferred Stock ranks senior to its common stock and Convertible Non-controlling Interests but on a parity with the Company's Series A Preferred Stock and Series C Preferred Stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution or winding up of the Company. Additionally, the Company's Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. The Series B Preferred Stock is not redeemable by the Company prior to January 30, 2027, except under circumstances where it is necessary to allow the Company to maintain its qualification as a REIT for U.S. federal income tax purposes and except in certain instances upon the occurrence of a change of control. Holders of the Company's Series B Preferred Stock generally do not have any voting rights.
Holders of the Series B Preferred Stock are entitled to receive cumulative cash dividends from and including the original issue date to, but excluding, January 30, 2027 (the "Series B First Reset Date"), at a fixed rate equal to 6.250% per annum of the $25.00 per share liquidation preference. The applicable fixed rate resets on the First Reset Date and again on the fifth anniversary of the preceding reset date (each a "Series B Reset Date"), at a rate equal to the five-year treasury rate as measured three business days prior to the Series B Reset Date plus 4.99% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on or about the 30th day of each January, April, July, and October.
Series C
The Company's Series C Preferred Stock ranks senior to its common stock and Convertible Non-controlling Interests but on a parity with the Company's Series A Preferred Stock and Series B Preferred Stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution or winding up of the Company. Additionally, the Company's Series C Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. The Series C Preferred Stock is not redeemable by the Company prior to April 30, 2028, except under circumstances where it is necessary to allow the Company to maintain its qualification as a REIT for U.S. federal income tax purposes and except in certain instances upon the occurrence of a change of control. Holders of the Company's Series C Preferred Stock generally do not have any voting rights.
Holders of the Series C Preferred Stock are entitled to receive cumulative cash dividends from and including the original issue date to, but excluding, April 30, 2028 (the "Series C First Reset Date"), at a fixed rate equal to 8.625% per annum of the $25.00 per share liquidation preference. The applicable fixed rate resets on the First Reset Date and again on the fifth anniversary of the preceding reset date (each a "Series C Reset Date"), at a rate equal to the five-year treasury rate as measured three business days prior to the Series C Reset Date plus 5.13% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on or about the 30th day of each January, April, July, and October.
Common Stock
As of June 30, 2023 and December 31, 2022, the Company has authorized 200,000,000 and 100,000,000 shares of common stock, $0.001 par value per share, respectively. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding present in person or represented by proxy at a meeting of the stockholders. As of June 30, 2023 and December 31, 2022, there were 67,161,740 and 63,812,215 shares of common stock outstanding, respectively.
On August 6, 2021, the Company commenced an "at-the-market" offering program for shares of its common stock, or "2021 Common ATM Program," by entering into equity distribution agreements with third party sales agents under which the Company was authorized to offer and sell up to 10.0 million shares of common stock from time to time. On January 24, 2023, the Company amended the equity distribution agreements (the "EDA Amendments") with each of the third party sales agents. Such amendments authorize the Company to offer and sell up to $225.0 million of common stock from time to time (the "2023 Common ATM Program"); the 2021 Common ATM Program and 2023 Common ATM Program are collectively referred to as the "Common ATM Programs." During the six-month period ended June 30, 2023, the Company issued 4,433,861 shares of common stock under the Common ATM Programs which provided $60.5 million of net proceeds after $0.9 million of agent commissions and offering costs. During the three-month period ended June 30, 2022, the Company issued 383,700 shares of common stock under the 2021 Common ATM Program which provided $6.7 million of net proceeds after $0.1 million of agent commissions and offering costs. During the six-month period ended June 30, 2022, the Company issued 2,568,700 shares of common stock under the 2021 Common ATM Program which provided $45.2 million of net proceeds after $0.7 million of agent commissions and offering costs. The Company did not issue any shares of common stock during the three-month period ended June 30, 2023.

The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three- and six-month periods ended June 30, 2023 and 2022:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Shares of Common Stock Outstanding (as of 3/31/2023, 3/31/2022, 12/31/2022, and 12/31/2021, respectively)	67,185,076	59,662,263	63,812,215	57,458,169
Share Activity:
Shares of common stock issued	—	383,700	4,433,861	2,568,700
Shares of common stock issued in connection with incentive fee payment	—	—	—	19,094
Shares of common stock repurchased	(23,336)	(88,184)	(1,084,336)	(88,184)
Shares of Common Stock Outstanding (as of 6/30/23, 6/30/22, 6/30/23, and 6/30/22, respectively)	67,161,740	59,957,779	67,161,740	59,957,779
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of June 30, 2023 and December 31, 2022, the Company's issued and outstanding shares of common stock would increase to 67,977,673 and 64,628,148 shares, respectively.
On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of common stock (the "2018 Repurchase Plan"). On March 21, 2023, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to $50 million of the Company's common stock (the "2023 Repurchase Plan"), extending the Company’s ability to repurchase common stock beyond the 1.55 million shares previously authorized in 2018. Both the 2018 Repurchase Plan and 2023 Repurchase Plan are open-ended in duration and allow the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases under the plans are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the three-month period ended June 30, 2023, the Company repurchased 23,336 shares at an average price per share of $12.00 and a total cost of $0.3 million. During the six-month period ended June 30, 2023, the Company repurchased 1,084,336 shares at an average price per share of $11.39 and a total cost of $12.4 million. During the three- and six-month periods ended June 30, 2022, the Company repurchased 88,184 shares at an average price per share of $13.20 and a total cost of $1.2 million. As of June 30, 2023, the Company has authorization to repurchase an additional $45.8 million of the Company's common stock under the 2023 Repurchase Plan; all shares authorized under the 2018 Repurchase Plan have been repurchased.

19. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except share amounts)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss) attributable to common stockholders	$2,898	$(64,881)	$41,814	$(74,783)
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	35	(824)	511	(949)
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	2,933	(65,705)	42,325	(75,732)
Dividends declared:
Common stockholders	(30,223)	(27,008)	(60,520)	(53,197)
Convertible Non-controlling Interests	(367)	(342)	(734)	(674)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(30,590)	(27,350)	(61,254)	(53,871)
Undistributed (Distributed in excess of) earnings:
Common stockholders	(27,325)	(91,889)	(18,706)	(127,980)
Convertible Non-controlling Interests	(332)	(1,166)	(223)	(1,623)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$(27,657)	$(93,055)	$(18,929)	$(129,603)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	67,162,253	60,028,141	66,918,505	58,827,747
Weighted average Convertible Non-controlling Interest Units outstanding	815,933	762,427	815,933	747,971
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	67,978,186	60,790,568	67,734,438	59,575,718
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.45	$0.45	$0.90	$0.90
Undistributed (Distributed in excess of)	(0.41)	(1.53)	(0.28)	(2.17)
	$0.04	$(1.08)	$0.62	$(1.27)
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.45	$0.45	$0.90	$0.90
Undistributed (Distributed in excess of)	(0.41)	(1.53)	(0.28)	(2.17)
	$0.04	$(1.08)	$0.62	$(1.27)
(1)For the three-month periods ended June 30, 2023 and 2022, excludes net income (loss) of $1.8 million and $0.4 million, respectively, and for the six-month periods ended June 30, 2023 and 2022, excludes net income (loss) of $2.1 million and $0.1 million, respectively, attributable to joint venture partners and Longbridge, as applicable, which have non-participating interests as described in Note 17.
20. Restricted Cash
Restricted cash represents cash that the Company can use only for specific purposes. As of June 30, 2023 and December 31, 2022, the Company had $1.6 million and $4.8 million, respectively, of restricted cash including cash balances that are restricted under a warehouse line of credit agreement.
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
The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2023 and December 31, 2022.
June 30, 2023:

Description	Amount of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$131,472	$(30,342)	$—	$(44,255)	$56,875
Reverse repurchase agreements	183,676	—	(183,676)	—	—
Liabilities
Financial derivatives–liabilities	(30,502)	30,342	—	129	(31)
Repurchase agreements	(2,557,864)	—	2,542,586	15,278	—
(1)In the Company's Condensed Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of June 30, 2023 was $3.2 billion. As of June 30, 2023, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $0.2 million and $1.1 million, respectively.
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

22. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of June 30, 2023 and December 31, 2022.
June 30, 2023:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$194,595	13	44.9%
Collateral on repurchase agreements held by dealers(2)	3,221,191	26	23.1%
Due from brokers	33,118	25	14.8%
Receivable for securities sold(3)	30,334	5	87.1%
(1)Each counterparty is a financial institution that the Company believes to be creditworthy as of June 30, 2023.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both June 30, 2023 and December 31, 2022, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $214.9 million and $175.7 million as of June 30, 2023 and December 31, 2022, respectively.
Commitments and Contingencies Related to Investments in Loan Originators
In connection with certain of its investments in mortgage and consumer loan originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 15, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million as of both June 30, 2023 and December 31, 2022 and there were no such borrowings outstanding as of either date. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of June 30, 2023 and December 31, 2022, the estimated fair value of such guarantee was insignificant.
The Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator in which it holds an equity investment and as well as an investment in the Convertible Note, as discussed in Note 15. In addition, in May 2021, the Company committed to purchase $650.0 million of eligible residential mortgage loans from this originator. As of June 30, 2023 and December 31, 2022, the Company had unfunded commitments related to such investments in the amount of $116.9 million and $181.4 million, respectively.
As described in Note 15, the Company entered into various secured promissory notes with certain loan originators in which it also holds an equity interest. As of June 30, 2023 and December 31, 2022, the Company had unfunded commitments related to such secured promissory notes of $5.1 million and $6.5 million, respectively.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which it has an equity investment, under a promissory note. The Company's maximum guarantees were capped at $15.5 million. As of June 30, 2023 and December 31, 2022, the amount of the promissory note outstanding, for which the Company provided a guarantee, was $3.5 million and $10.8 million, respectively.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of June 30, 2023 and December 31, 2022, the Company had unfunded commitments related to such investments in the amount of $3.1 million and $4.2 million, respectively.
The Company has extended a line of credit whereby the borrower can draw funds up to $1.0 million. As of both June 30, 2023 and December 31, 2022, the Company had unfunded commitments related to such line of credit in the amount of $0.9 million.
Commitments to Extend Credit
The Company enters into loan commitment arrangements with borrowers who have applied for reverse mortgage loans that have not yet closed. As of June 30, 2023 and December 31, 2022, the fair value of such commitments was $3.8 million and $3.1 million, respectively, which is reflected in Loan commitments on the Condensed Consolidated Balance Sheet.
The Company is required to fund further borrower advances for loans where the borrower has not fully drawn down all of the HECM loan proceeds available to them. As of June 30, 2023 and December 31, 2022, the Company had unfunded commitments related to such HECM loans of $1.8 billion and $1.7 billion, respectively. Additionally, the Company has the obligation to advance various other HECM loan related amounts such as the borrowers' monthly insurance premiums to FHA and property taxes.
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
Lease Commitments
Longbridge, the Company's consolidated subsidiary, leases office space under various operating lease arrangements, which expire on various dates through December 2029. As discussed in Note 2, the Company makes various assumption and estimates in recognizing the operating lease ROU asset and corresponding lease liabilities, including the expected lease term, incremental borrowing rate, and identifying lease and non-lease components. Total expense under all operating leases amounted to $0.3 million and $0.6 million for the three- and six-month periods ended June 30, 2023, respectively, and is included in Other expenses on the Condensed Consolidated Statement of Operations. The Company did not incur any expenses related to operating leases for the three- or six-month periods ended June 30, 2022.

The following table provides details of the Company's outstanding leases as of June 30, 2023 and December 31, 2022.

($ in thousands)	June 30, 2023	December 31, 2022
ROU assets	$3,507	$3,838
Lease liabilities	3,756	4,058
Weighted average remaining term (in years)	5.4	5.8
Weighted average discount rate	7.20%	7.20%
The following table details contractual future minimum lease payments as of June 30, 2023.

Minimum Payments
(In thousands)
Year ended December 31, 2023	$491
Year ended December 31, 2024	844
Year ended December 31, 2025	799
Year ended December 31, 2026	793
Year ended December 31, 2027	695
Thereafter	953
Total	4,575
Less: implied interest payments	(819)
Lease Liability	$3,756
24. Segment Reporting
On October 3, 2022, the Company completed the acquisition of a controlling interest in Longbridge, a reverse mortgage loan originator and servicer. As a result of the Longbridge Transaction, the Company determined that it has two reportable segments, the Investment Portfolio Segment and the Longbridge Segment, for each of which the chief operating decision maker receives and reviews separate financial information. As discussed in Note 1, the Investment Portfolio Segment includes a diverse array of the Company's financial assets, as well as associated financing, hedging, and various allocable expenses. The Longbridge Segment consists of the stand-alone origination and servicing business of Longbridge, including associated financial assets, financing, hedging, and allocated expenses. The Longbridge segment may also include certain reverse mortgage loans and reverse MSRs that are owned by subsidiaries of the Company other than Longbridge, along with their related assets, liabilities, and hedging instruments.
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

The following tables present the Company's results of operations by reportable segment for the three- and six-month periods ended June 30, 2023 and 2022, and various reconciling items to the Company's results of operations overall.

	Three-Month Period Ended June 30, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$83,118	$3,779	$1,195	$88,092
Interest expense	(54,207)	(6,117)	(3,109)	(63,433)
Total other income (loss)	13,352	30,630	(9,319)	34,663
Total expenses	3,865	25,816	12,951	42,632
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	38,398	2,476	(24,184)	16,690
Income tax expense (benefit)	—	—	83	83
Earnings (losses) from investments in unconsolidated entities	(5,868)	—	—	(5,868)
Net Income (Loss)	32,530	2,476	(24,267)	10,739
Net income (loss) attributable to non-controlling interests	1,847	(25)	39	1,861
Dividends on preferred stock	—	—	5,980	5,980
Net Income (Loss) Attributable to Common Stockholders	$30,683	$2,501	$(30,286)	$2,898
Non-cash items:
Amortization and depreciation expense	$—	$352	$—	$352

	Three-Month Period Ended June 30, 2022
(In thousands)	Investment Portfolio Segment	Corporate/ Other	Total
Interest income	$62,387	$335	$62,722
Interest expense	(21,620)	(4,404)	(26,024)
Total other income (loss)	(72,547)	2,940	(69,607)
Total expenses	5,315	7,787	13,102
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	(37,095)	(8,916)	(46,011)
Income tax expense (benefit)	—	(7,825)	(7,825)
Earnings (losses) from investments in unconsolidated entities	(23,265)	—	(23,265)
Net Income (Loss)	(60,360)	(1,091)	(61,451)
Net income (loss) attributable to non-controlling interests	429	(820)	(391)
Dividends on preferred stock	—	3,821	3,821
Net Income (Loss) Attributable to Common Stockholders	$(60,789)	$(4,092)	$(64,881)

	Six-Month Period Ended June 30, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$165,487	$6,672	$3,107	$175,266
Interest expense	(106,343)	(10,463)	(6,244)	(123,050)
Total other income (loss)	24,281	64,028	(1,971)	86,338
Total expenses	7,369	51,263	21,902	80,534
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	76,056	8,974	(27,010)	58,020
Income tax expense (benefit)	—	—	104	104
Earnings (losses) from investments in unconsolidated entities	(2,424)	—	—	(2,424)
Net Income (Loss)	73,632	8,974	(27,114)	55,492
Net income (loss) attributable to non-controlling interests	2,085	(23)	519	2,581
Dividends on preferred stock	—	—	11,097	11,097
Net Income (Loss) Attributable to Common Stockholders	$71,547	$8,997	$(38,730)	$41,814
Non-cash items:
Amortization and depreciation expense	$—	$710	$—	$710

	Six-Month Period Ended June 30, 2022
(In thousands)	Investment Portfolio Segment	Corporate/ Other	Total
Interest income	$113,442	$354	$113,796
Interest expense	(34,299)	(5,742)	(40,041)
Total other income (loss)	(94,318)	(731)	(95,049)
Total expenses	13,067	19,602	32,669
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	(28,242)	(25,721)	(53,963)
Income tax expense (benefit)	—	(14,785)	(14,785)
Earnings (losses) from investments in unconsolidated entities	(28,771)	—	(28,771)
Net Income (Loss)	(57,013)	(10,936)	(67,949)
Net income (loss) attributable to non-controlling interests	131	(942)	(811)
Dividends on preferred stock	—	7,645	7,645
Net Income (Loss) Attributable to Common Stockholders	$(57,144)	$(17,639)	$(74,783)
The following tables present our balance sheet by reportable segment as of June 30, 2023 and December 31, 2022, which reconciles to the Company's financial position overall.

	June 30, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,475,115	$8,632,657	$195,093	$14,302,865
Total Liabilities	4,239,262	8,439,949	278,997	12,958,208
Total Equity	1,235,853	192,708	(83,904)	1,344,657

	December 31, 2022
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,635,657	$8,227,509	$222,720	$14,085,886
Total Liabilities	4,499,669	8,092,313	273,018	12,865,000
Total Equity	1,135,988	135,196	(50,298)	1,220,886

25. Subsequent Events
Dividends Declared
On July 10, 2023, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on August 25, 2023 to stockholders of record as of July 31, 2023.
On August 7, 2023, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on September 25, 2023 to stockholders of record as of August 31, 2023.
Issuance of Common Stock
From July 1, 2023 to August 4, 2023, the Company issued 855,364 shares of common stock under the Common ATM Program, which provided $11.8 million of net proceeds after $0.1 million of commissions and offering costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Except where the context suggests otherwise, references in this Quarterly Report on Form 10-Q to "EFC," "we," "us," the "Company" and "our" refer to Ellington Financial Inc. and its consolidated subsidiaries, including Ellington Financial Operating Partnership LLC, our operating partnership subsidiary, which we refer to as our "Operating Partnership." We conduct all of our operations and business activities through our Operating Partnership. Our "Manager" refers to Ellington Financial Management LLC, our external manager, "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager, and "Manager Group" refers collectively to officers and directors of EFC, and partners and affiliates of Ellington (including families and family trusts of the foregoing). In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time.
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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities or our investments; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities owned by us for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets and the available terms for such borrowings; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; our ability to maintain our qualification as a real estate investment trust, or "REIT"; our ability to complete the Arlington Merger (as defined herein) and/or the Great Ajax Merger (as defined herein) in a timely manner or at all; our ability to achieve the cost savings and efficiencies, operating efficiencies, synergies and other benefits, including the increased scale, from each of the Arlington Merger (as defined herein) and the Great Ajax Merger (as defined herein); potential business disruption following the Arlington Merger (as defined herein) and/or the Great Ajax Merger (as defined herein); and risks associated with investing in real estate assets, including changes in business conditions and the general economy such as changes to fiscal or monetary policy, heightened inflation, slower growth or recession, and currency fluctuations. These and other risks, uncertainties and factors, including the risk factors described under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and the risk factors described under Part II, Item 1A of this Quarterly Report on Form 10-Q, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We conduct all of our operations and business activities through the Operating Partnership. As of June 30, 2023, we had an ownership interest of approximately 99.1% in the Operating Partnership. The remaining ownership interest of approximately 0.9% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 28-year history of investing in the Agency and credit markets.
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
Pending Acquisitions
Arlington Asset Investment Corp.
On May 29, 2023, the Company; EF Merger Sub Inc., a wholly-owned subsidiary of the Company; Arlington Asset Investment Corp., a Virginia corporation (“Arlington”); and, solely for the limited purposes set forth in the Arlington Merger Agreement (as defined below), the Manager, entered into an agreement and plan of merger (the “Arlington Merger Agreement”) under which Arlington will be merged with and into EF Merger Sub Inc.. EF Merger Sub Inc. will survive as a wholly-owned subsidiary of the Company (the “Arlington Merger”).
Under the terms of the Arlington Merger Agreement, at the effective time of the Arlington Merger, each outstanding share of Arlington's Class A common stock (other than shares held by the Company, EF Merger Sub Inc. or any wholly-owned subsidiary of the Company, EF Merger Sub Inc. or Arlington) will be converted into the right to receive: (i) from the Company, shares of the Company’s common stock based on an exchange ratio of 0.3619, subject to adjustment as provided in the Arlington Merger Agreement, and (ii) from the Manager, $0.09 in cash (approximately $3.0 million in aggregate).
In addition, at the effective time of the Arlington Merger, each share of Arlington’s 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock, $0.01 par value per share, will be automatically converted into the right to receive one newly issued share of 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock, $0.001 par value per share, of the Company; and each share of Arlington’s 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, will be automatically converted into the right to receive one newly issued share of 8.250% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share, of the Company.

Certain equity-based awards previously issued under Arlington's equity-incentive plans, including restricted shares of common stock, performance restricted stock units, stock price performance restricted stock units and deferred stock units, will, immediately prior to the consummation of the Arlington Merger, become fully vested (and, where applicable, vested as if all performance goals were achieved at maximum or actual performance levels) and be treated as shares of Arlington's Class A common stock for all purposes of the Arlington Merger Agreement.
At the consummation of the Arlington Merger, all assets, and all debts, obligations and liabilities of Arlington will become the assets, debts, obligations and liabilities of the Company (including Arlington’s outstanding trust preferred securities, 6.75% Senior Notes due 2025 and 6.000% Senior Notes due 2026).
The closing of the Arlington Merger is subject to the approval of Arlington's shareholders and other customary closing conditions set forth in the Arlington Merger Agreement.
Pending Acquisition of Great Ajax Corp.
On June 30, 2023, the Company; EF Acquisition I LLC, a wholly-owned subsidiary of the Company; and Great Ajax Corp., a Maryland corporation (“Great Ajax”) entered into an agreement and plan of merger (the “Great Ajax Merger Agreement”) under which Great Ajax will be merged with EF Acquisition I LLC. EF Acquisition I LLC will survive as a wholly-owned subsidiary of the Company (the “Great Ajax Merger”).
Under the terms of the Great Ajax Merger Agreement, at the effective time of the Great Ajax Merger, each outstanding share of Great Ajax common stock (other than shares held by the Company, EF Acquisition I LLC or any wholly-owned subsidiary of the Company, EF Acquisition I LLC or Great Ajax) will be converted into the right to receive: (i) shares of the Company’s common stock based on an exchange ratio of 0.5308, subject to adjustment as provided in the Great Ajax Merger Agreement, and (ii) if, applicable, any contingent cash consideration.
Additionally, certain shares of restricted stock previously issued under Great Ajax's equity-incentive plans, will, immediately prior to the consummation of the Great Ajax Merger, become fully vested and considered outstanding for all purposes of the Great Ajax Merger Agreement.
At the consummation of the Great Ajax Merger, all assets, and all debts, obligations and liabilities of Great Ajax will become the assets, debts, obligations and liabilities of the Company (including those related to the 7.25% Convertible Senior Notes due 2024 of Great Ajax and the 8.875% Senior Unsecured Notes due 2027 of Great Ajax Operating Partnership L.P., a Delaware limited partnership).
The closing of the Great Ajax Merger is subject to the approval of Great Ajax 's stockholders, Great Ajax effectuating the repurchase of certain securities and other customary closing conditions set forth in the Great Ajax Merger Agreement.
The Company will account for each of the Arlington Merger and the Great Ajax Merger as a business combination in accordance with the provisions of ASC 805, “Business Combinations,” or “ASC 805.” In applying the acquisition method of accounting, the Company will be treated as the acquirer of both Arlington and Great Ajax for accounting purposes.

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
Our commercial mortgage loans may be fixed or floating rate and will generally have maturities ranging from one to ten years. We typically originate and acquire first lien loans but may also originate and acquire subordinated loans. As of June 30, 2023, all of our commercial mortgage loans were first-lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
Within both our loan origination and acquisition strategies, we often focus on smaller balance loans and/or loan packages that are less-competitively-bid. These loans typically have balances that are less than $30 million, and are secured by real estate and, in some cases, a personal guarantee from the borrower.
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
In addition, in connection with the Arlington Merger, the Company expects to acquire Arlington’s MSR-related asset portfolio. The mortgage loans underlying Arlington’s MSR-related assets consist solely of residential mortgage loans guaranteed by Fannie Mae or Freddie Mac.
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

Residential Mortgage Loans
Our residential mortgage loans include newly originated non-QM loans, residential transition loans, as well as legacy residential NPLs and RPLs. A non-QM loan is not necessarily high-risk, or subprime, but is instead a loan that does not conform to the complex Qualified Mortgage, or "QM," rules of the Consumer Financial Protection Bureau. For example, many non-QM loans are made to creditworthy borrowers who cannot provide traditional documentation for income, such as borrowers who are self-employed. There is also demand from certain creditworthy borrowers for loans above the QM 43% debt-to-income ratio limit that still meet all ability-to-repay standards. We hold equity investments in various non-QM originators, and to date we have purchased the majority of our non-QM loans from these originators, although we could potentially purchase a greater share of non-QM loans from other sources in the future.
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
We are also active in the market for residential NPLs and RPLs. The market for large residential NPL and RPL pools has remained highly concentrated, with the great majority having traded to only a handful of large players who typically securitize the residential NPLs and RPLs that they purchase. As a result, we have continued to focus our acquisitions on less-competitively-bid, and more attractively-priced mixed legacy pools sourced from motivated sellers. In addition, in connection with the Great Ajax Merger, the Company expects to acquire Great Ajax’s investment portfolio of first-lien residential RPLs and NPLs.
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
Trends and Recent Market Developments
Market Overview
•After interest rate hikes at ten consecutive meetings—including a 25-basis-point increase in May 2023—the U.S. Federal Reserve, or the “Federal Reserve,” paused in June, maintaining the target range for the federal funds rate at 5.00%–5.25%. However, at a press conference following the June meeting, Chair Powell acknowledged the likelihood of future rate increases by noting that “nearly all Committee participants view it as likely that some further rate increases will be appropriate this year to bring inflation down to 2 percent over time.” During the second quarter, the Federal Reserve also continued to reinvest only principal payments that exceeded monthly caps of $60.0 billion on U.S. Treasury securities and $35.0 billion on Agency RMBS.
•After trading in a relatively tight range in April and early May, interest rates rose steadily in the second half of the second quarter, and the inversion of the yield curve deepened. Overall, the yield on the 2-year Treasury increased by 87 basis points to 4.90%, quarter over quarter, while the yield on the 10-year Treasury increased by 37 basis points to 3.84%. Meanwhile, interest rate volatility, as measured by the MOVE Index, declined during the quarter, particularly in June following the resolution of the debt ceiling dispute.
•SOFR rates continued to rise in the second quarter. One-month SOFR increased by 34 basis points to 5.14% at quarter end, and three-month SOFR increased by 36 basis points to 5.27%. SOFR drives many of our financing costs.
•Mortgage rates rose during the second quarter, with the Freddie Mac survey 30-year mortgage rate increasing from 6.24% on March 30th to 6.70% on June 29th. The Mortgage Bankers Association’s Refinance Index remained at historically depressed levels, decreasing by 11.7% from March 31st to June 30th, and overall prepayment speeds remained low. Fannie Mae 30-year MBS registered CPRs of 5.1 in April, 6.2 in May, and 6.4 in June.
•After falling by 4.5% over the second half of 2022, the S&P CoreLogic Case-Shiller US National Home Price NSA Index increased by 3.7% year-to-date through May 2023. Meanwhile, after decreasing by 28.7% in 2022, the National

Association of Realtors Housing Affordability Index declined an additional 7.5% year-to-date through May 2023, as higher mortgage rates and near-record high home prices continued to stress housing affordability.
•U.S. real GDP increased at an estimated annualized rate of 2.4% in the second quarter of 2023, up from the 2.0% annualized growth rate recorded in the prior quarter. Meanwhile, the unemployment rate remained low, registering 3.4% in April, 3.7% in May, and 3.6% in June.
•Inflation, while still elevated, continued to decline in the second quarter. The 12-month percentage change in the Consumer Price Index for All Urban Consumers (“CPI-U"), not seasonally adjusted, registered 4.9% in April, 4.0% in May, and 3.0% in June. This compared to 12-month percentage changes of 6.4% in January, 6.0% in February, and 5.0% in March 2023.
•During the second quarter, the Bloomberg Barclays U.S. MBS Index generated a negative return of (0.66%) but a positive excess return (on a duration-adjusted basis) of 0.79% relative to the Bloomberg Barclays U.S. Treasury Index, driven by strong outperformance in June. Meanwhile, the Bloomberg Barclays U.S. Corporate Bond Index generated a negative return of (0.30%), but a positive excess return of 1.35%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a positive return of 1.81% and a positive excess return of 2.88% for the quarter.
•U.S. equity markets performed well in the second quarter, with the NASDAQ rising by 12.8%, the S&P 500 up 8.3%, and the Dow Jones Industrial Average increasing by 3.4%, while the VIX volatility Index declined. Meanwhile, London's FTSE 100 index decreased by 1.3% and the MSCI World global equity index fell 6.3%, quarter over quarter.
Portfolio Overview and Outlook—Investment Portfolio
Investment Portfolio—Credit(1)
The following tables summarize the long investments in our credit portfolio as of June 30, 2023 and March 31, 2023.

	June 30, 2023		March 31, 2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Dollar Denominated:
CLOs(2)	$24,722	0.6%	$31,044	0.8%
CMBS	20,752	0.5%	16,422	0.4%
Commercial Mortgage Loans and REO(3)(4)	419,915	10.7%	455,114	11.5%
Consumer Loans and ABS backed by Consumer Loans(2)	93,116	2.4%	87,976	2.2%
Corporate Debt and Equity and Corporate Loans	21,907	0.6%	18,882	0.5%
Debt and Equity Investments in Loan Origination Entities(5)	38,815	1.0%	40,906	1.0%
Non-Agency RMBS	224,075	5.7%	207,068	5.2%
Non-QM Loans and Retained Non-QM RMBS(6)	2,077,870	53.2%	2,122,561	53.7%
Residential Transition Loans and Other Residential Mortgage Loans and REO(3)	963,772	24.7%	951,811	24.1%
Non-Dollar Denominated:
CLOs(2)	1,738	0.1%	1,674	0.1%
Corporate Debt and Equity	238	—%	213	—%
RMBS(7)	20,979	0.5%	19,525	0.5%
Total Long Credit Portfolio	$3,907,899	100.0%	$3,953,196	100.0%
Less: Non-retained Tranches of Consolidated non-QM Securitization Trusts	1,458,673		1,527,527
Total Long Credit Portfolio excluding Non-retained Tranches of Consolidated non-QM Securitization Trusts	$2,449,226		$2,425,669
(1)This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, or other hedge positions.
(2)Includes equity investments in securitization-related vehicles.
(3)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
(4)Includes investments in unconsolidated entities holding commercial mortgage loans and REO.
(5)Includes corporate loans to certain loan origination entities in which we hold an equity investment.
(6)Retained non-QM RMBS represents RMBS issued by non-consolidated Ellington-sponsored non-QM loan securitization trusts, and interests in entities holding such RMBS.
(7)Includes an investment in an unconsolidated entity holding European RMBS.
The total long credit portfolio, excluding non-retained tranches of consolidated non-QM securitization trusts, increased by 1% sequentially, to $2.449 billion as of June 30, 2023. This slight increase was driven by larger non-QM and RTL loan portfolios quarter over quarter, as net purchases exceeded principal paydowns, and by net purchases of CRT investments. A portion of the increase was offset by a smaller commercial bridge loan portfolio, as loan paydowns in that portfolio again significantly exceeded new originations during the quarter.
Net interest income on our loan portfolios, net gains on our CRT portfolio, and net gains on our interest rate hedges were the primary drivers of the positive results in our credit strategy. A portion of these gains were offset by negative results in our investments in unconsolidated entities, including net losses on equity investments in loan originators and commercial mortgage loan-related entities, as well as net realized and unrealized losses on our consumer loans and credit hedges. Our residential and commercial mortgage loan portfolios continue to experience low levels of credit losses and strong overall credit performance, although we have seen an uptick in delinquencies in these portfolios year-to-date.
During the quarter, borrowing costs on our credit investments increased, driven by sharply higher short-term interest rates. At the same time, our asset yields also increased, and we continued to benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate. As a result, the net interest margin on our credit portfolio increased quarter over quarter to 2.91% from 2.49%.
Supplemental Credit Portfolio Information:
The table below details certain information regarding our investments in commercial mortgage loans as of June 30, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans(3)(4)	$546,087	$4	$546,091	$3,345	$(12,361)	$537,075	11.37%	11.31%	0.79
(1)Excludes commercial mortgage loans in non-accrual status, with a fair value of $52.3 million.
(2)Expected average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(3)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.
(4)As of June 30, 2023 all of our commercial mortgage loans were first lien mortgages, the vast majority of which have floating rates with a rate floor.
The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of June 30, 2023:

Property Type(1)	June 30, 2023
Multifamily	64.0%
Office	10.6%
Hotel	6.6%
Retail	6.3%
Mobile Home Community	4.3%
Industrial	4.2%
Commercial Mixed Use	2.9%
Self Storage	1.1%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.

The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of June 30, 2023:

Property Location by U.S. State(1)	June 30, 2023
Texas	20.5%
Florida	19.5%
Georgia	10.9%
New York	9.5%
Arizona	5.1%
All other states <5%	34.5%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.
The table below summarizes our interests in residential mortgage loans by loan type and REO resulting from the foreclosure of residential mortgage loans as of June 30, 2023:

	June 30, 2023
Loan Type	Unpaid Principal Balance	Fair Value
	In thousands
Non-QM Loans	$2,283,844	$2,036,924
Residential Transition Loans	950,713	945,853
Other Residential Loans	12,341	10,906
Total Residential Mortgage Loans	$3,246,898	$2,993,683
Residential REO(1)		7,014
Total residential mortgage loans and residential REO(1)		$3,000,697
(1)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
The following table provides additional details about our investments in unconsolidated entities as of June 30, 2023:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	$23,549
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	8,968
		32,517
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans	62,555
Equity investments in securitization-related risk retention vehicles	Consumer Loans and European RMBS	7,652
Equity investments in securitization-related risk retention vehicles	Residential Mortgage Loan	7,944
Other	Various	7,752
		85,903
		$118,420

Investment Portfolio—Agency RMBS

	June 30, 2023		March 31, 2023
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$872,726	95.0%	$803,654	94.2%
Floating Rate	5,329	0.6%	5,881	0.7%
Reverse Mortgages	26,928	2.9%	28,638	3.4%
IOs	13,511	1.5%	14,939	1.7%
Total Long Agency RMBS	$918,494	100.0%	$853,112	100.0%
With Agency RMBS yield spreads still wide on a historical basis, we opportunistically added to our Agency portfolio during the quarter. As a result, our total long Agency RMBS portfolio increased by approximately 8% quarter over quarter to $918.5 million.
The second quarter began with elevated interest rate volatility and widening Agency MBS yield spreads, as the market prepared for sales by the FDIC of MBS from failed regional banks. Later in the quarter, with the FDIC sales well absorbed and with the debt ceiling dispute resolved, volatility declined and Agency MBS yield spreads tightened. Accordingly, we experienced moderate losses in our Agency strategy in April, but these were reversed in May and June. On balance, the Agency strategy had positive income for the quarter as net gains on interest rate hedges exceeded net losses on Agency RMBS and negative net interest income, which was driven by sharply higher financing costs.
During the quarter, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. We ended the second quarter with a net short TBA position, both on a notional basis and as measured by 10-year equivalents. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.
As was the case with our credit portfolio, higher borrowing costs on our Agency portfolio were more than offset by higher asset yields and greater positive carry on our interest rate swap hedges, quarter over quarter. As a result, the net interest margin5 on our Agency RMBS, excluding the Catch-up Premium Amortization Adjustment, increased to 1.31% from 1.14%.
As of June 30, 2023, the weighted average net pass-through rate on our fixed-rate specified pools was 3.8% as compared to 3.7% and 3.4%, as of March 31, 2023 and December 31, 2022, respectively. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was 20.6% for the three-month period ended June 30, 2023.
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022, and June 30, 2022.

	Three-Month Period Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Three-Month Constant Prepayment Rates(1)	6.2	4.8	7.7	9.5	11.6
(1)Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2023 and March 31, 2023:

		June 30, 2023			March 31, 2023
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50–1.99	$8,037	$6,968	32	$8,259	$7,281	29
	2.00–2.49	19,082	17,010	27	19,557	17,720	24
	2.50–2.99	29,245	26,992	34	30,056	28,161	30
	3.00–3.49	7,945	7,495	67	8,428	8,068	65
	3.50–3.99	13,279	12,776	79	14,068	13,801	77
	4.00–4.49	1,665	1,623	97	1,739	1,724	95
	4.50–4.99	287	282	147	332	331	144
Total 15-year fixed-rate mortgages		79,540	73,146	45	82,439	77,086	42
20-year fixed-rate mortgages:
	2.00–2.49	2,332	1,989	31	2,446	2,090	28
	2.50–2.99	4,208	3,701	32	4,287	3,814	29
	4.50–4.99	285	281	115	290	291	112
Total 20-year fixed-rate mortgages		6,825	5,971	35	7,023	6,195	32
30-year fixed-rate mortgages:
	2.00–2.49	25,175	20,613	22	22,135	18,331	19
	2.50–2.99	89,113	75,864	28	86,274	74,658	22
	3.00–3.49	180,513	160,590	33	165,476	150,025	31
	3.50–3.99	123,626	114,124	55	107,876	101,692	58
	4.00–4.49	127,168	120,908	55	130,846	126,794	52
	4.50–4.99	97,979	95,145	42	125,595	124,110	33
	5.00–5.49	103,976	102,532	24	82,562	82,978	27
	5.50–5.99	54,764	54,690	6	14,771	15,036	18
	6.00–6.49	24,688	25,046	10	16,507	17,029	11
	6.50–6.99	23,532	24,097	3	9,404	9,720	4
Total 30-year fixed-rate mortgages		850,534	793,609	35	761,446	720,373	36
Total fixed-rate Agency RMBS		$936,899	$872,726	36	$850,908	$803,654	37
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

The following table summarizes Longbridge's loan-related assets(1) as of June 30, 2023 and March 31, 2023.

(In thousands)	June 30, 2023	March 31, 2023
	(In thousands)
HMBS assets(2)	$8,158,304	$8,083,845
Less: HMBS liabilities	(8,055,288)	(7,975,916)
HMBS MSR Equivalent	103,016	107,929
Unsecuritized HECM loans(3)	132,845	187,782
Proprietary reverse mortgage loans	185,052	138,234
MSRs related to proprietary reverse mortgage loans	7,473	8,100
Unsecuritized REO	1,417	421
Total	$429,803	$442,466
(1)This information does not include financial derivatives or loan commitments.
(2)Includes HECM loans, REO, and claims or other receivables.
(3)As of June 30, 2023, includes $9.9 million of assignable HECM Buyout Loans, $14.1 million of non-assignable HECM Buyout Loans, and $4.6 million of other inactive HECM loans. As of March 31, 2023, includes $52.0 million of assignable HECM Buyout Loans, $16.4 million of non-assignable HECM Buyout Loans, and $4.4 million of other inactive HECM loans.
Longbridge's portfolio decreased by 3% sequentially to $429.8 million as of June 30, 2023. The decrease was due to smaller holdings of unsecuritized HECM loans, primarily driven by significant resolutions of HECM buyout loans, and a smaller HMBS MSR Equivalent quarter over quarter, partially offset by increased holdings of proprietary reverse mortgage loans.
Longbridge's net income for the quarter was driven by net gains related to the resolutions of HECM buyout loans, net gains on proprietary reverse mortgage loans, and net gains on interest rate hedges. These gains were partially offset by net losses on the HMBS MSR Equivalent, which was driven by the combination of higher interest rates and wider yield spreads in the HECM market during the quarter, and a net loss in originations, as reduced gain-on-sale margins on HECM loans more than offset an increase in overall origination volumes.
Supplemental Longbridge Information:
The following table summarizes origination volumes by channel for the three-month periods ended June 30, 2023 and March 31, 2023:

($ In thousands)	June 30, 2023			March 31, 2023
Channel	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume
Retail	397	$62,037	21%	375	$52,765	23%
Wholesale and correspondent	1,338	235,375	79%	1,106	180,829	77%
Total	1,735	297,412	100%	1,481	233,594	100%
(1)Represents initial borrowed amounts on reverse mortgage loans.
Corporate/Other
Our results for the quarter also reflected a net loss on the interest rate swaps that we use to hedge our preferred equity and our unsecured long-term debt, or "Senior Notes," which was driven by rising interest rates quarter over quarter, as well as expenses related to the pending acquisitions of Arlington and Great Ajax.
Financing—Overall
We have various financing arrangements in place as of June 30, 2023, including both secured and unsecured borrowings. We use repos, secured lines of credit, and various other secured borrowings to finance our portfolios, each of which we account for as collateralized borrowings. We have also obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans and certain of our consumer loans. Additionally, as an issuer of HMBS, we account for HMBS-related obligations as secured borrowings. Finally, as of June 30, 2023, we had outstanding Senior Notes of $210.0 million, which mature in April 2027 and bear an interest rate of 5.875%. The indenture governing the outstanding Senior Notes contains a number of covenants, including several financial covenants. See Note 13 for additional details on our Senior Notes.

As of June 30, 2023, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet) were $4.3 billion, of which approximately 18.7%, or $797.1 million, related to our Agency RMBS holdings. The remaining outstanding borrowings related to our credit portfolio and Longbridge. Additionally, we had $8.1 billion of HMBS-related obligations.
The following table details our borrowings outstanding and debt-to-equity ratios as of June 30, 2023 and March 31, 2023:

	As of
($ in thousands)	June 30, 2023	March 31, 2023
Recourse(1) borrowings:
Repurchase agreements	$2,557,864	$2,285,898
Other secured borrowings	242,900	363,640
Senior Notes, at par	210,000	210,000
Total recourse borrowings	$3,010,764	$2,859,538
Debt-to-equity ratio based on total recourse borrowings(1)	2.2:1	2.1:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities	2.1:1	2.0:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	2.1:1	2.0:1
Non-Recourse(3) Borrowings:
Other Secured Borrowings, at fair value(4)	1,472,368	1,534,592
HMBS-related obligations, at fair value	8,055,288	7,975,916
Total non-recourse borrowings	9,527,656	9,510,508
Total Recourse and Non-Recourse Borrowings	$12,538,420	$12,370,046
Debt-to-equity ratio based on total recourse and non-recourse borrowings	9.3:1	9.0:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities	9.2:1	8.9:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	9.2:1	8.9:1
(1)As of both June 30, 2023 and March 31, 2023, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 2.3:1 and 2.2:1 as of June 30, 2023 and March 31, 2023, respectively.
(2)For unsettled purchases and sales, assumes associated borrowings are subject to haircuts of 5.2% and 5.4% as of June 30, 2023 and March 31, 2023, respectively.
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
Our debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales, increased to 9.2:1 as of June 30, 2023 as compared to 8.9:1 as of March 31, 2023. This increase was due to an increase in total borrowings and a decrease in total equity. Our recourse debt-to-equity ratio, excluding U.S. Treasury securities and adjusted for unsettled purchases and sales, increased to 2.1:1 from 2.0:1, period over period.
Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
Our secured financing costs include interest expense related to our repo borrowings and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet but exclude HMBS-related obligations). For the three-month period ended June 30, 2023, the average cost of funds on our secured financings increased to 5.31%, as compared to 5.20% for the three-month period ended March 31, 2023. The period-over-period increase was primarily driven by higher short-term interest rates. Our unsecured financing costs consist of interest expense related to our Senior Notes. For each of the three-month periods ended June 30, 2023 and March 31, 2023, the average borrowing rate on our unsecured financings was 5.88%. Our average cost of funds, including both secured and unsecured financings, increased to 5.34% from 5.01% over the same period.

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

The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Premium Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended June 30, 2023 and 2022 the Catch-Up Premium Amortization Adjustment was $(0.5) million and $2.1 million, respectively. For the six-month periods ended June 30, 2023 and 2022, we recognized a Catch-Up Premium Amortization Adjustment of $(1.0) million and $1.5 million, respectively. The Catch-up Premium Amortization Adjustment is reflected as an increase (decrease) to Interest income on the Condensed Consolidated Statement of Operations.
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
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements for a description of relevant recent accounting pronouncements, if any.

Financial Condition
The following table summarizes the fair value of our consolidated portfolio of investments(1) as of June 30, 2023 and December 31, 2022.

(In thousands)	June 30, 2023	December 31, 2022
Long:
Investment Portfolio:
Credit:
Dollar Denominated:
CLO(2)	$24,722	$29,930
CMBS	20,752	18,253
Commercial Mortgage Loans and REO(3)(5)	419,915	492,648
Consumer Loans and ABS backed by Consumer Loans(2)	93,116	94,993
Corporate Debt and Equity and Corporate Loans	21,907	18,084
Debt and Equity Investments in Loan Origination Entities(4)	38,815	42,581
Non-Agency RMBS	224,075	204,498
Non-QM Loans and Retained Non-QM RMBS(6)	2,077,870	2,216,843
Residential Transition Loans and Other Residential Mortgage Loans and REO(3)	963,772	940,296
Non-Dollar Denominated:
CLO(2)	1,738	1,672
Corporate Debt and Equity	238	206
RMBS(7)	20,979	20,714
Agency:
Fixed-Rate Specified Pools	872,726	915,128
Floating-Rate Specified Pools	5,329	6,254
IOs	13,511	16,892
Reverse Mortgage Pools	26,928	29,989
Government Debt	160,537	87,422
Longbridge:
Reverse Mortgage Loans	8,471,061	8,097,237
MSRs	7,473	8,108
REO(3)	5,062	7,282
Total Long	$13,470,526	$13,249,030
Short:
Investment Portfolio:
Credit:
Dollar Denominated:
Corporate Equity	$(263)	$—
Government Debt:
Dollar Denominated	(136,169)	(185,424)
Non-Dollar Denominated	(25,286)	(23,779)
Total Short	$(161,718)	$(209,203)
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
(7)Includes an investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of June 30, 2023.

	June 30, 2023
	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$306	$(50,819)	$(50,513)	$4,579
Total Net Mortgage-Related Derivatives				4,579
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	2,078	(532,231)	(530,153)	(9,664)
Warrants(3)	1,897	—	1,897	1,205
Total Net Corporate-Related Derivatives				(8,459)
Interest Rate-Related Derivatives:
TBAs	125,132	(470,801)	(345,669)	2,357
Interest Rate Swaps	1,393,129	(2,962,131)	(1,569,002)	98,663
U.S. Treasury Futures(4)	1,900	(223,600)	(221,700)	3,789
Total Interest Rate-Related Derivatives				104,809
Other Derivatives:
Foreign Currency Forwards(5)	—	(11,927)	(11,927)	41
Total Net Other Derivatives				41
Net Total				$100,970
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 9 of the notes to the consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of June 30, 2023, derivative assets and derivative liabilities were $131.5 million and $(30.5) million, respectively, for a net fair value of $101.0 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of June 30, 2023, a total of 19 long and 1,987 short U.S. Treasury futures contracts were held.
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
As of June 30, 2023, our Condensed Consolidated Balance Sheet reflected total assets of $14.3 billion and total liabilities of $13.0 billion. As of December 31, 2022, our Condensed Consolidated Balance Sheet reflected total assets of $14.1 billion and total liabilities of $12.9 billion. Our investments in securities, loans, MSRs, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $13.6 billion as of June 30, 2023. Our investments in securities, loans, MSRs, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $13.4 billion as of December 31, 2022. Our investments in securities sold short and financial derivatives included in total liabilities were $192.2 million and $263.4 million as of June 30, 2023 and December 31, 2022, respectively. As of both June 30, 2023 and December 31, 2022, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. We primarily use short positions in U.S. Treasury securities and sovereign bonds to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of June 30, 2023 and December 31, 2022, we had a net short notional TBA position of $345.7 million and $528.4 million, respectively.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of June 30, 2023 indebtedness outstanding on our repos was approximately $2.6 billion. As of June 30, 2023, our assets financed with repos consisted of Agency RMBS of $829.9 million, credit assets of $2.1 billion, reverse mortgage loans of $101.4 million, and U.S. Treasury securities of $160.5 million. As of June 30, 2023, outstanding indebtedness under repos was $797.1 million for Agency RMBS, $1.5 billion for credit assets, $78.7 for reverse mortgage loans, and $160.3 million for U.S. Treasury securities. As of December 31, 2022 indebtedness outstanding on our repos was approximately $2.6 billion. As of December 31, 2022, our assets financed with repos consisted of Agency RMBS of $976.5 million, credit assets of $2.2 billion, and U.S. Treasury securities of $69.0 million. As of December 31, 2022, outstanding indebtedness under repos was $939.7 million for Agency RMBS, $1.6 billion for credit assets, and $69.3 million for U.S. Treasury securities.
In addition to our repos, as of June 30, 2023 we had Total other secured borrowings of $1.7 billion, used to finance $2.0 billion of non-QM loans, ABS backed by consumer loans, reverse mortgage loans, and MSRs. This compares to Total other secured borrowings of $1.8 billion as of December 31, 2022, used to finance $2.1 billion of non-QM loans, ABS backed by consumer loans, reverse mortgage loans, and MSRs. Additionally, as of June 30, 2023, we had HMBS-related obligations of $8.1 billion collateralized by $8.2 billion of HMBS assets, and as of December 31, 2022, we had HMBS-related obligations of $7.8 billion collateralized by $7.9 billion of HMBS assets, which include HECM loans as well as REO and claims and other receivables. In addition to our secured borrowings, we had $210.0 million of Senior Notes outstanding as of both June 30, 2023 and December 31, 2022.

As of June 30, 2023 and December 31, 2022, our debt-to-equity ratio was 9.3:1 and 10.2:1, respectively. Our recourse debt-to-equity ratio was 2.2:1 as of June 30, 2023 as compared to 2.5:1 as of December 31, 2022. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of June 30, 2023, our equity increased by $123.8 million to $1.345 billion from $1.221 billion as of December 31, 2022. The increase principally consisted of net income of $55.5 million, net proceeds from the issuance of shares of preferred stock of $96.5 million, after commissions and offering costs, net proceeds from the issuance of shares of common stock of $60.5 million, after commissions and offering costs, and contributions from our non-controlling interests of $1.6 million. These increases were partially offset by common and preferred dividends of $72.4 million, $12.4 million to repurchase shares of common stock, and distributions to non-controlling interests of $6.2 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.323 billion as of June 30, 2023. As of June 30, 2023, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $14.70.

Results of Operations
The following tables summarizes our results of operations by segment (as applicable) for the three- and six-month periods ended June 30, 2023 and 2022:

	Three-Month Period Ended June 30, 2023				Three-Month Period Ended June 30, 2022(1)
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total	Investment Portfolio	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$83,118	$3,779	$1,195	$88,092	$62,387	$335	$62,722
Interest expense	(54,207)	(6,117)	(3,109)	(63,433)	(21,620)	(4,404)	(26,024)
Net interest income	28,911	(2,338)	(1,914)	24,659	40,767	(4,069)	36,698
Other Income (Loss)(1)
Realized and unrealized gains (losses) on securities and loans, net	(32,887)	4,116	—	(28,771)	(194,180)	—	(194,180)
Realized and unrealized gains (losses) on financial derivatives, net	32,490	14,949	(9,319)	38,120	53,705	(4,410)	49,295
Realized and unrealized gains (losses) on real estate owned, net	(71)	—	—	(71)	836	—	836
Unrealized gains (losses) on other secured borrowings, at fair value, net	12,152	—	—	12,152	67,258	—	67,258
Unrealized gains (losses) on senior notes, at fair value	—	—	—	—	—	7,350	7,350
Net change from reverse mortgage loans, at fair value	—	32,120	—	32,120	—	—	—
Net change related to HMBS obligations, at fair value	—	(24,576)	—	(24,576)	—	—	—
Other, net	1,668	4,021	—	5,689	(166)	—	(166)
Total other income (loss)	13,352	30,630	(9,319)	34,663	(72,547)	2,940	(69,607)
Expenses
Base management fee to affiliate, net of fee rebates(2)	—	—	4,913	4,913	—	3,990	3,990
Other investment related expenses	1,830	7,560	—	9,390	4,821	—	4,821
Other operating expenses	2,035	18,256	8,038	28,329	494	3,797	4,291
Total expenses	3,865	25,816	12,951	42,632	5,315	7,787	13,102
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	38,398	2,476	(24,184)	16,690	(37,095)	(8,916)	(46,011)
Income tax expense (benefit)	—	—	83	83	—	(7,825)	(7,825)
Earnings (losses) from investments in unconsolidated entities	(5,868)	—	—	(5,868)	(23,265)	—	(23,265)
Net Income (Loss)	32,530	2,476	(24,267)	10,739	(60,360)	(1,091)	(61,451)
Net income (loss) attributable to non-controlling interests	1,847	(25)	39	1,861	429	(820)	(391)
Dividends on preferred stock	—	—	5,980	5,980	—	3,821	3,821
Net Income (Loss) Attributable to Common Stockholders	$30,683	$2,501	$(30,286)	$2,898	$(60,789)	$(4,092)	$(64,881)
Net Income (Loss) Per Common Share	$0.45	$0.04	$(0.45)	$0.04	$(1.00)	$(0.08)	$(1.08)
(1)Conformed to current period presentation.
(2)See Note 15 of the notes to the consolidated financial statements for further details on management fee rebates.

	Six-Month Period Ended June 30, 2023				Six-Month Period Ended June 30, 2022(1)
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total	Investment Portfolio	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$165,487	$6,672	$3,107	$175,266	$113,442	$354	$113,796
Interest expense	(106,343)	(10,463)	(6,244)	(123,050)	(34,299)	(5,742)	(40,041)
Net interest income	59,144	(3,791)	(3,137)	52,216	79,143	(5,388)	73,755
Other Income (Loss)(1)
Realized and unrealized gains (losses) on securities and loans, net	24,051	9,668	—	33,719	(344,528)	—	(344,528)
Realized and unrealized gains (losses) on financial derivatives, net	14,558	9,359	(8,481)	15,436	126,018	(8,081)	117,937
Realized and unrealized gains (losses) on real estate owned, net	(123)	—	—	(123)	239	—	239
Unrealized gains (losses) on other secured borrowings, at fair value, net	(17,528)	—	—	(17,528)	122,899	—	122,899
Unrealized gains (losses) on senior notes, at fair value	—	—	6,510	6,510	—	7,350	7,350
Net change from reverse mortgage loans, at fair value	—	195,241	—	195,241	—	—	—
Net change related to HMBS obligations, at fair value	—	(156,110)	—	(156,110)	—	—	—
Other, net	3,323	5,870	—	9,193	1,054	—	1,054
Total other income (loss)	24,281	64,028	(1,971)	86,338	(94,318)	(731)	(95,049)
Expenses
Base management fee to affiliate, net of fee rebates(2)	—	—	9,869	9,869	—	8,256	8,256
Other investment related expenses	4,449	13,617	—	18,066	10,889	3,615	14,504
Other operating expenses	2,920	37,646	12,033	52,599	2,178	7,731	9,909
Total expenses	7,369	51,263	21,902	80,534	13,067	19,602	32,669
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	76,056	8,974	(27,010)	58,020	(28,242)	(25,721)	(53,963)
Income tax expense (benefit)	—	—	104	104	—	(14,785)	(14,785)
Earnings (losses) from investments in unconsolidated entities	(2,424)	—	—	(2,424)	(28,771)	—	(28,771)
Net Income (Loss)	73,632	8,974	(27,114)	55,492	(57,013)	(10,936)	(67,949)
Net income (loss) attributable to non-controlling interests	2,085	(23)	519	2,581	131	(942)	(811)
Dividends on preferred stock	—	—	11,097	11,097	—	7,645	7,645
Net Income (Loss) Attributable to Common Stockholders	$71,547	$8,997	$(38,730)	$41,814	$(57,144)	$(17,639)	$(74,783)
Net Income (Loss) Per Common Share	$1.06	$0.13	$(0.57)	$0.62	$(0.97)	$(0.30)	$(1.27)
(1)Conformed to current period presentation.
(2)See Note 15 of the notes to the consolidated financial statements for further details on management fee rebates.
Results of Operations for the Three-Month Periods Ended June 30, 2023 and 2022
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended June 30, 2023 we had net income (loss) attributable to common stockholders of $2.9 million, compared to $(64.9) million for the three-month period ended June 30, 2022. The reversal in our results of operations was primarily due to total other income in the current period, as net realized and unrealized gains on financial derivatives, net exceeded net realized and unrealized losses on securities and loans, net; as compared to total other loss in the prior period, where net realized and unrealized losses on securities and loans, net, significantly exceeded net realized and unrealized gains on financial derivatives, net. These net gains for the three-month period ended June 30, 2023 were partially offset by an increase in preferred dividends and total expenses as well as a decrease in net interest income.

Interest Income
Interest income was $88.1 million for the three-month period ended June 30, 2023, as compared to $62.7 million for the three-month period ended June 30, 2022. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the three-month period ended June 30, 2023 increased to $83.1 million as compared to $62.4 million for the three-month period ended June 30, 2022.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended June 30, 2023 and 2022:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended June 30, 2023	$71,769	$4,121,428	6.97%	$7,816	$940,301	3.32%	$79,585	$5,061,729	6.29%
Three-month period ended June 30, 2022	$51,024	$3,681,291	5.54%	$11,049	$1,534,627	2.88%	$62,073	$5,215,918	4.76%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the three-month period ended June 30, 2023, interest income from our credit portfolio was $71.8 million, as compared to $51.0 million for the three-month period ended June 30, 2022. This period-over-period increase was primarily due to the larger size of the credit portfolio and higher average asset yields for the three-month period ended June 30, 2023.
For the three-month period ended June 30, 2023, interest income from our Agency RMBS was $7.8 million, as compared to $11.0 million for the three-month period ended June 30, 2022. This period-over-period decrease was due to the smaller size of the Agency portfolio partially offset by higher average asset yields for the three-month period ended June 30, 2023.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the three-month period ended June 30, 2023, we had a negative Catch-up Premium Amortization Adjustment $(0.5) million, which decreased our interest income. Comparatively, for the three-month period ended June 30, 2022, we had a positive Catch-up Premium Amortization Adjustment of $2.1 million, which increased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.53% and 6.33%, respectively, for the three-month period ended June 30, 2023. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.32% and 4.60%, respectively, for the three-month period ended June 30, 2022.
In addition, we had $1.2 million of interest income from investments in U.S. Treasury securities for the three-month period ended June 30, 2023.
Longbridge
For the three-month period ended June 30, 2023, interest income from the Longbridge segment was $3.8 million, which primarily relates to proprietary reverse mortgage loans.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the three-month periods ended June 30, 2023 and 2022, we had total interest expense of $63.4 million and $26.0 million, respectively.
Investment Portfolio
The total interest expense in our investment portfolio segment increased to $54.2 million for the three-month period ended June 30, 2023, as compared to $21.6 million for the three-month period ended June 30, 2022. The increase in interest expense was primarily the result of a significant increase in financing rates, together with larger average secured borrowings on our credit assets, and an increase in interest expense related to our securities sold short.

The table below summarizes the components of interest expense in our Investment Portfolio for the three-month periods ended June 30, 2023 and 2022.

	Three-Month Period Ended
(In thousands)	June 30, 2023	June 30, 2022
Repos and Total Other Secured Borrowings	$53,299	$20,946
Securities Sold Short (1)	844	674
Other	64	—
Total	$54,207	$21,620
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the three-month periods ended June 30, 2023 and 2022.

	Three-Month Period Ended
	June 30, 2023			June 30, 2022
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,302,509	$41,841	5.08%	$2,713,209	$18,920	2.80%
Agency RMBS	743,290	9,645	5.20%	1,401,617	1,986	0.57%
Subtotal(1)	4,045,799	51,486	5.10%	4,114,826	20,906	2.04%
U.S. Treasury Securities	141,459	1,813	5.14%	18,595	40	0.87%
Total	$4,187,258	$53,299	5.11%	$4,133,421	$20,946	2.03%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 3.71% and 1.94% for the three-month periods ended June 30, 2023 and 2022, respectively. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including actual and accrued periodic payments on interest rate swaps as described above), was 2.62% and 2.66% for the three-month periods ended June 30, 2023 and 2022, respectively. These metrics do not include costs associated with any unsecured debt or costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Longbridge
For the three-month period ended June 30, 2023, interest expense related to the Longbridge segment was $6.1 million, primarily related to Other secured borrowings. Our average borrowings related to the Longbridge portfolio were $318.8 million, and our average cost of funds was 7.70%.
Corporate/Other
Certain items of interest expense are not allocated to either the investment portfolio or Longbridge segments, such as interest expense on our Senior Notes and certain cash collateral held by us. Total interest expense not allocated to either the investment portfolio or Longbridge segments was $3.1 million and $4.4 million for the three-month periods ended June 30, 2023 and 2022, respectively.
The table below summarizes the components of interest expense not included in either our investment portfolio or Longbridge for the three-month periods ended June 30, 2023 and 2022.

	Three-Month Period Ended
(In thousands)	June 30, 2023	June 30, 2022
Senior Notes	$3,085	$4,332
Other (1)	24	72
Total	$3,109	$4,404
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.

Base Management Fees
Corporate/Other
For the three-month period ended June 30, 2023, the gross base management fee, which is based on total equity at the end of the quarter, was $5.0 million, and our Manager credited us with rebates on our base management fee of $0.1 million, resulting in a net base management fee of $4.9 million. For the three-month period ended June 30, 2022, the gross base management fee, which is based on total equity at the end of the quarter, was $4.6 million, and our Manager credited us with rebates on our base management fee of $0.6 million, resulting in a net base management fee of $4.0 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was due to a larger capital base at the end of the second quarter of 2023, as compared to 2022 as well as a decrease in the base management fee rebates.
Incentive Fees
Corporate/Other
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. No incentive fee was incurred for either of the three-month periods ended June 30, 2023 and 2022, since for each quarter during this period, our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended June 30, 2023 and 2022 other investment related expenses were $9.4 million and $4.8 million, respectively.
Investment Portfolio
For the three-month periods ended June 30, 2023 and 2022 other investment related expenses in our investment portfolio segment were $1.8 million and $4.8 million, respectively. The decrease in other investment related expenses was primarily due to debt issuance costs related Other secured borrowings, at fair value, that were issued during the three-month period ended June 30, 2022 as well as a decrease in servicing expense on certain of our loan portfolios.
Longbridge
For the three-month period ended June 30, 2023, our other investment-related expenses related to the Longbridge segment were $7.6 million, primarily consisting of servicing expense related to reverse mortgage loans and various loan origination expenses.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $28.3 million for the three-month period ended June 30, 2023 as compared to $4.3 million for the three-month period ended June 30, 2022.
Investment Portfolio
Other operating expenses for our investment portfolio segment were $2.0 million and $0.5 million for the three-month periods ended June 30, 2023 and 2022, respectively. The increase in other operating expenses for the three-month period ended June 30, 2023 was primarily due to an increase in compensation and benefits expense.
Longbridge
For the three-month period ended June 30, 2023, other operating expenses related to the Longbridge segment were $18.3 million, primarily consisting of compensation and benefits expense, and consisting to a lesser extent of various overhead costs including rent expense, licensing fees, expenses related to office equipment, and amortization of intangible assets.
Corporate/Other
For the three-month periods ended June 30, 2023 and 2022, other operating expenses not allocated to either the investment portfolio or Longbridge segments were $8.0 million and $3.8 million, respectively, primarily consisting of compensation and benefits expense and various other operating expenses such as administration fees. The increase in other operating expenses was primarily due to an increase in compensation expense as well as an increase in equity-based fees, such as administration fees, that increased in concert with an increase in total equity period over period.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and residential mortgage, commercial mortgage, consumer, and corporate loans, financial derivatives, and real estate owned, unrealized gains (losses) on other secured borrowings, at fair value and senior notes, at fair value, net change from reverse mortgage loans, at fair value, and net change related to HMBS obligations, at fair value. Other, net, another component of Other income (loss), includes rental income and income related to loan originations, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement.
Investment Portfolio
For the three-month period ended June 30, 2023, other income (loss) was $13.4 million, consisting primarily of net realized and unrealized gains on our financial derivatives of $32.5 million and net unrealized gains of $12.2 million on our Other secured borrowings, at fair value, partially offset by net realized and unrealized losses on our securities and loans of $(32.9) million. Net realized and unrealized gains of $32.5 million on our financial derivatives were primarily related to net gains on interest rate swaps, short positions in TBAs, and futures, driven by higher interest rates. We recognized net unrealized gains of $12.2 million on our Other secured borrowings, at fair value for the three-month period ended June 30, 2023, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized losses of $(10.5) million, which are included in Unrealized gains (losses) on securities and loans, net. The gains on our financial derivatives and Other secured borrowings, at fair value, were partially offset by net realized and unrealized losses of $(32.9) million on our securities and loans, which primarily related to our non-QM loans and Agency RMBS. Such losses were partially offset by net realized and unrealized gains on our commercial mortgage loans.
For the three-month period ended June 30, 2022, other income (loss) was $(72.5) million, consisting primarily of net realized and unrealized losses on our securities and loans of $(194.2) million, partially offset by $53.7 million of net realized and unrealized gains on our financial derivatives, and $67.3 million of net unrealized gains on our Other secured borrowings, at fair value. Rapidly rising interest rates and widening yield spreads drove net realized and unrealized losses of $(194.2) million on our securities and loans, primarily on our Agency RMBS, non-QM loans, non-Agency RMBS, CMBS, CLOs, commercial mortgage loans, and consumer loans and ABS backed by consumer loans. Such losses were partially offset by net realized and unrealized gains on short positions in U.S. Treasury securities and sovereign bonds. Net realized and unrealized gains of $53.7 million on our financial derivatives were primarily related to net realized and unrealized gains on interest rate swaps, short TBAs, futures, and forwards, which were driven by rising interest rates during the quarter, as well as net realized and unrealized gains on credit default swaps on corporate bond indices and asset-backed indices. We recognized net unrealized gains of $67.3 million on our Other secured borrowings, at fair value for the three-month period ended June 30, 2022, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized losses of $(95.8) million, which are included in Unrealized gains (losses) on securities and loans, net.
Longbridge
For the three-month period ended June 30, 2023, other income (loss) from the Longbridge segment was $30.6 million, consisting primarily of gains from Net change from reverse mortgage loans, at fair value of $32.1 million and realized and unrealized gains on financial derivatives and loans of $14.0 million and $4.1 million, respectively. Such gains were partially offset by Net change related to HMBS obligations, at fair value of $(24.6) million.
Corporate/Other
For the three-month period ended June 30, 2023, other income (loss) was $(9.3) million, consisting of net realized and unrealized losses on interest rate swaps related to our outstanding Senior Notes and preferred stock. For the three-month period ended June 30, 2022, other income (loss) was $2.9 million consisting of unrealized gains on our Senior notes, at fair value partially offset by net realized and unrealized losses on interest rate swaps related to our Senior notes.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $83 thousand for the three-month period ended June 30, 2023, as compared to $(7.8) million for the three-month period ended June 30, 2022. For the three-month period ended June 30, 2022, our deferred tax liability decreased as a result of net realized and unrealized losses in a domestic TRS.

Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $(5.9) million for the three-month period ended June 30, 2023, as compared to $(23.3) million for the three-month period ended June 30, 2022. Losses from investments in unconsolidated entities of $(5.9) million for the three-month period ended June 30, 2023, primarily related to unrealized gains on investments in the risk retention vehicles holding tranches of non-consolidated Ellington-sponsored non-QM securitizations in which we have participated and investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates. Such gains were partially offset by net realized and unrealized losses from investments in loan originators for the three-month period ended June 30, 2023. For the three-month period ended June 30, 2022, losses from investments in unconsolidated entities primarily related to unrealized losses on investments in loan originators, partially offset by net realized and unrealized gains in entities holding commercial mortgage loans and REO.
Results of Operations for the Six-Month Periods Ended June 30, 2023 and 2022
Net Income (Loss) Attributable to Common Stockholders
For the six-month period ended June 30, 2023 we had net income (loss) attributable to common stockholders of $41.8 million, compared to $(74.8) million for the six-month period ended June 30, 2022. The reversal in our results of operations was primarily due to realized and unrealized gains from total other income and gains from investments in unconsolidated entities, as compared to losses in the prior period. These net gains for the six-month period ended June 30, 2023 were partially offset by an increase in preferred dividends and total expenses as well as a decrease in net interest income.
Interest Income
Interest income was $175.3 million for the six-month period ended June 30, 2023, as compared to $113.8 million for the six-month period ended June 30, 2022. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the six-month period ended June 30, 2023 increased to $165.5 million as compared to $113.4 million for the six-month period ended June 30, 2022.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the six-month periods ended June 30, 2023 and 2022:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six-month period ended June 30, 2023	$143,524	$4,205,818	6.83%	$14,936	$963,310	3.10%	$158,460	$5,169,128	6.13%
Six-month period ended June 30, 2022	$93,850	$3,347,031	5.61%	$19,247	$1,562,276	2.46%	$113,097	$4,909,307	4.61%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the six-month period ended June 30, 2023, interest income from our credit portfolio was $143.5 million, as compared to $93.9 million for the six-month period ended June 30, 2022. This period-over-period increase was primarily due to the larger size of the credit portfolio and higher average asset yields for the six-month period ended June 30, 2023.
For the six-month period ended June 30, 2023, interest income from our Agency RMBS was $14.9 million, as compared to $19.2 million for the six-month period ended June 30, 2022. This period-over-period decrease was due to the smaller size of the Agency portfolio partially offset by higher average asset yields for the six-month period ended June 30, 2023.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the six-month period ended June 30, 2023, we had a negative Catch-up Premium Amortization Adjustment of $(1.0) million, which decreased our interest income. Comparatively, for the six-month period ended June 30, 2022, we had a positive Catch-up Premium Amortization Adjustment of $1.5 million, which increased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.30% and 6.17%, respectively, for the six-month period ended June 30, 2023. Excluding the Catch-up Premium Amortization

Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.27% and 4.55%, respectively, for the six-month period ended June 30, 2022.
In addition, we had $2.6 million of interest income from investments in U.S. Treasury securities for the six-month period ended June 30, 2023, which we generally use to hedge our interest rate risk.
Longbridge
For the six-month period ended June 30, 2023, interest income from the Longbridge segment was $6.7 million, which primarily relates to proprietary reverse mortgage loans.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the six-month periods ended June 30, 2023 and 2022, we had total interest expense of $123.1 million and $40.0 million, respectively.
Investment Portfolio
The total interest expense in our investment portfolio segment increased to $106.3 million for the six-month period ended June 30, 2023, as compared to $34.3 million for the six-month period ended June 30, 2022. The increase in interest expense was primarily the result of a significant increase in financing rates, together with larger average secured borrowings on our credit assets, and an increase in interest expense related to our securities sold short.
The table below summarizes the components of interest expense in our Investment Portfolio for the six-month periods ended June 30, 2023 and 2022.

	Six-Month Period Ended
(In thousands)	June 30, 2023	June 30, 2022
Repos and Total Other Secured Borrowings	$104,321	$33,087
Securities Sold Short (1)	1,958	1,212
Other	64	—
Total	$106,343	$34,299
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the six-month periods ended June 30, 2023 and 2022.

	Six-Month Period Ended
	June 30, 2023			June 30, 2022
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,323,390	$82,420	5.00%	$2,444,585	$30,119	2.48%
Agency RMBS	774,462	18,497	4.82%	1,481,962	2,928	0.40%
Subtotal(1)	4,097,852	100,917	4.97%	3,926,547	33,047	1.70%
U.S. Treasury Securities	140,017	3,404	4.90%	9,349	40	0.87%
Total	$4,237,869	$104,321	4.96%	$3,935,896	$33,087	1.70%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 3.74% for the six-month period ended June 30, 2023 and increase to 1.76% for the six-month period ended June 30, 2022. Excluding the Catch-up Premium Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including actual and accrued periodic payments on interest rate swaps as described above), was 2.43% and 2.79% for the six-month periods ended June 30, 2023 and 2022, respectively. These metrics do not include costs associated with any unsecured debt or costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.

Longbridge
For the six-month period ended June 30, 2023, interest expense related to the Longbridge segment was $10.5 million, primarily related to Other secured borrowings. Our average borrowings related to the Longbridge portfolio were $271.5 million, and our average cost of funds was 7.77%.
Corporate/Other
Certain items of interest expense are not allocated to either the investment portfolio or Longbridge segments, such as interest expense on our Senior Notes and certain cash collateral held by us. Total interest expense not allocated to either the investment portfolio or Longbridge segments was $6.2 million and $5.7 million for the six-month periods ended June 30, 2023 and 2022, respectively. The increase in interest expense was primarily due to our issuance of $210.0 million of 5.875% Senior Notes on March 31, 2022.
The table below summarizes the components of interest expense not included in either our investment portfolio or Longbridge for the six-month periods ended June 30, 2023 and 2022.

	Six-Month Period Ended
(In thousands)	June 30, 2023	June 30, 2022
Senior Notes	$6,169	$5,615
Other (1)	75	127
Total	$6,244	$5,742
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
Base Management Fees
Corporate/Other
For the six-month period ended June 30, 2023, the gross base management fee, which is based on total equity at the end of the quarter, was $10.2 million, and our Manager credited us with rebates on our base management fee of $0.3 million, resulting in a net base management fee of $9.9 million. For the six-month period ended June 30, 2022, the gross base management fee, which is based on total equity at the end of the quarter, was $9.5 million, and our Manager credited us with rebates on our base management fee of $1.3 million, resulting in a net base management fee of $8.3 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was due to a larger capital base at the end of the second quarter of 2023, as compared to 2022 as well as a decrease in the base management fee rebates.
Incentive Fees
Corporate/Other
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. No incentive fee was incurred for either of the six-month periods ended June 30, 2023 and 2022, since for each quarter during this period, our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the six-month periods ended June 30, 2023 and 2022 other investment related expenses were $18.1 million and $14.5 million, respectively.
Investment Portfolio
For the six-month periods ended June 30, 2023 and 2022 other investment related expenses in our investment portfolio segment were $4.4 million and $10.9 million, respectively. The decrease in other investment related expenses was primarily due to debt issuance costs related to Other secured borrowings, at fair value, that were issued during the six-month period ended June 30, 2022.
Longbridge
For the six-month period ended June 30, 2023, our other investment-related expenses related to the Longbridge segment were $13.6 million, primarily consisting of servicing expense related to reverse mortgage loans and various loan origination expenses.

Corporate/Other
For the six-month period ended June 30, 2022, other investment related expenses not allocated to one of our reportable segments were $3.6 million consisting of debt issuance costs related to our Senior Notes. For the six-month period ended June 30, 2023, all other investment related expenses were allocated to our investment portfolio.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $52.6 million for the six-month period ended June 30, 2023 as compared to $9.9 million for the six-month period ended June 30, 2022.
Investment Portfolio
Other operating expenses for our investment portfolio segment were $2.9 million and $2.2 million for the six-month periods ended June 30, 2023 and 2022, respectively. The increase in other operating expenses for the six-month period ended June 30, 2023 was primarily due to an increase in compensation and benefits expense.
Longbridge
For the six-month period ended June 30, 2023, other operating expenses related to the Longbridge segment were $37.6 million, primarily consisting of compensation and benefits expense, and consisting to a lesser extent of various overhead costs including rent expense, licensing fees, expenses related to office equipment, and amortization of intangible assets.
Corporate/Other
For the six-month periods ended June 30, 2023 and 2022, other operating expenses not allocated to either the investment portfolio or Longbridge segments were $12.0 million and $7.7 million, respectively, primarily consisting of compensation and benefits expense and various other operating expenses such as administration fees. The increase in other operating expenses was primarily due to an increase in compensation expense as well as an increase in equity-based fees, such as administration fees, that increased in concert with an increase in total equity period over period.
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
Investment Portfolio
For the six-month period ended June 30, 2023, other income (loss) was $24.3 million, consisting primarily of $24.1 million of net realized and unrealized gains on our securities and loans, and net realized and unrealized gains of $14.6 million on our financial derivatives, partially offset by $(17.5) million of net unrealized losses on our Other secured borrowings, at fair value. Net realized and unrealized gains of $24.1 million on our securities and loans were primarily on non-QM loans, commercial mortgage loans, and Agency RMBS. These gains were partially offset by net realized and unrealized losses on non-Agency RMBS and CMBS, ABS backed by consumer loans, CLOs, and short positions in U.S. Treasury securities and sovereign bonds. Net realized and unrealized gains of $14.6 million on our financial derivatives were primarily related to net realized and unrealized gains on interest rate swaps, short positions in TBAs, and futures, which were driven by higher interest rates. Such gains were partially offset by net realized and unrealized losses on credit hedges. We recognized net unrealized losses of $(17.8) million on our Other secured borrowings, at fair value for the six-month period ended June 30, 2023, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized gains of $29.6 million, which are included in Unrealized gains (losses) on securities and loans, net.
For the six-month period ended June 30, 2022, other income (loss) was $(94.3) million, consisting primarily of net realized and unrealized losses on our securities and loans of $(344.5) million, partially offset by $126.0 million of net realized and unrealized gains on our financial derivatives, and $122.9 million of net unrealized gains on our Other secured borrowings, at fair value. Rapidly rising interest rates and widening yield spreads drove net realized and unrealized losses of $(344.5) million on our securities and loans, primarily Agency RMBS, non-QM loans, non-Agency RMBS, CLOs, CMBS, consumer loans and ABS backed by consumer loans. Such losses were partially offset by net realized and unrealized gains on short positions in U.S. Treasury securities and sovereign bonds. Net realized and unrealized gains of $126.0 million on our financial derivatives were primarily related to net realized and unrealized gains on interest rate swaps, short TBAs, futures, and forwards, which were driven by rising interest rates during the quarter, as well as net realized and unrealized gains on credit default swaps on corporate bond and asset-backed indices. We recognized net unrealized gains of $122.9 million on our Other secured borrowings, at fair value for the six-month period ended June 30, 2022, related to borrowings on our securitized non-QM loans. These non-QM loans had net unrealized losses of $(143.2) million, which are included in Unrealized gains (losses) on securities and loans, net.
Longbridge
For the six-month period ended June 30, 2023, other income (loss) from the Longbridge segment was $64.0 million, consisting primarily of gains from Net change from reverse mortgage loans, at fair value of $195.2 million and net realized and unrealized gains of $9.7 million on loans and $9.4 million on financial derivatives. These gains were partially offset by Net change related to HMBS obligations, at fair value of $(156.1) million.
Corporate/Other
For the six-month period ended June 30, 2023, other income (loss) was $(2.0) million, consisting of net realized and unrealized losses of $(8.5) million on interest rate swaps related to our outstanding Senior Notes and preferred stock, partially offset by unrealized gains on our Senior Notes, at fair value of $6.5 million. For the six-month period ended June 30, 2022, other income (loss) was $(0.7) million consisting of net realized and unrealized losses on interest rate swaps related to our Senior notes and preferred stock of $(8.1) million, partially offset by unrealized gains on our Senior Notes, at fair value of $7.4 million.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $0.1 million for the six-month period ended June 30, 2023, as compared to $(14.8) million for the six-month period ended June 30, 2022. For the six-month period ended June 30, 2022, our deferred tax liability decreased as a result of net realized and unrealized losses in a domestic TRS.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $(2.4) million for the six-month period ended June 30, 2023, as compared to $(28.8) million for the six-month period ended June 30, 2022. Earnings (losses) from investments in unconsolidated entities of $(2.4) million for the six-month period ended June 30, 2023 includes unrealized losses on investments in loan originators of $(4.4) million partially offset by unrealized gains of $1.6 million on investments in the risk retention vehicles holding tranches of non-consolidated Ellington-sponsored non-QM securitizations in which we have participated, and $0.5 million on investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates. This compares to unrealized losses on investments in loan originators of $(32.2) million, partially offset by net realized and unrealized gains of $3.2 million in entities holding commercial mortgage loans and REO, for the six-month period ended June 30, 2022.
Adjusted Distributable Earnings
We calculate Adjusted Distributable Earnings as U.S. GAAP net income (loss) as adjusted for: (i) realized and unrealized gain (loss) on securities and loans, REO, mortgage servicing rights, financial derivatives (excluding periodic settlements on interest rate swaps), any borrowings carried at fair value, and foreign currency transactions; (ii) incentive fee to affiliate; (iii) Catch-up Premium Amortization Adjustment (as defined below); (iv) non-cash equity compensation expense; (v) provision for income taxes; (vi) certain non-capitalized transaction costs; and (vii) other income or loss items that are of a non-recurring nature. For certain investments in unconsolidated entities, we include the relevant components of net operating income in Adjusted Distributable Earnings. The Catch-up Premium Amortization Adjustment is a quarterly adjustment to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter. Non-capitalized transaction costs include expenses, generally professional fees, incurred in connection with the acquisition of an investment or issuance of long-term debt. For the contribution to Adjusted Distributable Earnings from Longbridge, we adjust Longbridge's contribution to our net income in a similar manner, but we include in Adjusted Distributable Earnings certain realized and unrealized gains (losses) from Longbridge's origination business ("gain-on-sale income").

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
The following tables reconcile, for the three- and six-month periods ended June 30, 2023 and 2022 our Adjusted Distributable Earnings by strategy to the line on our Condensed Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended June 30, 2023				Three-Month Period Ended June 30, 2022
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Corporate/Other	Total
Net Income (Loss)	$32,530	$2,476	$(24,267)	$10,739	$(48,281)	$(13,170)	$(61,451)
Income tax expense (benefit)	—	—	83	83	—	(7,825)	(7,825)
Net income (loss) before income tax expense (benefit)	32,530	2,476	(24,184)	10,822	(48,281)	(20,995)	(69,276)
Adjustments:
Realized (gains) losses, net(1)	(547)	—	(1,743)	(2,290)	(28,035)	(10)	(28,045)
Unrealized (gains) losses, net(2)	2,695	—	8,261	10,956	100,863	(1,909)	98,954
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(3)	—	(1,888)	—	(1,888)	—	—	—
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	483	—	—	483	(2,131)	—	(2,131)
Non-capitalized transaction costs and other expense adjustments(4)	1,053	566	3,723	5,342	3,037	212	3,249
(Earnings) losses from investments in unconsolidated entities	5,868	—	—	5,868	23,265	—	23,265
Adjusted distributable earnings from investments in unconsolidated entities(5)	2,848	—	—	2,848	3,363	—	3,363
Total Adjusted Distributable Earnings	$44,930	$1,154	$(13,943)	$32,141	$52,081	$(22,702)	$29,379
Dividends on preferred stock	—	—	5,980	5,980	—	3,821	3,821
Adjusted Distributable Earnings attributable to non-controlling interests	138	5	301	444	348	316	664
Adjusted Distributable Earnings Attributable to Common Stockholders	$44,792	$1,149	$(20,224)	$25,717	$51,733	$(26,839)	$24,894
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$0.67	$0.02	$(0.30)	$0.38	$0.86	$(0.45)	$0.41

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
(4)For the three-month period ended June 30, 2023, includes $3.6 million of expenses related to the pending mergers of Arlington Asset Investment Corp. and Great Ajax Corp., $0.9 million of non-capitalized transaction costs, $0.4 million of non-cash equity compensation expense, and $0.4 million of various other expenses. For the three-month period ended June 30, 2022, includes debt issuance costs on Other secured borrowings, at fair value of $2.1 million, non-capitalized transaction costs of $0.8 million, and $0.4 million of non-cash equity compensation expense.
(5)Includes net interest income and operating expenses for certain investments in unconsolidated entities.

	Six-Month Period Ended June 30, 2023				Six-Month Period Ended June 30, 2022
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Corporate/Other	Total
Net Income (Loss)	$73,632	$8,974	$(27,114)	$55,492	$(44,954)	$(22,995)	$(67,949)
Income tax expense (benefit)	—	—	104	104	—	(14,785)	(14,785)
Net income (loss) before income tax expense (benefit)	73,632	8,974	(27,010)	55,596	(44,954)	(37,780)	(82,734)
Adjustments:
Realized (gains) losses, net(1)	65,195	—	(1,743)	63,452	(52,980)	(615)	(53,595)
Unrealized (gains) losses, net(2)	(61,327)	—	(1,417)	(62,744)	147,138	2,970	150,108
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(3)	—	(6,113)	—	(6,113)	—	—	—
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	965	—	—	965	(1,497)	—	(1,497)
Non-capitalized transaction costs and other expense adjustments(4)	1,510	2,625	3,818	7,953	5,564	4,310	9,874
(Earnings) losses from investments in unconsolidated entities	2,424	—	—	2,424	28,771	—	28,771
Adjusted distributable earnings from investments in unconsolidated entities(5)	6,600	—	—	6,600	5,657	—	5,657
Total Adjusted Distributable Earnings	$88,999	$5,486	$(26,352)	$68,133	$87,699	$(31,115)	$56,584
Dividends on preferred stock	—	—	11,097	11,097	—	7,645	7,645
Adjusted Distributable Earnings attributable to non-controlling interests	367	24	619	1,010	227	611	838
Adjusted Distributable Earnings Attributable to Common Stockholders	$88,632	$5,462	$(38,068)	$56,026	$87,472	$(39,371)	$48,101
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$1.32	$0.08	$(0.56)	$0.84	$1.49	$(0.67)	$0.82
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
(4)For the six-month period ended June 30, 2023, includes $3.6 million of expenses related to the pending mergers of Arlington Asset Investment Corp. and Great Ajax Corp., $1.6 million of non-capitalized transaction costs, $1.1 million of professional fees related to the acquisition and integration of Longbridge, $0.7 million of non-cash equity compensation expense, and $0.8 million of various other expenses. For the six-month period ended June 30, 2022, includes $4.4 million of debt issuance costs related to Other secured borrowings, at fair value, $3.6 million of debt issuance costs related to senior notes, at fair value, $1.0 million of non-capitalized transaction costs, $0.7 million of non-cash equity compensation expense, and $0.2 million of various other expenses.
(5)Includes net interest income and operating expenses for certain investments in unconsolidated entities.

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
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	June 30, 2023		December 31, 2022
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$754,357	29.5%	$1,200,555	46.0%
31 - 60 Days	275,205	10.7%	210,667	8.1%
61 - 90 Days	430,937	16.8%	278,253	10.6%
91 - 120 Days	360,357	14.1%	362,761	13.9%
121 - 150 Days	61,078	2.4%	159,087	6.1%
151 - 180 Days	7,153	0.3%	6,981	0.3%
181 - 364 Days	475,256	18.6%	391,381	15.0%
> 364 Days	193,521	7.6%	—	—%
	$2,557,864	100.0%	$2,609,685	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2023, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 28.2% with respect to credit assets, 5.2% with respect to Agency RMBS assets, and 20.8% overall. As of December 31, 2022 these respective weighted average contractual haircuts were 28.0%, 5.3%, and 20.6%.
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
As of both June 30, 2023 and December 31, 2022, we had $2.6 billion of borrowings outstanding under our repos. As of June 30, 2023, the remaining terms on our repos ranged from 3 days to 697 days, with a weighted average remaining term of 118 days. Our repo borrowings were with a total of 25 counterparties as of June 30, 2023. As of June 30, 2023, our repos had a weighted average borrowing rate of 6.53%. As of June 30, 2023, our repos had interest rates ranging from 4.53% to 9.09%. As of December 31, 2022, the remaining terms on our repos ranged from 3 days to 263 days, with a weighted average remaining term of 78 days. Our repo borrowings were with a total of 26 counterparties as of December 31, 2022. As of December 31, 2022, our repos had a weighted average borrowing rate of 5.50%. As of December 31, 2022, our repos had interest rates ranging from 0.63% to 7.97%. Investments transferred as collateral under repos had an aggregate fair value of $3.2 billion as of both June 30, 2023 and December 31, 2022.
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
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2023	$2,557,864	$2,402,711	$2,557,864
March 31, 2023(1)	2,285,898	2,464,050	2,641,488
December 31, 2022	2,609,685	2,859,085	2,915,610
September 30, 2022	2,895,019	2,877,500	2,912,264
June 30, 2022	2,865,222	2,590,120	2,865,222
March 31, 2022	2,717,638	2,533,978	2,717,638
December 31, 2021	2,469,763	2,187,363	2,469,763
September 30, 2021	2,105,836	1,958,411	2,175,918
June 30, 2021	1,916,749	1,971,441	2,062,580
March 31, 2021	1,909,511	1,736,912	1,909,511
December 31, 2020	1,496,931	1,408,935	1,496,931
September 30, 2020	1,439,984	1,368,191	1,551,147
(1)During this quarter, our borrowings decreased as the size of our investment portfolio decreased driven primarily by our participation in a non-QM securitization in February 2023.
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including non-QM loans and REO, commercial mortgage loans, consumer loans and ABS backed by consumer loans, reverse mortgage loans, and MSRs; such transactions are accounted for as secured borrowings. As of June 30, 2023 and December 31, 2022, we had outstanding borrowings related to such transactions in the amount of $1.7 billion and $1.8 billion, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Condensed Consolidated Balance Sheet. As of June 30, 2023 and December 31, 2022, the fair value of assets collateralizing our Total other secured borrowings was $2.0 billion and $2.1 billion, respectively. Additionally, as of June 30, 2023, as an HMBS issuer, we had HMBS-related obligations of $8.1 billion collateralized by $8.2 billion of HMBS assets and as of December 31, 2022, we had HMBS-related obligations of $7.8 billion collateralized by $7.9 billion of HMBS assets; HMBS assets include HECM loans as well as REO and claims and other receivables. See Note 13 in the notes to our consolidated financial statements for further information on our other secured borrowings and HMBS-related obligations.
As of both June 30, 2023 and December 31, 2022, we had $210.0 million outstanding of Senior Notes, respectively; the $210.0 million of 5.875% Senior Notes mature in April 2027. See Note 13 in the notes to our consolidated financial statements for further detail on the Senior Notes.
As of June 30, 2023, we had an aggregate amount at risk under our repos with 26 counterparties of approximately $663.3 million, and as of December 31, 2022, we had an aggregate amount at risk under our repos with 25 counterparties of approximately $637.6 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of June 30, 2023 and December 31, 2022, does not include approximately $(0.3) million and $(1.8) million, respectively, of net accrued interest receivable (payable), which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2023, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with nine counterparties of approximately $56.9 million. We also had $69.0 million of initial margin for cleared over-the-counter, or

"OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2022, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with ten counterparties of approximately $43.3 million. We also had $44.9 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2023, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with nine counterparties of approximately $3.4 million. As of December 31, 2022, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with nine counterparties of approximately $5.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $194.6 million and $217.1 million as of June 30, 2023 and December 31, 2022, respectively.
On August 6, 2021, we commenced an "at-the-market" offering for shares of our common stock, or the "2021 Common ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to 10.0 million shares of common stock from time to time. From December 31, 2022 through January 23, 2023, we issued 1,410,932 shares of common stock under the 2021 Common ATM Program, which provided $19.0 million of net proceeds after approximately $0.2 million of commissions and $52 thousand of offering costs. On January 24, 2023, we amended the equity distribution agreements (the "EDA Amendments") with each of the third party sales agents. Such amendments authorize us to offer and sell up to $225.0 million of common stock from time to time (the "Amended Common ATM Program"). From execution of the EDA Amendments through June 30, 2023, we issued 3,022,929 shares of common stock under the Amended Common ATM Program, which provided $41.4 million of net proceeds after approximately $0.4 million of commissions and $0.1 million of offering costs. From execution of the EDA Amendments through August 4, 2023, we have issued 3,878,293 shares of common stock through the Amended Common ATM Program, which provided $53.2 million of net proceeds after $0.5 million of commissions and $0.1 million of offering costs.
On January 20, 2022, we commenced an "at-the-market" offering for our preferred stock, or the "Preferred ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") and/or 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") from time to time. From commencement of the Preferred ATM Program through August 4, 2023, we have issued 20,421 shares of preferred stock under this program.
On February 6, 2023, we issued 4,000,000 shares of Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series C Preferred Stock"), for proceeds of $96.5 million, net of underwriting discounts and commissions and offering costs of $3.5 million. Holders of the Series C Preferred Stock are entitled to receive cumulative cash dividends from and including the original issue date to, but excluding, April 30, 2028 (the "First Reset Date"), at a fixed rate equal to 8.625% per annum of the $25.00 per share liquidation preference. The applicable fixed rate resets on the First Reset Date and again on the fifth anniversary of the preceding reset date (each a "Reset Date"), at a rate equal to the five-year treasury rate as measured three business days prior to the Reset Date plus 5.13% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on or about the 30th day of each January, April, July, and October. See Note 27 for additional details on our Series C Preferred Stock.
On March 21, 2023, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $50 million of common stock, or the "2023 Common Share Repurchase Program." The 2023 Common Share Repurchase Program extends our ability to repurchase beyond the share repurchase program adopted in 2018 under which we were authorized to repurchase up to 1.55 million shares of common stock, or the "2018 Common Share Repurchase Program." The 2023 Common Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. During the six-month period ended June 30, 2023, we repurchased 1,084,336 shares of common stock at an average price per share of $11.39 and a total cost of $12.4 million. Under the 2023 Common Share Repurchase Program we have authorization to repurchase an additional $45.8 million of common stock; the authorization under the 2018 Common Share Repurchase Program was exhausted during the first quarter of 2023.
On February 21, 2022, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $30.0 million of Series A Preferred Stock and Series B Preferred Stock, or the "Preferred Share Repurchase Program." The Preferred Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. We have not yet repurchased any shares of preferred stock under the Preferred Share Repurchase Program.
We may declare dividends based on, among other things, our earnings, our financial condition, the REIT qualification requirements of the Internal Revenue Code of 1986, as amended, our working capital needs and new opportunities. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors.
The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the consolidated financial statements) for the six-month periods ended June 30, 2023 and 2022:
Six-Month Periods Ended June 30, 2023 and 2022

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
2023:
June 7, 2023	$0.15	$10,197	June 30, 2023	July 25, 2023
May 8, 2023	0.15	10,197	May 31, 2023	June 26, 2023
April 10, 2023	0.15	10,197	April 28, 2023	May 25, 2023
March 7, 2023	0.15	10,200	March 31, 2023	April 25, 2023
February 7, 2023	0.15	10,359	February 28, 2023	March 27, 2023
January 9, 2023	0.15	10,105	January 31, 2023	February 27, 2023
2022:
June 7, 2022	0.15	9,108	June 30, 2022	July 25, 2022
May 2, 2022	0.15	9,121	May 31, 2022	June 27, 2022
April 7, 2022	0.15	9,121	April 29, 2022	May 25, 2022
March 7, 2022	0.15	9,064	March 31, 2022	April 25, 2022
February 7, 2022	0.15	8,730	February 28, 2022	March 25, 2022
January 7, 2022	0.15	8,727	January 31, 2022	February 25, 2022
On July 10, 2023, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on August 25, 2023 to stockholders of record as of July 31, 2023. On August 7, 2023, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on September 25, 2023 to stockholders of record as of August 31, 2023.

The following table sets forth the dividend distributions authorized by the Board of Directors during the six-month periods ended June 30, 2023 and 2022 and payable to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
2023:
June 7, 2023	$0.421875	$1,941	June 30, 2023	July 31, 2023
March 7, 2023	0.421875	1,941	March 31, 2023	May 1, 2023
2022:
June 7, 2022	0.421875	1,941	June 30, 2022	August 1, 2022
March 7, 2022	0.421875	1,941	March 31, 2022	May 2, 2022
Series B Preferred Stock:
2023:
June 7, 2023	0.390625	1,883	June 30, 2023	July 31, 2023
March 7, 2023	0.390625	1,883	March 31, 2023	May 1, 2023
2022:
June 7, 2022	0.390625	1,883	June 30, 2022	August 1, 2022
March 7, 2022	0.390625	1,883	March 31, 2022	May 2, 2022
Series C Preferred Stock:
2023:
June 7, 2023	0.5390625	2,156	June 30, 2023	July 31, 2023
March 7, 2023	0.5031300	2,013	March 31, 2023	May 1, 2023
At those times when cash flows from the Company’s operating activities are insufficient to fund its dividend payments, the Company funds such dividend payments through cash flows from its investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize the Company’s cash flows for the six-month periods ended June 30, 2023 and 2022.
For the six-month period ended June 30, 2023, our operating activities used net cash in the amount of $92.0 million and our investing activities used net cash in the amount of $135.3 million. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $94.2 million. We received $859.8 million in proceeds from the issuance of Total other secured borrowings. We used $962.6 million for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $235.8 million during the six-month period ended June 30, 2023. We received proceeds from HMBS-related obligations of $728.1 million and used $587.8 million for principal payments on HMBS-related obligations. We received proceeds from the issuance of common and preferred stock, net of underwriters' discounts and commissions, agent commissions, and offering costs paid, of $157.0 million and contributions from non-controlling interests of $1.8 million. We used $70.4 million to pay dividends, $6.2 million for distributions to non-controlling interests (our joint venture partners), and $12.4 million to repurchase common stock. As a result there was a decrease in our cash holdings of $25.7 million, from $221.9 million as of December 31, 2022 to $196.2 million as of June 30, 2023.
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
Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
At June 30, 2023 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at June 30, 2023 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of June 30, 2023, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$20,663	1.54%	$39,728	2.96%	$(22,262)	(1.66)%	$(46,122)	(3.43)%
Long TBAs	2,081	0.16%	3,799	0.28%	(2,445)	(0.18)%	(5,254)	(0.39)%
Short TBAs	(10,771)	(0.80)%	(20,779)	(1.54)%	11,534	0.86%	23,831	1.77%
Non-Agency RMBS, CMBS, ABS, Loans, and MSRs	32,457	2.41%	65,545	4.87%	(31,827)	(2.37)%	(63,026)	(4.69)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(46,699)	(3.47)%	(95,145)	(7.07)%	44,953	3.35%	88,158	6.56%
Corporate Securities and Other	(104)	(0.01)%	(209)	(0.02)%	105	0.01%	210	0.02%
Repurchase Agreements, Reverse Repurchase Agreements, and Senior Notes	(3,866)	(0.29)%	(7,783)	(0.58)%	3,813	0.28%	7,574	0.56%
Total	$(6,239)	(0.46)%	$(14,844)	(1.10)%	$3,871	0.29%	$5,371	0.40%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our June 30, 2023 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Part I, Item 1A. Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2022 and “Part II, Item 1A. Risk Factors—An adverse judgment in any litigation challenging either Merger may prevent the applicable Merger from becoming effective or from becoming effective within the expected timeframe” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Committee on March 1, 2023 (the "Form 10-K"). See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Form 10-K. The risks and uncertainties described below and in the Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.
Except where the context suggests otherwise, references in this Part II, Item 1A of this Quarterly Report on Form 10-Q to (i) the “Combined Company” refers to the Company and its subsidiaries, including the surviving company of each or both, as context requires, Merger, after the closing of each Merger, (ii) “Merger” refers to the Arlington Merger, the Great Ajax Merger or the foregoing together, as context requires; (iii) “Merger Agreement” refers to the Arlington Merger Agreement, the Great Ajax Merger Agreement or the foregoing together, as context requires; (iv) “Target” refers to Arlington, Great Ajax or the foregoing together, as context requires; and (v) “Target Common Stock” refers to Arlington Common Stock, Great Ajax Common Stock or the foregoing together, as context requires.
Risks Related to the Mergers
Each Merger is subject to a number of unrelated conditions which, if not satisfied or waived in a timely manner, would delay the applicable Merger or adversely impact the Company’s and the applicable Target’s ability to complete the applicable Merger.
The completion of each Merger is subject to the satisfaction or waiver of a number of unrelated conditions. In addition, under circumstances specified in each Merger Agreement, the Company or the applicable Target may terminate the applicable Merger Agreement. In particular, completion of each Merger requires the approval of a proposal to consummate the applicable Merger by the applicable Target’s common shareholders. While it is currently anticipated that each Merger will be completed shortly after the applicable Target’s special meeting to approve the applicable merger proposal, there can be no assurance that the conditions applicable to the closing of the applicable Merger will be satisfied in a timely manner or at all, or that an effect, event, circumstance, occurrence, development or change will not transpire that could delay or prevent these conditions from being satisfied. Accordingly, the Company cannot provide any assurances with respect to the timing of the closing of the applicable Merger, whether the applicable Merger will be completed or when the applicable Target shareholders would receive the consideration for the applicable Merger, if at all.
Failure to consummate the applicable Merger as currently contemplated or at all could adversely affect the future business and financial results of the Company and the price of the Company's common stock.
Each Merger may be consummated on terms different than those contemplated by the applicable Merger Agreement, or such Merger may not be consummated at all. If a Merger is not completed, or is completed on different terms than as contemplated by the applicable Merger Agreement, the Company could be adversely affected and subject to a variety of risks associated with the failure to consummate the applicable Merger, or to consummate the applicable Merger as contemplated by the applicable Merger Agreement, including the following:

•the Company's stockholders may be prevented from realizing the anticipated benefits of the applicable Merger;
•the market price of the Company's common stock could decline significantly;
•reputational harm due to the adverse perception of any failure to successfully consummate the applicable Merger;
•incurrence of substantial costs relating to the Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees without the applicable Merger being consummated as contemplated by the applicable Merger Agreement; and
•the attention of the Company’s and the applicable Target’s management and, in the case of Arlington, employees may be diverted from their day-to-day business and operational matters as a result of efforts relating to attempting to consummate the Mergers.
Any delay in the consummation of a Merger or any uncertainty about the consummation of a Merger on terms other than those contemplated by the applicable Merger Agreement, or the failure to complete a Merger, could materially adversely affect the business and financial results of the Company and/or the price of the Company's common stock.
The pendency of each Merger could adversely affect the Company’s and the applicable Target’s business and operations.
In connection with each pending Merger, some of the parties with whom the Company or the applicable Target does business may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of the Company or the applicable Target, regardless of whether the applicable Merger is completed, and of the applicable Combined Company, if the applicable Merger is completed. In addition, under each Merger Agreement, the Company and the applicable Target are each subject to certain restrictions on the conduct of its respective business prior to completing the applicable Merger.
These restrictions may prevent the Company and/or the applicable Target from pursuing certain strategic transactions, acquiring and/or disposing of assets, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial. These restrictions may impede the Company’s or the applicable Target’s growth which could negatively impact its respective revenue, earnings and cash flows. Additionally, the pendency of each Merger may make it more difficult for the Company or the applicable Target to effectively retain and incentivize key personnel, which could have a negative effect on the Company’s or the applicable Target’s business. Furthermore, the process of planning to integrate the Company's, Arlington's and Great Ajax's businesses for the post-Merger period could divert management attention and resources and could ultimately have an adverse effect on each party.
Each Merger and related transactions are subject to the applicable Target’s common shareholder approval.
Neither Merger can be completed unless the applicable Target’s common shareholders approve the applicable merger proposal, which (i) in the case of Arlington, requires the affirmative vote of a majority of the votes cast at the Arlington special meeting in accordance with the Virginia Stock Corporation Act, as amended and the governing documents of Arlington, provided a quorum is present, and (ii) in the case of Great Ajax, requires the affirmative vote of holders of at least a majority of the outstanding shares entitled to vote thereon at the Great Ajax special meeting in accordance with the Maryland General Corporation Law, as amended, and the governing documents of Great Ajax, provided a quorum is present. If the required shareholder approval is not obtained from the applicable Target’s common shareholders, the applicable Merger and related transactions cannot be completed. Neither Merger is expressly or implicitly conditioned on the consummation of the transactions or the satisfaction or waiver of any of the conditions to the consummation of the other Merger.
The applicable Merger Agreement may be terminated under certain circumstances.
Either the Company or the applicable Target may terminate the applicable Merger Agreement under certain circumstances, including, but not limited to, (a) if the other party to the applicable Merger Agreement breaches certain covenants or other agreements contained in the applicable Merger Agreement, (b) if any governmental entity of competent jurisdiction issues a final and non-appealable order, decree, ruling or injunction or takes any other action permanently restraining, enjoining or otherwise prohibiting the consummation of the applicable Merger, (c) if the applicable Target's stockholders fail to approve the applicable merger proposal at the applicable special meeting and (d) (i) with respect to Arlington, if the Arlington Merger has not been consummated by 5:00 p.m., New York, New York time on December 29, 2023, and (ii) with respect to Great Ajax, if the Great Ajax Merger has not been consummated by 5:00 p.m., New York, New York time on January 31, 2024; provided that, the termination right described in this clause (d) will not be available to a party whose breach of any representation, warranty, covenant or agreement contained in the applicable Merger Agreement has been the cause of (or, in the case of the Great Ajax Merger Agreement, the primary cause of), or resulted in, the failure to consummate the applicable Merger on or before such date. The Company may also terminate the applicable Merger Agreement if the applicable Target has effected a change of recommendation (in accordance with the applicable Merger Agreement).
The Company may not terminate the applicable Merger Agreement or adjust the Arlington Exchange Ratio or Great Ajax Exchange Ratio, as applicable, solely due to a decrease in the market price of the applicable Target Common Stock or value of the applicable Target’s portfolio or an increase in the market price of the Company's common stock or value of the Company’s portfolio.
While the market price of the Company's common stock and the applicable Target Common Stock and the value of the Company’s and each Target's portfolio have fluctuated since the date of the applicable Merger Agreement and will continue to fluctuate until the applicable Closing occurs (which could be a significant period of time), the Company may not terminate either Merger Agreement or adjust the Arlington Exchange Ratio or Great Ajax Exchange Ratio, as applicable, based on a decrease in the market price of the applicable Target Common Stock or a reduction in the value of the applicable Target's portfolio or an increase in the price of the Company's common stock or value of the Company’s portfolio.
The market price of the Company's common stock after the consummation of the applicable Merger may be affected by factors different from those affecting the price of the Company's common stock or the applicable Target Common Stock before the applicable Merger.
The market price of the Company's common stock may decline as a result of a Merger if the applicable Combined Company does not achieve the perceived benefits of the applicable Merger or the effect of the applicable Merger on the applicable Combined Company’s financial results is not consistent with the expectations of financial or industry analysts.
In addition, upon consummation of each Merger, the Company's stockholders will own interests in the Combined Company operating an expanded business with a different mix of assets, risks and liabilities. Holders of the Company's common stock may not wish to continue to invest in the Combined Company, or for other reasons may wish to dispose of some or all of their shares of the Company's common stock. If, following the effective time of a Merger, a large amount of the Company's common stock is sold, the price of the Company's common stock could decline.
Further, the Combined Company’s results of operations, as well as the market price of the Company's common stock after the applicable Merger may be affected by factors in addition to those currently affecting the Company’s or the applicable Target’s results of operations and the market prices of the Company's common stock and the applicable Target’s Common Stock, including differences in assets and capitalization, and factors related to the other pending Merger. Accordingly, the Company’s and the applicable Target’s historical market prices and financial results may not be indicative of these matters for the Combined Company after the Mergers.
Certain directors and executive officers of the Company may have interests in each of the Mergers that are different from, or in addition to, the interests of the Company's stockholders.
Certain directors and executive officers of the Company may have interests in each of the Mergers that are different from, or in addition to, the interests of the Company's stockholders generally. Following the consummation of the Mergers, all five of the current directors of the Board of Directors are expected to continue as directors of the board of directors of the Combined Company and the executive officers of the Company are expected to continue as the executive officers of the Combined Company. The Combined Company will continue to be managed by the Manager under the terms of the Company’s management agreement, pursuant to which the Manager receives a management fee, which includes a “base” component and “incentive” component, and reimbursement for certain expenses incurred by it and its affiliates in rendering management services to the Company. As a result of each Merger and contribution of the surviving company of each Merger to the Operating Partnership in exchange for OP Units, the equity of the Operating Partnership will effectively include the additional equity attributable to the acquisitions of Arlington and Great Ajax. As a result, following each Merger, the amount of the management fees payable by the Company to the Manager will also increase, which gives Ellington and the Manager (and therefore, certain of the Company’s directors and executive officers), an incentive, not shared by the Company's stockholders, to negotiate and effect each Merger, possibly on terms less favorable to the Company than would otherwise have been achieved. Each of the Company’s executive officers and one of its directors also serves as an officer of the Manager.
Completion of the applicable Merger may trigger change in control or other provisions in certain agreements to which the applicable Target is a party.
The completion of the applicable Merger may trigger change in control or other provisions in certain agreements to which the applicable Target is a party. If the Company and the applicable Target are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if the Company and the applicable Target are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to the applicable Target, and therefore, to the Company once the applicable Merger is consummated.

An adverse judgment in any litigation challenging either Merger may prevent the applicable Merger from becoming effective or from becoming effective within the expected timeframe.
It is possible that the Company's stockholders or shareholders of either Target may file lawsuits challenging the applicable Merger or the other transactions contemplated by the applicable Merger Agreement, which may name the Company, the applicable Target, the Board of Directors and/or the board of directors of the applicable Target as defendants. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the applicable parties from completing the applicable Merger on the agreed-upon terms, such an injunction may delay the consummation of the applicable Merger in the expected timeframe or may prevent the applicable Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of the Company’s business and/or the applicable Target’s business.
Risks Related to the Combined Company Following the Mergers
Following the applicable Merger, the Combined Company may be unable to realize the anticipated benefits of either or both Mergers within the anticipated timeframe or at all.
Each Merger involves the combination of two companies that currently operate as independent public companies. In agreeing to each Merger, the Company's management made a number of assumptions about each Target’s assets and liabilities. To the extent that the Company's management overestimated the value of, and/or projected net income to be generated by, each Target’s assets, and/or underestimated each Target’s liabilities or was otherwise incorrect in its assumptions, the Combined Company may be unable to realize the anticipated benefits of either or both Mergers. In addition, the Company expects to benefit from certain operating expense efficiencies relating to the elimination of duplicative costs associated with supporting a public company platform and operating the businesses of the Company and the applicable Target and the spread of fixed costs across a larger equity base. The Combined Company will be required to devote significant management attention and resources to the integration of the Company’s and the applicable Target’s businesses. The potential difficulties the Combined Company may encounter in combining the companies include, but are not limited to, the following:
•the inability to successfully combine the Company’s and the applicable Target’s businesses and investment portfolios in a manner that permits the Combined Company to achieve the expense efficiencies expected to result from the applicable Merger, which would result in the anticipated benefits of the applicable Merger not being realized in the timeframe currently anticipated or at all;
•the inability of the Combined Company to successfully redeploy any capital acquired in connection with the applicable Merger and into the Company’s targeted asset classes at investment returns the Company expects or in the expected timetable;
•the complexities of combining two or, if both Mergers are completed, three companies with different histories and portfolio assets;
•potential unknown liabilities of the applicable Target or associated with either Merger and unforeseen increased expenses, delays or conditions associated with either Merger; and
•performance shortfalls as a result of the diversion of management’s attention caused by completing each Merger and integrating the companies’ operations.
For all these reasons, you should be aware that it is possible that the combination process could result in the distraction of the Combined Company’s management, the disruption of the Combined Company’s ongoing business or inconsistencies in its operations, services, standards, controls, policies and procedures, any of which could adversely affect the Combined Company’s ability to deliver investment returns to stockholders, to maintain relationships with its key stakeholders or to achieve the anticipated benefits of the applicable Merger, or could otherwise materially and adversely affect the Combined Company’s business and financial results.
Following each Merger, the Combined Company may not pay dividends at or above the rate currently paid by the Company.
Following each Merger, the Combined Company’s stockholders may not receive any dividends (or may not receive them at the same rate that the Company's stockholders received dividends prior to such Merger) for various reasons, including the following:
•the Combined Company may not have enough cash to pay such dividends due to changes in its cash requirements, capital spending plans, cash flow or financial position;

•decisions on whether, when and in what amounts to make any future dividends will remain at all times entirely at the discretion of the Combined Company’s board of directors, which reserves the right to change its dividend practices at any time and for any reason;
•the ability of the Combined Company to declare and pay dividends on its common stock will be subject to the preferential rights of the preferred stock of the Company and the preferential rights, if any, of holders of any other class or series of the Combined Company’s capital stock, including the preferred stock that the Company expects to issue in connection with the Arlington Merger; and
•the amount of dividends that the Combined Company’s subsidiaries may distribute to the Combined Company may be subject to restrictions imposed by state law and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.
The Combined Company’s common stockholders will have no contractual or other legal right to dividends that have not been authorized by its board of directors and declared by the Combined Company.
The Combined Company will have a significant amount of indebtedness and may need to incur more in the future.
The Combined Company will have substantial indebtedness following completion of each Merger. In addition, in connection with executing its business strategies following each Merger, the Company expects to evaluate the possibility of investing in additional target assets and making other strategic investments, and it may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for the Combined Company, including:
•hindering its ability to adjust to changing market, industry or economic conditions;
•limiting its ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms or to fund acquisitions or emerging businesses;
•limiting the amount of cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses;
•limiting its ability to deduct interest under Section 163(j) of the Code;
•making it more vulnerable to economic or industry downturns, including interest rate increases; and
•placing it at a competitive disadvantage compared to less leveraged competitors.
Moreover, the Combined Company may be required to raise substantial additional capital to execute its business strategy. The Combined Company’s ability to arrange additional financing will depend on, among other factors, its financial position and performance, as well as prevailing market conditions and other factors beyond its control. If the Combined Company is unable to obtain additional financing, its credit ratings could be adversely affected, which could raise its borrowing costs and limit its future access to capital and its ability to satisfy its obligations under its indebtedness.
The Company is expected to incur substantial expenses related to the Mergers.
The Company and both Targets have incurred substantial legal, accounting, financial advisory and other costs, and the management teams of the Company and both Targets have devoted considerable time and effort in connection with the Mergers. The Company and the applicable Target may incur significant additional costs in connection with the completion of the applicable Merger or in connection with any delay in completing the applicable Merger or termination of the applicable Merger Agreement, in addition to the other costs already incurred. If either Merger is not completed, the Company will bear certain fees and expenses associated with the applicable Merger without realizing the benefits of the applicable Merger. If either Merger is completed, the fees and expenses may be significant and could have an adverse impact on the Combined Company’s results of operations.
Although the Company has assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond the control of the Company that could affect the total amount or the timing of the integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the applicable Merger could, particularly in the near term, exceed the savings that the Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the applicable Merger.

The Combined Company may incur adverse tax consequences if Arlington, Arlington’s subsidiary REIT, Great Ajax, Great Ajax II REIT, Inc. or any other entity intended to be treated as a REIT failed to qualify as a REIT for U.S. federal income tax purposes.
The Company believes that Arlington and Great Ajax have each operated in a manner that has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Code and intend to continue to do so up to the time of the applicable Merger. The Company believes that the subsidiary REIT owned by Arlington qualified as a REIT for U.S. federal income tax purposes through its liquidation on June 24, 2019 (such REIT, the “Arlington Subsidiary REIT”). Arlington has neither requested nor currently plans to request a ruling from the U.S. Internal Revenue Service (the “IRS”) that it qualifies, or that the Arlington Subsidiary REIT qualified, as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the control of Arlington may affect its, or the Arlington Subsidiary REIT’s, ability to qualify as a REIT. In order to qualify as a REIT, Arlington must satisfy, and the Arlington Subsidiary REIT must have satisfied, a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually to at least 90% of its net taxable income, excluding any net capital gains.
The Company believes that Great Ajax II REIT, Inc. (such REIT, the “Great Ajax Subsidiary REIT”) has qualified as a REIT for U.S. federal income tax purposes and intends for the Great Ajax Subsidiary REIT to continue to do so. Great Ajax has neither requested nor currently plans to request a ruling from the IRS that it qualified and qualifies, or that the Great Ajax Subsidiary REIT qualified and qualifies, as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the control of Great Ajax may affect its, or the Great Ajax Subsidiary REIT’s, ability to qualify as a REIT. In order to qualify as a REIT, Great Ajax must have satisfied and continue to satisfy, and the Great Ajax Subsidiary REIT must satisfy and must have satisfied, a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually to at least 90% of its net taxable income, excluding any net capital gains.
While the Company believes that the Arlington Subsidiary REIT qualified as a REIT under the Code, Arlington joined the Arlington Subsidiary REIT in filing a “protective” TRS election under Section 856(l) of the Code for each taxable year in which it owned an interest in such Arlington Subsidiary REIT. The Company cannot assure you that such “protective” TRS election would be effective to avoid adverse tax consequences if the Arlington Subsidiary REIT were to have failed to qualify as a REIT. Moreover, even if the “protective” election were to be effective, the Arlington Subsidiary REIT would be subject to regular corporate income tax for such taxable years. In addition, the dividends Arlington received from the Arlington Subsidiary REIT would not have qualified as good income for purposes of the 75% gross income test, and the Company cannot assure you that Arlington would not have failed to satisfy the requirement that not more than 20% of the value of its total assets may be represented by the securities of one or more TRSs. If Arlington has failed or fails (or the Arlington Subsidiary REIT failed) to qualify as a REIT and the Arlington Merger is completed, the Combined Company may inherit significant tax liabilities, because the Combined Company, as the successor by the Arlington Merger to Arlington and the Arlington Subsidiary REIT, would be subject to any corporate income tax liabilities of Arlington and the Arlington Subsidiary REIT, including penalties and interest, attributable to the years prior to the Arlington Merger that Arlington or the Arlington Subsidiary REIT failed to qualify as a REIT.
Further, if Great Ajax has failed or fails (or the Great Ajax Subsidiary REIT failed or fails) to qualify as a REIT and the Great Ajax Merger is completed, the Combined Company may inherit significant tax liabilities, because the Combined Company, as the successor by the Great Ajax Merger to Great Ajax and the Great Ajax Subsidiary REIT, would be subject to any corporate income tax liabilities of Great Ajax and the Great Ajax Subsidiary REIT, including penalties and interest, attributable to the years and the period prior to the Great Ajax Merger that Great Ajax or the Great Ajax Subsidiary REIT failed to qualify as a REIT. If any other entity intended to be treated as a REIT owned by Great Ajax failed to qualify as a REIT for U.S. federal income tax purposes, such entity would also be subject to corporate income tax liabilities and the amount available to be distributed to the Combined Company would be reduced.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet be Purchased Under the Plans or Programs(1)

April 1, 2023–April 30, 2023	—	$12.00	23,336	3,318,896
May 1, 2023–May 31, 2023	—	—	—	3,318,896
June 1, 2023–June 30, 2023	—	—	—	3,318,896
Total	—	$12.00	23,336	3,318,896
(1)Calculated based on the closing price as reported by the New York Stock Exchange on June 30, 2023 of $13.80.
On March 21, 2023, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $50 million of common stock. The common share repurchase program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. As of June 30, 2023, the Company had remaining authorization to repurchase up to $45.8 million of the Company's common stock under the common share repurchase program.

Item 6. Exhibits

Exhibit	Description
2.1**+
Agreement and Plan of Merger, dated as of May 29, 2023, by and among Ellington Financial Inc., EF Merger Sub Inc., Arlington Asset Investment Corp. and, solely for the limited purposes set forth therein, Ellington Financial Management LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 30, 2023).

2.2**+
Agreement and Plan of Merger, dated as of June 30, 2023, by and among Ellington Financial Inc., EF Acquisition I LLC and Great Ajax Corp. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 3, 2023).

3.1**	Certificate of Amendment to Certificate of Incorporation of Ellington Financial Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 22, 2023).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**    Previously Filed.
+    Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL INC.
Date:	August 9, 2023	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	August 9, 2023	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)