Form 10-Q
period 2023-09-30
Ellington Financial Inc.
filed 2023-11-09
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of November 9, 2023: 68,234,160

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2023	December 31, 2022
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$174,664	$217,053
Restricted cash(1)	1,604	4,816
Securities, at fair value(1)(2)	1,502,049	1,459,465
Loans, at fair value(1)(2)	11,920,872	11,626,008
Loan commitments, at fair value	3,752	3,060
Mortgage servicing rights, at fair value	29,653	8,108
Investments in unconsolidated entities, at fair value(1)	113,474	127,046
Real estate owned(1)(2)	23,570	28,403
Financial derivatives—assets, at fair value	198,023	132,518
Reverse repurchase agreements	175,197	226,444
Due from brokers	38,870	36,761
Investment related receivables(1)	167,447	139,413
Other assets(1)	95,866	76,791
Total Assets	$14,445,041	$14,085,886
Liabilities
Securities sold short, at fair value	$163,832	$209,203
Repurchase agreements(1)	2,573,043	2,609,685
Financial derivatives—liabilities, at fair value	38,520	54,198
Due to brokers	80,180	34,507
Investment related payables	36,641	49,323
Other secured borrowings(1)	301,131	276,058
Other secured borrowings, at fair value(1)	1,404,567	1,539,881
HMBS-related obligations, at fair value	8,181,922	7,787,155
Senior notes, at fair value	189,735	191,835
Base management fee payable to affiliate	4,890	4,641
Incentive fee payable to affiliate	—	—
Dividends payable	14,343	12,243
Interest payable(1)	20,078	22,452
Accrued expenses and other liabilities(1)	98,742	73,819
Total Liabilities	13,107,624	12,865,000
Commitments and contingencies (Note 23)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 13,420,421 and 9,420,421 shares issued and outstanding, and $335,511 and $235,511 aggregate liquidation preference, respectively	323,920	227,432
Common stock, par value $0.001 per share, 200,000,000 and 100,000,000 shares authorized, respectively; 68,234,160 and 63,812,215 shares issued and outstanding, respectively	68	64
Additional paid-in-capital	1,323,124	1,259,352
Retained earnings (accumulated deficit)	(333,622)	(290,881)
Total Stockholders' Equity	1,313,490	1,195,967
Non-controlling interests(1)	23,927	24,919
Total Equity	1,337,417	1,220,886
Total Liabilities and Equity	$14,445,041	$14,085,886
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

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2023	September 30, 2022(1)	September 30, 2023	September 30, 2022(1)
(In thousands, except per share amounts)
Net Interest Income
Interest income	$96,216	$78,592	$271,482	$192,388
Interest expense	(68,702)	(42,080)	(191,752)	(82,121)
Total net interest income	27,514	36,512	79,730	110,267
Other Income (Loss)
Realized gains (losses) on securities and loans, net	(17,362)	(33,247)	(71,518)	(51,272)
Realized gains (losses) on financial derivatives, net	26,283	18,995	30,617	89,108
Realized gains (losses) on real estate owned, net	(155)	(18)	(1,456)	474
Unrealized gains (losses) on securities and loans, net	(63,850)	(150,750)	24,024	(477,253)
Unrealized gains (losses) on financial derivatives, net	55,794	50,259	66,897	98,082
Unrealized gains (losses) on real estate owned, net	(1,712)	(121)	(533)	(373)
Unrealized gains (losses) on other secured borrowings, at fair value, net	18,660	79,430	1,133	202,329
Unrealized gains (losses) on Senior notes, at fair value	(4,410)	9,135	2,100	16,485
Net change from reverse mortgage loans, at fair value	99,929	—	295,170	—
Net change related to HMBS obligations, at fair value	(115,729)	—	(271,840)	—
Other, net	28,772	(31)	37,965	1,022
Total other income (loss)	26,220	(26,348)	112,559	(121,398)
Expenses
Base management fee to affiliate (Net of fee rebates of $98, $444, $381, and $1,705, respectively)(2)	4,890	3,950	14,759	12,206
Incentive fee to affiliate	—	—	—	—
Investment related expenses:
Servicing expense	5,261	1,097	15,036	3,580
Debt issuance costs related to Other secured borrowings, at fair value	—	1,941	—	6,291
Debt issuance costs related to Senior notes, at fair value	—	—	—	3,615
Other	4,342	2,930	12,633	6,986
Professional fees	3,847	1,177	13,753	3,534
Compensation and benefits	14,675	1,877	45,261	6,347
Other expenses	6,437	1,491	18,544	4,573
Total expenses	39,452	14,463	119,986	47,132
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	14,282	(4,299)	72,303	(58,263)
Income tax expense (benefit)	224	(81)	328	(14,867)
Earnings (losses) from investments in unconsolidated entities	(978)	(25,513)	(3,403)	(54,284)
Net Income (Loss)	13,080	(29,731)	68,572	(97,680)
Net income (loss) attributable to non-controlling interests	509	(264)	3,090	(1,075)
Dividends on preferred stock	5,980	3,823	17,077	11,468
Net Income (Loss) Attributable to Common Stockholders	$6,591	$(33,290)	$48,405	$(108,073)
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.10	$(0.55)	$0.72	$(1.82)
(1)Conformed to current period presentation.
(2)See Note 15 for further details on management fee rebates.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2022	$227,432	63,812,215	$64	$1,259,352	$(290,881)	$1,195,967	$24,919	$1,220,886
Net income (loss)					44,033	44,033	720	44,753
Net proceeds from the issuance of common stock(1)		4,433,861	4	60,461		60,465		60,465
Net proceeds from the issuance of preferred stock(1)	96,488					96,488		96,488
Contributions from non-controlling interests							757	757
Common dividends(2)					(30,297)	(30,297)	(367)	(30,664)
Preferred dividends(3)					(5,117)	(5,117)		(5,117)
Distributions to non-controlling interests							(1,065)	(1,065)
Adjustment to non-controlling interests				37		37	(37)	—
Repurchase of shares of common stock		(1,061,000)	(1)	(12,071)		(12,072)		(12,072)
Share-based long term incentive plan unit awards				328		328	4	332
BALANCE, March 31, 2023	323,920	67,185,076	67	1,308,107	(282,262)	1,349,832	24,931	1,374,763
Net income (loss)					8,878	8,878	1,861	10,739
Contributions from non-controlling interests							842	842
Common dividends(2)					(30,223)	(30,223)	(367)	(30,590)
Preferred dividends(3)					(5,980)	(5,980)		(5,980)
Distributions to non-controlling interests							(5,172)	(5,172)
Repurchase of shares of common stock		(23,336)	—	(280)		(280)	—	(280)
Share-based long term incentive plan unit awards		—	—	331		331	4	335
BALANCE, June 30, 2023	323,920	67,161,740	67	1,308,158	(309,587)	1,322,558	22,099	1,344,657
Net income (loss)					12,571	12,571	509	13,080
Net proceeds from the issuance of common stock(1)		1,066,221	1	14,542		14,543		14,543
Contributions from non-controlling interests							5,339	5,339
Common dividends(2)					(30,626)	(30,626)	(366)	(30,992)
Preferred dividends(3)					(5,980)	(5,980)	—	(5,980)
Distributions to non-controlling interests							(3,552)	(3,552)
Conversion of non-controlling interest units to shares of common stock		6,199	—	90		90	(90)	—
Adjustment to non-controlling interests				16		16	(16)	—
Share-based long term incentive plan unit awards				318		318	4	322
BALANCE, September 30, 2023	$323,920	68,234,160	$68	$1,323,124	$(333,622)	$1,313,490	$23,927	$1,337,417

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
BALANCE, December 31, 2021	$226,939	57,458,169	$58	$1,161,603	$(97,279)	$1,291,321	$32,235	$1,323,556
Net income (loss)					(6,078)	(6,078)	(420)	(6,498)
Net proceeds from the issuance of common stock(1)		2,185,000	2	38,452		38,454		38,454
Net proceeds from the issuance of preferred stock(1)	493					493		493
Shares of common stock issued in connection with incentive fee payment		19,094	—	325		325		325
Contributions from non-controlling interests							5,846	5,846
Common dividends(2)					(26,189)	(26,189)	(332)	(26,521)
Preferred dividends(3)					(3,824)	(3,824)		(3,824)
Distributions to non-controlling interests							(9,181)	(9,181)
Adjustment to non-controlling interests				(706)		(706)	706	—
Share-based long term incentive plan unit awards				284		284	4	288
BALANCE, March 31, 2022	227,432	59,662,263	60	1,199,958	(133,370)	1,294,080	28,858	1,322,938
Net income (loss)					(61,060)	(61,060)	(391)	(61,451)
Net proceeds from the issuance of common stock(1)		383,700	—	6,767		6,767		6,767
Contributions from non-controlling interests							4,037	4,037
Common dividends(2)					(27,008)	(27,008)	(342)	(27,350)
Preferred dividends(3)					(3,821)	(3,821)		(3,821)
Distributions to non-controlling interests							(5,863)	(5,863)
Adjustment to non-controlling interests				(3)		(3)	3	—
Repurchase of shares of common stock		(88,184)	—	(1,164)		(1,164)		(1,164)
Share-based long term incentive plan unit awards				358		358	4	362
BALANCE, June 30, 2022	227,432	59,957,779	60	1,205,916	(225,259)	1,208,149	26,306	1,234,455
Net income (loss)					(29,467)	(29,467)	(264)	(29,731)
Net proceeds from the issuance of common stock(1)		516,942	1	8,025		8,026		8,026
Contributions from non-controlling interests							467	467
Common dividends(2)					(27,131)	(27,131)	(346)	(27,477)
Preferred dividends(3)					(3,823)	(3,823)		(3,823)
Distributions to non-controlling interests							(1,162)	(1,162)
Conversion of non-controlling interest units to shares of common stock		4,066	—	66		66	(66)	—
Adjustment to non-controlling interests				(383)		(383)	383	—
Repurchase of shares of common stock		(40,000)	—	(495)		(495)		(495)
Share-based long term incentive plan unit awards				364		364	5	369
BALANCE, September 30, 2022	$227,432	60,438,787	$61	$1,213,493	$(285,680)	$1,155,306	$25,323	$1,180,629
See Notes to Condensed Consolidated Financial Statements

(1)Net of discounts and commissions and offering costs.
(2)For each of the three-month periods ended September 30, 2023 and 2022, dividends totaling $0.45 per share of common stock and convertible unit outstanding, were declared. For each of the nine-month periods ended September 30, 2023 and 2022, dividends totaling $1.35, per share of common stock and convertible unit outstanding were declared.
(3)For the three-month periods ended September 30, 2023 and 2022, dividends totaling $1.3516 and $0.8125, respectively, per share of preferred stock were declared. For the nine-month periods ended September 30, 2023 and 2022, dividends totaling $4.0188 and $2.4375, respectively, per share of preferred stock were declared.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2023	September 30, 2022
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(162,904)	$70,204
Cash Flows from Investing Activities:
Purchase of securities	(1,742,351)	(1,034,217)
Purchase of loans	(2,280,632)	(2,758,684)
Capital improvements of real estate owned	(37)	(137)
Proceeds from disposition of securities	1,525,663	1,069,959
Proceeds from disposition of loans	29,491	27,502
Contributions to investments in unconsolidated entities	(47,834)	(15,254)
Distributions from investments in unconsolidated entities	134,060	202,818
Proceeds from disposition of real estate owned	24,063	5,198
Proceeds from FHA insurance claims on HECM loans	82,115	—
Proceeds from principal payments of securities	127,309	259,252
Proceeds from principal payments of loans	1,946,981	484,637
Proceeds from securities sold short	288,283	776,902
Repurchase of securities sold short	(332,556)	(675,663)
Payments on financial derivatives	(201,306)	(86,868)
Proceeds from financial derivatives	216,473	165,384
Payments made on reverse repurchase agreements	(27,907,320)	(26,676,129)
Proceeds from reverse repurchase agreements	27,958,839	26,592,168
Due from brokers, net	9,413	17,949
Due to brokers, net	47,809	59,325
Net cash provided by (used in) investing activities	(121,537)	(1,585,858)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	75,194	53,342
Net proceeds from the issuance of preferred stock(1)	96,850	511
Offering costs paid	(635)	(757)
Repurchase of common stock	(12,352)	(1,659)
Dividends paid	(107,223)	(91,459)
Contributions from non-controlling interests	6,690	11,853
Distributions to non-controlling interests	(9,789)	(16,206)
Proceeds from issuance of Other secured borrowings	1,323,595	15,063
Principal payments on Other secured borrowings	(1,368,132)	(27,066)
Borrowings under repurchase agreements	28,939,166	9,074,510
Repayments of repurchase agreements	(28,834,355)	(8,392,715)
Proceeds from issuance of Senior notes, at fair value	—	206,385
Repayment of Senior notes	—	(86,000)
Proceeds from issuance of Other secured borrowings, at fair value	—	857,578
Proceeds from issuance of HMBS	1,096,682	—
Principal payments on HMBS related obligations, at fair value	(954,353)	—
Due from brokers, net	(11,114)	(5,393)
Due to brokers, net	(1,384)	61
Net cash provided by (used in) financing activities	238,840	1,598,048
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(45,601)	82,394
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	221,869	92,836
Cash, Cash Equivalents, and Restricted Cash, End of Period	$176,268	$175,230

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2023	September 30, 2022
(In thousands)	Expressed in U.S. Dollars
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents, beginning of period	$217,053	$92,661
Restricted cash, beginning of period	4,816	175
Cash and cash equivalents and restricted cash, beginning of period	221,869	92,836
Cash and cash equivalents, end of period	174,664	175,230
Restricted cash, end of period	1,604	—
Cash and cash equivalents and restricted cash, end of period	176,268	175,230
Supplemental disclosure of cash flow information:
Interest paid	$194,126	$75,005
Income tax paid (refunded)	(458)	144
Dividends payable	14,343	11,732
Shares issued in connection with incentive fee payment (non-cash)	—	325
Share-based long term incentive plan unit awards (non-cash)	989	1,019
Transfers from mortgage loans to real estate owned (non-cash)	20,181	1,018
Transfers from mortgage loans to other sales and claims receivable (non-cash)	81,218	—
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	67,435	209,965
Transfers from corporate loans to investments in unconsolidated entities (non-cash)	665	1,000
Contributions to investments in unconsolidated entities (non-cash)	(7,957)	—
Purchase of investments (non-cash)	(25,580)	—
Purchase of loans, net (non-cash)	(69,610)	—
Proceeds from the disposition of loans (non-cash)	174,181	—
Proceeds from principal payments of investments (non-cash)	135,153	267,368
Principal payments on Other secured borrowings, at fair value (non-cash)	(135,153)	(259,899)
Proceeds received from Other secured borrowings, at fair value (non-cash)	—	255,914
Proceeds from issuance of Other secured borrowings, net (non-cash)	69,610	—
Principal payments on Other secured borrowings (non-cash)	—	(43,719)
Repayments of repurchase agreements (non-cash)	(141,453)	(256,539)
(1)Net of discounts and commissions.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
Under the terms of the Arlington Merger Agreement, at the effective time of the Arlington Merger, each outstanding share of Arlington's Class A common stock (other than shares held by the Company, EF Merger Sub Inc. or any wholly-owned subsidiary of the Company, EF Merger Sub Inc. or Arlington) will be converted into the right to receive: (i) from the Company, shares of the Company’s common stock based on an exchange ratio of 0.3619 and (ii) from the Manager, $0.09 in cash (approximately $3.0 million in aggregate).
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
For debt securities that are deemed to be of high credit quality at the time of purchase (generally Agency RMBS, exclusive of interest only securities), premiums and discounts are amortized/accreted into interest income over the life of such securities using the effective interest method. For such securities whose cash flows vary depending on prepayments, an effective yield retroactive to the time of purchase is periodically recomputed based on actual prepayments and changes in projected prepayment activity, and a catch-up adjustment, or "Catch-up Amortization Adjustment," is made to amortization to reflect the cumulative impact of the change in effective yield.
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
(Y) Non-controlling interests: Non-controlling interests include interests in the Operating Partnership represented by units convertible into shares of the Company's common stock ("Convertible Non-controlling Interests"). Convertible Non-controlling Interests include both the OP LTIP Units and those common units ("OP Units") of the Operating Partnership not held by the Company (collectively, the "Convertible Non-controlling Interest Units"). Non-controlling interests also include the interests of joint venture partners in certain of the Company's consolidated subsidiaries. The joint venture partners' interests are not convertible into shares of the Company's common stock. The Company adjusts the Convertible Non-controlling Interests to align their carrying value with their share of total outstanding Operating Partnership units, including both the OP Units held by the Company and the Convertible Non-controlling Interests. Any such adjustments are reflected in Adjustment to non-controlling interests, on the Condensed Consolidated Statement of Changes in Equity. Non-controlling interests also include a minority ownership stake of Longbridge by employees of Longbridge. See Note 17 for further discussion of non-controlling interests.
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

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:
September 30, 2023:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$960,220	$4,066	$964,286
Non-Agency RMBS	—	139,587	170,225	309,812
CMBS	—	7,175	13,412	20,587
CLOs	—	14,080	15,870	29,950
Asset-backed securities, backed by consumer loans	—	—	80,524	80,524
Other ABS	—	—	1,285	1,285
Corporate debt securities	—	—	10,292	10,292
Corporate equity securities	642	—	10,293	10,935
U.S. Treasury securities	—	74,378	—	74,378
Loans, at fair value:
Residential mortgage loans	—	—	2,987,515	2,987,515
Commercial mortgage loans	—	—	290,944	290,944
Consumer loans	—	—	2,408	2,408
Corporate loans	—	—	6,623	6,623
Reverse mortgage loans	—	—	8,633,382	8,633,382
MSRs, at fair value	—	—	29,653	29,653
Servicing asset, at fair value	—	—	2,295	2,295
Loan commitments, at fair value	—	—	3,752	3,752
Investment in unconsolidated entities, at fair value	—	—	113,474	113,474
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	76	76
Credit default swaps on asset-backed indices	—	3,574	—	3,574
Credit default swaps on corporate bond indices	—	2,298	—	2,298
Interest rate swaps	—	177,288	—	177,288
Total return swaps	—	—	16	16
TBAs	—	6,826	—	6,826
Warrants	—	1,517	—	1,517
Futures	6,165	—	—	6,165
Forwards	—	263	—	263
Total assets	$6,807	$1,387,206	$12,376,105	$13,770,118
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(163,644)	$—	$(163,644)
Common stock	(188)	—	—	(188)

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(33)	—	(33)
Credit default swaps on corporate bonds	—	(268)	—	(268)
Credit default swaps on corporate bond indices	—	(8,891)	—	(8,891)
Interest rate swaps	—	(28,463)	—	(28,463)
TBAs	—	(683)	—	(683)
Futures	(163)	—	—	(163)
Forwards	—	(19)	—	(19)
Other secured borrowings, at fair value	—	—	(1,404,567)	(1,404,567)
HMBS-related obligations, at fair value	—	—	(8,181,922)	(8,181,922)
Senior notes, at fair value	—	—	(189,735)	(189,735)
Total liabilities	$(351)	$(202,001)	$(9,776,224)	$(9,978,576)
December 31, 2022:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$961,236	$7,027	$968,263
Non-Agency RMBS	—	129,676	132,502	262,178
CMBS	—	5,604	12,649	18,253
CLOs	—	6,463	24,598	31,061
Asset-backed securities, backed by consumer loans	—	—	73,644	73,644
Corporate debt securities	—	—	7,533	7,533
Corporate equity securities	—	—	11,111	11,111
U.S. Treasury securities	—	87,422	—	87,422
Loans, at fair value:
Residential mortgage loans	—	—	3,115,518	3,115,518
Commercial mortgage loans	—	—	404,324	404,324
Consumer loans	—	—	4,843	4,843
Corporate loans	—	—	4,086	4,086
Reverse mortgage loans	—	—	8,097,237	8,097,237
MSRs, at fair value	—	—	8,108	8,108
Servicing asset, at fair value	—	—	999	999
Loan commitments, at fair value	—	—	3,060	3,060
Investment in unconsolidated entities, at fair value	—	—	127,046	127,046
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	76	76
Credit default swaps on asset-backed indices	—	3,366	—	3,366
Credit default swaps on corporate bond indices	—	83	—	83
Interest rate swaps	—	117,022	—	117,022
TBAs	—	7,985	—	7,985
Warrants	—	1,137	—	1,137
Futures	2,772	—	—	2,772
Forwards	—	77	—	77
Total assets	$2,772	$1,320,071	$12,034,361	$13,357,204

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(209,203)	$—	$(209,203)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(33)	—	(33)
Credit default swaps on corporate bonds	—	(259)	—	(259)
Credit default swaps on corporate bond indices	—	(1,513)	—	(1,513)
Interest rate swaps	—	(50,290)	—	(50,290)
TBAs	—	(2,007)	—	(2,007)
Futures	(96)	—	—	(96)
Other secured borrowings, at fair value	—	—	(1,539,881)	(1,539,881)
HMBS-related obligations, at fair value	—	—	(7,787,155)	(7,787,155)
Senior notes, at fair value	—	—	(191,835)	(191,835)
Total liabilities	$(96)	$(263,305)	$(9,518,871)	$(9,782,272)
The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2023 and December 31, 2022:
September 30, 2023:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$108,481	Market Quotes	Non Binding Third-Party Valuation	$0.46	$171.21	$74.48
	61,744	Discounted Cash Flows
	170,225		Yield	0.0%	142.5%	11.8%
			Projected Collateral Prepayments	0.0%	100.0%	33.7%
			Projected Collateral Losses	0.0%	86.9%	14.1%
			Projected Collateral Recoveries	0.0%	41.8%	13.0%
Non-Agency CMBS	6,695	Market Quotes	Non Binding Third-Party Valuation	$6.45	$53.85	$34.12
	6,717	Discounted Cash Flows
	13,412		Yield	7.5%	34.8%	16.2%
			Projected Collateral Losses	—%	54.5%	5.6%
			Projected Collateral Recoveries	45.5%	100.0%	93.0%
CLOs	6,480	Market Quotes	Non Binding Third-Party Valuation	$0.50	$84.03	$57.50
	9,390	Discounted Cash Flows
	15,870		Yield	14.6%	222.6%	49.4%
Agency interest only RMBS	358	Market Quotes	Non Binding Third-Party Valuation	$13.79	$13.79	$13.79
	3,708	Option Adjusted Spread ("OAS")
	4,066		LIBOR OAS(1)(2)	53	4,232	595
			Projected Collateral Prepayments	22.8%	100.0%	52.8%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
ABS	$1,285	Market Quotes		$64.00	$65.70	$64.65
	80,524	Discounted Cash Flows
	81,809		Yield	7.3%	29.3%	11.8%
			Projected Collateral Prepayments	0.0%	16.4%	11.7%
			Projected Collateral Losses	0.8%	31.0%	24.7%
Corporate debt and equity	20,585	Discounted Cash Flows	Yield	11.6%	44.1%	16.8%
Performing and re-performing residential mortgage loans	1,359,588	Discounted Cash Flows	Yield	0.2%	19.4%	9.0%
Securitized residential mortgage loans(3)(4)	1,434,783	Market Quotes	Non Binding Third-Party Valuation	$0.66	$96.78	$82.97
	103,971	Discounted Cash Flows
	1,538,754		Yield	4.0%	19.1%	7.5%
Non-performing residential mortgage loans	89,173	Discounted Cash Flows	Yield	0.2%	104.9%	16.4%
			Recovery Amount	1.9%	231.6%	98.6%
			Months to Resolution	7.0	106.9	22.5
Performing commercial mortgage loans	258,766	Discounted Cash Flows	Yield	9.9%	45.9%	13.1%
Non-performing commercial mortgage loans	32,178	Discounted Cash Flows	Yield	12.6%	26.2%	18.7%
			Recovery Amount	100.0%	135.8%	116.0%
			Months to Resolution	2.0	15.0	8.9
Consumer loans	2,408	Discounted Cash Flows	Yield	10.4%	20.4%	17.3%
			Projected Collateral Prepayments	0.0%	13.9%	7.4%
			Projected Collateral Losses	0.5%	50.1%	16.6%
Corporate loans	6,623	Discounted Cash Flows	Yield	7.0%	25.2%	12.5%
Reverse Mortgage Loans—HECM	8,367,001	Discounted Cash Flows	Yield	2.2%	7.3%	5.1%
			Conditional Prepayment Rate	8.5%	45.7%	9.7%
Reverse Mortgage Loans—HECM buyouts	19,360	Discounted Cash Flows	Yield	8.5%	15.0%	10.8%
			Months to Resolution	0.3	83.0	26.2
Reverse Mortgage Loans—Proprietary	247,021	Discounted Cash Flows	Yield	8.0%	8.8%	8.3%
			Conditional Prepayment Rate	11.0%	37.1%	14.9%
MSRs	29,653	Discounted Cash Flows	Yield	17.4%	17.4%	17.4%
			Conditional Prepayment Rate	6.3%	78.4%	15.6%
Servicing Asset	2,295	Discounted Cash Flows	Yield	15.0%	15.0%	15.0%
Loan Commitments	3,752	Discounted Cash Flows	Pull-through rate	71.9%	100.0%	78.2%
			Cost to originate	2.9%	6.1%	4.7%
Investment in unconsolidated entities—Loan origination entities	31,568	Enterprise Value	Equity Price-to-Book(5)	0.7x	1.4x	0.9x
Investment in unconsolidated entities—Other	81,364	Enterprise Value	Net Asset Value	n/a	n/a	n/a
Investment in unconsolidated entities—Loan origination-related entities	542	Recent Transactions	Transaction Price	n/a	n/a	n/a
	113,474

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Total return swaps	$16	Discounted Cash Flows	Yield	—%	—%	—%
Credit default swaps on asset-backed securities	76	Net Discounted Cash Flows	Projected Collateral Prepayments	22.9%	22.9%	22.9%
			Projected Collateral Losses	8.6%	8.6%	8.6%
			Projected Collateral Recoveries	12.3%	12.3%	12.3%
Other secured borrowings, at fair value(3)	(1,404,567)	Market Quotes	Non Binding Third-Party Valuation	$54.98	$96.78	$85.15
			Yield	5.7%	9.2%	6.4%
			Projected Collateral Prepayments	86.5%	92.6%	88.7%
HMBS-related obligations, at fair value	(8,181,922)	Discounted Cash Flows	Yield	2.1%	7.2%	5.1%
			Conditional Prepayment Rate	8.5%	45.7%	9.7%
Senior notes, at fair value	(189,735)	Market Quotes	Non Binding Third-Party Valuation	$90.35	$90.35	$90.35
(1)Shown in basis points.
(2)For range minimum, range maximum, and the weighted average of LIBOR OAS, exclude Agency interest only securities with a negative LIBOR OAS, with a total fair value of $0.4 million. Including these securities the weighted average was 427 basis points.
(3)Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(4)Includes $15.2 million of non-performing securitized residential mortgage loans.
(5)Represents an estimation of where market participants might value an enterprise on a price-to-book basis. For the range minimum, the range maximum, and the weighted average yield, excludes investments in unconsolidated entities with a total fair value of $4.7 million. Including such investments the weighted average price-to-book ratio was 6.9x.
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

The tables below includes a roll-forward of the Company's financial instruments for the three- and nine-month periods ended September 30, 2023 and 2022 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended September 30, 2023

(In thousands)	Beginning Balance as of June 30, 2023	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2023
Assets:
Securities, at fair value:
Agency RMBS	$5,355	$(353)	$(358)	$188	$—	$(597)	$183	$(352)	$4,066
Non-Agency RMBS	168,609	(239)	(124)	(4,375)	9,739	(1,729)	534	(2,190)	170,225
CMBS	12,308	130	26	(904)	1,314	(318)	1,576	(720)	13,412
CLOs	19,733	(359)	(6,183)	5,729	2,069	(134)	550	(5,535)	15,870
Asset-backed securities backed by consumer loans	77,139	(1,885)	(4,864)	11	18,070	(7,947)	—	—	80,524
Other ABS	—	26	—	7	1,252	—	—	—	1,285
Corporate debt securities	9,633	—	306	(107)	2,209	(1,749)	—	—	10,292
Corporate equity securities	10,736	—	(206)	218	479	(934)	—	—	10,293
Loans, at fair value:
Residential mortgage loans	2,993,683	(2,176)	913	(25,384)	393,880	(373,401)	—	—	2,987,515
Commercial mortgage loans	348,360	—	2	(4,647)	63,567	(116,338)	—	—	290,944
Consumer loans	3,059	(199)	(192)	194	137	(591)	—	—	2,408
Corporate loan	6,532	—	—	—	544	(453)	—	—	6,623
Reverse mortgage loans(3)	8,471,061	—	—	98,686	435,094	(371,459)	—	—	8,633,382
MSRs, at fair value(3)	7,473	—	—	22,180	—	—	—	—	29,653
Servicing asset, at fair value	1,304	—	—	991	—	—	—	—	2,295
Loan commitments, at fair value	3,800	—	—	(48)	—	—	—	—	3,752
Investments in unconsolidated entities, at fair value	118,420	—	2,301	(3,279)	42,289	(46,257)	—	—	113,474
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	76	—	—	—	—	—	—	—	76
Total return swaps	—	—	30	16	—	(30)	—	—	16
Total assets, at fair value	$12,257,281	$(5,055)	$(8,349)	$89,476	$970,643	$(921,937)	$2,843	$(8,797)	$12,376,105
Liabilities:
Other secured borrowings, at fair value	(1,472,368)	(308)	—	18,660	49,449	—	—	—	(1,404,567)
Senior notes, at fair value	(185,325)	—	—	(4,410)	—	—	—	—	(189,735)
HMBS-related obligations, at fair value	(8,055,288)	—	—	(115,729)	357,638	(368,543)	—	—	(8,181,922)
Total liabilities, at fair value	$(9,712,981)	$(308)	$—	$(101,479)	$407,087	$(368,543)	$—	$—	$(9,776,224)
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
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2023, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2023. For Level 3 financial instruments held by the Company at September 30, 2023, change in net unrealized gain (loss) of $1.3 million, $(30.1) million, $22.2 million,

$1.0 million, $(48) thousand, $(4.0) million, $16 thousand, $18.7 million, $(4.4) million, and $(115.7) million for the three-month period ended September 30, 2023 relate to securities, loans, MSRs, servicing asset, loan commitments, investments in unconsolidated entities, financial derivative-assets, other secured borrowings, Senior notes, and HMBS-related obligations, at fair value, respectively.
At September 30, 2023, the Company transferred $8.8 million of assets from Level 3 to Level 2 and $2.8 million of assets from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
Three-Month Period Ended September 30, 2022

(In thousands)	Beginning Balance as of June 30, 2022	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2022
Assets:
Securities, at fair value:
Agency RMBS	$12,389	$(751)	$(723)	$(62)	$—	$(2,214)	$1,094	$(1,914)	$7,819
Non-Agency RMBS	131,449	(73)	216	(5,402)	—	(13,789)	3,240	(9,856)	105,785
CMBS	9,380	54	1,932	(581)	—	(3,265)	3,230	(2,081)	8,669
CLOs	23,378	(631)	3,324	(221)	—	(6,086)	643	(3,119)	17,288
Asset-backed securities backed by consumer loans	78,183	(2,376)	318	(2,618)	13,063	(11,002)	—	—	75,568
Corporate debt securities	1,767	—	133	(148)	5,391	(3,541)	—	—	3,602
Corporate equity securities	10,276	—	(80)	188	785	—	—	—	11,169
Loans, at fair value:
Residential mortgage loans	2,995,584	(3,394)	(1,561)	(114,175)	712,965	(240,609)	—	—	3,348,810
Commercial mortgage loans	477,378	—	11	54	77,888	(90,818)	—	—	464,513
Consumer loans	7,410	(362)	(1,172)	986	523	(1,347)	—	—	6,038
Corporate loan	10,448	—	—	—	100	(7,014)	—	—	3,534
Investments in unconsolidated entities, at fair value	192,269	—	(1,317)	(24,196)	36,928	(32,305)	—	—	171,379
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	202	—	(844)	717	2	—	—	—	77
Total assets, at fair value	$3,950,113	$(7,533)	$237	$(145,458)	$847,645	$(411,990)	$8,207	$(16,970)	$4,224,251
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$—	$—	$—	$(37)	$—	$—	$—	$—	$(37)
Other secured borrowings, at fair value	$(1,448,182)	$(397)	$—	$79,430	$57,864	$(324,544)	$—	$—	$(1,635,829)
Senior notes, at fair value	(202,650)	—	—	9,135	—	—	—	—	(193,515)
Total liabilities, at fair value	$(1,650,832)	$(397)	$—	$88,528	$57,864	$(324,544)	$—	$—	$(1,829,381)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2022, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2022. For Level 3 financial instruments held by the Company at September 30, 2022, change in net unrealized gain (loss) of $(8.0) million, $(113.1) million, $(27.0) million, $0.7 million, $(37) thousand, $79.4 million, and $9.1 million, for the three-month period ended September 30, 2022 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, other secured borrowings, and Senior notes, at fair value, respectively.
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
Nine-Month Period Ended September 30, 2023

(In thousands)	Beginning Balance as of December 31, 2022	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2023
Assets:
Securities, at fair value:
Agency RMBS	$7,027	$(987)	$(669)	$621	$336	$(1,561)	$1,143	$(1,844)	$4,066
Non-Agency RMBS	132,502	(78)	1,764	(12,268)	39,654	(32,586)	50,768	(9,531)	170,225
CMBS	12,649	210	23	(3,337)	3,441	(459)	3,101	(2,216)	13,412
CLOs	24,598	(289)	(5,944)	3,778	6,112	(7,009)	2,304	(7,680)	15,870
Asset-backed securities backed by consumer loans	73,644	(4,202)	(11,573)	2,148	47,762	(27,255)	—	—	80,524
Other ABS	—	26	—	7	1,252	—	—	—	1,285
Corporate debt securities	7,533	—	(784)	633	13,463	(10,553)	—	—	10,292
Corporate equity securities	11,111	—	(210)	599	1,573	(2,780)	—	—	10,293
Loans, at fair value:
Residential mortgage loans	3,115,518	(6,408)	(7,614)	13,061	1,073,182	(1,200,224)	—	—	2,987,515
Commercial mortgage loans	404,324	—	2	(54)	127,012	(240,340)	—	—	290,944
Consumer loans	4,843	(675)	(387)	150	587	(2,110)	—	—	2,408
Corporate loan	4,086	—	354	10	3,961	(1,788)	—	—	6,623
Reverse mortgage loans(3)	8,097,237	—	(3)	309,647	1,280,465	(1,053,964)	—	—	8,633,382
MSRs, at fair value(3)	8,108	—	—	21,545	—	—	—	—	29,653
Servicing asset, at fair value	999	—	—	1,296	—	—	—	—	2,295
Loan commitments, at fair value	3,060	—	—	692	—	—	—	—	3,752
Investments in unconsolidated entities, at fair value	127,046	—	2,527	(5,930)	123,891	(134,060)	—	—	113,474
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	76	—	—	—	—	—	—	—	76
Total return swaps	—	—	30	16	—	(30)	—	—	16
Total assets, at fair value	$12,034,361	$(12,403)	$(22,484)	$332,614	$2,722,691	$(2,714,719)	$57,316	$(21,271)	$12,376,105
Liabilities:
Other secured borrowings, at fair value	(1,539,881)	(972)	—	1,133	135,153	—	—	—	(1,404,567)
Senior notes, at fair value	(191,835)	—	—	2,100	—	—	—	—	(189,735)
HMBS-related obligations, at fair value	(7,787,155)	—	—	(271,840)	973,755	(1,096,682)	—	—	(8,181,922)
Total liabilities, at fair value	$(9,518,871)	$(972)	$—	$(268,607)	$1,108,908	$(1,096,682)	$—	$—	$(9,776,224)
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
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both

Level 3 financial instruments held by the Company at September 30, 2023, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2023. For Level 3 financial instruments held by the Company at September 30, 2023, change in net unrealized gain (loss) of $(11.9) million, $12.3 million, $21.5 million, $1.3 million, $0.7 million, $(6.7) million, $16 thousand, $1.1 million, $2.1 million, and $(271.8) million for the nine-month period ended September 30, 2023 relate to securities, loans, MSRs, servicing asset, loan commitments, investments in unconsolidated entities, financial derivatives-assets, other secured borrowings, Senior notes, and HMBS-related obligations, at fair value, respectively.
At September 30, 2023, the Company transferred $21.3 million of assets from Level 3 to Level 2 and $57.3 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
Nine-Month Period Ended September 30, 2022

(In thousands)	Beginning Balance as of December 31, 2021	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2022
Assets:
Securities, at fair value:
Agency RMBS	$9,710	$(1,595)	$9	$(1,421)	$840	$(1,074)	$3,393	$(2,043)	$7,819
Non-Agency RMBS	134,888	743	2,167	(14,655)	18,614	(26,541)	18,916	(28,347)	105,785
CMBS	13,134	97	3,050	(2,142)	620	(5,297)	5,470	(6,263)	8,669
CLOs	26,678	(2,048)	6,231	(2,859)	—	(13,659)	8,205	(5,260)	17,288
Asset-backed securities backed by consumer loans	73,108	(4,528)	18	(8,250)	49,300	(34,080)	—	—	75,568
Corporate debt securities	5,198	—	1,666	(1,828)	10,703	(12,137)	—	—	3,602
Corporate equity securities	7,556	—	1,659	(1,176)	5,768	(2,638)	—	—	11,169
Loans, at fair value:
Residential mortgage loans	2,016,228	(12,405)	56	(297,423)	2,332,444	(690,090)	—	—	3,348,810
Commercial mortgage loans	326,197	—	22	(1,170)	411,693	(272,229)	—	—	464,513
Consumer loans	62,365	(2,885)	(1,870)	615	11,505	(63,692)	—	—	6,038
Corporate loan	10,531	—	(1,000)	—	2,425	(8,422)	—	—	3,534
Investment in unconsolidated entities, at fair value	195,643	—	(177)	(54,107)	232,838	(202,818)	—	—	171,379
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	303	—	(853)	615	12	—	—	—	77
Total assets, at fair value	$2,881,539	$(22,621)	$10,978	$(383,801)	$3,076,762	$(1,332,677)	$35,984	$(41,913)	$4,224,251
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$—	$—	$—	$(37)	$—	$—	$—	$—	$(37)
Other secured borrowings, at fair value(3)	$(984,168)	$(397)	$—	$202,329	$271,817	$(1,125,410)	$—	$—	$(1,635,829)
Senior notes, at fair value	—	—	—	16,485	—	(210,000)	—	—	(193,515)
Total liabilities, at fair value	$(984,168)	$(397)	$—	$218,777	$271,817	$(1,335,410)	$—	$—	$(1,829,381)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions from investments in unconsolidated entities.
(3)Conformed to current period presentation.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2022, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2022. For Level 3 financial instruments held by the

Company at September 30, 2022, change in net unrealized gain (loss) of $(31.8) million, $(297.6) million, $(61.0) million, $0.6 million, $(37) thousand, $202.3 million, and $16.5 million, for the nine-month period ended September 30, 2022 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, other secured borrowings, and Senior notes, at fair value, respectively.
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
The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023		December 31, 2022
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$174,664	$174,664	$217,053	$217,053
Restricted cash	1,604	1,604	4,816	4,816
Due from brokers	38,870	38,870	36,761	36,761
Reverse repurchase agreements	175,197	175,197	226,444	226,444
Liabilities:
Repurchase agreements	2,573,043	2,573,043	2,609,685	2,609,685
Other secured borrowings	301,131	301,131	276,058	276,058
Due to brokers	80,180	80,180	34,507	34,507
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

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of September 30, 2023 and December 31, 2022.
September 30, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$92,040	$(1,694)	$90,346	$—	$(8,012)	$82,334	2.57%	2.87%	4.00
20-year fixed-rate mortgages	6,695	339	7,034	—	(1,481)	5,553	2.41%	1.57%	6.81
30-year fixed-rate mortgages	919,485	(7,202)	912,283	3	(85,911)	826,375	4.09%	4.07%	8.32
Adjustable rate mortgages	5,355	532	5,887	—	(733)	5,154	3.81%	2.01%	4.25
Reverse mortgages	33,083	3,570	36,653	—	(3,124)	33,529	5.14%	3.24%	4.95
Interest only securities	n/a	n/a	10,837	1,244	(740)	11,341	1.04%	12.29%	5.30
Non-Agency RMBS	430,400	(131,255)	299,145	8,880	(36,785)	271,240	5.00%	8.79%	5.35
CMBS	49,591	(20,650)	28,941	323	(11,371)	17,893	3.05%	9.37%	6.86
Non-Agency interest only securities	n/a	n/a	36,730	6,428	(1,892)	41,266	0.17%	13.81%	7.80
CLOs	n/a	n/a	39,824	2,292	(12,166)	29,950	1.87%	10.25%	3.94
ABS	1,988	(710)	1,278	7	—	1,285	3.84%	10.25%	2.52
ABS backed by consumer loans	140,308	(48,253)	92,055	141	(11,672)	80,524	12.00%	12.11%	1.48
Corporate debt	34,408	(24,749)	9,659	971	(338)	10,292	—%	—%	1.91
Corporate equity	n/a	n/a	8,924	3,365	(1,354)	10,935	n/a	n/a	n/a
U.S. Treasury securities	78,030	44	78,074	—	(3,696)	74,378	3.71%	3.71%	6.07
Total Long	1,791,383	(230,028)	1,657,670	23,654	(179,275)	1,502,049	4.74%	5.79%	6.77
Short:
Corporate equity	n/a	n/a	(143)	—	(45)	(188)	n/a	n/a	n/a
U.S. Treasury securities	(149,454)	1,738	(147,716)	8,753	(7)	(138,970)	2.37%	2.61%	2.87
European sovereign bonds	(26,005)	(1,703)	(27,708)	3,034	—	(24,674)	0.01%	0.15%	1.43
Total Short	(175,459)	35	(175,567)	11,787	(52)	(163,832)	2.02%	2.22%	2.65
Total	$1,615,924	$(229,993)	$1,482,103	$35,441	$(179,327)	$1,338,217	4.49%	5.44%	6.36
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

The following tables detail weighted average life of the Company's Agency RMBS as of September 30, 2023 and December 31, 2022.
September 30, 2023:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$38,408	$39,972	3.94%	$1,668	$1,768	0.54%
Greater than three years and less than seven years	200,692	218,462	4.37%	7,290	6,943	1.76%
Greater than seven years and less than eleven years	710,970	790,249	3.88%	2,115	1,826	2.25%
Greater than eleven years	2,875	3,520	2.50%	268	300	0.68%
Total	$952,945	$1,052,203	3.98%	$11,341	$10,837	1.04%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of September 30, 2023 and December 31, 2022.
September 30, 2023:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$110,499	$115,137	3.83%	$3,731	$4,147	0.05%	$105,613	$120,967	5.56%
Greater than three years and less than seven years	99,541	103,113	7.24%	13,528	12,676	0.30%	78,474	86,443	4.24%
Greater than seven years and less than eleven years	55,367	68,284	5.09%	23,667	19,634	0.15%	12,342	13,480	2.10%
Greater than eleven years	23,726	41,552	2.96%	340	273	1.11%	—	—	—%
Total	$289,133	$328,086	4.80%	$41,266	$36,730	0.17%	$196,429	$220,890	5.15%
(1)Expected average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
(2)Other Securities includes ABS, corporate debt, and U.S. Treasury securities.
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
The following table details the components of interest income by security type for the three- and nine-month periods ended September 30, 2023 and 2022:

	Three-Month Period Ended
(In thousands)	September 30, 2023			September 30, 2022
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$10,894	$(403)	$10,491	$11,950	$(1,169)	$10,781
Non-Agency RMBS and CMBS	7,811	(95)	7,716	5,020	(52)	4,968
CLOs	1,205	(372)	833	1,523	(595)	928
Other securities(1)	6,107	(1,865)	4,242	5,473	(2,377)	3,096
Total	$26,017	$(2,735)	$23,282	$23,966	$(4,193)	$19,773
(1)Other securities includes ABS, corporate debt securities, and U.S. Treasury securities.

	Nine-Month Period Ended
(In thousands)	September 30, 2023			September 30, 2022
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$29,746	$(4,318)	$25,428	$39,227	$(9,199)	$30,028
Non-Agency RMBS and CMBS	21,629	(136)	21,493	13,878	79	13,957
CLOs	3,038	(391)	2,647	5,139	(1,800)	3,339
Other securities(1)	17,590	(4,260)	13,330	15,616	(4,525)	11,091
Total	$72,003	$(9,105)	$62,898	$73,860	$(15,445)	$58,415
(1)Other securities includes ABS backed by consumer loans, corporate debt securities, and U.S. Treasury securities.
For the three-month periods ended September 30, 2023 and 2022 the Catch-Up Amortization Adjustment was $0.3 million and $1.6 million, respectively. For the nine-month periods ended September 30, 2023 and 2022 the Catch-Up Amortization Adjustment was $(0.6) million and $3.1 million, respectively.

The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three- and nine-month periods ended September 30, 2023 and 2022.

	Three-Month Period Ended				Three-Month Period Ended
(In thousands)	September 30, 2023				September 30, 2022
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$86,936	$172	$(5,662)	$(5,490)	$311,908	$728	$(34,921)	$(34,193)
Non-Agency RMBS and CMBS	5,012	329	(120)	209	13,121	2,210	(372)	1,838
CLOs	—	53	—	53	992	3,324	(57)	3,267
Other securities(3)	289,990	1,071	(2,827)	(1,756)	79,510	636	(366)	270
Total	$381,938	$1,625	$(8,609)	$(6,984)	$405,531	$6,898	$(35,716)	$(28,818)
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(12.0) million and $(2.0) million for the three-month periods ended September 30, 2023 and 2022, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

	Nine-Month Period Ended				Nine-Month Period Ended
(In thousands)	September 30, 2023				September 30, 2022
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$474,962	$1,023	$(46,505)	$(45,482)	$878,629	$1,923	$(68,939)	$(67,016)
Non-Agency RMBS and CMBS	46,243	2,742	(169)	2,573	20,715	6,546	(398)	6,148
CLOs	—	496	(1)	495	18,259	7,584	(747)	6,837
Other securities(3)	1,000,184	2,893	(6,012)	(3,119)	173,437	4,301	(820)	3,481
Total	$1,521,389	$7,154	$(52,687)	$(45,533)	$1,091,040	$20,354	$(70,904)	$(50,550)
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(20.4) million and $(4.5) million, for the nine-month periods ended September 30, 2023 and 2022, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.
The following tables present the fair value and gross unrealized losses of our long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost basis, by length of time that such securities have been in an unrealized loss position at September 30, 2023 and December 31, 2022.
September 30, 2023:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$485,932	$(21,140)	$459,339	$(77,737)	$945,271	$(98,877)
Non-Agency RMBS and CMBS	3,062	(165)	42,113	(7,532)	45,175	(7,697)
CLOs	3,331	(200)	12,186	(3,069)	15,517	(3,269)
Other securities(1)	64,447	(3,022)	11,884	(2,126)	76,331	(5,148)
Total	$556,772	$(24,527)	$525,522	$(90,464)	$1,082,294	$(114,991)
(1)Other securities includes ABS and corporate debt and equity securities.

December 31, 2022:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$577,047	$(51,817)	$326,223	$(57,564)	$903,270	$(109,381)
Non-Agency RMBS and CMBS	46,644	(5,205)	26,194	(4,959)	72,838	(10,164)
CLOs	6,035	(466)	12,212	(3,488)	18,247	(3,954)
Other securities(1)	90,523	(2,855)	726	(693)	91,249	(3,548)
Total	$720,249	$(60,343)	$365,355	$(66,704)	$1,085,604	$(127,047)
(1)Other securities includes corporate debt and equity securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of September 30, 2023 and December 31, 2022, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $38.9 million and $35.1 million, respectively, related to adverse changes in estimated future cash flows on its securities.
The Company has determined for certain securities that a portion of such securities cost basis is not collectible. For the three-month periods ended September 30, 2023 and 2022, the Company recognized realized losses on these securities of $(12.0) million and $(2.0) million, respectively. For the nine-month periods ended September 30, 2023 and 2022, the Company recognized realized losses on these securities of $(20.4) million and $(4.5) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, corporate, and reverse mortgage loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of September 30, 2023 and December 31, 2022:

	As of
(In thousands)	September 30, 2023		December 31, 2022
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$3,266,843	$2,987,515	$3,404,544	$3,115,518
Commercial mortgage loans	293,395	290,944	406,721	404,324
Consumer loans	2,661	2,408	5,190	4,843
Corporate loans	6,659	6,623	4,132	4,086
Reverse mortgage loans	8,361,617	8,633,382	7,788,490	8,097,237
Total	$11,931,175	$11,920,872	$11,609,077	$11,626,008
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

The following table provides details, by loan type, for residential and commercial mortgage and consumer loans that are 90 days or more past due as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023		December 31, 2022
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$112,579	$105,379	$50,994	$47,022
Commercial mortgage loans	32,965	32,178	17,656	17,583
Consumer loans	92	70	170	145
Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of September 30, 2023 and December 31, 2022.
September 30, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$3,266,843	$40,685	$3,307,528	$2,224	$(322,237)	$2,987,515	6.89%	6.50%	5.70
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.539 billion of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $(272.5) million of gross unrealized losses. See Residential Mortgage Loan Securitizations in Note 12 for additional information.
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

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of September 30, 2023 and December 31, 2022:

Property Location by U.S. State	September 30, 2023	December 31, 2022
California	32.2%	33.2%
Florida	19.6%	17.2%
Texas	9.4%	10.3%
Utah	3.3%	3.4%
Arizona	2.9%	3.1%
Pennsylvania	2.9%	2.3%
Georgia	2.7%	2.6%
North Carolina	2.6%	2.8%
New Jersey	2.2%	1.8%
Illinois	1.8%	1.6%
Tennessee	1.7%	2.1%
Massachusetts	1.6%	1.9%
Washington	1.6%	1.7%
Colorado	1.5%	1.7%
Nevada	1.5%	1.8%
New York	1.4%	1.4%
Oregon	1.3%	1.3%
Ohio	1.0%	1.1%
Maryland	0.8%	1.0%
Other	8.0%	7.7%
	100.0%	100.0%
The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of September 30, 2023 and December 31, 2022.

	As of
	September 30, 2023		December 31, 2022
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$8,652	$7,236	$9,903	$8,836
Non-performing	111,488	104,377	49,144	45,110
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. As of September 30, 2023 and December 31, 2022, the Company had expected future credit losses related to adverse changes in estimated future cash flows, which it tracks for purposes of calculating interest income, of $26.0 million and $23.7 million, respectively, related to its residential mortgage loans.
As of September 30, 2023 and December 31, 2022, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $72.4 million and $27.7 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of September 30, 2023 and December 31, 2022:
September 30, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$293,395	$—	$293,395	$26	$(2,477)	$290,944	11.55%	11.39%	0.74
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $32.2 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of September 30, 2023 and December 31, 2022:

Property Location by U.S. State	September 30, 2023	December 31, 2022
Florida	20.3%	20.5%
Texas	18.3%	13.4%
New York	11.3%	9.4%
Arizona	9.6%	9.0%
Illinois	6.4%	4.6%
Oklahoma	5.8%	4.2%
Ohio	5.3%	3.8%
Georgia	5.1%	5.4%
Michigan	4.3%	5.5%
New Jersey	3.6%	6.2%
Connecticut	3.1%	2.2%
North Carolina	2.6%	3.7%
Alabama	2.2%	—%
Louisiana	2.1%	1.5%
Massachusetts	—%	5.5%
New Hampshire	—%	2.2%
Pennsylvania	—%	1.5%
Other	—%	1.4%
	100.0%	100.0%
As of September 30, 2023, the Company had three non-performing commercial mortgage loans with an unpaid principal balance and fair value of $33.0 million and $32.2 million, respectively. As of December 31, 2022, the Company had two non-performing commercial mortgage loans with an unpaid principal balance and fair value of $17.7 million and $17.6 million, respectively.

As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of September 30, 2023 and December 31, 2022, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $2.5 million and $2.4 million, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
The Company did not have any commercial mortgage loans in the process of foreclosure as of September 30, 2023 or December 31, 2022.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of September 30, 2023 and December 31, 2022:
September 30, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$2,661	$(99)	$2,562	$226	$(380)	$2,408	0.78	13
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of September 30, 2023 and December 31, 2022.

Days Past Due	September 30, 2023	December 31, 2022
Current	88.3%	90.3%
30-59 Days	5.2%	4.2%
60-89 Days	3.0%	2.3%
90-119 Days	3.0%	3.1%
>120 Days	0.5%	0.1%
	100.0%	100.0%
During the three-month periods ended September 30, 2023 and 2022, the Company charged off $0.1 million and $0.3 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. During the nine-month periods ended September 30, 2023 and 2022, the Company charged off $0.4 million and $2.9 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of September 30, 2023 and December 31, 2022, the Company held charged-off consumer loans with an aggregate fair value of $0.1 million and $0.2 million, respectively, for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of both September 30, 2023 and December 31, 2022, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.4 million and $0.5 million, respectively, on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the three-month periods ended September 30, 2023 and 2022, the Company recognized realized losses on these loans of $(0.3) million and $(1.3) million, respectively. For the nine-month periods ended September 30, 2023 and 2022, the Company recognized realized losses on these loans of $(0.7) million and $(1.8) million, respectively.
Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of September 30, 2023 and December 31, 2022:
September 30, 2023:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$6,659	$6,623	9.39%	1.44
(1)See Note 23 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2022:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$4,132	$4,086	5.47%	2.74
(1)See Note 23 for further details on the Company's unfunded commitments related to certain of its corporate loans.
Reverse Mortgage Loans
The table below details certain information regarding the Company's reverse mortgage loans as of September 30, 2023 and December 31, 2022.
September 30, 2023:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans collateralizing HMBS	$7,991,920	$8,251,300	6.60%	4.99
Unsecuritized HECM loans(1)	134,272	135,061	7.25%	6.52
Total reverse mortgage loans, held-for-investment	8,126,192	8,386,361	6.61%	5.01
Reverse mortgage loans, held-for-sale	235,425	247,021	10.58%	17.66
Total reverse mortgage loans	$8,361,617	$8,633,382	6.72%	5.37
(1)Includes unpoolable HECM loans with an unpaid principal balance of $30.7 million.
December 31, 2022:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans collateralizing HMBS	$7,577,139	$7,873,964	5.80%	4.99
Unsecuritized HECM loans	110,911	119,671	6.53%	7.15
Total reverse mortgage loans, held-for-investment	7,688,050	7,993,635	5.81%	5.02
Reverse mortgage loans, held-for-sale	100,440	103,602	10.35%	17.63
Total reverse mortgage loans	$7,788,490	$8,097,237	5.87%	5.18
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

HECM loans where the borrower is deceased, no longer occupies the property, or is delinquent on tax and/or insurance payments, are categorized as "inactive." Active HECM loans that have reached the MCA and have been repurchased from the HMBS pool, or "ABOs," are subsequently assigned to the U.S. Department of Housing and Urban Development, or "HUD," which then reimburses the Company for the outstanding debt on the repurchased loan, up to the MCA. For inactive HECM Buyout Loans, or "NABOs," following resolution of the loan the Company files a claim with HUD for any recoverable remaining principal and advance balances. The timing and amount of the Company obligations with respect to MCA repurchases is uncertain as repurchase is dependent largely on circumstances outside of the Company’s control, including the amount and timing of future draws and the status of the loan.
The following table provides details on the Company's unpoolable HECM loans as of September 30, 2023:

(In thousands)	September 30, 2023
Unpoolable HECM Loan Type	Unpaid Principal Balance	Fair Value
ABOs	$8,742	$7,251
NABOs	17,191	12,138
Other HECM loans(1)	4,726	4,742
Total unpoolable HECM loans	$30,659	$24,131
(1)Includes HECM tail loans where the borrower is not in compliance with the terms of the underlying loan.
In March 2023, the Company entered into various agreements including a Master Loan Purchase and Servicing Agreement (the "MLPS Agreement") with a third party (the "MLPS Counterparty"), whereby it agreed to purchase and service HECM Buyout Loans with an unpaid principal balance of $80.1 million that had been previously repurchased from various HMBS pools by a third party HMBS issuer, and simultaneously finance such loans with the MLPS Counterparty. As of September 30, 2023, the Company held HECM Buyout Loans purchased under the MLPS Agreement with a fair value of $11.5 million, which are included in Loans, at fair value on the Condensed Consolidated Balance Sheet.
As of September 30, 2023, the Company had $311.4 million in unpaid principal balance of inactive reverse mortgage loans, of which $303.3 million related to HECM loans and the remainder related to proprietary reverse mortgage loans. As of December 31, 2022, the Company had $267.0 million in unpaid principal balance of inactive reverse mortgage loans, of which $265.9 million related to HECM loans and the remainder related to proprietary reverse mortgage loans.

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's reverse mortgage loans as a percentage of total outstanding unpaid principal balance, as of September 30, 2023 and December 31, 2022.

Property Location by U.S. State	September 30, 2023	December 31, 2022
California	28.4%	31.5%
Florida	8.9%	9.1%
Colorado	7.0%	6.4%
Arizona	6.2%	5.7%
Washington	5.3%	4.9%
Utah	5.0%	4.5%
Texas	4.6%	4.0%
Oregon	3.0%	2.8%
Idaho	2.7%	2.3%
Massachusetts	2.5%	2.4%
New York	2.2%	2.2%
Nevada	2.2%	2.1%
North Carolina	2.1%	1.9%
Virginia	1.7%	1.7%
Ohio	1.5%	1.5%
Georgia	1.5%	1.3%
South Carolina	1.4%	1.4%
New Jersey	1.4%	1.4%
Tennessee	1.2%	1.1%
Maryland	1.2%	1.4%
Pennsylvania	1.2%	1.2%
Other	8.8%	9.2%
	100.0%	100.0%
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
Additionally, on July 1, 2023, the Company, through Longbridge, assumed the role as servicer for various private label securitization trusts collateralized by either proprietary reverse mortgage loans or HECM buyout loans. Longbridge was appointed servicer through the bankruptcy proceedings of the previous servicer, and the Company assumed the rights and obligations of servicing such loans. Such MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.1 billion on July 1, 2023. For the three- and nine-month periods ended September 30, 2023, the Company recognized a change in unrealized gain (loss) of $23.9 million related to the MSRs it assumed which is included in Other, net on the Condensed Consolidated Statement of Operations.
As of September 30, 2023, the Company's MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.8 billion, and the fair value of such MSRs was $29.7 million. As of December 31, 2022, the Company's MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $774.6 million, and the fair value of such MSRs was $8.1 million.
The value of the Company's MSRs is driven by the net cash flows associated with servicing activities, which include contractually specified servicing fees, late fees, and other ancillary servicing revenue. The Company recognized a gain of $22.2 million and $21.5 million related to its MSRs for the three- and nine-month periods ended September 30, 2023, respectively, which is included in Other (net) on the Condensed Consolidated Statement of Operations. The Company did not hold any MSRs during the nine-month period ended September 30, 2022.

7. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of September 30, 2023 and December 31, 2022, the Company's investments in unconsolidated entities had an aggregate fair value of $113.5 million and $127.0 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the three-month periods ended September 30, 2023 and 2022, the Company recognized $(1.0) million and $(25.5) million, respectively, and for the nine-month periods ended September 30, 2023 and 2022, the Company recognized $(3.4) million and $(54.3) million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of September 30, 2023 and December 31, 2022, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $82.9 million and $82.4 million, respectively.
The following table provides details about the Company's investments in unconsolidated entities as of September 30, 2023 and December 31, 2022:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	September 30, 2023	December 31, 2022
Loan Originators:
LendSure Mortgage Corp.(1)(2)	Common shares	49.9%	49.9%
Other(1)	Various	45.0%–50.0%	24.7%–80.0%
Co-investments with Ellington affiliate(s)(1):
Elizon DB 2015-1 LLC(3)(4)	Membership Interest	25.8%	14.6%
Elizon NM CRE 2020-1 LLC(3)(5)	Membership Interest	8.7%	20.2%
Elizon CH CRE 2021-1 LLC(3)(6)	Membership Interest	29.2%	34.2%
Elizon NAT CRE 2021-1 LLC(3)(7)	Membership Interest	—%	15.5%
Equity investments in securitization-related vehicles, including risk retention vehicles(8)	Membership Interest	24.6%–84.5%	24.6%–84.5%
Other:
Jepson Holdings Limited(1)(3)	Membership Interest	7.0%	1.9%
Other(1)(3)(9)	Various	6.1%–79.0%	9.9%–79.0%
(1)See Note 15 for additional details on the Company's related party transactions.
(2)Excludes investment in equity interests convertible into non-voting common shares; including such interests the Company's additional non-voting stake in the entity was 13.8% as of both September 30, 2023 and December 31, 2022. See Note 15 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(4)As discussed in Note 15 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 15) each consolidate their segregated silos of the Joint Entity (as defined in Note 15). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 58.6% and 62.4% as of September 30, 2023 and December 31, 2022, respectively.
(5)As discussed in Note 15 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 15) each consolidate their segregated silos of the Joint Entity (as defined in Note 15). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 57.3% and 54.2% as of September 30, 2023 and December 31, 2022, respectively.
(6)As discussed in Note 15 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 15) each consolidate their segregated silos of the Joint Entity (as defined in Note 15). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 50.2% and 57.4% as of September 30, 2023 and December 31, 2022, respectively.
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

As of September 30, 2023 and December 31, 2022, the Company had non-controlling equity interests in various loan originators, including LendSure Mortgage Corp., or "LendSure," a mortgage loan originator. The Company's investment in LendSure was considered significant pursuant to Regulation S-X for the nine-month period ended September 30, 2022. For the three-month periods ended September 30, 2023 and 2022, the Company recognized $(0.4) million and $(6.9) million, respectively, and for the nine-month periods ended September 30, 2023 and 2022, the Company recognized $(3.5) million and $(18.9) million, respectively, of unrealized gains (losses) from its investment in LendSure, which is included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations. As of September 30, 2023 and December 31, 2022, the fair value of the Company's investment in LendSure was $23.2 million and $26.7 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The following table provides a summary of the results of operations of LendSure for the three- and nine- month periods ended September 30, 2023 and 2022.

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$12,968	$15,715	$29,615	$45,734
Net income (loss)	$1,660	$1,299	$510	$2,453
8. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the three- and nine-month periods ended September 30, 2023 and 2022:

	Three-Month Period Ended
	September 30, 2023		September 30, 2022
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (June 30, 2023 and 2022, respectively)	78	$21,076	6	$20,866
Transfers from mortgage loans	25	9,764	—	—
Capital expenditures and other adjustments to cost		(85)		62
Adjustments to record at the lower of cost or fair value		(2,226)		(121)
Dispositions	(24)	(4,959)	(1)	(69)
Ending Balance (September 30, 2023 and 2022, respectively)	79	$23,570	5	$20,738

	Nine-Month Period Ended
	September 30, 2023		September 30, 2022
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2022 and 2021, respectively)	97	$28,403	7	$24,681
Transfers from mortgage loans	71	21,398	3	1,018
Capital expenditures and other adjustments to cost		587		137
Adjustments to record at the lower of cost or fair value		(2,333)		(539)
Dispositions	(89)	(24,485)	(5)	(4,559)
Ending Balance (September 30, 2023 and 2022, respectively)	79	$23,570	5	$20,738
During the three-month period ended September 30, 2023, the Company sold twenty-four REO properties, realizing a net gain (loss) of approximately $(0.2) million. During the three-month period ended September 30, 2022, the Company sold one REO property, realizing a net gain (loss) of approximately $(18) thousand. During the nine-month period ended September 30, 2023, the Company sold eighty-nine REO properties, realizing a net gain (loss) of approximately $(1.5) million. During the nine-month period ended September 30, 2022, the Company sold five REO properties, realizing a net gain (loss) of approximately $0.5 million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Condensed Consolidated Statement of Operations. As of both September 30, 2023 and December 31, 2022, all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total

REO holdings, $21.7 million and $20.6 million, were measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022, respectively.
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
The following table details the fair value of the Company's holdings of financial derivatives as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities sale contracts	$6,826	$7,985
Fixed payer interest rate swaps	176,648	116,768
Fixed receiver interest rate swaps	640	254
Credit default swaps on asset-backed securities	76	76
Credit default swaps on asset-backed indices	3,574	3,366
Credit default swaps on corporate bond indices	2,298	83
Total return swaps	16	—
Futures	6,165	2,772
Forwards	263	77
Warrants	1,517	1,137
Total financial derivatives–assets, at fair value	198,023	132,518
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(681)	(2,007)
TBA securities sale contracts	(2)	—
Fixed payer interest rate swaps	(67)	(1,408)
Fixed receiver interest rate swaps	(28,396)	(48,882)
Credit default swaps on asset-backed indices	(33)	(33)
Credit default swaps on corporate bonds	(268)	(259)
Credit default swaps on corporate bond indices	(8,891)	(1,513)
Futures	(163)	(96)
Forwards	(19)	—
Total financial derivatives–liabilities, at fair value	(38,520)	(54,198)
Total	$159,503	$78,320

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of September 30, 2023 and December 31, 2022:
September 30, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$629,547	$13,213	3.18%	5.34%	0.86
2025	222,190	8,655	3.19	5.31	1.74
2026	84,637	2,170	3.91	5.31	2.62
2027	209,841	13,960	2.78	5.31	3.70
2028	795,474	31,199	3.58	5.30	4.72
2029	53,011	6,068	2.19	5.31	5.57
2030	123,317	7,742	3.31	5.32	6.78
2031	157,766	30,813	1.51	5.31	7.71
2032	181,867	21,002	2.80	5.31	8.81
2033	369,690	29,585	3.33	5.10	9.56
2035	500	170	0.78	5.33	12.06
2036	1,102	342	1.19	5.31	12.39
2037	45,000	7,113	2.81	5.31	13.91
2038	32,500	980	4.01	4.50	14.92
2040	500	208	0.90	5.33	17.07
2049	5,729	1,382	2.63	5.31	25.28
2050	500	254	0.98	5.33	27.07
2052	5,000	1,725	2.07	5.31	28.52
Total	$2,918,171	$176,581	3.17%	5.28%	5.01

December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$664,398	$13,576	0.64%	4.51%	0.38
2024	817,850	17,326	3.03	4.35	1.55
2025	382,793	11,747	2.89	4.32	2.51
2026	100	12	0.79	4.41	3.58
2027	264,500	8,218	3.01	4.30	4.53
2028	114,119	14,230	1.44	4.37	5.49
2029	54,428	4,485	2.45	4.65	6.31
2030	68,300	5,763	2.30	4.36	7.39
2031	161,009	23,799	1.71	4.48	8.46
2032	236,277	10,161	2.98	4.30	9.63
2035	500	142	0.78	4.33	12.81
2036	1,100	267	1.45	4.67	13.13
2037	45,000	3,578	2.81	4.30	14.66
2040	500	171	0.90	4.33	17.82
2049	5,796	630	2.89	3.74	26.02
2050	500	203	0.98	4.33	27.82
2052	5,000	1,052	2.07	4.30	29.27
Total	$2,822,170	$115,360	2.27%	4.39%	3.47
The following tables provide information about the Company's fixed receiver interest rate swaps as of September 30, 2023 and December 31, 2022:
September 30, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$427,234	$(1,056)	5.33%	5.17%	0.50
2025	138,918	(943)	5.31	4.88	1.46
2026	410,298	(17,440)	5.32	3.37	2.46
2027	11,591	(425)	5.31	3.74	4.13
2028	257,796	(4,036)	5.31	4.14	4.57
2030	27,000	(901)	5.31	3.78	6.84
2033	51,428	(2,302)	5.32	3.76	9.68
2035	500	(174)	5.31	0.74	12.06
2040	500	(215)	5.31	0.84	17.07
2050	500	(264)	5.31	0.90	27.07
Total	$1,325,765	$(27,756)	5.32%	4.28%	2.54

December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$41,407	$(84)	4.74%	2.00%	0.22
2024	818,037	(25,569)	4.27	2.39	1.40
2025	328,775	(5,468)	4.30	3.48	2.84
2026	215,852	(11,312)	4.32	2.26	3.25
2027	311,007	(1,067)	4.30	3.67	4.89
2032	59,155	(4,596)	4.30	2.58	9.58
2035	500	(145)	4.30	0.74	12.81
2040	500	(175)	4.30	0.84	17.82
2050	500	(212)	4.30	0.90	27.82
Total	$1,775,733	$(48,628)	4.30%	2.79%	2.76
Credit Default Swaps
The following table provides information about the Company's credit default swaps as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023			December 31, 2022
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$234	$12	14.25	$253	$4	14.99
Credit default swaps on corporate bonds	31	—	0.22	—	—	—
Credit default swaps on corporate bond indices	148,953	2,298	4.67	2,037	40	0.97
Short:
Credit default swaps on asset-backed securities	(220)	76	11.86	(220)	76	12.61
Credit default swaps on asset-backed indices	(42,770)	3,562	35.32	(58,004)	3,362	35.70
Credit default swaps on corporate bond indices	—	—	—	(1,498)	43	0.97
Liability:
Long:
Credit default swaps on asset-backed indices	65	(33)	25.73	65	(33)	26.48
Short:
Credit default swaps on corporate bonds	(16,400)	(268)	3.31	(16,400)	(259)	4.06
Credit default swaps on corporate bond indices	(716,384)	(8,891)	5.11	(165,006)	(1,513)	4.94
	$(626,491)	$(3,244)	7.23	$(238,773)	$1,720	12.35
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023			December 31, 2022
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Short Contracts:
U.S. Treasury futures	$(276,600)	$6,165	2.73	$(267,300)	$2,772	2.70
Liabilities:
Long Contracts:
U.S. Treasury futures	1,900	(163)	2.67	1,900	(65)	2.70
Short Contracts:
U.S. Treasury futures	—	—	—	(49,800)	(31)	3.00
Total, net	$(274,700)	$6,002	2.73	$(315,200)	$2,676	2.75
Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	566	$1,517	1.27	3,105	$1,137	0.77
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

As of September 30, 2023 and December 31, 2022, the Company had outstanding TBA purchase and sale contracts as follows:

	September 30, 2023				December 31, 2022
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Liabilities	$46,102	$44,391	$43,710	$(681)	$163,127	$157,096	$155,089	$(2,007)
Sale contracts:
Assets	(341,311)	(304,426)	(297,600)	6,826	(691,568)	(652,049)	(644,064)	7,985
Liabilities	(1,280)	(1,181)	(1,183)	(2)	—	—	—	—
	(342,591)	(305,607)	(298,783)	6,824	(691,568)	(652,049)	(644,064)	7,985
Total TBA securities, net	$(296,489)	$(261,216)	$(255,073)	$6,143	$(528,441)	$(494,953)	$(488,975)	$5,978
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
Gains and losses on the Company's derivative contracts for the three- and nine-month periods ended September 30, 2023 and 2022 are summarized in the tables below:

		Three-Month Period Ended September 30, 2023
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(1)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$7,462	$3,405	$10,867	$6,656	$38,828	$45,484
Credit default swaps on asset-backed indices	Credit		(975)	(975)		224	224
Credit default swaps on corporate bond indices	Credit		(3,982)	(3,982)		3,531	3,531
Credit default swaps on corporate bonds	Credit		(42)	(42)		15	15
Total return swaps	Equity Market/Credit		30	30		16	16
TBAs	Interest Rate		13,015	13,015		3,786	3,786
Futures	Interest Rate/Currency		7,253	7,253		2,214	2,214
Forwards	Currency		429	429		203	203
Warrants	Credit		(312)	(312)		312	312
Total		$7,462	$18,821	$26,283	$6,656	$49,129	$55,785
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $(9) thousand for the three-month period ended September 30, 2023, which is included on the Condensed Consolidated Statement of Operations in Other, net.

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

		Nine-Month Period Ended September 30, 2023
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(1)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$22,489	$(5,729)	$16,760	$13,421	$44,706	$58,127
Credit default swaps on asset-backed indices	Credit		(1,215)	(1,215)		2,156	2,156
Credit default swaps on corporate bond indices	Credit		(6,071)	(6,071)		2,565	2,565
Credit default swaps on corporate bonds	Credit		(124)	(124)		(9)	(9)
Total return swaps	Equity Market/Credit		30	30		16	16
TBAs	Interest Rate		17,287	17,287		165	165
Futures	Interest Rate/Currency		4,189	4,189		3,326	3,326
Forwards	Currency		73	73		167	167
Warrants	Credit		(312)	(312)		381	381
Total		$22,489	$8,128	$30,617	$13,421	$53,473	$66,894
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $(3) thousand for the nine-month period ended September 30, 2023, which is included on the Condensed Consolidated Statement of Operations in Other, net.

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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine-month period ended September 30, 2023 and the year ended December 31, 2022:

Derivative Type	Nine-Month Period Ended September 30, 2023	Year Ended December 31, 2022
(In thousands)
Interest rate swaps	$4,203,641	$3,292,243
TBAs	624,337	796,003
Credit default swaps	433,155	130,819
Futures	229,170	186,446
Forwards	13,489	13,676
Warrants	2,371	3,378
Total return swaps	599	688
Options	—	13,846
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of September 30, 2023 and December 31, 2022, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at September 30, 2023 and December 31, 2022 are summarized below:

Credit Derivatives	September 30, 2023	December 31, 2022
(In thousands)
Fair Value of Written Credit Derivatives, Net	$2,277	$11
Notional Value of Written Credit Derivatives (1)	149,283	2,355
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of September 30, 2023, the implied credit spread on the Company's outstanding written credit derivative ranged between 60 and 515 basis points; as of December 31, 2022, implied credit spread on the Company's written credit derivative was 310 basis points. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(33) thousand as of both September 30, 2023 and December 31, 2022. Estimated points up front on these contracts as of both September 30, 2023 and December 31, 2022 ranged between 46.3 and 88.8. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of September 30, 2023 and December 31, 2022 was $(1.8) million and $0.8 million, respectively.
10. Other Assets
The following table provides additional details of the Company's assets included in Other assets on the Condensed Consolidated Balance Sheet at September 30, 2023 and December 31, 2022.

Other Assets	September 30, 2023	December 31, 2022
(In thousands)
Receivables and claims related to reverse mortgage loans repurchased from HMBS(1)	$65,029	54,357
Prepaid expenses and deferred offering costs	9,987	7,541
Accounts receivable	7,149	2,418
Leases—right of use assets(2)	3,329	3,838
Intangible assets	2,798	3,275
Prepaid scheduled draws on reverse mortgage loans and amounts due from sub-servicer	2,304	2,105
Servicing asset, at fair value(3)	2,295	999
Property and equipment(4)	1,422	1,406
Certificates of deposit, security deposits, and escrow cash	1,080	460
Other	473	392
	$95,866	$76,791
(1)Represents receivables from third-parties and claims to HUD related to loans repurchased from HMBS. See Note 12, Issuance of HMBS for discussion on the maximum claim amount related to reverse mortgage loans in HMBS.
(2)See Note 23 for additional details on the Company's leases and ROU assets.
(3)See Note 12 for details on the Servicing asset.
(4)Net of accumulated depreciation.

On October 3, 2022, the Company completed the Longbridge Transaction as discussed in Note 24. In connection with the Longbridge Transaction, the Company identified and recognized various intangible assets. The following table details the Company's intangible assets as of September 30, 2023 and December 31, 2022.

	September 30, 2023				December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(In thousands)			(In months)	(In thousands)			(In months)
Intangible Asset:
Internally developed software	$1,400	$(467)	$933	36	$1,400	$(116)	$1,284	36
Trademarks/trade names	1,200	—	1,200	Indefinite	1,200	—	1,200	Indefinite
Customer relationships	700	(35)	665	240	700	(9)	691	240
Non-compete agreements	200	(200)	—	6	200	(100)	100	6
Total identified intangible assets	$3,500	$(702)	$2,798		$3,500	$(225)	$3,275
The following table summarizes changes in the net carrying value of the Company's intangible assets for the three- and nine-month periods ended September 30, 2023. The Company did not have any intangible assets during the nine-month period ended September 30, 2022.

	Three-Month Period Ended September 30, 2023
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets—Beginning Balance (June 30, 2023)	$1,050	$1,200	$674	$2,924
Accumulated Amortization	(117)	—	(9)	(126)
Net carrying value of intangible assets—Ending Balance (September 30, 2023)	$933	$1,200	$665	$2,798

	Nine-Month Period Ended September 30, 2023
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Non-Compete Agreements	Total
Net carrying value of intangible assets—Beginning Balance (December 31, 2022)	$1,284	$1,200	$691	$100	$3,275
Accumulated Amortization	(351)	—	(26)	(100)	(477)
Net carrying value of intangible assets—Ending Balance (September 30, 2023)	$933	$1,200	$665	$—	$2,798
The following table summarizes the Company's estimated future amortization expense on its intangible assets.

(In thousands)	September 30, 2023
2023	$125
2024	502
2025	385
2026	35
2027	35
Thereafter	516
Total	$1,598

11. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022. See Note 12 and Note 15 for additional information on the Company's consolidated VIEs.

(In thousands)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$243	$2,444
Securities, at fair value	80,524	73,644
Loans, at fair value	3,280,868	3,524,685
Investments in unconsolidated entities, at fair value	68,874	68,574
Real estate owned	19,011	21,121
Investment related receivables	98,204	21,893
Other assets	1,657	1,577
Total Assets	$3,549,381	$3,713,938
Liabilities
Repurchase agreements	$1,265,848	$1,333,098
Other secured borrowings	29,542	37,812
Other secured borrowings, at fair value	1,404,567	1,539,881
Interest payable	1,477	2,012
Accrued expenses and other liabilities	875	1,460
Total Liabilities	2,702,309	2,914,263
Total Stockholders' Equity	837,435	789,625
Non-controlling interests	9,637	10,050
Total Equity	847,072	799,675
Total Liabilities and Equity	$3,549,381	$3,713,938
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of September 30, 2023 and December 31, 2022, the fair value of the Company's investment in the notes issued by the CLO Issuers was $6.3 million and $11.3 million, respectively.
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
The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Condensed Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Assets:
Loans, at fair value	$1,538,754	$1,665,070
Investment related receivables	8,082	4,464
Liabilities:
Other secured borrowings, at fair value	1,404,567	1,539,881
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
In order to comply with the Risk Retention Rules, the Participated Risk Retention Vehicle purchased a percentage of each of the classes of Certificates issued by the respective Issuing Entities. The aggregate fair value of the Company's ownership interests in the Residential Loan JV, and respective series of both the Participated Risk Retention Vehicle and Sponsor, was $7.0 million as of September 30, 2023 and $2.6 million as of December 31, 2022. Such interests are included on the Condensed

Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. In addition, the Company and the non-QM Co-Participants have also purchased directly certain of the Certificates issued by the non-consolidated Issuing Entities. As of September 30, 2023 and December 31, 2022, the fair value of the Company's investment in such Certificates was $31.2 million and $37.6 million, respectively, and is included on the Condensed Consolidated Balance Sheet in Securities, at fair value.
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
As shown in the above table, pursuant to each of the securitizations, the respective Consumer Securitization Issuer issued senior and subordinated notes. Trust certificates representing beneficial ownership of each of the Consumer Securitization Issuers were also issued. In connection with each transaction, through a jointly owned newly formed entity (each a "Consumer Risk Retention Vehicle"), the Company and the Consumer Co-Participants acquired certain of the subordinated notes as well as the trust certificates in the respective Consumer Securitization Issuer. As of September 30, 2023 and December 31, 2022, the Company's total interest in the Consumer Risk Retention Vehicles, for which the Company has elected the FVO, was $2.7 million and $9.7 million, respectively. The fair value of the Consumer Risk Retention Vehicles is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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
Issuance of HMBS
Longbridge is approved as a Title II, non-supervised direct endorsement mortgagee with HUD. Longbridge is also an approved issuer of HMBS whereby it pools HECM loans and issues HMBS securities which are sold to third-parties with only the servicing rights retained. As discussed in Note 5, HMBS are structured whereby the HMBS issuer is required to repurchase loans whenever the outstanding principal balance of such loan reaches the MCA. In accordance with ASC 860-10, the transfer of the loans to the HMBS securitization vehicle does not qualify as a sale as the Company has not surrendered control over transferred financial assets. As a result, the transfer of the loans is accounted for as secured borrowings for which the Company has elected the FVO. Such secured borrowings are included in HMBS-related obligations, at fair value, and the related collateral is included as a component of Loans, at fair value, on the Condensed Consolidated Balance Sheet. The Company recognizes interest expense on such HMBS-related obligations based on the stated coupon rate of the respective HMBS. Interest expense and changes in fair value are recorded in net change related to HMBS obligations, at fair value on the Condensed Consolidated Statement of Operations. During the three- and nine-month period ended September 30, 2023, the Company pooled HECM loans with an unpaid principal balance of $352.1 million and $1.0 billion, respectively, into HMBS. As of September 30, 2023, the Company was servicing 938 pools of HMBS with an unpaid principal balance of $8.0 billion. As of December 31, 2022, the Company was servicing 832 pools of HMBS with an unpaid principal balance of $7.6 billion.
The Company has entered into a Collaboration and Transfer Agreement, or the "HECM CT Agreement" with a third party. Pursuant to the HECM CT Agreement, the Company purchased HECM loans and the associated MSR from the third party and securitized such loans into HMBS. While the Company is the legal owner and servicer of the HMBS, under the HECM CT Agreement, the third party receives a portion of the cash flows generated from the HMBS. The Company retains a base participation fee, along with the right to premiums on subsequent HECM tail securitizations. Additionally, in the event Company is required to repurchase a loan from the HMBS pool, there is a put option repurchase guarantee from the third-party whereby they are required to repurchase such HECM loans from the Company. The Company recognizes the amount due to/from the third party under the HECM CT Agreement as an asset or a liability (the "Servicing Asset" or "Servicing Liability") which is included in Accrued expenses and other liabilities or Other Assets on the Condensed Consolidated Balance Sheet. The Company has elected the FVO on its Servicing Asset/Liability and changes in value are included in Other Income (Loss). As of September 30, 2023 and December 31, 2022, the Company has a servicing asset related to the HECM CT Agreement of $2.3 million and $1.0 million, respectively, which is included in Other Assets on the Condensed Consolidated Balance Sheet.
During the three-month period ended September 30, 2023, the Company repurchased HECM loans, including loans subject to the MCA requirement, from HMBS pools with an unpaid principal balance of $217.4 million, of which $211.2 million was subsequently transferred to a third party in accordance with the HECM CT Agreement. During the nine-month period ended September 30, 2023, the Company repurchased HECM loans from HMBS pools with an unpaid principal balance of $583.5 million including loans subject to the MCA requirement, of which $571.4 million was subsequently transferred to a third party in accordance with the HECM CT Agreement.
13. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, Other secured borrowings, at fair value, and HMBS-related obligations, at fair value. As of September 30, 2023 and December 31, 2022, the Company's total secured borrowings were $12.5 billion and $12.2 billion, respectively.
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

At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 26 counterparties as of both September 30, 2023 and December 31, 2022.
As of September 30, 2023, remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 605 days. Interest rates on the Company's open repurchase agreements ranged from 4.73% to 9.32% as of September 30, 2023. As of December 31, 2022, remaining days to maturity on the Company's open repurchase agreements ranged from 3 days to 263 days. Interest rates on the Company's open repurchase agreements ranged from 0.63% to 7.97% as of December 31, 2022.
The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS, credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), and reverse mortgage loans, by remaining maturity as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$614,695	5.46%	13	$668,924	4.09%	14
31-60 Days	206,726	5.44%	45	91,048	2.32%	45
61-90 Days	20,943	5.63%	76	158,782	3.96%	73
91-120 Days	—	—%	—	4,751	5.20%	118
121-150 Days	—	—%	—	16,148	4.76%	131
151-180 Days	5,062	6.22%	155	—	—%	—
Total Agency RMBS	847,426	5.46%	23	939,653	3.91%	29
Credit:
30 Days or Less	136,059	7.23%	12	462,284	6.40%	7
31-60 Days	185,690	6.81%	44	119,619	6.00%	48
61-90 Days	57,501	6.93%	77	119,471	6.13%	77
91-120 Days	792,056	7.53%	106	358,010	6.30%	116
121-150 Days	23,268	8.15%	124	142,939	7.12%	144
151-180 Days	28,506	7.20%	163	6,981	6.72%	156
181-364 Days	83,707	8.34%	274	391,381	6.74%	240
> 364 Days	263,656	7.69%	435	—	—%	—
Total Credit Assets	1,570,443	7.47%	155	1,600,685	6.48%	110
Reverse Mortgage Loans:
30 Days or Less	78,447	7.80%	10	—	—%	—
Total Reverse Mortgage Loans	78,447	7.80%	10	—	—%	—
U.S. Treasury Securities:
30 Days or Less	76,727	5.42%	2	69,347	4.31%	3
Total U.S. Treasury Securities	76,727	5.42%	2	69,347	4.31%	3
Total	$2,573,043	6.76%	103	$2,609,685	5.50%	78
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of both September 30, 2023 and December 31, 2022, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $3.2 billion. Collateral transferred under outstanding borrowings under repurchase agreements as of September 30, 2023 and December 31, 2022, include investments in the amount of $5.1 million and $9.2 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition, as of September 30, 2023 and December 31, 2022, the Company posted net cash collateral of $25.4 million and $20.3 million, respectively, to its counterparties.

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table provides details by counterparty for such counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of total equity as of September 30, 2023 and December 31, 2022.
September 30, 2023:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$207,771	100	15.5%
December 31, 2022:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$208,812	13	17.1%
Royal Bank of Canada	135,233	100	11.1%
Other Secured Borrowings
The Company has entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility. The facility includes a revolving borrowing period ending in September 2024 (or earlier following a trigger event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the revolving borrowing period, the facility amortizes, with a final termination date in September 2026. The facility accrues interest on a floating rate basis. As of September 30, 2023 and December 31, 2022, the Company had outstanding borrowings under this facility in the amount of $29.5 million and $37.8 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. The effective interest rate on this facility, was 9.74% and 8.68% as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the fair value of ABS backed by consumer loans collateralizing this borrowing was $76.4 million and $70.3 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both September 30, 2023 and December 31, 2022, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 12, whereby it financed portfolios of non-QM loans. As of September 30, 2023 and December 31, 2022, the fair value of the Company's outstanding liabilities associated with the Company's Consolidated Residential Mortgage Loan Securitizations was $1.40 billion and $1.54 billion, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 3.03% and 3.00% as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the fair value of non-QM loans held in the consolidated securitization trusts was $1.5 billion and $1.7 billion, respectively.
The Company has various warehouse lines of credit which it uses to finance its portfolio of reverse mortgage loans prior to them being sold or pooled into HMBS. There are a number of covenants, including several financial covenants, associated with these lines of credit; as of September 30, 2023 and December 31, 2022, the Company was in compliance with all of these covenants. As of September 30, 2023 and December 31, 2022, the Company had outstanding borrowings under these financing lines of $200.1 million and $172.9 million, respectively, which is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The following table provides details for each of the warehouse lines of credit.

		September 30, 2023			December 31, 2022
	Maturity	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate
					(In thousands)
Facility A	May 2024	$61,595	$68,728	8.63%	$59,640	$65,652	8.43%
Facility B	April 2024	93,104	101,358	8.14%	64,278	59,933	6.99%
Facility C	October 2023	45,429	65,726	7.92%	48,954	63,644	6.90%
		$200,128	$235,812	8.24%	$172,872	$189,229	7.46%

The Company entered into an agreement to finance a portfolio of HECM tail draws prior to being sold or pooled into HMBS. This facility matures in January 2024 and accrues interest on a floating-rate basis. As of September 30, 2023 and December 31, 2022, the Company's outstanding borrowings under this facility was $22.9 million and $22.6 million, respectively, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 9.00% and 8.00%, as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the fair value of HECM tail draws collateralizing this borrowing was $33.7 million and $35.1 million, respectively, which are included in Loans, at fair value on the Condensed Consolidated Balance Sheet. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both September 30, 2023 and December 31, 2022, the Company was in compliance with all of its covenants.
The Company entered into a line of credit agreement to finance its portfolio of HMBS-related MSRs. This facility matures in January 2025 and accrues interest on a floating-rate basis. As of September 30, 2023 and December 31, 2022, the Company's outstanding borrowings under this facility were $32.7 million and $42.8 million, respectively, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 10.44% and 9.37% as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the fair value of MSRs collateralizing this borrowing was $75.0 million and $95.6 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both September 30, 2023 and December 31, 2022, the Company was in compliance with all of its covenants.
As discussed in Note 5, the Company is a party to various agreement with the MLPS Counterparty, which provide for the financing of certain HECM Buyout Loans. This facility was executed in March 2023 with a three-year term and accrues interest on a floating-rate basis. As of September 30, 2023, the Company's outstanding borrowings under this facility were $15.8 million, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 7.50% and the fair value of HECM Buyout Loans collateralizing this borrowing was $16.2 million. There are a number of covenants, including several financial covenants, associated with this borrowing; as of September 30, 2023, the Company was in compliance with all of its covenants.
HMBS-related Obligations
As discussed in Note 12, the Company issues pools of HMBS which are accounted for as secured borrowings. As of September 30, 2023 and December 31, 2022, the Company had HMBS-related obligations, at fair value of $8.2 billion and $7.8 billion, respectively. As of September 30, 2023 and December 31, 2022, such HMBS-related obligations are secured by $8.3 billion and $7.9 billion, respectively, of HECM loans, REO, and HMBS-related claims or other receivables. The weighted average interest rate on the Company's HMBS-related obligations was 6.24% and 5.23% as of September 30, 2023 and December 31, 2022, respectively.
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
There are a number of covenants, including several financial covenants, associated with the 5.875% Senior Notes; as of both September 30, 2023 and December 31, 2022, the Company was in compliance with all of its covenants for the outstanding

5.875% Senior Notes. The 5.875% Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of September 30, 2023:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	HMBS-related Obligations(3)	Senior Notes(1)	Total
(In thousands)
Next Twelve Months	$2,497,601	$385,620	$1,340,298	$—	$4,223,519
Year 2	75,442	239,332	924,089	—	1,238,863
Year 3	—	175,047	866,154	—	1,041,201
Year 4	—	155,582	840,308	210,000	1,205,890
Year 5	—	127,954	822,358	—	950,312
Total	$2,573,043	$1,083,535	$4,793,207	$210,000	$8,659,785
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $782.4 million of expected principal repayments related to the Company's consolidated non-QM securitizations, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three-month periods ended September 30, 2023 and 2022, the Company recorded income tax expense (benefit) of $0.2 million and $(0.1) million, respectively. For the nine-month periods ended September 30, 2023 and 2022, the Company recorded income tax expense (benefit) of $0.3 million and $(14.9) million, respectively. Income tax benefit for the three- and nine-month periods ended September 30, 2022 was related to net realized and unrealized losses on investments held in a domestic TRS. Based upon the available evidence at September 30, 2023, the Company determined that it was more likely than not that the deferred tax assets of its TRS would not be utilized in future periods; a valuation allowance of $10.0 million was recorded to fully reserve against these deferred tax assets.
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
For the three-month period ended September 30, 2023, the total base management fee incurred was $4.9 million, consisting of $5.0 million of total gross base management fee incurred, less $0.1 million of management fee rebates. For the three-month period ended September 30, 2022, the total base management fee incurred was $4.0 million, consisting of $4.4 million of total gross base management fee incurred, less $0.4 million of management fee rebates. For the nine-month period ended September 30, 2023, the total base management fee incurred was $14.8 million, consisting of $15.1 million of total gross base management fee incurred, less $0.4 million of management fee rebates. For the nine-month period ended September 30, 2022, the total base management fee incurred was $12.2 million, consisting of $13.9 million of total gross base management fee incurred, less $1.7 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of September 30, 2023 and December 31, 2022, there was a Loss Carryforward of $35.0 million and $85.0 million, respectively.
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

The Company did not accrue an incentive fee for either of the three- or nine-month periods ended September 30, 2023 and 2022, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the nine-month periods ended September 30, 2023 and 2022, the Company reimbursed the Manager $14.4 million and $12.3 million, respectively, for previously incurred operating expenses. As of September 30, 2023 and December 31, 2022, the outstanding payable to the Manager for operating expenses was $5.8 million and $4.1 million, respectively, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.
Transactions Involving Certain Loan Originators
As of September 30, 2023 and December 31, 2022, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both September 30, 2023 and December 31, 2022, there were no advances outstanding. The Company has also entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 23, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements. Additionally, as of both September 30, 2023 and December 31, 2022, the Company held warrants to purchase 8.28 million shares; such warrants have a fair value of $10.0 million and $11.5 million, respectively, and are included in Investments in unconsolidated entities on the Condensed Consolidated Balance Sheet.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in common and preferred stock and warrants to purchase additional preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $80.5 million and $70.2 million as of September 30, 2023 and December 31, 2022, respectively, which is included in Securities, at fair value on the Condensed Consolidated Balance Sheet. Additionally, in December 2022, the Company extended a two-year revolving line of credit to the consumer loan originator; see table below for additional details. An employee of Ellington has a less-than-10% equity interest in, and serves on the board of, this consumer loan originator. Another employee of Ellington, who serves as an officer of the Company, also serves on the board, as the Company's representative.
The following table provides details of financing that the Company has provided, in the form of secured promissory notes, to certain loan origination-related entities in which the Company also holds equity investments:

Effective Date of Promissory Note	Maturity Date of Promissory Note		Interest Rate as of		Outstanding Borrowings as of		Fair Value(1) as of
		Maximum Borrowing	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
		(In thousands)			(In thousands)
May 2021(2)	December 31, 2025	$6,000	9.0%	6.0%	$2,335	$3,000	$2,335	$3,000
February 2022	January 31, 2025	750	7.0%	7.0%	575	475	575	475
November 2022(3)	January 31, 2025	500	n/a	10.0%	n/a	50	n/a	50
December 2022	December 16, 2024	3,500	15.0%	15.0%	2,291	515	2,291	515
(1)Classified as a Corporate loan and is included in Loans, at fair value on the Condensed Consolidated Balance Sheet.
(2)Convertible into non-voting equity interests, at the option of the borrower, at any time prior to maturity.
(3)During the nine-month period ended September 30, 2023, the Company's debt and equity investments in this origination-related entity were written off as the Company determined its cost basis was non-recoverable; the Company recognized a net loss on its debt and equity investments of $(0.5) million (included in Realized gains (losses) on securities and loans, net on the Condensed Consolidated Statement of Operations) and $(0.1) million (included in Earnings (losses) from investments in unconsolidated entities on the Condensed Consolidated Statement of Operations), respectively.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchased certain of its consumer loans through an affiliate, or the "Purchasing Entity," under various purchase agreements. The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $2.2 million and $4.3 million as of September 30, 2023 and December 31, 2022, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $1.5 billion as of both September 30, 2023 and December 31, 2022.
The Company is a co-investor in a commercial mortgage loan with several other investors, including an unrelated third party and an affiliate of Ellington. This loan is beneficially owned by a consolidated subsidiary of the Company. As of September 30, 2023 and December 31, 2022, the fair value of this commercial loan was $7.2 million and $2.2 million, respectively. As of September 30, 2023, the non-controlling interests held by the unrelated third party and the Ellington affiliate were $1.2 million and $1.9 million, respectively. As of December 31, 2022, the non-controlling interests held by the unrelated third party and the Ellington affiliate were $0.3 million and $0.4 million, respectively.
The Company is also a co-investor in certain commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of September 30, 2023 and December 31, 2022, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $65.3 million and $68.5 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Condensed Consolidated Balance Sheet.

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
Equity Investment in Unconsolidated Entity
The Company is a co-investor, together with other affiliates of Ellington, in Jepson Holdings Limited ("Jepson"), the parent of an entity (the "Jepson Risk Retention Vehicle") that has sponsored various European mortgage loan securitizations. The Jepson Risk Retention Vehicle is expected to hold certain of the notes it issues for each securitization it completes in order to comply with European risk retention rules. As of September 30, 2023 and December 31, 2022, the Company's equity investment in Jepson Holdings Limited had a fair value of $0.6 million and $0.6 million, respectively. See Note 7 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of September 30, 2023 and December 31, 2022, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $642.7 million and $872.5 million, respectively. The Company's segregated silo of this debt as of September 30, 2023 and December 31, 2022 was $185.3 million and $274.4 million, respectively, and is included under the caption Repurchase agreements on the Company's Condensed Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both September 30, 2023 and December 31, 2022, no party to any of the repurchase agreements was in default.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month periods ended September 30, 2023 and 2022, the amount of such management fee rebates was $0.1 million and $0.4 million, respectively. For the nine-month periods ended September 30, 2023 and 2022, the amount of such management fee rebates was $0.4 million and $1.7 million, respectively
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of September 30, 2023 and December 31, 2022, the Company's investment in such warehouse facilities was $0.9 million and $0.5 million, respectively, which are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities.
During the nine-month period ended September 30, 2023, the Company purchased $0.7 million of various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations; there were no such purchases during the three-month period ended September 30, 2023. During the three- and nine-month periods ended September 30, 2022, the Company purchased $2.3 million and $7.3 million, respectively, of various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations Such purchases are effected at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitizations.
16. Long-Term Incentive Plan Units
OP LTIP Units issued under the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans is presented under Compensation and benefits on the Statement of Operations. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the three-month periods ended September 30, 2023 and 2022 was $0.3 million and $0.4 million, respectively. Total expense associated with OP LTIP Units issued under the Company's incentive plans for each of the nine-month periods ended September 30, 2023 and 2022 was $1.0 million.
The below table details unvested OP LTIP Units as of September 30, 2023:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Dedicated or partially dedicated personnel:
	15,789	December 16, 2021	December 16, 2023
	40,254	March 7, 2022	December 31, 2023
	18,068	December 15, 2022	December 15, 2023
	14,708	December 15, 2022	December 15, 2024
Total unvested OP LTIP Units at September 30, 2023	88,819
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.
The following tables summarize issuance and exercise activity of OP LTIP Units for the three- and nine-month periods ended September 30, 2023 and 2022:

	Three-Month Period Ended September 30,
	2023			2022
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (6/30/2023 and 6/30/2022, respectively)	365,518	404,055	769,573	365,518	350,549	716,067
Granted	—	—	—	—	24,796	24,796
Exercised	—	(6,199)	(6,199)	—	(4,066)	(4,066)
OP LTIP Units Outstanding (9/30/2023 and 9/30/2022, respectively)	365,518	397,856	763,374	365,518	371,279	736,797
OP LTIP Units Unvested and Outstanding (9/30/2023 and 9/30/2022, respectively)	—	88,819	88,819	—	128,672	128,672
OP LTIP Units Vested and Outstanding (9/30/2023 and 9/30/2022, respectively)	365,518	309,037	674,555	365,518	242,607	608,125

	Nine-Month Period Ended September 30,
	2023			2022
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (12/31/2022 and 12/31/2021, respectively)	365,518	404,055	769,573	365,518	310,295	675,813
Granted	—	—	—	—	65,050	65,050
Exercised	—	(6,199)	(6,199)	—	(4,066)	(4,066)
OP LTIP Units Outstanding (9/30/2023 and 9/30/2022, respectively)	365,518	397,856	763,374	365,518	371,279	736,797
OP LTIP Units Unvested and Outstanding (9/30/2023 and 9/30/2022, respectively)	—	88,819	88,819	—	128,672	128,672
OP LTIP Units Vested and Outstanding (9/30/2023 and 9/30/2022, respectively)	365,518	309,037	674,555	365,518	242,607	608,125
There were an aggregate of 1,509,481 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of both September 30, 2023 and December 31, 2022.
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
As of September 30, 2023, the Convertible Non-controlling Interests consisted of the outstanding 763,374 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.9% in the Operating Partnership. As of December 31, 2022, the Convertible Non-controlling Interests consisted of the outstanding 769,573 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 1.0% in the Operating Partnership. As of September 30, 2023 and December 31, 2022, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $11.7 million and $12.4 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of September 30, 2023 and December 31, 2022, the joint venture partners' interests in subsidiaries of the Company were $9.6 million and $10.0 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
Non-Controlling Interests in Longbridge
As of September 30, 2023 and December 31, 2022, the Company owned 99.6% and 99.5%, respectively, of Longbridge; the remainder relates to units held by various executives at Longbridge (the "Longbridge Executive Unit Holders") and stock options issued to various Longbridge employees (collectively, the "Longbridge Minority Holders"). Units held by the Longbridge Executive Unit Holders and exercised stock options participate in the income, expense, gains and losses of Longbridge but do not participate in the income, expense, gains and losses of the Operating Partnership. The Longbridge Minority Holders' interests are not convertible into shares of common stock of the Company or OP Units, nor are the Longbridge Minority Holders' entitled to receive distributions that holders of shares of common stock of the Company receive.

Total expense associated with such options is presented under Compensation and benefits on the Statement of Operations. As of both September 30, 2023 and December 31, 2022, the Longbridge Minority Holders' interests in Longbridge were $2.4 million.
18. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of September 30, 2023 and December 31, 2022, the total amount of cumulative preferred dividends in arrears was $4.0 million and $2.5 million, respectively.
As of both September 30, 2023 and December 31, 2022, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
As of both September 30, 2023 and December 31, 2022, there were 4,820,421 shares of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.
As of September 30, 2023, there were 4,000,000 shares of 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series C Preferred Stock") outstanding. The 4,000,000 shares of Series C Preferred Stock were issued during the nine-month period ended September 30, 2023 and provided $96.5 million of net proceeds after $3.5 million of commissions and offering costs.
On January 20, 2022, the Company commenced an "at-the-market" offering for our preferred stock, or the "Preferred ATM Program," by entering into equity distribution agreements with sales agents under which it is authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. During the nine-month period ended September 30, 2022, the Company issued 20,421 shares of Series B Preferred Stock, which provided $0.5 million of net proceeds after $23 thousand of commissions and offering costs. The Company did not issue any shares of preferred stock under the Preferred ATM Program during either of the three- or nine-month periods ended September 30, 2023 or the three-month period ended September 30, 2022.
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
Common Stock
As of September 30, 2023 and December 31, 2022, the Company has authorized 200,000,000 and 100,000,000 shares of common stock, $0.001 par value per share, respectively. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding present in person or represented by proxy at a meeting of the stockholders. As of September 30, 2023 and December 31, 2022, there were 68,234,160 and 63,812,215 shares of common stock outstanding, respectively.
On August 6, 2021, the Company commenced an "at-the-market" offering program for shares of its common stock, or "2021 Common ATM Program," by entering into equity distribution agreements with sales agents under which the Company was authorized to offer and sell up to 10.0 million shares of common stock from time to time. On January 24, 2023, the Company amended the equity distribution agreements (the "EDA Amendments") with each of the sales agents. Such amendments authorize the Company to offer and sell up to $225.0 million of common stock from time to time (the "2023 Common ATM Program"); the 2021 Common ATM Program and 2023 Common ATM Program are collectively referred to as the "Common ATM Programs." During the three-month period ended September 30, 2023, the Company issued 1,066,221 shares of common stock under the Common ATM Programs which provided $14.5 million of net proceeds after $0.2 million of agent commissions and offering costs. During the nine-month period ended September 30, 2023, the Company issued 5,500,082 shares of common stock under the Common ATM Programs which provided $75.0 million of net proceeds after $0.9 million of agent commissions and offering costs. During the three-month period ended September 30, 2022, the Company issued 516,942 shares of common stock under the 2021 Common ATM Program which provided $8.0 million of net proceeds after $0.1 million of agent commissions and offering costs. During the nine-month period ended September 30, 2022, the Company issued 3,085,642 shares of common stock under the 2021 Common ATM Program which provided $53.2 million of net proceeds after $0.8 million of agent commissions and offering costs.

The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three- and nine-month periods ended September 30, 2023 and 2022:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Shares of Common Stock Outstanding (as of 6/30/2023, 6/30/2022, 12/31/2022, and 12/31/2021, respectively)	67,161,740	59,957,779	63,812,215	57,458,169
Share Activity:
Shares of common stock issued	1,066,221	516,942	5,500,082	3,085,642
Shares of common stock issued in connection with incentive fee payment	—	—	—	19,094
Shares of common stock repurchased	—	(40,000)	(1,084,336)	(128,184)
OP Units exercised	6,199	4,066	6,199	4,066
Shares of Common Stock Outstanding (as of 9/30/2023, 9/30/2022, 9/30/2023, and 9/30/2022, respectively)	68,234,160	60,438,787	68,234,160	60,438,787
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of September 30, 2023 and December 31, 2022, the Company's issued and outstanding shares of common stock would increase to 69,043,894 and 64,628,148 shares, respectively.
On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of common stock (the "2018 Repurchase Plan"). On March 21, 2023, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to $50 million of the Company's common stock (the "2023 Repurchase Plan"), extending the Company’s ability to repurchase common stock beyond the 1.55 million shares previously authorized in 2018. Both the 2018 Repurchase Plan and 2023 Repurchase Plan are open-ended in duration and allow the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases under the plans are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the nine-month period ended September 30, 2023, the Company repurchased 1,084,336 shares at an average price per share of $11.39 and a total cost of $12.4 million. During the three-month period ended September 30, 2022, the Company repurchased 40,000 shares at an average price per share of $12.38 and a total cost of $0.5 million. During the nine-month period ended September 30, 2022, the Company repurchased 128,184 shares at an average price per share of $12.94 and a total cost of $1.7 million. The Company did not repurchase any common shares during the three-month period ended September 30, 2023. As of September 30, 2023, the Company has authorization to repurchase an additional $45.8 million of the Company's common stock under the 2023 Repurchase Plan; all shares authorized under the 2018 Repurchase Plan have been repurchased.

19. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except share amounts)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss) attributable to common stockholders	$6,591	$(33,290)	$48,405	$(108,073)
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	80	(424)	591	(1,374)
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	6,671	(33,714)	48,996	(109,447)
Dividends declared:
Common stockholders	(30,626)	(27,131)	(91,146)	(80,328)
Convertible Non-controlling Interests	(366)	(346)	(1,100)	(1,020)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(30,992)	(27,477)	(92,246)	(81,348)
Undistributed (Distributed in excess of) earnings:
Common stockholders	(24,035)	(60,421)	(42,741)	(188,401)
Convertible Non-controlling Interests	(286)	(770)	(509)	(2,394)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$(24,321)	$(61,191)	$(43,250)	$(190,795)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	67,789,827	60,215,948	67,212,137	59,295,566
Weighted average Convertible Non-controlling Interest Units outstanding	814,855	766,527	815,570	754,224
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	68,604,682	60,982,475	68,027,707	60,049,790
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.45	$0.45	$1.35	$1.35
Undistributed (Distributed in excess of)	(0.35)	(1.00)	(0.63)	(3.17)
	$0.10	$(0.55)	$0.72	$(1.82)
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.45	$0.45	$1.35	$1.35
Undistributed (Distributed in excess of)	(0.35)	(1.00)	(0.63)	(3.17)
	$0.10	$(0.55)	$0.72	$(1.82)
(1)For the three-month periods ended September 30, 2023 and 2022, excludes net income (loss) of $0.4 million and $0.2 million, respectively, and for the nine-month periods ended September 30, 2023 and 2022, excludes net income (loss) of $2.5 million and $0.3 million, respectively, attributable to joint venture partners and Longbridge, as applicable, which have non-participating interests as described in Note 17.
20. Restricted Cash
Restricted cash represents cash that the Company can use only for specific purposes. As of September 30, 2023 and December 31, 2022, the Company had $1.6 million and $4.8 million, respectively, of restricted cash including cash balances that are restricted under a warehouse line of credit agreement.

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
The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2023 and December 31, 2022.
September 30, 2023:

Description	Amount of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$198,023	$(38,383)	$—	$(77,941)	$81,699
Reverse repurchase agreements	175,197	—	(175,197)	—	—
Liabilities
Financial derivatives–liabilities	(38,520)	38,383	—	99	(38)
Repurchase agreements	(2,573,043)	—	2,547,662	25,381	—
(1)In the Company's Condensed Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of September 30, 2023 was $3.2 billion. As of September 30, 2023, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $(0.3) million and $40 thousand, respectively.
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

22. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of September 30, 2023 and December 31, 2022.
September 30, 2023:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$174,664	12	30.5%
Collateral on repurchase agreements held by dealers(2)	3,178,526	26	22.6%
Due from brokers	38,870	25	18.8%
Receivable for securities sold(3)	17,165	6	58.2%
(1)Each counterparty is a financial institution that the Company believes to be creditworthy as of September 30, 2023.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both September 30, 2023 and December 31, 2022, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $230.2 million and $175.7 million as of September 30, 2023 and December 31, 2022, respectively.
Commitments and Contingencies Related to Investments in Loan Originators
In connection with certain of its investments in mortgage and consumer loan originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 15, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million as of both September 30, 2023 and December 31, 2022 and there were no such borrowings outstanding as of either date. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of September 30, 2023 and December 31, 2022, the estimated fair value of such guarantee was insignificant.
The Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator in which it holds an equity investment and as well as an investment in the Convertible Note, as discussed in Note 15. In addition, in May 2021, the Company committed to purchase $650.0 million of eligible residential mortgage loans from this originator. As of September 30, 2023 and December 31, 2022, the Company had unfunded commitments related to such investments in the amount of $38.0 million and $181.4 million, respectively.
As described in Note 15, the Company entered into various secured promissory notes with certain loan originators in which it also holds an equity interest. As of September 30, 2023 and December 31, 2022, the Company had unfunded commitments related to such secured promissory notes of $4.9 million and $6.5 million, respectively.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which it has an equity investment, under a promissory note. The Company's maximum guarantees were capped at $15.5 million. As of September 30, 2023 and December 31, 2022, the amount of the promissory note outstanding, for which the Company provided a guarantee, was $2.3 million and $10.8 million, respectively.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of September 30, 2023 and December 31, 2022, the Company had unfunded commitments related to such investments in the amount of $3.1 million and $4.2 million, respectively.
The Company has extended a line of credit whereby the borrower can draw funds up to $1.0 million. As of both September 30, 2023 and December 31, 2022, the Company had unfunded commitments related to such line of credit in the amount of $0.9 million.
Commitments to Extend Credit
The Company enters into loan commitment arrangements with borrowers who have applied for reverse mortgage loans that have not yet closed. As of September 30, 2023 and December 31, 2022, the fair value of such commitments was $3.8 million and $3.1 million, respectively, which is reflected in Loan commitments on the Condensed Consolidated Balance Sheet.
The Company is required to fund further borrower advances for loans where the borrower has not fully drawn down all of the HECM loan proceeds available to them. As of September 30, 2023 and December 31, 2022, the Company had unfunded commitments related to such HECM loans of $1.9 billion and $1.7 billion, respectively. Additionally, the Company has the obligation to advance various other HECM loan related amounts such as the borrowers' monthly insurance premiums to FHA and property taxes.
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
Lease Commitments
Longbridge, a consolidated subsidiary of the Company, leases office space under various operating lease arrangements, which expire on various dates through December 2029. As discussed in Note 2, the Company makes various assumption and estimates in recognizing the operating lease ROU asset and corresponding lease liabilities, including the expected lease term, incremental borrowing rate, and identifying lease and non-lease components. Total expense under all operating leases amounted to $0.3 million and $0.8 million for the three- and nine-month periods ended September 30, 2023, respectively, and is included in Other expenses on the Condensed Consolidated Statement of Operations. The Company did not incur any expenses related to operating leases for the three- or nine-month periods ended September 30, 2022.

The following table provides details of the Company's outstanding leases as of September 30, 2023 and December 31, 2022.

($ in thousands)	September 30, 2023	December 31, 2022
ROU assets	$3,329	$3,838
Lease liabilities	3,575	4,058
Weighted average remaining term (in years)	5.3	5.8
Weighted average discount rate	7.20%	7.20%
The following table details contractual future minimum lease payments as of September 30, 2023.

Minimum Payments
(In thousands)
Year ended December 31, 2023	$244
Year ended December 31, 2024	844
Year ended December 31, 2025	799
Year ended December 31, 2026	793
Year ended December 31, 2027	695
Thereafter	953
Total	4,328
Less: implied interest payments	(753)
Lease Liability	$3,575
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

The following tables present the Company's results of operations by reportable segment for the three- and nine-month periods ended September 30, 2023 and 2022, and various reconciling items to the Company's results of operations overall.

	Three-Month Period Ended September 30, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$89,445	$5,190	$1,581	$96,216
Interest expense	(58,045)	(7,540)	(3,117)	(68,702)
Total other income (loss)	(11,969)	31,752	6,437	26,220
Total expenses	3,771	25,319	10,362	39,452
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	15,660	4,083	(5,461)	14,282
Income tax expense (benefit)	—	—	224	224
Earnings (losses) from investments in unconsolidated entities	(978)	—	—	(978)
Net Income (Loss)	14,682	4,083	(5,685)	13,080
Net income (loss) attributable to non-controlling interests	438	(12)	83	509
Dividends on preferred stock	—	—	5,980	5,980
Net Income (Loss) Attributable to Common Stockholders	$14,244	$4,095	$(11,748)	$6,591
Non-cash items:
Amortization and depreciation expense	$—	$149	$—	$149

	Three-Month Period Ended September 30, 2022
(In thousands)	Investment Portfolio Segment	Corporate/ Other	Total
Interest income	$77,887	$705	$78,592
Interest expense	(38,121)	(3,959)	(42,080)
Total other income (loss)	(24,514)	(1,834)	(26,348)
Total expenses	7,120	7,343	14,463
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	8,132	(12,431)	(4,299)
Income tax expense (benefit)	—	(81)	(81)
Earnings (losses) from investments in unconsolidated entities	(25,513)	—	(25,513)
Net Income (Loss)	(17,381)	(12,350)	(29,731)
Net income (loss) attributable to non-controlling interests	156	(420)	(264)
Dividends on preferred stock	—	3,823	3,823
Net Income (Loss) Attributable to Common Stockholders	$(17,537)	$(15,753)	$(33,290)

	Nine-Month Period Ended September 30, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$254,932	$11,862	$4,688	$271,482
Interest expense	(164,388)	(18,003)	(9,361)	(191,752)
Total other income (loss)	12,314	95,779	4,466	112,559
Total expenses	11,140	76,583	32,263	119,986
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	91,718	13,055	(32,470)	72,303
Income tax expense (benefit)	—	—	328	328
Earnings (losses) from investments in unconsolidated entities	(3,403)	—	—	(3,403)
Net Income (Loss)	88,315	13,055	(32,798)	68,572
Net income (loss) attributable to non-controlling interests	2,522	(35)	603	3,090
Dividends on preferred stock	—	—	17,077	17,077
Net Income (Loss) Attributable to Common Stockholders	$85,793	$13,090	$(50,478)	$48,405
Non-cash items:
Amortization and depreciation expense	$—	$859	$—	$859

	Nine-Month Period Ended September 30, 2022
(In thousands)	Investment Portfolio Segment	Corporate/ Other	Total
Interest income	$191,329	$1,059	$192,388
Interest expense	(72,432)	(9,689)	(82,121)
Total other income (loss)	(118,832)	(2,566)	(121,398)
Total expenses	20,187	26,945	47,132
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	(20,122)	(38,141)	(58,263)
Income tax expense (benefit)	—	(14,867)	(14,867)
Earnings (losses) from investments in unconsolidated entities	(54,284)	—	(54,284)
Net Income (Loss)	(74,406)	(23,274)	(97,680)
Net income (loss) attributable to non-controlling interests	287	(1,362)	(1,075)
Dividends on preferred stock	—	11,468	11,468
Net Income (Loss) Attributable to Common Stockholders	$(74,693)	$(33,380)	$(108,073)
The following tables present our balance sheet by reportable segment as of September 30, 2023 and December 31, 2022, which reconciles to the Company's financial position overall.

	September 30, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,443,151	$8,822,286	$179,604	$14,445,041
Total Liabilities	4,246,945	8,565,506	295,173	13,107,624
Total Equity	1,196,206	256,780	(115,569)	1,337,417

	December 31, 2022
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,635,657	$8,227,509	$222,720	$14,085,886
Total Liabilities	4,499,669	8,092,313	273,018	12,865,000
Total Equity	1,135,988	135,196	(50,298)	1,220,886

25. Subsequent Events
Dividends Declared
On October 6, 2023, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on November 27, 2023 to stockholders of record as of October 31, 2023.
On November 7, 2023, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on December 26, 2023 to stockholders of record as of November 30, 2023.
Great Ajax Corp.
On October 20, 2023, the Company and Great Ajax Corp. (“Great Ajax”) executed an agreement to terminate the previously announced proposed merger (the "Ajax Merger Termination Agreement"). Under the terms of the Ajax Merger Termination Agreement, the Company paid Great Ajax a termination fee of $5 million and also acquired 1,666,666 newly issued shares of Great Ajax common stock, at a per share price of $6.60, for a total purchase price of $11 million.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities or our investments; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities owned by us for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets and the available terms for such borrowings; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; our ability to maintain our qualification as a real estate investment trust, or "REIT"; our ability to complete the Arlington Merger (as defined herein) in a timely manner or at all; our ability to achieve the cost savings and efficiencies, operating efficiencies, synergies and other benefits, including the increased scale, from the Arlington Merger (as defined herein); potential business disruption following the Arlington Merger (as defined herein); and risks associated with investing in real estate assets, including changes in business conditions and the general economy such as changes to fiscal or monetary policy, heightened inflation, slower growth or recession, and currency fluctuations. These and other risks, uncertainties and factors, including the risk factors described under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We conduct all of our operations and business activities through the Operating Partnership. As of September 30, 2023, we had an ownership interest of approximately 99.1% in the Operating Partnership. The remaining ownership interest of approximately 0.9% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 28-year history of investing in the Agency and credit markets.
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
Pending Acquisition of Arlington Asset Investment Corp.
On May 29, 2023, our wholly-owned subsidiary EF Merger Sub Inc.; Arlington Asset Investment Corp., a Virginia corporation (“Arlington”); and, solely for the limited purposes set forth in the Arlington Merger Agreement (as defined below), the Manager, entered into an agreement and plan of merger (the “Arlington Merger Agreement”) under which Arlington will be merged with and into EF Merger Sub Inc.. EF Merger Sub Inc. will survive as a wholly-owned subsidiary of us (the “Arlington Merger”).
Under the terms of the Arlington Merger Agreement, at the effective time of the Arlington Merger, each outstanding share of Arlington's Class A common stock (other than shares held by us, EF Merger Sub Inc. or any of our wholly-owned subsidiaries, EF Merger Sub Inc. or Arlington) will be converted into the right to receive: (i) from us, shares of our common stock based on an exchange ratio of 0.3619, and (ii) from the Manager, $0.09 in cash (approximately $3.0 million in aggregate).
In addition, at the effective time of the Arlington Merger, each share of Arlington’s 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock, $0.01 par value per share, will be automatically converted into the right to receive one newly issued share of 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock, $0.001 par value per share, of us; and each share of Arlington’s 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, will be automatically converted into the right to receive one newly issued share of 8.250% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share, of us.
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
At the consummation of the Arlington Merger, all assets, and all debts, obligations and liabilities of Arlington will become our assets, debts, obligations and liabilities (including Arlington’s outstanding trust preferred securities, 6.75% Senior Notes due 2025 and 6.000% Senior Notes due 2026).
The closing of the Arlington Merger is subject to the approval of Arlington's shareholders and other customary closing conditions set forth in the Arlington Merger Agreement.
We will account for the Arlington Merger as a business combination in accordance with the provisions of ASC 805, Business Combinations, or “ASC 805.” In applying the acquisition method of accounting, we will be treated as the acquirer of Arlington for accounting purposes.
Termination of Great Ajax Corp. Merger Agreement
On October 20, 2023, the Company and Great Ajax Corp., (“Great Ajax”) executed an agreement to terminate the previously announced proposed merger (the "Ajax Merger Termination Agreement"). Under the terms of the Ajax Merger Termination Agreement, we paid Great Ajax a termination fee of $5 million and also acquired 1,666,666 newly issued shares of Great Ajax common stock, at a per share price of $6.60, for a total purchase price of $11 million.

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
Our commercial mortgage loans may be fixed or floating rate and will generally have maturities ranging from one to ten years. We typically originate and acquire first lien loans but may also originate and acquire subordinated loans. As of September 30, 2023, all of our commercial mortgage loans were first-lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
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
Our consolidation of Longbridge also resulted in Longbridge's existing MSRs, as well as the MSRs that Longbridge continues to acquire in connection with its business, being included in our total assets on our balance sheet. The majority of Longbridge's existing MSRs relate to HECM loans that Longbridge pooled and securitized into HMBS and then sold into the secondary market with servicing rights retained. In accordance with U.S. GAAP, so long as Longbridge retains such mortgage servicing rights and the obligations relating thereto, such HECM loans do not meet the requirement for sale accounting in accordance with US GAAP and remain on Longbridge's balance sheet. The sold HMBS securities are accounted for as secured borrowings. In addition, Longbridge opportunistically acquires, in the secondary market or otherwise, MSRs associated with either proprietary reverse mortgage loans, HECMs or HECM buyout loans.

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
Trends and Recent Market Developments
Market Overview
•After temporarily pausing in June following ten consecutive interest rate hikes, in July the U.S. Federal Reserve, or the “Federal Reserve,” increased the target range for the federal funds rate by another 25 basis points to 5.25%–5.50%, its highest level since 2001, before pausing again in September. At a press conference following the September meeting, Chair Powell acknowledged that despite the pause, “we’re prepared to raise rates further if appropriate, and we intend to hold policy at a restrictive level until we’re confident that inflation is moving down sustainably toward our objective.” During the third quarter, the Federal Reserve also continued to reinvest only principal payments that exceeded monthly caps of $60 billion on U.S. Treasury securities and $35 billion on Agency RMBS.
•Interest rates increased in the third quarter, particularly long-term interest rates, which caused the inversion of the yield curve to subside somewhat. The yield on the 2-year Treasury increased by 15 basis points quarter over quarter to 5.04%, while the yield on the 10-year Treasury increased by 73 basis points to 4.57%. Toward the end of the quarter, the 2-year yield reached its highest level since July 2006, and the 10-year yield reached its highest level since October 2007. Meanwhile, interest rate volatility, as measured by the MOVE Index, remained elevated throughout the third quarter.
•SOFR rates also continued to rise in the third quarter. One-month SOFR increased by 18 basis points to 5.32% at quarter end, and three-month SOFR increased by 13 basis points to 5.40%. SOFR drives many of our financing costs.
•Mortgage rates moved in sympathy with long-term interest rates during the quarter. The Freddie Mac survey 30-year mortgage rate increased from 6.70% on June 29th to 7.35% on September 28th, its highest level since December 2000. The Mortgage Bankers Association’s Refinance Index remained at an historically depressed level, decreasing by 8.7% from June 30th to September 29th, and overall prepayment speeds remained extremely low. Fannie Mae 30-year MBS registered CPRs of 5.6 in July, 6.1 in August, and 5.2 in September.

•After falling by 4.5% over the second half of 2022, the S&P CoreLogic Case-Shiller US National Home Price NSA Index increased by 5.8% year-to-date through August, setting a new all-time high for the index. Meanwhile, after decreasing by 28.7% in 2022, the National Association of Realtors Housing Affordability Index declined an additional 16.1% year-to-date through August 2023, as higher mortgage rates and record home prices continued to stress housing affordability.
•U.S. real GDP increased at an estimated annualized rate of 4.9% in the third quarter of 2023, up from the 2.1% annualized growth rate recorded in the prior quarter. Meanwhile, the unemployment rate remained low, registering 3.5% in July, and 3.8% in both August and September.
•Inflation declined modestly during the first half of the year before increasing again in the third quarter. The 12-month percentage change in the Consumer Price Index for All Urban Consumers (“CPI-U"), not seasonally adjusted, registered 3.2% in July and 3.7% in both August and September. This compared to 12-month percentage changes of 4.9% in April, 4.0% in May, and 3.0% in June 2023.
•For the third quarter, the Bloomberg Barclays U.S. MBS Index posted a negative return of (4.13%) and a negative excess return (on a duration-adjusted basis) of (0.88%) relative to the Bloomberg Barclays U.S. Treasury Index, driven by underperformance of the mortgage basis in September. Meanwhile, the Bloomberg Barclays U.S. Corporate Bond Index posted a negative return of (3.19%) and an excess return of 0.81%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index posted a return of 0.48% and an excess return of 1.06%.
•Despite strong performance in July, U.S. equity markets finished lower for the third quarter overall, driven by negative results in September. For the quarter, the NASDAQ declined by 4.1%, the S&P 500 was down 3.6%, and the Dow Jones Industrial Average fell by 2.6%, while the VIX volatility index rose in August and again in the second half of September. Meanwhile, London's FTSE 100 index increased by 1.0% and the MSCI World global equity index fell 3.8%, quarter over quarter.
Portfolio Overview and Outlook—Investment Portfolio
Investment Portfolio—Credit(1)
The following tables summarize the long investments in our credit portfolio as of September 30, 2023 and June 30, 2023.

	September 30, 2023		June 30, 2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Dollar Denominated:
CLOs(2)	$29,294	0.8%	$24,722	0.6%
CMBS	20,587	0.5%	20,752	0.5%
Commercial Mortgage Loans and REO(3)(4)	365,329	9.4%	419,915	10.7%
Consumer Loans and ABS backed by Consumer Loans(2)	90,474	2.3%	93,116	2.4%
Other ABS	1,285	—%	—	—%
Corporate Debt and Equity and Corporate Loans	21,836	0.6%	21,907	0.6%
Debt and Equity Investments in Loan Origination Entities(5)	37,947	1.0%	38,815	1.0%
Non-Agency RMBS	259,543	6.7%	224,075	5.7%
Non-QM Loans and Retained Non-QM RMBS(6)	2,060,036	53.0%	2,077,870	53.2%
Residential Transition Loans and Other Residential Mortgage Loans and REO(3)	975,667	25.1%	963,772	24.7%
Non-Dollar Denominated:
CLOs(2)	1,578	0.1%	1,738	0.1%
Corporate Debt and Equity	177	—%	238	—%
RMBS(7)	19,608	0.5%	20,979	0.5%
Total Long Credit Portfolio	$3,883,361	100.0%	$3,907,899	100.0%
Less: Non-retained Tranches of Consolidated non-QM Securitization Trusts	1,398,748		1,458,673
Total Long Credit Portfolio excluding Non-retained Tranches of Consolidated non-QM Securitization Trusts	$2,484,613		$2,449,226
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
The total long credit portfolio, excluding non-retained tranches of consolidated non-QM securitization trusts, increased slightly to $2.48 billion as of September 30, 2023, from $2.45 billion as of June 30, 2023. Our non-QM and residential transition loan portfolios increased sequentially, as net purchases exceeded principal paydowns, and we also net purchased non-Agency RMBS during the quarter. Conversely, our commercial mortgage bridge loan portfolio continued to shrink, as loan paydowns in that portfolio again significantly exceeded new originations during the quarter.
Higher net interest income and significant net gains on our interest rate hedges drove the positive results in our credit strategy. A portion of this income was offset by net realized and unrealized losses on our consumer loans, non-QM loans, commercial mortgage bridge loans, and CMBS. Our residential and commercial mortgage loan portfolios continue to experience low levels of credit losses and strong overall credit performance, although we have seen an uptick in delinquencies in these portfolios recently and are monitoring developments closely.
During the quarter, borrowing costs on our credit investments increased, driven by higher short-term interest rates. At the same time, our asset yields also increased, and we continued to benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate. As a result, the net interest margin on our credit portfolio (which represents the weighted average asset yield less the weighted average secured financing cost of funds, as adjusted to include the effect of actual and accrued periodic payments on interest rate swaps used to hedge the assets) increased slightly quarter over quarter to 2.95% from 2.91%.
Supplemental Credit Portfolio Information:
The table below details certain information regarding our investments in commercial mortgage loans as of September 30, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans(3)(4)	$473,716	$4	$473,720	$90	$(2,844)	$470,966	11.43%	11.32%	0.79
(1)Excludes commercial mortgage loans in non-accrual status, with a fair value of $32.2 million.
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
(4)As of September 30, 2023 all of our commercial mortgage loans were first-lien mortgages, the vast majority of which have floating rates with a rate floor.
The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of September 30, 2023:

Property Type(1)	September 30, 2023
Multifamily	67.3%
Hotel	9.1%
Office	7.1%
Industrial	5.7%
Retail	5.4%
Mobile Home Community	4.0%
Self Storage	1.4%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.

The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of September 30, 2023:

Property Location by U.S. State(1)	September 30, 2023
Florida	19.1%
Georgia	12.7%
Texas	12.6%
New York	12.3%
Arizona	5.9%
Michigan	5.7%
Indiana	5.0%
All other states <5%	26.7%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.
The table below summarizes our interests in residential mortgage loans by loan type and REO resulting from the foreclosure of residential mortgage loans as of September 30, 2023:

	September 30, 2023
Loan Type	Unpaid Principal Balance	Fair Value
	In thousands
Non-QM Loans	$2,294,619	$2,021,875
Residential Transition Loans	960,128	955,035
Other Residential Loans	12,096	10,605
Total Residential Mortgage Loans	$3,266,843	$2,987,515
Residential REO(1)		10,011
Total residential mortgage loans and residential REO(1)		$2,997,526
(1)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
The following table provides additional details about our investments in unconsolidated entities as of September 30, 2023:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	$23,200
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	8,368
		31,568
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans	65,384
Equity investments in securitization-related risk retention vehicles	Consumer Loans and European RMBS	3,252
Equity investments in securitization-related risk retention vehicles	Residential Mortgage Loan	6,956
Other	Various	6,314
		81,906
		$113,474

Investment Portfolio—Agency RMBS

	September 30, 2023		June 30, 2023
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$914,262	94.8%	$872,726	95.0%
Floating Rate	5,154	0.5%	5,329	0.6%
Reverse Mortgages	33,529	3.5%	26,928	2.9%
IOs	11,341	1.2%	13,511	1.5%
Total Long Agency RMBS	$964,286	100.0%	$918,494	100.0%
Our total long Agency RMBS portfolio increased by 5% quarter over quarter to $964.3 million, as opportunistic purchases exceeded sales, principal payments, and net losses.
In the third quarter, Agency RMBS faced the significant headwinds of elevated market volatility and rising long-term interest rates. Yield spreads widened and Agency RMBS significantly underperformed U.S. Treasury securities and interest rate swaps for the quarter, with lower coupon RMBS exhibiting the most pronounced underperformance. Meanwhile, our delta-hedging costs, which are tied to interest rate volatility, remained high. Overall, net losses on our Agency RMBS and negative net interest income exceeded net gains on our interest rate hedges, resulting in a net loss in our Agency RMBS strategy for the quarter.
During the quarter, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. We ended the third quarter with a net short TBA position, both on a notional basis and as measured by 10-year equivalents. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.
In the Agency strategy, the increase in our cost of funds exceeded the increase in our asset yields; as a result, the net interest margin on our Agency RMBS, excluding the Catch-up Amortization Adjustment, decreased to 1.05% from 1.31%. Average pay-ups on our specified pools decreased slightly to 0.75% as of September 30, 2023, as compared to 0.78% as of June 30, 2023.
As of September 30, 2023, the weighted average net pass-through rate on our fixed-rate specified pools was 3.9% as compared to 3.8% and 3.4%, as of June 30, 2023 and December 31, 2022, respectively. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was 9.2% for the three-month period ended September 30, 2023.
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022, and September 30, 2022.

	Three-Month Period Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Three-Month Constant Prepayment Rates(1)	7.0	6.2	4.8	7.7	9.5
(1)Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2023 and June 30, 2023:

		September 30, 2023			June 30, 2023
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50–1.99	$7,793	$6,534	33	$8,037	$6,968	32
	2.00–2.49	11,085	9,571	46	19,082	17,010	27
	2.50–2.99	51,343	45,770	19	29,245	26,992	34
	3.00–3.49	7,480	6,924	71	7,945	7,495	67
	3.50–3.99	12,490	11,757	84	13,279	12,776	79
	4.00–4.49	1,591	1,527	102	1,665	1,623	97
	4.50–4.99	258	251	163	287	282	147
Total 15-year fixed-rate mortgages		92,040	82,334	39	79,540	73,146	45
20-year fixed-rate mortgages:
	2.00–2.49	2,290	1,848	32	2,332	1,989	31
	2.50–2.99	4,126	3,440	33	4,208	3,701	32
	4.50–4.99	279	265	117	285	281	115
Total 20-year fixed-rate mortgages		6,695	5,553	36	6,825	5,971	35
30-year fixed-rate mortgages:
	2.00–2.49	23,829	18,275	23	25,175	20,613	22
	2.50–2.99	86,907	69,508	29	89,113	75,864	28
	3.00–3.49	155,049	130,311	39	180,513	160,590	33
	3.50–3.99	121,171	105,940	56	123,626	114,124	55
	4.00–4.49	119,900	108,395	59	127,168	120,908	55
	4.50–4.99	118,999	110,439	34	97,979	95,145	42
	5.00–5.49	151,919	144,117	17	103,976	102,532	24
	5.50–5.99	68,379	66,274	5	54,764	54,690	6
	6.00–6.49	45,832	45,401	5	24,688	25,046	10
	6.50–6.99	27,500	27,715	3	23,532	24,097	3
Total 30-year fixed-rate mortgages		919,485	826,375	33	850,534	793,609	35
Total fixed-rate Agency RMBS		$1,018,220	$914,262	33	$936,899	$872,726	36
Portfolio Overview and Outlook—Longbridge
As discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements, when Longbridge pools HECM loans into HMBS, such transfers do not qualify as sales under U.S. GAAP, and as a result, such transactions are treated as secured borrowings on our Condensed Consolidated Balance Sheet. The HECM loans are included in Loans, at fair value, and the related liabilities are reflected as HMBS-related obligations, at fair value. After pooling the HECM loans into HMBS, Longbridge retains the mortgage servicing rights associated with such HMBS, which we refer to as the "HMBS MSR Equivalent." Additionally, Longbridge typically retains the MSRs associated with the proprietary reverse mortgage loans that it originates and has acquired MSRs in the secondary market. We refer to the HMBS MSR Equivalent and MSRs collectively as our "MSR-related Net Assets."

The following table summarizes Longbridge's loan-related assets(1) as of September 30, 2023 and June 30, 2023:

(In thousands)	September 30, 2023	June 30, 2023
	(In thousands)
HMBS assets(2)	$8,256,881	$8,158,304
Less: HMBS liabilities	(8,181,922)	(8,055,288)
HMBS MSR Equivalent	74,959	103,016
Unsecuritized HECM loans(3)	135,061	132,845
Proprietary reverse mortgage loans	247,021	185,052
MSRs	29,653	7,473
Unsecuritized REO	1,484	1,417
Total	$488,178	$429,803
(1)This information does not include financial derivatives or loan commitments.
(2)Includes HECM loans, REO, and claims or other receivables.
(3)As of September 30, 2023, includes $7.3 million of assignable HECM Buyout Loans, $12.1 million of non-assignable HECM Buyout Loans, and $4.7 million of other inactive HECM loans. As of June 30, 2023, includes $9.9 million of assignable HECM Buyout Loans, $14.1 million of non-assignable HECM Buyout Loans, and $4.6 million of other inactive HECM loans.
Our Longbridge portfolio generated positive results for the quarter, driven primarily by net gains on interest rate hedges, which were partially offset by net losses on MSR-related Net Assets and proprietary loans, and a net loss in originations. In originations, the combination of higher interest rates and wider yield spreads negatively impacted gain-on-sale margins on both HECM and proprietary loans, which more than offset a modest uptick in overall origination volumes.
Net losses on MSR-related Net Assets consisted primarily of an aggregate mark-to-market loss of $8.2 million, as a significant mark-to-market loss on existing MSR-related Net Assets was partially offset by a significant mark-to-market gain on the MSR portfolio we acquired out of a bankruptcy proceeding on July 1st. The mark-to-market loss on existing MSR-related Net Assets resulted from our adoption of more conservative valuation assumptions in light of current market conditions. These revised assumptions included both higher NPV discount rates (reflecting higher market interest rates and reduced liquidity in the reverse mortgage sector) and reduced projected cash flows (reflecting upward adjustments to assumed sub-servicing expenses and downward adjustments to projected income from tail securitizations). The mark-to-market gain on the MSR portfolio we acquired out of bankruptcy resulted from our application of our revised, more conservative valuation assumptions to that portfolio, which we were able to purchase out of bankruptcy at a distressed price.
Longbridge's portfolio increased by 14% sequentially to $488.2 million as of September 30, 2023 driven primarily by proprietary reverse mortgage loan originations and the July MSR portfolio acquisition. These increases were partially offset by the above-referenced mark-to-market loss on our existing MSR-related Net Assets.
Supplemental Longbridge Information:
The following table summarizes origination volumes by channel for the three-month periods ended September 30, 2023 and June 30, 2023:

($ In thousands)	September 30, 2023			June 30, 2023
Channel	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume
Retail	384	$55,576	18%	397	$62,037	21%
Wholesale and correspondent	1,367	251,215	82%	1,338	235,375	79%
Total	1,751	$306,791	100%	1,735	$297,412	100%
(1)Represents initial borrowed amounts on reverse mortgage loans.

Corporate/Other
Our results for the quarter reflect a significant gain, driven by higher interest rates, on the fixed payer interest rate swaps that we held in connection with the then-pending merger with Great Ajax Corp.; partially offset by a net loss, also driven by higher interest rates, on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt, or "Senior Notes," and our preferred equity. Our results for the quarter also reflect expenses related to our pending merger with Arlington Asset Investment Corp. and our then-pending merger with Great Ajax Corp.
On October 20, 2023, we announced the mutual termination of our previously announced merger with Great Ajax Corp. Including activity both in the third quarter and through October, the net gains on the hedges we held in connection with this transaction covered all of our costs associated with this transaction, including mark-to-market losses on our termination-related investment in the common shares of Great Ajax Corp. When the merger was mutually terminated, we neutralized the associated hedges.
We expect to close our pending merger with Arlington Asset Investment Corp. prior to year end.
Financing—Overall
We have various financing arrangements in place as of September 30, 2023, including both secured and unsecured borrowings. We use repos, secured lines of credit, and various other secured borrowings to finance our portfolios, each of which we account for as collateralized borrowings. We have also obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans and certain of our consumer loans. Additionally, as an issuer of HMBS, we account for HMBS-related obligations as secured borrowings. Finally, as of September 30, 2023, we had outstanding Senior Notes of $210.0 million, which mature in April 2027 and bear an interest rate of 5.875%. The indenture governing the outstanding Senior Notes contains a number of covenants, including several financial covenants. See Note 13 for additional details on our Senior Notes.
As of September 30, 2023, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet) were $4.3 billion, of which approximately 19.8%, or $847.4 million, related to our Agency RMBS holdings. The remaining outstanding borrowings related to our credit portfolio and Longbridge. Additionally, we had $8.2 billion of HMBS-related obligations.
The following table details our borrowings outstanding and debt-to-equity ratios as of September 30, 2023 and June 30, 2023:

	As of
($ in thousands)	September 30, 2023	June 30, 2023
Recourse(1) borrowings:
Repurchase agreements	$2,573,043	$2,557,864
Other secured borrowings	301,131	242,900
Senior Notes, at par	210,000	210,000
Total recourse borrowings	$3,084,174	$3,010,764
Debt-to-equity ratio based on total recourse borrowings(1)	2.3:1	2.2:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities	2.2:1	2.1:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	2.3:1	2.1:1
Non-Recourse(3) Borrowings:
Other Secured Borrowings, at fair value(4)	1,404,567	1,472,368
HMBS-related obligations, at fair value	8,181,922	8,055,288
Total non-recourse borrowings	9,586,489	9,527,656
Total Recourse and Non-Recourse Borrowings	$12,670,663	$12,538,420
Debt-to-equity ratio based on total recourse and non-recourse borrowings	9.5:1	9.3:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities	9.4:1	9.2:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	9.4:1	9.2:1

(1)As of both September 30, 2023 and June 30, 2023, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 2.4:1 and 2.3:1 as of September 30, 2023 and June 30, 2023, respectively.
(2)For unsettled purchases and sales, assumes associated borrowings are subject to haircuts of 5.0% and 5.2% as of September 30, 2023 and June 30, 2023, respectively.
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
Our debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales, increased to 9.4:1 as of September 30, 2023 as compared to 9.2:1 as of June 30, 2023. This increase was due primarily to an increase in total borrowings and a decrease in total equity. Our recourse debt-to-equity ratio, excluding U.S. Treasury securities and adjusted for unsettled purchases and sales, increased to 2.3:1 from 2.1:1, period over period.
Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
Our secured financing costs include interest expense related to our repo borrowings and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet but exclude HMBS-related obligations). For the three-month period ended September 30, 2023, the average cost of funds on our secured financings increased to 5.55%, as compared to 5.31% for the three-month period ended June 30, 2023. The period-over-period increase was primarily driven by higher short-term interest rates. Our unsecured financing costs consist of interest expense related to our Senior Notes. For each of the three-month periods ended September 30, 2023 and June 30, 2023, the average borrowing rate on our unsecured financings was 5.88%. Our average cost of funds, including both secured and unsecured financings, increased to 5.57% from 5.34% over the same period.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended September 30, 2023 and 2022 the Catch-Up Amortization Adjustment was $0.3 million and $1.6 million, respectively. For the nine-month periods ended September 30, 2023 and 2022, we recognized a Catch-Up Amortization Adjustment of $(0.6) million and $3.1 million, respectively. The Catch-up Amortization Adjustment is reflected as an increase (decrease) to Interest income on the Condensed Consolidated Statement of Operations.
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
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements for a description of relevant recent accounting pronouncements, if any.

Financial Condition
The following table summarizes the fair value of our consolidated portfolio of investments(1) as of September 30, 2023 and December 31, 2022.

(In thousands)	September 30, 2023	December 31, 2022
Long:
Investment Portfolio:
Credit:
Dollar Denominated:
CLO(2)	$29,294	$29,930
CMBS	20,587	18,253
Commercial Mortgage Loans and REO(3)(5)	365,329	492,648
Consumer Loans and ABS backed by Consumer Loans(2)	90,474	94,993
Other ABS	1,285	—
Corporate Debt and Equity and Corporate Loans	21,836	18,084
Debt and Equity Investments in Loan Origination Entities(4)	37,947	42,581
Non-Agency RMBS	259,543	204,498
Non-QM Loans and Retained Non-QM RMBS(6)	2,060,036	2,216,843
Residential Transition Loans and Other Residential Mortgage Loans and REO(3)	975,667	940,296
Non-Dollar Denominated:
CLO(2)	1,578	1,672
Corporate Debt and Equity	177	206
RMBS(7)	19,608	20,714
Agency:
Fixed-Rate Specified Pools	914,262	915,128
Floating-Rate Specified Pools	5,154	6,254
IOs	11,341	16,892
Reverse Mortgage Pools	33,529	29,989
Government Debt	74,378	87,422
Longbridge:
Reverse Mortgage Loans	8,633,382	8,097,237
MSRs	29,653	8,108
REO(3)	4,558	7,282
Total Long	$13,589,618	$13,249,030
Short:
Investment Portfolio:
Credit:
Dollar Denominated:
Corporate Equity	$(188)	$—
Government Debt:
Dollar Denominated	(138,970)	(185,424)
Non-Dollar Denominated	(24,674)	(23,779)
Total Short	$(163,832)	$(209,203)
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
(7)Includes an investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of September 30, 2023.

	September 30, 2023
	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$299	$(42,990)	$(42,691)	$3,617
Total Net Mortgage-Related Derivatives				3,617
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	148,984	(732,784)	(583,800)	(6,861)
Total Return Swaps on Corporate Bond Indices and Corporate Debt(3)	1,995	—	1,995	16
Warrants(3)	566	—	566	1,517
Total Net Corporate-Related Derivatives				(5,328)
Interest Rate-Related Derivatives:
TBAs	46,102	(342,591)	(296,489)	6,143
Interest Rate Swaps	1,325,765	(2,918,171)	(1,592,406)	148,825
U.S. Treasury Futures(4)	1,900	(276,600)	(274,700)	6,002
Total Interest Rate-Related Derivatives				160,970
Other Derivatives:
Foreign Currency Forwards(5)	—	(22,253)	(22,253)	244
Total Net Other Derivatives				244
Net Total				$159,503
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 9 of the notes to the consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of September 30, 2023, derivative assets and derivative liabilities were $198.0 million and $(38.5) million, respectively, for a net fair value of $159.5 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of September 30, 2023, a total of 19 long and 2,517 short U.S. Treasury futures contracts were held.
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
As of September 30, 2023, our Condensed Consolidated Balance Sheet reflected total assets of $14.4 billion and total liabilities of $13.1 billion. As of December 31, 2022, our Condensed Consolidated Balance Sheet reflected total assets of $14.1 billion and total liabilities of $12.9 billion. Our investments in securities, loans, MSRs, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $13.8 billion as of September 30, 2023. Our investments in securities, loans, MSRs, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $13.4 billion as of December 31, 2022. Our investments in securities sold short and financial derivatives included in total liabilities were $202.4 million and $263.4 million as of September 30, 2023 and December 31, 2022, respectively. As of both September 30, 2023 and December 31, 2022, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. We primarily use short positions in U.S. Treasury securities and sovereign bonds to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of September 30, 2023 and December 31, 2022, we had a net short notional TBA position of $296.5 million and $528.4 million, respectively.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of September 30, 2023 indebtedness outstanding on our repos was approximately $2.6 billion. As of September 30, 2023, our assets financed with repos consisted of Agency RMBS of $862.8 million, credit portfolio assets of $2.1 billion, reverse mortgage loans of $99.9 million, and U.S. Treasury securities of $76.1 million. As of September 30, 2023, outstanding indebtedness under repos was $847.4 million for Agency RMBS, $1.6 billion for credit portfolio assets, $78.4 million of reverse mortgage loans, and $76.7 million for U.S. Treasury securities. As of December 31, 2022 indebtedness outstanding on our repos was approximately $2.6 billion. As of December 31, 2022, our assets financed with repos consisted of Agency RMBS of $976.5 million, credit portfolio assets of $2.2 billion, and U.S. Treasury securities of $69.0 million. As of December 31, 2022, outstanding indebtedness under repos was $939.7 million for Agency RMBS, $1.6 billion for credit portfolio assets, and $69.3 million for U.S. Treasury securities.
In addition to our repos, as of September 30, 2023 we had Total other secured borrowings of $1.7 billion, used to finance $2.0 billion of non-QM loans, ABS backed by consumer loans, reverse mortgage loans, and MSRs. This compares to Total other secured borrowings of $1.8 billion as of December 31, 2022, used to finance $2.1 billion of non-QM loans, ABS backed by consumer loans, reverse mortgage loans, and MSRs. Additionally, as of September 30, 2023, we had HMBS-related obligations of $8.2 billion collateralized by $8.3 billion of HMBS assets, and as of December 31, 2022, we had HMBS-related obligations of $7.8 billion collateralized by $7.9 billion of HMBS assets, which include HECM loans as well as REO and claims and other receivables. In addition to our secured borrowings, we had $210.0 million of Senior Notes outstanding as of both September 30, 2023 and December 31, 2022.
As of September 30, 2023 and December 31, 2022, our debt-to-equity ratio was 9.5:1 and 10.2:1, respectively. Our recourse debt-to-equity ratio was 2.3:1 as of September 30, 2023 as compared to 2.5:1 as of December 31, 2022. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of September 30, 2023, our equity increased by $116.5 million to $1.337 billion from $1.221 billion as of December 31, 2022. The increase principally consisted of net income of $68.6 million, net proceeds from the issuance of shares of preferred stock of $96.5 million, after commissions and offering costs, net proceeds from the issuance of shares of common stock of $75.0 million, after commissions and offering costs, and contributions from our non-controlling interests of $6.9 million. These increases were partially offset by common and preferred dividends of $109.3 million, repurchases of common stock of $12.4 million, and distributions to non-controlling interests of $9.8 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.313 billion as of September 30, 2023. As of September 30, 2023, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $14.33.

Results of Operations
The following tables summarizes our results of operations by segment (as applicable) for the three- and nine-month periods ended September 30, 2023 and 2022:

	Three-Month Period Ended September 30, 2023				Three-Month Period Ended September 30, 2022(1)
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total	Investment Portfolio	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$89,445	$5,190	$1,581	$96,216	$77,887	$705	$78,592
Interest expense	(58,045)	(7,540)	(3,117)	(68,702)	(38,121)	(3,959)	(42,080)
Net interest income	31,400	(2,350)	(1,536)	27,514	39,766	(3,254)	36,512
Other Income (Loss)(1)
Realized and unrealized gains (losses) on securities and loans, net	(77,345)	(3,867)	—	(81,212)	(183,997)	—	(183,997)
Realized and unrealized gains (losses) on financial derivatives, net	47,282	23,948	10,847	82,077	80,223	(10,969)	69,254
Realized and unrealized gains (losses) on real estate owned, net	(1,867)	—	—	(1,867)	(139)	—	(139)
Unrealized gains (losses) on other secured borrowings, at fair value, net	18,660	—	—	18,660	79,430	—	79,430
Unrealized gains (losses) on Senior Notes, at fair value	—	—	(4,410)	(4,410)	—	9,135	9,135
Net change from reverse mortgage loans, at fair value	—	99,929	—	99,929	—	—	—
Net change related to HMBS obligations, at fair value	—	(115,729)	—	(115,729)	—	—	—
Other, net	1,301	27,471	—	28,772	(31)	—	(31)
Total other income (loss)	(11,969)	31,752	6,437	26,220	(24,514)	(1,834)	(26,348)
Expenses
Base management fee to affiliate, net of fee rebates(2)	—	—	4,890	4,890	—	3,950	3,950
Other investment related expenses	2,330	7,273	—	9,603	5,968	—	5,968
Other operating expenses	1,441	18,046	5,472	24,959	1,152	3,393	4,545
Total expenses	3,771	25,319	10,362	39,452	7,120	7,343	14,463
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	15,660	4,083	(5,461)	14,282	8,132	(12,431)	(4,299)
Income tax expense (benefit)	—	—	224	224	—	(81)	(81)
Earnings (losses) from investments in unconsolidated entities	(978)	—	—	(978)	(25,513)	—	(25,513)
Net Income (Loss)	14,682	4,083	(5,685)	13,080	(17,381)	(12,350)	(29,731)
Net income (loss) attributable to non-controlling interests	438	(12)	83	509	156	(420)	(264)
Dividends on preferred stock	—	—	5,980	5,980	—	3,823	3,823
Net Income (Loss) Attributable to Common Stockholders	$14,244	$4,095	$(11,748)	$6,591	$(17,537)	$(15,753)	$(33,290)
Net Income (Loss) Per Common Share	$0.21	$0.06	$(0.17)	$0.10	$(0.29)	$(0.26)	$(0.55)
(1)Conformed to current period presentation.
(2)See Note 15 of the notes to the consolidated financial statements for further details on management fee rebates.

	Nine-Month Period Ended September 30, 2023				Nine-Month Period Ended September 30, 2022(1)
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total	Investment Portfolio	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$254,932	$11,862	$4,688	$271,482	$191,329	$1,059	$192,388
Interest expense	(164,388)	(18,003)	(9,361)	(191,752)	(72,432)	(9,689)	(82,121)
Net interest income	90,544	(6,141)	(4,673)	79,730	118,897	(8,630)	110,267
Other Income (Loss)(1)
Realized and unrealized gains (losses) on securities and loans, net	(53,295)	5,801	—	(47,494)	(528,525)	—	(528,525)
Realized and unrealized gains (losses) on financial derivatives, net	61,841	33,307	2,366	97,514	206,241	(19,051)	187,190
Realized and unrealized gains (losses) on real estate owned, net	(1,989)	—	—	(1,989)	101	—	101
Unrealized gains (losses) on other secured borrowings, at fair value, net	1,133	—	—	1,133	202,329	—	202,329
Unrealized gains (losses) on Senior Notes, at fair value	—	—	2,100	2,100	—	16,485	16,485
Net change from reverse mortgage loans, at fair value	—	295,170	—	295,170	—	—	—
Net change related to HMBS obligations, at fair value	—	(271,840)	—	(271,840)	—	—	—
Other, net	4,624	33,341	—	37,965	1,022	—	1,022
Total other income (loss)	12,314	95,779	4,466	112,559	(118,832)	(2,566)	(121,398)
Expenses
Base management fee to affiliate, net of fee rebates(2)	—	—	14,759	14,759	—	12,206	12,206
Other investment related expenses	6,779	20,890	—	27,669	16,857	3,615	20,472
Other operating expenses	4,361	55,693	17,504	77,558	3,330	11,124	14,454
Total expenses	11,140	76,583	32,263	119,986	20,187	26,945	47,132
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	91,718	13,055	(32,470)	72,303	(20,122)	(38,141)	(58,263)
Income tax expense (benefit)	—	—	328	328	—	(14,867)	(14,867)
Earnings (losses) from investments in unconsolidated entities	(3,403)	—	—	(3,403)	(54,284)	—	(54,284)
Net Income (Loss)	88,315	13,055	(32,798)	68,572	(74,406)	(23,274)	(97,680)
Net income (loss) attributable to non-controlling interests	2,522	(35)	603	3,090	287	(1,362)	(1,075)
Dividends on preferred stock	—	—	17,077	17,077	—	11,468	11,468
Net Income (Loss) Attributable to Common Stockholders	$85,793	$13,090	$(50,478)	$48,405	$(74,693)	$(33,380)	$(108,073)
Net Income (Loss) Per Common Share	$1.26	$0.20	$(0.74)	$0.72	$(1.25)	$(0.57)	$(1.82)
(1)Conformed to current period presentation.
(2)See Note 15 of the notes to the consolidated financial statements for further details on management fee rebates.
Results of Operations for the Three-Month Periods Ended September 30, 2023 and 2022
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended September 30, 2023 we had net income (loss) attributable to common stockholders of $6.6 million, compared to $(33.3) million for the three-month period ended September 30, 2022. The reversal in our results of operations was primarily due to total other income in the current period, as compared to total other loss in the prior period. These net gains for the three-month period ended September 30, 2023 were partially offset by an increase in preferred dividends and total expenses as well as a decrease in net interest income, period over period.
Interest Income
Interest income was $96.2 million for the three-month period ended September 30, 2023, as compared to $78.6 million for the three-month period ended September 30, 2022. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the three-month period ended September 30, 2023 increased to $89.4 million as compared to $77.9 million for the three-month period ended September 30, 2022.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended September 30, 2023 and 2022:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended September 30, 2023	$75,361	$4,153,697	7.26%	$10,491	$1,040,433	4.03%	$85,852	$5,194,130	6.61%
Three-month period ended September 30, 2022	$66,026	$4,379,384	6.03%	$10,781	$1,397,945	3.08%	$76,807	$5,777,329	5.32%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the three-month period ended September 30, 2023, interest income from our credit portfolio was $75.4 million, as compared to $66.0 million for the three-month period ended September 30, 2022. This period-over-period increase was primarily due to higher average asset yields partially offset by the slightly smaller size of the credit portfolio for the three-month period ended September 30, 2023.
For the three-month period ended September 30, 2023, interest income from our Agency RMBS was $10.5 million, as compared to $10.8 million for the three-month period ended September 30, 2022. This period-over-period decrease was due to the smaller size of the Agency portfolio partially offset by higher average asset yields for the three-month period ended September 30, 2023.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Amortization Adjustment. For the three-month periods ended September 30, 2023 and 2022, we had a positive Catch-up Amortization Adjustment of $0.3 million and $1.6 million, respectively, which increased our interest income. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.90% and 6.58%, respectively, for the three-month period ended September 30, 2023. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.63% and 5.21%, respectively, for the three-month period ended September 30, 2022.
In addition, we had $1.1 million of interest income from investments in U.S. Treasury securities for the three-month period ended September 30, 2023, which we generally use to adjust our exposure to changes in interest rates.
Longbridge
For the three-month period ended September 30, 2023, interest income from the Longbridge segment was $5.2 million, which primarily relates to proprietary reverse mortgage loans.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the three-month periods ended September 30, 2023 and 2022, we had total interest expense of $68.7 million and $42.1 million, respectively.
Investment Portfolio
The total interest expense in our investment portfolio segment increased to $58.0 million for the three-month period ended September 30, 2023, as compared to $38.1 million for the three-month period ended September 30, 2022. The increase in interest expense was primarily the result of a significant increase in financing rates, together with larger average secured borrowings on our credit assets, and an increase in interest expense related to our securities sold short.

The table below summarizes the components of interest expense in our Investment Portfolio for the three-month periods ended September 30, 2023 and 2022.

	Three-Month Period Ended
(In thousands)	September 30, 2023	September 30, 2022
Repos and Total Other Secured Borrowings	$56,983	$37,195
Securities Sold Short (1)	1,008	925
Other	54	1
Total	$58,045	$38,121
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the three-month periods ended September 30, 2023 and 2022.

	Three-Month Period Ended
	September 30, 2023			September 30, 2022
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,292,421	$43,788	5.28%	$3,441,741	$31,983	3.69%
Agency RMBS	844,405	11,617	5.46%	1,229,624	5,038	1.63%
Subtotal(1)	4,136,826	55,405	5.31%	4,671,365	37,021	3.14%
U.S. Treasury Securities	116,212	1,578	5.39%	30,922	174	2.23%
Total	$4,253,038	$56,983	5.32%	$4,702,287	$37,195	3.14%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 3.86% and 2.79% for the three-month periods ended September 30, 2023 and 2022, respectively. Excluding the Catch-up Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including actual and accrued periodic payments on interest rate swaps as described above), was 2.72% and 2.42% for the three-month periods ended September 30, 2023 and 2022, respectively. These metrics do not include costs associated with any unsecured debt or costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Longbridge
For the three-month period ended September 30, 2023, interest expense related to the Longbridge segment was $7.5 million, primarily related to Other secured borrowings and repurchase agreements. Our average borrowings related to the Longbridge portfolio were $307.3 million, and our average cost of funds was 8.82%.
Corporate/Other
Certain items of interest expense are not allocated to either the investment portfolio segment or Longbridge segment, such as interest expense on our Senior Notes and certain cash collateral held by us. Total interest expense not allocated to either segment was $3.1 million and $4.0 million for the three-month periods ended September 30, 2023 and 2022, respectively. The decrease in interest expense was primarily due to a decrease in interest expense related to our Senior Notes as we repaid $86.0 million of unsecured long-term debt, which bore an interest rate of 5.50%, at maturity in September 2022.
The table below summarizes the components of interest expense not included in either segment for the three-month periods ended September 30, 2023 and 2022.

	Three-Month Period Ended
(In thousands)	September 30, 2023	September 30, 2022
Senior Notes	$3,084	3,917
Other (1)	33	42
Total	$3,117	$3,959
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.

Base Management Fees
Corporate/Other
For the three-month period ended September 30, 2023, the gross base management fee, which is based on total equity at the end of the quarter, was $5.0 million, and our Manager credited us with rebates on our base management fee of $0.1 million, resulting in a net base management fee of $4.9 million. For the three-month period ended September 30, 2022, the gross base management fee, which is based on total equity at the end of the quarter, was $4.4 million, and our Manager credited us with rebates on our base management fee of $0.4 million, resulting in a net base management fee of $4.0 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was due to a larger capital base at the end of the third quarter of 2023, as compared to 2022 as well as a decrease in the base management fee rebates.
Incentive Fee
Corporate/Other
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. No incentive fee was incurred for either of the three-month periods ended September 30, 2023 and 2022, since for each quarter during this period, our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended September 30, 2023 and 2022 other investment related expenses were $9.6 million and $6.0 million, respectively.
Investment Portfolio
For the three-month periods ended September 30, 2023 and 2022 other investment related expenses in our investment portfolio segment were $2.3 million and $6.0 million, respectively. The decrease in other investment related expenses was primarily due to debt issuance costs related to Other secured borrowings, at fair value, that were issued during the three-month period ended September 30, 2022, as well as a decrease in servicing expense on certain of our loan portfolios.
Longbridge
For the three-month period ended September 30, 2023, our other investment-related expenses related to the Longbridge segment were $7.3 million, primarily consisting of servicing expense related to reverse mortgage loans and various loan origination expenses.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $25.0 million for the three-month period ended September 30, 2023 as compared to $4.5 million for the three-month period ended September 30, 2022.
Investment Portfolio
Other operating expenses for our investment portfolio segment were $1.4 million and $1.2 million for the three-month periods ended September 30, 2023 and 2022, respectively. The slight increase in other operating expenses for the three-month period ended September 30, 2023 was primarily due to an increase in compensation and benefits expense.
Longbridge
For the three-month period ended September 30, 2023, other operating expenses related to the Longbridge segment were $18.0 million, primarily consisting of compensation and benefits expense, and to a lesser extent of various overhead costs including rent expense, licensing fees, expenses related to office equipment, and amortization of intangible assets.

Corporate/Other
For the three-month periods ended September 30, 2023 and 2022, other operating expenses not allocated to either the investment portfolio segment or Longbridge segment were $5.5 million and $3.4 million, respectively. The increase was primarily due to an increase in professional fees period over period.
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
Investment Portfolio
For the three-month period ended September 30, 2023, other income (loss) was $(12.0) million, consisting primarily of net realized and unrealized losses on our securities and loans of $(77.3) million, partially offset by net realized and unrealized gains on our financial derivatives of $47.3 million and net unrealized gains of $18.7 million on our Other secured borrowings, at fair value. Net realized and unrealized losses of $(77.3) million on our securities and loans primarily related to our non-QM loans and Agency RMBS, driven by higher interest rates, as well as to our commercial whole loans and ABS backed by consumer loans. Such losses were partially offset by net realized and unrealized gains of $47.3 million on our financial derivatives, which primarily related to net gains on interest rate swaps, net short TBA positions, and futures, driven by higher interest rates. We recognized net unrealized gains of $18.7 million on our Other secured borrowings, at fair value for the three-month period ended September 30, 2023, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized losses of $(10.4) million, which are included in Unrealized gains (losses) on securities and loans, net.
For the three-month period ended September 30, 2022, other income (loss) was $(24.5) million, consisting primarily of net realized and unrealized losses on our securities and loans of $(184.0) million, partially offset by $80.2 million of net realized and unrealized gains on our financial derivatives, and $79.4 million of net unrealized gains on our Other secured borrowings, at fair value. Rapidly rising interest rates and widening yield spreads drove net realized and unrealized losses of $(184.0) million on our securities and loans, primarily on our Agency RMBS, non-QM loans, non-Agency RMBS, and consumer loans and ABS backed by consumer loans. Such losses were partially offset by net realized and unrealized gains on short positions in U.S. Treasury securities and sovereign bonds, and CLOs. Net realized and unrealized gains of $69.3 million on our financial derivatives were primarily related to net realized and unrealized gains on interest rate swaps, short positions in TBAs, futures, and forwards, which were driven by rising interest rates during the quarter, and in the case of short positions in TBAs, also by widening yield spreads. We recognized net unrealized gains of $79.4 million on our Other secured borrowings, at fair value for the three-month period ended September 30, 2022, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized losses of $(97.9) million, which are included in Unrealized gains (losses) on securities and loans, net.
Longbridge
For the three-month period ended September 30, 2023, other income (loss) from the Longbridge segment was $31.8 million, consisting primarily of gains from Net change from reverse mortgage loans, at fair value of $99.9 million, realized and unrealized gains on financial derivatives of $23.9 million, and other income of $27.5 million primarily related to MSRs. Such gains were partially offset by Net change related to HMBS obligations, at fair value of $(115.7) million. Gains from Net change from reverse mortgage loans, at fair value of $99.9 million consisted primarily of interest income on HECM loans of $130.5 million, offset by a mark-to-market loss on the HMBS MSR Equivalent of $(30.3) million. The mark-to-market loss on the HMBS MSR Equivalent was due to our adoption of more conservative valuation assumptions in light of current market conditions. Other income of $27.5 million is primarily related to unrealized gains of $23.9 million on the MSRs acquired out of a bankruptcy proceeding in July 2023, and $2.2 million of servicing fees. Losses from Net change related to HMBS obligations, at fair value of $(115.7) million consists primarily of interest expenses of the HMBS obligation.
Corporate/Other
For the three-month period ended September 30, 2023, other income (loss) not allocated to either the investment portfolio segment or Longbridge segment was $6.4 million, consisting primarily of net realized and unrealized gains on the fixed payer interest rate swaps associated with the then-pending merger with Great Ajax Corp., partially offset by net realized and unrealized losses on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our Senior Notes, at fair value and our preferred equity, and net unrealized losses on our outstanding Senior Notes, at fair value. For the three-month period ended September 30, 2022, other income (loss) was $(1.8) million consisting of unrealized losses on our Senior notes, at fair value partially offset by net realized and unrealized gains on interest rate swaps related to our Senior notes.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $0.2 million for the three-month period ended September 30, 2023, as compared to $(0.1) million for the three-month period ended September 30, 2022.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $(1.0) million for the three-month period ended September 30, 2023, as compared to $(25.5) million for the three-month period ended September 30, 2022. Losses from investments in unconsolidated entities of $(1.0) million for the three-month period ended September 30, 2023 primarily related to unrealized losses on investments in the risk retention vehicles holding tranches of non-consolidated Ellington-sponsored non-QM securitizations in which we have participated, and risk retention vehicles related to unconsolidated consumer securitizations. Such losses were partially offset by net realized and unrealized gains from investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates, for the three-month period ended September 30, 2023. For the three-month period ended September 30, 2022, losses from investments in unconsolidated entities primarily related to unrealized losses on investments in loan originators, partially offset by net realized and unrealized gains in entities holding commercial mortgage loans and REO.
Results of Operations for the Nine-Month Periods Ended September 30, 2023 and 2022
Net Income (Loss) Attributable to Common Stockholders
For the nine-month period ended September 30, 2023 we had net income (loss) attributable to common stockholders of $48.4 million, compared to $(108.1) million for the nine-month period ended September 30, 2022. The reversal in our results of operations was primarily due to total other income in the current period, as compared to total other loss in the prior period. These net gains for the nine-month period ended September 30, 2023 was partially offset by an increase in preferred dividends and total expenses as well as a decrease in net interest income.
Interest Income
Interest income was $271.5 million for the nine-month period ended September 30, 2023, as compared to $192.4 million for the nine-month period ended September 30, 2022. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the nine-month period ended September 30, 2023 increased to $254.9 million as compared to $191.3 million for the nine-month period ended September 30, 2022.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the nine-month periods ended September 30, 2023 and 2022:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine-month period ended September 30, 2023	$218,884	$4,188,473	6.97%	$25,428	$989,018	3.43%	$244,312	$5,177,491	6.29%
Nine-month period ended September 30, 2022	$159,876	$3,863,208	5.52%	$30,028	$1,480,110	2.70%	$189,904	$5,343,318	4.74%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the nine-month period ended September 30, 2023, interest income from our credit portfolio was $218.9 million, as compared to $159.9 million for the nine-month period ended September 30, 2022. This period-over-period increase was primarily due to the larger size of the credit portfolio and higher average asset yields for the nine-month period ended September 30, 2023.

For the nine-month period ended September 30, 2023, interest income from our Agency RMBS was $25.4 million, as compared to $30.0 million for the nine-month period ended September 30, 2022. This period-over-period decrease was due to the smaller size of the Agency portfolio partially offset by higher average asset yields for the nine-month period ended September 30, 2023.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Amortization Adjustment. For the nine-month period ended September 30, 2023, we had a negative Catch-up Amortization Adjustment of $(0.6) million, which decreased our interest income. Comparatively, for the nine-month period ended September 30, 2022, we had a positive Catch-up Amortization Adjustment of $3.1 million, which increased our interest income. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.51% and 6.31%, respectively, for the nine-month period ended September 30, 2023. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.43% and 4.66%, respectively, for the nine-month period ended September 30, 2022.
In addition, we had $3.6 million of interest income from investments in U.S. Treasury securities for the nine-month period ended September 30, 2023, which we generally use to adjust our exposure to changes in interest rates.
Longbridge
For the nine-month period ended September 30, 2023, interest income from the Longbridge segment was $11.9 million, which primarily relates to proprietary reverse mortgage loans.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the nine-month periods ended September 30, 2023 and 2022, we had total interest expense of $191.8 million and $82.1 million, respectively.
Investment Portfolio
The total interest expense in our investment portfolio segment increased to $164.4 million for the nine-month period ended September 30, 2023, as compared to $72.4 million for the nine-month period ended September 30, 2022. The increase in interest expense was primarily the result of a significant increase in financing rates, together with larger average secured borrowings on our credit assets, and an increase in interest expense related to our securities sold short.
The table below summarizes the components of interest expense in our Investment Portfolio for the nine-month periods ended September 30, 2023 and 2022.

	Nine-Month Period Ended
(In thousands)	September 30, 2023	September 30, 2022
Repos and Total Other Secured Borrowings	$161,304	$70,281
Securities Sold Short (1)	2,966	2,137
Other	118	14
Total	$164,388	$72,432
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.

The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the nine-month periods ended September 30, 2023 and 2022.

	Nine-Month Period Ended
	September 30, 2023			September 30, 2022
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,306,117	$126,208	5.10%	$2,786,329	$62,101	2.98%
Agency RMBS	798,033	30,114	5.05%	1,396,925	7,966	0.76%
Subtotal(1)	4,104,150	156,322	5.09%	4,183,254	70,067	2.24%
U.S. Treasury Securities	131,994	4,982	5.05%	16,619	214	1.72%
Total	$4,236,144	$161,304	5.09%	$4,199,873	$70,281	2.24%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 3.80% and 2.11% for the nine-month period ended September 30, 2023 and 2022, respectively. Excluding the Catch-up Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including actual and accrued periodic payments on interest rate swaps as described above), was 2.51% and 2.55% for the nine-month periods ended September 30, 2023 and 2022, respectively. These metrics do not include costs associated with any unsecured debt or costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Longbridge
For the nine-month period ended September 30, 2023, interest expense related to the Longbridge segment was $18.0 million, primarily related to Other secured borrowings and repurchase agreements. Our average borrowings related to the Longbridge portfolio were $283.5 million, and our average cost of funds was 8.49%.
Corporate/Other
Certain items of interest expense are not allocated to either the investment portfolio segment or Longbridge segment, such as interest expense on our Senior Notes and certain cash collateral held by us. Total interest expense not allocated to either the investment portfolio or Longbridge segments was $9.4 million and $9.7 million for the nine-month periods ended September 30, 2023 and 2022, respectively. The decrease in interest expense was primarily due to a decrease in interest expense related to our Senior Notes; we issued $210.0 million of 5.875% Senior Notes on March 31, 2022 and repaid of $86.0 million of unsecured long-term debt, which bore an interest rate of 5.50%, at maturity in September 2022.
The table below summarizes the components of interest expense not included in either segment for the nine-month periods ended September 30, 2023 and 2022.

	Nine-Month Period Ended
(In thousands)	September 30, 2023	September 30, 2022
Senior Notes	$9,253	9,532
Other (1)	108	157
Total	$9,361	$9,689
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
Base Management Fees
Corporate/Other
For the nine-month period ended September 30, 2023, the gross base management fee, which is based on total equity at the end of the quarter, was $15.1 million, and our Manager credited us with rebates on our base management fee of $0.4 million, resulting in a net base management fee of $14.8 million. For the nine-month period ended September 30, 2022, the gross base management fee, which is based on total equity at the end of the quarter, was $13.9 million, and our Manager credited us with rebates on our base management fee of $1.7 million, resulting in a net base management fee of $12.2 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was due to a larger capital base at the end of the second and third quarters of 2023, as compared to 2022 as well as a decrease in the base management fee rebates.
Incentive Fees
Corporate/Other
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. No incentive fee was incurred for either of the nine-month periods ended September 30, 2023 and 2022, since for each quarter during this period, our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the nine-month periods ended September 30, 2023 and 2022 other investment related expenses were $27.7 million and $20.5 million, respectively.
Investment Portfolio
For the nine-month periods ended September 30, 2023 and 2022 other investment related expenses in our investment portfolio segment were $6.8 million and $16.9 million, respectively. The decrease in other investment related expenses was primarily due to debt issuance costs related to Other secured borrowings, at fair value, that were issued during the nine-month period ended September 30, 2022.
Longbridge
For the nine-month period ended September 30, 2023, our other investment-related expenses related to the Longbridge segment were $20.9 million, primarily consisting of servicing expense related to reverse mortgage loans and various loan origination expenses.
Corporate/Other
For the nine-month period ended September 30, 2022, other investment related expenses not allocated to either the investment portfolio segment or Longbridge segment were $3.6 million, consisting of debt issuance costs related to our Senior Notes. For the nine-month period ended September 30, 2023, all other investment related expenses were allocated to our investment portfolio.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $77.6 million for the nine-month period ended September 30, 2023 as compared to $14.5 million for the nine-month period ended September 30, 2022.
Investment Portfolio
Other operating expenses for our investment portfolio segment were $4.4 million and $3.3 million for the nine-month periods ended September 30, 2023 and 2022, respectively. The increase in other operating expenses for the nine-month period ended September 30, 2023 was primarily due to an increase in compensation and benefits expense.
Longbridge
For the nine-month period ended September 30, 2023, other operating expenses related to the Longbridge segment were $55.7 million, primarily consisting of compensation and benefits expense, and consisting to a lesser extent of various overhead costs including rent expense, licensing fees, expenses related to office equipment, and amortization of intangible assets.
Corporate/Other
For the nine-month periods ended September 30, 2023 and 2022, other operating expenses not allocated to either the investment portfolio segment or the Longbridge segment were $17.5 million and $11.1 million, respectively. The increase in other operating expenses was primarily due to an increase in professional fees period over period.

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
Investment Portfolio
For the nine-month period ended September 30, 2023, other income (loss) was $12.3 million, consisting primarily of net realized and unrealized gains of $61.8 million on our financial derivatives partially offset by $(53.3) million of net realized and unrealized losses on our securities and loans. Net realized and unrealized gains of $61.8 million on our financial derivatives were primarily related to net realized and unrealized gains on interest rate swaps, net short positions in TBAs, and futures, which were driven by higher interest rates. Such gains were partially offset by net realized and unrealized losses on credit default swaps on corporate bond indices. We also recognized net unrealized gains of $1.1 million on our Other secured borrowings, at fair value for the nine-month period ended September 30, 2023, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized gains of $19.2 million, which are included in Unrealized gains (losses) on securities and loans, net. Net realized and unrealized losses of $(53.3) million on our securities and loans were primarily on Agency RMBS, non-Agency RMBS and CMBS, ABS backed by consumer loans, and net short positions in U.S. Treasury securities. These losses were partially offset by net realized and unrealized gains on non-QM loans.
For the nine-month period ended September 30, 2022, other income (loss) was $(118.8) million, consisting primarily of net realized and unrealized losses on our securities and loans of $(528.5) million, partially offset by $206.2 million of net realized and unrealized gains on our financial derivatives, $202.3 million of net unrealized gains on our Other secured borrowings, at fair value, and $16.5 million of unrealized gains on our Senior notes, at fair value. Rapidly rising interest rates and widening yield spreads drove net realized and unrealized losses of $(528.5) million on our securities and loans, primarily Agency RMBS, non-QM loans, non-Agency RMBS, consumer loans and ABS backed by consumer loans. Such losses were partially offset by net realized and unrealized gains on short positions in U.S. Treasury securities and sovereign bonds. Net realized and unrealized gains of $187.2 million on our financial derivatives were primarily related to net realized and unrealized gains on interest rate swaps, short positions in TBAs, futures, and forwards, which were driven by rising interest rates, and in the case of short positions in TBAs, also by widening yield spreads; as well as net realized and unrealized gains on credit default swaps on corporate bond and asset-backed indices. We recognized net unrealized gains of $202.3 million on our Other secured borrowings, at fair value for the nine-month period ended September 30, 2022, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized losses of $(241.1) million, which are included in Unrealized gains (losses) on securities and loans, net.
Longbridge
For the nine-month period ended September 30, 2023, other income (loss) from the Longbridge segment was $95.8 million, consisting primarily of gains from Net change from reverse mortgage loans, at fair value of $295.2 million, net realized and unrealized gains of $33.3 million on financial derivatives, and $33.3 million of other income. These gains were partially offset by Net change related to HMBS obligations, at fair value of $(271.8) million. Gains from Net change from reverse mortgage loans at fair value of $295.2 million primarily consisted of interest income of HECM loans of $363.1 million offset by a mark-to-market loss on the HMBS MSR Equivalent of $(32.1) million. The mark-to-market loss on the HMBS MSR Equivalent was due to our adoption of more conservative valuation assumptions in light of current market conditions. Other income of $33.3 million is primarily related to unrealized gains of $23.9 million on the MSRs acquired out of a bankruptcy proceeding in July 2023, $6.1 million of origination fees and $3.7 million of servicing fees. Losses from Net change related to HMBS obligations, at fair value of $(271.8) million relate to interest expenses of the HMBS obligation.
Corporate/Other
For the nine-month period ended September 30, 2023, other income (loss) was $4.5 million, consisting primarily of net realized and unrealized gains on the fixed payer interest rate swaps associated with the then-pending merger with Great Ajax Corp. and unrealized gains on our Senior Notes, at fair value, partially offset by net realized and unrealized losses on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our Senior Notes, at fair value and our preferred equity. For the nine-month period ended September 30, 2022, other income (loss) was $(2.6) million consisting of net realized and unrealized losses on interest rate swaps related to our Senior notes and preferred stock of $(19.1) million, partially offset by unrealized gains on our Senior Notes, at fair value of $16.5 million.

Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $0.3 million for the nine-month period ended September 30, 2023, as compared to $(14.9) million for the nine-month period ended September 30, 2022. For the nine-month period ended September 30, 2022, our deferred tax liability decreased as a result of net realized and unrealized losses in a domestic TRS.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $(3.4) million for the nine-month period ended September 30, 2023, as compared to $(54.3) million for the nine-month period ended September 30, 2022. Earnings (losses) from investments in unconsolidated entities of $(3.4) million for the nine-month period ended September 30, 2023 includes unrealized losses on investments in loan originators of $(4.5) million partially offset by unrealized gains of $1.1 million on investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates. This compares to unrealized losses on investments in loan originators of $(60.3) million, partially offset by net realized and unrealized gains of $5.8 million in entities holding commercial mortgage loans and REO, for the nine-month period ended September 30, 2022.
Adjusted Distributable Earnings
We calculate Adjusted Distributable Earnings as U.S. GAAP net income (loss) as adjusted for: (i) realized and unrealized gain (loss) on securities and loans, REO, mortgage servicing rights, financial derivatives (excluding periodic settlements on interest rate swaps), any borrowings carried at fair value, and foreign currency transactions; (ii) incentive fee to affiliate; (iii) Catch-up Amortization Adjustment (as defined below); (iv) non-cash equity compensation expense; (v) provision for income taxes; (vi) certain non-capitalized transaction costs; and (vii) other income or loss items that are of a non-recurring nature. For certain investments in unconsolidated entities, we include the relevant components of net operating income in Adjusted Distributable Earnings. The Catch-up Amortization Adjustment is a quarterly adjustment to premium amortization or discount accretion triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter. Non-capitalized transaction costs include expenses, generally professional fees, incurred in connection with the acquisition of an investment or issuance of long-term debt. For the contribution to Adjusted Distributable Earnings from Longbridge, we adjust Longbridge's contribution to our net income in a similar manner, but we include in Adjusted Distributable Earnings certain realized and unrealized gains (losses) from Longbridge's origination business ("gain-on-sale income").
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
The following tables reconcile, for the three- and nine-month periods ended September 30, 2023 and 2022 our Adjusted Distributable Earnings by strategy to the line on our Condensed Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended September 30, 2023				Three-Month Period Ended September 30, 2022
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Corporate/Other	Total
Net Income (Loss)	$14,682	$4,083	$(5,685)	$13,080	$(12,946)	$(16,785)	$(29,731)
Income tax expense (benefit)	—	—	224	224	—	(81)	(81)
Net income (loss) before income tax expense (benefit)	14,682	4,083	(5,461)	13,304	(12,946)	(16,866)	(29,812)
Adjustments:
Realized (gains) losses, net(1)	4,409	—	840	5,249	18,137	—	18,137
Unrealized (gains) losses, net(2)	22,946	—	(8,230)	14,716	10,479	1,708	12,187
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(3)	—	(7,974)	—	(7,974)	—	—	—
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	(349)	—	—	(349)	(1,604)	—	(1,604)
Non-capitalized transaction costs and other expense adjustments(4)	995	881	1,486	3,362	2,884	217	3,101
(Earnings) losses from investments in unconsolidated entities	978	—	—	978	25,513	—	25,513
Adjusted distributable earnings from investments in unconsolidated entities(5)	2,179	—	—	2,179	3,271	—	3,271
Total Adjusted Distributable Earnings	$45,840	$(3,010)	$(11,365)	$31,465	$45,734	$(14,941)	$30,793
Dividends on preferred stock	—	—	5,980	5,980	—	3,823	3,823
Adjusted Distributable Earnings attributable to non-controlling interests	2,661	(12)	318	2,967	171	337	508
Adjusted Distributable Earnings Attributable to Common Stockholders	$43,179	$(2,998)	$(17,663)	$22,518	$45,563	$(19,101)	$26,462
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$0.64	$(0.05)	$(0.26)	$0.33	$0.76	$(0.32)	$0.44
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
(4)For the three-month period ended September 30, 2023, includes $0.4 million of expenses related to our pending merger with Arlington Asset Investment Corp., $1.0 million related to our previously announced merger with Great Ajax Corp., which was terminated on October 2023, $0.8 million of non-capitalized transaction costs, $0.3 million of non-cash equity compensation expense, and $0.9 million of various other expenses. For the three-month period ended September 30, 2022, includes debt issuance costs on Other secured borrowings, at fair value of $1.9 million, non-capitalized transaction costs of $0.8 million, and $0.4 million of non-cash equity compensation expense.
(5)Includes net interest income and operating expenses for certain investments in unconsolidated entities.

	Nine-Month Period Ended September 30, 2023				Nine-Month Period Ended September 30, 2022
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Corporate/Other	Total
Net Income (Loss)	$88,315	$13,055	$(32,798)	$68,572	$(54,285)	$(43,395)	$(97,680)
Income tax expense (benefit)	—	—	328	328	—	(14,867)	(14,867)
Net income (loss) before income tax expense (benefit)	88,315	13,055	(32,470)	68,900	(54,285)	(58,262)	(112,547)
Adjustments:
Realized (gains) losses, net(1)	69,603	—	(903)	68,700	(34,842)	(615)	(35,457)
Unrealized (gains) losses, net(2)	(38,381)	—	(9,648)	(48,029)	157,617	4,679	162,296
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(3)	—	(14,087)	—	(14,087)	—	—	—
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	616	—	—	616	(3,101)	—	(3,101)
Non-capitalized transaction costs and other expense adjustments(4)	2,504	3,506	5,303	11,313	8,448	4,527	12,975
(Earnings) losses from investments in unconsolidated entities	3,403	—	—	3,403	54,284	—	54,284
Adjusted distributable earnings from investments in unconsolidated entities(5)	8,780	—	—	8,780	8,927	—	8,927
Total Adjusted Distributable Earnings	$134,840	$2,474	$(37,718)	$99,596	$137,048	$(49,671)	$87,377
Dividends on preferred stock	—	—	17,077	17,077	—	11,468	11,468
Adjusted Distributable Earnings attributable to non-controlling interests	3,028	11	938	3,977	398	948	1,346
Adjusted Distributable Earnings Attributable to Common Stockholders	$131,812	$2,463	$(55,733)	$78,542	$136,650	$(62,087)	$74,563
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$1.96	$0.04	$(0.83)	$1.17	$2.31	$(1.04)	$1.26
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
(4)For the nine-month period ended September 30, 2023, includes $2.5 million of expenses related to our pending merger of Arlington Asset Investment Corp., $2.5 million related to our previously announced merger with Great Ajax Corp., which was subsequently terminated in October 2023, $1.8 million of non-capitalized transaction costs, $1.1 million of professional fees related to the acquisition and integration of Longbridge, $1.1 million of non-cash equity compensation expense, and $1.0 million of various other expenses. For the nine-month period ended September 30, 2022, includes $6.3 million of debt issuance costs related to Other secured borrowings, at fair value, $3.6 million of debt issuance costs related to senior notes, at fair value, $1.9 million of non-capitalized transaction costs, $1.0 million of non-cash equity compensation expense, and $0.2 million of various other expenses.
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
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	September 30, 2023		December 31, 2022
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$905,928	35.2%	$1,200,555	46.0%
31 - 60 Days	392,416	15.3%	210,667	8.1%
61 - 90 Days	78,444	3.0%	278,253	10.6%
91 - 120 Days	792,056	30.8%	362,761	13.9%
121 - 150 Days	23,268	0.9%	159,087	6.1%
151 - 180 Days	33,568	1.3%	6,981	0.3%
181 - 364 Days	83,707	3.3%	391,381	15.0%
> 364 Days	263,656	10.2%	—	—%
	$2,573,043	100.0%	$2,609,685	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2023, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 27.2% with respect to credit portfolio assets, 21.2% with respect to reverse mortgage loans, 5.0% with respect to Agency RMBS assets, and 20.3% overall. As of December 31, 2022 the weighted average contractual haircuts were 28.0% with respect to credit portfolio assets, 5.3% with respect to Agency RMBS assets, and 20.6% overall.
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
As of both September 30, 2023 and December 31, 2022, we had $2.6 billion of borrowings outstanding under our repos. As of September 30, 2023, the remaining terms on our repos ranged from 2 days to 605 days, with a weighted average remaining term of 103 days. Our repo borrowings were with a total of 26 counterparties as of September 30, 2023. As of September 30, 2023, our repos had interest rates ranging from 4.73% to 9.32%, with a weighted average borrowing rate of 6.76%. As of December 31, 2022, the remaining terms on our repos ranged from 3 days to 263 days, with a weighted average remaining term of 78 days. Our repo borrowings were with a total of 26 counterparties as of December 31, 2022. As of December 31, 2022, our repos had interest rates ranging from 0.63% to 7.97%, with a weighted average borrowing rate of 5.50%. Investments transferred as collateral under repos had an aggregate fair value of $3.2 billion as of both September 30, 2023 and December 31, 2022.

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
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2023	$2,573,043	$2,605,359	$2,707,121
June 30, 2023	2,557,864	2,402,711	2,557,864
March 31, 2023(1)	2,285,898	2,464,050	2,641,488
December 31, 2022	2,609,685	2,859,085	2,915,610
September 30, 2022	2,895,019	2,877,500	2,912,264
June 30, 2022	2,865,222	2,590,120	2,865,222
March 31, 2022	2,717,638	2,533,978	2,717,638
December 31, 2021	2,469,763	2,187,363	2,469,763
September 30, 2021	2,105,836	1,958,411	2,175,918
June 30, 2021	1,916,749	1,971,441	2,062,580
March 31, 2021	1,909,511	1,736,912	1,909,511
December 31, 2020	1,496,931	1,408,935	1,496,931
(1)During this quarter, our borrowings decreased as the size of our investment portfolio decreased driven primarily by our participation in a non-QM securitization in February 2023.
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including non-QM loans and REO, commercial mortgage loans, consumer loans and ABS backed by consumer loans, reverse mortgage loans, and MSRs; such transactions are accounted for as secured borrowings. As of September 30, 2023 and December 31, 2022, we had outstanding borrowings related to such transactions in the amount of $1.7 billion and $1.8 billion, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Condensed Consolidated Balance Sheet. As of September 30, 2023 and December 31, 2022, the fair value of assets collateralizing our Total other secured borrowings was $2.0 billion and $2.1 billion, respectively. Additionally, as of September 30, 2023, as an HMBS issuer, we had HMBS-related obligations of $8.2 billion collateralized by $8.3 billion of HMBS assets and as of December 31, 2022, we had HMBS-related obligations of $7.8 billion collateralized by $7.9 billion of HMBS assets; HMBS assets include HECM loans as well as REO and claims and other receivables. See Note 13 in the notes to our consolidated financial statements for further information on our other secured borrowings and HMBS-related obligations.
As of both September 30, 2023 and December 31, 2022, we had $210.0 million outstanding of Senior Notes; the $210.0 million of 5.875% Senior Notes mature in April 2027. See Note 13 in the notes to our consolidated financial statements for further detail on the Senior Notes.
As of September 30, 2023, we had an aggregate amount at risk under our repos with 25 counterparties of approximately $605.7 million, and as of December 31, 2022, we had an aggregate amount at risk under our repos with 25 counterparties of approximately $637.6 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of September 30, 2023 and December 31, 2022, does not include approximately $(1.7) million and $(1.8) million, respectively, of net accrued interest receivable (payable), which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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

As of September 30, 2023, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with nine counterparties of approximately $76.7 million. We also had $69.5 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2022, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with ten counterparties of approximately $43.3 million. We also had $44.9 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2023, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $3.3 million. As of December 31, 2022, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with nine counterparties of approximately $5.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $174.7 million and $217.1 million as of September 30, 2023 and December 31, 2022, respectively.
On August 6, 2021, we commenced an "at-the-market" offering for shares of our common stock, or the "2021 Common ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to 10.0 million shares of common stock from time to time. From December 31, 2022 through January 23, 2023, we issued 1,410,932 shares of common stock under the 2021 Common ATM Program, which provided $19.0 million of net proceeds after approximately $0.2 million of commissions and $52 thousand of offering costs. On January 24, 2023, we amended the equity distribution agreements (the "EDA Amendments") with each of the third party sales agents. Such amendments authorize us to offer and sell up to $225.0 million of common stock from time to time (the "Amended Common ATM Program"). For the three-month period ended September 30, 2023, we issued 1,066,221 shares of common stock under the Amended Common ATM Program, which provided $14.5 million of net proceeds after approximately $0.1 million of commissions and $41 thousand of offering costs. For the nine-month period ended September 30, 2023, we issued 5,500,082 shares of common stock under our at-the-market programs, which provided $75.0 million of net proceeds after approximately $0.8 million of commissions and $0.2 million of offering costs. From execution of the EDA Amendments through November 3, 2023, we have issued 4,089,150 shares of common stock through the Amended Common ATM Program, which provided $56.0 million of net proceeds after $0.6 million of commissions and $0.1 million of offering costs.
On January 20, 2022, we commenced an "at-the-market" offering for our preferred stock, or the "Preferred ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") and/or 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") from time to time. From commencement of the Preferred ATM Program through November 3, 2023, we have issued 20,421 shares of preferred stock under this program.
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
On March 21, 2023, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $50 million of common stock, or the "2023 Common Share Repurchase Program." The 2023

Common Share Repurchase Program extends our ability to repurchase beyond the share repurchase program adopted in 2018 under which we were authorized to repurchase up to 1.55 million shares of common stock, or the "2018 Common Share Repurchase Program." The 2023 Common Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. During the nine-month period ended September 30, 2023, we repurchased 1,084,336 shares of common stock at an average price per share of $11.39 and a total cost of $12.4 million. Under the 2023 Common Share Repurchase Program we have authorization to repurchase an additional $45.8 million of common stock; the authorization under the 2018 Common Share Repurchase Program was exhausted during the first quarter of 2023.
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
The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the consolidated financial statements) for the nine-month periods ended September 30, 2023 and 2022:
Nine-Month Periods Ended September 30, 2023 and 2022

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
2023:
September 7, 2023	$0.15	$10,356	September 29, 2023	October 25, 2023
August 7, 2023	0.15	10,325	August 31, 2023	September 25, 2023
July 10, 2023	0.15	10,311	July 31, 2023	August 25, 2023
June 7, 2023	0.15	10,197	June 30, 2023	July 25, 2023
May 8, 2023	0.15	10,197	May 31, 2023	June 26, 2023
April 10, 2023	0.15	10,197	April 28, 2023	May 25, 2023
March 7, 2023	0.15	10,200	March 31, 2023	April 25, 2023
February 7, 2023	0.15	10,359	February 28, 2023	March 27, 2023
January 9, 2023	0.15	10,105	January 31, 2023	February 27, 2023
2022:
September 8, 2022	0.15	9,189	September 30, 2022	October 25, 2022
August 4, 2022	0.15	9,186	August 31, 2022	September 26, 2022
July 8, 2022	0.15	9,108	July 29, 2022	August 25, 2022
June 7, 2022	0.15	9,108	June 30, 2022	July 25, 2022
May 2, 2022	0.15	9,121	May 31, 2022	June 27, 2022
April 7, 2022	0.15	9,121	April 29, 2022	May 25, 2022
March 7, 2022	0.15	9,064	March 31, 2022	April 25, 2022
February 7, 2022	0.15	8,730	February 28, 2022	March 25, 2022
January 7, 2022	0.15	8,727	January 31, 2022	February 25, 2022
On October 6, 2023, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on November 27, 2023 to stockholders of record as of October 31, 2023. On November 7, 2023, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on December 26, 2023 to stockholders of record as of November 30, 2023.

The following table sets forth the dividend distributions authorized by the Board of Directors during the nine-month periods ended September 30, 2023 and 2022 and payable to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
2023:
September 7, 2023	$0.421875	$1,941	September 29, 2023	October 30, 2023
June 7, 2023	0.421875	1,941	June 30, 2023	July 31, 2023
March 7, 2023	0.421875	1,941	March 31, 2023	May 1, 2023
2022:
September 8, 2023	0.421875	1,941	September 30, 2022	October 31, 2022
June 7, 2022	0.421875	1,941	June 30, 2022	August 1, 2022
March 7, 2022	0.421875	1,941	March 31, 2022	May 2, 2022
Series B Preferred Stock:
2023:
September 7, 2023	0.390625	1,883	September 29, 2023	October 30, 2023
June 7, 2023	0.390625	1,883	June 30, 2023	July 31, 2023
March 7, 2023	0.390625	1,883	March 31, 2023	May 1, 2023
2022:
September 8, 2022	0.390625	1,883	September 30, 2022	October 31, 2022
June 7, 2022	0.390625	1,883	June 30, 2022	August 1, 2022
March 7, 2022	0.390625	1,883	March 31, 2022	May 2, 2022
Series C Preferred Stock:
2023:
September 7, 2023	0.5390625	2,156	September 29, 2023	October 30, 2023
June 7, 2023	0.5390625	2,156	June 30, 2023	July 31, 2023
March 7, 2023	0.5031300	2,013	March 31, 2023	May 1, 2023
At those times when cash flows from the Company’s operating activities are insufficient to fund its dividend payments, the Company funds such dividend payments through cash flows from its investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize the Company’s cash flows for the nine-month periods ended September 30, 2023 and 2022.
For the nine-month period ended September 30, 2023, our operating activities used net cash in the amount of $162.9 million and our investing activities used net cash in the amount of $121.5 million. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $92.3 million. We received $1.32 billion in proceeds from the issuance of Total other secured borrowings, and we used $1.37 billion for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $236.7 million during the nine-month period ended September 30, 2023. We received proceeds from HMBS-related obligations of $1.10 billion and used $954.4 million for principal payments on HMBS-related obligations. We received proceeds from the issuance of common and preferred stock, net of underwriters' discounts and commissions, agent commissions, and offering costs paid, of $171.4 million and contributions from non-controlling interests of $6.7 million. We used $107.2 million to pay dividends, $9.8 million for distributions to non-controlling interests (our joint venture partners), and $12.4 million to repurchase common stock. As a result there was a decrease in our cash holdings of $45.6 million, from $221.9 million as of December 31, 2022 to $176.3 million as of September 30, 2023.
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
Off-Balance Sheet Arrangements
As of September 30, 2023, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
At September 30, 2023 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at September 30, 2023 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of September 30, 2023, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$24,380	1.82%	$47,762	3.57%	$(25,379)	(1.90)%	$(51,758)	(3.87)%
Long TBAs	962	0.08%	1,837	0.14%	(1,050)	(0.08)%	(2,188)	(0.16)%
Short TBAs	(8,433)	(0.63)%	(16,717)	(1.25)%	8,583	0.64%	17,316	1.29%
Non-Agency RMBS, CMBS, ABS, Loans, and MSRs	32,113	2.40%	62,422	4.67%	(33,916)	(2.54)%	(69,636)	(5.21)%
U.S. Treasury Securities and Interest Rate Swaps, Options, and Futures	(54,583)	(4.08)%	(111,179)	(8.31)%	52,568	3.93%	103,124	7.71%
Corporate Securities and Other	(96)	(0.01)%	(193)	(0.02)%	97	0.01%	194	0.02%
Repurchase Agreements, Reverse Repurchase Agreements, and Senior Notes	(3,731)	(0.28)%	(7,500)	(0.56)%	3,692	0.28%	7,344	0.55%
Total	$(9,388)	(0.70)%	$(23,568)	(1.76)%	$4,595	0.34%	$4,396	0.33%
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
Our analysis of interest rate risk is derived from Ellington's proprietary models as well as third-party information and analytics. Many assumptions have been made in connection with the calculations set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. For example, for each hypothetical immediate shift in interest rates, assumptions have been made as to many important factors that can significantly and/or adversely affect the fair value of the instruments in our portfolio, including the response of mortgage prepayment rates, the shape of the yield curve, and market volatilities of interest rates. Furthermore, the fair value of each of the instruments comprising our portfolio is impacted by many other factors, each of which may or may not be correlated, or may only be loosely correlated, with interest rates. Depending on the nature of the instrument, these additional factors may include credit spreads, yield spreads, option-adjusted spreads, real estate prices, collateral adequacy, borrower creditworthiness, inflation, unemployment, general macroeconomic conditions, and other factors. For each instrument, our analysis makes many simplifying assumptions as to the response of these additional factors to shifts in interest rates, including that many if not most such factors are unaffected by such shifts.
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our September 30, 2023 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.
For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and/or adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023 (the "Form 10-K") and the risk factors discussed under "Risk Factors" in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 9, 2023. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Form 10-K. The risks and uncertainties described below and in the Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

Item 6. Exhibits

Exhibit	Description
10.1**
Termination Agreement, dated as of October 20, 2023, by and between Great Ajax Corp. and Ellington Financial Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 20, 2023).

10.2**
Securities Purchase Agreement, dated as of October 20, 2023, by and between Great Ajax Corp. and Ellington Financial Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 20, 2023).

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

ELLINGTON FINANCIAL INC.
Date:	November 9, 2023	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	November 9, 2023	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)