Form 10-K
period 2023-12-31
Ellington Financial Inc.
filed 2024-02-29
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(203) 698-1200
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	EFC	The New York Stock Exchange
6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	EFC PR A	The New York Stock Exchange
6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock	EFC PR B	The New York Stock Exchange
8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock	EFC PR C	The New York Stock Exchange
7.000% Series D Cumulative Perpetual Redeemable Preferred Stock	EFC PRD	The New York Stock Exchange
8.250% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	EFC PRE	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common shares held by non-affiliates was $882,490,818 based on the closing price as reported by the New York Stock Exchange on that date.
Number of shares of the Registrant's common stock outstanding as of February 23, 2024: 85,104,213
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement with respect to its 2024 Annual Meeting of Stockholders to be filed not later than April 29, 2024 are incorporated by reference into Part III hereof as noted therein.

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
Special Note Regarding Forward-Looking Statements
When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission, or the "SEC," or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "would," "could," "goal," "objective," "will," "may," "seek," or similar expressions or their negative forms or references to strategy, plans or intentions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," and, as such, may involve known and unknown risks, uncertainties, and assumptions.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities or our investments; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities owned by us for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets and the available terms for such borrowings; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; our ability to achieve cost savings and efficiencies, operating efficiencies, synergies and other benefits, including the increased scale, and avoid potential business disruption from our completed merger with Arlington Asset Investment Corp.; our ability to maintain our qualification as a real estate investment trust, or "REIT"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy such as changes to fiscal or monetary policy, heightened inflation, slower growth or recession, and currency fluctuations. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
•residential reverse mortgage loans, including home equity conversion mortgage loans, or “HECMs,” which are insured by the Federal Housing Administration, or "FHA," and which are eligible for inclusion in HECM-backed MBS, or "HMBS," which are guaranteed by the Government National Mortgage Association, or "GNMA," and "proprietary reverse mortgage loans," which are not insured by FHA, as well as mortgage servicing rights, or "MSRs" related to reverse mortgage loans, or "Reverse MSRs," and held by our subsidiary Longbridge Financial, LLC ("Longbridge");
•MSR-related investments referencing MSRs related to forward mortgage loans, or "Forward MSR-related investments";
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
Our investments in residential and commercial mortgage loans may consist of performing, non-performing, or sub-performing loans. In addition, we may from time to time acquire real property. We also have made, and may in the future make, investments in the debt and/or equity of other entities engaged in loan-related businesses, such as loan originators and mortgage-related entities. We made a non-controlling investment in Longbridge in September 2014, and in October 2022, we completed the purchase of a controlling stake in the company (the "Longbridge Transaction"). As a result of the Longbridge Transaction, beginning on October 3, 2022, we consolidate Longbridge and have two reportable segments, which we refer to as the Investment Portfolio Segment and the Longbridge Segment.
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
In connection with our investments in loan originators, we may enter into flow agreements that will allow us to purchase loans from those originators in accordance with the parameters set forth in the applicable flow agreement. We also opportunistically engage in relative value trading strategies, whereby we seek to identify and capitalize on short-term pricing disparities in various equity and/or fixed-income markets.
On December 14, 2023, we completed the merger between Arlington Asset Investment Corp., a Virginia corporation ("Arlington"), and our subsidiary EF Merger Sub Inc. (the "Arlington Merger"), through which we increased our capital base and added a portfolio of investments and borrowings that we believe were complementary to our existing investment portfolio and liability structure.
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
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager currently does not have any employees and instead relies on the employees of Ellington to perform its obligations to us. Ellington is an investment management firm and registered investment advisor with a 29-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives.
The members of our management team include Michael Vranos, founder and Chief Executive Officer of Ellington, who serves as our Co-Chief Investment Officer; Laurence Penn, Vice Chairman and Chief Operating Officer of Ellington, who serves as our Chief Executive Officer and President and a member of our Board of Directors; Mark Tecotzky, Vice Chairman - Co-Head of Credit Strategies of Ellington, who serves as our Co-Chief Investment Officer; JR Herlihy, a Managing Director of Ellington, who serves as our Chief Financial Officer; Christopher Smernoff, who serves as our Chief Accounting Officer; Daniel Margolis, General Counsel of Ellington, who serves as our General Counsel; Vincent Ambrico, who serves as our Controller; and Alaael-Deen Shilleh, Associate General Counsel of Ellington, who serves as our Associate General Counsel and Secretary. Each of these individuals is an officer of our Manager.
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance database, and operational expertise. For example, Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of MBS collateral and MBS market transactions. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 29-year investing history, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2023, Ellington had over 170 employees and had assets under management of approximately $10.3 billion, of which approximately $7.2 billion consisted of our company and Ellington Residential Mortgage REIT, a REIT listed on the New York Stock Exchange, or the "NYSE," under the ticker "EARN," that focuses its investment strategy primarily on Agency RMBS, and various hedge funds and other alternative investment vehicles that employ financial leverage, and approximately $3.1 billion consisted of accounts that do not employ financial leverage. The $10.3 billion and $7.2 billion in assets under management include approximately $0.8 billion in Ellington-managed CLOs. For these purposes, the Ellington-managed CLO figure represents the aggregate outstanding balance of CLO notes and market value of CLO equity, excluding any notes and equity held by other Ellington-managed funds and accounts.
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
We believe that Ellington's capabilities allow our Manager to identify attractive assets, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets. Ellington's continued emphasis on and development of proprietary credit, interest rate, and prepayment models, as well as other proprietary research and analytics, underscores the importance it places on a disciplined and analytical approach to fixed income investing. In addition, Ellington's analytical and financial resources can help support the loan origination companies in which we have strategic investments. For example, we can provide these companies with a reliable outlet for their production, help enhance their underwriting guidelines, help improve the terms and stability of their financing sources, and help boost their overall visibility in the marketplace. In these ways, we leverage Ellington's skills and resources to seek to meet our investment objectives.
With respect to structured products including MBS, Ellington seeks investments across a wide range of sectors without any restriction as to ratings, structure, or position in the capital structure. Over time and through market cycles, opportunities will present themselves in varying sectors and in varying forms. By rotating between and allocating among various sectors of the structured product markets and, subject to maintaining our qualification as a REIT, adjusting the extent to which it hedges, Ellington believes that it is able to capitalize on the disparities between these sectors as well as on overall trends in the marketplace, and therefore provide better and more consistent returns for its investors. Disparities between sectors vary from time to time and are driven by a combination of factors. For example, as various structured product sectors fall in and out of favor, the relative yields that the market demands for those sectors may vary. In addition, Ellington's performance projections for certain sectors may differ from those of other market participants and such disparities will naturally cause us, from time to time, to gravitate towards certain sectors and away from others. Disparities between structured product sectors and individual securities within such sectors may also be driven by differences in collateral performance (for example, loans originated during certain periods of time when underwriting standards were generally stricter may on average perform better than loans originated during other times) and in the structure of particular investments (for example, in the timing of cash flows or the level of credit enhancement), and our Manager may believe that other market participants are overestimating or underestimating the value of these differences. Furthermore, we believe that risk management, including opportunistic portfolio hedging and prudent financing and liquidity management, is essential for consistent generation of attractive, risk-adjusted total returns across market cycles.
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
•futures and forward contracts; and
•options on any of the foregoing.
For example, from time to time we enter into short positions in interest rate swaps to offset the potential adverse effects that changes in interest rates would have on the value of certain of our assets and our financing costs. An interest rate swap is an agreement to exchange interest rate cash flows, calculated on a notional principal amount, at specified payment dates during the life of the agreement. Typically, one party pays a fixed interest rate and receives a floating interest rate and the other party pays a floating interest rate and receives a fixed interest rate. Each party's payment obligation is computed using a different interest rate. In an interest rate swap, the notional principal is generally not exchanged.
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
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of December 31, 2023, the majority of our recourse borrowings consisted of repurchase agreements, or "repos." Currently, the majority of our repos are collateralized by Agency RMBS and residential mortgage loans. In a repo, we sell an asset to a counterparty at a discounted value, or the "Loan Amount," and simultaneously agree to repurchase the same asset from such counterparty at a specified later date at a price equal to the Loan Amount plus an interest charge. Despite being legally structured as sales and subsequent repurchases, repos are accounted for as collateralized borrowings under U.S. Generally Accepted Accounting Principles, or "U.S. GAAP." During the term of a repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repo financings are often used to purchase the assets subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repo arrangements on securities are documented under the Securities Industry and Financial Markets Association's, or "SIFMA's," standard form master repurchase agreement with the ability for both parties to demand margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. Our repo arrangements on loans are governed by master repurchase agreements that are negotiated and customized facilities; with customized terms governing such matters as termination/principal amortization, advance rates, calculation of market value, and the rules for margin demands or declines in advance rates. As the value of our collateral fluctuates, under most of our master repurchase agreements, we and our repo counterparties are required to post additional collateral to each other from time to time as part of the normal course of our business. Our repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty.
In addition to using repos to finance many of our assets, we have also entered into securitization transactions, and secured borrowing facilities, to finance other assets. For those secured financings, other than repos, for which the associated transfer of assets is not accounted for as a sale, the associated borrowings are included under the captions Other secured borrowings and Other secured borrowings, at fair value, on our Consolidated Balance Sheet. In addition, we have issued senior notes, or "Senior Notes," that are unsecured and are effectively subordinated to our secured indebtedness, to the extent of the value of the collateral securing such indebtedness. Finally, we have also raised equity capital to finance acquisitions of our targeted assets, including through public offerings of our common and preferred stock, and as a result of the Arlington Merger, where we issued additional shares of our common and preferred stock in exchange for Arlington common and preferred shares.
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
Term and Termination
The management agreement has a current term that expires on December 31, 2024, and will automatically renew for a one year term on each anniversary date thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. Our independent directors review our Manager's performance annually, and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding common shares, based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the fees payable to our Manager are not fair, subject to our Manager's right to prevent a fee-based termination by accepting a mutually acceptable reduction of its fees. In the event we terminate the management agreement without cause or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of (i) the average annual base management fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal and (ii) the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages, and expects to continue to manage, other funds, accounts, and vehicles that have strategies that are similar to, or that overlap with, our strategy, including Ellington Residential Mortgage REIT. As of December 31, 2023, Ellington managed various funds, accounts, and other vehicles, comprising approximately $8.7 billion of assets under management (excluding our assets but including $3.1 billion of accounts that do not employ financial leverage), with strategies that are similar to, or that overlap with, our strategy. The $8.7 billion in assets under management include approximately $0.8 billion in Ellington-managed CLOs. For these purposes, the Ellington-managed CLO figure represents the aggregate outstanding balance of CLO notes and market value of CLO equity, excluding any notes and equity held by other Ellington-managed funds and accounts. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's Investment and Risk Management Committee and its Compliance Committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
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
Regulations Applicable to the Longbridge Segment
Longbridge is subject to extensive regulation by federal, state, and local authorities and a variety of statutes, rules, regulations, policies and procedures in numerous jurisdictions throughout the United States. These laws and regulations include, but are not limited to:
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
•state and federal restrictions on marketing activities conducted by telephone, mail, email, mobile device or the internet, including the Telemarketing Sales Rule, the Telephone Consumer Protection Act, state telemarketing laws, and federal and state privacy laws;
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
Furthermore, in 2020 in response to the COVID-19 pandemic, Longbridge became subject to additional regulations and requirements. These include the CARES Act as well as multiple forbearance programs, various foreclosure and eviction moratoriums, and other programs implemented by states, agencies and regulators. The CFPB also promulgated certain amendments to RESPA (Regulation X) that imposed certain additional requirements with respect to loss mitigation, early intervention call requirements, and initiating new foreclosures. While the CFPB moratorium on new foreclosures had a sunset date of January 1, 2022, some states continue to impose certain foreclosure moratoriums.
In recent years, the general trend among federal, state and local legislative bodies and regulatory agencies, as well as state attorneys general, has been toward increasing laws, regulations, investigative proceedings and enforcement actions relating to residential mortgage lenders and servicers.
Human Capital Resources
Other than with respect to our subsidiary Longbridge, we have no employees and all of our executive officers, and our dedicated or partially dedicated personnel, which include our Chief Financial Officer, Chief Accounting Officer, controller, accounting staff, in-house legal counsel, internal audit staff, and other personnel providing services to us are employees of

Ellington or one or more of its affiliates. See "—Management Agreement" above. As of December 31, 2023, Longbridge had over 400 employees.
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

Item 1A. Risk Factors
Summary of Risk Factors
Risks Related To Our Business
•Difficult conditions in the mortgage and residential and commercial real estate markets as well as general market concerns may adversely affect the value of the assets in which we invest.
•The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac, and Ginnie Mae and the U.S. Government, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
•Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, our targeted assets.
•The principal and interest payments on our non-Agency RMBS and CRTs are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.
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
•Prepayment rates can change, adversely affecting the performance of our assets.
•Valuations of some of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time, and may differ from the values that would have been used if a ready market for these assets existed.
•We depend on third-party service providers, including mortgage servicers, for a variety of services related to our MSRs, MBS, CRTs, European assets, securitizations, and whole mortgage loans and loan pools. We are, therefore, subject to the risks associated with third-party service providers.
•We rely on mortgage servicers to service effectively, including loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans that we own directly and such loss mitigation efforts may be unsuccessful or not cost effective.
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
•Investments in second-lien mortgage or subordinated corporate loans could subject us to increased risk of losses.
•Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets.
•Changes in market conditions may cause a decrease in the issuance volumes of certain of our targeted assets, which could adversely affect our ability to acquire targeted assets that satisfy our investment objectives, and which could adversely affect the loan originators in which we invest.
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
•Our access to financing may not be available on favorable terms may be limited or completely shut off, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
•Our securitizations may expose us to additional risks.
•If Longbridge is unable to fund its tail funding commitments or securitize its HECM loans (including tail pools), or if HMBS tail pool prices decline, this could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
•Our investments that are denominated in foreign currencies, domiciled outside the U.S., or that involve non-U.S. assets are subject to risks associated with non-U.S. investing, including in some cases foreign currency risk, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
•Hedging against credit events, interest rate changes, foreign currency fluctuations, and other risks could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
•We may change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operational, and management policies without notice or stockholder consent, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. In addition, our Board of Directors may authorize us to revoke or otherwise terminate our REIT election without the approval of our stockholders.
•We operate in a highly competitive market.
•We are highly dependent on Ellington's and Longbridge's information systems and those of third-party service providers, including mortgage servicers, and system failures could significantly disrupt our business, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Risks Related to Certain MSR Investments
•Our investments in certain MSR-related assets expose us to risk of loss if the related master servicer is unable to satisfy its obligations to the GSEs and/or to us.
•Our Forward MSR-related investments may expose us to additional financing-related risks, and we may be reliant on acknowledgement agreements with the GSEs and a master servicer's cooperation with its financing sources and its compliance with covenants in its MSR financing facility.
•We do not have legal title to the MSRs underlying out Forward MSR-related investments.
•The value of our MSR-related assets may vary substantially with changes in interest rates.
Risks Related to our Loan Origination Businesses
•If we, or our loan originator affiliates, are unable to obtain sufficient capital to meet the financing requirements of our loan origination businesses, or if we, or our loan originator affiliates, fail to comply with debt agreements, our business, financing activities, financial condition and results of operations will be adversely affected.
•Our consolidation of Longbridge presents significant risks.
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
•Our failure to maintain our qualification as a REIT would subject us to U.S. federal, state and local income taxes, which could adversely affect the value of our common stock and would substantially reduce the cash available for distribution to our stockholders.
•We could face adverse tax consequences if Arlington failed to qualify as a REIT prior to the Merger.
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
Risks Related To Our Business
Difficult conditions in the mortgage and residential and commercial real estate markets as well as general market concerns may adversely affect the value of the assets in which we invest.
Our business is materially affected by conditions in the residential and commercial mortgage markets, the residential and commercial real estate markets, the financial markets, and the economy, including inflation, interest rates, energy costs, unemployment, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential and commercial mortgage markets in the U.S. and Europe have experienced a variety of difficulties and challenging economic conditions in the past, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, loan origination companies and mortgage-related investment vehicles incurred extensive losses from exposure to the residential and commercial mortgage markets as a result of these difficulties and conditions. These factors, along with the abrupt failure of more than one regional bank in the U.S., have impacted, and may in the future impact, investor perception of the risks associated with residential and commercial mortgage loans, MBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values for residential and commercial mortgage loans, MBS, other real estate-related securities and various other asset classes in which we may invest have experienced, and may in the future experience, significant volatility. Any deterioration of the mortgage market and investor perception of the risks associated with residential and commercial mortgage loans, MBS, other real estate-related securities, and various other assets that we acquire could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac, and Ginnie Mae and the U.S. Government, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
The payments we receive on our Agency RMBS depend upon a steady stream of payments on the underlying mortgages and such payments are guaranteed by the Federal National Mortgage Association, or "Fannie Mae," the Federal Home Loan Mortgage Corporation, or "Freddie Mac," or GNMA. In addition, Longbridge originates and services HECMs, which are insured by FHA, and which are eligible for inclusion in Ginnie Mae-guaranteed HMBS. Fannie Mae and Freddie Mac are government-sponsored enterprises, or "GSEs," but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae, which guarantees MBS backed by federally insured or guaranteed loans primarily consisting of loans insured by FHA, or guaranteed by the Department of Veterans Affairs, or "VA," is part of the U.S. Department of Housing and Urban Development and its guarantees are backed by the full faith and credit of the United States. Finally, cash flows from our MSR-related investments depend on the performance of the underlying loans.
In September 2008, in response to the deteriorating financial condition of Fannie Mae and Freddie Mac, the U.S. Government placed Fannie Mae and Freddie Mac into the conservatorship of the Federal Housing Finance Agency, or "FHFA," their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. Under this conservatorship, Fannie Mae and Freddie Mac are required to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS. In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Treasury entered into Preferred Stock Purchase Agreements ("PSPAs") with the FHFA and have taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity in an effort to ensure their financial stability.
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
Fannie Mae, Freddie Mac, and Ginnie Mae could each be dissolved, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac, or Ginnie Mae were eliminated, or their structures were to change radically, or if the U.S. Government significantly reduced its support for any or all of them, the value of our currently held Agency RMBS could drop significantly, and we may be unable or significantly limited in our ability to acquire Agency RMBS, which, in turn, could materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act and our ability to maintain our qualification as a REIT. Such changes could also materially adversely affect Longbridge, including its ability to originate HECMs and securitize them through HMBS. With respect to HECM loans that are insured by FHA, the extent of the insurance is limited, and there are situations where the servicer will not recoup all cash outlays. In instances where the servicer is unable to liquidate the underlying REO property within certain timeframes and guidelines, FHA insurance proceeds will be determined relative to an appraised value of the subject property. If the eventual sale price of the related REO property is lower than the appraisal, the servicer will be exposed to an additional loss.
Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs (or MSRs with underlying loans guaranteed by these GSEs) and could have broad adverse market implications for the Agency RMBS they currently guarantee. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the value of our Agency RMBS and our Forward MSR-related investments. In addition, any market uncertainty that arises from such proposed changes could have a similar impact on us and our Agency RMBS and our Forward MSR-related investments.
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
Loan modification and refinance programs may adversely affect the performance of Agency and non-Agency RMBS, residential mortgage loans and MSRs. In the case of non-Agency RMBS, a significant number of loan modifications with respect to a given security, including those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security. Similarly, principal forgiveness and/or coupon reduction could negatively impact the performance of any residential mortgage loans, RMBS or MSRs we own. See "—Prepayment rates can change, adversely affecting the performance of our assets."
The U.S. Congress and various state and local legislatures may pass mortgage-related legislation that would affect our business, including legislation that would permit limited assignee liability for certain violations in the mortgage loan origination process, legislation that would allow judicial modification of loan principal in the event of personal bankruptcy, or legislation related to the handling of escrow accounts. We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business or whether any such legislation will require us to change our practices or make changes in our portfolio in the future. These changes, if required, could materially adversely affect our business, results of operations and financial condition, and our ability to pay dividends to our stockholders, particularly if we make such changes in response to new or amended laws, regulations or ordinances in any state where we acquire a significant portion of our mortgage loans, or if such changes result in us being held responsible for any violations in the mortgage loan origination process.
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
The principal and interest payments on our non-Agency RMBS and CRTs are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.
Our portfolio includes non-Agency RMBS which are backed by residential mortgage loans that do not conform to the Fannie Mae or Freddie Mac underwriting guidelines, including subprime, manufactured housing, Alt-A, prime jumbo, non-QM, and single-family-rental mortgage loans, as well as CRTs. Consequently, the principal and interest on non-Agency RMBS and CRTs, unlike those on Agency RMBS, are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. Government.
Non-Agency RMBS are subject to many of the risks of the respective underlying mortgage loans. A residential mortgage loan is typically secured by single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, high unemployment, high energy costs, acts of God, pandemics such as the COVID-19 pandemic, war or other geopolitical conflict, terrorism, elevated inflation, social unrest, and civil disturbances, may impair borrowers' abilities to repay their mortgage loans. In periods following home price declines, "strategic defaults" (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. In addition, recent increases in mortgage rates have led to significant higher monthly costs for homeowners who have purchased their homes recently and they have also led to slower prepayments of older, more affordable mortgages, each of which could lead to an increase in defaults on the mortgage loans underlying many of our investments.
In the event of defaults under mortgage loans backing any of our non-Agency RMBS or CRTs, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan.
Additionally, in the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In many jurisdictions, legislation has been enacted that has the effect of making the foreclosure process more difficult, lengthier, and more expensive, and additional such legislation may be enacted in the future. If borrowers default on the mortgage loans backing our non-Agency RMBS or CRTs and we are unable to recover any resulting loss through the foreclosure process, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Less stringent underwriting guidelines and the resultant potential for delinquencies or defaults on certain mortgage loans could lead to losses on many of the non-Agency RMBS and European RMBS that we hold.
Some of the non-Agency RMBS in which we invest are collateralized by Alt-A and subprime mortgage loans, which are mortgage loans that were originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans (mortgage loans that generally conform to Fannie Mae or Freddie Mac underwriting guidelines). In addition, we have acquired, and may acquire in the future, European RMBS, including retained tranches from European RMBS securitizations in which we have participated. These European RMBS are backed by residential mortgage loans that were typically originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans in the United States. The underwriting guidelines for the mortgage loans that collateralize the non-Agency RMBS and European RMBS in which we invest are more permissive as to borrower credit history or credit score, borrower debt-to-income ratio, loan-to-value ratio, and/or as to documentation (such as whether and to what extent borrower income was required to be disclosed or verified). In addition, even when specific underwriting guidelines are represented by loan originators as having been used in connection with the origination of mortgage loans, these guidelines have in many cases not been followed, and may not be followed in the future, as a result of aggressive lending practices, fraud (including borrower or appraisal fraud), or other factors. Mortgage loans that are underwritten pursuant to less stringent or looser underwriting guidelines, or that are poorly underwritten to their stated guidelines, have experienced, and should be expected to experience in the future, substantially higher rates of delinquencies, defaults, and foreclosures than those experienced by mortgage loans that are underwritten in a manner more consistent with Fannie Mae or Freddie Mac guidelines. Thus, because of the higher delinquency rates and losses associated with Alt-A, subprime mortgage loans and European mortgage loans, the performance of RMBS backed by Alt-A, subprime mortgage loans, and European mortgage loans that we may acquire could be correspondingly adversely affected, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We rely on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage our portfolio. Such models and other data may be incorrect, misleading or incomplete, which could cause us to purchase assets that do not meet our expectations or to make asset management decisions that are not in line with our strategy.
We rely on our Manager and our Manager relies on the analytical models (both proprietary and third-party models) of Ellington and information and data supplied by Ellington itself and by third parties. These models and data may be used to value assets or potential asset acquisitions and dispositions and also in connection with our asset management activities. If Ellington's models (including the data utilized by the models) and/or third-party data prove to be incorrect, misleading, or incomplete, any decisions made in reliance thereon could expose us to potential risks. Our Manager's reliance on Ellington's models and data may induce it to purchase certain assets at prices that are too high, to sell certain other assets at prices that are too low, or to miss favorable opportunities altogether. Similarly, any hedging activities that are based on faulty models and data may prove to be unsuccessful.
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
The frequency at which prepayments (including both voluntary prepayments by borrowers and liquidations due to defaults and foreclosures) occur on mortgage loans, including those underlying our RMBS and Forward MSR-related investments, affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on such loans or the related RMBS, Forward MSR-related investments or Reverse MSRs. These faster or slower than expected payments may adversely affect our profitability.
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

We also may purchase securities or loans that have a lower interest rate than the then-prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the security or loan. We accrete this discount as income over the expected term of the security or loan based on our prepayment assumptions. If a security or loan is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of our investment portfolio and result in a lower-than-expected yield on securities and loans purchased at a discount to par.
Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Since many RMBS, especially fixed rate RMBS, will be discount securities when interest rates are high, and will be premium securities when interest rates are low, these RMBS may be adversely affected by changes in prepayments in any interest rate environment. Prepayments may also result from borrowers’ desire to monetize a portion of the equity in their homes (“cash-out” refinancing); since higher home values (and therefore also homeowners' equity) are often correlated with lower interest rates, higher cash-out refinancing activity is also often correlated with lower interest rates. Prepayment rates are also affected by factors not directly tied to interest rates or home values, and these factors are difficult to predict. Prepayments can also occur when borrowers sell their properties or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the underlying property and/or from the proceeds of a mortgage insurance policy or other guarantee. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from the Agency RMBS pools that they have issued when the cost of guaranteed payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the non-performing loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans. Prepayment rates can also be affected by actions of the GSEs and their cost of capital, general economic conditions, and the relative interest rates on fixed and adjustable rate loans. Additionally, changes in the GSEs' decisions as to when to repurchase delinquent loans can materially impact prepayment rates on Agency RMBS.
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
Prepayments also significantly affect the value of MSRs because an MSR entitles the holder to receive a monthly servicing fee equal to a percentage of the unpaid principal balance of the mortgage loans, as well as other cashflows, for so long as the underlying loans are outstanding. To the extent the underlying mortgage loan principal balances are prepaid or expected to be prepaid at a faster rate, the expected future cash flows from servicing would be lower and the value of our MSR would decline. Actual prepayment rates differing from anticipated prepayment rates could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
In addition to the foregoing, prepayment risk and reinvestment risk also apply to our CLO investments. As part of the ordinary management of its portfolio, a CLO will typically generate cash flow from asset repayments and sales that is reinvested into substitute assets, subject to compliance with its investment tests and certain other conditions. If the CLO collateral manager causes the CLO to purchase substitute assets at a lower yield than those initially acquired, the excess interest-related cash flow available for distribution to the CLO equity tranches would decline. Furthermore, in most CLO transactions, CLO debt investors are subject to the risk that the holders of a majority of the equity tranche can direct a call or refinancing of a CLO, causing such CLO’s outstanding CLO debt securities to be repaid at par earlier than expected. This and other factors can cause considerable uncertainty in the average lives of the CLO tranches in which we invest.
Draw Rates on reverse mortgages can change in ways that adversely affect the value of reverse mortgages pools, IOs and MSRs.
Reverse borrowers often have an undrawn line of credit entitling the borrower to demand future draws from the servicer. A substantial portion of reverse MSR values comes from the expectation that while the servicer funds such future draws at par, it will be able to securitize and sell such future draws at a premium. Therefore, lower than expected borrower draw rates may have a negative impact on reverse MSR values.
Valuations of some of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time, and may differ from the values that would have been used if a ready market for these assets existed.
The values of some of the assets in our portfolio are not readily determinable. We value the vast majority of these assets monthly at fair value, as determined in good faith by our Manager, subject to the oversight of our Manager's valuation committee. Because such valuations are inherently uncertain, may fluctuate over short periods of time, especially during periods of elevated market volatility, and may be based on estimates, our Manager's determinations of fair value may differ from the values that would have been used if a ready market for these assets existed or from the prices at which trades occur. Furthermore, we may not obtain third-party valuations for all of our assets. Changes in the fair value of our assets directly impact our net income through recording unrealized appreciation or depreciation of our investments and derivative instruments, and so our Manager's determination of fair value has a material impact on our net income.
While in many cases our Manager's determination of the fair value of our assets is based on valuations provided by third-party dealers and pricing services, our Manager can and does value assets based upon its judgment and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets are often difficult to obtain or are unreliable and certain of our credit and MSR interests, including our Forward MSR-related investments and our HMBS MSR Equivalent, trade infrequently and are illiquid. In general, dealers and pricing services heavily disclaim their valuations. Additionally, dealers and pricing services may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Higher valuations of our assets have the effect of increasing the amount of base management fees and incentive fees we pay to our Manager. Therefore, conflicts of interest exist because our Manager is involved in the determination of the fair value of our assets.
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
We depend on third-party service providers, including mortgage servicers, for a variety of services related to our MSRs, MBS, CRTs, European assets, securitizations, and whole mortgage loans and loan pools. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our MSRs, MBS, CRTs, European assets, securitizations, and whole mortgage loans and loan pools. We rely on the mortgage servicers who service the mortgage loans backing our MSRs, MBS, CRTs, our European assets, our securitizations, as well as the mortgage loans and loan pools that we own directly, to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. These mortgage servicers and other service providers, such as trustees, bond insurance providers, due diligence vendors, and custodians, may not perform in a manner that promotes our interests. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications, may reduce the value of our MSRs or the mortgage loans backing our MBS, CRTs, or whole mortgage loans that we acquire. Mortgage servicers may be incentivized by U.S. federal, state, or local governments to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, legislation has been adopted that delays the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limits the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. In addition, to the extent that we own the MSR related to a mortgage loan or have economic exposure to an MSR through an arrangement with a master servicer, we could be ultimately liable for any servicing infractions by a subservicer, and in certain cases, infractions related to the origination of the mortgage loans. To the extent that we or the related master servicer cannot recover any such losses from the originator or subservicer, we would suffer losses, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Additionally, our MSRs, MBS, CRTs, European assets, securitizations, and whole mortgage loans and loan pools could also be materially and adversely affected if the mortgage servicer is unable to service the underlying mortgage loans due to a failure to comply with applicable laws and regulations or as a result of new legislative actions, failure to perform its loss mitigation duties, a downgrade in its servicer rating, the failure to perform adequately in its external audits, or a failure in or performance of its operational systems or infrastructure. Further, economic disruptions may result in liquidity pressures on servicers and other third-party vendors that we rely upon. For instance, as a result of an increase in mortgagors requesting relief in the form of forbearance plans and/or other loss mitigation, servicers and other parties responsible in capital markets securitization transactions for funding advances with respect to delinquent mortgagor payments of principal and interest may begin to experience financial difficulties if mortgagors do not make monthly payments. The negative impact of an economic disruption on the business and operations of such servicers or other parties responsible for funding such advances could be significant. If our third-party service providers, including mortgage servicers, do not perform as expected, our business, financial condition and results of operations, and ability to pay dividends to our stockholders could be materially adversely affected. See "—Our investments in MSR related assets expose us to additional risk of loss if our counterparty were unable to satisfy its obligation to us" and "—Risks Related to Our Loan Origination Businesses—Longbridge relies on a subservicer to perform reverse mortgage servicing functions, which presents us with a number of risks."
We rely on mortgage servicers to service effectively, including loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans that we own directly and such loss mitigation efforts may be unsuccessful or not cost effective.
Both default frequency and default severity of mortgage loans are highly dependent on the quality of the mortgage servicer. We depend on the effectiveness of servicing, including loss mitigation efforts of mortgage servicers and in some cases "special servicers," which are mortgage servicers who specialize in servicing non-performing loans. If mortgage servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers are far less likely to make those payments. Additionally, servicers can perform loan modifications, which could potentially impact the value of our securities. The failure of servicers to effectively service the mortgage loans underlying the securities in our investment portfolio could negatively impact the value of our investments and our performance. In addition, for the whole mortgage loans that we own directly, we may engage in our own loss mitigation efforts over and beyond the efforts of the mortgage servicers, including more hands-on mortgage servicer oversight and management, borrower refinancing solicitations, as well as other efforts. Our and our mortgage servicers' loss mitigation efforts may be unsuccessful in limiting delinquencies, defaults, and losses, or may not be cost effective, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. Our ability to accomplish such loss mitigation may also be limited by the tax rules governing REITs.
Servicer quality and effectiveness are of particular importance in the performance of non-agency loans and MBS. If a servicer is performing inadequately or goes out of business, the transfer of servicing to a new servicer takes time, and loans may become delinquent because of confusion or lack of attention. We have already experienced this phenomenon related to servicing transfers on certain of our mortgage loans. When servicing is transferred, the prior servicer’s advances (e.g., of delinquent interest, principal, taxes, or insurance) are often not recaptured efficiently by the new servicer, which in the case of securitized loans may have an adverse effect on non-agency MBS credit support. In the case of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. However, in the event the servicer does not advance such funds, interest may be interrupted, even on more senior securities. Servicers may also advance more than is in fact recoverable once a defaulted loan is disposed, and the loss to the securitization trust may be greater than the outstanding principal balance of that loan (i.e., greater than 100% loss severity). Finally, an increase in servicing costs, including as a result of an increase in the difficulty of or the costs related to loss mitigation efforts, would lower our yield on the relevant assets and could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.
Following the global financial crisis of 2008-2009, one of the biggest risks affecting the residential mortgage loan, non-Agency RMBS, and European RMBS markets has been uncertainty around the timing and ability of servicers to foreclose on defaulted loans, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to RMBS holders. Given the magnitude of the 2008-2009 housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures, mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse, and securitization processes, mortgage servicers have generally had much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. In addition, the COVID-19 pandemic has led, and could continue to lead, to delays in the foreclosure process, both by operation of state law and by delays in the judicial system. These circumstances have led to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of a servicer's control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and has affected and may continue to affect the values of, and our returns on, our investments in RMBS and residential whole loans.
To the extent that due diligence is conducted on potential assets, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.
Before making an investment, our Manager may decide to conduct (either directly or using third parties) certain due diligence on such potential investment. There can be no assurance that our Manager will conduct any specific level of due diligence, or that, among other things, our Manager's due diligence processes will uncover all relevant facts or that any purchase will be successful, which could result in losses on these assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Certain securities that we acquire are deemed by rating agencies to have substantial vulnerability to default in payment of interest and/or principal. Other securities we acquire have the lowest quality ratings or are unrated. Many securities that we acquire are subordinated in cash flow priority to other more "senior" securities of the same securitization. Certain subordinated securities ("first loss securities") absorb all losses from default before any other class of securities is at risk. Such securities therefore are considered to be highly speculative investments. In the case of CRTs and subordinated RMBS and CMBS, the risk of defaults on the underlying mortgages and/or declining real estate values is amplified, as are the risks associated with possible changes in the market's perception of any entity issuing or guaranteeing such securities, or by changes in government regulations and tax policies. In the case of CLOs, the risk of economic recession and declining creditworthiness of corporate borrowers is amplified. Accordingly, the subordinated and lower-rated (or unrated) securities in which we invest may experience significant price and performance volatility relative to more senior or higher-rated securities, and they are subject to greater risk of loss than more senior or higher-rated securities which, if realized, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Investments in second-lien mortgage or subordinated corporate loans could subject us to increased risk of losses.
We have invested, and may in the future invest, in second-lien mortgage loans or RMBS backed by such loans. We also have invested, and may in the future invest, in subordinated corporate loans or CLOs backed by such loans. If a borrower defaults on a second-lien or subordinated loan or on its senior debt (i.e., a first-lien loan, in the case of a residential mortgage loan), or in the event of a borrower bankruptcy, such second-lien or subordinated loan will be satisfied only after all senior debt is paid in full. As a result, if we invest directly or indirectly in second-lien mortgage loans or subordinated corporate loans and the underlying borrower defaults, we may lose all or a significant part of our investment.
Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets.
Our fixed-rate investments, especially most fixed-rate mortgage loans, fixed-rate MBS, and most MBS backed by fixed-

rate mortgage loans, generally decline in value when long-term interest rates increase. Even in the case of Agency RMBS, the guarantees provided by GSEs do not protect us from declines in market value caused by changes in interest rates. In the case of RMBS backed by adjustable-rate mortgages, or "ARMs," increases in interest rates can lead to increases in delinquencies and defaults as borrowers become less able to make their mortgage payments following interest payment resets. Additionally, an increase in short-term interest rates would increase the amount of interest owed on our repo borrowings. See "—Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets."
Changes in market conditions may cause a decrease in the issuance volumes of certain of our targeted assets, which could adversely affect our ability to acquire targeted assets that satisfy our investment objectives, and which could adversely affect the loan originators in which we invest.
Rising interest rates, elevated interest rate volatility and/or elevated yield spreads generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of targeted assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives, and could also adversely affect the mortgage loan originators in which we are invested, whose businesses depend on demand from borrowers for mortgage loans. If changes in market conditions cause us to be unable to acquire a sufficient volume of our targeted assets with a yield that is above our borrowing cost, or adversely impact Longbridge and other loan originators in which we invest, our ability to satisfy our investment objectives and to generate income and pay dividends to our stockholders may be materially and adversely affected.
Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets.
Some of our assets are fixed rate or have a fixed-rate component (such as non-QM loans, residential transition loans, and RMBS backed by hybrid ARMs). This means that the interest we earn on these assets will not vary over time based upon changes in a short-term interest rate index. Although the interest we earn on our ARMs, our RMBS backed by ARMs, and many of our CLO investments generally will adjust for changing interest rates, such interest rate adjustments may not occur as quickly as the interest rate adjustments to any related borrowings, and such interest rate adjustments will generally be subject to interest rate caps, which potentially could cause such assets to acquire many of the characteristics of fixed rate assets during periods of rising or high interest rates. We generally fund our targeted assets with borrowings whose interest rates reset frequently, and as a result we generally have an interest rate mismatch between our assets and liabilities, which could cause our net interest margin (the spread between the average yield on our assets and our average borrowing costs) to compress, or even become negative. While our interest rate hedges are intended to mitigate a portion of this mismatch, the use of interest rate hedges also introduces the risk of other interest rate mismatches and exposures, as will the use of other financing techniques. Additionally, to the extent cash flows from RMBS we hold are reinvested in new RMBS, the spread between the yields of the new RMBS and available borrowing rates may also compress or become negative. If our net interest margin compresses or becomes negative, our business, cash flow, financial condition, results of operations, and ability to pay dividends to our stockholders could be materially affected. In fact, in 2022 and parts of 2023, which saw periods of rising interest rates, we experienced compressed, and in some cases negative, net interest margin on many of our assets.
Fixed-income assets, including many RMBS, typically decline in value if interest rates increase. If long-term rates were to increase significantly, such as we saw during 2022 and 2023, not only would the market value of these assets be expected to decline, but these assets could lengthen in duration because borrowers would be less likely to prepay their mortgages.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Between March 2020 and March 2022, the U.S. Federal Reserve, or the "Federal Reserve," maintained the target range for the federal funds rate at 0.00%—0.25%. Beginning in March 2022, however, the Federal Reserve began a series of interest rate hikes in response to historically high inflation, and as of January 31, 2024, the target range for the federal funds rate was 5.25%—5.50%. Moreover, concerns over the United States’ debt ceiling and budget-deficit have increased the possibility of downgrades by rating agencies to the U.S. government’s credit rating, which could cause interest rates and borrowing costs to rise further. The future path of interest rates is highly uncertain.
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
Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency and foreclosure, and risk of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, the market value of a commercial mortgage property is often driven by a “capitalization rate,” which represents the annual net operating income of the property expressed as a percentage of its market value. Capitalization rates tend to be correlated with long-term interest rates, and have trended higher recently in sympathy with rising long-term interest rates, which has degraded the market value of many commercial properties. Upon maturity of our commercial mortgage loans, declines in the net operating income of the property and/or increases in then-prevailing capitalization rates (especially if interest rates have risen substantially from the time the loan was originated), may cause declines in the market value of the property, which could cause the borrower to be unable to refinance or repay the maturing loan.
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
•changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation, and the related costs of compliance; and
•general economic downturn, high energy costs, high unemployment, acts of God, pandemics such as the COVID-19 pandemic, war or other geopolitical conflict, terrorism, elevated inflation, social unrest, and civil disturbances.
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and our cost basis in the outstanding principal and accrued interest of the mortgage loan, and any such losses could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
In addition, there were several notable regional bank failures in the U.S. during 2023, many of which held a significant amount of commercial mortgage loans. There is a possibility that any resulting instability of the banking system could reduce the rate of global economic growth and might lead to a recessionary environment in certain economies, including the U.S. or Europe. Any decline in the commercial real estate market related to the failed regional banks could have a materially adverse impact on our commercial mortgage loans and REO and could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
CMBS are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the CMBS we invest in are subject to all of the risks of the respective underlying commercial mortgage loans.
We also have commercial mortgage loans and CMBS where the value of the underlying properties, such as office properties, hotels, and healthcare properties, partly relies on the value associated with the operating businesses at those properties. As such, these loans bear the risks associated with the values of those commercial properties, as well as the risks associated with the underlying operating businesses, which could be thinly capitalized, highly leveraged, dependent on a small number of key individuals, subject to regulatory concerns, underperform expectations, or face other obstacles that could adversely affect the business and results of operations of any such entity. Office properties are subject to potential valuation declines related disruptions or changes in business practices caused by technological or other innovations (such as businesses adopting remote work policies, shared spaces, and/or co-working environments), workforce reductions in certain market segments, or other factors, which has recently negatively impacted, and may continue to negatively impact, office demand in the commercial real estate sector, rental rates and occupancy levels. Distress in the commercial real estate sector, including office properties, such as that experienced during 2023, has negatively impacted and may continue to negatively impact certain commercial real estate-related markets in which we invest, including for example, as a result of low occupancy rates, tenant defaults, the maturation of a significant amount of commercial real estate loans amid an elevated interest rate environment, tightening credit conditions imposed by traditional sources of real estate financing and refinancing, and commercial mortgage loan defaults. If these commercial properties do not generate sufficient income to pay for ongoing operating expenses, our commercial mortgage loans and/or our CMBS may not generate enough principal and/or interest to justify their investment. A decline in the performance or value of commercial mortgage loans could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Our investments in CMBS are at risk of loss.
Our investments in CMBS are at risk of loss. In general, losses on real estate securing a mortgage loan included in a securitization will be borne first by the owner of the property, then by the holder of a mezzanine loan or a subordinated participation interest in a bifurcated first-lien loan, or "B-Note," if any, then by the "first-loss" subordinated security holder (generally, the B-piece buyer) and then by the holder of a higher-rated security. In the event of losses on mortgage loans included in a securitization and the subsequent exhaustion of any applicable reserve fund, letter of credit, or classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if any of the real estate underlying the securitization mortgage portfolio has been overvalued by the originator, or if real estate values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS, we may incur losses. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.
We may not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.
With respect to the CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans will be held by a "directing certificateholder" or a "controlling class representative," which is generally appointed by the holders of the most subordinate class of CMBS in such series. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests. For further discussion of the risks of our reliance on special servicers, see "—We rely on mortgage servicers to service effectively, including our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans that we own directly and such loss mitigation efforts may be unsuccessful or not cost effective."
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
•war or geopolitical conflict or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•adverse changes in national and local economic and market conditions, including those related to high unemployment, elevated inflation and high energy costs;
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
The occurrence of any of the foregoing or similar events could reduce our return from an affected property or asset and, consequently, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We engage in short selling transactions, which may subject us to additional risks.
Many of our hedging transactions, and occasionally our investment transactions, are short sales. Short selling may involve selling securities that are not owned and typically borrowing the same securities for delivery to the purchaser, with an obligation to repurchase the borrowed securities at a later date. Short selling allows the investor to profit from declines in market prices to the extent such declines exceed the transaction costs and the costs of borrowing the securities. A short sale may create the risk of an unlimited loss, in that the price of the underlying security might theoretically increase without limit, thus increasing the cost of repurchasing the securities. There can be no assurance that securities sold short will be available for repurchase or borrowing. Repurchasing securities to close out a short position can itself cause the price of the securities to rise further, thereby exacerbating the loss, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders, as well as increase losses when economic conditions are unfavorable.
We use leverage to finance our investment activities and to enhance our financial returns. Most of our leverage is in the form of short-term repos for our Agency and credit portfolio assets. Other forms of leverage include our term secured bank facilities, our securitizations, our unsecured borrowings and may in the future include credit facilities, including term loans and revolving credit facilities.
Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. For example, by entering into repos with haircut levels of 5%, we could theoretically leverage capital allocated to Agency RMBS by an asset-to-equity ratio of as much as 20 to 1. A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized.
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
Leverage also increases the risk of our being forced to precipitously liquidate our assets. See "—Our access to financing may not be available on favorable terms, may be limited or completely shut off, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders."
Our access to financing may not be available on favorable terms, may be limited or completely shut off, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Moreover, we are currently party to short-term borrowings (in the form of repos) and there can be no assurance that we will be able to replace these borrowings, or "roll" them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms, or at all. If we are not able to renew our existing repurchase agreements or other borrowings, or arrange for new financing on terms acceptable to us, or if we default on our financial covenants (including those on our repurchase agreements, other borrowings, and our Senior Notes), are otherwise unable to access funds under our financing arrangements, or if we are required to post more collateral or face larger haircuts, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses, and may also force us to curtail our asset acquisition activities. Similarly, if we were to move a financing from one counterparty to another that was subject to a larger haircut we would have to repay more cash to the original counterparty than we would be able to borrow from the new counterparty. To the extent that we might be compelled to liquidate qualifying real estate assets to repay debts, our compliance with the REIT asset tests, income tests, and distribution requirements could be negatively affected, which could jeopardize our qualification as a REIT. Losing our REIT qualification would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income and decrease profitability and cash available to pay dividends to our stockholders. Any such forced liquidations could also materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act.
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
Moreover, the amount of financing that we receive under our financing agreements will be directly related to our lenders’ valuation of the financed assets subject to such agreements. Typically, the master repurchase agreements that govern our borrowings under repurchase agreements grant the lender the right to reevaluate the fair market value of the financed assets subject to such repurchase agreements at any time. If a lender determines that the net decrease in the value of the portfolio of financed assets is greater in magnitude than any applicable threshold, it will generally initiate a margin call. In such cases, a lender's valuations of the financed assets may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A valid margin call requires us to transfer cash or additional qualifying collateral to a lender or to repay a portion of the outstanding borrowings. If we were to dispute the validity of a margin call from a lender under one of our repo agreements and refuse to deliver margin collateral as a result, a lender could still send us a notice of default. In this situation, such lender will have possession of the financed assets, and might still decide to exercise its contractual remedies, despite the margin dispute. In the event of our default, our lenders or derivative counterparties can accelerate our indebtedness, terminate our derivative contracts (potentially on unfavorable terms requiring additional payments, including additional fees and costs), increase our borrowing rates, liquidate our collateral, and terminate our ability to borrow. In certain cases, a default on one repo agreement or derivative agreement (whether caused by a failure to satisfy margin calls or another event of default) can trigger "cross defaults" on other such agreements. In addition, if the market value of our derivative contracts with a derivative counterparty declines in value, we generally will be subject to a margin call by the derivative counterparty.
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
The covenants in our financing arrangements may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, subject to any applicable cure provisions, we would be in default under these agreements and our indebtedness could be declared due and payable. In addition, our lenders could terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights under our financing arrangements, whereby a default (such as a failure to comply with a covenant) under one financing arrangement can trigger a default under other financing arrangements.

Our securitizations may expose us to additional risks.
In order to generate additional cash for funding new investments, we have securitized, and may in the future seek to securitize, certain of our assets, especially our loan assets. Some securitizations are treated as financing transactions for U.S. GAAP, while others are treated as sales. In a typical securitization, we convey assets to a special purpose vehicle, which then issues one or more classes of notes secured by the assets pursuant to the terms of an indenture. To the extent that we retain the most subordinated economic interests in the issuing vehicle, we would continue to be exposed to losses on the assets for as long as those retained interests remained outstanding and therefore able to absorb such losses. Furthermore, our retained interests in a securitization could be less liquid than the underlying assets themselves, and may be subject to U.S. Risk Retention Rules and similar European rules. Moreover, even though we might accumulate assets with a view towards possible securitization, we cannot be assured that we will be able to access the securitization market, or be able to do so under favorable terms. The inability to securitize certain segments of our portfolio, especially certain of our loan assets, could force us to resort to what may be inferior methods of financing those assets, could force us to sell those loan assets at inopportune times, and could adversely impact our ability to grow our loan acquisition businesses. Furthermore, because we have entered into and may in the future enter into securitization transactions alongside other entities, including other Ellington affiliates, there may be conflicts between us, on the one hand, and the other entities, including other Ellington affiliates, on the other hand.
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
We will typically be required to make representations and warranties in connection with our securitizations regarding, among other things, certain characteristics of the assets being securitized. If any of the representations and warranties that we have made concerning the assets are alleged or found to be inaccurate, we may incur expenses disputing the allegations, and we may be obligated to repurchase certain assets, which may result in losses. Even if we previously obtained representations and warranties from loan originators or other parties from whom we originally acquired the assets, such representations and warranties may not align with those that we have made for the benefit of the securitization, or may otherwise not protect us from losses, including as a result of the deterioration in the financial condition of the party that provided representations and warranties to us.
Longbridge assumes certain obligations related to each security issued in its securitizations. One significant obligation is the requirement to purchase any HECM loan out of the HMBS if the outstanding principal balance of such loan is equal to or greater than 98% of the maximum claim amount ("MCA Repurchases"). Active repurchased loans are assigned to HUD, and HUD reimburses Longbridge for the outstanding principal balance on the loan up to the maximum claim amount. Longbridge bears the risk to the extent that the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Inactive repurchased loans, which are loans where a default or maturity event has occurred, such as the borrower passing away, no longer occupying the property or becoming delinquent on tax and insurance payments, are generally liquidated through foreclosure and subsequent sale of real estate owned property (“REO”), with a claim filed with HUD for recoverable remaining principal and advance balances. The recovery timeline for inactive repurchased loans depends on various factors, including foreclosure status at the time of repurchase, state-level foreclosure timelines, and the post-foreclosure REO liquidation timeline. The timing and amount of Longbridge’s obligation with respect to MCA Repurchases is uncertain as repurchase is dependent largely on circumstances outside of Longbridge’s control including the amount and timing of future draws and the status of the loan. MCA Repurchases are expected to continue to increase due to the increased flow of HECMs and REO that are reaching 98% of their maximum claim amount. We typically fund these repurchase obligations using available cash and/or borrowing facilities to finance a portion of the repurchase amount; provided that, in certain repurchase situations, we rely on a contractual obligation of an unrelated entity to fund such purchase amount. However, to the extent that our funding commitments exceed our borrowing capacity under these facilities, if we are unable to renew these facilities upon their maturities, or, in cases where we're relying on an unrelated entity to fund such repurchase amount and they do not fund in time, we would be solely dependent on available cash to meet these commitments. In cases where we are relying on the contractual agreement with an unrelated entity, we may not be able to recover such funds from the unrelated entity after the repurchase. If our liquidity position is insufficient to fund these amounts, this could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. In addition, when using these facilities to finance the repurchase, Longbridge also typically earns an interest rate that is frequently less than the cost of financing, and also incurs certain non-reimbursable costs during the process of liquidating nonperforming loans.
If Longbridge is unable to fund its tail funding commitments or securitize its HECM loans (including tail pools), or if HMBS tail pool prices decline, this could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Longbridge originates and services HECM loans where the borrower an undrawn line of credit entitling the borrower to demand future draws, which Longbridge as servicer is obligated to fund. As of December 31, 2023 our commitment to fund such additional borrowing capacity was $1.9 billion. In addition, we are required to advance mortgage insurance premiums on behalf of HECM borrowers. We typically fund these obligations on a short-term basis using available cash and/or our credit facilities, and regularly securitize these amounts (along with our servicing fees) through the issuance of HMBS tail securitizations.
A substantial portion of reverse MSR values comes from the expectation that while the servicer funds such future draws at par, it will be able to securitize and sell such future draws at a premium. When valuing Longbridge’s reverse MSRs, the prices assumed for subsequent HMBS tail pools reflect market conditions that may not be realized. If the actual prices earned on these HMBS pools are lower than forecast, the value of Longbridge’s reverse MSRs could be materially adversely impacted.
We have also entered into an agreement for a revolving credit facility to finance a portfolio of these tail draws prior to their securitization into HMBS. However, to the extent that our funding commitments exceed our borrowing capacity under this facility, or if we are unable to renew this facility upon its maturity in May 2024, we would be dependent on available cash to meet these commitments. If Longbridge’s liquidity position is insufficient to fund these amounts and Longbridge is unable to fund them through the securitization of the tails into HMBS, this could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Our investments that are denominated in foreign currencies, domiciled outside the U.S., or that involve non-U.S. assets are subject to risks associated with non-U.S. investing, including in some cases foreign currency risk, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Our investments that are denominated in foreign currencies subject us to foreign currency risk arising from fluctuations in exchange rates between such foreign currencies and the U.S. dollar. While we currently attempt to hedge the vast majority of our foreign currency exposure, subject to maintaining our qualification as a REIT, we may not always choose to hedge such exposure, or we may not be able to hedge such exposure. To the extent that we are exposed to foreign currency risk, changes in exchange rates of such foreign currencies to the U.S. dollar could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Further, while our CLO investments are primarily in CLOs that hold underlying U.S. assets, we may also invest in CLOs that hold non-U.S. assets, and we expect that many of the CLO issuers in which we invest will be domiciled outside the United States. Investing directly or indirectly in non-U.S. issuers may expose us to additional risks, including political and social instability, expropriation, imposition of foreign taxes, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards, currency fluctuations and greater price volatility. Further, we, and the CLOs in which we invest, may have difficulty enforcing creditor’s rights in foreign jurisdictions.
Hedging against credit events, interest rate changes, foreign currency fluctuations, and other risks could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
•to the extent that the creditworthiness of a hedging counterparty deteriorates, it may be difficult or impossible to terminate or assign any hedging transactions with such counterparty; and
•our hedging instruments are generally structured as derivative contracts and, as a result, are subject to additional risks such as those described under "—Our access to financing sources may not be available on favorable terms, may be limited or completely shut off, and our lenders and derivative counterparties could require us to post additional collateral. These circumstances could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders" and "—Our use of derivatives may expose us to counterparty risk."
For these and other reasons, our hedging activity could materially adversely affect our business, financial condition and results of operations, our ability to pay dividends to our stockholders, and our ability to maintain our qualification as a REIT.
Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on regulated exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses.
Hedging instruments and other derivatives, including certain types of credit default swaps, involve risk because they may not, in many cases, be traded on exchanges and may not be guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments there may be less stringent requirements with respect to record keeping and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Our Manager is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Furthermore, our Manager has only a limited internal credit function to evaluate the creditworthiness of its counterparties, mainly relying on its experience with such counterparties and their general reputation as participants in these markets. Under the terms of many of our hedging transaction contracts, the business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default under the agreement governing the hedging arrangement. Default by a party with whom we enter into a hedging transaction, may result in losses and may force us to re-initiate similar hedges with other counterparties at the then-prevailing market levels. Generally we will seek to reserve the right to terminate our hedging transactions upon a counterparty's insolvency, but absent an actual insolvency, we may not be able to terminate a hedging transaction without the consent of the hedging counterparty, and we may not be able to assign or otherwise dispose of a hedging transaction to another counterparty without the consent of both the original hedging counterparty and the potential assignee. If we terminate a hedging transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and therefore we may be required to maintain any hedging position until exercise or expiration, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

In addition, some portion of our hedges are cleared through a central counterparty clearinghouse, or "CCP," which we access through a futures commission merchant, or "FCM." If an FCM that holds our cleared derivatives account were to become insolvent, the CCP will make an effort to move our futures and swap positions to an alternate FCM, though it is possible that no alternate FCM could be found to accept our positions, which could result in a total cancellation of our positions in the account; in such a case, if we wished to reinstate such hedging positions, we would have to re-initiate such positions with an alternate FCM. In the event of the insolvency of an FCM that holds our cleared over-the-counter derivatives, the rules of the CCP require that its direct members submit bids to take over the portfolio of the FCM, and would further require the CCP to move our existing positions and related margin to an alternate FCM. If this were to occur, we believe that our risk of loss would be limited to the excess equity in the account at the insolvent FCM due to the "legally segregated, operationally commingled" treatment of client assets under the rules governing FCMs in respect of cleared over-the-counter derivatives. In addition, in the case of both futures and cleared over-the-counter derivatives, there could be knock-on effects of our FCM's insolvency, such as the failure of co-customers of the FCM or other FCMs of the same CCP. In such cases, there could be a shortfall in the funds available to the CCP due to such additional insolvencies and/or exhaustion of the CCP's guaranty fund that could lead to total loss of our positions in the FCM account. Finally, we face a risk of loss (including total cancellation) of positions in the account in the event of fraud by our FCM or other FCMs of the CCP, where ordinary course remedies would not apply.
The U.S. Commodity Futures Trading Commission, or "CFTC," and certain commodity exchanges have established limits referred to as speculative position limits or position limits on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options. Limits on trading in options contracts also have been established by the various options exchanges. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
In response to the global financial crisis of 2008-2009 and again in response to the economic effects of the COVID-19 pandemic in 2020, the Federal Reserve announced and completed several rounds of quantitative easing, which are programs designed to expand the Federal Reserve's holdings of long-term securities by purchasing U.S. Treasury securities and/or Agency RMBS, in order to provide stability to the market. Also during 2020, the Federal Reserve reduced the target range for the federal funds rate to 0.00%–0.25% from 1.50%–1.75%. These actions put downward pressure on interest rates. Among other effects, low interest rates can increase prepayment rates (resulting from lower long-term interest rates, including mortgage rates), impact the shape of the yield curve, cause a narrowing of our net interest margin, and lower the yields that we are able to generate on our investments, all of which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
In November 2021, the Federal Reserve began to withdraw some of this quantitative easing support by commencing the tapering of its asset purchases of U.S. Treasury securities and Agency RMBS. In 2022, the Federal Reserve increased the pace of its balance sheet runoff, and also began a series of interest rate hikes in response to historically high inflation. As of January 31, 2024, the target range for the federal funds rate was 5.25%—5.50%. This quantitative tightening has caused, and could continue to cause, elevated market volatility, widening yield spreads, and an inversion of the U.S. Treasury yield curve. These and other actions by the Federal Reserve have adversely affected, and could continue to adversely affect, the economy as a whole, which in turn could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. See "—Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets."
We may change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operational, and management policies without notice or stockholder consent, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. In addition, our Board of Directors may authorize us to revoke or otherwise terminate our REIT election without the approval of our stockholders.
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
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including other mortgage REITs, financial companies, loan originators and servicers, public and private funds, commercial and investment banks, and residential and commercial finance companies. We may also compete with (i) the Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes and (ii) companies that partner with and/or receive financing from the U.S. Government or consumer bank deposits. Many of our competitors are substantially larger and have considerably more favorable access to capital and other resources than we do. We acquire a significant amount of our loan assets pursuant to flow agreements with various loan originators. If such originators are unable or unwilling to continue to sell loan assets to us, or if we are unable to find additional loan originators from whom to purchase loans at attractive prices, we may be forced to acquire such loan assets at prices that are less attractive, or acquire different assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. Furthermore, new companies with significant amounts of capital have been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as funding from the U.S. Government. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire, or pay higher prices than we can. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from our qualification as a REIT and in some cases to avoid adverse tax consequences to our stockholders, (ii) restraints imposed on us by our attempt to comply with certain exclusions from the definition of an "investment company" or other exemptions under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. The competitive pressures we face could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We are highly dependent on Ellington's and Longbridge's information systems and those of third-party service providers, including mortgage servicers, and system failures could significantly disrupt our business, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Our business is highly dependent on Ellington's communications and information systems, Longbridge’s communications and information systems, as well as those of third-party service providers, including mortgage loan servicers. Any failure or interruption of Ellington's, Longbridge's, or certain third-party service providers' systems or cyber-attacks or security breaches of their networks or systems could cause delays or other problems in our securities trading activities, could allow unauthorized access for purposes of misappropriating assets, stealing proprietary and confidential information, corrupting data or causing operational disruption, or could prevent us from receiving distributions to which we are entitled, any of which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Computer malware, ransomware, viruses, and computer hacking and phishing attacks have become more prevalent in the financial services industry and may occur on Ellington's, Longbridge's, or certain third party service providers' systems in the future. We rely heavily on Ellington's financial, accounting and other data processing systems. Financial services institutions have reported breaches of their systems, some of which have been significant, and Ellington has experienced a data breach, which was not material to its or our operations. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that Ellington or certain third-party service providers have experienced an undetected breach, and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no assurance that we, Ellington, Longbridge or certain of the third parties that facilitate our, Longbridge's and Ellington's business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of either Ellington's or Longbridge's networks or systems (or the networks or systems of certain third parties that facilitate our, Ellington's, and Longbridge's business activities) or any failure to maintain performance, reliability and security of Ellington's, Longbridge's, or certain third-party service providers' technical infrastructure, but such computer malware, ransomware, viruses, and computer hacking and phishing attacks could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Additionally, operational failures or cyber incidents relating to our third-party service providers (or their service providers), including mortgage servicers, have negatively impacted in the past, and may negatively impact in the future, our business. For example, one of our mortgage servicers experienced a cyber-attack which caused it to delay payments to its counterparties; it is possible that, to the extent a similar future event occurs at one of our counterparties, funds from such counterparty could also be delayed, or not recovered at all. The number and complexity of these threats continue to increase over time and many companies in the mortgage space have recently been targeted by hackers, likely due to the personally identifiable information that these companies hold. While we collaborate with mortgage servicers and other third-party service providers to develop secure transmission capabilities and protect against operational failures and cyber-attacks, we and those third parties may not have all appropriate controls in place to protect from such failures or attacks. If a material operational failure or material breach of the information technology systems of our third-party service providers occurs, we could be required to expend significant amounts of money, be delayed in receiving funds (or not receive them at all) or have to expend significant time and resources to respond to these threats or breaches, each of which could materially adversely impact our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
For example, the properties underlying our portfolio of mortgage-related assets may at times be concentrated in certain sectors that are subject to higher risk of foreclosure, or may be concentrated in a limited number of geographic locations, and our investments may be concentrated in certain of our targeted asset classes such that they are substantial relative to our total equity. To the extent that our portfolio is concentrated in any one region or type of security, downturns or other significant events or developments relating generally to such region or type of security, such as natural disasters, may result in defaults on a number of our assets within a short time period, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Our acquisitions, mergers and the integration of acquired or merged-with businesses and companies subject us to various risks and may not result in all of the cost savings and benefits anticipated, which could adversely affect our financial condition or results of operations.
We have in the past and may in the future, seek to grow our business by acquiring other businesses or merging with other companies that we believe will complement or augment our existing businesses. We cannot predict with certainty the benefits of such acquisitions or mergers, which often constitute multi-year endeavors, and we often make a number of assumptions about a company's assets, investment portfolio and/or liabilities when assessing such acquisitions or mergers. To the extent that we overestimate the value of, and/or projected net income to be generated by certain assets or investment portfolios, and/or underestimated liabilities related to a company or its assets or investment portfolio or we are otherwise incorrect in our assumptions, we may be unable to realize the anticipated benefits of an acquisition or merger. Further, we may incur significant additional costs in connection with the completion of an acquisition or merger, or in connection with any delay in completing an acquisition or merger or termination of the applicable acquisition or merger agreement, and the investment of such upfront costs may not be profitable.
There is risk that our acquisitions and/or mergers, including the Arlington Merger, may not have the anticipated positive results, including results relating to: correctly assessing the quality of the assets or investment portfolio being acquired, the cost, time and complexities required to complete the integration successfully, being able to successfully redeploy any capital acquired in connection with an acquisition or a merger, potential unknown liabilities associated with an acquisition or a merger, including but not limited to those related to taxation issues, pending or threatened litigation or regulatory matters, performance shortfalls as a result of the diversion of management's attention caused by completing an acquisition or a merger, any expectation of benefit from certain operating synergies and/or efficiencies, including those related to the elimination of duplicative costs and the spreading of fixed costs across a larger asset base, or the overall performance of the combined entity.
If we are unable to successfully integrate our acquisitions and/or mergers into our business, we may never realize their expected benefits. With each acquisition or merger, including the Arlington Merger, we may discover unexpected costs, liabilities for which we are not indemnified, delays, lower than expected cost savings or synergies, or incurrence of other significant charges, such as impairment of goodwill or other intangible assets and asset or portfolio devaluation. We also may be unable to successfully integrate the diverse company cultures, retain key personnel, apply our expertise to new competencies, or react to adverse changes in industry conditions.
It is possible that the integration process related to acquisitions or mergers could result in the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with key counterparties. Acquisition, merger and the related integration efforts could divert management attention and resources, which could have an adverse effect on our financial condition and results of operations. Additionally, the operation of the acquired businesses or company may adversely affect our existing profitability, and we may not be able to achieve results in the future similar to those achieved by our existing business or manage growth resulting from the acquisition or merger effectively.
Additionally, merger and acquisition transactions are frequently the subject of litigation or other legal proceedings, including actions alleging breaches of fiduciary or other duties. If litigation or other legal proceedings are brought against us or against our board of directors in connection with any acquisition or merger, we might not be successful in defending against such proceedings. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operation or financial position, including through the possible diversion of our resources or distraction of key personnel.
The lack of liquidity in our assets may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We acquire assets and other instruments that are not publicly traded, including privately placed RMBS, residential and commercial mortgage loans, CLOs, consumer loans, ABS backed by consumer and commercial assets, distressed corporate debt and equity, MSR-related assets, and other private investments, such as investments in loan originators. As such, these assets may be subject to legal and other restrictions on resale, transfer, pledge or other disposition, or will otherwise be less liquid than publicly traded securities. Other assets that we acquire, while publicly traded, have limited liquidity on account of their complexity, turbulent market conditions, or other factors. In addition, mortgage-related assets from time to time have experienced extended periods of illiquidity, including during times of financial stress (such as during the COVID-19 pandemic), which is often the time that liquidity is most needed. Illiquid assets typically experience greater price volatility, because a ready market does not exist, and they can be more difficult to value or sell if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we or our Manager has or could be attributed with material non-public information. Furthermore, assets that are illiquid are more difficult to finance, and to the extent that we finance assets that are or become illiquid, we may lose that financing or have it reduced. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Loan originators and servicers are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions on requirements on high-cost loans. Failure of loan originators or servicers to comply with these laws, to the extent any of their loans become part of our assets, to the extent we own such loan originator, or to the extent we originated or were deemed to have originated such loans, could subject us, as an originator, assignee or purchaser of the related loans, or as an owner of a loan originator, to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high-cost loans for violations of state law. Named defendants in these cases have included assignees or purchasers of certain types of loans we invest in. If the loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Consumer loans are subject to delinquency and loss, which could have a negative impact on our financial results.
We are exposed to the performance of consumer loans through those consumer loans that we own directly, through those consumer loans to which we are exposed indirectly through our ownership of consumer-loan-backed ABS, and through our ownership interests in consumer loan originators. The ability of borrowers to repay consumer loans may be adversely affected by numerous borrower-specific factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including a general economic downturn, high energy costs, high unemployment, acts of God, pandemics such as the COVID-19 pandemic, war or other geopolitical conflict, terrorism, elevated inflation, social unrest, and civil disturbances may also affect the financial stability of borrowers and impair their ability or willingness to repay their loans. Whenever any of our consumer loans defaults, we are at risk of loss to the extent of any deficiency between the liquidation value of the collateral, if any, securing the loan, and the principal and accrued interest of the loan. Many of our consumer loans are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential mortgage loans. Pursuing any remaining deficiency following a default is often difficult or impractical, especially when the borrower has a low credit score, making further substantial collection efforts unwarranted. In addition, repossessing personal property securing a consumer loan can present additional challenges, including locating and taking physical possession of the collateral. We rely on servicers who service these consumer loans, to, among other things, collect principal and interest payments on the loans and perform loss mitigation services, and these servicers may not perform adequately or in a manner that promotes our interests. Since we purchase some of our consumer loans and our consumer-loan-backed ABS at a premium to the remaining unpaid principal balance, we may incur a loss when such loans are voluntarily prepaid. There can be no guarantee that we will not suffer unexpected losses on our investments as a result of the factors set out above, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

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
Our investments in corporate CLOs involve certain risks.
Investments in corporate CLO securities involve certain risks. Corporate CLOs are generally backed by a pool of corporate loans or similar corporate credit-related assets that serve as collateral. We and other investors in CLO securities ultimately bear the credit risk of the underlying collateral. Most CLOs are issued in multiple tranches, offering investors various maturity and credit risk characteristics, often categorized as senior, mezzanine and subordinated/equity according to their relative seniority and degree of risk. If the relevant collateral defaults or otherwise underperforms, payments to the more senior tranches of such securitizations take precedence over those of more junior tranches, such as mezzanine debt and equity tranches, which are the focus of our corporate CLO investment strategy. CLOs present risks similar to those of other types of credit investments, including credit, interest rate and prepayment risks.
The corporate loans that underlie our CLO investments may become nonperforming or impaired for a variety of reasons. Nonperforming or impaired loans may require substantial workout negotiations or restructurings that may result in significant delays in repayment, a significant reduction in the interest rate, and/or a significant write-down of the principal of the loan. A wide range of factors could adversely affect the ability of an underlying corporate borrower to make interest or other payments on its loan. The corporate issuers of the loans or securities underlying our CLO investments may be subject to an increased risk of default depending on certain micro- or macro-economic conditions, such as economic recessions, heightened interest rates and/or inflation, and other conditions. Such defaults and losses, especially those in excess of the market’s or our expectations, would have a negative impact on the fair value of our CLO investments, and reduce the cash flows that we receive from our CLO investments, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
In addition, if a CLO in which we invest experiences an event of default as a result of failure to make a payment when due, erosion of the underlying collateral, or for other reasons, the CLO would be subject to the possibility of liquidation. In such cases, the risks are heightened that the collateral underlying the CLO may not be able to be readily liquidated, or that when liquidated, the resulting proceeds would be insufficient to redeem the CLO mezzanine debt and equity tranches that are the focus of our corporate CLO investment strategy. CLO equity tranches often suffer a loss of all of their value in these circumstances, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. Furthermore, following an event of default by a CLO, the holders of CLO mezzanine debt and equity tranches typically have limited rights regarding decisions made with respect to the underlying collateral, with the result that such decisions might favor the more senior tranches of the CLO.
Even though we expect that most of our CLO mezzanine debt investments will have floating rate coupons, these and other of our CLO investments are still exposed to interest rate risk. There can be significant mismatches between the timing and frequency of coupon resets on the floating rate CLO debt tranches and the underlying floating rate corporate loans, and furthermore some of the underlying corporate loans may bear fixed coupon rates. When interest rates are low but increasing, variations between interest rate floors on the CLO debt tranches and the underlying corporate loans can reduce the amount of excess interest available for payment to the CLO debt and equity tranches. This reduction in excess interest could adversely impact our CLO equity cashflows and valuations, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
The assets underlying our corporate CLO investments involve certain risks.
The assets underlying our CLO investments generally consist of lower-rated first-lien corporate loans, although certain CLO structures may also allow for limited exposure to other asset classes including unsecured loans, second-lien loans, or corporate bonds. Corporate issuers of lower-rated debt securities may be highly leveraged and may not have available to them more traditional methods of financing. During economic downturns or sustained periods of rising interest rates, issuers of lower-rated debt securities may be likely to experience financial stress, especially if such issuers are highly leveraged. The risk of loss for lower-rated debt securities is also magnified to the extent that such securities are unsecured or subordinated to more senior creditors. Lower-rated debt securities generally have limited liquidity and limited secondary market support.
The underlying collateral of the CLO securities in which we invest may include loans to smaller companies, or “middle market” loans, which may carry more inherent risks than loans to larger, publicly traded entities. Compared to larger companies, these middle-market companies tend to have more limited access to capital, weaker financial positions, narrower product lines, and tend to be more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. As a result, the securities issued by CLOs that hold significant investments in middle-market loans are generally considered riskier than securities issued by CLOs that primarily invest in broadly syndicated loans.
In addition, "covenant-lite" loans may comprise a significant portion of the underlying collateral of the CLOs in which we invest. Generally, covenant-lite loans provide the obligor with more freedom to take actions that could negatively impact their lenders because the obligor's covenants are incurrence-based and not maintenance-based, which means that they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. To the extent that the CLO securities in which we invest hold covenant-lite loans, we may have a greater risk of loss on such investments as compared to investments in CLOs holding loans with more robust covenants.
CLOs have at times experienced negative credit events in their constituent loans, credit rating downgrades of constituent loans and issued debt tranches, and failures of certain deal metrics. The failure by a CLO in which we invest to satisfy certain tests, including with respect to adequate collateralization and/or interest coverage, would generally lead to a reduction in the payments made to holders of its mezzanine debt and equity tranches. Ratings downgrades on our CLO debt investments may result in our investments being viewed as riskier than they were previously thought to be. This perception of increased riskiness resulting from a downgrade can result in adverse impacts to the market value and liquidity of our CLO debt investments, as well as reduce the availability or increase the cost of repo financing for our CLO debt investments.
The pools of loans underlying Ellington-sponsored CLO securitizations ("Ellington-Sponsored CLOs") have historically had lower credit ratings than the loan portfolios in typical CLOs, as they allow for a higher percentage of below investment grade loans. Ellington-Sponsored CLOs have also experienced negative credit events in their constituent loans, credit rating downgrades of constituent loans and issued debt tranches, and failures of certain deal metrics. As a result, the risks associated with our investments in Ellington-Sponsored CLOs may be greater than those associated with our investments in other CLOs. In addition, we have in the past, and we may in the future, make equity investments in proposed Ellington-Sponsored CLO issuing entities. If the assets accumulated prior to the completion of a proposed CLO securitization experience negative credit events, decrease in value, are sold at a loss, or the proposed securitization does not occur, our equity and loan investments in such entity may experience a partial or complete loss.
We are dependent on the collateral managers of the CLOs in which we invest, and those CLOs are generally not registered under the Investment Company Act.
We invest in CLO securities issued by CLOs that are managed by collateral managers unaffiliated with us, and we are dependent on the skill and expertise of such managers. While the actions of the CLO collateral managers may significantly affect the return on our investments, we typically do not have any direct contractual relationship with these collateral managers.

While we also rely on these collateral managers to act in the best interests of the CLOs in which we invest, there can be no assurance that such collateral managers will do so. Moreover, such collateral managers are subject to fiduciary duties owed to other classes of notes besides those in which we invest, and they may have other incentives to manage the CLO portfolios in a manner that disadvantages the particular classes of notes in which we are invested. Furthermore, since the CLO issuer often provides an indemnity to its collateral manager, the CLO tranches we hold may ultimately bear the burden of any legal claims brought against the collateral manager, including any legal claims brought by us.
In addition, the CLOs in which we invest are generally not registered as investment companies under the Investment Company Act. As investors in these CLOs, we are not afforded the protections that shareholders in an investment company registered under the Investment Company Act would have.
We may only have limited information regarding the underlying assets held by the CLOs in which we invest, and collateral managers may not identify or report issues relating to the underlying assets on a timely basis (or at all) to enable us to take appropriate measures to manage our risks. Further, none of the information contained in certain monthly reports nor any other financial information furnished to us as an investor in a CLO is audited and or reviewed, nor is an opinion expressed, by an independent public accountant.
Collateral managers are subject to removal or replacement by other holders of CLO securities without our consent and may also voluntarily resign as collateral manager or assign their role as collateral manager to another entity. The removal, replacement, resignation, or assignment of any particular CLO manager’s role could adversely affect the returns on the CLO securities in which we invest, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
The CLOs in which we invest incur significant operating expenses.
The CLOs in which we invest incur significant operating expenses, including but not limited to collateral management fees, administrative expenses, and other operating expenses. As the most subordinated tranche, the CLO equity tranche typically bears the primary burden of these expenses, although such expenses can also be borne by mezzanine debt tranches to the extent that the CLO equity tranche suffers a total principal loss.
The CLOs in which we invest are subject to risks associated with loan participations.
The CLOs in which we invest may acquire interests in corporate loans indirectly, by way of participations. In a participation, the underlying debt obligation remains with the institution that has sold the participation, which typically results in a contractual relationship only with such selling institution, and not with the corporate obligor directly. As a result, the holder of a participation assumes the credit risk of both the obligor and the selling institution, and may only have limited rights to influence any decisions made by the selling institution in connection with the underlying debt obligation.
We have held and may continue to hold the debt securities, loans or equity of companies that are more likely to enter into bankruptcy proceedings or have other risks.
We have held and may continue to hold the debt securities, loans or equity of companies that are more likely to experience bankruptcy or similar financial distress, such as companies that are thinly capitalized, employ a high degree of financial leverage, are in highly competitive or risky businesses, are in a start-up phase, or are experiencing losses. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by a company whose debt or equity we have purchased may adversely and permanently affect such company. If the proceeding results in liquidation, the liquidation value of the company may have deteriorated significantly from what we believed to be the case at the time of our initial investment. The duration of a bankruptcy proceeding is also difficult to predict, and a return on investment to a creditor or equity investor can be adversely affected by delays until a plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor's estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (e.g., for taxes) may be substantial, eroding the value of any recovery by holders of other securities of the bankrupt entity.
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
In addition, we will not have the ability to control decisions made by the claimholder, defendant, or the law firm, nor can we share details of the underlying cases with our stockholders. We rely on, among other things, the advice and opinion of outside counsel and other experts in assessing potential claims and on the skills and efforts of independent law firms to litigate cases. There is no guarantee that the ultimate outcome of any case will be in line with outside counsel's or expert's initial assessment of the validity and merit of a legal claim.
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
Our investments in loan originators and other operating entities include, or may include, debt instruments and/or equity securities of companies that we do not control. Those investments are subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of such company may take risks or otherwise act in a manner that does not serve our interests. The entities in which we invest could be thinly capitalized, highly leveraged, dependent on a small number of key individuals, subject to regulatory concerns, underperform expectations, or face other obstacles that could adversely affect the business and results of operations of any such entity. If any of the foregoing were to occur, our investments in these operating entities could be lost in their entirety, which could materially adversely affect our business, financial condition, and results of operations, and our ability to pay dividends to our stockholders.

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
Risks Related to Certain MSR Investments
Our investments in certain MSR-related assets expose us to risk of loss if the related master servicer is unable to satisfy its obligations to the GSEs and/or to us.
We have investments in MSR-related assets that expose us to risk of loss. We do not hold the requisite licenses to purchase or hold the underlying MSRs of forward-MSR related investments directly, but instead we have entered and, in the future, may enter into agreements with licensed residential mortgage loan servicers (each, a “Forward MSR Master Servicer”) that enable us to participate indirectly in the economic returns of the underlying MSRs.
Generally, a Forward MSR-related investment with a Forward MSR Master Servicer provides that we: (i) purchase the "excess servicing spread" from such Forward MSR Master Servicer, entitling us to monthly distributions of the servicing fees collected by the Forward MSR Master Servicer in respect of the underlying MSRs in excess of a base rate (often approximately 12.5 basis points per annum) and (ii) enter into a contract (a "Base MSR Contract") with the Forward MSR Master Servicer or an affiliate thereof (the "Base MSR Contract Counterparty") that references the performance of the underlying MSRs. The amount that we pay to enter into a Base MSR Contract entitles us to receive an amount generally equivalent to the excess of servicing proceeds (which may include servicing fee revenue, income generated on escrow balances, reimbursements for previously made servicing advances, and proceeds from the sale of the underlying MSRs) over the sum of the excess servicing spread and the actual costs of servicing (including amounts paid for servicing advances, master and subservicing fees, and other costs and expenses). Forward MSR-related investments also generally entitle us to distributions of corresponding proceeds upon a sale of the underlying MSRs.
We rely on the Forward MSR Master Servicer to maintain the state licenses required to hold and manage the underlying MSRs, and, when the underlying MSRs related to mortgage loans are guaranteed by a GSE, to maintain the required GSE approvals. If the Forward MSR Master Servicer were to default under its servicing or other obligations to a GSE, such GSE could transfer the related servicing rights to another servicer, in which case we could realize a significant loss on our Forward MSR-related investment, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
While our Forward MSR-related investments involving GSE-guaranteed loans are often subject to an “acknowledgement agreement” with the GSE, which gives us some rights in the event of a Forward MSR Master Servicer default, such rights are not absolute and the underlying MSRs remain subject and subordinate in all respects to the interests of the GSE.
In addition to being subject to regulations by the GSEs, mortgage servicers are also subject to extensive federal, state and local laws, regulations and administrative decisions. As mortgage servicers, Forward MSR Master Servicers’ failures to comply with these laws, regulations and administrative decisions can expose Forward MSR Master Servicers to fines, damages and losses. Forward MSR Master Servicers operate in a highly litigious industry that also subject them to potential lawsuits related to billing and collections practices, modification protocols or foreclosure practices. Furthermore, Forward MSR Master Servicers can often be held responsible for the actions of any subservicers they employ.
Finally, if a Forward MSR Master Servicer becomes insolvent, we may become a general unsecured creditor of such Forward MSR Master Servicer with respect to the related Forward MSR-related investments, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Our Forward MSR-related investments may expose us to additional financing-related risks, and we may be reliant on acknowledgement agreements with the GSEs and a master servicer's cooperation with its financing sources and its compliance with covenants in its MSR financing facility.
For some of our Forward MSR-related investments, we may allow the Forward MSR Master Servicer to apply leverage to the underlying MSRs by pledging them under an MSR financing facility, in which case the lender would have a secured interest in the pledged underlying MSRs. Under a typical MSR financing facility, if the fair value of the pledged underlying MSRs declines and the lender demands additional collateral from the Forward MSR Master Servicer through a margin call, we would be required to provide the Forward MSR Master Servicer with additional funds or other assets to meet such margin call; if we were unable to satisfy such margin call, the lender could declare an event of default. MSR financing facilities typically require the Forward MSR Master Servicer to satisfy various covenants, conditions and tests, the failure of which could lead to an amortization event and/or an event of default, and the satisfaction of which is out of our control. An event of default under an MSR financing facility could result in the liquidation by the lender of the pledged underlying MSRs to satisfy the loan obligation, which could result in a material loss on our Forward MSR-related investment and materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Further, our MSR financing facilities may also include other customers of the related Forward MSR Master Servicer as borrowers, whose MSR-related investments (that may or may not be similar to our Forward MSR-related investments) are commingled with our own investments in securing the MSR financing facility. As such, in a scenario where those other MSR-related investments decline in value and trigger margin calls under the MSR financing facility, if the applicable borrower does not provide funds or additional assets to meet such margin calls, we could be required to meet the margin calls in order to preserve the value of our own investments, and avoid an amortization event and/or an event of default under the MSR financing facility. In addition, a sufficiently large decline in value of the unaffiliated MSR-related investments could lead to an impairments of our own Forward MSR-related investments given the commingled nature of the MSR Financing Facility.
In the case of MSRs involving loans that are guaranteed by a GSE, any excess servicing spread that we hold related to such MSRs, and any MSR financing facilities used to finance such MSRs, are subject to acknowledgement agreements with a GSE, pursuant to which our and our lender's rights are subordinate in all respects to the rights of such GSE. Any extinguishment of our and/or our lender's rights in the underlying MSRs could result in significant losses to us.
In addition, the borrowing capacity under any MSR financing is limited, and if the Forward MSR Master Servicer is not successful in upsizing an MSR financing facility or finding a larger replacement facility, we may not be able to achieve our projected leveraged economic returns on our Forward MSR-related investments. In addition, any new MSR financing facility entered into by a Forward MSR Master Servicer would be subject to approval by the relevant GSE. If the Forward MSR Master Servicer cannot obtain such GSE approval, it may not be able to obtain financing for us on favorable terms or at all.
We may have to fund amounts equal to the servicing advances due under our Forward MSR-related investments, which could adversely impact our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Pursuant to our Base MSR Contracts, to the extent that costs of servicing exceed servicing proceeds, we are obligated to pay the equivalent of such excess to cover such “servicing advances,” which can include the payment of unpaid principal and interest due to the third-party owners of the loans, property taxes and insurance premiums, legal expenses and other protective advances that have not yet been received from the individual borrowers. Subject to the terms of the relevant servicing agreements, the Forward MSR Master Servicer is generally entitled to reimbursement for servicing advances that are not subsequently collected from the underlying borrowers, and under the Base MSR Contract we would in turn be reimbursed by the Base MSR Contract Counterparty for any servicing advances that we had funded. Our right to such reimbursement is unsecured.
During periods of economic disruption, there is a greater possibility that mortgage loan borrowers could fail to pay principal and interest payments, request forbearance of their monthly mortgage payments altogether, or otherwise miss scheduled payments including property taxes and insurance premium escrows, which could greatly increase the amount of servicing advances we would be required to indirectly fund, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Our interests in MSRs, including our MSRs Investments, may involve complex or novel structures.
Our interests in MSRs, including our Forward MSR-related investments, may involve complex or novel structures. Accordingly, the risks associated with the transactions and structures are not fully known. In the case of interests in MSRs that reference mortgages guaranteed by GSEs, the GSEs may require that we submit to costly or burdensome conditions as a prerequisite to their consent to an investment in, or our financing of, those MSRs. These conditions, which could include large capital requirements, may greatly reduce the potential returns available from these investments.
It is possible that a GSE’s views on whether any such acquisition structure is appropriate or acceptable may not be known to us when we make an investment and may change from time to time for any reason, even with respect to a completed investment. A GSE could even impose new conditions on our existing Forward MSR-related investments, including our ability to hold such MSRs at all. Such new conditions may be costly or burdensome and could require us to dispose of the Forward MSR-related investments at an inopportune time.

Moreover, complying with such new conditions could require us or our co-investment counterparties to agree to material structural or economic changes, as well as agree to indemnification or other terms that expose us to risks to which we have not previously been exposed, all of which could negatively affect the returns from our investments.
In addition, the novelty and/or complexity of such structures may limit our ability to transfer such interests, including as a result of required GSE consents and/or the unsecured nature of our interest, and the market for investors willing to invest in an asset with such a novel and complex structure may be limited or may not exist at all, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We do not have legal title to the Underlying MSRs.
The Forward MSR Master Servicer, rather than us, owns legal title to the MSRs underlying a Forward MSR-related investment of ours. While we do purchase the excess servicing spread from the Forward MSR Master Servicer, we do not purchase an interest in the underlying MSRs, and instead rely on the Base MSR Contract, which entitles us to payments based on the performance of the underlying MSRs but does not give us any security interest or buyer's rights to the underlying MSRs. The validity or priority of our interest in the underlying MSRs, which is not secured, could be challenged in a bankruptcy proceeding of the Forward MSR Master Servicer, the Base MSR Contract Counterparty, or a subservicer, and the related purchase agreement could be rejected in such proceeding. Any of the foregoing events could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
The value of our MSR-related assets may vary substantially with changes in interest rates.
The values of our MSR-related assets, including our Forward MSR-related investments, are highly sensitive to changes in interest rates. The value of MSRs typically increases when interest rates rise and decreases when interest rates decline because of the effect those changes in interest rates have on prepayment estimates. Changes in interest rates influence a variety of assumptions included in the valuation of MSRs, including prepayment speeds, assumed yields used to discount future cashflows, the value of float earned on escrow balances and other servicing valuation elements. Subject to qualifying and maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. For a discussion of some of the risks associated with this hedging activity, see "—Hedging against credit events, interest rate changes, foreign currency fluctuations, and other risks could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders."
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
Effective as of the closing of the Longbridge Transaction, we consolidated the indebtedness of Longbridge on our balance sheet. Longbridge is subject to financial covenants pursuant to the terms of its indebtedness, including minimum net worth and liquidity. As of December 31, 2023, Longbridge was in compliance with all of its financial covenants. If Longbridge were to fail to meet or satisfy any of these financial covenants, it could be in default under its agreements, and its lenders could elect to declare all amounts outstanding under the respective financing agreements to be immediately due and payable, enforce their respective security interests under such agreements and restrict Longbridge’s ability to incur additional borrowings. In addition, Longbridge’s financing agreements may contain other events of default and cross-default provisions, so that if an event of default occurs under one agreement, the lenders under certain other agreements could also declare an event of default.
See "—Risks Related to Our Business—Our access to financing sources, which may not be available on favorable terms, may be limited or completely shut off, and our lenders and derivative counterparties could require us to post additional collateral. These circumstances could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders."
Our consolidation of Longbridge presents significant risks.
We are required to consolidate Longbridge in our financial statements starting with our Annual Report on Form 10-K for the year ended December 31, 2022. Prior to the closing of the Longbridge Transaction, we had not previously acquired a controlling interest in an operating company nor had we been previously engaged in directly originating reverse mortgage loans or owning reverse MSRs. If we experience challenges related to the acquisition of a controlling interest in Longbridge that we did not anticipate or cannot mitigate, we could experience significant disruptions in our business, which may include significant losses with respect to this investment.
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
These guidelines allow government agencies to provide monetary incentives for loan servicers that perform according to their standards for origination and servicing, and to assess penalties for those that do not. Longbridge generally cannot negotiate these terms with the agencies, and they are subject to change at any time without Longbridge’s specific consent. A significant change in these guidelines that decreases the fees Longbridge may charge or requires Longbridge to expend additional resources to provide mortgage services could decrease its revenues or increase its costs. Furthermore, one of Longbridge’s financing arrangements requires an "acknowledgement agreement" from Ginnie Mae. If Ginnie Mae were to revoke or modify such acknowledgement agreement, it would adversely affect Longbridge’s liquidity.
In addition, if Longbridge were to fail to meet its servicing obligations, including its MCA Repurchase obligations, its tail funding obligations and its other servicing obligations, it could forfeit ownership of its HMBS-related mortgage servicing rights, which would represent a total loss of a valuable asset, and could require the repayment of related financing solely from cash or the liquidation of other assets. This could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Failure to comply with FHA underwriting guidelines could adversely impact Longbridge’s business.
If Longbridge fails to comply with FHA underwriting guidelines when originating an FHA loan, it could negatively affect Longbridge's business, including by preventing Longbridge from collecting on FHA insurance on such loan, including such loans in a Ginnie Mae pool, or financing such loan via one of Longbridge's warehouse facilities. In addition, Longbridge could be subject to allegations of violations of the False Claims Act asserting that it submitted claims for FHA insurance on loans that had not been underwritten in accordance with FHA underwriting guidelines. If Longbridge is found to have violated FHA underwriting guidelines, it could face regulatory penalties and damages in litigation, suffer reputational damage, and it could incur losses due to an inability to collect on such insurance, any of which could materially and adversely impact Longbridge’s business, financial condition and results of operations.
Material changes to the laws, regulations or practices applicable to reverse mortgage programs operated by FHA and HUD could adversely affect the reverse mortgage business of Longbridge.
The reverse mortgage industry is largely dependent upon FHA and HUD, and there can be no guarantee that these entities will continue to participate in the reverse mortgage industry or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. When originating HECM loans, Longbridge must comply with FHA and other regulatory requirements. FHA regulations governing the HECM product have changed at multiple points in time, such as in 2013, 2014 and 2017, which in some cases adversely affected Longbridge’s business and results of operations.

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
Longbridge has contracted with subservicer(s) (each, a “Subservicer”) to perform reverse mortgage servicing functions on its behalf. This subservicing relationship presents a number of risks to us.
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
Other than Longbridge's employees, who are solely focused on Longbridge’s operations, we do not have any employees of our own. Our officers are employees of Ellington or one or more of its affiliates. Other than Longbridge's office locations, which are dedicated solely to Longbridge’s business, we have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. We also depend on our Manager's access to the professionals of Ellington as well as information and deal flow generated by Ellington. The employees of Ellington identify, evaluate, negotiate, structure, close, and monitor our portfolio. The departure of any of the senior officers of our Manager, or of a significant number of investment professionals of Ellington or the inability of such personnel to perform their duties due to acts of God, pandemics such as the COVID-19 pandemic, war or other geopolitical conflict, terrorism, elevated inflation, high energy costs, social unrest, or civil disturbances, could have a material adverse effect on our ability to achieve our objectives. We can offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager's senior management. We are subject to the risk that our Manager will terminate the management agreement or that we may deem it necessary to terminate the management agreement or prevent certain individuals from performing services for us and that no suitable replacement will be found to manage us.
The base management fee payable to our Manager is payable regardless of the performance of our portfolio, which may reduce our Manager's incentive to devote the time and effort to seeking profitable opportunities for our portfolio.
We pay our Manager substantial base management fees based on our equity capital (as defined in the management agreement) regardless of the performance of our portfolio. The base management fee takes into account the net issuance proceeds of both common and preferred stock offerings. Our Manager's entitlement to non-performance-based compensation might reduce its incentive to devote the time and effort of its professionals to seeking profitable opportunities for our portfolio, which could result in a lower performance of our portfolio and could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Our Manager is authorized to follow very broad guidelines in pursuing our strategy. While our Board of Directors periodically reviews our guidelines and our portfolio and asset-management decisions, it generally does not review all of our proposed acquisitions, dispositions, and other management decisions. In addition, in conducting periodic reviews, our Board of Directors relies primarily on information provided to them by our Manager. Furthermore, our Manager may arrange for us to use complex strategies or to enter into complex transactions that may be difficult or impossible to unwind by the time they are reviewed by our Board of Directors. Our Manager has great latitude within the broad guidelines in determining the types of assets it may decide are proper for us to acquire and other decisions with respect to the management of those assets. Poor decisions could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We compete with Ellington's other accounts for access to Ellington and for opportunities to acquire assets.
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
Further, to the extent that our targeted assets are also targeted assets of other Ellington accounts, we will compete with those accounts for opportunities to acquire assets. Ellington has no duty to allocate such opportunities in a manner that preferentially favors us. Ellington makes available to us all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities.
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
In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our Manager. While such decisions are subject to the approval of our Board of Directors, one of our directors is also an Ellington employee. Because our Manager earns base management fees that are based on the total amount of our equity capital, and earns incentive fees that are based in part on the total net income that we are able to generate, our Manager may have an incentive to recommend that we issue additional debt or equity securities. See "—General Risk Factors—Future offerings of debt securities, which would rank senior to our common and preferred stock upon our liquidation, and future offerings of equity securities, which could dilute our existing stockholders and, in the case of preferred equity, may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock."
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

We, directly or through Ellington, may obtain confidential information about the companies or securities in which we have invested or may invest. If we do possess confidential information about such companies or securities, there may be restrictions on our ability to dispose of, increase the amount of, or otherwise take action with respect to the securities of such companies. Our Manager's and Ellington's management of other accounts could create a conflict of interest to the extent our Manager or Ellington is aware of material non-public information concerning potential investment decisions. We have implemented compliance procedures and practices designed to ensure that investment decisions are not made while in possession of material non-public information. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our Manager to make potentially profitable investments, which could have an adverse effect on our operations. These limitations imposed by access to confidential information could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
As of December 31, 2023, the Manager Group owned approximately 4.6% of our outstanding common shares and other equity interests convertible into our common shares. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition, or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks, or decrease the returns, of your investment.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on December 31, 2024, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of our outstanding common stock, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Directors that the fees payable to our Manager are not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of the fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of the average annual base management fee and the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
If our Manager ceases to be our Manager or one or more of our Manager's key personnel ceases to provide services to us, our lenders and our derivative counterparties may cease doing business with us.
If our Manager ceases to be our Manager, including upon non-renewal of our management agreement, or if one or more of our Manager's key personnel ceases to provide services to us, it could constitute an event of default or early termination event under many of our repo or derivative transaction agreements, upon which the relevant counterparties would have the right to terminate their agreements with us. If our Manager ceases to be our Manager for any reason, including upon the non-renewal of our management agreement and we are unable to obtain or renew financing or enter into or maintain derivative transactions, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Our Manager's failure to identify and acquire assets that meet our asset criteria or perform its responsibilities under the management agreement could materially adversely affect our business, financial condition and results of operations, our ability to pay dividends to our stockholders, and our ability to maintain our qualification as a REIT.
Our ability to achieve our objectives depends on our Manager's ability to identify and acquire assets that meet our asset criteria. Accomplishing our objectives is largely a function of our Manager's structuring of our investment process, our access to financing on acceptable terms, and general market conditions. Our stockholders do not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in our common or preferred stock. The senior management team of our Manager has substantial responsibilities under the management agreement. In order to implement certain strategies, our Manager may need to hire, train, supervise, and manage new employees successfully. In addition, since the closing of the Longbridge Transaction in October 2022, our Manager is also required to provide oversight of Longbridge’s management and business, and since the closing of the Arlington Merger in December 2023, our Manager is also required to manage the investment portfolio acquired from Arlington. Any failure to manage our future growth effectively could materially adversely affect our business, financial condition and results of operations, our ability to maintain our qualification as a REIT, and our ability to pay dividends to our stockholders.
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
The declaration, amount, nature, and payment of any future dividends on shares of our common and preferred stock are at the sole discretion of our Board of Directors. It is possible that we may not be able to pay dividends or other distributions on shares of our common stock or preferred stock. Under Delaware law, cash dividends on capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to pay cash dividends on shares of our common stock and preferred stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. Further, even if an adequate surplus is available to pay cash dividends on shares of our common stock or preferred stock, we may not have sufficient cash to pay dividends on shares of our common stock or preferred stock. In addition, in order to preserve our liquidity, our Board of Directors may not declare a dividend at all or declare all or any portion of a dividend to be payable in stock, may delay the record date or payment date for any previously declared, but unpaid, dividend, convert a previously declared, but unpaid, cash dividend on our common stock to a dividend paid partially or completely in stock, or even revoke a declared, but unpaid, dividend.
Our ability to pay dividends may be impaired if any of the risks described in this Annual Report on Form 10-K, or any of our other periodic or current reports filed with the SEC, were to occur. In addition, payment of dividends depends upon our earnings, liquidity, financial condition, the REIT distribution requirements, our financial covenants, and other factors that our Board of Directors may deem relevant from time to time. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings or other capital will be available to us in an amount sufficient to enable us to make distributions on our shares of common stock or preferred stock, to pay our indebtedness, or to fund other liquidity needs. Our Board of Directors will continue to assess our common stock dividend rate and our preferred stock dividend payment schedule on an ongoing basis, as market conditions and our financial position continue to evolve. Our Board of Directors is under no obligation to declare any dividend distribution. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends or to increase dividends from one period to the next. For example, our management team currently expects to recommend to our Board of Directors a reduction of our monthly dividend from $0.15 to $0.13 per share, beginning in March 2024.
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
Preferred stock, unsecured debt, and convertible debt securities could reduce the cash flow available to our common stock, including to fund dividends, and could also cause the net asset value of our common stock to be volatile.
We have issued preferred stock and unsecured debt, and in the future may issue additional preferred equity, unsecured debt, and/or convertible debt. We cannot assure you that such issuances will result in a higher yield or return to the holders of our common stock. If the dividend rate on the preferred stock, or the interest rate on the unsecured debt and/or convertible debt securities, were to exceed the net rate of return on our investment portfolio, the use of these instruments would result in a lower rate of return to the holders of our common stock than if we had not issued the preferred stock, unsecured debt or convertible debt securities, which could reduce the value of the common stock and adversely affect our ability to pay dividends to the holders of our common stock.
The issuance of preferred stock, unsecured debt and/or convertible debt could also cause the net asset value of our common stock to become more volatile. Any decline in the value of our assets would typically be borne entirely by the holders of our common stock. Therefore, if the value of our assets were to decline, the prior issuance of preferred equity and debt would result in a greater decrease in net asset value to the holders of our common stock than if we had not issued debt and preferred equity. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.
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
If we are deemed to be an investment company under the Investment Company Act, we would be required to materially restructure our activities or to register as an investment company under the Investment Company Act, which would have a material adverse effect on our business, financial condition, and results of operations. In connection with any such restructuring, we may be required to sell portfolio assets at a time we otherwise might not choose to do so, and we may incur losses in connection with such sales. Further, our Manager may unilaterally terminate the management agreement if we become regulated as an investment company under the Investment Company Act. Further, if it were established that we were (or Arlington had been) an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company.
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
The U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets, our income and our earnings and profits, or "E&P" (calculated pursuant to Sections 316 and 857(d) of the Code and the regulations thereunder), the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Our ability to satisfy the REIT asset tests depends upon the characterization and fair market values of our assets, some of which are not precisely determinable, and for which we may not obtain independent appraisals. Our compliance with the REIT asset and income tests and the accuracy of our tax reporting to stockholders also depend upon our ability to successfully manage the calculation and composition of our gross and net taxable income, our E&P and our assets on an ongoing basis. Even a technical or inadvertent mistake could jeopardize our REIT status. In addition, our ability to satisfy the requirements to maintain our qualification as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Although we operated and intend to operate so as to maintain our qualification as a REIT, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of the investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.
We also own an entity that has elected to be taxed as a REIT under the U.S. federal income tax laws, or a "Subsidiary REIT." Our Subsidiary REIT is subject to the same REIT qualification requirements that are applicable to us. If our Subsidiary REIT were to fail to maintain its qualification as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset and/or income tests, in which event we also would fail to maintain our qualification as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the Subsidiary REIT has qualified as a REIT under the Code, we have joined the Subsidiary REIT in filing a "protective" TRS election under Section 856(l) of the Code for each taxable year in which we have owned an interest in the Subsidiary REIT. We cannot assure you that such "protective" TRS election would be effective to avoid adverse consequences to us. Moreover, even if the "protective" election were to be effective, the Subsidiary REIT would be subject to regular corporate income tax, dividends we receive from the Subsidiary REIT would not qualify as good income for our REIT 75% gross income test, and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs. See "Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax."
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
We could face adverse tax consequences if Arlington failed to qualify as a REIT prior to the Arlington Merger.
In connection with the closing of the Arlington Merger, we received an opinion of counsel to the effect that Arlington qualified as a REIT for U.S. federal income tax purposes through the time of the Arlington Merger. However, we did not request a ruling from the IRS that Arlington qualified as a REIT. Notwithstanding the opinion of counsel, if the IRS successfully challenged Arlington’s REIT status or tax treatment of its transactions prior to the Arlington Merger, we could face adverse tax consequences, including succeeding to Arlington’s liability for U.S. federal income taxes at regular corporate rates for the periods in which Arlington failed to qualify as a REIT (without regard to the deduction for dividends paid for such periods), any excise or prohibited transaction tax, or any tax liability of Arlington's TRS. These adverse tax consequences could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
In particular, we must ensure that at the end of each calendar quarter, we satisfy the REIT 75% asset test, which requires that at least 75% of the value of our total assets consist of cash, cash items, government securities and qualified REIT real estate assets, including RMBS. The remainder of our investments in securities (other than government securities and qualified REIT real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, TRS securities and qualified REIT real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. Generally, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and becoming subject to U.S. federal income tax and any applicable state and local taxes on all of our taxable income.
In addition, we must also ensure that each taxable year we satisfy the REIT 75% and 95% gross income tests, which require that, in general, 75% of our gross income come from certain real estate-related sources and 95% of our gross income consist of gross income that qualifies for the REIT 75% gross income test or certain other passive income sources. As a result of the requirement that we satisfy both the REIT 75% asset test and the REIT 75% and 95% gross income tests, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such investments to a TRS, in which event they would be subject to regular corporate U.S. federal, state and local taxes assuming that the TRS is organized in the United States. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. Generally, if we fail to comply with these requirements at the end of any calendar year, we will lose our REIT qualification and may be subject to U.S. federal income tax and any applicable state and local taxes on all of our taxable income.
Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.
To qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined excluding any net capital gains and without regard to the deduction for dividends paid. Distributions of our taxable income must generally occur in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and if paid with or before the first regular dividend payment after such declaration. To the extent that we satisfy the REIT 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax (and any applicable state and local taxes) on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year (subject to specific timing rules for certain dividends paid in January) are less than the sum of:
•85% of our REIT ordinary income for that year;
•95% of our REIT capital gain net income for that year; and
•any undistributed taxable income from prior years.
We intend to distribute our taxable income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid the corporate income tax. These distributions will limit our ability to retain earnings and thereby replenish or increase capital from operations. However, there is no requirement that TRSs distribute their after-tax net income to their parent REIT.
Our taxable income may substantially exceed our net income as determined based on GAAP, because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. Our Operating Partnership and certain of its subsidiaries have made an election under Section 475(f) of the Code to mark their securities to market, which may cause us to recognize taxable gains for a taxable year with respect to such securities without the receipt of any cash corresponding to such gains. Additionally, E&P in our foreign TRSs are taxable to us, regardless of whether such earnings are distributed. We intend to file consolidated U.S. income tax returns for our domestic TRSs, which means that losses in one domestic TRS can offset income in another domestic TRS. However, overall losses in our TRSs will not reduce our REIT taxable income, and will generally not provide any tax benefit to us, except for being carried forward against future TRS taxable income in the case of a domestic TRS. Also, our ability, or the ability of our subsidiaries, to deduct interest may be limited under Section 163(j) of the Code. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, or we may modify assets in a way that produces taxable income prior to or in excess of economic income. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. To the extent that we generate such non-cash taxable income in a taxable year or have limitations on our deductions, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year. In that event, we may be required to use cash reserves, incur debt, sell assets, make taxable distributions of our shares or debt securities or liquidate non-cash assets at rates, at terms or at times that we regard as unfavorable, in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.
Conversely, from time to time, we may generate less taxable income than our income for financial reporting purposes due to GAAP and tax accounting differences or, as mentioned above, due to the timing between the recognition of taxable income and the actual receipt of cash. In such circumstances we may make distributions according to our business plan that are within our wherewithal from an economic or cash management perspective, but that are labeled as return of capital for tax reporting purposes, as they are in excess of taxable income in that period. Utilizing net operating loss or net capital loss carryforwards may allow us to reduce our required distributions to stockholders or our income tax liability, which would allow us to retain future taxable income as capital. However, if we choose nonetheless to make distributions according to our business plan or if we do not generate sufficient taxable income of the appropriate tax character, such net operating loss or net capital loss carryforwards may not be fully utilized. To the extent that our net operating loss or net capital loss carryforwards expire unutilized, we may not fully realize the benefit of these tax attributes which could lead to higher annual distribution requirements or tax liabilities.
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
The REIT provisions of the Code substantially limit our ability to hedge. Under these provisions, any income that we generate from transactions intended to hedge our interest rate or foreign currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of foreign currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. The requirements in the Treasury Regulations related to identifying hedging transactions are highly technical and complex for which only limited judicial and administrative authorities exist, and the IRS could disagree with and successfully challenge our treatment and identifications of such hedging transactions. Income from hedging transactions that are not properly identified or hedge different risks will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests and could cause us to fail to maintain our qualification as a REIT. Our aggregate gross income from such transactions, along with other gross income that does not qualify for the REIT 95% gross income test, cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques, and we have implemented and may in the future implement certain hedges through a TRS. Any hedging income earned by a domestic TRS would be subject to U.S. federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate changes or other changes than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future TRS taxable income in the case of a domestic TRS. Even if the income from certain of our hedging transactions is excluded from gross income for purposes of the REIT 75% and 95% gross income tests, such income and any loss will be taken into account in determining our REIT taxable income and our distribution requirement, and the GAAP value of our hedging assets will not be treated as qualified real estate assets for the REIT asset test. If the IRS disagrees with our calculation of the amount or timing of recognition of gain or loss with respect to our hedging transactions, including the impact of our elections under Section 475(f) of the Code and the treatment of hedging expense and losses under Section 163(j) of the Code and Treasury Regulation Section 1.446-4, our distribution requirement could increase, which could require that we correct any shortfall in distributions by paying deficiency dividends to our stockholders in a later year.
Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income for purposes of the REIT 75% or 95% gross income tests if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. The equity investments we make in loan originators, for example, are generally made in or contributed to TRSs. The surviving entity of the Arlington Merger, which is a wholly-owned subsidiary of the Operating Partnership is also a TRS. In addition, many of the investments that we made and activities we undertook prior to our REIT election have been contributed to or will be made in one of our TRSs; thus, we hold a significant portion of our assets through, and derive a significant portion of our taxable income and gains in, TRSs. While we intend to manage our affairs so as to satisfy the requirement that no more than 20% of the value of our total assets consists of stock or securities of our TRSs, as well as the requirement that taxable income from our TRSs plus other non-qualifying gross income not exceed 25% of our total gross income, there can be no assurance that we will be able to do so in all market circumstances. Even if we are able to do so, compliance with these rules may reduce our flexibility in operating our business. In addition, the two rules may conflict with each other in that our ability to reduce the value of our TRSs below 20% of our assets by causing a TRS to distribute a dividend to us may be limited by our need to comply with the REIT 75% gross income test, which requires that, in general, 75% of our gross income come from certain real estate-related sources (and TRS dividends are not qualifying income for such test). There can be no assurance that we will be able to comply with either or both of these tests in all market conditions. Our inability to comply with both of these tests could have a material adverse effect on our business, financial condition, liquidity, results of operations, qualification as a REIT and ability to make distributions to our stockholders.
The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. Our domestic TRSs will pay U.S. federal, state and local income tax on their taxable income (net of deductible interest expense) at regular corporate tax rates, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. In certain circumstances, the ability to deduct interest expense by any TRS that we may form could be limited. In addition, losses in our domestic TRSs generally will not provide any tax benefit prior to liquidation, except for being carried forward against future TRS taxable income. Although our domestic TRSs succeeded to certain net capital losses and net operating losses as a result of the Arlington Merger, our ability to use such losses against future TRS taxable income may be limited by Sections 382, 383, and 384 of the Code, and we may be unable to generate sufficient future taxable income to utilize the net capital losses and net operating losses in whole, in part, or at all.
We generally structure our foreign TRSs with the intent that their income and operations will not be subject to U.S. federal, state and local income tax. For example, the Code and the Treasury Regulations promulgated thereunder specifically provide that a non-U.S. corporation is not a U.S. trade or business and therefore is not subject to U.S. federal income tax if it restricts its activities in the United States to trading in stock and securities (or any activity closely related thereto) for its own account irrespective of whether such trading (or such other activity) is conducted by such a non-U.S. corporation or its employees through a resident broker, commission agent, custodian or other agent. However, there is no assurance that our foreign TRSs will successfully operate so that they are not subject to federal, state and local income tax. If the IRS successfully challenged that tax treatment, it would reduce the amount that those foreign TRSs would have available to distribute to us. E&P in our foreign TRSs, including gains from securities marked to market for tax purposes, are taxable to us, and are not qualifying income for the purposes of the REIT 75% gross income tests, regardless of whether such earnings are distributed to us. In addition, losses in our foreign TRSs generally will not provide any tax benefit prior to liquidation.
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
The failure of our excess servicing spread to qualify as real estate assets or the income from our excess servicing spread to qualify as mortgage interest could adversely affect our ability to qualify as a REIT.
We believe that the excess servicing spread assets that we currently hold represent interests in mortgages on real property and thus are qualifying “real estate assets” for purposes of the REIT asset test, which generate income that qualifies as interest on obligations secured by mortgages on real property for purposes of the REIT income test. If our belief is incorrect, or if we acquire an excess servicing spread asset with terms that are different from the terms of our current excess servicing spread assets, the IRS could assert that such excess servicing spread assets do not qualify under the REIT asset and income tests, and if successful, we might fail to qualify as a REIT, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
CLOs in which we invest could become subject to U.S. federal income tax or withholding requirements.

The CLO issuers in which we invest will generally operate pursuant to investment guidelines intended to ensure that the CLO is not treated for U.S. federal income tax purposes as engaged in a U.S. trade or business. If a CLO issuer fails to comply with the investment guidelines, or if the Internal Revenue Service otherwise successfully asserts that the CLO should be treated as engaged in a U.S. trade or business, such CLO could be subject to U.S. federal income tax, which could reduce the amount available to distribute to mezzanine debt and equity holders in such CLO, including us.
The U.S. Foreign Account Tax Compliance Act provisions of the Code impose a withholding tax of 30% on certain U.S. source periodic payments, including interest and dividends, to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its U.S. account holders and its U.S. owners. Most CLOs in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO in which we invest fails to properly comply with these reporting requirements, certain payments received by such CLO may be subject to the 30% withholding tax, which could reduce the amount available to distribute to equity and mezzanine debt holders in such CLO, including us.
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
Qualified dividend income payable to U.S. investors that are individuals, trusts, and estates is subject to the reduced maximum tax rate applicable to long-term capital gains. Common and preferred dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Rather, for taxable years beginning prior to January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including "qualified REIT dividends" (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations. To qualify for this deduction, the stockholder receiving such dividend must hold the dividend-paying REIT shares for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the shares become ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. However, even if a domestic stockholder qualifies for this deduction, the effective rate for such REIT dividends still remains higher than the top marginal rate applicable to “qualified dividend income” received by U.S. individuals. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduction in the corporate tax rate under the TCJA could cause investors who are taxed at individual rates and regulated investment companies to perceive investments in the stocks of REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the stock of REITs, including our common stock.
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
Our Operating Partnership, our subsidiary REIT and certain other subsidiaries have made elections under Section 475(f) of the Code to mark their securities to market. There are limited authorities under Section 475(f) of the Code as to what constitutes a trader for U.S. federal income tax purposes. Under other sections of the Code, the status of a trader in securities depends on all of the facts and circumstances, including the nature of the income derived from the taxpayer's activities, the frequency, extent and regularity of the taxpayer's securities transactions, and the taxpayer's investment intent. There can be no assurance that our Operating Partnership and these subsidiaries will continue to qualify as a trader in securities eligible to make the mark-to-market election. We have not received, nor are we seeking, an opinion from counsel or a ruling from the IRS regarding our or our subsidiaries' qualification as a trader. If the qualification for, or our application of, the mark-to-market election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective) changes in the amount or timing of gross income we recognize. Furthermore, the law is unclear as to the treatment of mark-to-market gains and losses under the various REIT tax rules, including, among others, the prohibited transaction and qualified liability hedging rules. While there is limited analogous authority, we treat any mark-to-market gains as qualifying income for purposes of the REIT 75% gross income test to the extent that the gain is recognized with respect to a qualifying real estate asset, based on an opinion of Hunton Andrews Kurth LLP substantially to the effect that any such gains recognized with respect to assets that would produce qualifying income for purposes of the REIT 75% and/or 95% gross income test, as applicable, if they were actually sold should be treated as qualifying income to the same extent for purposes of the REIT 75% and/or 95% gross income test, as applicable, and any such gains should not be subject to the prohibited transaction tax. If the IRS were to successfully treat our mark-to-market gains as subject to the prohibited transaction tax or to successfully challenge the treatment or timing of recognition of our mark-to-market gains or losses with respect to our qualified liability hedges, we could owe material federal income or penalty tax or, in some circumstances, even fail to maintain our qualification as a REIT. Finally, mark-to-market gains and losses could cause volatility in the amount of our taxable income.

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
Nevertheless, if the IRS were to assert successfully that such mortgage loans were secured by property other than real estate, that the interest apportionment regulation applied for purposes of our REIT testing, and that the position taken in Revenue Procedure 2014-51 should be applied to our portfolio, then depending upon the value of the real property securing our loans and their face amount, and the sources of our gross income generally, we might not be able to meet the REIT 75% gross income test, and possibly the REIT asset tests. If we did not meet these tests, we could potentially either lose our REIT status or be required to pay a tax penalty to the IRS. With respect to the REIT 75% asset test, Revenue Procedure 2014-51 provides a safe harbor under which the IRS will not challenge a REIT's treatment of a loan as being a real estate asset in an amount equal to the lesser of (1) the greater of (a) the current value of the real property securing the loan or (b) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan or (2) the fair market value of the loan on the date of the relevant quarterly REIT asset testing date. This safe harbor, if it applied to us, would help us comply with the REIT asset tests following the acquisition of distressed debt if the value of the real property securing the loan were to subsequently decline. If we did not meet one or more of the REIT asset tests, then we could potentially either lose our REIT status or be required to pay a tax penalty to the IRS.
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
We can give no assurances that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims. If any such events were to occur, we, or our Manager's ability to perform its obligations to us under the management agreement between us and our Manager, or Ellington's ability to perform its obligations to our Manager under the services agreement between Ellington and our Manager, could be materially adversely impacted, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
The market for our common stock and our preferred stock may be limited and the price and trading volume of our common stock and preferred stock may be volatile.
While our common stock and preferred stock are listed on the NYSE, such listing does not provide any assurance as to whether or not the market price reflects our actual financial performance, the liquidity of our stock, a holder's ability to sell our stock and/or at what price such holder could sell our stock. Market prices for our common and preferred stock may be volatile and subject to wide fluctuations, including as a result of the trading volume. We cannot assure you that the market price of our common stock or our preferred stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our common stock price, our preferred stock price, or result in fluctuations in the price or trading volume of our common stock and/or our preferred stock include:
•actual or anticipated variations in our dividends or quarterly operating results;
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
•adverse changes in global, national, regional and local economic and market conditions, including those relating to pandemics, such as the COVID-19 pandemic, high unemployment, elevated inflation, volatile interest rates, concerns regarding a recession, geopolitical conflicts, social unrest, or civil disturbances;
•our inclusion in, or exclusion from, various stock indices;
•our operating performance and the performance of other similar companies; and
•changes in accounting principles.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of our common and preferred stock.
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

Additionally, there is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, and we are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the NYSE and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. Further, new and emerging regulatory initiatives in the U.S. related to climate change and ESG could adversely affect our business. On March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. Although the ultimate date of effectiveness and the final form and substance of the proposed rule are not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our Manager’s personnel, systems and resources. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes.
Growing interest on the part of investors and regulators in ESG factors and increased demand for, and scrutiny of, ESG-related disclosures, have also increased the risk that companies could be perceived as, or accused of, making inaccurate or misleading statements regarding their ESG efforts or initiatives, or greenwashing. Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital. Relatedly, certain investors have also begun to use ESG data, third-party benchmarks and ESG ratings to allow them to monitor the ESG impact of their investments.
These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If we fail or are perceived to fail to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results. Further, our business could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future. We cannot guarantee that our current ESG practices will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs. Generally, we expect investor demands and the prevailing legal environment to require us to devote additional resources to ESG matters in our review of prospective investments and management of existing investments, which could increase our expenses.
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
Due to various economic and monetary policy factors, including low unemployment, high consumer and corporate demand, supply-chain issues, geopolitical conflicts, and quantitative easing, inflation has been elevated in recent periods. High inflation may undermine the performance of our investments by reducing the value of such investments and/or the income received from such investments. In addition, actions that the Federal Reserve has taken, and could continue to take, to combat inflation could have an adverse impact on our financial results.
See "—Risks Related To Our Business—Certain actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders."
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
As discussed further in "Item 1. Business—Our Manager and Ellington," we are externally managed and advised by our Manager, an affiliate of Ellington. Our Manager does not have any employees and instead relies on the employees of Ellington to fulfill its obligations to us pursuant to a services agreement. Other than with respect to our majority-owned subsidiary Longbridge's operations, we rely on Ellington’s information systems in conducting our day-to-day operations. As such, we also rely on Ellington’s processes for assessing, identifying, and managing material risks from cybersecurity threats.
Ellington’s cybersecurity processes and practices are integrated into Ellington’s risk management and oversight program. In general, Ellington seeks to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that Ellington collects and stores by identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents when they occur.
Longbridge’s cybersecurity processes and practices are integrated into Longbridge’s operational risk oversight program. In general, Longbridge also seeks to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that Longbridge collects and stores by identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents when they occur. Longbridge had over 400 employees as of December 31, 2023.
Ellington's Risk Management and Strategy
Ellington’s cybersecurity program is focused on the following key areas:
•Governance: As discussed in more detail below under "Governance,” our Board of Directors’ oversight of cybersecurity risk management is supported by the Audit Committee of our Board of Directors (the “Audit Committee”), which regularly interacts with our management team and other professionals who are responsible for assessing and managing material risks from cybersecurity threats at Ellington.
•Collaborative Approach: Ellington has implemented a cross-functional approach to identifying and evaluating, preventing, mitigating and remediating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents. Such escalation allows Ellington to make timely decisions regarding its response to such incidents and whether disclosure to senior management, our Audit Committee and/or the public is appropriate.
•Technical Safeguards: Ellington deploys technical safeguards that are designed to protect information systems from cybersecurity threats. These systems cover many facets of cyber security including identity protection, anti-virus and anti-malware defense, data loss prevention, endpoint protection (including managed detection and response services), patch and vulnerability management and others. Ellington regularly evaluates new technologies as the cyber security landscape evolves.
•Incident Response and Recovery Planning: Ellington has established and maintains incident response and recovery plans that we believe properly address the response to a cybersecurity incident or other business disruption. To the extent feasible, such plans are tested and evaluated on a regular basis.
•Third-Party Risk Management: Ellington follows a risk-based approach to identifying and overseeing cybersecurity risks presented by third-parties, including vendors, service providers and other external users of Ellington’s systems, as well as the systems of third-parties that could adversely impact Ellington’s business in the event of a cybersecurity incident affecting their systems. Third-party service providers are regularly evaluated by Ellington to assess their cyber security posture and general information technology practices to determine if they are suitable partners; where applicable, relevant certifications are obtained such as SOC 2 or ISO 27001.
•Education and Awareness: Ellington: (i) provides regular, mandatory cyber security training to all personnel to equip them with tools to identify and address cybersecurity threats; (ii) communicates evolving information security policies, standards, processes and practices to employees via email; (iii) delivers additional training to all users who have access to personally identifiable information on Ellington’s processes for handling such information; and (iv) conducts regular, monthly phishing tests to assess user alertness, and retains a separate external cybersecurity vendor to conduct similar tests on an annual basis.
Ellington's technology team assesses the firm’s cybersecurity and infrastructure postures regularly with two separate working groups—one group, meeting weekly, focused on IT implementation and one group, meeting bi-weekly, focused on engineering integration. Both groups include senior members of the technology team. These meetings cover a broad range of topics including implementation planning for the deployment of new hardware and software, patch and vulnerability management, considerations for disaster recovery and business continuity, user access controls, data security and more. In such continued monitoring of its cybersecurity posture, Ellington conducts continuous depreciation of obsolete or unsuitable technology, including legacy hardware and software, has a robust patch and vulnerability management process, and has personnel dedicated to the continued monitoring of new developments in threat actors’ activities in order to take preventative actions.
Ellington also regularly engages third parties to perform assessments of Ellington’s cybersecurity posture, including penetration testing, user access control reviews and independent reviews of Ellington’s information security control environment, and operating effectiveness. The results of such assessments, tests and reviews are reported to the Audit Committee and our Board of Directors, and Ellington adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, tests and reviews, including the implementation of new software and technologies.
To date, no risks from cybersecurity threats to Ellington have materially affected or are reasonably likely to materially affect the Company. While Ellington did experience two business email compromise incidents in recent years, neither had a material impact on our business strategy, results of operations or financial condition.
Longbridge's Risk Management and Strategy
Longbridge’s cybersecurity program is focused on the following key areas:
•Governance: As discussed in more detail below under "Governance,” our Board of Directors’ oversight of cybersecurity risk management is completed through the Audit Committee, which regularly interacts with both our and Longbridge's management teams who are responsible for assessing and managing material risks from cybersecurity threats at Longbridge.
•Collaborative Approach: Longbridge has implemented a cross-functional approach to identifying and evaluating, preventing, mitigating and remediating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents. Such escalation allows us to make decisions regarding its response to such incidents and whether disclosure to senior management, our Audit Committee and/or the public is appropriate.
•Technical Safeguards: Longbridge deploys technical safeguards that are designed to protect information systems from cybersecurity threats. These systems cover many facets of cyber security such as anti-virus and anti-malware defense, data loss prevention, endpoint protection (including managed detection and response services), patch and vulnerability management and others. Longbridge continuously evaluates new technologies as the cyber security landscape evolves.
•Incident Response and Recovery Planning: Longbridge has established and maintains incident response and recovery plans that we believe properly address the response to a cybersecurity incident or other business disruption. To the extent feasible such business disruption plans are tested and evaluated on a regular basis.
•Third-Party Risk Management: Longbridge maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of Longbridge’s systems, as well as the systems of third-parties that could adversely impact Longbridge’s business in the event of a cybersecurity incident affecting their systems. Third-party service providers are regularly evaluated by Longbridge to assess their cyber security posture and general information technology practices to determine if they are suitable partners; where applicable, relevant certifications are obtained such as SOC 2 or ISO 27001.
•Education and Awareness: Longbridge: (i) provides regular, mandatory cyber security training to all personnel to equip them with tools to identify and address cybersecurity threats; (ii) communicates evolving information security policies, standards, processes and practices to employees via a variety of communication methods; and (iii) conducts phishing tests to assess user alertness, and retains an external cybersecurity vendor to conduct similar tests on an annual basis.
Longbridge's technology team, and its operational risk management group, perform regular assessments of the firm’s cybersecurity and infrastructure posture. These reviews cover a broad range of topics including implementation planning for the deployment of new hardware and software, patch and vulnerability management, considerations for disaster recovery and business continuity, user access controls, data security and Longbridge’s threat monitoring services. In such continued maintenance of its cybersecurity posture, Longbridge conducts continuous depreciation of obsolete or unsuitable technology, including legacy hardware and software, has a robust patch and vulnerability management process, and has an external firm dedicated to the continued monitoring of new developments in threat actors’ activities in order to take preventative actions.
Longbridge also regularly engages third parties to perform assessments of its cybersecurity posture, including cyber risk assessments, penetration testing, user access control reviews and independent reviews of Longbridge’s information security control environment and operating effectiveness. The results of such assessments, tests and reviews are reported to our Audit Committee and Board of Directors, and Longbridge adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, tests and reviews, including the implementation of new software and technologies.

To date, no risks from cybersecurity threats from Longbridge have materially affected or are reasonably likely to materially affect our Company.
Governance
Our Board of Directors, through the Audit Committee, oversees our cybersecurity risk management process. Our Audit Committee receives regular presentations and reports on cybersecurity risks at both Ellington and Longbridge, each of which addresses a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties.
Each of Ellington and Longbridge employ internal or external resources whose responsibilities include oversight of their respective firm’s cybersecurity posture.
Ellington's cybersecurity team is lead by Ellington's outsourced Chief Technology Officer (the "CTO"), who is primarily responsible for assessing and managing material risks from cybersecurity threats to Ellington. The CTO has extensive experience in application development, database architecture, systems design, and third-party software integration. During his tenure at Ellington, the CTO has lead large technical efforts such as the development of Ellington’s proprietary whole loan management system and the overhaul of Ellington’s engineering infrastructure and development services. The CTO works closely with Ellington’s head of Data Platform and Infrastructure (the "DPI Head") to manage Ellington’s infrastructure and cybersecurity posture. During his tenure at Ellington, the DPI Head has lead several critical efforts such as the revitalization of Ellington’s hardware, networking and disaster recovery facilities, major improvements to Ellington’s cybersecurity infrastructure, and the development and maintenance of Ellington’s Data Engineering infrastructure. Ellington’s Senior Systems Administrator (the "SSA") works closely with both the CTO and the DPI Head to implement Ellington’s cybersecurity program and infrastructure. The SSA is responsible for all systems and telecommunication design and implementation, with a focus on cybersecurity. The SSA ensures that Ellington's systems are secure and resilient against cyber threats. Prior to joining Ellington in 1997, the SSA was a Senior PC Technical Support at Bear Stearns for seven years. The CTO, after consultation with others, including the DPI Head and the SSA, regularly provides an assessment of Ellington’s cybersecurity posture and reviews Ellington’s information technology roadmap with the Audit Committee. The CTO's reports cover a range of topics including, at various times, a discussion of the primary cybersecurity risks facing Ellington, an overview of Ellington’s cybersecurity program, common attack vectors and types, the primary functions of Ellington’s cybersecurity program, how Ellington’s cybersecurity programs are applied to critical cybersecurity areas, any recent cybersecurity incidents, Ellington’s ongoing focus areas in its cybersecurity program, Ellington’s employee education program, management of patches and system vulnerabilities, various threat detection methods, malicious activity monitoring, any new cybersecurity focus areas for Ellington, a review of Ellington’s key technologies, Ellington’s incident response procedures and Ellington’s backup systems and redundancy and disaster recovery processes.
Longbridge's cybersecurity risk management and strategy is co-led by its Chief Operating Officer ("COO") and its Vice President of Information Technology ("VP of IT"). Longbridge's COO has extensive leadership experience with enterprise information technology in the mortgage banking industry, where he has held various executive roles, including Chief Privacy Officer and Chief Information Officer. Longbridge's COO has developed and executed IT strategy, including cybersecurity programs, and helped achieve and maintain Sarbanes-Oxley compliance and SOC-2 certification. Longbridge's VP of IT has extensive leadership experience with enterprise information technology, both in the banking and manufacturing industries. She has also developed and executed IT strategy, including cybersecurity programs and helped achieve and maintain Sarbanes-Oxley compliance. Longbridge's COO, accompanied by its VP of IT, regularly discusses Longbridge’s cybersecurity risks and posture, and its information technology roadmap, with the Audit Committee. In these reviews, Longbridge's COO informs the Audit Committee of what Longbridge believes are the key focus items of Longbridge in its cybersecurity program and the COO and VP of IT provide an overview of their views of emerging threats, and any significant cyber response activities or incidents.
Item 2. Properties
We do not own any properties. Our principal offices are located in leased space at 53 Forest Avenue, Old Greenwich, CT 06870. The offices of our Manager and Ellington are at the same location. As part of our management agreement, our Manager is responsible for providing offices necessary for all operations, and accordingly, all lease responsibilities related to our office spaces in Old Greenwich, CT belong to our Manager.

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
Holders of Our Common Stock
Based upon a review of a securities position listing as of the close of business on February 15, 2024, we had an aggregate of 179 holders of record and holders of our common stock who are nominees for an undetermined number of beneficial owners.
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
Unregistered Sales of Equity Securities
Pursuant to our 2017 Plan, on December 14, 2023, we granted 39,673 OP LTIP Units to certain of our partially dedicated employees. The OP LTIP Units are subject to forfeiture restrictions that will lapse with respect to 22,135 of the OP LTIP Units on December 14, 2024 and 17,538 of the OP LTIP Units on December 14, 2025.
On December 14, 2023, we granted 7,657 OP LTIP Units to Ronald I. Simon, Ph.D., 7,657 OP LTIP units to Edward Resendez, 7,657 OP LTIP units to Lisa Mumford, and 7,657 OP LTIP units to Stephen J. Dannhauser, as compensation for serving as directors; such OP LTIP Units are subject to forfeiture restrictions that will lapse on September 14, 2024.
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
Issuer Purchases of Equity Securities
On March 21, 2023, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $50 million of common stock. The common share repurchase program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. As of December 31, 2023, the Company had remaining authorization to repurchase up to $45.8 million of the Company's common stock under the common share repurchase program.
We did not repurchase any shares of our common stock pursuant to the common share repurchase program during the three months ended December 31, 2023.
On February 21, 2022, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $30.0 million of Series A Preferred Stock and Series B Preferred Stock. The preferred share repurchase program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. As of December 31, 2023, the Company had remaining authorization to repurchase up to $30.0 million of the Company’s Series A Preferred Stock and Series B Preferred Stock under the preferred share repurchase program.
We did not repurchase any shares of our Series A Preferred Stock and Series B Preferred Stock pursuant to the preferred share repurchase during the three months ended December 31, 2023.
Performance
This performance graph is furnished and shall not be deemed filed with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.
The following graph provides a comparison of the cumulative total return on our common shares to the cumulative total return on the Standard & Poor's 500 Composite Stock Price Index, or the "S&P 500," and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index, or the "FTSE NAREIT MREIT." The comparison is for the period from December 31, 2018 to December 31, 2023, and assumes in each case, a $100 investment on December 31, 2018 and the reinvestment of dividends.

$225
$200
$175
$150
$125
$100
$75
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Ellington Financial Inc.
S&P 500
FTSE NAREIT MREIT

The actual cumulative total returns shown on the graph above are as follows:

	December 31,
	2018	2019	2020	2021	2022	2023
Ellington Financial Inc.	$100.00	$132.43	$119.41	$150.86	$123.22	$145.59
S&P 500	$100.00	$132.61	$157.00	$202.02	$164.98	$208.30
FTSE NAREIT MREIT	$100.00	$121.27	$98.69	$114.05	$84.00	$96.76
The performance information above has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.
Item 6. [Reserved]

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
We conduct all of our operations and business activities through the Operating Partnership. As of December 31, 2023, we had an ownership interest of approximately 99.3% in the Operating Partnership. The remaining ownership interest of approximately 0.7% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 29-year history of investing in the Agency and credit markets.
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
On October 3, 2022, we completed the acquisition of a controlling interest in Longbridge Financial, LLC ("Longbridge"), a reverse mortgage loan originator and servicer (the "Longbridge Transaction"). As a result of the Longbridge Transaction, we consolidate Longbridge's financial results. On December 14, 2023, we completed a merger between Arlington Asset Investment Corp., a Virginia corporation ("Arlington"), and our subsidiary EF Merger Sub Inc., a Virginia corporation (such transaction, the "Arlington Merger"). We have accounted for the Arlington Merger as a business combination in accordance with the provisions of ASC 805, Business Combinations, or "ASC 805." In applying the acquisition method of accounting, we are treated as the acquirer of Arlington for accounting purposes. See Note 25, Business Combinations of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional details of the Longbridge Transaction and the Arlington Merger.
On June 30, 2023, we, Great Ajax Corp. (“Great Ajax”), and EF Acquisition I LLC, our wholly-owned subsidiary (“Great Ajax merger sub”), entered into an Agreement and Plan of Merger (the “Great Ajax merger agreement”), pursuant to which it was agreed that, subject to the terms and conditions therein, Great Ajax would be merged with and into Great Ajax merger sub, with Great Ajax merger sub remaining as our wholly-owned subsidiary (the “Great Ajax merger”). On October 20, 2023, we and Great Ajax executed a termination agreement (the “termination agreement”) to terminate the Great Ajax merger; pursuant to the terms of the termination agreement, we paid Great Ajax a termination fee of $5 million and also purchased 1,666,666 newly issued shares of Great Ajax common stock, at a per share price of $6.60, for a total purchase price of $11 million.
In our investment portfolio, we invest in a diverse array of financial assets, including residential mortgage-backed securities, or "RMBS," including RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS"; residential and commercial mortgage loans; commercial mortgage-backed securities, or "CMBS"; consumer loans and asset-backed securities, or "ABS," including ABS backed by consumer loans; investments referencing mortgage servicing rights on traditional forward mortgage loans, or "Forward MSR-related investments"; collateralized loan obligations, or "CLOs"; non-mortgage- and mortgage-related derivatives; equity investments in loan origination companies; and other strategic investments. We refer to the portion of our investment portfolio excluding Agency RMBS as our credit portfolio.
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

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs"; and

CLOs	.	Retained tranches from CLO securitizations, including participating in the accumulation of the underlying assets for such securitization by providing capital to the vehicle accumulating assets; and
	.	Other CLO debt and equity tranches.

CMBS and Commercial Mortgage Loans	.	CMBS; and
	.	Commercial mortgage loans and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS backed by consumer loans;
	.	ABS backed by Small Business Administration, or "SBA," loans, including IOs backed by SBA loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Mortgage-Related Derivatives	.	To-Be-Announced mortgage pass-through certificates, or "TBAs";
	.	Credit default swaps, or "CDS," on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, non-QM, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by mortgages on single-family-rental properties;
	.	RMBS backed by first-lien and second-lien mortgages;
	.	RMBS backed by performing and non-performing mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters;
	.	Collateralized debt obligations, or "CDOs";
	.	RMBS backed by European residential mortgages, or "European RMBS";
	.	Retained tranches from securitizations in which we have participated; and
	.	Credit risk transfer securities, or "CRTs."

Asset Class		Principal Assets
(continued)
Residential Mortgage Loans	.	Non-QM loans;
	.	Residential "transition loans," such as residential bridge loans and residential "fix-and-flip" loans;
	.	Residential non-performing mortgage loans, or "NPLs";
	.	Re-performing loans, or "RPLs," which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount;
	.	Retained tranches from securitizations to which we have contributed assets; and
	.	Reverse mortgage loans.

Strategic Investments in Loan Originators	.	Strategic equity and/or debt investments in loan originators and mortgage-related entities;

Other	.	Mortgage servicing rights, or "MSRs" and MSR-related investments;
	.	Real estate, including commercial and residential real property;
	.	Strategic equity and/or debt investments in entities related to our business;
	.	Corporate debt and equity securities and corporate loans;
	.	Other non-mortgage-related derivatives; and
	.	Confirmation of originator fee certificates.
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
CLOs
CLOs are a form of asset-backed security typically collateralized by syndicated corporate loans or commercial mortgage loans. Our CLO holdings may include both debt and equity interests. Some of our CLOs include retained tranches from CLO securitizations for which we participated in the accumulation of the underlying assets.
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
Our commercial mortgage loans may be fixed or floating rate and will generally have maturities ranging from one to ten years. We typically originate and acquire first-lien loans but may also originate and acquire subordinated loans. As of December 31, 2023, all of our commercial mortgage loans were first-lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
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
MSRs and MSR-Related Investments
An MSR represents the right to service one or more mortgage loans in exchange for a specified revenue stream, typically a portion of the interest payments due on such mortgage loans together with certain other ancillary revenue. While the owner of an MSR is ultimately responsible for servicing the underlying loans in accordance with applicable regulations, the actual loan servicing functions are often subcontracted out to third-party licensed subservicers. The mortgages underlying MSRs can either be traditional "forward" mortgage loans ("Forward MSRs") or reverse mortgage loans ("Reverse MSRs").
The revenue stream associated with an MSR is often bifurcated into two components: a "base servicing fee," representing the actual or approximate cost of performing the loan servicing functions; and the remaining revenue, or "excess servicing spread." We have in the past acquired, and, may in the future acquire, excess servicing spread from mortgage loan servicers.
As a result of the Arlington Merger, the Company, through certain of its subsidiaries, is party to various agreements that enable the Company to participate in the economic returns of a portfolio of forward MSRs. The mortgage loans underlying such Forward MSR-related investments consist solely of residential mortgage loans guaranteed by Fannie Mae or Freddie Mac.
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
As a result of the Longbridge Transaction, we consolidate Longbridge, which acquires reverse mortgage loans both through its origination activities and through secondary market purchases. Historically, the majority of loans acquired by Longbridge have been home equity conversion mortgage loans, or "HECMs," which are insured by FHA and eligible for inclusion in GNMA-guaranteed HECM-backed MBS, or "HMBS." Longbridge is an approved issuer of HMBS, and it pools and securitizes the majority of its HECM loans into HMBS, which it then sells in the secondary market while retaining the servicing rights on the underlying HECM loans. In addition, Longbridge opportunistically acquires, in the secondary market, HECM loans that have been mandatorily repurchased from HMBS pools ("HECM Buyout Loans") by other HECM servicers upon the outstanding principal balance of such loans reaching or exceeding 98% of their respective maximum claim amount. Depending on their status, HECM Buyout Loans are either eligible to be assigned to HUD in connection with an FHA insurance claim ("assignable buyout loans," or "ABOs"), or ineligible to be assigned to HUD ("non-assignable buyout loans," or "NABOs").
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
Trends and Recent Market Developments
Market Overview
•After increasing the target range for the federal funds rate by a cumulative 4.25% in 2022, the U.S. Federal Reserve, or the "Federal Reserve," slowed the pace of its interest rate hikes in 2023. In 2023, at its January/February meeting, the Federal Reserve raised the target range by 25 basis points to 4.50%–4.75%, which was its smallest increase since March 2022.
In March 2023, in response to stress in the banking system, which included the failures of Silicon Valley Bank and Signature Bank, the Federal Deposit Insurance Corporation, or "FDIC," took steps to guarantee all deposits of those two failed banks, including deposits above the standard limit of $250,000. Meanwhile, concerns around the solvency of Credit Suisse Group AG prompted the Swiss Government to provide liquidity assistance and other financial support in conjunction with a merger of Credit Suisse Group AG into UBS Group AG. In addition, the Federal Reserve announced additional liquidity support through the creation of the Bank Term Funding Program, which provided loans with terms of up to one year to banks and other eligible depository institutions for qualified collateral, which included U.S. Treasury securities and Agency RMBS, at their par values. Other central banks around the world also announced plans to increase liquidity to financial institutions. Later in March 2023, at its monthly meeting, the Federal Reserve declared that the "U.S. banking system is sound and resilient" and increased the target range for the federal funds rate by an additional 25 basis points to 4.75%–5.00%.
Next, the Federal Reserve increased the target range by an additional 25 basis points in May 2023, paused in June, increased by an additional 25 basis points in July to a range of 5.25%–5.50%, and then maintained that range at each of its meetings from September through December, noting in December that "inflation has eased over the past year but remains elevated." In a dovish shift, the Summary of Economic Projections released by the Federal Reserve in December implied three interest rate cuts in 2024. However, minutes from the December 2023 meeting released in early January 2024 revealed that during the meeting Federal Reserve participants "reaffirmed that it would be appropriate for policy to remain at a restrictive stance for some time until inflation was clearly moving down," seemingly lowering the likelihood of a cut during the first quarter of 2024.

Throughout 2023, the Federal Reserve continued to reinvest only principal payments that exceeded monthly caps of $60 billion on U.S. Treasury securities and $35 billion on Agency RMBS.
•Interest rates were highly volatile during much of 2023, and many parts of the yield curve continued to be inverted. After falling in January, interest rates increased in February and early March, particularly short-term interest rates, as the yield on the 2-year U.S. Treasury surpassed 5% for the first time since June 2007. Then, in mid-March 2023, concerns about the stress in the banking system spurred a flight to safety, which drove interest rates down significantly. Overall, the yield on the 2-year U.S. Treasury decreased by 40 basis points to 4.03% in the first quarter, while the yield on the 10-year U.S. Treasury decreased by 41 basis points to 3.47%. Interest rate volatility spiked in mid-March 2023, with the MOVE Index surpassing its COVID-related highs and reaching its highest level since 2008.
After trading in a relatively tight range in April and early May of 2023, interest rates rose steadily in the latter half of the second quarter, and the inversion of the yield curve deepened. Overall, the yield on the 2-year U.S. Treasury increased by 87 basis points to 4.90%, quarter over quarter, while the yield on the 10-year U.S. Treasury increased by 37 basis points to 3.84%. Meanwhile, interest rate volatility, as measured by the MOVE Index, declined during the quarter, particularly in June 2023 following the resolution of the federal government's debt ceiling dispute.
In the third quarter of 2023, interest rates increased, particularly long-term interest rates, which caused the inversion of the yield curve to subside somewhat. The yield on the 2-year U.S. Treasury increased by 15 basis points quarter over quarter to 5.04%, while the yield on the 10-year U.S. Treasury increased by 73 basis points quarter over quarter to 4.57%. Toward the end of the quarter, the 2-year U.S. Treasury yield reached its highest level since July 2006, and the 10-year U.S. Treasury yield reached its highest level since October 2007. Meanwhile, interest rate volatility, as measured by the MOVE Index, remained elevated throughout the quarter.
In the fourth quarter, interest rates reversed course and began to decline, as the market anticipated the conclusion of the Federal Reserve's interest rate hiking cycle. For the quarter, the yield on the 2-year U.S. Treasury decreased by 79 basis points to 4.25%, while the 10-year U.S. Treasury yield decreased by 69 basis points to 3.88%. The MOVE Index increased modestly from the previous quarter.
For the full year 2023, the 2-year U.S. Treasury yield decreased by 18 basis points, while the 10-year yield increased by 1 basis point.
•SOFR rates rose sharply from the start of the year through July 31, 2023, with one-month term SOFR increasing by 96 basis points to 5.32% and three-month term SOFR rising by 78 basis points to 5.37%. Beginning in August 2023, SOFR rates were relatively stable with one-month term SOFR ending the year at 5.35% and three-month term SOFR ending the year at 5.33%. Many of our financing costs are based on SOFR.
•Mortgage rates moved in sympathy with long-term interest rates during 2023. The Freddie Mac survey 30-year mortgage rate declined from 6.41% at the start of the year to 5.95% in mid-January, and then steadily rose to 6.74% in early March, before declining to 6.24% by the end of the first quarter. From there, mortgage rates rose steadily for much of 2023, with the Freddie Mac 30-year mortgage rate peaking at 7.79% on October 26th, its highest level since October 2000. The survey rate then reversed course and fell sharply over the final two months of 2023, declining to 6.42% on December 28th, approximately where it started the year.
After reaching a 25-year low at the end of 2022, the Mortgage Bankers Association's Refinance Index increased by 53% in the first quarter of 2023, before declining through the end of November, driven by higher mortgage rates. The index temporarily rose in mid-December 2023 with lower mortgage rates, and declined again toward the end of December 2023. Overall, the index increased by 15% year over year but remained at historically depressed levels. Prepayment speeds also remained at historically low levels throughout 2023. The Fannie Mae 30-year MBS registered a CPR of 4.5 in December 2023, unchanged year over year, reaching a 2023 low of 3.7 in January and a 2023 high of 6.4 in June.
•Despite higher mortgage rates for much of 2023, the S&P CoreLogic Case-Schiller US National Home Price NSA Index increased by 5.5% during the year. The National Association of Realtors Housing Affordability Index declined by 7% during 2023, as higher mortgage rates and record home prices continued to stress housing affordability.
•U.S. real GDP increased at an annualized rate of 2.2% in the first quarter, 2.1% in the second quarter, 4.9% in the third quarter, and an estimated annualized rate of 3.2% in the fourth quarter. Meanwhile, the unemployment rate remained low throughout 2023, starting the year at 3.5% and registering 3.7% as of year end.

•Inflation, while still elevated, declined during each of the first six months of 2023. The year-over-year percentage change in the Consumer Price Index for All Urban Consumers ("CPI-U"), not seasonally adjusted, declined from 6.4% in January 2023 to 3.0% in June 2023. Year-over-year inflation then increased again in the third quarter of 2023, registering 3.7% in September, before declining modestly in the fourth quarter, registering 3.4% in December.
•After a historically difficult year in 2022, MBS performance was mixed in 2023. Following strong absolute and relative performance in January 2023, MBS performance reversed course in mid-February and especially in March, as concerns in the banking sector caused volatility to surge. Overall for the first quarter of 2023, the Bloomberg Barclays U.S. MBS Index ("BB MBS Index") generated a positive return of 2.53% but a negative excess return (on a duration-adjusted basis) of (0.50%) relative to the Bloomberg Barclays U.S. Treasury Index. In the second quarter of 2023, the BB MBS Index generated a negative return of (0.66%) but a positive excess return of 0.79%, driven by strong outperformance in June. For the third quarter, the BB MBS Index posted a negative return of (4.13%) and a negative excess return of (0.88%) relative to the Bloomberg Barclays U.S. Treasury Index, driven by underperformance of the mortgage basis in September 2023. That underperformance continued into October, but over the final two months of the year, volatility declined and yield spreads tightened and overall for the fourth quarter of 2023, the BB MBS Index generated a positive return of 7.31% and an excess return of 1.26%. For the full year 2023, the BB MBS Index generated a positive return of 5.05% and an excess return of 0.68%.
•Similarly, after negative performance in 2022, the Bloomberg Barclays U.S. Corporate Bond Index ("BB IG Index") generated positive results on both an absolute and relative basis in 2023, driven by strong results in the fourth quarter of 2023. For the full year 2023, the BB IG Index generated a return of 8.52% on an absolute basis and an excess return of 4.55%. Meanwhile, the Bloomberg Barclays U.S. Corporate High Yield Bond Index ("BB HY Index") generated positive returns in each quarter of 2023 on both an absolute and relative basis. For the full year 2023, the BB HY Index generated a positive return of 13.45% and an excess return of 8.86%.
•U.S. equities were also volatile during 2023, but performed well overall for the year, with the Dow Jones Industrial Average increasing by 13.7%, the S&P 500 rising by 24.2%, and the NASDAQ up 43.4%. Meanwhile, London's FTSE 100 index increased by 3.8% for the year, and the MSCI World global equity index increased by 21.8%. The VIX volatility index spiked in mid-March 2023 in response to the stress in the banking system and again in late September and October, before falling through year end.

Portfolio Overview and Outlook—Investment Portfolio
Investment Portfolio—Credit(1)
The following tables summarize the long investments in our credit portfolio as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Dollar Denominated:
CLOs(2)	$33,920	0.8%	$29,930	0.7%
CMBS	45,432	1.1%	18,253	0.5%
Commercial Mortgage Loans and REO(3)(4)	330,296	7.9%	492,648	12.1%
Consumer Loans and ABS backed by Consumer Loans(2)	83,130	2.0%	94,993	2.3%
Other loans and ABS(5)	10,314	0.3%	—	—%
Corporate Debt and Equity and Corporate Loans	29,720	0.7%	18,084	0.4%
Debt and Equity Investments in Loan Origination Entities(6)	38,528	0.9%	42,581	1.1%
Non-Agency RMBS	253,522	6.1%	204,498	5.0%
Non-QM Loans and Retained Non-QM RMBS(7)	2,037,914	48.9%	2,216,843	54.3%
Residential Transition Loans and Other Residential Mortgage Loans and REO(3)	1,113,816	26.8%	940,296	23.1%
Forward MSR-related investments	163,336	3.9%	—	—%
Non-Dollar Denominated:
CLOs(2)	4,234	0.1%	1,672	—%
Corporate Debt and Equity	189	—%	206	—%
RMBS(8)	19,674	0.5%	20,714	0.5%
Total Long Credit Portfolio	$4,164,025	100.0%	$4,080,718	100.0%
Less: Non-retained Tranches of Consolidated non-QM Securitization Trusts	1,424,804		1,537,098
Total Long Credit Portfolio excluding Non-retained Tranches of Consolidated non-QM Securitization Trusts	$2,739,221		$2,543,620
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
(5)Includes equity investment in an unconsolidated entity which purchases certain other loans for eventual securitization.
(6)Includes corporate loans to certain loan origination entities in which we hold an equity investment.
(7)Retained non-QM RMBS represents RMBS issued by non-consolidated Ellington-sponsored non-QM loan securitization trusts, and interests in entities holding such RMBS.
(8)Includes an investment in an unconsolidated entity holding European RMBS.
Our total long credit portfolio, excluding non-retained tranches of consolidated non-QM securitization trusts, increased by 8% to $2.74 billion as of December 31, 2023, from $2.54 billion as of December 31, 2022. The increase was driven primarily by a larger residential transition loan portfolio, where net purchases exceeded principal paydowns, the addition of Arlington's MSR-related portfolio, and net purchases of non-Agency RMBS. These increases were partially offset by smaller commercial mortgage loan and non-QM loan portfolios. For commercial mortgage loans, loan payoffs and paydowns exceeded new originations during the year. For non-QM, loan payoffs and paydowns, as well as loan sales and a non-consolidated securitization completed early in the year, exceeded new acquisitions.
Strong net interest income from our loan portfolios, along with net realized and unrealized gains on our non-QM loan and non-Agency RMBS portfolios, drove the positive performance in our credit strategy for the year. We also had net realized and unrealized gains on our interest rate hedges, driven by the significant increase in rates during the second and third quarters of the year. A portion of these gains were offset by net realized and unrealized losses on consumer loans, commercial mortgage loans, CMBS, residential transition loans, as well as on credit hedges and equity investments in unconsolidated loan originators. During the year, we saw an uptick in delinquencies on our residential and commercial mortgage loan portfolios, and while those portfolios continue to experience low levels of realized credit losses and strong overall credit performance, we are monitoring developments closely and diligently working out a handful of nonperforming commercial mortgage assets.
During the year, our asset yields increased, driven by turnover of assets that had been purchased in a lower-yield market environment, and we continued to benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate. At the same time, borrowing costs on our credit investments increased, driven by higher short term interest rates, which slightly exceeded the increase in our asset yields. As a result, the net interest margin on our credit portfolio (which represents the weighted average asset yield less the weighted average secured financing cost of funds, as adjusted to include the effect of actual and accrued periodic payments on interest rate swaps used to hedge the assets) decreased slightly to 2.70% from 2.74% year over year.
Supplemental Credit Portfolio Information:
The following tables provide supplemental information to, and should be read in conjunction with, the notes to our financial statements. See Note 5—Investments in Loans, Note 7—Forward MSR-related Investments, and Note 8—Investments in Unconsolidated Entities to the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
The table below details certain information regarding our investments in commercial mortgage loans as of December 31, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans(3)(4)	$448,997	$(13,641)	$435,356	$8	$(1,839)	$433,525	11.36%	11.37%	0.83
(1)Excludes commercial mortgage loans in non-accrual status, with a fair value of $33.3 million.
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
(4)As of December 31, 2023 all of our commercial mortgage loans were first-lien mortgages, the vast majority of which have floating rates with a rate floor.
The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of December 31, 2023:

Property Type(1)	December 31, 2023
Multifamily	64.0%
Hotel	8.0%
Office	7.5%
Retail	5.7%
Healthcare	4.9%
Industrial	4.3%
Mobile Home Community	4.2%
Self Storage	1.4%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.

The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of December 31, 2023:

Property Location by U.S. State(1)	December 31, 2023
Florida	17.9%
Illinois	11.7%
New York	11.2%
Texas	11.1%
Georgia	7.6%
Michigan	6.4%
Indiana	5.3%
All other states <5%	28.8%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in residential mortgage loans by loan type, and REO resulting from the foreclosure of residential mortgage loans, as of December 31, 2023:

	December 31, 2023
Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
Non-QM Loans	$2,202,459	$1,996,195
Residential Transition Loans	1,095,941	1,090,859
Other Residential Loans	7,357	6,858
Total Residential Mortgage Loans	$3,305,757	$3,093,912
Residential REO(1)		16,100
Total residential mortgage loans and residential REO(1)		$3,110,012
(1)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
The table below details (in thousands) the underlying reference amounts and components of our Forward MSR-related investments as of December 31, 2023:

December 31, 2023
Fair Value of Underlying MSR	Financing	Advances Receivable	Cash and Other Net Receivables	Fair Value of Forward MSR-related Investments
$161,041	$(13,500)	$6,208	$9,587	$163,336
The table below provides additional details on the MSRs underlying our Forward MSR-related investments as of December 31, 2023:

	December 31, 2023
			Weighted Average
Holder of Mortgage Loan	Unpaid Principal Balance	Fair Value	Rate	Servicing Fee	Loan Age (Months)	Projected CPR	Market Yield
	(In thousands)
Federal National Mortgage Association	$11,647,140	$151,057	3.09%	0.25%	37	6.28%	9.51%
Federal Home Loan Mortgage Corporation	946,799	12,279	3.72%	0.25%	32	6.81%	9.52%
Total	$12,593,939	163,336	3.14%	0.25%	37	6.32%	9.51%

The following table provides additional details about our investments in unconsolidated entities as of December 31, 2023:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	$23,837
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	9,072
		32,909
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans and REO	63,702
Equity investments in securitization-related risk retention vehicles	Consumer Loans and European RMBS	3,090
Equity investments in securitization-related risk retention vehicles	Residential Mortgage Loan	8,678
Other	Various	8,035
		83,505
		$116,414
Investment Portfolio—Agency RMBS

	December 31, 2023		December 31, 2022
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$798,211	93.5%	$915,128	94.5%
Floating Rate	5,130	0.6%	6,254	0.7%
Reverse Mortgages	37,171	4.4%	29,989	3.1%
IOs	12,712	1.5%	16,892	1.7%
Total Long Agency RMBS	$853,224	100.0%	$968,263	100.0%
Our total long Agency RMBS portfolio decreased by 12% year over year to $853.2 million, as principal repayments and net sales exceeded net gains, and as we rotated a portion of our investment capital to our credit portfolio.
The year began on a constructive note with interest rates and volatility declining and Agency MBS yield spreads tightening in January. However, markets reversed course in mid-February on renewed anxiety over inflation and what the Federal Reserve's response would be. Then in March, turmoil in the banking system put further pressure on Agency yield spreads. Overall, Agency RMBS underperformed U.S. Treasuries and interest rate swaps (which are the primary instruments we use to hedge our interest rate risk) in the first quarter with the most pronounced underperformance coming on low-coupon MBS, where our Agency RMBS was concentrated, due to concerns over future selling from distressed regional banks.
FDIC-directed sales of RMBS from failed regional banks commenced at the start of the second quarter, which pressured yield spreads but also drove strong RMBS demand into May, even as interest rate volatility remained elevated. Then in June, yield spreads tightened following the resolution of the debt ceiling dispute, and Agency RMBS outperformed hedging instruments for the quarter. In the third quarter, Agency RMBS faced the significant headwinds of elevated market volatility and rising long-term interest rates, resulting in wider yield spreads and Agency RMBS underperformance relative to hedging instruments.
In the fourth quarter, interest rates and volatility increased in October, which drove yield spreads wider in most fixed income sectors, including Agency RMBS. Markets then reversed course, however, with interest rates and volatility declining, and yield spreads tightening, through year end. Overall for the fourth quarter, Agency RMBS outperformed hedging instruments, with lower and intermediate coupon RMBS exhibiting the most pronounced outperformance.
Overall, we had positive net income in the Agency RMBS strategy for the year, primarily driven by net realized and unrealized gains on our Agency RMBS and interest rate hedges, which were partially offset by negative net interest income.
During the year, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. We ended 2023 with a net short TBA position, both on a notional basis and as measured by 10-year equivalents. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.
In the Agency strategy, our cost of funds increased significantly year over year, driven by higher short-term interest rates, and despite positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate. Our asset yields also increased, though by a lesser amount. As a result, the net interest margin on our Agency RMBS, excluding the Catch-up Amortization Adjustment, declined year over year to 1.03% from 1.43%. Average pay-ups on our specified pools decreased to 0.84% as of December 31, 2023, as compared to 0.96% as of December 31, 2022.
As of December 31, 2023, the weighted average net pass-through rate on our fixed-rate specified pools was 3.9% as compared to 3.4%, as of December 31, 2022. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was 153.0% for the year ended December 31, 2023.
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended December 31, 2023, September 30, 2023, June 30, 2023, March 31, 2023, and December 31, 2022.

	Three-Month Period Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Three-Month Constant Prepayment Rates(1)	5.7	7.0	6.2	4.8	7.7
(1)Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2023 and 2022:

		December 31, 2023			December 31, 2022
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50–1.99	$7,464	$6,548	38	$12,089	$10,569	27
	2.00–2.49	9,784	8,810	35	20,197	18,125	21
	2.50–2.99	21,397	19,969	40	62,257	57,680	32
	3.00–3.49	7,230	6,901	73	27,531	25,920	29
	3.50–3.99	10,437	10,152	86	14,894	14,441	78
	4.00–4.49	1,446	1,428	102	3,077	3,034	76
	4.50–4.99	229	228	153	364	361	141
Total 15-year fixed-rate mortgages		57,987	54,036	53	140,409	130,130	35
20-year fixed-rate mortgages:
	2.00–2.49	2,094	1,804	37	2,571	2,187	25
	2.50–2.99	—	—	—	4,357	3,824	26
	4.50–4.99	274	274	121	325	321	109
Total 20-year fixed-rate mortgages		2,368	2,078	47	7,253	6,332	30
30-year fixed-rate mortgages:
	2.00–2.49	22,342	18,435	28	27,676	22,768	19
	2.50–2.99	79,164	68,065	34	151,466	129,460	21
	3.00–3.49	129,437	116,281	41	213,621	189,916	25
	3.50–3.99	117,413	109,393	62	109,848	101,684	55
	4.00–4.49	113,690	109,114	62	134,450	128,229	49
	4.50–4.99	95,070	93,236	47	137,359	133,996	32
	5.00–5.49	113,246	112,831	26	47,426	47,383	44
	5.50–5.99	41,428	41,778	14	8,071	8,164	26
	6.00–6.49	44,445	45,361	13	16,665	17,066	8
	6.50–6.99	26,888	27,603	9	—	—	—
Total 30-year fixed-rate mortgages		783,123	742,097	41	846,582	778,666	34
Total fixed-rate Agency RMBS		$843,478	$798,211	42	$994,244	$915,128	34
Portfolio Overview and Outlook—Longbridge
As discussed in Note 13 of the Notes to the Consolidated Financial Statements, when Longbridge pools HECM loans into HMBS, such transfers do not qualify as sales under U.S. GAAP, and as a result, such transactions are treated as secured borrowings on our Consolidated Balance Sheet. The HECM loans are included in Loans, at fair value, and the related liabilities are reflected as HMBS-related obligations, at fair value. After pooling the HECM loans into HMBS, Longbridge retains the mortgage servicing rights associated with such HMBS, which we refer to as the "HMBS MSR Equivalent." Additionally, Longbridge typically retains the MSRs associated with the proprietary reverse mortgage loans that it originates and has acquired MSRs on reverse mortgage loans in the secondary market ("Reverse MSRs"). We refer to the HMBS MSR Equivalent and Reverse MSRs collectively as our "Reverse MSR-related Net Assets."

The following table summarizes loan-related assets(1) in the Longbridge segment as of December 31, 2023 and 2022:

(In thousands)	December 31, 2023	December 31, 2022
HMBS assets(2)	$8,511,682	$7,882,717
Less: HMBS liabilities	(8,423,235)	(7,787,155)
HMBS MSR Equivalent	88,447	95,562
Unsecuritized HECM loans(3)	102,553	119,671
Proprietary reverse mortgage loans	329,575	103,602
Reverse MSRs	29,580	8,108
Unsecuritized REO	2,219	907
Total	$552,374	$327,850
(1)This information does not include financial derivatives or loan commitments.
(2)Includes HECM loans, REO, and claims or other receivables.
(3)As of December 31, 2023, includes $6.9 million of assignable HECM Buyout Loans, $10.2 million of non-assignable HECM Buyout Loans, and $4.9 million of other inactive HECM loans.
Our Longbridge portfolio generated positive results for the year, driven by net servicing income, net gains on interest rate hedges, and mark-to-market gains on proprietary reverse mortgage loans driven by tighter yield spreads. We also had a modest net gain on our Reverse MSR-related Net Assets, which consisted primarily of a mark-to-market gain on a Reverse MSR portfolio we acquired out of a bankruptcy proceeding on July 1st, partially offset by the mark-to-market loss on our existing HMBS MSR Equivalent. These gains more than offset a net loss in originations, which was driven by reduced gain-on-sale margins and lower origination volumes.
Longbridge's portfolio increased by 69% year over year to $552.4 million as of December 31, 2023, driven primarily by proprietary reverse mortgage loan originations. Meanwhile, the Reverse MSR-related Net Assets increased slightly, as the addition of a Reverse MSR portfolio acquired out of a bankruptcy proceeding was partially offset by mark-to-market losses on existing Reverse MSR-related Net Assets.
Supplemental Longbridge Information:
The following table summarizes origination volumes by channel for the three-month periods ended December 31, 2023 and 2022 and the year ended December 31, 2023:

	Three-Month Period Ended						Year Ended
($ In thousands)	December 31, 2023			December 31, 2022(1)			December 31, 2023
Channel	Units	New Loan Origination Volume(2)	% of New Loan Origination Volume	Units	New Loan Origination Volume(2)	% of New Loan Origination Volume	Units	New Loan Origination Volume(2)	% of New Loan Origination Volume
Retail	363	$47,868	18%	321	$51,248	15%	1,519	$218,246	20%
Wholesale and correspondent	1,223	214,314	82%	1,631	290,379	85%	5,034	881,734	80%
Total	1,586	$262,182	100%	1,952	$341,627	100%	6,553	$1,099,980	100%
(1)Excludes loans originated prior to the Longbridge Transaction and resulting consolidation.
(2)Represents initial borrowed amounts on reverse mortgage loans.
Corporate/Other
Our results for the year reflect the bargain purchase gain associated with the closing of the Arlington Merger, partially offset by merger-related transaction expenses, including certain compensation and severance costs that had been previously negotiated as part of the merger agreement. Although the bargain purchase gain, net of the related expenses, resulted in positive net income for the year, the common shares issued as consideration for the Arlington Merger were issued at a discount to our book value per share, and the transaction was dilutive to common shareholders overall by approximately 1.1%.
Our results for the year also reflect a significant gain, driven by higher interest rates, on the fixed payer interest rate swaps that we held in connection with the then-pending Great Ajax merger. This gain was partially offset by a net loss, also driven by higher interest rates, on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt, or "Unsecured borrowings," and our preferred equity.

Finally, our results include the additional costs associated with the mutual termination of the Great Ajax merger in October.
Financing—Overall
We have various financing arrangements in place as of December 31, 2023, including both secured and unsecured borrowings. We use repos, secured lines of credit, and various other secured borrowings to finance our portfolios, each of which we account for as collateralized borrowings. We have also obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans and certain of our consumer loans. Additionally, as an issuer of HMBS, we account for HMBS-related obligations as secured borrowings. Finally, as of December 31, 2023, we had $297.7 million of outstanding Unsecured borrowings including (i) senior notes of $210.0 million, maturing in April 2027 and bearing an interest rate of 5.875%; (ii) senior notes of $34.9 million, maturing in March 2025 and bearing an interest rate of 6.75%; and (iii) senior notes of $37.8 million, maturing in August 2026 and bearing an interest rate of 6.00% (collectively, the "Senior Notes") as well as $15.0 million of unregistered junior subordinated unsecured debt securities (the "Trust Preferred Debt"). The indentures governing the outstanding Senior Notes contain a number of covenants, including several financial covenants. See Note 14 of the Notes to the Consolidated Financial Statements for additional details on our Unsecured borrowings.
As of December 31, 2023, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet) were $4.6 billion, of which approximately 23.6%, or $1.1 billion, related to our Agency RMBS holdings. The remaining outstanding borrowings related to our credit portfolio and Longbridge. Additionally, we had $8.4 billion of HMBS-related obligations.
The following table details our borrowings outstanding and debt-to-equity ratios as of December 31, 2023 and 2022:

	As of
($ in thousands)	December 31, 2023	December 31, 2022
Recourse(1) borrowings:
Repurchase agreements	$2,967,437	$2,609,685
Other secured borrowings	245,827	276,058
Unsecured borrowings, at par	297,681	210,000
Total recourse borrowings	$3,510,945	$3,095,743
Debt-to-equity ratio based on total recourse borrowings(1)	2.3:1	2.5:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities	2.2:1	2.5:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	2.0:1	2.5:1
Non-Recourse(3) Borrowings:
Other Secured Borrowings, at fair value(4)	1,424,668	1,539,881
HMBS-related obligations, at fair value	8,423,235	7,787,155
Total non-recourse borrowings	9,847,903	9,327,036
Total Recourse and Non-Recourse Borrowings	$13,358,848	$12,422,779
Debt-to-equity ratio based on total recourse and non-recourse borrowings	8.7:1	10.2:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities	8.6:1	10.1:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	8.4:1	10.0:1
(1)As of both December 31, 2023 and 2022, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 2.4:1 and 2.7:1 as of December 31, 2023 and 2022, respectively.
(2)For unsettled purchases and sales, assumes associated borrowings are subject to haircuts of 5.1% and 5.3% as of December 31, 2023 and 2022, respectively.
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
Our debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales, decreased to 8.4:1 as of December 31, 2023 as compared to 10.0:1 as of December 31, 2022. This decline was primarily driven by a significant increase in shareholders' equity, including the impact of closing the Arlington Merger, partially offset by an increase in borrowings on our larger portfolio and an increase in Longbridge's non-recourse

HMBS-related obligations. Our recourse debt-to-equity ratio, excluding U.S. Treasury securities and adjusted for unsettled purchases and sales, decreased to 2.0:1 from 2.5:1, year over year.
Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
Our secured financing costs include interest expense related to our repo borrowings and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet but exclude HMBS-related obligations). For the year ended December 31, 2023, the average cost of funds on our secured financings increased to 5.45%, as compared to 4.43% for the year ended December 31, 2022. The year-over-year increase was primarily driven by higher short-term interest rates. Our unsecured financing costs consist of interest expense related to our Unsecured borrowings. For the years ended December 31, 2023 and 2022, the average borrowing rate on our unsecured financings was 5.98% and 5.88%, respectively. Our average cost of funds, including both secured and unsecured financings, increased to 5.48% from 4.49% over the same period.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the years ended December 31, 2023, 2022, and 2021, we recognized a Catch-Up Amortization Adjustment of $(0.1) million, $4.1 million, and 1.3 million respectively. The Catch-up Amortization Adjustment is reflected as an increase (decrease) to Interest income on the Consolidated Statement of Operations.
See the notes to our consolidated financial statements for more information on the assumptions and methods that we use to amortize purchase premiums and accrete purchase discounts.
Income Taxes: We have elected to be taxed as a REIT for U.S. federal income tax purposes, and are generally are not subject to corporate-level federal and state income tax on net income we distribute to our stockholders within the prescribed timeframes. We have elected to treat certain domestic and foreign subsidiaries as TRSs. Our financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Establishing a provision for income tax expense requires judgement and interpretation of the application of various federal, state, local, and foreign jurisdiction's tax laws. We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. See Note 2 and Note 15 to our consolidated financial statements for additional details on income taxes.
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements for a description of relevant recent accounting pronouncements, if any.

Financial Condition
The following table summarizes the fair value of our consolidated portfolio of investments(1) as of December 31, 2023 and 2022.

(In thousands)	December 31, 2023	December 31, 2022
Long:
Investment Portfolio:
Credit:
Dollar Denominated:
CLO(2)	$33,920	$29,930
CMBS	45,432	18,253
Commercial Mortgage Loans and REO(3)(4)	330,296	492,648
Consumer Loans and ABS backed by Consumer Loans(2)	83,130	94,993
Other loans and ABS(5)	10,314	—
Corporate Debt and Equity and Corporate Loans	29,720	18,084
Debt and Equity Investments in Loan Origination Entities(6)	38,528	42,581
Non-Agency RMBS	253,522	204,498
Non-QM Loans and Retained Non-QM RMBS(7)	2,037,914	2,216,843
Residential Transition Loans and Other Residential Mortgage Loans and REO(3)	1,113,816	940,296
Forward MSR-related Investments	163,336	—
Non-Dollar Denominated:
CLO(2)	4,234	1,672
Corporate Debt and Equity	189	206
RMBS(8)	19,674	20,714
Agency:
Fixed-Rate Specified Pools	798,211	915,128
Floating-Rate Specified Pools	5,130	6,254
IOs	12,712	16,892
Reverse Mortgage Pools	37,171	29,989
Government Debt	165,063	87,422
Longbridge:
Reverse Mortgage Loans	8,938,551	8,097,237
Reverse MSRs	29,580	8,108
REO(3)	5,985	7,282
Total Long	$14,156,428	$13,249,030
Short:
Investment Portfolio:
Government Debt:
Dollar Denominated	(128,113)	(185,424)
Non-Dollar Denominated	(26,190)	(23,779)
Total Short	$(154,303)	$(209,203)
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
(4)Includes investments in unconsolidated entities holding commercial mortgage loans and REO.
(5)Includes equity investment in an unconsolidated entity which purchases certain other loans for eventual securitization.
(6)Includes corporate loans to certain loan origination entities in which we hold an equity investment.
(7)Retained non-QM RMBS represents RMBS issued by non-consolidated Ellington-sponsored non-QM loan securitization trusts, and interest in entities holding such RMBS.
(8)Includes an equity investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of December 31, 2023.

	December 31, 2023
	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$290	$(42,146)	$(41,856)	$3,294
Total Net Mortgage-Related Derivatives				3,294
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	151,000	(550,299)	(399,299)	(8,835)
Total Return Swaps on Corporate Bond Indices and Corporate Debt(3)	1,389	—	1,389	6
Warrants(3)	202	—	202	1,702
Total Net Corporate-Related Derivatives				(7,127)
Interest Rate-Related Derivatives:
TBAs	375,154	(433,098)	(57,944)	(3,638)
Interest Rate Swaps	1,859,330	(3,129,277)	(1,269,947)	97,494
U.S. Treasury Futures(4)	1,900	(313,100)	(311,200)	(7,745)
Total Interest Rate-Related Derivatives				86,111
Other Derivatives:
Foreign Currency Forwards(5)	—	(23,016)	(23,016)	(58)
Total Net Other Derivatives				(58)
Net Total				$82,220
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 10 of the notes to the consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of December 31, 2023, derivative assets and derivative liabilities were $144.0 million and $(61.8) million, respectively, for a net fair value of $82.2 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of December 31, 2023, a total of 19 long and 2,882 short U.S. Treasury futures contracts were held.
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
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 10 of the notes to the consolidated financial statements.

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
As of December 31, 2023, our Consolidated Balance Sheet reflected total assets of $15.3 billion and total liabilities of $13.8 billion. As of December 31, 2022, our Consolidated Balance Sheet reflected total assets of $14.1 billion and total liabilities of $12.9 billion. Our investments in securities, loans, MSRs, Forward MSR-related investments, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $14.3 billion as of December 31, 2023. Our investments in securities, loans, MSRs, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $13.4 billion as of December 31, 2022. Our investments in securities sold short and financial derivatives included in total liabilities were $216.1 million and $263.4 million as of December 31, 2023 and 2022, respectively. As of both December 31, 2023 and 2022, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. We primarily use short positions in U.S. Treasury securities and sovereign bonds to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of December 31, 2023 and 2022, we had a net short notional TBA position of $57.9 million and $528.4 million, respectively.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of December 31, 2023 indebtedness outstanding on our repos was approximately $3.0 billion. As of December 31, 2023, our assets financed with repos consisted of Agency RMBS of $1.2 billion, credit portfolio assets of $2.1 billion, reverse mortgage loans of $203.7 million, and U.S. Treasury securities of $154.6 million. As of December 31, 2023, outstanding indebtedness under repos was $1.1 billion for Agency RMBS, $1.6 billion for credit portfolio assets, $150.2 million of reverse mortgage loans, and $155.0 million for U.S. Treasury securities. As of December 31, 2022 indebtedness outstanding on our repos was approximately $2.6 billion. As of December 31, 2022, our assets financed with repos consisted of Agency RMBS of $976.5 million, credit portfolio assets of $2.2 billion, and U.S. Treasury securities of $69.0 million. As of December 31, 2022, outstanding indebtedness under repos was $939.7 million for Agency RMBS, $1.6 billion for credit portfolio assets, and $69.3 million for U.S. Treasury securities.
In addition to our repos, as of December 31, 2023 we had Total other secured borrowings of $1.7 billion, used to finance $1.9 billion of non-QM loans, ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs. This compares to Total other secured borrowings of $1.8 billion as of December 31, 2022, used to finance $2.1 billion of non-QM loans, ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs. Additionally, as of December 31, 2023, we had HMBS-related obligations of $8.4 billion collateralized by $8.5 billion of HMBS assets, and as of December 31, 2022, we had HMBS-related obligations of $7.8 billion collateralized by $7.9 billion of HMBS assets, which include HECM loans as well as

REO and claims and other receivables. In addition to our secured borrowings, as of both December 31, 2023 and 2022, we had $297.7 million and $210.0 million of Unsecured borrowings outstanding, respectively.
As of December 31, 2023 and 2022, our debt-to-equity ratio was 8.7:1 and 10.2:1, respectively. Our recourse debt-to-equity ratio was 2.3:1 as of December 31, 2023 as compared to 2.5:1 as of December 31, 2022. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of December 31, 2023, our equity increased by $314.7 million to $1.536 billion from $1.221 billion as of December 31, 2022. The increase principally consisted of net income of $87.9 million; net proceeds from the issuance of shares of preferred stock of $128.1 million, after commissions and offering costs, including preferred equity issued in connection with the Arlington Merger; net proceeds from the issuance of shares of common stock of $266.0 million, after commissions and offering costs, including common shares issued in connection with the Arlington Merger; and contributions from our non-controlling interests of $7.0 million. These increases were partially offset by common and preferred dividends of $148.0 million, repurchases of common stock of $12.4 million, and distributions to non-controlling interests of $15.2 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.517 billion as of December 31, 2023. As of December 31, 2023, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $13.83.
Results of Operations
The following tables summarizes our results of operations by segment (as applicable) for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31, 2023
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$344,575	$18,913	$6,684	$370,172
Interest expense	(223,814)	(25,822)	(12,815)	(262,451)
Net interest income	120,761	(6,909)	(6,131)	107,721
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	57,605	23,348	(3,650)	77,303
Realized and unrealized gains (losses) on financial derivatives, net	3,812	7,623	13,559	24,994
Realized and unrealized gains (losses) on real estate owned, net	(3,052)	—	—	(3,052)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(51,554)	—	—	(51,554)
Unrealized gains (losses) on unsecured borrowings, at fair value	—	—	146	146
Net change from reverse mortgage loans, at fair value	—	503,831	—	503,831
Net change related to HMBS obligations, at fair value	—	(451,598)	—	(451,598)
Bargain purchase gain	—	—	28,175	28,175
Other, net	5,646	35,308	—	40,954
Total other income (loss)	12,457	118,512	38,230	169,199
Expenses
Base management fee to affiliate, net of fee rebates(2)	—	—	20,419	20,419
Other investment related expenses	9,949	27,275	—	37,224
Other operating expenses	6,238	74,633	49,196	130,067
Total expenses	16,187	101,908	69,615	187,710
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	117,031	9,695	(37,516)	89,210
Income tax expense (benefit)	—	—	457	457
Earnings (losses) from investments in unconsolidated entities	(855)	—	—	(855)
Net Income (Loss)	116,176	9,695	(37,973)	87,898
Net income (loss) attributable to non-controlling interests	3,125	(41)	730	3,814
Dividends on preferred stock	—	—	23,182	23,182
Net Income (Loss) Attributable to Common Stockholders	$113,051	$9,736	$(61,885)	$60,902
Net Income (Loss) Per Common Share	$1.65	$0.14	$(0.90)	$0.89
(1)See Note 16 of the notes to the consolidated financial statements for further details on management fee rebates.

	Year Ended December 31, 2022(1)				Year Ended December 31, 2021
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$277,141	$2,859	$2,218	$282,218	$175,419	$86	$175,505
Interest expense	(124,308)	(4,628)	(12,841)	(141,777)	(38,990)	(5,040)	(44,030)
Net interest income	152,833	(1,769)	(10,623)	140,441	136,429	(4,954)	131,475
Other Income (Loss)(1)
Realized and unrealized gains (losses) on securities and loans, net	(582,611)	1,355	—	(581,256)	(25,785)	—	(25,785)
Realized and unrealized gains (losses) on financial derivatives, net	194,236	(106)	(19,750)	174,380	23,688	(1,831)	21,857
Realized and unrealized gains (losses) on real estate owned, net	5	—	—	5	452	—	452
Unrealized gains (losses) on other secured borrowings, at fair value, net	258,140	—	—	258,140	15,844	—	15,844
Unrealized gains (losses) on Unsecured borrowings, at fair value	—	—	18,165	18,165	—	—	—
Net change from reverse mortgage loans, at fair value	—	199,189	—	199,189	—	—	—
Net change related to HMBS obligations, at fair value	—	(162,381)	—	(162,381)	—	—	—
Bargain purchase gain	7,932	—	—	7,932	—	—	—
Other, net	3,501	1,878	—	5,379	7,194	—	7,194
Total other income (loss)	(118,797)	39,935	(1,585)	(80,447)	21,393	(1,831)	19,562
Expenses
Base management fee to affiliate, net of fee rebates(2)	—	—	16,847	16,847	—	13,422	13,422
Incentive fee to affiliate	—	—	—	—	—	15,658	15,658
Other investment related expenses	21,435	5,899	3,615	30,949	18,544	—	18,544
Other operating expenses	4,482	17,775	14,912	37,169	3,094	14,723	17,817
Total expenses	29,532	23,674	31,759	84,965	21,638	43,803	65,441
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	4,504	14,492	(43,967)	(24,971)	136,184	(50,588)	85,596
Income tax expense (benefit)	—	—	(17,716)	(17,716)	—	3,144	3,144
Earnings (losses) from investments in unconsolidated entities	(63,614)	—	—	(63,614)	58,104	—	58,104
Net Income (Loss)	(59,110)	14,492	(26,251)	(70,869)	194,288	(53,732)	140,556
Net income (loss) attributable to non-controlling interests	212	32	(1,066)	(822)	5,294	1,799	7,093
Dividends on preferred stock	—	—	15,292	15,292	—	8,117	8,117
Net Income (Loss) Attributable to Common Stockholders	$(59,322)	$14,460	$(40,477)	$(85,339)	$188,994	$(63,648)	$125,346
Net Income (Loss) Per Common Share	$(0.99)	$0.24	$(0.68)	$(1.43)	$3.89	$(1.31)	$2.58
(1)Conformed to current period presentation.
Results of Operations for the Years Ended December 31, 2023 and 2022
Net Income (Loss) Attributable to Common Stockholders
For the year ended December 31, 2023 we had net income (loss) attributable to common stockholders of $60.9 million, compared to $(85.3) million for the year ended December 31, 2022. The reversal in our results of operations was primarily due to total other income in the current period, as compared to total other loss in the prior period, as well as a significant decrease in losses from investments in unconsolidated entities. This was partially offset by a significant increase in interest expense, as well as increases in various operating expenses, and dividends on preferred stock, for the year ended December 31, 2023.

Interest Income
Interest income was $370.2 million for the year ended December 31, 2023, as compared to $282.2 million for the year ended December 31, 2022. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the year ended December 31, 2023 increased to $344.6 million, as compared to $277.1 million for the year ended December 31, 2022.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the years ended December 31, 2023 and 2022:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2023	$293,002	$4,187,742	7.00%	$37,008	$1,008,680	3.67%	$330,010	$5,196,422	6.35%
Year ended December 31, 2022	$234,000	$3,908,034	5.99%	$39,622	$1,432,828	2.77%	$273,622	$5,340,862	5.12%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the year ended December 31, 2023, interest income from our credit portfolio was $293.0 million, as compared to $234.0 million for the year ended December 31, 2022. This year-over-year increase was due to the larger size of the credit portfolio as well as higher average asset yields for the year ended December 31, 2023.
For the year ended December 31, 2023, interest income from our Agency RMBS was $37.0 million, as compared to $39.6 million for the year ended December 31, 2022. This year-over-year decrease was due to the smaller size of the Agency portfolio partially offset by higher average asset yields for the year ended December 31, 2023.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Amortization Adjustment. For the year ended December 31, 2023, we had a negative Catch-up Amortization Adjustment of $(0.1) million, which decreased our interest income. Comparatively, for the year ended December 31, 2022, we had a positive Catch-up Amortization Adjustment of $4.1 million, which increased our interest income. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.68% and 6.35%, respectively, for the year ended December 31, 2023. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 2.48% and 5.05%, respectively, for the year ended December 31, 2022.
In addition, we had $12.4 million of interest income related to long U.S. Treasury securities and repo on short U.S. Treasury securities for the year ended December 31, 2023, which we generally use to adjust our exposure to changes in interest rates.
Longbridge
For the years ended December 31, 2023 and 2022, interest income from the Longbridge segment was $18.9 million and $2.9 million, respectively. The increase was due to the recognition of interest income, primarily related to proprietary reverse mortgage loans, for the entirety of 2023 as compared to just one quarter in the prior year, as we only began to consolidate Longbridge in the fourth quarter of 2022; as well as to a larger average portfolio of reverse mortgage loans year over year.
Corporate/Other
For the years ended December 31, 2023 and 2022, interest income not allocated to either the investment portfolio segment or Longbridge segment was $6.7 million and $2.2 million, respectively. The increase year over year was due to an increase in interest income on cash margins posted by us.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our unsecured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the years ended December 31, 2023 and 2022, we had total interest expense of $262.5 million and $141.8 million, respectively.

Investment Portfolio
Total interest expense in our investment portfolio segment increased to $223.8 million for the year ended December 31, 2023, as compared to $124.3 million for the year ended December 31, 2022. The increase in interest expense was primarily the result of a significant increase in financing rates, together with larger average secured borrowings on our credit assets, and an increase in interest expense related to our securities sold short.
The table below summarizes the components of interest expense in our Investment Portfolio for the years ended December 31, 2023 and 2022.

	Year Ended
(In thousands)	December 31, 2023	December 31, 2022
Repos and Total Other Secured Borrowings	$219,260	$120,894
Securities Sold Short (1)	4,452	3,394
Other	102	20
Total	$223,814	$124,308
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the years ended December 31, 2023 and 2022.

	Year Ended
	December 31, 2023			December 31, 2022
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,237,595	$169,711	5.24%	$3,007,037	$103,849	3.45%
Agency RMBS	828,664	43,037	5.19%	1,303,796	16,465	1.26%
Subtotal(1)	4,066,259	212,748	5.23%	4,310,833	120,314	2.79%
U.S. Treasury Securities	126,523	6,512	5.15%	21,932	580	2.64%
Total	$4,192,782	$219,260	5.23%	$4,332,765	$120,894	2.79%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 3.95% and 2.56% for the year ended December 31, 2023 and 2022, respectively. Excluding the Catch-up Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including actual and accrued periodic payments on interest rate swaps as described above), was 2.40% and 2.49% for the year ended December 31, 2023 and 2022, respectively. These metrics do not include costs associated with any unsecured debt or costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Longbridge
Interest expense in the Longbridge segment primarily relates to Other secured borrowings and repurchase agreements. For the years ended December 31, 2023 and 2022, interest expense related to the Longbridge segment was $25.8 million and $4.6 million, respectively. The primary driver of the higher interest expense in the current period is due to recognition of interest expense for the entirety of 2023, as compared to just one quarter in the prior year, as we only began to consolidate Longbridge in the fourth quarter of 2022. For the year ended December 31, 2023, our average borrowings related to the Longbridge portfolio were $300.2 million, and our average cost of funds was 8.59%. This compares to average borrowings of $218.7 million and an average cost of funds of 8.47% for the year ended December 31, 2022.
Corporate/Other
Certain items of interest expense are not allocated to either the investment portfolio segment or Longbridge segment, such as interest expense on our Unsecured borrowings and certain cash collateral held by us. Total interest expense not allocated to either the investment portfolio or Longbridge segments was $12.8 million for each of the years ended December 31, 2023 and 2022, respectively.

The table below summarizes the components of interest expense not included in either segment for the years ended December 31, 2023 and 2022.

	Year Ended
(In thousands)	December 31, 2023	December 31, 2022
Unsecured borrowings	$12,618	12,616
Other (1)	197	225
Total	$12,815	$12,841
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
Base Management Fees
Corporate/Other
For the year ended December 31, 2023, the gross base management fee, which is based on total equity at the end of each quarter, was $20.9 million, and our Manager credited us with rebates on our base management fee of $0.5 million, resulting in a net base management fee of $20.4 million. For the year ended December 31, 2022, the gross base management fee, which is based on total equity at the end of each quarter, was $18.5 million, and our Manager credited us with rebates on our base management fee of $1.6 million, resulting in a net base management fee of $16.8 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was due to a larger capital base at the end of each of the second, third, and fourth quarters of 2023, as compared to 2022, as well as to a decrease in the base management fee rebates.
Incentive Fees
Corporate/Other
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. No incentive fee was incurred for either of the years ended December 31, 2023 and 2022, since for each quarter during these periods, our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the years ended December 31, 2023 and 2022, other investment related expenses were $37.2 million and $30.9 million, respectively.
Investment Portfolio
For the years ended December 31, 2023 and 2022, Other investment related expenses in our investment portfolio segment were $9.9 million and $21.4 million, respectively. The decrease in other investment related expenses was primarily due to lower debt issuances costs related to Other secured borrowings, at fair value, which reflects lower non-QM securitization activity in 2023 as compared to 2022.
Longbridge
Other investment related expenses related to the Longbridge segment primarily consist of servicing expense related to reverse mortgage loans and various loan origination expenses. For the years ended December 31, 2023 and 2022, Other investment related expenses were $27.3 million and $5.9 million, respectively. The increase in Other investment related expenses related to the Longbridge segment was primarily due to incurring such expenses for the entirety of 2023 as compared to just one quarter in the prior year, as we only began to consolidate Longbridge in the fourth quarter of 2022.
Corporate/Other
For the year ended December 31, 2022, other investment related expenses not allocated to either the investment portfolio segment or Longbridge segment were $3.6 million, consisting of debt issuance costs related to our Unsecured borrowings, at fair value. For the year ended December 31, 2023, all other investment related expenses were allocated to our investment portfolio.

Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $130.1 million for the year ended December 31, 2023 as compared to $37.2 million for the year ended December 31, 2022.
Investment Portfolio
Other operating expenses for our investment portfolio segment were $6.2 million and $4.5 million for the years ended December 31, 2023 and 2022, respectively. The increase in other operating expenses for the year ended December 31, 2023 was primarily due to an increase in compensation expense.
Longbridge
For the years ended December 31, 2023 and 2022, other operating expenses related to the Longbridge segment were $74.6 million and $17.8 million, respectively. These expenses primarily consist of compensation and benefits expense, and consist to a lesser extent of various overhead costs including rent expense, licensing fees, expenses related to office equipment, and amortization of intangible assets. The year-over-year increase was primarily due to incurring such expenses for the entirety of 2023 as compared to just one quarter in the prior year, as we only began to consolidate Longbridge in the fourth quarter of 2022.
Corporate/Other
For the years ended December 31, 2023 and 2022, other operating expenses not allocated to either the investment portfolio segment or the Longbridge segment were $49.2 million and $14.9 million, respectively. The increase in other operating expenses was primarily due to merger-related activities during the year, including $17.1 million of compensation/severance costs and $7.5 million of other expenses, primarily professional fees related to the Arlington Merger, and $7.4 million of costs related to the termination of the Great Ajax merger, including a $5.0 million termination fee.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and residential mortgage, commercial mortgage, consumer, and corporate loans, financial derivatives, and real estate owned, unrealized gains (losses) on other secured borrowings, at fair value and Unsecured borrowings, at fair value, net change from reverse mortgage loans, at fair value, net change related to HMBS obligations, at fair value, and bargain purchase gain. Other, net, another component of Other income (loss), includes rental income and income related to loan originations, as well as loan commitments, MSRs and Forward MSR-related investments, realized gains (losses) on foreign currency transactions, and unrealized gains (losses) on foreign currency remeasurement.
Investment Portfolio
For the year ended December 31, 2023, other income (loss) was $12.5 million, consisting primarily of net realized and unrealized gains of $57.6 million on our securities and loans, net realized and unrealized gains of $3.8 million on our financial derivatives, and $5.6 million of Other, net. These gains were partially offset by net unrealized losses of $(51.6) million on our Other secured borrowings, at fair value. Net realized and unrealized gains of $57.6 million on our securities and loans were primarily on non-QM loans, Agency RMBS, and non-Agency RMBS. These gains were partially offset by net realized and unrealized losses on ABS backed by consumer loans, CMBS, U.S. Treasury securities and sovereign bonds, and equity securities. Net realized and unrealized gains of $3.8 million on our financial derivatives were primarily related to net realized and unrealized gains, driven by higher interest rates, on net short positions in TBAs and to a lesser extent interest rate swaps. Such gains were partially offset by net realized and unrealized losses on credit default swaps on corporate bond indices. We recognized net unrealized losses of $(51.6) million on our Other secured borrowings, at fair value for the year ended December 31, 2023, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized gains of $63.8 million, which are included in Unrealized gains (losses) on securities and loans, net. Other, net of $5.6 million, consisted primarily of various origination and loan income, rental income, and income and net realized and unrealized gains on Forward MSR-related investments.
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
Longbridge
For the year ended December 31, 2023, other income (loss) from the Longbridge segment was $118.5 million, consisting primarily of gains from Net change from reverse mortgage loans, at fair value of $503.8 million, other income of $35.3 million, net unrealized gains of $23.3 million on securities and loans, and net realized and unrealized gains of $7.6 million on financial derivatives. These gains were partially offset by Net change related to HMBS obligations, at fair value of $(451.6) million. Gains from Net change from reverse mortgage loans at fair value of $503.8 million primarily consisted of interest income of HECM loans of $502.4 million, mark-to-market gain of HECM loans of $38.3 million, offset by a mark-to-market loss and runoff on the HMBS MSR Equivalent of $(36.9) million. The mark-to-market loss on the HMBS MSR Equivalent was due to our adoption of more conservative valuation assumptions in light of current market conditions. Other income of $35.3 million is primarily related to unrealized gains of $23.9 million on the Reverse MSRs acquired out of a bankruptcy proceeding in July 2023, $8.1 million of origination fees and $5.9 million of servicing fees. The unrealized gains of $23.3 million on securities and loans is primarily related to the mark-to-market gain on proprietary reverse loans driven by tighter yield spreads. Losses from Net change related to HMBS obligations, at fair value of $(451.6) million primarily relate to interest expenses of the HMBS obligation.
For the year ended December 31, 2022, other income (loss) from Longbridge was $39.9 million, consisting primarily of gains from Net change from reverse mortgage loans, at fair value of $199.2 million, which were partially offset by Net change related to HMBS obligations, at fair value of $(162.4) million.
Corporate/Other
For the year ended December 31, 2023, other income (loss) was $38.2 million, consisting primarily of net realized and unrealized gains on the fixed payer interest rate swaps associated with the then-pending Great Ajax merger and unrealized gains on our Unsecured borrowings, at fair value, partially offset by net realized and unrealized losses on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our Unsecured borrowings and our preferred equity. For the year ended December 31, 2022, other income (loss) was $(1.6) million consisting of net realized and unrealized losses on interest rate swaps used to hedge our Unsecured borrowings of $(19.8) million, partially offset by unrealized gains on our Unsecured borrowings of $18.2 million.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $0.5 million for the year ended December 31, 2023, as compared to $(17.7) million for the year ended December 31, 2022. For the year ended December 31, 2022, our deferred tax liability decreased as a result of net realized and unrealized losses in a domestic TRS, resulting in a significant income tax benefit.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $(0.9) million for the year ended December 31, 2023, as compared to $(63.6) million for the year ended December 31, 2022. For the year ended December 31, 2023, Earnings (losses) from investments in unconsolidated entities of $(0.9) million, primarily consisted of unrealized losses on investments in loan originators of $(3.7) million, partially offset by unrealized gains of $1.3 million on investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates, and $1.9 million on investments in unconsolidated entities related to risk retention related vehicles related to non-QM securitizations. This compares to unrealized losses on investments in loan originators of $(67.1) million, partially offset by net realized and unrealized gains of $3.5 million in entities holding commercial mortgage loans and REO, for the year ended December 31, 2022.

Results of Operations for the Years Ended December 31, 2022 and 2021
Net Income (Loss) Attributable to Common Stockholders
For the year ended December 31, 2022 we had net income (loss) attributable to common stockholders of $(85.3) million, compared to $125.3 million for the year ended December 31, 2021. The reversal in our results of operations was primarily due to realized and unrealized losses on our securities and loans, and losses from investments in unconsolidated entities, as compared to realized and unrealized gains on our securities and loans, and earnings from investments in unconsolidated entities in the prior period as well as an increase in preferred dividends and total expenses. Such decreases for the year ended December 31, 2022 were partially offset by an increase in net interest income, net realized and unrealized gains on financial derivatives, an increase in unrealized gains on other secured borrowings, at fair value, net change from reverse mortgage loans and HMBS-related obligations, at fair value, and unrealized gains on our Unsecured borrowings, at fair value.
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
Longbridge
For the year ended December 31, 2022, interest income from Longbridge was $2.9 million, which was primarily related to proprietary reverse mortgage loans.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Unsecured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the years ended December 31, 2022 and 2021, we had total interest expense of $141.8 million and $44.0 million, respectively.

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
Corporate/Other
Certain items of interest expense are not allocated to either the investment portfolio or Longbridge, such as interest expense on our Unsecured borrowings and certain cash collateral held by us. Total interest expense not allocated to either the investment portfolio or Longbridge was $12.8 million and $5.1 million for the years ended December 31, 2022 and 2021, respectively.

The table below summarizes the components of interest expense not included in either our investment portfolio or Longbridge for the years ended December 31, 2022 and 2021.

	Year Ended
(In thousands)	December 31, 2022	December 31, 2021
Unsecured borrowings	12,616	4,993
Other (1)	225	74
Total	$12,841	$5,067
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
Investment Portfolio
For the years ended December 31, 2022 and 2021 other investment related expenses in our investment portfolio were $25.1 million and $18.5 million, respectively. The increase in other investment related expenses was primarily due to debt issuance costs related to Unsecured borrowings, at fair value, that were issued during the year ended December 31, 2022, as well as an increase in debt issuance costs related to larger non-QM loan securitizations in the latter period.
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
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and residential mortgage, commercial mortgage, consumer, and corporate loans, financial derivatives, and real estate owned, unrealized gains (losses) on Other secured borrowings, at fair value and Unsecured borrowings, at fair value, net change from reverse mortgage loans, at fair value, net change related to HMBS obligations, at fair value, and bargain purchase gain. Other, net, another component of Other income (loss), includes rental income and income related to loan originations, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement.
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
Corporate/Other
For the year ended December 31, 2022, other income (loss) was $(1.6) million consisting of net realized and unrealized losses on interest rate swaps used to hedge our Unsecured borrowings of $(19.8) million, partially offset by unrealized gains on our Unsecured borrowings, at fair value of $18.2 million. For the year ended December 31, 2021, other income (loss) was $(1.8) million consisting of net realized and unrealized losses on interest rate swaps used to hedge our Senior notes, net.

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
The following tables reconcile, for the years ended December 31, 2023, 2022, and 2021 our Adjusted Distributable Earnings by strategy to the line on our Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Year Ended December 31, 2023				Year Ended December 31, 2022
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Longbridge	Corporate/Other	Total
Net Income (Loss)	$116,176	$9,695	$(37,973)	$87,898	$(59,110)	$14,492	$(26,251)	$(70,869)
Income tax expense (benefit)	—	—	457	457	—	—	(17,716)	(17,716)
Net income (loss) before income tax expense (benefit)	116,176	9,695	(37,516)	88,355	(59,110)	14,492	(43,967)	(88,585)
Adjustments:
Realized (gains) losses, net(1)	91,605	—	(3,069)	88,536	(5,103)	—	(73)	(5,176)
Unrealized (gains) losses, net(2)	(46,280)	—	(15,859)	(62,139)	184,621	—	(37,842)	146,779
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(3)	—	(10,910)	—	(10,910)	—	(15,319)	—	(15,319)
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	86	—	—	86	(4,115)	—	—	(4,115)
Non-capitalized transaction costs and other expense adjustments(4)	2,609	4,237	7,829	14,675	10,132	1,485	4,760	16,377
Bargain purchase (gain), net(5)	—	—	(3,565)	(3,565)	(7,932)	—	—	(7,932)
(Earnings) losses from investments in unconsolidated entities	855	—	—	855	63,614	—	—	63,614
Adjusted distributable earnings from investments in unconsolidated entities(6)	9,207	—	—	9,207	11,982	—	—	11,982
Total Adjusted Distributable Earnings	$174,258	$3,022	$(52,180)	$125,100	$194,089	$658	$(77,122)	$117,625
Dividends on preferred stock	—	—	23,182	23,182	—	—	15,292	15,292
Adjusted Distributable Earnings attributable to non-controlling interests	3,308	13	1,149	4,470	469	5	1,274	1,748
Adjusted Distributable Earnings Attributable to Common Stockholders	$170,950	$3,009	$(76,511)	$97,448	$193,620	$653	$(93,688)	$100,585
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$2.52	$0.05	$(1.13)	$1.44	$3.23	$0.01	$(1.56)	$1.68
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
(3)Represents net change in fair value of HMBS MSR Equivalent and mortgage servicing rights related to proprietary mortgage loans attributable to changes in market conditions and model assumptions. This adjustment also includes net (gains) losses on certain hedging instruments, which are components of realized and/or unrealized gains (losses) on financial derivatives, net on the Consolidated Statement of Operations.
(4)For the year ended December 31, 2023, includes $7.4 million related to the Great Ajax merger, which was terminated in October 2023, $1.7 million of non-capitalized transaction costs, $3.1 million of professional fees related to the acquisition and integration of Longbridge, $1.4 million of non-cash equity compensation expense, and $1.1 million of various other expenses. For the year ended December 31, 2022, includes $6.3 million of debt issuance costs related to Other secured borrowings, at fair value, $3.6 million of debt issuance costs related to Unsecured borrowings, at fair value, $4.7 million of non-capitalized transaction costs, $1.5 million of non-cash equity compensation expense, and $0.3 million of various other expenses.
(5)For the year ended December 31, 2023, represents the reversal of the bargain purchase gain of $28.2 million net of the reversal of expenses related to the Arlington Merger of $24.6 million. For the year ended December 31, 2022, represents the reversal of the bargain purchase gain related to the Longbridge Transaction.
(6)Includes net interest income and operating expenses for certain investments in unconsolidated entities.

	Year Ended December 31, 2021
(In thousands, except per share amounts)	Investment Portfolio	Corporate/Other	Total
Net Income (Loss)	$199,577	$(59,021)	$140,556
Income tax expense (benefit)	—	3,144	3,144
Net income (loss) before income tax expense (benefit)	199,577	(55,877)	143,700
Adjustments:
Realized (gains) losses, net(1)	(25,438)	4,931	(20,507)
Unrealized (gains) losses, net(2)	6,650	(335)	6,315
Incentive fee to affiliate	—	15,658	15,658
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	(1,260)	—	(1,260)
Non-capitalized transaction costs and other expense adjustments(3)	6,773	1,382	8,155
(Earnings) losses from investments in unconsolidated entities	(58,104)	—	(58,104)
Adjusted distributable earnings from investments in unconsolidated entities(4)	9,698	—	9,698
Total Adjusted Distributable Earnings	$137,896	$(34,241)	$103,655
Dividends on preferred stock	—	8,117	8,117
Adjusted Distributable Earnings attributable to non-controlling interests	5,376	1,245	6,621
Adjusted Distributable Earnings Attributable to Common Stockholders	$132,520	$(43,603)	$88,917
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$2.73	$(0.90)	$1.83
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
(3)For the year ended December 31, 2021, includes $5.3 million of debt issuance costs related to Other secured borrowings, at fair value, $0.3 million of non-capitalized transaction costs, $1.0 million of non-cash equity compensation expense, and $0.6 million of various other expenses.
(4)Includes net interest income and operating expenses for certain investments in unconsolidated entities.
Liquidity and Capital Resources
Liquidity refers to our ability to generate and obtain adequate amounts of cash to meet our requirements, including repaying our borrowings, funding and maintaining positions in our targeted assets, making distributions in the form of dividends, and other general business needs. Our short-term (the 12 months following period end) and long-term (beyond 12 months from period end) liquidity requirements include acquisition costs for assets we acquire, payment of our base management fee and incentive fee, compliance with margin requirements under our repos, reverse repos, and financial derivative contracts, repayment of repo borrowings and other secured borrowings to the extent we are unable or unwilling to extend such borrowings, payment of our general operating expenses, payment of interest payments on our unsecured borrowings, and payment of our dividends. Our capital resources primarily include cash on hand, cash flow from our investments (including principal and interest payments received on our investments and proceeds from the sale of investments), borrowings under repos and other secured borrowings, and proceeds from equity and debt offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.

The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	December 31, 2023		December 31, 2022
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$1,356,343	45.7%	$1,200,555	46.0%
31 - 60 Days	152,220	5.1%	210,667	8.1%
61 - 90 Days	83,906	2.8%	278,253	10.6%
91 - 120 Days	290,215	9.8%	362,761	13.9%
121 - 150 Days	—	—%	159,087	6.1%
151 - 180 Days	7,911	0.3%	6,981	0.3%
181 - 364 Days	1,018,211	34.3%	391,381	15.0%
> 364 Days	58,631	2.0%	—	—%
	$2,967,437	100.0%	$2,609,685	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2023, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 26.7% with respect to credit portfolio assets, 21.5% with respect to reverse mortgage loans, 5.1% with respect to Agency RMBS assets, and 18.3% overall. As of December 31, 2022, the weighted average contractual haircuts were 28.0% with respect to credit portfolio assets, 5.3% with respect to Agency RMBS assets, and 20.6% overall.
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
As of December 31, 2023 and 2022, we had $3.0 billion and $2.6 billion of borrowings outstanding under our repos, respectively. As of December 31, 2023, the remaining terms on our repos ranged from 2 days to 513 days, with a weighted average remaining term of 126 days. Our repo borrowings were with a total of 26 counterparties as of December 31, 2023. As of December 31, 2023, our repos had interest rates ranging from 4.81% to 8.68%, with a weighted average borrowing rate of 6.67%. As of December 31, 2022, the remaining terms on our repos ranged from 3 days to 263 days, with a weighted average remaining term of 78 days. Our repo borrowings were with a total of 26 counterparties as of December 31, 2022. As of December 31, 2022, our repos had interest rates ranging from 0.63% to 7.97%, with a weighted average borrowing rate of 5.50%. Investments transferred as collateral under repos had an aggregate fair value of $3.7 billion and $3.2 billion, as of December 31, 2023 and 2022, respectively.
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

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2023	$2,967,437	$2,640,625	$2,967,437
September 30, 2023	2,573,043	2,605,359	2,707,121
June 30, 2023	2,557,864	2,402,711	2,557,864
March 31, 2023(1)	2,285,898	2,464,050	2,641,488
December 31, 2022	2,609,685	2,859,085	2,915,610
September 30, 2022	2,895,019	2,877,500	2,912,264
June 30, 2022	2,865,222	2,590,120	2,865,222
March 31, 2022	2,717,638	2,533,978	2,717,638
December 31, 2021	2,469,763	2,187,363	2,469,763
September 30, 2021	2,105,836	1,958,411	2,175,918
June 30, 2021	1,916,749	1,971,441	2,062,580
March 31, 2021	1,909,511	1,736,912	1,909,511
(1)During this quarter, our borrowings decreased as the size of our investment portfolio decreased driven primarily by our participation in a non-QM securitization in February 2023.
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including non-QM loans and REO, commercial mortgage loans, consumer loans and ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs; such transactions are accounted for as secured borrowings. As of December 31, 2023 and 2022, we had outstanding borrowings related to such transactions in the amount of $1.7 billion and $1.8 billion, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Balance Sheet. As of December 31, 2023 and 2022, the fair value of assets collateralizing our Total other secured borrowings was $1.9 billion and $2.1 billion, respectively. Additionally, as of December 31, 2023, as an HMBS issuer, we had HMBS-related obligations of $8.4 billion collateralized by $8.5 billion of HMBS assets and as of December 31, 2022, we had HMBS-related obligations of $7.8 billion collateralized by $7.9 billion of HMBS assets; HMBS assets include HECM loans as well as REO and claims and other receivables. See Note 14 in the notes to our consolidated financial statements for further information on our other secured borrowings and HMBS-related obligations.
As of December 31, 2023 and 2022, we had $297.7 million and $210.0 million of outstanding unsecured borrowings; respectively. As of December 31, 2023, our outstanding unsecured borrowings were comprised of $210.0 million of 5.875% Senior Notes due April 2027, $34.9 million of 6.75% Senior Notes due March 2025, $37.8 million of 6.00% Senior Notes due August 2026, and $15.0 million of unregistered junior subordinated unsecured debt securities, the "Trust Preferred Debt." The Trust Preferred Debt includes $10.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 3.26% and which matures on October 7, 2033, and $5.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 2.51% and which matures on July 7, 2035. See Note 14 in the notes to our consolidated financial statements for further detail on our unsecured borrowings.
As of December 31, 2023, we had an aggregate amount at risk under our repos with 27 counterparties of approximately $705.4 million, and as of December 31, 2022, we had an aggregate amount at risk under our repos with 25 counterparties of approximately $637.6 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of December 31, 2023 and 2022, does not include approximately $(0.6) million and $(1.8) million, respectively, of net accrued interest receivable (payable), which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of December 31, 2023, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with nine counterparties of approximately $65.6 million. We also had $56.9 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2022, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with ten counterparties of approximately $43.3 million. We also had $44.9 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2023, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $12.9 million. As of December 31, 2022, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with nine counterparties of approximately $5.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $228.9 million and $217.1 million as of December 31, 2023 and 2022, respectively.
On August 6, 2021, we commenced an "at-the-market" offering for shares of our common stock, or the "2021 Common ATM Program," by entering into equity distribution agreements with third party sales agents under which we were authorized to offer and sell up to 10.0 million shares of common stock from time to time. From December 31, 2022 through January 23, 2023, we issued 1,410,932 shares of common stock under the 2021 Common ATM Program, which provided $19.0 million of net proceeds after approximately $0.2 million of commissions and $52 thousand of offering costs. On January 24, 2023, we amended the equity distribution agreements (the "EDA Amendments") with each of the third party sales agents. Such amendments authorize us to offer and sell up to $225.0 million of common stock from time to time (the "Amended Common ATM Program"). On November 13, 2023, we entered into two new equity distribution agreements to include two additional sales agents under the Amended Common ATM Program. For the year ended December 31, 2023, we issued 9,140,986 shares of common stock under the 2021 Common ATM Program and the Amended Common ATM Program, which provided $122.1 million of net proceeds after approximately $1.1 million of commissions and $0.3 million of offering costs. From execution of the EDA Amendments through February 23, 2024, we have issued 9,833,779 shares of common stock through the Amended Common ATM Program, which provided $129.9 million of net proceeds after $1.2 million of commissions and $0.3 million of offering costs.
On January 20, 2022, we commenced an "at-the-market" offering for our Series A Preferred Stock and Series B Preferred Stock, or the "Preferred ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") and/or 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") from time to time. From commencement of the Preferred ATM Program through February 23, 2024, we have issued 20,421 shares of preferred stock under the Preferred Stock ATM Program.
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

In accordance with the terms of the Arlington Merger Agreement, on the closing date of the Arlington Merger, each outstanding share of Arlington's Class A common stock, par value $0.01 per share (other than shares held by us, EF Merger Sub Inc. or any of our wholly-owned subsidiaries, EF Merger Sub Inc. or Arlington) was automatically converted into the right to receive 0.3619 newly issued shares of common stock. In connection with the transactions completed pursuant to the Arlington Merger Agreement, 11,040,704 shares of our common stock were issued. In addition, in accordance with the terms of the Arlington Merger Agreement (i) each of the 379,668 outstanding shares of Arlington’s 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock, $0.01 par value per share, was automatically converted into the right to receive one newly issued share of our 7.000% Series D Preferred Stock, $0.001 par value per share ("Series D Preferred Stock"); and (ii) each of the 957,133 outstanding shares of Arlington’s 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, was automatically converted into the right to receive one newly issued share of our 8.250% Series E Preferred Stock, $0.001 par value per share ("Series E Preferred Stock"). See Note 25 of the Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional details on the Arlington Merger.
On March 21, 2023, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $50 million of common stock, or the "2023 Common Share Repurchase Program." The 2023 Common Share Repurchase Program extends our ability to repurchase beyond the share repurchase program adopted in 2018 under which we were authorized to repurchase up to 1.55 million shares of common stock, or the "2018 Common Share Repurchase Program." The 2023 Common Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. During the year ended December 31, 2023, we repurchased 1,084,336 shares of common stock at an average price per share of $11.39 and a total cost of $12.4 million. Under the 2023 Common Share Repurchase Program we have authorization to repurchase an additional $45.8 million of common stock; the authorization under the 2018 Common Share Repurchase Program was exhausted during the first quarter of 2023.
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

The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the consolidated financial statements) for the years ended December 31, 2023 and 2022:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
2023:
December 15, 2023	$0.09	$7,542	December 29, 2023	January 25, 2024
November 29, 2023	0.06	4,264	December 8, 2023	December 13, 2023
November 7, 2023	0.15	10,431	November 30, 2023	December 26, 2023
October 6, 2023	0.15	10,356	October 31, 2023	November 27, 2023
September 7, 2023	0.15	10,356	September 29, 2023	October 25, 2023
August 7, 2023	0.15	10,325	August 31, 2023	September 25, 2023
July 10, 2023	0.15	10,311	July 31, 2023	August 25, 2023
June 7, 2023	0.15	10,197	June 30, 2023	July 25, 2023
May 8, 2023	0.15	10,197	May 31, 2023	June 26, 2023
April 10, 2023	0.15	10,197	April 28, 2023	May 25, 2023
March 7, 2023	0.15	10,200	March 31, 2023	April 25, 2023
February 7, 2023	0.15	10,359	February 28, 2023	March 27, 2023
January 9, 2023	0.15	10,105	January 31, 2023	February 27, 2023
2022:
December 7, 2022	0.15	9,694	December 30, 2022	January 25, 2023
November 7, 2022	0.15	9,416	November 30, 2022	December 27, 2022
October 6, 2022	0.15	9,183	October 31, 2022	November 25, 2022
September 8, 2022	0.15	9,183	September 30, 2022	October 25, 2022
August 4, 2022	0.15	9,186	August 31, 2022	September 26, 2022
July 8, 2022	0.15	9,108	July 29, 2022	August 25, 2022
June 7, 2022	0.15	9,108	June 30, 2022	July 25, 2022
May 2, 2022	0.15	9,121	May 31, 2022	June 27, 2022
April 7, 2022	0.15	9,121	April 29, 2022	May 25, 2022
March 7, 2022	0.15	9,064	March 31, 2022	April 25, 2022
February 7, 2022	0.15	8,730	February 28, 2022	March 25, 2022
January 7, 2022	0.15	8,727	January 31, 2022	February 25, 2022
On January 8, 2024, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on February 26, 2024 to stockholders of record as of January 31, 2024. On February 7, 2024, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on March 25, 2024 to stockholders of record as of February 29, 2024.

The following table sets forth the dividend distributions authorized by the Board of Directors during the years ended December 31, 2023 and 2022 and payable to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
2023:
December 15, 2023	$0.421875	$1,941	December 29, 2023	January 30, 2024
September 7, 2023	0.421875	1,941	September 29, 2023	October 30, 2023
June 7, 2023	0.421875	1,941	June 30, 2023	July 31, 2023
March 7, 2023	0.421875	1,941	March 31, 2023	May 1, 2023
2022:
December 7, 2022	0.421875	1,941	December 30, 2022	January 30, 2023
September 8, 2022	0.421875	1,941	September 30, 2022	October 31, 2022
June 7, 2022	0.421875	1,941	June 30, 2022	August 1, 2022
March 7, 2022	0.421875	1,941	March 31, 2022	May 2, 2022
Series B Preferred Stock:
2023:
December 15, 2023	0.390625	1,883	December 29, 2023	January 30, 2024
September 7, 2023	0.390625	1,883	September 29, 2023	October 30, 2023
June 7, 2023	0.390625	1,883	June 30, 2023	July 31, 2023
March 7, 2023	0.390625	1,883	March 31, 2023	May 1, 2023
2022:
December 7, 2022	0.390625	1,883	December 30, 2022	January 30, 2023
September 8, 2022	0.390625	1,883	September 30, 2022	October 31, 2022
June 7, 2022	0.390625	1,883	June 30, 2022	August 1, 2022
March 7, 2022	0.390625	1,883	March 31, 2022	May 2, 2022
Series C Preferred Stock:
2023:
December 15, 2023	0.5390625	2,156	December 29, 2023	January 30, 2024
September 7, 2023	0.5390625	2,156	September 29, 2023	October 30, 2023
June 7, 2023	0.5390625	2,156	June 30, 2023	July 31, 2023
March 7, 2023	0.5031300	2,013	March 31, 2023	May 1, 2023
Series D Preferred Stock:
2023:
December 15, 2023	0.4375000	166	December 20, 2023	January 2, 2024
Series E Preferred Stock:
2023:
December 15, 2023	0.5156250	494	December 20, 2023	January 2, 2024
At those times when cash flows from the Company’s operating activities are insufficient to fund its dividend payments, the Company funds such dividend payments through cash flows from its investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize the Company’s cash flows for the years ended December 31, 2023, 2022, and 2021.
For the year ended December 31, 2023, our operating activities used net cash in the amount of $241.9 million and our investing activities provided net cash in the amount of $174.9 million. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) used net cash of $104.3 million. We received $1.73 billion in proceeds from the issuance of Total other secured borrowings, and we used $1.78 billion for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $225.6 million during the year ended December 31, 2023. We received proceeds from HMBS-related obligations of $1.46 billion and used $1.28 billion for principal payments on HMBS-related obligations. We received proceeds from the issuance of common and preferred stock, net of underwriters' discounts and commissions, agent commissions, and offering costs paid, of $218.3 million and contributions from non-controlling interests of $7.2 million. We used $149.3 million to pay dividends, $15.2 million for distributions to non-controlling interests (our joint venture partners), and $12.4 million to repurchase common stock. As a result there was an increase in our cash holdings of $8.7 million, from $221.9 million as of December 31, 2022 to $230.5 million as of December 31, 2023.
For the year ended December 31, 2022, our operating activities provided net cash in the amount of $42.7 million and our investing activities used net cash in the amount of $1.753 billion. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $702.2 million. We received $1.370 billion in proceeds from the issuance of Total other secured borrowings. We used $508.0 million for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $145.3 million for the year ended December 31, 2022. We received proceeds from HMBS-related obligations of $424.7 million and used $235.1 million for principal payments on HMBS-related obligations. We received proceeds from the issuance of Unsecured borrowings, at fair value of $206.4 million, net of debt issuance costs, proceeds from the issuance of common and preferred stock, net of underwriters' discounts and commissions, agent commissions, and offering costs paid, of $99.1 million, and contributions from non-controlling interests of $9.8 million. We used $123.1 million to pay dividends, $19.9 million for distributions to non-controlling interests (our joint venture partners), $86.0 million for repayment of unsecured borrowings, and $1.7 million to repurchase common stock. As a result there was an increase in our cash holdings of $129.0 million, from $92.8 million as of December 31, 2021 to $221.9 million as of December 31, 2022.
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
Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a base management fee, an incentive fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see Note 16 to our consolidated financial statements.
We have numerous contractual obligations and commitments related to our outstanding borrowings (see Note 14 of the notes to our consolidated financial statements) and related to our financial derivatives (see Note 10 of the notes to our consolidated financial statements).
See Note 24 of the notes to our consolidated financial statements for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
At December 31, 2023 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors generally influence our performance more than does inflation, although inflation rates often have a meaningful influence over the direction of interest rates, including influencing the Federal Reserve's monetary policy. In any event, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
In addition, elevated, long-term inflation could adversely impact the performance of our investment portfolio, or the prices of our investments, or both. For example, if higher inflation is not matched by an increase in wages, inflation could cause the real income of the borrowers on our residential and consumer loans to decline. In addition, in the case of borrowers on our commercial mortgage loans, net cash flow could decline if rents and/or expense reimbursements do not increase in kind with higher inflation.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at December 31, 2023 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of fixed-income assets in our portfolio, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. Most significantly, our portfolio is exposed to the risk of changes in prepayment rates of mortgage loans, including the mortgage loans underlying our RMBS, Reverse MSRs and Forward MSR-related investments; and changes in prepayment rates of certain of our consumer loan, residential mortgage loan, and CLO holdings. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Mortgage prepayment rates can be highly sensitive to changes in interest rates, but they are also affected by housing turnover, which can be driven by factors other than interest rates, including worker mobility and home price appreciation. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Increases in prepayment rates may cause us to experience both realized and unrealized losses on our interest only securities and inverse interest only securities, as these securities are extremely sensitive to prepayment rates. Conversely, decreases in prepayment rates on our loans and securities with below-market interest rates may cause the duration of such investments to extend, which may cause us to experience unrealized losses on such investments. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. For example, prepayment rates are generally lower in states with substantially higher mortgage recording taxes.

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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of December 31, 2023, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$17,976	1.17%	$34,335	2.24%	$(19,592)	(1.28)%	$(40,801)	(2.66)%
Long TBAs	2,323	0.15%	4,093	0.27%	(2,876)	(0.19)%	(6,305)	(0.41)%
Short TBAs	(6,613)	(0.43)%	(13,002)	(0.85)%	6,837	0.45%	13,898	0.91%
Non-Agency RMBS, CMBS, ABS, Loans, and MSRs	24,888	1.62%	46,526	3.03%	(28,137)	(1.83)%	(59,523)	(3.88)%
U.S. Treasury Securities and Interest Rate Swaps, Options, and Futures	(38,326)	(2.50)%	(77,800)	(5.07)%	37,175	2.42%	73,200	4.77%
Corporate Securities and Other	1,380	0.09%	2,759	0.18%	(1,379)	(0.09)%	(2,759)	(0.18)%
Repurchase Agreements, Reverse Repurchase Agreements, and Unsecured Borrowings	(3,408)	(0.22)%	(6,861)	(0.45)%	3,362	0.22%	6,679	0.43%
Total	$(1,780)	(0.12)%	$(9,950)	(0.65)%	$(4,610)	(0.30)%	$(15,611)	(1.02)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our December 31, 2023 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ellington Financial Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ellington Financial Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of mortgage loans on real estate as of December 31, 2023 and for each of the three years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Arlington Asset Investment Corp. (“Arlington”) from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a purchase business combination during 2023. We have also excluded assets and liabilities related to Arlington from our audit of internal control over financial reporting. Arlington is a consolidated subsidiary whose related total assets, total liabilities and net income excluded from management’s assessment and our audit of internal control over financial reporting represent total assets of approximately $549.4 million, total liabilities of approximately $442.9 million and approximately $(11.4) million of net income (loss), of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
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
Valuation of Certain Investments in Securities, Loans, Unconsolidated Entities and Mortgage Servicing Rights
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s securities, at fair value, loans, at fair value, investments in unconsolidated entities, at fair value and mortgage servicing rights, at fair value were $1.5 billion, $12.3 billion, $116.4 million, and $29.6 million, respectively, as of December 31, 2023. As disclosed by management, the Company elected the fair value option for those of its assets for which such election is permitted, including its securities, at fair value, loans, at fair value, investments in unconsolidated entities, at fair value and mortgage servicing rights, at fair value. For financial instruments that are traded in an “active market”, the best measure of fair value is the quoted market price. Management generally used third-party valuations when available. If third-party valuations are not available, management used other valuation techniques, such as the discounted cash flow methodology. Management’s estimate of fair value may be based on several assumptions, including but not limited to, management’s estimates of non binding third-party valuations, yields, projected collateral prepayments, projected collateral losses, projected collateral recoveries, recovery amounts, conditional prepayment rates, and months to resolution, as applicable. For certain investments in unconsolidated entities, at fair value, equity price-to-book and net asset value assumptions are also considered. Fair value measurements are impacted by the interrelationships of these assumptions, as applicable.
The principal considerations for our determination that performing procedures relating to the valuation of certain investments in securities, loans, unconsolidated entities and mortgage servicing rights is a critical audit matter are (i) the significant judgment by management in determining the fair value estimate of these investments; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the valuation of these investments and the interrelated assumptions related to yields, projected collateral prepayments, projected collateral losses, projected collateral recoveries, recovery amounts, conditional prepayment rates, months to resolution, and equity price-to-book, as applicable; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of certain investments in securities, loans, unconsolidated entities and mortgage servicing rights, including controls over management’s comparison of internally developed fair values to fair values obtained from third-party pricing providers. These procedures also included, among others, for a sample of certain investments (i) testing the completeness and accuracy of data provided by management; (ii) comparing management’s estimate of fair value to independent sources, where available; and where independent sources were not available (iii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of fair values by independently developing assumptions related to yields, projected collateral prepayments, projected collateral losses, projected collateral recoveries, recovery amounts, conditional prepayment rates, months to resolution, and equity price-to-book, as applicable, and comparing the independently developed range of fair values to management’s estimate to evaluate the reasonableness of management’s estimate.
Merger with Arlington Asset Investment Corp. – Fair Value of Forward MSR-Related Investments
As described in Notes 3 and 25 to the consolidated financial statements, on December 14, 2023, the Company completed a merger with Arlington Asset Investment Corp. The Company accounted for the merger using the acquisition method of accounting. The total consideration was $177.3 million, which included the acquisition of forward MSR-related investments, at fair value of $177.4. million. Management determined the fair value of the forward MSR-related investments based on a discounted cash flow methodology. The discounted cash flow methodology used assumptions, including but not limited to, management’s estimates of yields and conditional prepayment rates. Fair value measurements are impacted by the interrelationships of these assumptions.
The principal considerations for our determination that performing procedures relating to the fair value of forward MSR-related investments acquired in the merger with Arlington Asset Investment Corp. is a critical audit matter are (i) the significant judgment by management in determining the fair value estimate of the forward MSR-related investments acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the valuation of the forward MSR-related investments acquired and the interrelated assumptions related to yields and conditional prepayment rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of forward MSR-related investments acquired, including controls over the development of the interrelated assumptions related to yields and conditional prepayment rates. These procedures also included, among others (i) testing management’s process for determining the fair value estimate of the forward MSR-related investments acquired; (ii) evaluating the appropriateness of the discounted cash flow methodology used by management; (iii) testing the completeness and accuracy of data used in the discounted cash flow methodology; and (iv) evaluating the reasonableness of the interrelated assumptions related to yields and conditional prepayment rates. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow methodology and (ii) the reasonableness of the yields and conditional prepayment rates assumptions.
/s/PricewaterhouseCoopers LLP
New York, New York
February 29, 2024

We have served as the Company’s auditor since 2007.

ELLINGTON FINANCIAL INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$228,927	$217,053
Restricted cash(1)	1,618	4,816
Securities, at fair value(1)(2)	1,518,377	1,459,465
Loans, at fair value(1)(2)	12,306,636	11,626,008
Loan commitments, at fair value	2,584	3,060
Forward MSR-related investments, at fair value	163,336	—
Mortgage servicing rights, at fair value	29,580	8,108
Investments in unconsolidated entities, at fair value(1)	116,414	127,046
Real estate owned(1)(2)	22,085	28,403
Financial derivatives—assets, at fair value	143,996	132,518
Reverse repurchase agreements	173,145	226,444
Due from brokers	51,884	36,761
Investment related receivables(1)	480,249	139,413
Other assets(1)	77,099	76,791
Total Assets	$15,315,930	$14,085,886
Liabilities
Securities sold short, at fair value	$154,303	$209,203
Repurchase agreements(1)	2,967,437	2,609,685
Financial derivatives—liabilities, at fair value	61,776	54,198
Due to brokers	62,442	34,507
Investment related payables	37,403	49,323
Other secured borrowings(1)	245,827	276,058
Other secured borrowings, at fair value(1)	1,424,668	1,539,881
HMBS-related obligations, at fair value	8,423,235	7,787,155
Unsecured borrowings, at fair value	272,765	191,835
Base management fee payable to affiliate	5,660	4,641
Incentive fee payable to affiliate	—	—
Dividends payable	11,528	12,243
Interest payable(1)	22,933	22,452
Accrued expenses and other liabilities(1)	90,341	73,819
Total Liabilities	13,780,318	12,865,000
Commitments and contingencies (Note 24)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 14,757,222 and 9,420,421 shares issued and outstanding, and $368,931 and $235,511 aggregate liquidation preference, respectively	355,551	227,432
Common stock, par value $0.001 per share, 200,000,000 and 100,000,000 shares authorized, respectively; 83,000,488 and 63,812,215 shares issued and outstanding, respectively	83	64
Additional paid-in-capital	1,514,797	1,259,352
Retained earnings (accumulated deficit)	(353,360)	(290,881)
Total Stockholders' Equity	1,517,071	1,195,967
Non-controlling interests(1)	18,541	24,919
Total Equity	1,535,612	1,220,886
Total Liabilities and Equity	$15,315,930	$14,085,886
(1)Ellington Financial Inc.'s Consolidated Balance Sheets include assets and liabilities of variable interest entities it has consolidated. See Note 12 for additional details on Ellington Financial Inc.'s consolidated variable interest entities.
(2)Includes assets pledged as collateral to counterparties. See Note 14 for additional details on the Company's borrowings and related collateral.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022(1)	2021(1)
(In thousands, except per share amounts)
Net Interest Income
Interest income	$370,172	$282,218	$175,505
Interest expense	(262,451)	(141,777)	(44,030)
Total net interest income	107,721	140,441	131,475
Other Income (Loss)
Realized gains (losses) on securities and loans, net	(93,993)	(105,449)	5,017
Realized gains (losses) on financial derivatives, net	40,054	120,489	11,502
Realized gains (losses) on real estate owned, net	(5,229)	490	1,711
Unrealized gains (losses) on securities and loans, net	171,296	(475,807)	(30,802)
Unrealized gains (losses) on financial derivatives, net	(15,060)	53,891	10,355
Unrealized gains (losses) on real estate owned, net	2,177	(485)	(1,259)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(51,554)	258,140	15,844
Unrealized gains (losses) on unsecured borrowings, at fair value	146	18,165	—
Net change from reverse mortgage loans, at fair value	503,831	199,189	—
Net change related to HMBS obligations, at fair value	(451,598)	(162,381)	—
Bargain purchase gain	28,175	7,932	—
Other, net	40,954	5,379	7,194
Total other income (loss)	169,199	(80,447)	19,562
Expenses
Base management fee to affiliate (Net of fee rebates of $473, $1,612, and $2,593, respectively)(2)	20,419	16,847	13,422
Incentive fee to affiliate	—	—	15,658
Investment related expenses:
Servicing expense	20,364	8,123	4,422
Debt issuance costs related to Other secured borrowings, at fair value	—	6,291	5,290
Debt issuance costs related to unsecured borrowings, at fair value	—	3,615	—
Other	16,860	12,920	8,832
Professional fees	21,164	6,378	5,416
Compensation and benefits	78,434	21,094	6,714
Other expenses	30,469	9,697	6,658
Total expenses	187,710	84,965	65,441
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	89,210	(24,971)	85,596
Income tax expense (benefit)	457	(17,716)	3,144
Earnings (losses) from investments in unconsolidated entities	(855)	(63,614)	58,104
Net Income (Loss)	87,898	(70,869)	140,556
Net income (loss) attributable to non-controlling interests	3,814	(822)	7,093
Dividends on preferred stock	23,182	15,292	8,117
Net Income (Loss) Attributable to Common Stockholders	$60,902	$(85,339)	$125,346
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.89	$(1.43)	$2.58
(1)Conformed to current period presentation.
(2)See Note 16 for further details on management fee rebates.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2020	$111,034	43,781,684	$44	$915,658	$(141,521)	$885,215	$36,357	$921,572
Net income (loss)					133,463	133,463	7,093	140,556
Net proceeds from the issuance of common stock(1)		13,602,900	14	244,761		244,775		244,775
Net proceeds from the issuance of preferred stock(1)	115,905					115,905		115,905
Shares of common stock issued in connection with incentive fee payment		65,826	—	1,241		1,241		1,241
Contributions from non-controlling interests							15,998	15,998
Common dividends(2)					(81,104)	(81,104)	(1,120)	(82,224)
Preferred dividends(3)					(8,117)	(8,117)	—	(8,117)
Distributions to non-controlling interests							(27,121)	(27,121)
Conversion of non-controlling interest units to shares of common stock		7,759	—	143		143	(143)	—
Adjustment to non-controlling interests		—	—	(1,157)		(1,157)	1,157	—
Share-based long term incentive plan unit awards				957		957	14	971
BALANCE, December 31, 2021	$226,939	57,458,169	$58	$1,161,603	$(97,279)	$1,291,321	$32,235	$1,323,556
Net income (loss)					(70,047)	(70,047)	(822)	(70,869)
Net proceeds from the issuance of common stock(1)		6,459,070	6	99,145		99,151		99,151
Net proceeds from the issuance of preferred stock(1)	493					493		493
Shares of common stock issued in connection with incentive fee payment		19,094	—	325		325		325
Contributions from non-controlling interests							13,315	13,315
Common dividends(2)					(108,263)	(108,263)	(1,378)	(109,641)
Preferred dividends(3)					(15,292)	(15,292)		(15,292)
Distributions to non-controlling interests							(19,897)	(19,897)
Conversion of non-controlling interest units to shares of common stock		4,066	—	66		66	(66)	—
Adjustment to non-controlling interests		—	—	(1,514)		(1,514)	1,514	—
Repurchase of shares of common stock		(128,184)	—	(1,659)		(1,659)	—	(1,659)
Share-based long term incentive plan unit awards				1,386		1,386	18	1,404
BALANCE, December 31, 2022	$227,432	63,812,215	$64	$1,259,352	$(290,881)	$1,195,967	$24,919	$1,220,886

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
BALANCE, December 31, 2022	$227,432	63,812,215	$64	$1,259,352	$(290,881)	$1,195,967	$24,919	$1,220,886
Net income (loss)					84,084	84,084	3,814	87,898
Net proceeds from the issuance of common stock(1)(4)		20,181,690	20	266,013		266,033		266,033
Net proceeds from the issuance of preferred stock(1)(4)	128,119					128,119		128,119
Contributions from non-controlling interests							6,986	6,986
Common dividends(2)					(123,381)	(123,381)	(1,458)	(124,839)
Preferred dividends(3)					(23,182)	(23,182)		(23,182)
Distributions to non-controlling interests							(15,194)	(15,194)
Conversion of non-controlling interest units to shares of common stock		90,919	—	1,295		1,295	(1,295)	—
Adjustment to non-controlling interests				(754)		(754)	754	—
Repurchase of shares of common stock		(1,084,336)	(1)	(12,351)		(12,352)		(12,352)
Share-based long term incentive plan unit awards				1,242		1,242	15	1,257
BALANCE, December 31, 2023	$355,551	83,000,488	$83	$1,514,797	$(353,360)	$1,517,071	$18,541	$1,535,612
(1)Net of discounts and commissions and offering costs.
(2)For the years ended December 31, 2023, 2022, and 2021, dividends totaling $1.80, $1.80 and $1.64, respectively, per share of common stock and convertible unit outstanding were declared.
(3)For the years ended December 31, 2023, 2022, and 2021, dividends totaling $6.3234425, $3.2500, and $2.313365, respectively, per share of preferred stock were declared.
(4)Includes issuance of stock to shareholders of Arlington Asset Investment Corp., resulting from a business combination. See Note 25, Business Combinations, for additional details.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net income (loss)	$87,898	$(70,869)	$140,556
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts, net	13,249	25,066	32,578
Realized (gains) losses on securities and loans, net	93,993	105,449	(5,017)
Realized (gains) losses on financial derivatives, net	(40,054)	(120,489)	(11,502)
Realized (gains) losses on real estate owned, net	5,229	(490)	(1,711)
Unrealized (gains) losses on securities and loans, net	(171,296)	475,807	30,802
Unrealized (gains) losses on financial derivatives, net	15,060	(53,891)	(10,355)
Unrealized (gains) losses on real estate owned, net	(2,177)	485	1,259
Unrealized gains (losses) other (net)	51,408	(276,342)	(15,418)
Realized gains (losses) other (net) - foreign currency transaction	23	(150)	224
Unrealized gains (losses) other (net) foreign currency translation	(777)	882	(487)
Bargain purchase (gain)	(28,175)	(7,932)	—
Non-cash compensation expense related to business combination	3,852	—	—
Net change from reverse mortgage loans held-for-investment, at fair value	(503,831)	(199,189)	—
Net change related to HMBS obligations, at fair value	451,598	162,381	—
Net change related to Forward MSR-related investments, at fair value	1,288	—	—
Valuation adjustment and deletions of mortgage servicing rights	(21,472)	66	—
Unrealized (gains) losses on loan commitments, net	476	30	—
Amortization of deferred debt issuance costs	—	176	263
Shares issued in connection with incentive fee payment	—	325	1,241
Equity-based compensation expense	1,358	1,495	971
Interest income related to consolidated securitization trust	(54,586)	(46,838)	(20,269)
Interest expense related to consolidated securitization trust	54,586	44,331	19,366
Debt issuance costs related to Other secured borrowings, at fair value	—	1,881	2,273
Debt issuance costs related to unsecured borrowings, at fair value	—	3,615	—
(Earnings) losses from investments in unconsolidated entities	855	63,614	(58,104)
(Increase) decrease in originations, purchases, and fundings of mortgage loans held-for-sale	(210,145)	(51,894)	—
Changes in operating asset and liabilities:
(Increase) decrease in interest and principal receivable	(5,973)	(7,666)	(63,260)
(Increase) decrease in other assets	(1,531)	(7,988)	(76)
Increase (decrease) in base management fee payable to affiliate	1,019	1,526	(63)
Increase (decrease) in incentive fee payable to affiliate	—	(3,246)	3,246
Increase (decrease) in interest payable	(900)	16,686	1,337
Increase (decrease) in accrued expenses and other liabilities	9,647	(14,368)	3,439
Proceeds from sale and collections of mortgage loans held-for-sale	7,520	223	—
Net cash provided by (used in) operating activities	$(241,858)	$42,686	$51,293

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2023	2022	2021
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Investing Activities:
Purchase of securities	$(2,387,259)	$(1,348,379)	$(2,523,112)
Purchase and origination of loans	(3,076,859)	(3,590,737)	(2,017,992)
Receipt of distributions on Forward MSR-related investments	13,500	—	—
Capital improvements of real estate owned	(37)	(222)	(2,209)
Proceeds from disposition of securities	2,480,188	1,454,193	1,485,459
Proceeds from disposition of loans	155,300	27,410	1,064
Contributions to investments in unconsolidated entities	(55,999)	(32,835)	(24,066)
Distributions from investments in unconsolidated entities	152,858	223,828	172,838
Increase in cash resulting from business combinations, net	34,221	22,618	—
Purchase of controlling interest in Longbridge Financial	—	(38,886)	—
Proceeds from disposition of real estate owned	36,806	10,913	15,611
Proceeds from FHA insurance claims and other receivables on HECM loans	94,400	—	—
Proceeds from principal payments of securities	172,048	308,983	472,055
Proceeds from principal payments of loans	2,553,066	1,047,909	381,418
Proceeds from securities sold short	449,295	944,513	577,461
Repurchase of securities sold short	(508,111)	(836,350)	(493,336)
Payments on financial derivatives	(232,661)	(130,635)	(65,582)
Proceeds from financial derivatives	245,610	240,521	70,905
Payments made on reverse repurchase agreements	(38,165,825)	(37,693,038)	(19,349,228)
Proceeds from reverse repurchase agreements	38,219,782	37,589,374	19,264,823
Due from brokers, net	(18,243)	18,037	8,296
Due to brokers, net	12,826	30,099	331
Net cash provided by (used in) investing activities	174,906	(1,752,684)	(2,025,264)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	122,330	99,354	245,292
Net proceeds from the issuance of preferred stock(1)	96,850	511	116,220
Offering costs paid	(927)	(769)	(587)
Repurchase of common stock	(12,352)	(1,659)	—
Dividends paid	(149,271)	(123,065)	(85,704)
Contributions from non-controlling interests	7,158	9,837	14,694
Distributions to non-controlling interests	(15,194)	(19,897)	(27,121)
Proceeds from issuance of Other secured borrowings	1,725,708	512,889	79,594
Principal payments on Other secured borrowings	(1,780,120)	(507,996)	(34,834)
Borrowings under repurchase agreements	37,574,665	12,652,021	5,912,434
Repayments of repurchase agreements	(37,711,816)	(11,998,124)	(4,899,984)
Proceeds from issuance of Unsecured borrowings, at fair value	—	206,385	—
Repayment of Unsecured borrowings	—	(86,000)	—
Proceeds from issuance of Other secured borrowings, at fair value	—	857,578	787,529
Repayment of Other secured borrowings, at fair value	—	—	(111,530)
Proceeds from issuance of HMBS	1,460,978	424,703	—
Principal payments on HMBS related obligations, at fair value	(1,275,258)	(235,070)	—
Due from brokers, net	19,054	46,711	(39,216)
Due to brokers, net	13,823	1,622	(1,802)
Net cash provided by (used in) financing activities	$75,628	$1,839,031	$1,954,985
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	8,676	129,033	(18,986)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	221,869	92,836	111,822
Cash, Cash Equivalents, and Restricted Cash, End of Period	$230,545	$221,869	$92,836

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Year Ended December 31,
	2023	2022	2021
(In thousands)	Expressed in U.S. Dollars
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents, beginning of period	$217,053	$92,661	$111,647
Restricted cash, beginning of period	4,816	175	175
Cash and cash equivalents and restricted cash, beginning of period	221,869	92,836	111,822
Cash and cash equivalents, end of period	228,927	217,053	92,661
Restricted cash, end of period	1,618	4,816	175
Cash and cash equivalents and restricted cash, end of period	230,545	221,869	92,836
Supplemental disclosure of cash flow information:
Interest paid	$263,351	$125,169	$42,692
Income tax paid (refunded)	(323)	(1,614)	2,848
Dividends payable	11,528	12,243	10,375
Common shares issued in connection with merger transaction (non-cash)	143,971	—	—
Preferred shares issued in connection with merger transaction (non-cash)	31,631	—	—
Shares issued in connection with incentive fee payment (non-cash)	—	325	1,241
Share-based long term incentive plan unit awards (non-cash)	1,257	1,404	971
Transfers from mortgage loans to real estate owned (non-cash)	33,504	2,317	14,033
Transfers from mortgage loans to other sales and claims receivable (non-cash)	93,279	2,544	—
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	78,460	216,615	144,691
Transfers from corporate loans to investments in unconsolidated entities (non-cash)	665	1,000	—
Transfers from investments in unconsolidated entities (non-cash)	—	38,886	—
Transfers from other secured borrowings to reverse repurchase agreements (non-cash)	45,429	—	—
Contributions to investments in unconsolidated entities (non-cash)	(7,957)	(7,281)	—
Purchase of investments (non-cash)	(25,580)	(38,472)	—
Purchase of loans, net (non-cash)	—	—	(800)
Proceeds from the disposition of loans (non-cash)	174,181	338,663	—
Proceeds from principal payments of investments (non-cash)	167,855	307,911	472,344
Principal payments on Other secured borrowings, at fair value (non-cash)	(167,855)	(300,441)	(472,344)
Proceeds received from Other secured borrowings, at fair value (non-cash)	—	255,914	40,978
Proceeds from issuance of Other secured borrowings, net (non-cash)	69,610	—	800
Principal payments on Other secured borrowings (non-cash)	—	(43,720)	—
Repayments of repurchase agreements (non-cash)	(141,453)	(513,975)	(39,618)
Contributions from non-controlling interests (non-cash)	—	2,328	—
(1)Net of discounts and commissions.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
1. Organization and Investment Objective
Ellington Financial Inc. commenced operations on August 17, 2007 and is a Delaware corporation. Ellington Financial Operating Partnership LLC (the "Operating Partnership"), a 99.3% owned consolidated subsidiary of Ellington Financial Inc., was formed as a Delaware limited liability company on December 14, 2012 and commenced operations on January 1, 2013. All of Ellington Financial Inc.'s operations and business activities are conducted through the Operating Partnership. Ellington Financial Inc., the Operating Partnership, and their consolidated subsidiaries are hereafter collectively referred to as the "Company." All intercompany accounts are eliminated in consolidation.
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
On October 3, 2022, the Company completed the acquisition of a controlling interest in Longbridge Financial, LLC ("Longbridge"), a reverse mortgage loan originator and servicer (the "Longbridge Transaction"). As a result of the Longbridge Transaction, the Company consolidates Longbridge's financial results. Additionally, on December 14, 2023, Arlington Asset Investment Corp., a Virginia corporation (“Arlington”), merged with and into EF Merger Sub Inc., a direct wholly-owned subsidiary of the Company, pursuant to the agreement and plan of merger (the “Arlington Merger Agreement”) which was entered into on May 29, 2023 (the “Arlington Merger”). See Note 25, Business Combinations, for additional details.
The Company has two reportable segments, the Investment Portfolio Segment and the Longbridge Segment. The Investment Portfolio Segment is focused on investing in a diverse array of financial assets, including residential and commercial mortgage loans; residential mortgage-backed securities, or "RMBS"; commercial mortgage-backed securities, or "CMBS"; investments referencing a portfolio of mortgage servicing rights on forward mortgage loans, or "Forward MSR-related investments"; consumer loans and asset-backed securities, or "ABS," including ABS backed by consumer loans; collateralized loan obligations, or "CLOs"; non-mortgage- and mortgage-related derivatives; debt and equity investments in loan origination companies; and other strategic investments. The Longbridge Segment is focused on the origination and servicing of reverse mortgage loans. Longbridge acquires reverse mortgage loans both through its origination activities and through secondary market purchases. Historically, the majority of loans acquired by Longbridge have been home equity conversion mortgage loans, or "HECMs," which are insured by the Federal Housing Administration, or "FHA." Such loans are generally eligible for securitization into HECM-backed MBS, or "HMBS," which are guaranteed by the Government National Mortgage Association, or "GNMA." Longbridge is an approved issuer of HMBS, and it transfers HECM loans into HMBS, which it then sells in the secondary market while retaining the servicing rights on the underlying HECM loans. Longbridge also originates and purchases non-FHA-insured reverse mortgage loans originated under guidelines established by private lenders, which the Company refers to as "Proprietary reverse mortgage loans." Proprietary reverse mortgage loans typically carry loan balances or credit lines that exceed FHA limits or have other characteristics that make them ineligible for FHA insurance.

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
•Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are RMBS, for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," U.S. Treasury securities and sovereign debt, certain non-Agency RMBS, CMBS, CLOs, corporate debt, and actively traded derivatives such as interest rate swaps, foreign currency forwards, and other over-the-counter derivatives; and
•Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that the Company generally includes in this category are certain RMBS, CMBS, CLOs, ABS, credit default swaps, or "CDS," on individual ABS, and total return swaps on distressed corporate debt, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, reverse mortgage loans, private corporate debt and equity investments, loan commitments, mortgage servicing rights, or "MSRs," Forward MSR-related investments, other secured borrowings, at fair value, HMBS-related obligations, at fair value, and Unsecured borrowings, at fair value.
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
The Company has elected the FVO for its MSRs and Forward MSR-related investments. It determines fair value by taking into account both external pricing data, which includes third-party valuations, and internal pricing models. MSRs and Forward MSR-related investments are classified as Level 3.
The Company has securitized certain mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans." The Company's securitized non-QM loans are held as part of a collateralized financing entity, or "CFE." A CFE is a VIE that holds financial assets, issues beneficial interests in those assets, and has no more than nominal equity, and for which the issued beneficial interests have contractual recourse only to the related assets of the CFE. ASC 810, Consolidation ("ASC 810") allows the Company to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. The Company has elected the FVO for initial and subsequent recognition of the debt issued by its consolidated securitization trusts and has determined that each consolidated securitization trust meets the definition of a CFE; see Note 13 "Securitization Transactions—Residential Mortgage Loan Securitizations" for further discussion on the Company's consolidated securitization trusts. The Company has determined the inputs to the fair value measurement of the financial liabilities of each of its CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of each of the CFEs to measure the fair value of the financial assets of each of the CFEs. The fair value of the debt issued by each CFE is typically valued using both external pricing data, which includes third-party valuations, and internal pricing models. The securitized non-QM loans, which are assets of the consolidated CFEs, are included in Loans, at fair value, on the Company's Consolidated Balance Sheet. The debt issued by the consolidated CFEs is included in Other secured borrowings, at fair value, on the Company's Consolidated Balance Sheet. Unrealized gains (losses) from changes in fair value of Other secured borrowings, at fair value, are included in Unrealized gains (losses) on other secured borrowings, at fair value, net, on the Company's Consolidated Statement of Operations. The securitized non-QM loans and the debt issued by the Company's CFEs are both classified as Level 3.
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
For Forward MSR-related investments, the Company recognizes interest income based on the effective interest method. For purposes of estimating future expected cash flows, management uses various assumptions about the mortgage loans underlying the MSRs, including but not limited to the timing and amount of prepayments. These assumptions are re-evaluated not less than quarterly. Changes in projected cash flows may result in prospective changes in the yield/interest income recognized on such investments based on the updated expected future cash flows. Interest income on Forward MSR-related investments is included on the Consolidated Statement of Operations as a component of Interest Income.
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
(L) Intangible Assets: In connection with the Longbridge Transaction, the Company acquired intangible assets including internally developed software of Longbridge, trademarks, customer relationships, and non-compete agreements for various Longbridge employees. Intangible assets are amortized over their expected useful lives on a straight-line basis. See Note 11 for additional details on the Company's intangible assets.
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
The Company performs ongoing reassessments of (i) whether any entities previously evaluated have become VIEs, based on certain events, and therefore subject to assessment to determine whether consolidation is appropriate, and (ii) whether changes in the facts and circumstances regarding the Company's involvement with a VIE causes its consolidation conclusion regarding the VIE to change. See Note 12 and Note 16 for further information on the Company's consolidated VIEs.
The Company's maximum amount at risk is generally limited to the Company's investment in the VIE. The Company is generally not contractually required to provide and has not provided any form of financial support to the VIEs.
The Company holds beneficial interests in certain securitization trusts that are considered VIEs. The beneficial interests in these securitization trusts are represented by certificates issued by the trusts. The securitization trusts have been structured as pass-through entities that receive principal and interest payments on the underlying collateral and distribute those payments to the certificate holders, which include both third-party investors and the Company. The certificates held by the Company typically include some or all of the most subordinated tranches. The assets held by the trusts are restricted in that they can only be used to fulfill the obligations of the related trust. In certain cases, the design and structure of the securitization trust is such that the Company effectively retains control of the assets as well as the activities that most significantly impact the economic performance of the trust. In such cases, the Company is determined to be the primary beneficiary, and the Company consolidates the trust and all intercompany transactions are eliminated in consolidation. In cases where the Company does not effectively retain control of the assets of, or have the power to direct the activities that most significantly impact the economic performance of, the related trust, it does not consolidate the trust. See Note 13 for further discussion of the Company's securitization trusts.
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
(U) Leases: The Company accounts for its leases under ASU 842, Leases, "ASC 842," using a right-of-use, or "ROU," model, which recognizes that, at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. For each lease with a term greater than one year the Company recognizes a ROU asset as well as a lease liability, which is included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.
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
(X) Long Term Incentive Plan Units: Long term incentive plan units of the Operating Partnership ("OP LTIP Units") have been issued to certain Ellington personnel dedicated or partially dedicated to the Company, certain of the Company's directors, as well as the Manager. Costs associated with OP LTIP Units issued to dedicated or partially dedicated personnel, or to the Company's directors, are measured as of the grant date based on the Company's closing stock price on the New York Stock Exchange, or the "NYSE," and are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. The vesting periods for OP LTIP Units are typically one year from issuance for non-executive directors, and are typically one year to two years from issuance for dedicated or partially dedicated personnel.
(Y) Non-controlling interests: Non-controlling interests include interests in the Operating Partnership represented by units convertible into shares of the Company's common stock ("Convertible Non-controlling Interests"). Convertible Non-controlling Interests include both the OP LTIP Units and those common units ("OP Units") of the Operating Partnership not held by the Company (collectively, the "Convertible Non-controlling Interest Units"). Non-controlling interests also include the interests of joint venture partners in certain of the Company's consolidated subsidiaries. The joint venture partners' interests are not convertible into shares of the Company's common stock. The Company adjusts the Convertible Non-controlling Interests to align their carrying value with their share of total outstanding Operating Partnership units, including both the OP Units held by the Company and the Convertible Non-controlling Interests. Any such adjustments are reflected in Adjustment to non-controlling interests, on the Consolidated Statement of Changes in Equity. Non-controlling interests also include a minority ownership stake of Longbridge by employees of Longbridge. See Note 18 for further discussion of non-controlling interests.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is more than 50% likely to be realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or its open tax years (2020, 2021, 2022, and 2023). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and its open tax years. The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. The

Company recognizes interest and penalties, if any, related to uncertain tax positions, as income tax expense included in Income tax expense (benefit) on the Consolidated Statement of Operations.
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
(AF) Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") which requires disaggregated information about a reporting entities effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 will be applied on a prospective basis with the option to apply ASU 2023-09 retrospectively. ASU 2023-09 is not expected to have a material impact on the Company's consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures ("ASU 2023-07") which requires incremental disclosures related to an entity's reportable segments, including identifying significant segment expense categories and any multiple measures of segment profit or loss used by the CODM. Additionally, ASU 2023-07 provides further guidance on interim reporting, disclosures required by entities with a single reportable segment, and recasting of previously reported segment information. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 will be applied on a retrospective basis unless it is impracticable to do so. ASU 2023-07 is not expected to have a material impact on the Company's consolidated financial statements.
3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of December 31, 2023 and 2022:
December 31, 2023:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$847,712	$5,512	$853,224
Non-Agency RMBS	—	150,349	155,240	305,589
CMBS	—	31,289	14,143	45,432
CLOs	—	17,539	20,439	37,978
Asset-backed securities, backed by consumer loans	—	—	74,226	74,226
Other ABS	—	—	7,696	7,696
Corporate debt securities	—	—	8,041	8,041
Corporate equity securities	8,834	—	12,294	21,128
U.S. Treasury securities	—	165,063	—	165,063
Loans, at fair value:
Residential mortgage loans	—	—	3,093,912	3,093,912
Commercial mortgage loans	—	—	266,595	266,595
Consumer loans	—	—	1,759	1,759
Corporate loans	—	—	5,819	5,819
Reverse mortgage loans	—	—	8,938,551	8,938,551
Forward MSR-related investments, at fair value	—	—	163,336	163,336
MSRs, at fair value	—	—	29,580	29,580
Servicing asset, at fair value	—	—	1,327	1,327
Loan commitments, at fair value	—	—	2,584	2,584
Investment in unconsolidated entities, at fair value	—	—	116,414	116,414

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	8	8
Credit default swaps on asset-backed indices	—	3,318	—	3,318
Credit default swaps on corporate bonds	—	25	—	25
Credit default swaps on corporate bond indices	—	7,259	—	7,259
Interest rate swaps	—	129,239	—	129,239
Total return swaps	—	—	6	6
TBAs	—	2,182	—	2,182
Warrants	—	1,702	—	1,702
Futures	245	—	—	245
Forwards	—	12	—	12
Total assets	$9,079	$1,355,689	$12,917,482	$14,282,250
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(154,303)	$—	$(154,303)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(32)	—	(32)
Credit default swaps on corporate bonds	—	(225)	—	(225)
Credit default swaps on corporate bond indices	—	(15,894)	—	(15,894)
Interest rate swaps	—	(31,745)	—	(31,745)
TBAs	—	(5,820)	—	(5,820)
Futures	(7,990)	—	—	(7,990)
Forwards	—	(70)	—	(70)
Other secured borrowings, at fair value	—	—	(1,424,668)	(1,424,668)
HMBS-related obligations, at fair value	—	—	(8,423,235)	(8,423,235)
Unsecured borrowings, at fair value	—	—	(272,765)	(272,765)
Total liabilities	$(7,990)	$(208,089)	$(10,120,668)	$(10,336,747)
December 31, 2022:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$961,236	$7,027	$968,263
Non-Agency RMBS	—	129,676	132,502	262,178
CMBS	—	5,604	12,649	18,253
CLOs	—	6,463	24,598	31,061
Asset-backed securities, backed by consumer loans	—	—	73,644	73,644
Corporate debt securities	—	—	7,533	7,533
Corporate equity securities	—	—	11,111	11,111
U.S. Treasury securities	—	87,422	—	87,422
Loans, at fair value:
Residential mortgage loans	—	—	3,115,518	3,115,518
Commercial mortgage loans	—	—	404,324	404,324
Consumer loans	—	—	4,843	4,843
Corporate loans	—	—	4,086	4,086
Reverse mortgage loans	—	—	8,097,237	8,097,237

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
MSRs, at fair value	—	—	8,108	8,108
Servicing asset, at fair value	—	—	999	999
Loan commitments, at fair value	—	—	3,060	3,060
Investment in unconsolidated entities, at fair value	—	—	127,046	127,046
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	76	76
Credit default swaps on asset-backed indices	—	3,366	—	3,366
Credit default swaps on corporate bond indices	—	83	—	83
Interest rate swaps	—	117,022	—	117,022
TBAs	—	7,985	—	7,985
Warrants	—	1,137	—	1,137
Futures	2,772	—	—	2,772
Forwards	—	77	—	77
Total assets	$2,772	$1,320,071	$12,034,361	$13,357,204
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(209,203)	$—	$(209,203)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(33)	—	(33)
Credit default swaps on corporate bonds	—	(259)	—	(259)
Credit default swaps on corporate bond indices	—	(1,513)	—	(1,513)
Interest rate swaps	—	(50,290)	—	(50,290)
TBAs	—	(2,007)	—	(2,007)
Futures	(96)	—	—	(96)
Other secured borrowings, at fair value	—	—	(1,539,881)	(1,539,881)
HMBS-related obligations, at fair value	—	—	(7,787,155)	(7,787,155)
Unsecured borrowings, at fair value	—	—	(191,835)	(191,835)
Total liabilities	$(96)	$(263,305)	$(9,518,871)	$(9,782,272)

The tables below includes a roll-forward of the Company's financial instruments for the years ended December 31, 2023, 2022, and 2021 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Year Ended December 31, 2023

(In thousands)	Beginning Balance as of December 31, 2022	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2023
Assets:
Securities, at fair value:
Agency RMBS	$7,027	$(1,302)	$(650)	$790	$2,877	$(2,490)	$1,262	$(2,002)	$5,512
Non-Agency RMBS	132,502	(140)	972	(7,677)	42,965	(41,378)	39,295	(11,299)	155,240
CMBS	12,649	350	23	(3,589)	3,441	(459)	3,829	(2,101)	14,143
CLOs	24,598	(394)	(8,000)	5,929	18,597	(12,047)	5,443	(13,687)	20,439
Asset-backed securities backed by consumer loans	73,644	(6,134)	(19,547)	3,754	58,212	(35,703)	—	—	74,226
Other ABS	—	40	829	236	7,552	(961)	—	—	7,696
Corporate debt securities	7,533	—	(509)	290	15,639	(14,912)	—	—	8,041
Corporate equity securities	11,111	—	1,071	(1,084)	6,919	(5,723)	—	—	12,294
Loans, at fair value:
Residential mortgage loans	3,115,518	(8,336)	(14,423)	82,245	1,545,037	(1,626,129)	—	—	3,093,912
Commercial mortgage loans	404,324	—	2	(1,666)	149,575	(285,640)	—	—	266,595
Consumer loans	4,843	(805)	(374)	102	678	(2,685)	—	—	1,759
Corporate loan	4,086	—	354	(515)	4,330	(2,436)	—	—	5,819
Reverse mortgage loans(3)	8,097,237	—	(30)	539,872	1,819,452	(1,517,980)	—	—	8,938,551
Forward MSR-related investments, at fair value	—	703	—	(1,288)	177,421	(13,500)	—	—	163,336
MSRs, at fair value(3)	8,108	—	—	21,472	—	—	—	—	29,580
Servicing asset, at fair value	999	—	—	328	—	—	—	—	1,327
Loan commitments, at fair value	3,060	—	—	(476)	—	—	—	—	2,584
Investments in unconsolidated entities, at fair value	127,046	—	(1,320)	465	143,081	(152,858)	—	—	116,414
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	76	—	(664)	596	19	(19)	—	—	8
Total return swaps	—	—	61	6	—	(61)	—	—	6
Total assets, at fair value	$12,034,361	$(16,018)	$(42,205)	$639,790	$3,995,795	$(3,714,981)	$49,829	$(29,089)	$12,917,482
Liabilities:
Other secured borrowings, at fair value	(1,539,881)	(1,088)	—	(51,554)	167,855	—	—	—	(1,424,668)
Unsecured borrowings, at fair value	(191,835)	—	—	146	—	(81,076)	—	—	(272,765)
HMBS-related obligations, at fair value	(7,787,155)	—	—	(451,598)	1,276,496	(1,460,978)	—	—	(8,423,235)
Total liabilities, at fair value	$(9,518,871)	$(1,088)	$—	$(503,006)	$1,444,351	$(1,542,054)	$—	$—	$(10,120,668)
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
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2023, as well as Level 3 financial instruments disposed of by the

Company during the year ended December 31, 2023. For Level 3 financial instruments held by the Company at December 31, 2023, change in net unrealized gain (loss) of $(2.4) million, $623.0 million, $(1.3) million, $21.5 million, $0.3 million, $(0.5) million, $(4.0) million, $6 thousand, $(51.6) million, $0.1 million, and $(451.6) million for the year ended December 31, 2023 relate to securities, loans, Forward MSR-related investments, MSRs, servicing asset, loan commitments, investments in unconsolidated entities, financial derivatives-assets, other secured borrowings, Unsecured borrowings, and HMBS-related obligations, at fair value, respectively.
At December 31, 2023, the Company transferred $29.1 million of assets from Level 3 to Level 2 and $49.8 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
Year Ended December 31, 2022

(In thousands)	Beginning Balance as of December 31, 2021	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2022
Assets:
Securities, at fair value:
Agency RMBS	$9,710	$(1,963)	$(130)	$(1,169)	$3,132	$(1,442)	$3,024	$(4,135)	$7,027
Non-Agency RMBS	134,888	993	37	(13,934)	77,994	(35,522)	13,235	(45,189)	132,502
CMBS	13,134	120	3,050	(2,807)	620	(5,297)	3,829	—	12,649
CLOs	26,678	(1,884)	6,245	(2,825)	—	(13,628)	15,178	(5,166)	24,598
Asset-backed securities backed by consumer loans	73,108	(5,865)	(36)	(11,771)	62,348	(44,140)	—	—	73,644
Corporate debt securities	5,198	—	1,362	(1,514)	13,577	(11,090)	—	—	7,533
Corporate equity securities	7,556	—	880	(456)	5,768	(2,637)	—	—	11,111
Loans, at fair value:
Residential mortgage loans	2,016,228	(13,607)	(18,124)	(335,384)	2,754,030	(1,287,625)	—	—	3,115,518
Commercial mortgage loans	326,197	—	22	(2,156)	428,568	(348,307)	—	—	404,324
Consumer loans	62,365	(3,070)	(2,145)	427	11,948	(64,682)	—	—	4,843
Corporate loan	10,531	—	(1,000)	(46)	3,040	(8,439)	—	—	4,086
Reverse mortgage loans(3)	—	—	(197)	200,741	8,143,368	(246,675)	—	—	8,097,237
MSRs, at fair value(3)	—	—	—	(66)	8,174	—	—	—	8,108
Servicing asset, at fair value	—	—	—	35	964	—	—	—	999
Loan commitments, at fair value	—	—	—	(30)	3,090	—	—	—	3,060
Investments in unconsolidated entities, at fair value	195,643	—	14,712	(78,326)	257,731	(262,714)	—	—	127,046
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	303	—	(855)	615	13	—	—	—	76
Total assets, at fair value	$2,881,539	$(25,276)	$3,821	$(248,666)	$11,774,365	$(2,332,198)	$35,266	$(54,490)	$12,034,361
Liabilities:
Other secured borrowings, at fair value	(984,168)	(802)	—	258,140	312,359	(1,125,410)	—	—	(1,539,881)
Unsecured borrowings, at fair value	—	—	—	18,165	—	(210,000)	—	—	(191,835)
HMBS-related obligations	—	—	—	(162,381)	248,453	(7,873,227)	—	—	(7,787,155)
Total liabilities, at fair value	$(984,168)	$(802)	$—	$113,924	$560,812	$(9,208,637)	$—	$—	$(9,518,871)
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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2022, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2022. For Level 3 financial instruments held by the Company at December 31, 2022, change in net unrealized gain (loss) of $(38.3) million, $(136.1) million, $(66) thousand, $35 thousand, $(30) thousand, $(36.1) million, $0.6 million, $258.1 million, $18.2 million, and $(162.4) million, for the year ended December 31, 2022 relate to securities, loans, MSRs, servicing asset, loan commitments, investments in unconsolidated entities, financial derivatives–assets, other secured borrowings, Unsecured borrowings, and HMBS-related obligations, at fair value, respectively.
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
The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	As of
	December 31, 2023		December 31, 2022
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$228,927	$228,927	$217,053	$217,053
Restricted cash	1,618	1,618	4,816	4,816
Due from brokers	51,884	51,884	36,761	36,761
Reverse repurchase agreements	173,145	173,145	226,444	226,444
Liabilities:
Repurchase agreements	2,967,437	2,967,437	2,609,685	2,609,685
Other secured borrowings	245,827	245,827	276,058	276,058
Due to brokers	62,442	62,442	34,507	34,507
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

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2023:
December 31, 2023:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$83,002	Market Quotes	Non Binding Third-Party Valuation	$0.45	$187.02	$77.42
	72,238	Discounted Cash Flows
	155,240		Yield	3.4%	90.1%	12.9%
			Projected Collateral Prepayments	0.0%	100.0%	38.4%
			Projected Collateral Losses	0.0%	87.1%	11.4%
			Projected Collateral Recoveries	0.0%	85.0%	10.4%
Non-Agency CMBS	8,432	Market Quotes	Non Binding Third-Party Valuation	$4.82	$68.00	$42.75
	5,711	Discounted Cash Flows
	14,143		Yield	6.2%	19.1%	15.6%
			Projected Collateral Losses	—%	71.8%	6.4%
			Projected Collateral Recoveries	28.2%	100.0%	92.1%
CLOs	14,120	Market Quotes	Non Binding Third-Party Valuation	$0.50	$98.14	$77.09
	6,319	Discounted Cash Flows
	20,439		Yield	8.9%	63.5%	19.9%
Agency interest only RMBS	263	Market Quotes	Non Binding Third-Party Valuation	$9.68	$9.68	$9.68
	5,249	Option Adjusted Spread ("OAS")
	5,512		LIBOR OAS(1)	72	3,510	502
			Projected Collateral Prepayments	23.5%	100.0%	63.3%
ABS	$7,696	Market Quotes		$20.50	$72.28	$59.87
	74,226	Discounted Cash Flows
	81,922		Yield	3.8%	35.2%	12.7%
			Projected Collateral Prepayments	0.0%	23.9%	11.8%
			Projected Collateral Losses	0.9%	51.1%	27.7%
Corporate debt and equity	20,335	Discounted Cash Flows	Yield	7.8%	22.7%	14.0%
Performing and re-performing residential mortgage loans	1,435,663	Discounted Cash Flows	Yield	3.4%	37.9%	8.4%
Securitized residential mortgage loans(2)(3)	1,446,394	Market Quotes	Non Binding Third-Party Valuation	$0.76	$100.46	$85.99
	108,974	Discounted Cash Flows
	1,555,368		Yield	—%	17.1%	7.2%
Non-performing residential mortgage loans	102,881	Discounted Cash Flows	Yield	0.3%	52.8%	15.1%
			Recovery Amount	41.0%	239.3%	107.2%
			Months to Resolution	7.0	87.6	20.5
Performing commercial mortgage loans	233,281	Discounted Cash Flows	Yield	10.1%	13.3%	11.7%
Non-performing commercial mortgage loans	33,314	Discounted Cash Flows	Yield	13.4%	17.7%	15.9%
			Recovery Amount	38.0%	129.0%	97.0%
			Months to Resolution	12.0	12.0	12.0

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Consumer loans	1,759	Discounted Cash Flows	Yield	8.8%	14.5%	11.3%
			Projected Collateral Prepayments	0.0%	11.3%	6.2%
			Projected Collateral Losses	0.0%	46.9%	16.7%
Corporate loans	5,819	Discounted Cash Flows	Yield	6.9%	37.2%	15.4%
Reverse Mortgage Loans—HECM	8,591,912	Discounted Cash Flows	Yield	2.2%	6.6%	4.4%
			Conditional Prepayment Rate	1.9%	33.8%	7.4%
Reverse Mortgage Loans—HECM buyouts	17,064	Discounted Cash Flows	Yield	7.7%	14.1%	9.9%
			Months to Resolution	0.3	60.0	24.2
Reverse Mortgage Loans—Proprietary	329,575	Discounted Cash Flows	Yield	7.3%	8.0%	7.5%
			Conditional Prepayment Rate	11.0%	37.1%	15.0%
Forward MSR-related investments	163,336	Discounted Cash Flows	Yield	9.6%	9.6%	9.6%
			Conditional Prepayment Rate	6.2%	6.2%	6.2%
MSRs	29,580	Discounted Cash Flows	Yield	17.4%	17.4%	17.4%
			Conditional Prepayment Rate	10.0%	37.1%	15.3%
Servicing Asset	1,327	Discounted Cash Flows	Yield	15.0%	15.0%	15.0%
Loan Commitments	2,584	Discounted Cash Flows	Pull-through rate	64.2%	100.0%	72.9%
			Cost to originate	3.1%	6.5%	4.9%
Investment in unconsolidated entities—Loan origination entities	32,900	Enterprise Value	Equity Price-to-Book(4)	0.9x	1.4x	1.0x
Investment in unconsolidated entities—Other	82,964	Enterprise Value	Net Asset Value	n/a	n/a	n/a
Investment in unconsolidated entities—Loan origination-related entities	550	Recent Transactions	Transaction Price	n/a	n/a	n/a
	116,414
Total return swaps	$6	Discounted Cash Flows	Yield	—%	—%	—%
Credit default swaps on asset-backed securities	8	Net Discounted Cash Flows	Projected Collateral Prepayments	22.9%	22.9%	22.9%
			Projected Collateral Losses	8.6%	8.6%	8.6%
			Projected Collateral Recoveries	12.3%	12.3%	12.3%
Other secured borrowings, at fair value(2)	(1,424,668)	Market Quotes	Non Binding Third-Party Valuation	$25.27	$100.46	$86.48
			Yield	6.2%	9.7%	7.0%
			Projected Collateral Prepayments	99.6%	100.0%	100.0%
HMBS-related obligations, at fair value	(8,423,235)	Discounted Cash Flows	Yield	2.0%	6.5%	4.3%
			Conditional Prepayment Rate	6.5%	33.8%	7.4%
Unsecured borrowings, at fair value	(272,765)	Market Quotes	Non Binding Third-Party Valuation	$75.50	$96.52	$91.74
(1)Shown in basis points.
(2)Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(3)Includes $16.6 million of non-performing securitized residential mortgage loans.
(4)Represents an estimation of where market participants might value an enterprise on a price-to-book basis. For the range minimum, the range maximum, and the weighted average yield, excludes investments in unconsolidated entities with a total fair value of $2.9 million. Including such investments the weighted average price-to-book ratio was 1.1x.

Third-party non-binding valuations are validated by comparing such valuations to internally generated prices based on the Company's or third-party models and, when available, to recent trading activity in the same or similar instruments.
For those instruments valued using discounted and net discounted cash flows, collateral prepayments, losses, recoveries, and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral's current principal balance. Averages are weighted based on the fair value of the related instrument. In the case of credit default swaps on asset-backed securities, averages are weighted based on each instrument's bond equivalent value. Bond equivalent value represents the investment amount of a corresponding position in the reference obligation, calculated as the difference between the outstanding principal balance of the underlying reference obligation and the fair value, inclusive of accrued interest, of the derivative contract. For those assets valued using the LIBOR Option Adjusted Spread ("LIBOR OAS") valuation methodology, cash flows are projected using the Company's models over multiple interest rate scenarios, and these projected cash flows are then discounted using the LIBOR rates (which are calculated by using an assumed spread over projected SOFR rates) implied by each interest rate scenario. The LIBOR OAS of an asset is then computed as the unique constant yield spread that, when added to all LIBOR rates in each interest rate scenario generated by the model, will equate (a) the expected present value of the projected asset cash flows over all model scenarios to (b) the actual current market price of the asset. LIBOR OAS is therefore model-dependent. Generally speaking, LIBOR OAS measures the additional yield spread over LIBOR that an asset provides at its current market price after taking into account any interest rate options embedded in the asset. The Company considers the expected timeline to resolution in the determination of fair value for its non-performing commercial and residential mortgage loans.
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

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of December 31, 2023 and 2022.
December 31, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$57,987	$252	$58,239	$22	$(4,225)	$54,036	2.58%	2.42%	3.48
20-year fixed-rate mortgages	2,368	114	2,482	—	(404)	2,078	2.29%	1.48%	6.25
30-year fixed-rate mortgages	783,123	(6,744)	776,379	4,313	(38,595)	742,097	4.04%	4.04%	6.61
Adjustable rate mortgages	5,252	568	5,820	—	(690)	5,130	3.81%	2.09%	4.42
Reverse mortgages	36,196	3,928	40,124	34	(2,987)	37,171	5.37%	3.55%	4.76
Interest only securities	n/a	n/a	11,891	1,320	(499)	12,712	1.08%	13.18%	5.36
Non-Agency RMBS	427,431	(139,654)	287,777	11,369	(29,672)	269,474	5.07%	8.96%	4.73
CMBS	74,591	(20,389)	54,202	349	(11,780)	42,771	4.87%	8.93%	4.72
Non-Agency interest only securities	n/a	n/a	35,214	6,212	(2,650)	38,776	0.17%	14.57%	7.46
CLOs	n/a	n/a	44,939	1,873	(8,834)	37,978	2.27%	11.81%	4.46
ABS	16,416	(8,956)	7,460	256	(20)	7,696	7.16%	13.85%	2.49
ABS backed by consumer loans	151,310	(67,159)	84,151	1,577	(11,502)	74,226	12.00%	11.38%	1.50
Corporate debt	30,944	(23,191)	7,753	579	(291)	8,041	—%	—%	1.93
Corporate equity	n/a	n/a	23,066	1,851	(3,789)	21,128	n/a	n/a	n/a
U.S. Treasury securities	212,433	(49,289)	163,144	2,415	(496)	165,063	4.25%	4.01%	7.43
Total Long	1,798,051	(310,520)	1,602,641	32,170	(116,434)	1,518,377	4.95%	5.99%	5.80
Short:
U.S. Treasury securities	$(130,121)	$533	$(129,588)	$2,094	$(619)	$(128,113)	3.47%	3.61%	1.88
European sovereign bonds	(27,159)	(557)	(27,716)	1,526	—	(26,190)	0.01%	0.15%	1.20
Total Short	(157,280)	(24)	(157,304)	3,620	(619)	(154,303)	2.87%	3.00%	1.77
Total	$1,640,771	$(310,544)	$1,445,337	$35,790	$(117,053)	$1,364,074	4.78%	5.71%	5.42
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

The following tables detail weighted average life of the Company's Agency RMBS as of December 31, 2023 and 2022.
December 31, 2023:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$89,649	$89,955	5.39%	$1,541	$1,546	0.57%
Greater than three years and less than seven years	346,074	360,574	4.49%	8,227	7,601	1.77%
Greater than seven years and less than eleven years	404,789	432,515	3.30%	2,676	2,448	1.84%
Greater than eleven years	—	—	—%	268	296	0.68%
Total	$840,512	$883,044	3.99%	$12,712	$11,891	1.08%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of December 31, 2023 and 2022.
December 31, 2023:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$116,076	$117,707	4.41%	$3,885	$4,535	0.10%	$99,770	$114,709	6.02%
Greater than three years and less than seven years	131,314	135,591	7.05%	11,014	11,343	0.28%	106,529	107,727	5.13%
Greater than seven years and less than eleven years	58,741	74,401	5.04%	23,555	19,072	0.15%	86,705	85,011	4.12%
Greater than eleven years	6,114	14,280	0.38%	322	264	1.25%	—	—	—%
Total	$312,245	$341,979	5.04%	$38,776	$35,214	0.17%	$293,004	$307,447	5.40%
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
The following table details the components of interest income by security type for the years ended December 31, 2023, 2022 and 2021:

	Year Ended
(In thousands)	December 31, 2023			December 31, 2022			December 31, 2021
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$41,414	$(4,406)	$37,008	$50,032	$(10,410)	$39,622	$58,495	$(24,642)	$33,853
Non-Agency RMBS and CMBS	29,805	66	29,871	18,887	267	19,154	13,987	3,423	17,410
CLOs	4,375	(666)	3,709	5,963	(1,605)	4,358	10,701	(1,035)	9,666
Other securities(1)	23,678	(6,151)	17,527	20,665	(5,876)	14,789	17,332	(5,538)	11,794
Total	$99,272	$(11,157)	$88,115	$95,547	$(17,624)	$77,923	$100,515	$(27,792)	$72,723
(1)Other securities includes ABS, corporate debt securities, and U.S. Treasury securities.
For the years ended December 31, 2023, 2022, and 2021 the Catch-Up Amortization Adjustment was $(0.1) million, $4.1 million, and $1.3 million, respectively.
The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the years ended December 31, 2023, 2022, and 2021.

(In thousands)	Year Ended December 31, 2023
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$1,394,118	$1,142	$(57,677)	$(56,535)
Non-Agency RMBS and CMBS	131,697	2,993	(1,297)	1,696
CLOs	210	1,547	(171)	1,376
Other securities(3)	1,278,153	6,898	(7,298)	(400)
Total	$2,804,178	$12,580	$(66,443)	$(53,863)
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(31.7) million for the year ended December 31, 2023, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

(In thousands)	Year Ended December 31, 2022
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$1,090,180	$2,159	$(100,959)	$(98,800)
Non-Agency RMBS and CMBS	30,171	6,907	(2,707)	4,200
CLOs	18,259	7,597	(747)	6,850
Other securities(3)	326,008	4,294	(1,661)	2,633
Total	$1,464,618	$20,957	$(106,074)	$(85,117)
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
The following tables present the fair value and gross unrealized losses of our long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost basis, by length of time that such securities have been in an unrealized loss position at December 31, 2023 and 2022.
December 31, 2023:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$125,112	$(730)	$426,834	$(45,854)	$551,946	$(46,584)
Non-Agency RMBS and CMBS	10,301	(200)	14,195	(882)	24,496	(1,082)
CLOs	7,152	(69)	5	—	7,157	(69)
Other securities(1)	15,930	(2,276)	10,958	(2,029)	26,888	(4,305)
Total	$158,495	$(3,275)	$451,992	$(48,765)	$610,487	$(52,040)
(1)Other securities includes ABS and corporate debt and equity securities.
December 31, 2022:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$577,047	$(51,817)	$326,223	$(57,564)	$903,270	$(109,381)
Non-Agency RMBS and CMBS	46,644	(5,205)	26,194	(4,959)	72,838	(10,164)
CLOs	6,035	(466)	12,212	(3,488)	18,247	(3,954)
Other securities(1)	90,523	(2,855)	726	(693)	91,249	(3,548)
Total	$720,249	$(60,343)	$365,355	$(66,704)	$1,085,604	$(127,047)
(1)Other securities includes corporate debt and equity securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of December 31, 2023 and 2022, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $32.6 million and $35.1 million, respectively, related to adverse changes in estimated future cash flows on its securities. Certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such securities; as of December 31, 2023, the estimated credit losses on such securities was $1.1 million.
The Company has determined for certain securities that a portion of such securities cost basis is not collectible. For the years ended December 31, 2023, 2022, and 2021, the Company recognized realized losses on these securities of $(31.7) million, $(6.0) million, and $(3.3) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, corporate, and reverse mortgage loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of December 31, 2023 and 2022:

	As of
(In thousands)	December 31, 2023		December 31, 2022
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$3,305,757	$3,093,912	$3,404,544	$3,115,518
Commercial mortgage loans	281,531	266,595	406,721	404,324
Consumer loans	2,081	1,759	5,190	4,843
Corporate loans	6,379	5,819	4,132	4,086
Reverse mortgage loans	8,568,271	8,938,551	7,788,490	8,097,237
Total	$12,164,019	$12,306,636	$11,609,077	$11,626,008
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
The following table provides details, by loan type, for residential and commercial mortgage and consumer loans that are 90 days or more past due as of December 31, 2023 and 2022:

	As of
	December 31, 2023		December 31, 2022
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$127,685	$120,087	$50,994	$47,022
Commercial mortgage loans	47,736	33,314	17,656	17,583
Consumer loans	94	66	170	145

Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of December 31, 2023 and 2022.
December 31, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$3,305,757	$37,831	$3,343,588	$5,554	$(255,230)	$3,093,912	7.17%	6.77%	4.17
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.555 billion of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $(228.0) million of gross unrealized losses. See Residential Mortgage Loan Securitizations in Note 13 for additional information.
December 31, 2022:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$3,225,997	$43,806	$3,269,803	$2,143	$(327,316)	$2,944,630	6.39%	5.97%	3.57
Residential mortgage loans, held-for-sale	178,547	311	178,858	464	(8,434)	170,888	6.68	6.44	3.99
Total residential mortgage loans	$3,404,544	$44,117	$3,448,661	$2,607	$(335,750)	$3,115,518	6.41%	5.99%	3.59
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.665 billion of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $(291.7) million of gross unrealized losses. See Residential Mortgage Loan Securitizations in Note 13 for additional information.

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of December 31, 2023 and 2022:

Property Location by U.S. State	December 31, 2023	December 31, 2022
California	32.2%	33.2%
Florida	21.4%	17.2%
Texas	9.5%	10.3%
Utah	3.2%	3.4%
Arizona	2.7%	3.1%
Pennsylvania	2.7%	2.3%
Georgia	2.6%	2.6%
North Carolina	2.2%	2.8%
New Jersey	2.1%	1.8%
Illinois	1.8%	1.6%
Washington	1.8%	1.7%
Colorado	1.5%	1.7%
Massachusetts	1.5%	1.9%
Nevada	1.5%	1.8%
Tennessee	1.5%	2.1%
New York	1.2%	1.4%
Oregon	1.2%	1.3%
Ohio	0.9%	1.1%
Maryland	0.8%	1.0%
Other	7.7%	7.7%
	100.0%	100.0%
The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of December 31, 2023 and 2022.

	As of
	December 31, 2023		December 31, 2022
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$4,252	$3,761	$9,903	$8,836
Non-performing	127,085	119,524	49,144	45,110
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. As of December 31, 2023 and 2022, the Company had expected future credit losses related to adverse changes in estimated future cash flows, which it tracks for purposes of calculating interest income, of $17.2 million and $23.7 million, respectively, related to its residential mortgage loans.
As of December 31, 2023 and 2022, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $85.6 million and $27.7 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of December 31, 2023 and 2022:
December 31, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$281,531	$(13,648)	$267,883	$—	$(1,288)	$266,595	11.44%	11.45%	0.79
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $33.3 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of December 31, 2023 and 2022:

Property Location by U.S. State	December 31, 2023	December 31, 2022
Illinois	18.6%	4.6%
Texas	15.6%	13.4%
Florida	13.9%	20.5%
New York	8.9%	9.4%
Arizona	7.5%	9.0%
Oklahoma	6.0%	4.2%
Ohio	5.5%	3.8%
Georgia	5.3%	5.4%
Michigan	4.5%	5.5%
New Jersey	3.8%	6.2%
Connecticut	3.2%	2.2%
North Carolina	2.7%	3.7%
Alabama	2.3%	—%
Louisiana	2.2%	1.5%
Massachusetts	—%	5.5%
New Hampshire	—%	2.2%
Pennsylvania	—%	1.5%
Other	—%	1.4%
	100.0%	100.0%
As of December 31, 2023, the Company had three non-performing commercial mortgage loans with an unpaid principal balance and fair value of $47.7 million and $33.3 million, respectively. As of December 31, 2022, the Company had two non-performing commercial mortgage loans with an unpaid principal balance and fair value of $17.7 million and $17.6 million, respectively.

As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of December 31, 2023 and 2022, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $1.3 million and $2.4 million, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
As of December 31, 2023, the Company had two commercial mortgage loans in the process of foreclosure; such loans had an unpaid principal balance and fair value of $25.9 million and $25.1 million, respectively. The Company did not have any commercial mortgage loans in the process of foreclosure as of December 31, 2022.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of December 31, 2023 and 2022:
December 31, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$2,081	$(120)	$1,961	$127	$(329)	$1,759	0.75	18
(1)Includes $35 thousand of charged-off loans for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of December 31, 2023 and 2022.

Days Past Due	December 31, 2023	December 31, 2022
Current	81.0%	90.3%
30-59 Days	7.9%	4.2%
60-89 Days	6.6%	2.3%
90-119 Days	4.0%	3.1%
>120 Days	0.5%	0.1%
	100.0%	100.0%
During the years ended December 31, 2023, 2022, and 2021, the Company charged off $0.5 million, $3.0 million, and $3.6 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of December 31, 2023 and 2022, the Company held charged-off consumer loans with an aggregate fair value of $35 thousand and $0.2 million, respectively, for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of both December 31, 2023 and 2022, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.3 million and $0.5 million, respectively, on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the years ended December 31,

2023, 2022, and 2021, the Company recognized realized losses on these loans of $(0.8) million, $(2.1) million, and $(1.4) million, respectively.
Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of December 31, 2023 and December 31, 2022:
December 31, 2023:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$6,379	$5,819	10.13%	1.52
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2022:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$4,132	$4,086	5.47%	2.74
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of December 31, 2023, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.6 million; there were no such expected future credit losses as of December 31, 2022.
Reverse Mortgage Loans
The table below details certain information regarding the Company's reverse mortgage loans as of December 31, 2023 and 2022.
December 31, 2023:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans collateralizing HMBS	$8,166,222	$8,506,423	6.82%	5.10
Unsecuritized HECM loans(1)	103,063	102,553	7.15%	6.12
Total reverse mortgage loans, held-for-investment	8,269,285	8,608,976	6.83%	5.11
Reverse mortgage loans, held-for-sale	298,986	329,575	10.67%	16.78
Total reverse mortgage loans	$8,568,271	$8,938,551	6.96%	5.54
(1)Includes unpoolable HECM loans with an unpaid principal balance of $28.0 million.
December 31, 2022:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans collateralizing HMBS	$7,577,139	$7,873,964	5.80%	4.99
Unsecuritized HECM loans	110,911	119,671	6.53%	7.15
Total reverse mortgage loans, held-for-investment	7,688,050	7,993,635	5.81%	5.02
Reverse mortgage loans, held-for-sale	100,440	103,602	10.35%	17.63
Total reverse mortgage loans	$7,788,490	$8,097,237	5.87%	5.18
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
The following table provides details on the Company's unpoolable HECM loans as of December 31, 2023:

(In thousands)	December 31, 2023
Unpoolable HECM Loan Type	Unpaid Principal Balance	Fair Value
ABOs	$8,508	$6,897
NABOs	14,562	10,167
Other HECM loans(1)	4,883	4,908
Total unpoolable HECM loans	$27,953	$21,972
(1)Includes HECM tail loans where the borrower is not in compliance with the terms of the underlying loan.
In March 2023, the Company entered into various agreements including a Master Loan Purchase and Servicing Agreement (the "MLPS Agreement") with a third party (the "MLPS Counterparty"), whereby it agreed to purchase and service HECM Buyout Loans with an unpaid principal balance of $80.1 million that had been previously repurchased from various HMBS pools by a third party HMBS issuer, and simultaneously finance such loans with the MLPS Counterparty. As of December 31, 2023, the Company held HECM Buyout Loans purchased under the MLPS Agreement with a fair value of $8.9 million, which are included in Loans, at fair value on the Consolidated Balance Sheet.
As of December 31, 2023, the Company had $290.4 million in unpaid principal balance of inactive reverse mortgage loans, of which $280.6 million related to HECM loans and the remainder related to proprietary reverse mortgage loans. As of December 31, 2022, the Company had $267.0 million in unpaid principal balance of inactive reverse mortgage loans, of which $265.9 million related to HECM loans and the remainder related to proprietary reverse mortgage loans.

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's reverse mortgage loans as a percentage of total outstanding unpaid principal balance, as of December 31, 2023 and December 31, 2022.

Property Location by U.S. State	December 31, 2023	December 31, 2022
California	28.7%	31.5%
Florida	8.8%	9.1%
Colorado	7.1%	6.4%
Arizona	6.3%	5.7%
Washington	5.3%	4.9%
Utah	5.0%	4.5%
Texas	4.8%	4.0%
Oregon	3.0%	2.8%
Idaho	2.7%	2.3%
Massachusetts	2.4%	2.4%
New York	2.2%	2.2%
Nevada	2.1%	2.1%
North Carolina	2.1%	1.9%
Virginia	1.6%	1.7%
Georgia	1.6%	1.3%
Ohio	1.5%	1.5%
South Carolina	1.4%	1.4%
New Jersey	1.3%	1.4%
Tennessee	1.3%	1.1%
Maryland	1.1%	1.4%
Pennsylvania	1.1%	1.2%
Other	8.6%	9.2%
	100.0%	100.0%
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
Additionally, on July 1, 2023, the Company, through Longbridge, assumed the role as servicer for various private label securitization trusts collateralized by either proprietary reverse mortgage loans or HECM buyout loans. Longbridge was appointed servicer through the bankruptcy proceedings of the previous servicer, and the Company assumed the rights and obligations of servicing such loans. Such MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.1 billion on July 1, 2023. For the year ended December 31, 2023, the Company recognized a change in unrealized gain (loss) of $23.9 million related to the Reverse MSRs it assumed which is included in Other, net on the Consolidated Statement of Operations.
As of December 31, 2023, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.8 billion, and the fair value of such Reverse MSRs was $29.6 million. As of December 31, 2022, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $774.6 million, and the fair value of such Reverse MSRs was $8.1 million.
The fair value of the Company's MSRs is driven by the net cash flows associated with servicing activities, which include contractually specified servicing fees, late fees, and other ancillary servicing revenue. The Company recognized a gain of $21.2 million and $0.4 million related to its Reverse MSRs for the years ended December 31, 2023 and 2022, respectively, which is included in Other (net) on the Consolidated Statement of Operations. The Company did not hold any MSRs prior the completion of the Longbridge Transaction on October 3, 2022.

7. Forward MSR-related Investments
The Company does not hold the requisite licenses to purchase or hold MSRs on forward mortgage loans, or "Forward MSRs," directly. The Company, through certain of its subsidiaries acquired through the Arlington Merger, is party to various agreements (the "Forward MSR Agreements") with a licensed, government-sponsored enterprise ("GSE") approved residential mortgage loan servicer (the "Forward MSR Master Servicer") that enable the Company to participate in the economic returns of a portfolio of Forward MSRs (the "Forward MSR-related investments"). Under the Forward MSR Agreements, MSRs are purchased by the Forward MSR Master Servicer (the "Underlying Forward MSRs") with funding obtained through financing transactions with the Company. Under the terms of the Forward MSR Agreements, for an MSR acquired by the Forward MSR Master Servicer, the Company: (i) purchases the excess servicing spread from the Forward MSR Master Servicer, which entitles the Company to monthly distributions of the servicing fees collected by the Forward MSR Master Servicer in excess of 12.5 basis points per annum (the "Excess Servicing Spread"), and (ii) enters into an agreement with the parent of the Forward MSR Master Servicer (the "Base MSR Counterparty") that references the Underlying Forward MSRs (the "Base MSR Agreement").
Pursuant to the Base MSR Agreement, the Company is entitled to receive an amount generally equivalent to the excess of servicing proceeds (which may include servicing fee revenue, income generated on escrow balances, and reimbursements for previously made servicing advances) over the sum of the Excess Servicing Spread and the actual costs of servicing (including amounts paid for servicing advances, master and subservicing fees, and other costs and expenses). To the extent that servicing proceeds are less than the sum of servicing costs and the Excess Servicing Spread (which would typically result from high levels of servicing advances), the Company is obligated to pay the equivalent of such deficit to the Base MSR Counterparty.
Upon a sale of any of the Underlying Forward MSRs, the Forward MSR Agreements also entitle the Company to distributions of the corresponding sale proceeds.
Under certain circumstances, the Company can direct the Forward MSR Master Servicer to finance all or some of the Underlying Forward MSRs, alongside other similar MSRs that the Forward MSR Master Servicer oversees on behalf of third parties unrelated to the Company. Proceeds from such financing are distributed to the Company and must be repaid by the Company upon repayment of corresponding financing by the Forward MSR Master Servicer. As of December 31, 2023, the fair value of the Forward MSR-related investments takes into account the MSR Master Servicer's $13.5 million of outstanding borrowings for the benefit of the Company which were secured by the Underlying Forward MSRs.
The Company has elected the FVO for its investments under the Forward MSR Agreements which are reflected in Forward MSR-related investments, at fair value, on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Other, net.
As of December 31, 2023, the fair value of the Company’s investments in Forward MSR-related investments was $163.3 million. The following table presents activity related to Company’s investments in Forward MSR-related investments for the period from the effective date of the Arlington Merger to December 31, 2023:

(In thousands)	Year Ended December 31, 2023
Forward MSR-related investments, at fair value, beginning balance	$177,421
Capital investments	—
Capital distributions	(13,500)
Accretion of interest income	703
Change in unrealized gain (loss)	(1,288)
Forward MSR-related investments, at fair value, ending balance	$163,336
8. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of December 31, 2023 and 2022, the Company's investments in unconsolidated entities had an aggregate fair value of $116.4 million and $127.0 million, respectively, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the years ended December 31, 2023, 2022, and 2021, the Company recognized $(0.9) million, $(63.6) million, and $58.1 million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Consolidated Statement of Operations. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of December 31, 2023 and 2022, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $87.8 million and $82.4 million, respectively.
The following table provides details about the Company's investments in unconsolidated entities as of December 31, 2023 and 2022:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	December 31, 2023	December 31, 2022
Loan Originators:
LendSure Mortgage Corp.(1)(2)	Common shares	49.9%	49.9%
Other(1)	Various	45.0%–50.0%	24.7%–80.0%
Co-investments with Ellington affiliate(s)(1):
Elizon DB 2015-1 LLC(3)(4)	Membership Interest	30.4%	14.6%
Elizon NM CRE 2020-1 LLC(3)(5)	Membership Interest	11.5%	20.2%
Elizon CH CRE 2021-1 LLC(3)(6)	Membership Interest	29.2%	34.2%
Elizon NAT CRE 2021-1 LLC(3)(7)	Membership Interest	—%	15.5%
Equity investments in securitization-related vehicles, including risk retention vehicles(8)	Membership Interest	24.6%–84.5%	24.6%–84.5%
Other:
Jepson Holdings Limited(1)(3)	Membership Interest	7.9%	1.9%
Other(1)(3)(9)	Various	6.1%–79.0%	9.9%–79.0%
(1)See Note 16 for additional details on the Company's related party transactions.
(2)Excludes investment in equity interests convertible into non-voting common shares; including such interests the Company's additional non-voting stake in the entity was 13.8% as of both December 31, 2023 and 2022. See Note 16 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(4)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 60.0% and 62.4% as of December 31, 2023 and 2022, respectively.
(5)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 74.1% and 54.2% as of December 31, 2023 and 2022, respectively.
(6)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 52.1% and 57.4% as of December 31, 2023 and 2022, respectively.
(7)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 66.6% as of December 31, 2022.
(8)Includes interests in Consumer Risk Retention Vehicles, as defined in Note 13—Participation in Multi-Seller Consumer Loan Securitizations, and Participated Risk Retention Vehicle and Residential Loan JV, as defined in Note 13—Residential Mortgage Loan Securitizations. The Company has evaluated these entities and determined that they do not meet the definition of a VIE. The Company evaluated its interest in the entity under the voting interest model outlined in ASC 810, and has determined that the Company does not control these entities. As a result, the Company has not consolidated the entity. See Note 13 for additional details on the Company's securitization transactions.
(9)Includes interest in warehouse facilities; see Note 16—Participation in CLO Transactions, for additional details.

The following table(1) provides a summary of the combined financial position of the unconsolidated entities in which the Company has an investment, excluding LendSure, as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(In thousands)
Assets
Investments in securities, loans, and REO(2)	$1,143,198	$938,395
Other assets	67,595	183,312
Total assets	$1,210,793	$1,121,707
Liabilities
Borrowings	$986,828	$779,932
Other liabilities	28,819	104,805
Total liabilities	1,015,647	884,737
Equity	195,146	236,970
Total liabilities and equity	$1,210,793	$1,121,707
(1)LendSure's financial information has been excluded as they were considered significant pursuant to Regulation S-X for certain of the periods shown in these Notes to Consolidated Financial Statements.
(2)Includes investments carried at the lower of cost or fair value as well as investments where the unconsolidated entity has elected the FVO.
The following table(1) provides a summary of the combined results of operations of the unconsolidated entities, in which the Company has an investment, excluding LendSure and Longbridge, for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net Interest Income (Expense)
Interest income	$139,340	$63,985	$53,400
Interest expense	(76,129)	(22,514)	(5,078)
Total net interest income (expense)	63,211	41,471	48,322
Other Income (Loss)
Realized and unrealized gains (losses) on securities, loans, REO, and secured borrowings, at fair value, net	(39,215)	(35,527)	(35,814)
Other, net	29,099	33,839	12,304
Total other income (loss)	(10,116)	(1,688)	(23,510)
Total expenses	53,230	44,317	16,330
Net Income (Loss)	$(135)	$(4,534)	$8,482
(1)Longbridge's and LendSure's financial information has been excluded as they were considered significant (in the case of Longbridge, prior to consolidation as a result of the Longbridge Transaction) pursuant to Regulation S-X for certain of the periods shown.

9. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the years ended December 31, 2023, 2022, and 2021:

	Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
	Number of Properties	Carrying Value	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)		(In thousands)
Beginning Balance (December 31, 2022, 2021, and 2020, respectively)	97	$28,403	7	$24,681	13	$23,598
Transfers from mortgage loans	104	35,223	18	3,128	7	14,033
REO obtained at closing of Longbridge Transaction	—	—	85	8,511	—	—
Capital expenditures and other adjustments to cost		800		342		2,209
Adjustments to record at the lower of cost or fair value		(2,875)		(651)		(2,697)
Dispositions	(120)	(39,466)	(13)	(7,608)	(13)	(12,462)
Ending Balance (December 31, 2023, 2022, and 2021, respectively)	81	$22,085	97	$28,403	7	$24,681
During the year ended December 31, 2023, the Company sold 120 REO properties, realizing a net gain (loss) of approximately $(5.2) million. During the year ended December 31, 2022, the Company sold 13 REO properties, realizing a net gain (loss) of approximately $0.5 million. During the year ended December 31, 2021, the Company sold 13 REO properties, realizing a net gain (loss) of approximately $1.7 million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Consolidated Statement of Operations. As of both December 31, 2023 and 2022, all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $16.8 million and $20.6 million, were measured at fair value on a non-recurring basis as of December 31, 2023 and 2022, respectively.

10. Financial Derivatives
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
The following table details the fair value of the Company's holdings of financial derivatives as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$2,182	$—
TBA securities sale contracts	—	7,985
Fixed payer interest rate swaps	101,881	116,768
Fixed receiver interest rate swaps	27,358	254
Credit default swaps on asset-backed securities	8	76
Credit default swaps on asset-backed indices	3,318	3,366
Credit default swaps on corporate bonds	25	—
Credit default swaps on corporate bond indices	7,259	83
Total return swaps	6	—
Futures	245	2,772
Forwards	12	77
Warrants	1,702	1,137
Total financial derivatives–assets, at fair value	143,996	132,518
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	—	(2,007)
TBA securities sale contracts	(5,820)	—
Fixed payer interest rate swaps	(17,944)	(1,408)
Fixed receiver interest rate swaps	(13,801)	(48,882)
Credit default swaps on asset-backed indices	(32)	(33)
Credit default swaps on corporate bonds	(225)	(259)
Credit default swaps on corporate bond indices	(15,894)	(1,513)
Futures	(7,990)	(96)
Forwards	(70)	—
Total financial derivatives–liabilities, at fair value	(61,776)	(54,198)
Total	$82,220	$78,320

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of December 31, 2023 and 2022:
December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$629,547	$9,097	3.18%	5.41%	0.61
2025	412,701	6,304	3.69	5.06	1.66
2026	189,287	(573)	4.13	5.39	2.66
2027	174,841	8,970	4.04	5.04	3.35
2028	650,990	7,516	3.48	5.38	4.54
2029	53,011	4,378	2.19	5.38	5.32
2030	150,817	1,122	3.50	5.39	6.59
2031	157,766	24,131	1.51	5.38	7.46
2032	181,867	11,069	2.80	5.38	8.56
2033	437,619	6,960	3.40	5.38	9.42
2035	500	132	0.78	5.33	11.81
2036	1,102	280	1.19	5.38	12.13
2037	45,000	3,780	2.81	5.38	13.66
2038	32,500	(1,727)	4.01	5.39	14.67
2040	500	165	0.90	5.33	16.82
2049	5,729	845	2.63	5.38	25.02
2050	500	207	0.98	5.33	26.82
2052	5,000	1,281	2.07	5.38	28.27
Total	$3,129,277	$83,937	3.34%	5.33%	4.68

December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$664,398	$13,576	0.64%	4.51%	0.38
2024	817,850	17,326	3.03	4.35	1.55
2025	382,793	11,747	2.89	4.32	2.51
2026	100	12	0.79	4.41	3.58
2027	264,500	8,218	3.01	4.30	4.53
2028	114,119	14,230	1.44	4.37	5.49
2029	54,428	4,485	2.45	4.65	6.31
2030	68,300	5,763	2.30	4.36	7.39
2031	161,009	23,799	1.71	4.48	8.46
2032	236,277	10,161	2.98	4.30	9.63
2035	500	142	0.78	4.33	12.81
2036	1,100	267	1.45	4.67	13.13
2037	45,000	3,578	2.81	4.30	14.66
2040	500	171	0.90	4.33	17.82
2049	5,796	630	2.89	3.74	26.02
2050	500	203	0.98	4.33	27.82
2052	5,000	1,052	2.07	4.30	29.27
Total	$2,822,170	$115,360	2.27%	4.39%	3.47
The following tables provide information about the Company's fixed receiver interest rate swaps as of December 31, 2023 and 2022:
December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$427,234	$(578)	5.40%	5.17%	0.24
2025	143,183	67	5.38	4.87	1.23
2026	461,658	(8,399)	5.39	3.58	2.28
2027	36,591	30	5.39	3.68	3.90
2028	464,799	13,357	5.39	4.33	4.64
2030	67,000	1,737	5.39	3.97	6.77
2033	198,265	7,701	5.39	3.96	9.88
2035	500	(137)	5.38	0.74	11.81
2038	36,300	131	5.39	3.54	14.98
2040	500	(173)	5.38	0.84	16.82
2050	500	(220)	5.38	0.90	26.82
2053	$22,800	$41	5.39	3.33	29.99
Total	$1,859,330	$13,557	5.39%	4.28%	3.93

December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$41,407	$(84)	4.74%	2.00%	0.22
2024	818,037	(25,569)	4.27	2.39	1.40
2025	328,775	(5,468)	4.30	3.48	2.84
2026	215,852	(11,312)	4.32	2.26	3.25
2027	311,007	(1,067)	4.30	3.67	4.89
2032	59,155	(4,596)	4.30	2.58	9.58
2035	500	(145)	4.30	0.74	12.81
2040	500	(175)	4.30	0.84	17.82
2050	500	(212)	4.30	0.90	27.82
Total	$1,775,733	$(48,628)	4.30%	2.79%	2.76
Credit Default Swaps
The following table provides information about the Company's credit default swaps as of December 31, 2023 and 2022:

	As of
	December 31, 2023			December 31, 2022
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$230	$12	13.99	$253	$4	14.99
Credit default swaps on corporate bonds	2,000	25	1.97	—	—	—
Credit default swaps on corporate bond indices	149,000	7,259	4.47	2,037	40	0.97
Short:
Credit default swaps on asset-backed securities	(45)	8	11.74	(220)	76	12.61
Credit default swaps on asset-backed indices	(42,101)	3,306	35.11	(58,004)	3,362	35.70
Credit default swaps on corporate bond indices	—	—	—	(1,498)	43	0.97
Liability:
Long:
Credit default swaps on asset-backed indices	60	(32)	25.22	65	(33)	26.48
Short:
Credit default swaps on corporate bonds	(13,000)	(225)	3.47	(16,400)	(259)	4.06
Credit default swaps on corporate bond indices	(537,299)	(15,894)	4.84	(165,006)	(1,513)	4.94
	$(441,155)	$(5,541)	7.81	$(238,773)	$1,720	12.35
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of December 31, 2023 and 2022:

	As of
	December 31, 2023			December 31, 2022
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Long Contracts:
U.S. Treasury futures	$1,900	$245	2.63	$—	$—	—
Short Contracts:
U.S. Treasury futures	—	—	—	(267,300)	2,772	2.70
Liabilities:
Long Contracts:
U.S. Treasury futures	—	—	—	1,900	(65)	2.70
Short Contracts:
U.S. Treasury futures	(313,100)	(7,990)	2.21	(49,800)	(31)	3.00
Total, net	$(311,200)	$(7,745)	2.21	$(315,200)	$2,676	2.75
Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	202	$1,702	5.66	3,105	$1,137	0.77
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

As of December 31, 2023 and 2022, the Company had outstanding TBA purchase and sale contracts as follows:

	December 31, 2023				December 31, 2022
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$375,154	$362,129	$364,311	$2,182	$—	$—	$—	$—
Liabilities	—	—	—	—	163,127	157,096	155,089	(2,007)
	375,154	362,129	364,311	2,182	163,127	157,096	155,089	(2,007)
Sale contracts:
Assets	—	—	—	—	(691,568)	(652,049)	(644,064)	7,985
Liabilities	(433,098)	(392,730)	(398,550)	(5,820)	—	—	—	—
	(433,098)	(392,730)	(398,550)	(5,820)	(691,568)	(652,049)	(644,064)	7,985
Total TBA securities, net	$(57,944)	$(30,601)	$(34,239)	$(3,638)	$(528,441)	$(494,953)	$(488,975)	$5,978
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
Gains and losses on the Company's derivative contracts for the years ended December 31, 2023, 2022, and 2021 are summarized in the tables below:

		Year Ended December 31, 2023
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives(1)	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(2)
(In thousands)
Interest rate swaps	Interest Rate	$24,713	$(1,037)	$23,676	$22,806	$(19,601)	$3,205
Credit default swaps on asset-backed securities	Credit		(665)	(665)		596	596
Credit default swaps on asset-backed indices	Credit		(1,332)	(1,332)		1,873	1,873
Credit default swaps on corporate bond indices	Credit		(4,891)	(4,891)		(1,092)	(1,092)
Credit default swaps on corporate bonds	Credit		(55)	(55)		(29)	(29)
Total return swaps	Equity Market/Credit		55	55		6	6
TBAs	Interest Rate		18,195	18,195		(9,616)	(9,616)
Futures	Interest Rate/Currency		5,847	5,847		(10,421)	(10,421)
Forwards	Currency		(468)	(468)		(136)	(136)
Warrants	Credit		(312)	(312)		566	566
Total		$24,713	$15,337	$40,050	$22,806	$(37,854)	$(15,048)
(1)Includes realized gain/(loss) on transactions involving foreign-currency-denominated financial derivatives in the amount of $(4) thousand for the year ended December 31, 2023, which is included on the Consolidated Statement of Operations in Other, net.
(2)Includes foreign currency remeasurement on financial derivatives in the amount of $12 thousand for the year ended December 31, 2023, which is included on the Consolidated Statement of Operations in Other, net.

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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2023 and 2022:

Derivative Type	Year Ended December 31, 2023	Year Ended December 31, 2022
(In thousands)
Interest rate swaps	$4,309,089	$3,292,243
TBAs	603,206	796,003
Credit default swaps	497,857	130,819
Futures	246,669	186,446
Forwards	15,567	13,676
Warrants	1,926	3,378
Total return swaps	875	688
Options	—	13,846
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of December 31, 2023 and 2022, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at December 31, 2023 and 2022 are summarized below:

Credit Derivatives	December 31, 2023	December 31, 2022
(In thousands)
Fair Value of Written Credit Derivatives, Net	$7,264	$11
Notional Value of Written Credit Derivatives(1)	151,290	2,355
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of December 31, 2023, the implied credit spread on the Company's outstanding written credit derivative ranged between 51 and 438 basis points; as of December 31, 2022, implied credit spread on the Company's written credit derivative was 310 basis points. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(32) thousand and $(33) thousand as of December 31, 2023 and 2022, respectively. Estimated points up front on these contracts as of December 31, 2023 was 46.3 and as of December 31, 2022 ranged between 46.3 and 88.8. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of December 31, 2023 and 2022 was $(1.6) million and $0.8 million, respectively.
11. Other Assets
The following table provides additional details of the Company's assets included in Other assets on the Consolidated Balance Sheet at December 31, 2023 and 2022.

Other Assets	December 31, 2023	December 31, 2022
(In thousands)
Receivables and claims related to reverse mortgage loans repurchased from HMBS(1)	$48,468	54,357
Prepaid expenses and deferred offering costs	11,602	7,541
Accounts receivable	3,755	2,418
Leases—right of use assets(2)	3,279	3,838
Prepaid scheduled draws on reverse mortgage loans and amounts due from sub-servicer	2,800	2,105
Intangible assets	2,673	3,275
Servicing asset, at fair value(3)	1,327	999
Property and equipment(4)	1,110	1,406
Certificates of deposit, security deposits, and escrow cash	1,043	460
Other	1,042	392
	$77,099	$76,791
(1)Represents receivables from third-parties and claims to HUD related to loans repurchased from HMBS. See Note 13, Issuance of HMBS for discussion on the maximum claim amount related to reverse mortgage loans in HMBS.
(2)See Note 24 for additional details on the Company's leases and ROU assets.
(3)See Note 13 for details on the Servicing asset.
(4)Net of accumulated depreciation.

On October 3, 2022, the Company completed the Longbridge Transaction as discussed in Note 25. In connection with the Longbridge Transaction, the Company identified and recognized various intangible assets. The following table details the Company's intangible assets as of December 31, 2023 and 2022.

	December 31, 2023				December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(In thousands)			(In months)	(In thousands)			(In months)
Intangible Asset:
Internally developed software	$1,400	$(583)	$817	36	$1,400	$(116)	$1,284	36
Trademarks/trade names	1,200	—	1,200	Indefinite	1,200	—	1,200	Indefinite
Customer relationships	700	(44)	656	240	700	(9)	691	240
Non-compete agreements	200	(200)	—	6	200	(100)	100	6
Total identified intangible assets	$3,500	$(827)	$2,673		$3,500	$(225)	$3,275
The following table summarizes changes in the net carrying value of the Company's intangible assets for the years ended December 31, 2023 and 2022.

	Year Ended December 31, 2023
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Non-Compete Agreements	Total
Net carrying value of intangible assets—Beginning Balance (December 31, 2022)	$1,284	$1,200	$691	$100	$3,275
Accumulated Amortization	(467)	—	(35)	(100)	(602)
Net carrying value of intangible assets—Ending Balance (December 31, 2023)	$817	$1,200	$656	$—	$2,673

	Year Ended December 31, 2022
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Non-Compete Agreements	Total
Net carrying value of intangible assets—Beginning Balance (December 31, 2021)	$—	$—	$—	$—	$—
Intangible assets acquired from Longbridge Transaction	1,400	1,200	700	200	3,500
Accumulated Amortization	(116)	—	(9)	(100)	(225)
Net carrying value of intangible assets—Ending Balance (December 31, 2022)	$1,284	$1,200	$691	$100	$3,275
The following table summarizes the Company's estimated future amortization expense on its intangible assets.

(In thousands)	December 31, 2023
2024	$502
2025	385
2026	35
2027	35
2028	35
Thereafter	481
Total	$1,473

12. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Consolidated Balance Sheet as of December 31, 2023 and 2022. See Note 13 and Note 16 for additional information on the Company's consolidated VIEs.

(In thousands)	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$178	$2,444
Securities, at fair value	74,226	73,644
Loans, at fair value	3,342,478	3,524,685
Forward MSR-related investments, at fair value	82,273	—
Investments in unconsolidated entities, at fair value	63,701	68,574
Real estate owned	16,100	21,121
Investment related receivables	19,929	21,893
Other assets	469	1,577
Total Assets	$3,599,354	$3,713,938
Liabilities
Repurchase agreements	$1,244,401	$1,333,098
Other secured borrowings	25,787	37,812
Other secured borrowings, at fair value	1,424,668	1,539,881
Interest payable	1,879	2,012
Accrued expenses and other liabilities	451	1,460
Total Liabilities	2,697,186	2,914,263
Total Stockholders' Equity	897,303	789,625
Non-controlling interests	4,865	10,050
Total Equity	902,168	799,675
Total Liabilities and Equity	$3,599,354	$3,713,938
13. Securitization Transactions
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of December 31, 2023 and 2022, the fair value of the Company's investment in the notes issued by the CLO Issuers was $5.1 million and $11.3 million, respectively.
See Note 16 for further details on the Company's participation in CLO transactions.
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
The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Consolidated Balance Sheet as of December 31, 2023 and 2022:

(In thousands)	December 31, 2023	December 31, 2022
Assets:
Loans, at fair value	$1,555,371	$1,665,070
Investment related receivables	1,884	4,464
Liabilities:
Other secured borrowings, at fair value	1,424,668	1,539,881
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
The following table provides details on outstanding non-consolidated residential mortgage loan securitizations in which the Company has participated:

Issuing Entity	Closing Date	Principal Balance of Loans Sold By the Company	Principal Balance of Loans Sold By the Non-QM Co-Participants	Total Face Amount of Certificates Issued(1)
		(In thousands)
EFMT 2022-4	12/22	$309,998	$55,264	$365,262
EFMT 2023-1	2/23	176,218	154,149	330,367
In order to comply with the Risk Retention Rules, the Participated Risk Retention Vehicle purchased a percentage of each of the classes of Certificates issued by the respective Issuing Entities. The aggregate fair value of the Company's ownership interests in the Residential Loan JV, and respective series of both the Participated Risk Retention Vehicle and Sponsor, was $8.7 million and $2.6 million as of December 31, 2023 and 2022, respectively. Such interests are included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. In addition, the Company and the non-QM Co-Participants have also purchased directly certain of the Certificates issued by the non-consolidated Issuing Entities. As of December 31, 2023 and 2022, the fair value of the Company's investment in such Certificates was $33.0 million and $37.6 million, respectively, and is included on the Consolidated Balance Sheet in Securities, at fair value.
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

Securitization Closing	UPB of Loans Sold to Consumer Securitization Issuer	% Contributed by the Company	Principal Amount of Notes Issued(1)	% Ownership of Consumer Risk Retention Vehicle
	(In thousands)		(In thousands)
November 2020	$205,088	56.3%	$193,650	56.3%
March 2022(2)	193,450	24.7%	400,000	24.6%
(1)Total principal amount of notes issued by the Consumer Securitization Issuer pursuant to the securitization.
(2)UPB of loans sold to the Consumer Securitization Issuer represent the UPB of consumer loans sold by the Company and the Consumer Co-Participants. Such amount excludes $227.6 million of UPB of consumer loans sold to the Consumer Securitization Issuer by a third-party.
As shown in the above table, pursuant to each of the securitizations, the respective Consumer Securitization Issuer issued senior and subordinated notes. Trust certificates representing beneficial ownership of each of the Consumer Securitization Issuers were also issued. In connection with each transaction, through a jointly owned newly formed entity (each a "Consumer Risk Retention Vehicle"), the Company and the Consumer Co-Participants acquired certain of the subordinated notes as well as the trust certificates in the respective Consumer Securitization Issuer. As of December 31, 2023 and 2022, the Company's total interest in the Consumer Risk Retention Vehicles, for which the Company has elected the FVO, was $2.4 million and $9.7 million, respectively. The fair value of the Consumer Risk Retention Vehicles is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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
Issuance of HMBS
Longbridge is approved as a Title II, non-supervised direct endorsement mortgagee with HUD. Longbridge is also an approved issuer of HMBS whereby it pools HECM loans and issues HMBS securities which are sold to third-parties with only the servicing rights retained. As discussed in Note 5, HMBS are structured whereby the HMBS issuer is required to repurchase loans whenever the outstanding principal balance of such loan reaches the MCA. In accordance with ASC 860-10, the transfer of the loans to the HMBS securitization vehicle does not qualify as a sale as the Company has not surrendered control over transferred financial assets. As a result, the transfer of the loans is accounted for as secured borrowings for which the Company has elected the FVO. Such secured borrowings are included in HMBS-related obligations, at fair value, and the related collateral is included as a component of Loans, at fair value, on the Consolidated Balance Sheet. The Company recognizes interest expense on such HMBS-related obligations based on the stated coupon rate of the respective HMBS. Interest expense and changes in fair value are recorded in net change related to HMBS obligations, at fair value on the Consolidated Statement of Operations. During the years ended December 31, 2023 and 2022, the Company pooled HECM loans with an unpaid principal balance of $1.39 billion and $408.2 million, respectively, into HMBS. As of December 31, 2023, the Company was servicing 974 pools of HMBS with an unpaid principal balance of $8.2 billion. As of December 31, 2022, the Company was servicing 832 pools of HMBS with an unpaid principal balance of $7.6 billion.
The Company has entered into a Collaboration and Transfer Agreement, or the "HECM CT Agreement" with a third party. Pursuant to the HECM CT Agreement, the Company purchased HECM loans and the associated MSR from the third party and securitized such loans into HMBS. While the Company is the legal owner and servicer of the HMBS, under the HECM CT Agreement, the third party receives a portion of the cash flows generated from the HMBS. The Company retains a base participation fee, along with the right to premiums on subsequent HECM tail securitizations. Additionally, in the event Company is required to repurchase a loan from the HMBS pool, there is a put option repurchase guarantee from the third-party whereby they are required to repurchase such HECM loans from the Company. The Company recognizes the amount due to/from the third party under the HECM CT Agreement as an asset or a liability (the "Servicing Asset" or "Servicing Liability") which is included in Accrued expenses and other liabilities or Other Assets on the Consolidated Balance Sheet. The Company has elected the FVO on its Servicing Asset/Liability and changes in value are included in Other Income (Loss). As of December 31, 2023 and 2022, the Company has a servicing asset related to the HECM CT Agreement of $1.3 million and $1.0 million, respectively, which is included in Other Assets on the Consolidated Balance Sheet.
During the year ended December 31, 2023, the Company repurchased HECM loans from HMBS pools with an unpaid principal balance of $756.6 million largely consisting of loans subject to the MCA requirement, of which $736.8 million was subsequently transferred to a third party in accordance with the HECM CT Agreement. Subsequent to the Longbridge Transaction through December 31, 2022, the Company repurchased HECM loans from HMBS pools with an unpaid principal balance of $121.9 million largely consisting of loans subject to the MCA requirement, of which $121.0 million was subsequently transferred to a third party in accordance with the HECM CT Agreement.
14. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, Other secured borrowings, at fair value, and HMBS-related obligations, at fair value. As of December 31, 2023 and 2022, the Company's total secured borrowings were $13.1 billion and $12.2 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 26 counterparties as of both December 31, 2023 and 2022.

As of December 31, 2023, remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 513 days. Interest rates on the Company's open repurchase agreements ranged from 4.81% to 8.68% as of December 31, 2023. As of December 31, 2022, remaining days to maturity on the Company's open repurchase agreements ranged from 3 days to 263 days. Interest rates on the Company's open repurchase agreements ranged from 0.63% to 7.97% as of December 31, 2022.
The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS, credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), reverse mortgage loans, and U.S. Treasury securities by remaining maturity as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$1,076,710	5.55%	17	$668,924	4.09%	14
31-60 Days	15,786	5.81%	49	91,048	2.32%	45
61-90 Days	914	6.16%	72	158,782	3.96%	73
91-120 Days	—	—%	—	4,751	5.20%	118
121-150 Days	—	—%	—	16,148	4.76%	131
151-180 Days	1,931	6.23%	159	—	—%	—
Total Agency RMBS	1,095,341	5.55%	18	939,653	3.91%	29
Credit Assets:
30 Days or Less	124,617	6.80%	22	462,284	6.40%	7
31-60 Days	136,434	7.03%	41	119,619	6.00%	48
61-90 Days	82,992	6.85%	74	119,471	6.13%	77
91-120 Days	290,215	7.36%	116	358,010	6.30%	116
121-150 Days	—	—%	—	142,939	7.12%	144
151-180 Days	5,980	6.68%	161	6,981	6.72%	156
181-364 Days	867,983	7.61%	268	391,381	6.74%	240
> 364 Days	58,631	8.61%	513	—	—%	—
Total Credit Assets	1,566,852	7.44%	199	1,600,685	6.48%	110
Reverse Mortgage Loans:
181-364 Days	150,228	7.97%	282	—	—%	—
Total Reverse Mortgage Loans	150,228	7.97%	282	—	—%	—
U.S. Treasury Securities:
30 Days or Less	155,016	5.51%	2	69,347	4.31%	3
Total U.S. Treasury Securities	155,016	5.51%	2	69,347	4.31%	3
Total	$2,967,437	6.67%	126	$2,609,685	5.50%	78
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of December 31, 2023 and 2022, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $3.7 billion and $3.2 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of December 31, 2023 and 2022, include investments in the amount of $346.6 million and $9.2 million, respectively, that were sold prior to period end but for which such sale had not yet settled. As of December 31, 2023, such amount included $341.1 million of Agency RMBS that had been acquired as a result of the Arlington merger and then subsequently sold but for which such sale transaction had not yet settled. In addition, as of December 31, 2023 and 2022, the Company posted (received) net cash collateral of $(11.2) million and $20.3 million, respectively, to its counterparties.

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table provides details by counterparty for such counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of total equity as of December 31, 2023 and 2022.
December 31, 2023:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$216,886	246	14.2%
December 31, 2022:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$208,812	13	17.1%
Royal Bank of Canada	135,233	100	11.1%
Other Secured Borrowings
The Company has entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility. The facility includes a revolving borrowing period ending in September 2024 (or earlier following a trigger event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the revolving borrowing period, the facility amortizes, with a final termination date in September 2026. The facility accrues interest on a floating rate basis. As of December 31, 2023 and 2022, the Company had outstanding borrowings under this facility in the amount of $25.8 million and $37.8 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet. The effective interest rate on this facility, was 9.83% and 8.68% as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the fair value of ABS backed by consumer loans collateralizing this borrowing was $69.8 million and $70.3 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both December 31, 2023 and 2022, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 13, whereby it financed portfolios of non-QM loans. As of December 31, 2023 and 2022, the fair value of the Company's outstanding liabilities associated with the Company's Consolidated Residential Mortgage Loan Securitizations was $1.42 billion and $1.54 billion, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 3.03% and 3.00% as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the fair value of non-QM loans held in the consolidated securitization trusts was $1.6 billion and $1.7 billion, respectively.
The Company has various warehouse lines of credit which it uses to finance its portfolio of reverse mortgage loans prior to them being sold or pooled into HMBS. There are a number of covenants, including several financial covenants, associated with these lines of credit; as of December 31, 2023 and 2022, the Company was in compliance with all of these covenants. As of December 31, 2023 and 2022, the Company had outstanding borrowings under these financing lines of $160.1 million and $172.9 million, respectively, which is included on the Company's Consolidated Balance Sheet in Other secured borrowings. The following table provides details for each of the warehouse lines of credit.

		December 31, 2023			December 31, 2022
	Maturity	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate
		(In thousands)			(In thousands)
Facility A	May 2024	$83,393	$99,340	8.95%	$59,640	$65,652	8.43%
Facility B	April 2024	76,717	88,251	8.21%	64,278	59,933	6.99%
Facility C	October 2023	—	—	—%	48,954	63,644	6.90%
		$160,110	$187,591	8.60%	$172,872	$189,229	7.46%

The Company entered into an agreement to finance a portfolio of HECM tail draws prior to being sold or pooled into HMBS. This facility matures in January 2024 and accrues interest on a floating-rate basis. As of December 31, 2023 and 2022, the Company's outstanding borrowings under this facility was $18.7 million and $22.6 million, respectively, which are included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 9.00% and 8.00%, as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the fair value of HECM tail draws collateralizing this borrowing was $29.2 million and $35.1 million, respectively, which are included in Loans, at fair value on the Consolidated Balance Sheet. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both December 31, 2023 and 2022, the Company was in compliance with all of its covenants.
The Company entered into a line of credit agreement to finance its portfolio of HMBS-related MSRs. This facility matures in January 2025 and accrues interest on a floating-rate basis. As of December 31, 2023 and 2022, the Company's outstanding borrowings under this facility were $26.6 million and $42.8 million, respectively, which are included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 10.46% and 9.37% as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the fair value of MSRs collateralizing this borrowing was $88.4 million and $95.6 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both December 31, 2023 and 2022, the Company was in compliance with all of its covenants.
As discussed in Note 5, the Company is a party to various agreements with the MLPS Counterparty, which provide for the financing of certain HECM Buyout Loans. This facility was executed in March 2023 with a three-year term and accrues interest on a floating-rate basis. As of December 31, 2023, the Company's outstanding borrowings under this facility were $14.7 million, which are included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 7.59% and the fair value of HECM Buyout Loans collateralizing this borrowing was $14.9 million. There are a number of covenants, including several financial covenants, associated with this borrowing; as of December 31, 2023, the Company was in compliance with all of its covenants.
HMBS-related Obligations
As discussed in Note 13, the Company issues pools of HMBS which are accounted for as secured borrowings. As of December 31, 2023 and 2022, the Company had HMBS-related obligations, at fair value of $8.4 billion and $7.8 billion, respectively. As of December 31, 2023 and 2022, such HMBS-related obligations are secured by $8.5 billion and $7.9 billion, respectively, of HECM loans, REO, and HMBS-related claims or other receivables. The weighted average interest rate on the Company's HMBS-related obligations was 6.46% and 5.23% as of December 31, 2023 and 2022, respectively.
Unsecured Borrowings
Senior Notes
The Company issued $86.0 million in aggregate principal amount of unsecured long-term debt, which was structured as a joint and several co-issuance by certain of the Company's consolidated subsidiaries and fully guaranteed by the Company (the "5.50% Senior Notes"). The 5.50% Senior Notes bore interest at a rate of 5.50%. The 5.50% Senior Notes were repaid at maturity on September 1, 2022. The 5.50% Senior Notes were carried at amortized cost and were included in Senior Notes, net, on the Consolidated Balance Sheet. The 5.50% Senior Notes had an effective interest rate of approximately 5.80%, inclusive of debt issuance costs.
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
Upon the completion of the Arlington Merger, the Company assumed Arlington's liabilities including various unsecured debt. The Company assumed $34.9 million Arlington's 6.75% Senior Notes, which bear interest at a rate of 6.75% and are due March 15, 2025 (the "6.75% Senior Notes"). Interest on the 6.75% Senior Notes is payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year. The Company may redeem the 6.75% Senior Notes, at its option, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount of the 6.75% Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. The 6.75% Senior Notes are obligations of a certain subsidiary of the Company and are fully guaranteed by the Company.

The Company also assumed $37.8 million of Arlington's 6.00% Senior Notes, which bear interest at a rate of 6.00% and are due August 1, 2026 (the "6.00% Senior Notes"). Interest on the 6.00% Senior Notes is payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year. The Company may redeem the 6.00% Senior Notes, at its option, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount of the 6.00% Senior Notes being redeemed plus accrued and unpaid interest to the date of redemption. The 6.00% Senior Notes are obligations of a certain subsidiary of the Company and are fully guaranteed by the Company.
The Company has elected the FVO for the 5.875% Senior Notes, 6.75% Senior Notes, and 6.00% Senior Notes (collectively the "Senior Notes"), which are included in Unsecured borrowings, at fair value on the Consolidated Balance Sheet. Change in unrealized gains and losses on the Company's Senior Notes are included in Unrealized gains (losses) on Unsecured borrowings, at fair value, on the Consolidated Statement of Operations.
There are a number of covenants, including several financial covenants, associated with the Senior Notes; as of both December 31, 2023 and 2022, the Company was in compliance with all of its covenants for its outstanding Senior Notes. The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.
Subordinated Notes
The Company also assumed $15.0 million of Arlington's unregistered junior subordinated unsecured debt securities (the "Trust Preferred Debt"). The Trust Preferred Debt includes $10.0 million, which bears interest at a rate of three-month term SOFR plus 3.26%, payable quarterly in arrears, and which matures on October 7, 2033; and $5.0 million, which bears interest at a rate of three-month term SOFR plus 2.51%, payable quarterly in arrears, and which matures on July 7, 2035. The Trust Preferred Debt may be redeemed in whole or in part at any time and from time to time at the Company’s option, at a redemption price equal to the principal amount plus accrued and unpaid interest. The Company has elected the FVO for the Trust Preferred Debt, which is included in Unsecured borrowings, at fair value on the Consolidated Balance Sheet, and change in unrealized gains and losses on the Company's Trust Preferred Debt are included in Unrealized gains (losses) on Unsecured borrowings, at fair value, on the Consolidated Statement of Operations. The Trust Preferred Debt is an obligation of a certain subsidiary of the Company and is fully guaranteed by the Company.
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of December 31, 2023:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	HMBS-related Obligations(3)	Unsecured Borrowings(1)	Total
(In thousands)
Next Twelve Months	$2,908,806	$387,887	$1,253,143	$—	$4,549,836
Year 2	58,631	312,325	914,565	34,931	1,320,452
Year 3	—	238,353	865,638	37,750	1,141,741
Year 4	—	163,168	821,258	210,000	1,194,426
Year 5	—	124,385	188,390	—	312,775
Total	$2,967,437	$1,226,118	$4,042,994	$282,681	$8,519,230
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $980.3 million of expected principal repayments related to the Company's consolidated non-QM securitizations, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
(3)Represents expected principal repayments projected based upon the expected repayments of the underlying HECM loans, which may be prior to the stated contractual maturities of the related HMBS.
15. Income Taxes
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
The following table details the tax characteristics of the Company's dividends declared on its shares of common and preferred stock for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
Tax Characteristic	2023	2022	2021
Ordinary income	71.3%	69.0%	96.4%
Return of capital	28.2%	30.4%	—%
Capital gains	0.5%	0.6%	3.6%
	100.0%	100.0%	100.0%
Certain foreign and domestic subsidiaries of the Company have elected to be treated as TRSs and therefore are taxed as corporations for U.S. federal, state, and local income tax purposes. To the extent that those entities incur, or are expected to incur, U.S. federal, state, or local income taxes, or foreign income taxes, such tax expense is recognized by the Company.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the years ended December 31, 2023, 2022, and 2021, the Company recorded income tax expense (benefit) of $0.5 million, $(17.7) million, and $3.1 million, respectively. The income tax benefit for the year ended December 31, 2022 was related to net realized and unrealized losses on investments held in a domestic TRS. Conversely, the income tax expense for the year ended December 31, 2021 was related to net realized and unrealized gains on investments held in a domestic TRS.
The Company evaluates its deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income. Based upon the available evidence at December 31, 2023, the Company determined that it was more likely than not that the deferred tax assets of its TRS would not be utilized in future periods; a valuation allowance of $83.9 million was recorded to fully reserve against these deferred tax assets.
The following table summarizes the Company's (benefit) provision for income tax for the years ended December 31, 2023, 2022, and 2021.

	As of December 31,
(In thousands)	2023	2022	2021
Current provision for income tax
Federal	$—	$—	$393
State	457	—	36
Total current provision for income tax, net	457	—	429
Deferred (benefit) provision for income tax (1)
Federal	—	(13,229)	2,927
State	—	(4,487)	(212)
Total deferred (benefit) provision for income tax, net	—	(17,716)	2,715
Total (benefit) provision for income tax	$457	$(17,716)	$3,144
(1)Includes income tax expense (benefit) of $(2.9) million from a bargain purchase gain for the year ended December 31, 2022.

The following table details the components of the Company's net deferred tax asset (liability) at December 31, 2023 and 2022.

	As of December 31,
(In thousands)	2023	2022
Deferred tax asset
Net operating loss available for carry-back and carry-forward(1)(2)	$84,185	$25,508
Net capital loss carry-forward(2)	12,746	—
Basis difference for investments	(13,001)	(13,199)
Valuation allowance	(83,930)	(12,309)
Deferred tax asset	—	—
Deferred tax liability
Basis difference for investments	—	—
Valuation allowance	—	—
Deferred tax liability	—	—
Net deferred tax asset (liability), net of valuation allowance	$—	$—
(1)Includes state net operating losses available for carry-back and carry-forward as of December 31, 2023 and 2022 of $20.8 million and $6.7 million, respectively. These deferred tax assets were fully offset by a valuation allowance.
(2)Includes deferred tax assets for net operating losses of $45.1 million and net capital loss carry-forwards of $35.9 million related to the Arlington Merger. Of the deferred tax assets relating to net capital loss carry-forwards acquired, $28.0 million expired as of December 31, 2023.
The net operating loss and net capital loss carry-forward balance as of December 31, 2023, shown in the table above, is related to pretax U.S. federal and state net operating loss and net capital loss carry-forwards of $322.5 million and $48.8 million respectively, as of December 31, 2023. If not utilized, certain U.S. federal and state net operating loss and net capital loss carry-forwards will expire between 2026 and 2028, whereas others have an unlimited carryforward period.
The following table details the reconciliation between the Company's U.S. federal and state statutory income tax rate and the effective tax rate for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.00%	21.00%	21.00%
State statutory rate, net of federal benefit	0.54%	4.41%	(0.13)%
Income attributable to non-controlling interests	(0.76)%	0.07%	(1.09)%
REIT earnings not subject to corporate taxes	(29.58)%	2.72%	(17.51)%
Deferred tax loss	—%	3.22%	—%
Bargain purchase gain	—%	2.37%	—%
Change in valuation allowance	9.34%	(13.85)%	—%
Effective tax rate	0.54%	19.94%	2.27%
Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2023 or 2022. Tax authorities in the relevant jurisdictions may select the Company's tax returns for audit and propose adjustments before the expiration of the statute of limitations. Tax returns filed for the Company's open tax years or any ongoing audits remain open to adjustment in the major tax jurisdictions.
16. Related Party Transactions
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
For the year ended December 31, 2023, the total base management fee incurred was $20.4 million, consisting of $20.9 million of total gross base management fee incurred, less $0.5 million of management fee rebates. For the year ended December 31, 2022, the total base management fee incurred was $16.8 million, consisting of $18.5 million of total gross base management fee incurred, less $1.6 million of management fee rebates. For the year ended December 31, 2021, the total base management fee incurred was $13.4 million, consisting of $16.0 million of total gross base management fee incurred, less $2.6 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of December 31, 2023 and 2022, there was a Loss Carryforward of $22.1 million and $85.0 million, respectively.
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
The Company incurred incentive fees of $15.7 million for the year ended December 31, 2021. The Company did not accrue an incentive fee for either of the years ended December 31, 2023 or 2022, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the years ended December 31, 2023, 2022 and 2021, the Company reimbursed the Manager $21.9 million, $16.2 million, and $12.7 million, respectively, for previously incurred operating expenses. As of December 31, 2023 and 2022, the outstanding payable to the Manager for operating expenses was $5.2 million and $4.1 million, respectively, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
Transactions Involving Investments in Unconsolidated Entities—Certain Loan Originators
As of December 31, 2023 and 2022, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both December 31, 2023 and 2022, there were no advances outstanding. The Company has also entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 24, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements. Additionally, as of both December 31, 2023 and 2022, the Company held warrants to purchase 8.28 million shares; such warrants have a fair value of $10.3 million and $11.5 million, respectively, and are included in Investments in unconsolidated entities on the Consolidated Balance Sheet.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in common and preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $74.2 million and $70.2 million as of December 31, 2023 and 2022, respectively, which is included in Securities, at fair value on the Consolidated Balance Sheet. Additionally, in December 2022, the Company extended a two-year revolving line of credit to the consumer loan originator; see table below for additional details. An employee of Ellington has a less-than-10% equity interest in, and serves on the board of, this consumer loan originator. Another employee of Ellington, who serves as an officer of the Company, also serves on the board, as the Company's representative.
In November 2023, the Company entered into various agreements with a residential mortgage loan originator (the "RTL Originator") in which it holds a non-controlling equity investment. Under the terms of such agreements, the Company has the option to purchase additional non-controlling equity interests at certain valuation thresholds. The Company also entered into a Commitment Letter Agreement (the "RTL Commitment Agreement") whereby it committed to purchase eligible loans originated by the RTL Originator. Under the RTL Commitment Agreement the Company also guarantees certain warehouse financing provided by a third-party lender to the RTL Originator; see Note 24, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements. The RTL Originator has been determined to be a VIE. The Company has evaluated the RTL Originator and determined that the Company is not the primary beneficiary of the RTL Originator. As of December 31, 2023, the fair value of the Company's investment in the RTL Originator was $0.6 million, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
Transactions Involving Investments in Unconsolidated Entities—Certain Loan Origination-Related Entities
The following table provides details of financing that the Company has provided, in the form of secured promissory notes, to certain loan origination-related entities in which the Company also holds equity investments:

Effective Date of Promissory Note	Maturity Date of Promissory Note		Interest Rate as of		Outstanding Borrowings as of		Fair Value(1) as of
		Maximum Borrowing	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
		(In thousands)			(In thousands)
May 2021(2)	December 31, 2025	$6,000	9.0%	6.0%	$2,335	$3,000	$2,335	$3,000
February 2022	January 31, 2025	750	7.0%	7.0%	575	475	575	475
November 2022(3)	January 31, 2025	500	n/a	10.0%	n/a	50	n/a	50
December 2022	December 16, 2024	3,500	15.0%	15.0%	1,644	515	1,233	515
(1)Classified as a Corporate loan and is included in Loans, at fair value on the Consolidated Balance Sheet.
(2)Convertible into non-voting equity interests, at the option of the borrower, at any time prior to maturity.
(3)During the year ended December 31, 2023, the Company's debt and equity investments in this origination-related entity were written off as the Company determined its cost basis was non-recoverable; the Company recognized a net loss on its debt and equity investments of $(0.5) million (included in Realized gains (losses) on securities and loans, net on the Consolidated Statement of Operations) and $(0.1) million (included in Earnings (losses) from investments in unconsolidated entities on the Consolidated Statement of Operations), respectively.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchased certain of its consumer loans through an affiliate, or the "Purchasing Entity," under various purchase agreements. The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $1.6 million and $4.3 million as of December 31, 2023 and 2022, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $1.6 billion as of both December 31, 2023 and 2022.
The Company was a co-investor in a commercial mortgage loan with several other investors, including an unrelated third party and an affiliate of Ellington. This loan was beneficially owned by a consolidated subsidiary of the Company and was fully repaid in the fourth quarter of 2023. As of December 31, 2022, the fair value of this commercial loan was $2.2 million and the non-controlling interests held by the unrelated third party and the Ellington affiliate were $0.3 million and $0.4 million, respectively.
The Company is also a co-investor in certain commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of December 31, 2023 and 2022, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $63.7 million and $68.5 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Consolidated Balance Sheet.
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
Equity Investment in Unconsolidated Entity
The Company is a co-investor, together with other affiliates of Ellington, in Jepson Holdings Limited ("Jepson"), the parent of an entity (the "Jepson Risk Retention Vehicle") that has sponsored various European mortgage loan securitizations. The Jepson Risk Retention Vehicle is expected to hold certain of the notes it issues for each securitization it completes in order to comply with European risk retention rules. As of both December 31, 2023 and 2022, the Company's equity investment in Jepson Holdings Limited had a fair value of $0.6 million. See Note 8 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of December 31, 2023 and 2022, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $560.5 million and $872.5 million, respectively. The Company's segregated silo of this debt as of December 31, 2023 and 2022 was $165.9 million and $274.4 million, respectively, and is included under the caption Repurchase agreements on the Company's Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both December 31, 2023 and 2022, no party to any of the repurchase agreements was in default.
Each of the Joint Entities has been determined to be a VIE. The Company has evaluated each of these VIEs and determined that it continued to retain the risks and rewards of ownership of certain of the Mortgage Loan and REO Assets, where such Mortgage Loan and REO Assets and the related debt are segregated for the Company and each of the Affiliated Entities. On account of the segregation of certain of each co-participant's assets and liabilities within each of the Joint Entities, as well as the retention by each co-participant of control over its segregated Mortgage Loan and REO Assets within the Joint Entities, the Company has determined that it is the primary beneficiary of, and has consolidated its segregated silo of assets and liabilities within, each of the Joint Entities. See Note 12 and Note 14 for additional information.
Participation in CLO Transactions
As discussed in Note 13, the Company participated in a number of CLO securitization transactions, all managed by the CLO Manager.
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the years ended December 31, 2023, 2022, and 2021, the amount of such management fee rebates was $0.5 million, $1.6 million, $2.6 million, respectively.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of December 31, 2023 and 2022, the Company's investment in such warehouse facilities was $0.2 million and $0.5 million, respectively, which are included on the Consolidated Balance Sheet in Investments in unconsolidated entities.
During the years ended December 31, 2023, 2022, and 2021, the Company purchased $1.4 million, $8.4 million and $5.9 million, respectively, of various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations. Such purchases are effected at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitizations.
17. Long-Term Incentive Plan Units
OP LTIP Units issued under the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans is presented in Compensation and benefits, on the Statement of Operations. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the years ended December 31, 2023, 2022, and 2021 was $1.3 million, $1.4 million, and $1.0 million.
On December 14, 2023, the Company's Board of Directors authorized the issuance of 39,673 and 30,628 OP LTIP Units to certain of Ellington's personnel dedicated to the Company and to certain of the Company's directors, respectively, pursuant to the Company's 2017 Equity Incentive Plan. These OP LTIP Units are subject to various vesting periods before becoming non-forfeitable.
The below table details unvested OP LTIP Units as of December 31, 2023:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	30,628	December 14, 2023	December 13, 2024
Dedicated or partially dedicated personnel:
	14,708	December 15, 2022	December 15, 2024
	22,135	December 14, 2023	December 14, 2024
	17,538	December 14, 2023	December 14, 2025
Total unvested OP LTIP Units at December 31, 2023	85,009
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.
The following tables summarize issuance and exercise activity of OP LTIP Units for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023			2022			2021
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (December 31, 2022, 2021, and 2020, respectively)	365,518	404,055	769,573	365,518	310,295	675,813	365,518	247,020	612,538
Granted	—	70,301	70,301	—	97,826	97,826	—	68,985	68,985
Exercised	—	(90,919)	(90,919)	—	(4,066)	(4,066)	—	(5,710)	(5,710)
OP LTIP Units Outstanding (December 31, 2023, 2022, and 2021, respectively)	365,518	383,437	748,955	365,518	404,055	769,573	365,518	310,295	675,813
OP LTIP Units Unvested and Outstanding (December 31, 2023, 2022, and 2021, respectively)	—	85,009	85,009	—	113,615	113,615	—	79,886	79,886
OP LTIP Units Vested and Outstanding (December 31, 2023, 2022, and 2021, respectively)	365,518	298,428	663,946	365,518	290,440	655,958	365,518	230,409	595,927

There were an aggregate of 1,439,180 and 1,509,481 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of December 31, 2023 and 2022, respectively.
18. Non-controlling Interests
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
As of December 31, 2023, the Convertible Non-controlling Interests consisted of the outstanding 748,955 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.7% in the Operating Partnership. As of December 31, 2022, the Convertible Non-controlling Interests consisted of the outstanding 769,573 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 1.0% in the Operating Partnership. As of December 31, 2023 and 2022, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $11.1 million and $12.4 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of December 31, 2023 and 2022, the joint venture partners' interests in subsidiaries of the Company were $4.9 million and $10.0 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
Non-Controlling Interests in Longbridge
As of December 31, 2023 and 2022, the Company owned 99.6% and 99.5%, respectively, of Longbridge; the remainder relates to units held by various executives at Longbridge (the "Longbridge Executive Unit Holders") and stock options issued to various Longbridge employees (collectively, the "Longbridge Minority Holders"). Units held by the Longbridge Executive Unit Holders and exercised stock options participate in the income, expense, gains and losses of Longbridge but do not participate in the income, expense, gains and losses of the Operating Partnership. The Longbridge Minority Holders' interests are not convertible into shares of common stock of the Company or OP Units, nor are the Longbridge Minority Holders' entitled to receive distributions that holders of shares of common stock of the Company receive. Total expense associated with such options is presented under Compensation and benefits on the Statement of Operations. As of both December 31, 2023 and 2022, the Longbridge Minority Holders' interests in Longbridge were $2.4 million.
19. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2023 and 2022, the total amount of cumulative preferred dividends in arrears was $4.0 million and $2.5 million, respectively.
As of both December 31, 2023 and 2022, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
As of both December 31, 2023 and 2022, there were 4,820,421 shares of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.

As of December 31, 2023, there were 4,000,000 shares of 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series C Preferred Stock") outstanding. The 4,000,000 shares of Series C Preferred Stock were issued during the year ended December 31, 2023 and provided $96.5 million of net proceeds after $3.5 million of commissions and offering costs.
As of December 31, 2023, there were 379,668 shares of 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock, $0.01 par value per share ("Series D Preferred Stock") outstanding and 957,133 shares of 8.250% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series E Preferred Stock") outstanding. The shares of Series D Preferred Stock and Series E Preferred Stock were issued in accordance with the terms of the Arlington Merger Agreement, see Note 25. Business Combinations for additional details.
On January 20, 2022, the Company commenced an "at-the-market" offering for our Series A Preferred Stock and Series B Preferred Stock, or the "Preferred ATM Program," by entering into equity distribution agreements with sales agents under which it is authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. During the year ended December 31, 2022, the Company issued 20,421 shares of Series B Preferred Stock, which provided $0.5 million of net proceeds after $23 thousand of commissions and offering costs. The Company did not issue any shares of preferred stock under the Preferred ATM Program during either of the years ended December 31, 2023 or 2021.
The Company's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock (collectively the "Series Preferred Stock") rank senior to its common stock and Convertible Non-controlling Interests. Each Series Preferred Stock ranks on a parity with all other Series Preferred Stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution, or winding up of the Company.
Series A
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
Series D
The Company's Series D Preferred Stock has no stated maturity and is not subject to any sinking fund. The Series D Preferred Stock is redeemable by the Company at its discretion upon not less than 30 nor more than 60 days’ notice. Holders of the Company's Series D Preferred Stock generally do not have any voting rights.
Holders of the Series D Preferred Stock are entitled to receive cumulative cash dividends from and including, September 30, 2023, at a fixed rate equal to 7.000% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on or about the 30th day of each March, June, September, and December.
Series E
The Company's Series E Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. The Series E Preferred Stock is not redeemable by the Company prior to March 30, 2024, except under circumstances where it is necessary to allow the Company to maintain its qualification as a REIT for U.S. federal income tax purposes and except in certain instances upon the occurrence of a change of control. Holders of the Company's Series E Preferred Stock generally do not have any voting rights.
Holders of the Series E Preferred Stock are entitled to receive cumulative cash dividends (i) from and including September 30, 2023 to but not including March 30, 2024, at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on or about the 30th day of each March, June, September, and December.
Common Stock
As of December 31, 2023 and 2022, the Company has authorized 200,000,000 and 100,000,000 shares of common stock, $0.001 par value per share, respectively. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding. As of December 31, 2023 and 2022, there were 83,000,488 and 63,812,215 shares of common stock outstanding, respectively.
On August 6, 2021, the Company commenced an "at-the-market" offering program for shares of its common stock, or "2021 Common ATM Program," by entering into equity distribution agreements with sales agents under which the Company was authorized to offer and sell up to 10.0 million shares of common stock from time to time. On January 24, 2023, the Company amended the equity distribution agreements (the "EDA Amendments") with each of the sales agents. The EDA Amendments authorize the Company to offer and sell up to $225.0 million of common stock from time to time (the "2023 Common ATM Program"); the 2021 Common ATM Program and 2023 Common ATM Program are collectively referred to as the "Common ATM Programs." On November 13, 2023, the Company entered into two new equity distribution agreements to include two additional sales agents under the 2023 Common ATM Program. During the year ended December 31, 2023, the Company issued 9,140,986 shares of common stock under the Common ATM Programs which provided $122.1 million of net proceeds after $1.4 million of agent commissions and offering costs. During the year ended December 31, 2022, the Company issued 6,459,070 shares of common stock under the 2021 Common ATM Program which provided $99.2 million of net proceeds after $1.3 million of agent commissions and offering costs. During the year ended December 31, 2021, the Company issued 1,549,900 shares of common stock under the 2021 Common ATM Program which provided $28.2 million of net proceeds after $0.4 million of agent commissions and offering costs.
On December 14, 2023, the Company issued 11,040,704 shares of common stock related to the closing of the Arlington Merger. See Note 25 for additional details.

The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Shares of Common Stock Outstanding (as of December 31, 2022, 2021, and 2020, respectively)	63,812,215	57,458,169	43,781,684
Share Activity:
Shares of common stock issued	20,181,690	6,459,070	13,602,900
Shares of common stock issued in connection with incentive fee payment	—	19,094	67,875
Shares of common stock repurchased	(1,084,336)	(128,184)	—
OP Units exercised	90,919	4,066	5,710
Shares of Common Stock Outstanding (as of December 31, 2023, 2022, and 2021, respectively)	83,000,488	63,812,215	57,458,169
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of December 31, 2023 and 2022, the Company's issued and outstanding shares of common stock would increase to 83,795,803 and 64,628,148 shares, respectively.
On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company was authorized to repurchase up to 1.55 million shares of common stock (the "2018 Repurchase Plan"); all shares authorized under the 2018 Repurchase Plan have been repurchased. On March 21, 2023, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to $50 million of the Company's common stock (the "2023 Repurchase Plan"), which extended the Company’s ability to repurchase common stock beyond the 1.55 million shares under the 2018 Repurchase Plan. The 2023 Repurchase Plan is open-ended in duration and allow the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases under the 2023 Repurchase Plan are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the year ended December 31, 2023, the Company repurchased 1,084,336 shares at an average price per share of $11.39 and a total cost of $12.4 million. During the year ended December 31, 2022, the Company repurchased 128,184 shares at an average price per share of $12.94 and a total cost of $1.7 million. The Company did not repurchase any shares during the year ended December 31, 2021. As of December 31, 2023, the Company has authorization to repurchase an additional $45.8 million of the Company's common stock under the 2023 Repurchase Plan.

20. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Year Ended December 31,
(In thousands except share amounts)	2023	2022	2021
Net income (loss) attributable to common stockholders	$60,902	$(85,339)	$125,346
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	730	(1,082)	1,783
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	61,632	(86,421)	127,129
Dividends declared:
Common stockholders	(123,381)	(108,263)	(81,104)
Convertible Non-controlling Interests	(1,458)	(1,378)	(1,120)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(124,839)	(109,641)	(82,224)
Undistributed (Distributed in excess of) earnings:
Common stockholders	(62,479)	(193,602)	44,242
Convertible Non-controlling Interests	(728)	(2,460)	663
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$(63,207)	$(196,062)	$44,905
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	68,252,096	59,852,647	48,535,221
Weighted average Convertible Non-controlling Interest Units outstanding	811,067	763,043	679,710
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	69,063,163	60,615,690	49,214,931
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$1.80	$1.80	$1.64
Undistributed (Distributed in excess of)	(0.91)	(3.23)	0.94
	$0.89	$(1.43)	$2.58
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$1.80	$1.80	$1.64
Undistributed (Distributed in excess of)	(0.91)	(3.23)	0.94
	$0.89	$(1.43)	$2.58
(1)For the years ended December 31, 2023, 2022, and 2021, excludes net income (loss) of $3.1 million, $0.3 million, and $5.3 million, respectively, attributable to joint venture partners and Longbridge, as applicable, which have non-participating interests as described in Note 18.
21. Restricted Cash
Restricted cash represents cash that the Company can use only for specific purposes. As of December 31, 2023 and 2022, the Company had $1.6 million and $4.8 million, respectively, of restricted cash including cash balances that are restricted under a warehouse line of credit agreement.

22. Offsetting of Assets and Liabilities
The Company generally records financial instruments at fair value as described in Note 2. Financial instruments are generally recorded on a gross basis on the Consolidated Balance Sheet. In connection with the vast majority of its derivative, reverse repurchase and repurchase agreements, and the related trading agreements, the Company and its counterparties are required to pledge collateral. Cash or other collateral is exchanged as required with each of the Company's counterparties in connection with open derivative positions, and reverse repurchase and repurchase agreements.
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
The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2023 and 2022.
December 31, 2023:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$143,996	$(50,301)	$—	$(38,812)	$54,883
Reverse repurchase agreements	173,145	(155,719)	(17,426)	—	—
Liabilities
Financial derivatives–liabilities	(61,776)	50,301	—	3,822	(7,653)
Repurchase agreements	(2,967,437)	155,719	2,822,912	(11,194)	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2023 was $3.7 billion. As of December 31, 2023, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $(13.9) million and $12.1 million, respectively.
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

23. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of December 31, 2023 and 2022.
December 31, 2023:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$228,927	11	28.8%
Collateral on repurchase agreements held by dealers(2)	3,672,278	28	18.6%
Due from brokers	51,884	21	58.5%
Receivable for securities sold(3)	345,429	9	54.3%
(1)Each counterparty is a financial institution that the Company believes to be creditworthy as of December 31, 2023.
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
(2)Included in Investment related receivables on the Consolidated Balance Sheet.
24. Commitments and Contingencies
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both December 31, 2023 and December 31, 2022, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $288.0 million and $175.7 million as of December 31, 2023 and December 31, 2022, respectively.
Commitments and Contingencies Related to Investments in Loan Originators
In connection with certain of its investments in mortgage and consumer loan originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 16, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million as of both December 31, 2023 and December 31, 2022 and there were no such borrowings outstanding as of either date. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. As of December 31, 2023 and December 31, 2022, the estimated fair value of such guarantee was insignificant.
The Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator in which it holds an equity investment and as well as an investment in the Convertible Note, as discussed in Note 16. In addition, in May 2021, the Company committed to purchase $650.0 million of eligible residential mortgage loans from this originator. As of December 31, 2022, the Company had unfunded commitments related to such investments in the amount of $181.4 million; no unfunded commitments remained as of December 31, 2023.
As described in Note 16, the Company entered into various secured promissory notes with certain loan originators in which it also holds an equity interest. As of December 31, 2023 and December 31, 2022, the Company had unfunded commitments related to such secured promissory notes of $5.5 million and $6.5 million, respectively.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which it has an equity investment, under a promissory note. The Company's maximum guarantees were capped at $15.5 million. As of December 31, 2023 and December 31, 2022, the amount of the promissory note outstanding, for which the Company provided a guarantee, was $1.0 million and $10.8 million, respectively.
As discussed in Note 16, under the terms of the RTL Commitment Agreement, the Company committed to purchase at least $500 million of eligible loans originated by the RTL Originator. As of December 31, 2023, the Company has unfunded commitments under the RTL Commitment Agreement of $475.4 million. The Company also guarantees up to $50 million of warehouse financing provided by a third-party lender to the RTL Originator; as of December 31, 2023, the RTL Originator had $9.5 million warehouse financing outstanding.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of December 31, 2023 and December 31, 2022, the Company had unfunded commitments related to such investments in the amount of $3.0 million and $4.2 million, respectively.
The Company has extended a line of credit whereby the borrower can draw funds up to $1.0 million. As of both December 31, 2023 and December 31, 2022, the Company had unfunded commitments related to such line of credit in the amount of $0.9 million.
Commitments to Extend Credit
The Company enters into loan commitment arrangements with borrowers who have applied for reverse mortgage loans that have not yet closed. As of December 31, 2023 and December 31, 2022, the fair value of such commitments was $2.6 million and $3.1 million, respectively, which is reflected in Loan commitments on the Consolidated Balance Sheet.
The Company is required to fund further borrower advances for loans where the borrower has not fully drawn down all of the HECM loan proceeds available to them. As of December 31, 2023 and December 31, 2022, the Company had unfunded commitments related to such HECM loans of $1.9 billion and $1.7 billion, respectively. Additionally, the Company has the obligation to advance various other HECM loan related amounts such as the borrowers' monthly insurance premiums to FHA and property taxes.
Mandatory Repurchase Obligations
As detailed in Note 13, the Company is required to purchase from HMBS pools any HECM loan that has reached the MCA. For active loans, the Company subsequently assigns such loan to HUD, which then reimburses the Company up to the MCA. For inactive loans, following resolution of the loan, the Company files a claim with HUD for any recoverable remaining principal and advance balances.
Lease Commitments
Longbridge, a consolidated subsidiary of the Company, leases office space and office equipment, under various operating lease arrangements, which expire on various dates through December 2029. Additionally, as a result of the Arlington Merger, the Company assumed the remaining lease for Arlington's principal office space which expires in October 2024. As discussed in Note 2, the Company makes various assumptions and estimates in recognizing the operating lease ROU assets and corresponding lease liabilities, including the expected lease term, incremental borrowing rate, and identifying lease and non-lease components. Total expense under all operating leases amounted to $1.2 million and $0.2 million for the year ended December 31, 2023 and 2022, respectively, and is included in Other expenses on the Consolidated Statement of Operations.

The following table provides details of the Company's outstanding leases as of December 31, 2023 and December 31, 2022.

($ in thousands)	December 31, 2023	December 31, 2022
ROU assets	$3,279	$3,838
Lease liabilities	3,524	4,058
Weighted average remaining term (in years)	5.1	5.8
Weighted average discount rate	7.31%	7.20%
The following table details contractual future minimum lease payments as of December 31, 2023.

Minimum Payments
(In thousands)
Year ended December 31, 2024	$957
Year ended December 31, 2025	816
Year ended December 31, 2026	802
Year ended December 31, 2027	695
Year ended December 31, 2028	473
Thereafter	481
Total	4,224
Less: implied interest payments	(700)
Lease Liability	$3,524
25. Business Combinations
Arlington Merger
On December 14, 2023 (the "Arlington Merger Consummation Date"), Arlington Asset Investment Corp., a Virginia corporation (“Arlington”), merged with and into EF Merger Sub Inc., a direct wholly owned subsidiary of the Company, pursuant to the agreement and plan of merger (the “Arlington Merger Agreement”) which was entered into on May 29, 2023 (the “Arlington Merger”).
In accordance with the terms of the Arlington Merger Agreement, each outstanding share of Arlington's Class A common stock, par value $0.01 per share (other than shares held by the Company, EF Merger Sub Inc. or any wholly-owned subsidiary of the Company, EF Merger Sub Inc. or Arlington) was automatically converted into the right to receive: (i) from the Company, 0.3619 newly issued shares of common stock and (ii) from the Manager, a cash amount equal to $0.09 per share. In connection with the transactions completed pursuant to the Arlington Merger Agreement, 11,040,704 shares of the Company’s common stock were issued. The 11,040,704 shares of the Company's common stock issued included 1,039,418 shares issued related to certain equity-based awards previously issued under Arlington's equity-incentive plans, including restricted shares of common stock, performance restricted stock units, stock price performance restricted stock units and deferred stock units (collectively the “Arlington Equity-Based Awards”), which under the terms of the Arlington Merger Agreement vested prior to the consummation of the Arlington Merger and were treated as shares of Arlington's Class A common stock for all purposes of the Arlington Merger Agreement.
In addition, in accordance with the terms of the Arlington Merger Agreement (i) each of the 379,668 outstanding shares of Arlington’s 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock, $0.01 par value per share, was automatically converted into the right to receive one newly issued share of the Company’s Series D Preferred Stock; and (ii) each of the 957,133 outstanding shares of Arlington’s 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, was automatically converted into the right to receive one newly issued share of the Company’s Series E Preferred Stock.
At the consummation of the Arlington Merger, all assets, and all debts, obligations and liabilities of Arlington became the assets, debts, obligations and liabilities of the Company (including Arlington’s outstanding Trust Preferred Debt, 6.75% Senior Notes and 6.00% Senior Notes).
The Arlington Merger was accounted for using the acquisition method of accounting, in accordance with the provisions of ASC 805. The total consideration paid by the Company in the Arlington Merger was $177.3 million, which includes the fair value as of the Arlington Merger Consummation Date of 10,745,327 shares of common stock, 379,668 shares of Series D Preferred Stock, 957,133 shares of Series E Preferred Stock issued by the Company on December 14, 2023, and $5.6 million of cash consideration associated with the issuance of certain Arlington Equity Based-Awards upon consummation of the Arlington Merger ("Total Arlington Consideration"). Total Arlington Consideration does not include (i) 295,377 shares of common stock, totaling $3.9 million, issued by the Company to Arlington employees related to the accelerated vesting of the Arlington Equity-Based Awards; such amounts were recognized by the Company as an expense at the Arlington Merger Consummation Date; or (ii) approximately $2.7 million in cash paid to the holders of Arlington's Class A common stock by the Manager.
The Company performed a preliminary allocation of the Total Arlington Consideration and recorded the underlying assets acquired and liabilities assumed based on their estimated fair values using the information available as of the Arlington Merger Consummation Date using valuation methodologies consistent with the methodologies outlined in Note 2—Valuation. This allocation is preliminary and subject to change until the end of the measurement period; the purchase price allocation must be finalized within one year of the Arlington Merger Consummation Date.
In conjunction with the preliminary purchase price allocation, the Company recognized a bargain purchase gain of $28.2 million, which is calculated as the recognized amount of the identifiable net assets acquired less the fair value of the consideration transferred. The Company recognized a bargain purchase gain at the Arlington Merger Consummation Date, as the fair value of net assets acquired was greater than the Total Arlington Consideration; such bargain purchase gain is included in Bargain purchase gain, on the Consolidated Statement of Operations.
The following table summarizes the Company’s preliminary purchase price allocation as of the Arlington Merger Consummation Date:

(In thousands)	December 14, 2023
Purchase price(1)
Common stock(2)	$140,119
Preferred equity(3)	31,631
Cash	5,552
Total consideration	$177,302
Allocated to:
Assets:
Securities, at fair value	$645,708
Forward MSR-related investments, at fair value	177,421
Other assets	71,157
Total assets acquired	894,286
Liabilities:
Repurchase agreements	590,928
Unsecured borrowings, at fair value	81,077
Other liabilities	16,804
Total liabilities assumed	688,809
Total net assets acquired	205,477
Bargain purchase gain	$28,175
(1)Similar to the Company, Arlington elected to be taxed as a real estate investment trust under the Code. As of December 14, 2023, Arlington had an estimated federal net operating loss carryforward and also had an estimated federal net capital loss carryforward. The Company evaluated the attributes of these loss carryforwards and the extent to which, and likelihood, that the Company would utilize them in part or in whole, taking into account the corporate structure of the Company subsequent to the consummation of the Arlington Merger, the uncertainty of projecting operating gains and/or capital gains in its domestic corporate blockers, and limitations on the utilization of such carryforwards imposed by U.S. Code section 382. Based on this evaluation, the Company does not expect to recognize any deferred tax assets with respect to these net operating and capital loss carryforwards, and has not recognized any such deferred tax assets in this preliminary purchase price allocation. If the Company subsequently determines that it is likely to utilize these loss carryforwards, in part or in whole, this could have a material effect on the purchase price allocation once finalized.
(2)Fair value uses the closing price of the Company’s common stock on the day prior to the Closing Date, as reported by the NYSE, of $13.04.
(3)Fair value of the EFC Series D Preferred Stock and the EFC Series E Preferred Stock are based on the closing price, as reported by the NYSE, on the day prior to the Closing Date, for the Arlington Series B Preferred Stock of $21.17 and Arlington Series C Preferred Stock of $24.65, respectively.

The following table summarizes interest income, total other income (loss), and net income (loss) of the net assets of Arlington that have been recognized by the Company from the Arlington Merger Consummation Date through December 31, 2023.

(In thousands)	Year Ended December 31, 2023
Interest income	$2,192
Total other income (loss)	(1,110)
Net Income (Loss)	(958)
Great Ajax Merger Termination
On June 30, 2023, we, Great Ajax Corp. (“Great Ajax”), and EF Acquisition I LLC, our wholly-owned subsidiary (“Great Ajax merger sub”), entered into an Agreement and Plan of Merger (the “Great Ajax merger agreement”), pursuant to which it was agreed that, subject to the terms and conditions therein, Great Ajax would be merged with and into Great Ajax merger sub, with Great Ajax merger sub remaining as our wholly-owned subsidiary (the “Great Ajax merger”). On October 20, 2023, we and Great Ajax executed an agreement to terminate the Great Ajax merger agreement and the transactions contemplated thereby (the "Ajax Merger Termination Agreement"). Under the terms of the Ajax Merger Termination Agreement, the Company paid Great Ajax a termination fee of $5.0 million, which is included in Other expenses on the Consolidated Statement of Operations. The Company also purchased 1,666,666 newly issued shares of Great Ajax common stock, at a per share price of $6.60, for a total purchase price of $11.0 million. As of December 31, 2023, the Company's equity interest in Great Ajax had a fair value of $8.8 million.
Longbridge Transaction
As of September 30, 2022, the Company held a 49.6% ownership interest (the "Existing Equity Interest") in Longbridge Financial, LLC of $38.9 million. On October 3, 2022 (the "Longbridge Transaction Consummation Date"), the Company acquired an additional 49.6% ownership interest (the "Additional Equity Interest") in the Longbridge Transaction. In combination, the Existing Equity Interest and the Additional Equity Interest constitute a controlling interest in Longbridge. The Longbridge Transaction was accounted for using the acquisition method of accounting, in accordance with the provisions of ASC 805. The total consideration for the Longbridge Transaction was $77.8 million, which is equal to the cash paid to acquire the Additional Equity Interest and the estimated fair value of the Existing Equity Interest (the “Total Longbridge Consideration”).
The Company performed an allocation of the Total Longbridge Consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on their estimated fair values using the information available as of the acquisition date using valuation methodologies consistent with the methodologies outlined in Note 2—Significant Accounting Policies—Valuation.
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

The following table summarizes the Company’s purchase price allocation as of the acquisition date:

October 3, 2022
Purchase Price:	(In thousands)
Cash	$38,886
Investment in unconsolidated entity, at fair value	38,886
Total Consideration	77,772
Allocated to:
Cash and cash equivalents	20,368
Restricted cash	2,250
Loans, at fair value	7,698,426
Loan commitments, at fair value	3,090
Forward MSR-related investments, at fair value	8,174
Real estate owned	8,511
Financial derivatives—assets, at fair value	7,121
Due from brokers	7,534
Other assets	51,475
Intangible assets, net(2)	3,500
Total assets acquired	7,810,449
HMBS related obligations, at fair value	7,448,524
Other secured borrowings	218,261
Interest payable	1,273
Accrued expenses and other liabilities	51,592
Total liabilities assumed	7,719,650
Total identifiable net assets	90,799
Non-controlling interests(1)	2,237
Total net assets acquired	88,562
Deferred tax liability related to bargain purchase gain	2,858
Total net assets acquired less deferred tax liability	85,704
Bargain purchase gain	$7,932
(1)Represents net assets of Longbridge not acquired by the Company.
(2)See Note 11 for additional details on intangibles assets acquired by the Company.
The following table summarizes interest income, total other income (loss), and net income (loss) of Longbridge that has been recognized by the Company in the Consolidated Statement of Operations subsequent to the date of the Longbridge Transaction.

	Year Ended December 31,
(In thousands)	2023	2022
Interest income	$18,913	$2,859
Total other income (loss)	118,512	39,935
Net Income (Loss)	9,736	14,492
Pro Forma Information
The following selected unaudited proforma information is intended to reflect the impact of the acquisition of Arlington and the consolidation of Longbridge by the Company, and has been presented as if the Arlington Merger had occurred on January 1, 2022, and as if the Longbridge Transaction had occurred on January 1, 2021, including associated transaction costs and various other adjustments. This unaudited pro forma information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had these acquisitions been completed as of the dates indicated.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Interest income	$421,607	$325,338	$179,432
Total other income (loss)(1)	150,279	(43,348)	123,508
Earnings (losses) from investments in unconsolidated entities(2)	(855)	(63,615)	44,217
Net Income (Loss)(3)(4)	43,863	(79,685)	168,280
(1)Includes $28.2 million bargain purchase gain related to the Arlington Merger for the year ended December 31, 2022 and excludes such bargain purchase gain for the year ended December 31, 2023. Includes $7.9 million bargain purchase gain related to the Longbridge Transaction for the year ended December 31, 2021, and excludes such bargain purchase gain for the year ended December 31, 2022.
(2)For the years ended December 31, 2022, and 2021, includes an adjustment to reverse $(37.1) million and $13.9 million of net unrealized and realized gains (losses) recognized by the Company related to its existing non-controlling equity interest in Longbridge, for which the Company had elected the fair value option as provided for under ASC 825, Financial Instruments.
(3)Reflects adjustment for the amortization expense related to intangible assets acquired as a result of the Longbridge Transaction of $0.4 million and $1.0 million, for the years ended December 31, 2022 and 2021, respectively. See Note 11 for additional details on the Company's intangible assets.
(4)Includes an adjustment to recognize a $2.9 million income tax benefit related to the bargain purchase gain related to the Longbridge Transaction for the year ended December 31, 2021 and an adjustment to reverse such amount for the year ended December 31, 2022.
26. Segment Reporting
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

The following tables present the Company's results of operations by reportable segment for the years ended December 31, 2023, 2022, and 2021, and various reconciling items to the Company's results of operations overall.

	Year Ended December 31, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$344,575	$18,913	$6,684	$370,172
Interest expense	(223,814)	(25,822)	(12,815)	(262,451)
Total other income (loss)	12,457	118,512	38,230	169,199
Total expenses	16,187	101,908	69,615	187,710
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	117,031	9,695	(37,516)	89,210
Income tax expense (benefit)	—	—	457	457
Earnings (losses) from investments in unconsolidated entities	(855)	—	—	(855)
Net Income (Loss)	116,176	9,695	(37,973)	87,898
Net income (loss) attributable to non-controlling interests	3,125	(41)	730	3,814
Dividends on preferred stock	—	—	23,182	23,182
Net Income (Loss) Attributable to Common Stockholders	$113,051	$9,736	$(61,885)	$60,902
Non-cash items:
Amortization and depreciation expense	$—	$1,095	$—	$1,095

	Year Ended December 31, 2022
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$277,141	$2,859	$2,218	$282,218
Interest expense	(124,308)	(4,628)	(12,841)	(141,777)
Total other income (loss)	(118,797)	39,935	(1,585)	(80,447)
Total expenses	(29,532)	(23,674)	(31,759)	(84,965)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	4,504	14,492	(43,967)	(24,971)
Income tax expense (benefit)	—	—	(17,716)	(17,716)
Earnings (losses) from investments in unconsolidated entities	(63,614)	—	—	(63,614)
Net Income (Loss)	(59,110)	14,492	(26,251)	(70,869)
Net income (loss) attributable to non-controlling interests	212	32	(1,066)	(822)
Dividends on preferred stock	—	—	15,292	15,292
Net Income (Loss) Attributable to Common Stockholders	$(59,322)	$14,460	$(40,477)	$(85,339)
Non-cash items
Amortization and depreciation expense	$—	$330	$—	$330

	Year Ended December 31, 2021
(In thousands)	Investment Portfolio Segment	Corporate/ Other	Total
Interest income	$175,419	$86	$175,505
Interest expense	(38,990)	(5,040)	(44,030)
Total other income (loss)	21,393	(1,831)	19,562
Total expenses	(21,638)	(43,803)	(65,441)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	136,184	(50,588)	85,596
Income tax expense (benefit)	—	3,144	3,144
Earnings (losses) from investments in unconsolidated entities	58,104	—	58,104
Net Income (Loss)	194,288	(53,732)	140,556
Net income (loss) attributable to non-controlling interests	5,294	1,799	7,093
Dividends on preferred stock	—	8,117	8,117
Net Income (Loss) Attributable to Common Stockholders	$188,994	$(63,648)	$125,346
The following tables present our balance sheet by reportable segment as of December 31, 2023 and 2022, which reconciles to the Company's financial position overall.

	December 31, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,978,988	$9,092,840	$244,102	$15,315,930
Total Liabilities	4,555,212	8,872,153	352,953	13,780,318
Total Equity	1,423,776	220,687	(108,851)	1,535,612

	December 31, 2022
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,635,657	$8,227,509	$222,720	$14,085,886
Total Liabilities	4,499,669	8,092,313	273,018	12,865,000
Total Equity	1,135,988	135,196	(50,298)	1,220,886
27. Subsequent Events
On January 8, 2024, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on February 26, 2024 to stockholders of record as of January 31, 2024.
On February 7, 2024, the Board of Directors approved a dividend in the amount of $0.15 per share of common stock payable on March 25, 2024 to stockholders of record as of February 29, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. As permitted by SEC guidance that allows companies to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition, management has excluded processes and controls of Arlington, which we acquired on December 14, 2023, that have not yet been converted to our systems or processes from its assessment of internal control over financial reporting for the year ended December 31, 2023. As of December 31, 2023, total assets and liabilities related to Arlington were approximately $549.4 million and $442.9 million, respectively; for the year ended December 31, 2023 approximately $(11.4) million of net income (loss) was contributed from business activities of Arlington that have not yet been converted to our systems or processes.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Company's internal control over financial reporting as of December 31, 2023. Their report appears on page 125 of this Annual Report on Form 10-K.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2024 annual stockholders' meeting.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2024 annual stockholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2024 annual stockholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2024 annual stockholders' meeting.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2024 annual stockholders' meeting.

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
Ellington Financial Inc.
Schedule IV—Mortgage Loans on Real Estate
December 31, 2023

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Residential Mortgage Loans:								(In thousands)
Adjustable Rate Residential Mortgage Loan	$0–$249,999	5	6.75%–7.88%	10/34–12/48	n/a	n/a	n/a	$691	$—
Adjustable Rate Residential Mortgage Loan	$250,000–$499,999	8	6.50%–9.25%	11/47–10/49	n/a	n/a	n/a	2,560	1,576
Adjustable Rate Residential Mortgage Loan	$500,000–$749,999	5	3.00%–7.37%	7/35–10/49	n/a	n/a	n/a	3,188	2,631
Adjustable Rate Residential Mortgage Loan	$750,000–$999,999	3	6.25%–7.75%	12/48–7/52	n/a	n/a	n/a	2,520	1,653
Adjustable Rate Residential Mortgage Loan	$1,000,000–$1,249,999	1	5.75%	7/52	n/a	n/a	n/a	1,008	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$0–$249,999	185	4.00%–9.99%	8/46–4/50	n/a	n/a	n/a	26,489	899
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$250,000–$499,999	177	4.50%–10.25%	5/46–2/60	n/a	n/a	n/a	50,036	1,789
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$500,000–$749,999	60	4.50%–8.25%	1/47–3/60	n/a	n/a	n/a	30,210	682
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$750,000–$999,999	22	4.13%–8.38%	2/47–7/59	n/a	n/a	n/a	15,004	893
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,000,000–$1,249,999	15	4.24%–9.88%	3/47–11/61	n/a	n/a	n/a	14,658	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,250,000–$1,499,999	6	4.50%–11.13%	11/46–2/60	n/a	n/a	n/a	7,195	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,500,000–$1,749,999	2	5.75%–6.50%	11/48–6/49	n/a	n/a	n/a	3,010	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$2,250,000–$2,499,999	3	5.49%–5.99%	11/48–9/59	n/a	n/a	n/a	6,248	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$2,500,000–$2,749,999	1	4.25%	11/61	n/a	n/a	n/a	2,162	—
Fixed Rate Residential Mortgage Loan	$0–$249,999	2,065	3.00%–16.25%	1/24–1/64	n/a	n/a	n/a	302,328	18,356
Fixed Rate Residential Mortgage Loan	$250,000–$499,999	1,310	3.00%–15.50%	1/24–1/64	n/a	n/a	n/a	392,023	28,621
Fixed Rate Residential Mortgage Loan	$500,000–$749,999	384	3.38%–14.75%	1/24–10/63	n/a	n/a	n/a	202,469	11,181
Fixed Rate Residential Mortgage Loan	$750,000–$999,999	227	3.38%–12.75%	1/24–9/63	n/a	n/a	n/a	163,669	12,350
Fixed Rate Residential Mortgage Loan	$1,000,000–$1,249,999	134	3.38%–12.99%	1/24–10/63	n/a	n/a	n/a	122,918	4,446

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Residential Mortgage Loans (Continued):								(In thousands)
Fixed Rate Residential Mortgage Loan	$1,250,000–$1,499,999	80	3.50%–12.00%	1/24–6/63	n/a	n/a	n/a	86,922	6,959
Fixed Rate Residential Mortgage Loan	$1,500,000–$1,749,999	49	3.25%–12.25%	1/24–1/63	n/a	n/a	n/a	62,994	3,729
Fixed Rate Residential Mortgage Loan	$1,750,000–$1,999,999	36	3.38%–11.99%	1/24–9/53	n/a	n/a	n/a	48,664	6,650
Fixed Rate Residential Mortgage Loan	$2,000,000–$2,249,999	22	3.25%–12.00%	2/24–3/62	n/a	n/a	n/a	36,509	1,386
Fixed Rate Residential Mortgage Loan	$2,250,000–$2,499,999	10	7.49%–12.00%	2/24–12/53	n/a	n/a	n/a	17,665	2,250
Fixed Rate Residential Mortgage Loan	$2,500,000–$2,749,999	12	3.63%–12.00%	2/24–12/53	n/a	n/a	n/a	24,172	2,368
Fixed Rate Residential Mortgage Loan	$2,750,000–$2,999,999	10	7.75%–11.50%	2/24–1/53	n/a	n/a	n/a	17,306	4,754
Fixed Rate Residential Mortgage Loan	$3,000,000–$3,249,000	3	3.75%–9.49%	2/24–3/52	n/a	n/a	n/a	6,459	—
Fixed Rate Residential Mortgage Loan	$3,250,000–$3,499,000	2	8.99%–11.88%	3/24–11/24	n/a	n/a	n/a	2,975	—
Fixed Rate Residential Mortgage Loan	$3,500,000–$3,749,000	1	10.99%	1/24	n/a	n/a	n/a	3,561	—
Fixed Rate Residential Mortgage Loan	$4,000,000–$4,249,999	1	8.55%	4/24	n/a	n/a	n/a	2,843	—
Fixed Rate Residential Mortgage Loan	$4,250,000-$4,499,999	2	11.75%	5/25	n/a	n/a	n/a	8,833	—
Fixed Rate Residential Mortgage Loan	$4,500,000-$4,749,999	1	10.99%	11/24	n/a	n/a	n/a	3,736	—
Fixed Rate Residential Mortgage Loan	$5,500,000-$5,749,999	2	10.99%–11.50%	7/24–12/24	n/a	n/a	n/a	9,924	—
Fixed Rate Residential Mortgage Loan	$8,500,000–$8,749,000	1	10.00%	2/24	n/a	n/a	n/a	3,087	—
Fixed Rate Residential Mortgage Loan	$9,500,000–$9,799,000	1	11.99%	10/24	n/a	n/a	n/a	9,517	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$0–$249,999	1,359	3.25%–8.50%	1/47–7/62	n/a	n/a	n/a	203,382	2,798
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$250,000–$499,999	1,217	3.13%–8.38%	12/34–6/62	n/a	n/a	n/a	362,602	5,139
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$500,000–$749,999	493	3.00%–8.00%	11/47–6/62	n/a	n/a	n/a	254,267	1,986
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$750,000–$999,999	211	3.25%–7.63%	2/37–5/62	n/a	n/a	n/a	153,683	3,389
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,000,000–$1,249,999	113	3.25%–6.38%	10/48–6/62	n/a	n/a	n/a	107,276	1,200
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,250,000–$1,499,999	92	3.25%–6.88%	10/48–5/62	n/a	n/a	n/a	106,424	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,500,000–$1,749,999	48	3.25%–6.25%	11/47–5/62	n/a	n/a	n/a	66,885	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,750,000–$1,999,999	29	3.25%–6.88%	4/50–6/62	n/a	n/a	n/a	45,506	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,000,000–$2,249,999	14	3.25%–6.13%	4/50–7/62	n/a	n/a	n/a	24,807	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,250,000–$2,499,999	11	3.63%–5.99%	10/50–9/61	n/a	n/a	n/a	22,102	—

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Residential Mortgage Loans (Continued):								(In thousands)
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,500,000–$2,749,999	9	3.25%–5.25%	1/51–7/61	n/a	n/a	n/a	20,335	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,750,000–$2,999,999	5	3.25%–5.00%	2/51–11/61	n/a	n/a	n/a	11,991	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$3,000,000–$3,249,000	6	3.38%–5.75%	10/50–1/62	n/a	n/a	n/a	15,552	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$3,250,000–$3,499,000	2	4.50%	4/51–9/61	n/a	n/a	n/a	5,547	—
Total Residential Mortgage Loans								3,093,912	127,685
Commercial Mortgage Loans:
Adjustable Rate Commercial Mortgage Loan	$0–$4,999,999	1	11.84%	9/24	n/a	n/a	n/a	1,515	—
Adjustable Rate Commercial Mortgage Loan	$5,000,000–$9,999,999	18	9.83%–13.24%	1/24–10/25	n/a	n/a	n/a	142,483	—
Adjustable Rate Commercial Mortgage Loan	$10,000,000–$14,999,999	6	10.74%–13.10%	2/24–12/24	n/a	n/a	n/a	70,024	10,400
Adjustable Rate Commercial Mortgage Loan(3)	$15,000,000–$19,999,999	1	13.46%	n/a	n/a	n/a	n/a	14,725	15,500
Adjustable Rate Commercial Mortgage Loan	20,000,000–$24,999,999	2	5.75%–11.24%	3/24–7/24	n/a	n/a	n/a	26,248	21,836
Adjustable Rate Commercial Mortgage Loan	25,000,000–$29,999,999	1	10.30%	12/25	n/a	n/a	n/a	11,600	—
Total Commercial Mortgage Loans								266,595	47,736
Reverse Mortgage Loans:
Adjustable Rate Reverse Mortgage Loan(4)	$0–$249,999	24,490	3.16%–12.40%	n/a	n/a	n/a	n/a	3,653,580	87,166
Adjustable Rate Reverse Mortgage Loan(4)	$250,000–$499,999	11,040	3.16%–12.40%	n/a	n/a	n/a	n/a	3,915,381	80,653
Adjustable Rate Reverse Mortgage Loan(4)	$500,000–$749,999	1,126	3.79%–12.40%	n/a	n/a	n/a	n/a	650,746	28,992
Adjustable Rate Reverse Mortgage Loan(4)	$750,000–$999,999	38	7.13%–12.40%	n/a	n/a	n/a	n/a	35,470	1,586
Adjustable Rate Reverse Mortgage Loan(4)	$1,000,000–$1,249,999	6	12.04%–12.40%	n/a	n/a	n/a	n/a	7,251	1,061
Adjustable Rate Reverse Mortgage Loan(4)	$1,250,000–$1,499,999	5	11.64%–12.29%	n/a	n/a	n/a	n/a	8,189	—
Adjustable Rate Reverse Mortgage Loan(4)	$1,750,000–$1,999,999	1	12.29%	n/a	n/a	n/a	n/a	1,967	—
Adjustable Rate Reverse Mortgage Loan(4)	$2,000,000–$2,249,999	2	12.04%–12.29%	n/a	n/a	n/a	n/a	4,727	—
Fixed Rate Reverse Mortgage Loan(4)	$0–$249,999	786	2.99%–10.99%	n/a	n/a	n/a	n/a	132,479	3,810
Fixed Rate Reverse Mortgage Loan(4)	$250,000–$499,999	875	2.85%–10.99%	n/a	n/a	n/a	n/a	291,785	4,302
Fixed Rate Reverse Mortgage Loan(4)	$500,000–$749,999	187	2.99%–10.99%	n/a	n/a	n/a	n/a	104,223	2,191
Fixed Rate Reverse Mortgage Loan(4)	$750,000–$999,999	42	5.81%–10.99%	n/a	n/a	n/a	n/a	38,389	1,664
Fixed Rate Reverse Mortgage Loan(4)	$1,000,000–$1,249,999	27	8.99%–10.49%	n/a	n/a	n/a	n/a	32,464	—
Fixed Rate Reverse Mortgage Loan(4)	$1,250,000–$1,499,999	15	8.38%–10.75%	n/a	n/a	n/a	n/a	21,541	—
Fixed Rate Reverse Mortgage Loan(4)	$1,500,000–$1,749,999	6	9.75%–10.38%	n/a	n/a	n/a	n/a	10,411	1,561
Fixed Rate Reverse Mortgage Loan(4)	$1,750,000–$1,999,999	5	8.99%–10.49%	n/a	n/a	n/a	n/a	9,972	—

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Reverse Mortgage Loans (Continued):								(In thousands)
Fixed Rate Reverse Mortgage Loan(4)	$2,000,000–$2,249,999	2	8.99%–10.13%	n/a	n/a	n/a	n/a	4,470	—
Fixed Rate Reverse Mortgage Loan(4)	$2,250,000–$2,499,999	2	8.99%–9.75%	n/a	n/a	n/a	n/a	5,278	—
Fixed Rate Reverse Mortgage Loan(4)	$2,500,000–$2,749,999	1	10.74%	n/a	n/a	n/a	n/a	2,769	—
Fixed Rate Reverse Mortgage Loan(4)	$3,000,000–$3,249,000	1	9.38%	n/a	n/a	n/a	n/a	3,111	—
Fixed Rate Reverse Mortgage Loan(4)	$3,750,000–$3,999,000	1	9.99%	n/a	n/a	n/a	n/a	4,348	—
Total Reverse Mortgage Loans								8,938,551	212,986
Total Mortgage Loans								12,299,058	388,407
(1)Aggregate cost for federal income tax purposes is $1.8 billion for commercial and non-securitized residential mortgage loans. Excluded from this amount is the cost basis for federal income tax purposes of $1.6 billion of securitized residential loans and $8.2 billion of reverse mortgage loans that have been pooled into HMBS; such loans have been deemed to be sold for tax purposes but do not meet the requirements for true sale under U.S. GAAP.
(2)As of December 31, 2023, all of the Company's mortgage loans were carried at fair value. See Note 2 and Note 3 in the notes to our consolidated financial statements for additional details.
(3)In foreclosure, maturity date past due.
(4)Maturity date is not applicable for reverse mortgage loans.
The following table presents a roll-forward of the fair value of the Company's mortgage loans on real estate for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
	2023	2022	2021
(In thousands)
Beginning Balance	$11,617,079	$2,342,425	$1,400,100
Additions:
Purchases	3,349,900	11,325,966	1,949,449
Net unrealized gain	620,451	—	—
Deductions:
Cost of mortgages sold	(501,593)	(530,171)	(145,755)
Collections of principal	(2,728,769)	(1,349,308)	(812,988)
Amortization of premium and (discounts)	(8,336)	(13,607)	(13,754)
Foreclosures	(35,223)	(3,128)	(14,033)
Net unrealized loss	—	(18,299)	(119)
Net realized loss	(14,451)	(136,799)	(20,475)
Ending Balance	$12,299,058	$11,617,079	$2,342,425

3. Exhibits:

Exhibit	Description
2.1
Agreement and Plan of Merger, dated as of May 29, 2023, by and among the Company, EF Merger Sub Inc., Arlington Asset Investment Corp. and, solely for the limited purposes set forth therein, Ellington Financial Management LLC (incorporated by reference to Exhibit 2.1 of Ellington Financial Inc.’s Current Report on Form 8-K filed with the SEC on May 30, 2023)

2.2
Agreement and Plan of Merger, dated as of June 30, 2023, by and among the Company, EF Acquisition I LLC and Great Ajax Corp. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 3, 2023)

3.1	Certificate of Incorporation of Ellington Financial Inc. (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on March 4, 2019)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 22, 2023)

3.3	Amended and Restated Bylaws of Ellington Financial Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K , filed on January 5, 2023)

3.4
Certificate of Designations of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 8-A filed on October 21, 2019)

3.5
Certificate of Amendment of Certificate of Designations of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 21, 2022)

3.6
Certificate of Designations of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form 8-A filed on December 10, 2021)

3.7
Certificate of Amendment of Certificate of Designations of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on January 21, 2022)

3.8
Certificate of Designations of 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.7 of the Registration Statement on Form 8-A filed on February 3, 2023)

3.9
Certificate of Designations of 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.9 of the Registration Statement on Form 8-A filed on December 13, 2023)

3.10
Certificate of Designations of 8.250% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.10 of the Registration Statement on Form 8-A filed on December 13, 2023)

4.1
Form of certificate representing the 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form 8-A filed on October 21, 2019)

4.2
Form of certificate representing the 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form 8-A filed on December 10, 2021)

4.3
Form of certificate representing the 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form 8-A filed on February 3, 2023)

4.4
Form of certificate representing the 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock of Ellington Financial Inc. (incorporated herein by reference to Exhibit 4.4 of the Registration Statement on Form 8-A filed on December 13, 2023)

4.5
Form of certificate representing the 8.250% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form 8-A filed on December 13, 2023)

4.6
Indenture, dated as of March 31, 2022, among EF Holdco Inc., EF Cayman Holdings Ltd., Ellington Financial REIT Cayman Ltd., Ellington Financial REIT TRS LLC and EF Cayman Non-MTM Ltd., as Issuers, and Ellington Financial Inc, as Parent, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on March 31, 2022)

Exhibit	Description
(continued)
4.7
Form of EF Holdco Inc.’s, EF Cayman Holdings Ltd.’s, Ellington Financial REIT Cayman Ltd.’s, Ellington Financial REIT TRS LLC’s and EF Cayman Non-MTM Ltd.’s 5.875% Senior Notes due 2027 (included in Exhibit 4.4)

4.8	Description of Securities Registered under Section 12 of the Exchange Act

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

10.1†
Seventh Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of March 13, 2018 (incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2017)

10.2
Amended and Restated Limited Liability Company Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of December 14, 2023 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 14, 2023)

10.3
Termination Agreement, dated as of October 20, 2023, by and between Great Ajax Corp. and the Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 20, 2023)

10.4
Securities Purchase Agreement, dated as of October 20, 2023, by and between Great Ajax Corp. and the Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 20, 2023)

10.5†	2007 Incentive Plan for Individuals (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.6†	2007 Incentive Plan for Entities (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.7†	Ellington Financial LLC 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 18, 2017)

10.8†	Form of LTIP Unit Award Agreement for Directors (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.9†	Form of LTIP Unit Award Agreement for Individuals (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.10†	Form of Individual LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 18, 2017)

10.11†	Form of Non-Employee Director LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on May 18, 2017)

10.12†	Form of OP LTIP Unit Award for Directors (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2019)

10.13†	Form of OP LTIP Unit Award for Officers (incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2019)

10.14†	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-11 (No. 333-160562), filed on September 3, 2009, as amended)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-4 (No. 333-273309), filed on July 18, 2023)

23.1	Consent of the Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, for Financial Statements of Longbridge Financial, LLC

23.3	Consent of Richey May & Co., for Financial Statements of LendSure Mortgage Corp.

24.1	Power of Attorney (included on Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit	Description
(continued)
97.1†	Policy Relating to Recovery of Erroneously Awarded Compensation

99.1	Financial Statements of LendSure Mortgage Corp. for the years ended December 31, 2023 and 2022

99.2
Financial Statements of LendSure Mortgage Corp. for the years ended December 31, 2022 and 2021 (incorporated by reference to Exhibit 99.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2022, as amended)

99.3
Financial Statements of Longbridge Financial, LLC as of October 2, 2022 and for the period January 1, 2022 through October 2, 2022 (incorporated by reference to Exhibit 99.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2022, as amended)

99.4
Ellington Financial Inc. unaudited pro forma condensed combined financial information for the year ended December 31, 2022 (incorporated by reference to Exhibit 99.3 of the Annual Report on Form 10-K for the Year Ended December 31, 2022, as amended)

99.5	Financial Statements of Longbridge Financial, LLC (incorporated by reference to Exhibit 99.4 of the Annual Report on Form 10-K for the Year Ended December 31, 2022, as amended)

99.6
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

ELLINGTON FINANCIAL INC.
Date:	February 29, 2024	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY
We, the undersigned officers and directors of Ellington Financial Inc., hereby severally constitute Laurence Penn, Daniel Margolis, Alaael-Deen Shilleh, and JR Herlihy, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Ellington Financial Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Director (Principal Executive Officer)	February 29, 2024
LAURENCE PENN

/s/ JR HERLIHY	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024
JR HERLIHY

/s/ LISA MUMFORD	Director	February 29, 2024
LISA MUMFORD

/s/ RONALD I. SIMON PH.D	Chairman of the Board	February 29, 2024
RONALD I. SIMON PH.D

/s/ EDWARD RESENDEZ	Director	February 29, 2024
EDWARD RESENDEZ

/s/ STEPHEN J. DANNHAUSER	Director	February 29, 2024
STEPHEN J. DANNHAUSER