Form 10-Q
period 2024-03-31
Ellington Financial Inc.
filed 2024-05-10
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of May 3, 2024: 85,041,913

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2024	December 31, 2023
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$187,467	$228,927
Restricted cash(1)	6,343	1,618
Securities, at fair value(1)(2)	1,328,848	1,518,377
Loans, at fair value(1)(2)	12,644,232	12,306,636
Loan commitments, at fair value	3,917	2,584
Forward MSR-related investments, at fair value(1)	160,009	163,336
Mortgage servicing rights, at fair value	29,889	29,580
Investments in unconsolidated entities, at fair value	125,366	116,414
Real estate owned(1)(2)	19,999	22,085
Financial derivatives—assets, at fair value	150,343	143,996
Reverse repurchase agreements	183,607	173,145
Due from brokers	17,099	51,884
Investment related receivables(1)	200,059	480,249
Other assets(1)	75,422	77,099
Total Assets	$15,132,600	$15,315,930
Liabilities
Securities sold short, at fair value	$165,118	$154,303
Repurchase agreements(1)	2,517,747	2,967,437
Financial derivatives—liabilities, at fair value	40,425	61,776
Due to brokers	62,646	62,442
Investment related payables	32,329	37,403
Other secured borrowings(1)	180,918	245,827
Other secured borrowings, at fair value(1)	1,569,149	1,424,668
HMBS-related obligations, at fair value	8,619,463	8,423,235
Unsecured borrowings, at fair value	270,936	272,765
Base management fee payable to affiliate	5,730	5,660
Dividends payable	15,168	11,528
Interest payable(1)	25,177	22,933
Accrued expenses and other liabilities(1)	74,638	90,341
Total Liabilities	13,579,444	13,780,318
Commitments and contingencies (Note 24)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 14,757,222 and 14,757,222 shares issued and outstanding, and $368,931 and $368,931 aggregate liquidation preference, respectively	355,551	355,551
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 85,056,648 and 83,000,488 shares issued and outstanding, respectively	85	83
Additional paid-in-capital	1,540,857	1,514,797
Retained earnings (accumulated deficit)	(363,034)	(353,360)
Total Stockholders' Equity	1,533,459	1,517,071
Non-controlling interests(1)	19,697	18,541
Total Equity	1,553,156	1,535,612
Total Liabilities and Equity	$15,132,600	$15,315,930
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

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2024	March 31, 2023(1)
(In thousands, except per share amounts)
Net Interest Income
Interest income	$101,520	$87,174
Interest expense	(70,464)	(59,617)
Total net interest income	31,056	27,557
Other Income (Loss)
Realized gains (losses) on securities and loans, net	(17,208)	(36,767)
Realized gains (losses) on financial derivatives, net	3,478	(25,447)
Realized gains (losses) on real estate owned, net	(1,372)	(56)
Unrealized gains (losses) on securities and loans, net	5,573	99,257
Unrealized gains (losses) on financial derivatives, net	30,365	2,763
Unrealized gains (losses) on real estate owned, net	(679)	4
Unrealized gains (losses) on other secured borrowings, at fair value, net	(12,524)	(29,680)
Unrealized gains (losses) on unsecured borrowings, at fair value	1,829	6,510
Net change from HECM reverse mortgage loans, at fair value	205,497	163,121
Net change related to HMBS obligations, at fair value	(177,982)	(131,534)
Other, net	7,508	3,504
Total other income (loss)	44,485	51,675
Expenses
Base management fee to affiliate (Net of fee rebates of $86 and $172, respectively)(2)	5,730	4,956
Investment related expenses:
Servicing expense	5,688	4,807
Debt issuance costs related to Other secured borrowings, at fair value	3,113	—
Other	4,435	3,869
Professional fees	2,970	3,556
Compensation and benefits	14,643	15,049
Other expenses	7,076	5,665
Total expenses	43,655	37,902
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	31,886	41,330
Income tax expense (benefit)	61	21
Earnings (losses) from investments in unconsolidated entities	2,226	3,444
Net Income (Loss)	34,051	44,753
Net income (loss) attributable to non-controlling interests	482	720
Dividends on preferred stock	6,654	5,117
Net Income (Loss) Attributable to Common Stockholders	$26,915	$38,916
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.32	$0.58
(1)Conformed to current period presentation.
(2)See Note 16 for further details on management fee rebates.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2023	$355,551	83,000,488	$83	$1,514,797	$(353,360)	$1,517,071	$18,541	$1,535,612
Net income (loss)					33,569	33,569	482	34,051
Net proceeds from the issuance of common stock(1)		2,103,725	2	26,854		26,856		26,856
Contributions from non-controlling interests							2,084	2,084
Common dividends(2)					(36,589)	(36,589)	(347)	(36,936)
Preferred dividends(3)					(6,654)	(6,654)		(6,654)
Distributions to non-controlling interests							(1,589)	(1,589)
Adjustment to non-controlling interests				(524)		(524)	524	—
Repurchase of shares of common stock		(47,565)	—	(524)		(524)		(524)
Share-based long term incentive plan unit awards				254		254	2	256
BALANCE, March 31, 2024	$355,551	85,056,648	$85	$1,540,857	$(363,034)	$1,533,459	$19,697	$1,553,156

BALANCE, December 31, 2022	$227,432	63,812,215	$64	$1,259,352	$(290,881)	$1,195,967	$24,919	$1,220,886
Net income (loss)					44,033	44,033	720	44,753
Net proceeds from the issuance of common stock(1)		4,433,861	4	60,461		60,465		60,465
Net proceeds from the issuance of preferred stock(1)	96,488					96,488		96,488
Contributions from non-controlling interests							757	757
Common dividends(2)					(30,297)	(30,297)	(367)	(30,664)
Preferred dividends(3)					(5,117)	(5,117)		(5,117)
Distributions to non-controlling interests							(1,065)	(1,065)
Adjustment to non-controlling interests				37		37	(37)	—
Repurchase of shares of common stock		(1,061,000)	(1)	(12,071)		(12,072)		(12,072)
Share-based long term incentive plan unit awards				328		328	4	332
BALANCE, March 31, 2023	$323,920	67,185,076	$67	$1,308,107	$(282,262)	$1,349,832	$24,931	$1,374,763
(1)Net of discounts and commissions and offering costs.
(2)For the three-month periods ended March 31, 2024 and 2023, dividends totaling $0.43 and $0.45, respectively, per share of common stock and convertible unit outstanding were declared.
(3)For the three-month period ended March 31, 2024 and 2023, dividends totaling $2.3046875 and $1.31563, respectively, per share of preferred stock were declared.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended
	March 31, 2024	March 31, 2023
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(59,461)	$(48,662)
Cash Flows from Investing Activities:
Purchase of securities	(266,368)	(440,666)
Purchase and origination of loans	(905,310)	(675,665)
Receipt of distributions on Forward MSR-related investments	8,537	—
Capital improvements of real estate owned	—	(26)
Proceeds from disposition of securities	737,308	507,153
Proceeds from disposition of loans	52,402	—
Contributions to investments in unconsolidated entities	(15,659)	(5,654)
Distributions from investments in unconsolidated entities	27,533	42,530
Proceeds from disposition of real estate owned	13,091	13,082
Proceeds from FHA insurance claims and other receivables on HECM loans	11,813	—
Proceeds from principal payments of securities	35,043	38,440
Proceeds from principal payments of loans	637,627	536,983
Proceeds from securities sold short	21,942	127,172
Repurchase of securities sold short	(10,046)	(180,963)
Payments on financial derivatives	(77,127)	(93,263)
Proceeds from financial derivatives	82,030	70,235
Payments made on reverse repurchase agreements	(8,351,628)	(10,437,812)
Proceeds from reverse repurchase agreements	8,340,599	10,484,229
Due from brokers, net	35,199	56
Due to brokers, net	15,986	(4,557)
Net cash provided by (used in) investing activities	392,972	(18,726)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	26,903	60,611
Net proceeds from the issuance of preferred stock(1)	—	96,850
Offering costs paid	(212)	(45)
Repurchase of common stock	(524)	(12,072)
Dividends paid	(39,950)	(33,981)
Contributions from non-controlling interests	1,040	816
Distributions to non-controlling interests	(1,589)	(1,065)
Proceeds from issuance of Other secured borrowings	334,718	400,278
Principal payments on Other secured borrowings	(399,627)	(380,616)
Borrowings under repurchase agreements	15,281,381	9,785,538
Repayments of repurchase agreements	(15,589,965)	(9,967,872)
Proceeds from issuance of Other secured borrowings, at fair value, net	18,271	—
Proceeds from issuance of HMBS	292,702	332,845
Principal payments on HMBS related obligations, at fair value	(278,440)	(262,386)
Due from brokers, net	(1,192)	13,355
Due to brokers, net	(13,762)	3,419
Net cash provided by (used in) financing activities	$(370,246)	35,675
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(36,735)	(31,713)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	230,545	221,869
Cash, Cash Equivalents, and Restricted Cash, End of Period	$193,810	$190,156

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2024	March 31, 2023
(In thousands)	Expressed in U.S. Dollars
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents, beginning of period	$228,927	$217,053
Restricted cash, beginning of period	1,618	4,816
Cash and cash equivalents and restricted cash, beginning of period	230,545	221,869
Cash and cash equivalents, end of period	187,467	188,555
Restricted cash, end of period	6,343	1,601
Cash and cash equivalents and restricted cash, end of period	193,810	190,156
Supplemental disclosure of cash flow information:
Interest paid	$68,220	$67,143
Income tax paid (refunded)	232	(518)
Dividends payable	15,168	14,043
Transfers from mortgage loans to real estate owned (non-cash)	13,056	3,134
Transfers from mortgage loans to other sales and claims receivable (non-cash)	12,026	10,501
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	18,600	17,175
Transfers from securities to corporate loans (non-cash)	500	—
Contributions to investments in unconsolidated entities (non-cash)	—	(7,957)
Purchase of investments (non-cash)	—	(25,580)
Purchase of loans, net (non-cash)	—	(72,257)
Proceeds from the disposition of loans (non-cash)	—	174,181
Proceeds from principal payments of investments (non-cash)	31,184	35,371
Principal payments on Other secured borrowings, at fair value (non-cash)	(31,184)	(35,371)
Proceeds received from Other secured borrowings, at fair value (non-cash)	144,217	—
Proceeds from issuance of Other secured borrowings, net (non-cash)	—	67,921
Repayments of repurchase agreements (non-cash)	(141,106)	(141,453)
(1)Net of discounts and commissions.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," and Regulation S-X. The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, its subsidiaries, and variable interest entities, or "VIEs," for which the Company is deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material. In management's opinion, all material adjustments considered necessary for a fair statement of the Company's consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in the condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
The Company has securitized certain mortgage loans, including residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans," and proprietary reverse mortgage loans. The Company's securitized non-QM loans are held as part of a collateralized financing entity, or "CFE." A CFE is a VIE that holds financial assets, issues beneficial interests in those assets, and has no more than nominal equity, and for which the issued beneficial interests have contractual recourse only to the related assets of the CFE. ASC 810, Consolidation ("ASC 810") allows the Company to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. The Company has elected the FVO for initial and subsequent recognition of the debt issued by its consolidated securitization trusts and has determined that each consolidated securitization trust meets the definition of a CFE; see Note 13 "Securitization Transactions, —Residential Mortgage Loan Securitizations and —Proprietary Reverse Mortgage Loan Securitizations" for further discussion on the Company's consolidated securitization trusts. The Company has determined the inputs to the fair value measurement of the financial liabilities of each of its CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of each of the CFEs to measure the fair value of the financial assets of each of the CFEs. The fair value of the debt issued by each CFE is typically valued using both external pricing data, which includes third-party valuations, and internal pricing models. The securitized loans, which are assets of the consolidated CFEs, are included in Loans, at fair value, on the Company's Condensed Consolidated Balance Sheet. The debt issued by the consolidated CFEs is included in Other secured borrowings, at fair value, on the Company's Condensed Consolidated Balance Sheet. Unrealized gains (losses) from changes in fair value of Other secured borrowings, at fair value, are included in Unrealized gains (losses) on other secured borrowings, at fair value, net, on the Company's Condensed Consolidated Statement of Operations. The securitized non-QM loans and the debt issued by the Company's CFEs are both classified as Level 3.
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
(D) Accounting for Loans: The Company's loan portfolio primarily consists of residential mortgage, commercial mortgage, consumer, and reverse mortgage loans. The Company's loans are accounted for under ASC 310-10, Receivables, and are classified as held-for-investment when the Company has the intent and ability to hold such loans for the foreseeable future or to maturity/payoff. When the Company has the intent to sell loans, such loans will be classified as held-for-sale. Mortgage loans held-for-sale are accounted for under ASC 948-310, Financial services—mortgage banking. Transfers between held-for-investment and held-for-sale occur once the Company's intent to sell the loans changes. The Company may aggregate its loans into pools based on common risk characteristics at purchase. The Company has chosen to elect the FVO pursuant to ASC 825 for its loan portfolios. Loans are recorded at fair value on the Condensed Consolidated Balance Sheet and changes in fair value are recorded in earnings on the Condensed Consolidated Statement of Operations. Changes in fair value on residential mortgage, commercial mortgage, consumer, corporate loans, and propriety reverse mortgage loans are included as a component of Unrealized gains (losses) on securities and loans, net. Changes in fair value on HECM reverse mortgage loans held-for-investment is included as a component of Net change from HECM reverse mortgage loans, at fair value, on the Condensed Consolidated Statement of Operations. The Company generates income from fees on certain loans, generally reverse mortgage and commercial mortgage loans, that it originates and holds for investment, including origination, servicing, and exit fees. Such fee income is recorded when earned and included in Other, net on the Condensed Consolidated Statement of Operations.
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
For each loan (including residential, commercial, and proprietary reverse mortgage loans and consumer loans) purchased with the expectation that both interest and principal will be paid in full, the Company generally amortizes or accretes any premium or discount over the life of the loan utilizing the effective interest method. However, based on current information and market developments, the Company re-assesses the collectibility of interest and principal, and generally designates a loan as in non-accrual status either when any payments have become 90 or more days past due, or when, in the opinion of management, it is probable that the Company will be unable to collect either interest or principal in full. Once a loan is designated as in non-accrual status, as long as principal is still expected to be collectible in full, interest payments are recorded as interest income only when received (i.e., under the cash basis method); accruals of interest income are only resumed when the loan becomes contractually current and performance is demonstrated to be resumed. However, if principal is not expected to be collectible in full, the cost recovery method is used (i.e., no interest income is recognized, and all payments received—whether contractually interest or principal—are applied to cost).
Interest income on HECM reverse mortgage loans held-for-investment is recognized based on the stated rate of the loan. Such interest income is included on the Condensed Consolidated Statement of Operations as a component of Net change from HECM reverse mortgage loans, at fair value.
For Forward MSR-related investments, the Company recognizes interest income based on the effective interest method. For purposes of estimating future expected cash flows, management uses various assumptions about the mortgage loans underlying the MSRs, including but not limited to the timing and amount of prepayments. These assumptions are re-evaluated not less than quarterly. Changes in projected cash flows may result in prospective changes in the yield/interest income recognized on such investments based on the updated expected future cash flows. Interest income on Forward MSR-related investments is included on the Condensed Consolidated Statement of Operations as a component of Interest Income.
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
(F) Mortgage Servicing Rights: MSRs represent contractual rights to perform specific administrative functions for the underlying loans including specified mortgage servicing activities, which include collecting loan payments, remitting principal and interest payments, managing escrow accounts for mortgage-related expenses such as taxes and insurance, and various other administrative tasks required to adequately service the mortgage loan portfolio. MSRs are created when the Company sells originated or purchased reverse mortgage loans but retains the servicing rights; MSRs can also be acquired in the secondary market. The Company has elected the FVO for its MSRs in accordance with ASC 860-50, Transfers and Servicing—Servicing assets and liabilities ("ASC 860-50"). Under this methodology, the Company fair values its MSRs on a recurring basis with changes in fair value recorded through earnings on the Condensed Consolidated Statement of Operations in Other, net. The Company accrues a base servicing fee for each serviced loan, typically based on the remaining outstanding principal balance of the loan and a fixed annual percentage fee, which is included in Other, net on the Condensed Consolidated Statement of Operations. Costs of servicing and ancillary fees are recognized as incurred or earned, and are included in Servicing expense on the Condensed Consolidated Statement of Operations.
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
(U) Leases: The Company accounts for its leases under ASU 842, Leases, "ASC 842," using a right-of-use, or "ROU," model, which recognizes that, at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. For each lease with a term greater than one year the Company recognizes a ROU asset as well as a lease liability, which is included in Other assets and Accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheet.
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
(AD) Income Taxes: The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company is generally not subject to federal and state income tax to the extent it distributes its taxable income to its stockholders within the prescribed timeframes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including distributing at least 90% of its annual taxable income to stockholders. Even if the Company qualifies as a REIT, it may be subject to certain federal, state, local, and foreign taxes on its income and property. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state, and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which the Company fails to qualify as a REIT.
As a REIT, if the Company fails to distribute in any calendar year (subject to specific timing rules for deficiency dividends) at least the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, the Company would be subject to a non-deductible 4% federal excise tax on the excess of such required distribution over the sum of (i) the amounts actually distributed and (ii) the amounts of income retained and on which the Company has paid corporate income tax.
The Company elected to treat certain domestic and foreign subsidiaries as TRSs, and may elect to treat other current or future subsidiaries as TRSs. In general, a TRS may hold assets and engage in any real estate or non-real estate-related activities that the Company cannot hold or engage in directly. A domestic TRS may, but is not required to, declare dividends to the Company; such dividends will be included in the Company's taxable income/(loss) and may necessitate a distribution to the Company's stockholders. Conversely, if the Company retains earnings at the level of a domestic TRS, such earnings will increase the book equity of the consolidated entity. A domestic TRS is subject to U.S. federal, state, and local corporate income taxes. The Company has elected and may elect in the future to treat certain of its foreign corporate subsidiaries as TRSs and, accordingly, taxable income generated by these TRSs may not be subject to U.S. federal, state, and local corporate income taxation, but generally will be included in the Company's income on a current basis as Subpart F income, whether or not distributed. The Company's foreign subsidiaries may be subject to income taxes in their relevant foreign jurisdictions. The Company's financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation.
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

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:
March 31, 2024:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$655,850	$6,722	$662,572
Non-Agency RMBS	—	136,950	100,778	237,728
CMBS	—	7,698	14,695	22,393
CLOs	—	41,323	23,377	64,700
Asset-backed securities, backed by consumer loans	—	—	71,544	71,544
Other ABS	—	—	14,689	14,689
Corporate debt securities	—	—	12,929	12,929
Corporate equity securities	6,827	—	10,428	17,255
U.S. Treasury securities	—	225,038	—	225,038
Loans, at fair value:
Residential mortgage loans	—	—	3,160,176	3,160,176
Commercial mortgage loans	—	—	294,100	294,100
Consumer loans	—	—	1,289	1,289
Corporate loans	—	—	6,219	6,219
Reverse mortgage loans	—	—	9,182,448	9,182,448
Forward MSR-related investments, at fair value	—	—	160,009	160,009
MSRs, at fair value	—	—	29,889	29,889
Servicing asset, at fair value	—	—	324	324
Loan commitments, at fair value	—	—	3,917	3,917
Investment in unconsolidated entities, at fair value	—	—	125,366	125,366
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	8	8
Credit default swaps on asset-backed indices	—	1,948	—	1,948
Credit default swaps on corporate bonds	—	107	—	107
Credit default swaps on corporate bond indices	—	11,830	—	11,830
Interest rate swaps	—	135,115	—	135,115
Total return swaps	—	—	6	6
TBAs	—	879	—	879
Warrants	—	53	—	53
Futures	61	—	—	61
Forwards	—	336	—	336
Total assets	$6,888	$1,217,127	$13,218,913	$14,442,928

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(165,118)	$—	$(165,118)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(32)	—	(32)
Credit default swaps on corporate bonds	—	(246)	—	(246)
Credit default swaps on corporate bond indices	—	(22,037)	—	(22,037)
Interest rate swaps	—	(16,653)	—	(16,653)
TBAs	—	(569)	—	(569)
Futures	(888)	—	—	(888)
Forwards	—	—	—	—
Other secured borrowings, at fair value	—	—	(1,569,149)	(1,569,149)
HMBS-related obligations, at fair value	—	—	(8,619,463)	(8,619,463)
Unsecured borrowings, at fair value	—	—	(270,936)	(270,936)
Total liabilities	$(888)	$(204,655)	$(10,459,548)	$(10,665,091)
December 31, 2023:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$847,712	$5,512	$853,224
Non-Agency RMBS	—	150,349	155,240	305,589
CMBS	—	31,289	14,143	45,432
CLOs	—	17,539	20,439	37,978
Asset-backed securities, backed by consumer loans	—	—	74,226	74,226
Other ABS	—	—	7,696	7,696
Corporate debt securities	—	—	8,041	8,041
Corporate equity securities	8,834	—	12,294	21,128
U.S. Treasury securities	—	165,063	—	165,063
Loans, at fair value:
Residential mortgage loans	—	—	3,093,912	3,093,912
Commercial mortgage loans	—	—	266,595	266,595
Consumer loans	—	—	1,759	1,759
Corporate loans	—	—	5,819	5,819
Reverse mortgage loans	—	—	8,938,551	8,938,551
Forward MSR-related investments, at fair value	—	—	163,336	163,336
MSRs, at fair value	—	—	29,580	29,580
Servicing asset, at fair value	—	—	1,327	1,327
Loan commitments, at fair value	—	—	2,584	2,584
Investment in unconsolidated entities, at fair value	—	—	116,414	116,414

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	$—	$—	$8	$8
Credit default swaps on asset-backed indices	—	3,318	—	3,318
Credit default swaps on corporate bonds	—	25	—	25
Credit default swaps on corporate bond indices	—	7,259	—	7,259
Interest rate swaps	—	129,239	—	129,239
Total return swaps	—	—	6	6
TBAs	—	2,182	—	2,182
Warrants	—	1,702	—	1,702
Futures	245	—	—	245
Forwards	—	12	—	12
Total assets	$9,079	$1,355,689	$12,917,482	$14,282,250
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(154,303)	$—	$(154,303)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(32)	—	(32)
Credit default swaps on corporate bonds	—	(225)	—	(225)
Credit default swaps on corporate bond indices	—	(15,894)	—	(15,894)
Interest rate swaps	—	(31,745)	—	(31,745)
TBAs	—	(5,820)	—	(5,820)
Futures	(7,990)	—	—	(7,990)
Forwards	—	(70)	—	(70)
Other secured borrowings, at fair value	—	—	(1,424,668)	(1,424,668)
HMBS-related obligations, at fair value	—	—	(8,423,235)	(8,423,235)
Unsecured borrowings, at fair value	—	—	(272,765)	(272,765)
Total liabilities	$(7,990)	$(208,089)	$(10,120,668)	$(10,336,747)

The tables below include roll-forwards of the Company's financial instruments for the three-month periods ended March 31, 2024 and 2023 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended March 31, 2024

(In thousands)	Beginning Balance as of December 31, 2023	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2024
Assets:
Securities, at fair value:
Agency RMBS	$5,512	$(257)	$1	$(152)	$315	$(131)	$1,434	$—	$6,722
Non-Agency RMBS	155,240	(933)	1,374	6,241	3,857	(38,870)	1,404	(27,536)	100,777
CMBS	14,143	188	136	590	336	(1,098)	995	(595)	14,695
CLOs	20,439	(277)	(3,629)	3,655	3,916	(2,440)	1,713	—	23,377
Asset-backed securities backed by consumer loans	74,226	(2,069)	(1,353)	561	8,291	(8,111)	—	—	71,545
Other ABS	7,696	368	—	(357)	6,993	(11)	—	—	14,689
Corporate debt securities	8,041	—	33	631	5,156	(932)	—	—	12,929
Corporate equity securities	12,294	—	739	(458)	—	(2,147)	—	—	10,428
Loans, at fair value:
Residential mortgage loans	3,093,912	(254)	(2,496)	6,085	516,075	(453,146)	—	—	3,160,176
Commercial mortgage loans	266,595	—	—	(1,111)	105,956	(77,340)	—	—	294,100
Consumer loans	1,759	(123)	(28)	22	109	(450)	—	—	1,289
Corporate loans	5,819	—	—	(100)	585	(85)	—	—	6,219
Reverse mortgage loans(3)	8,938,551	—	—	199,307	317,050	(272,460)	—	—	9,182,448
Forward MSR-related investments, at fair value	163,336	3,597	—	1,612	—	(8,536)	—	—	160,009
MSRs, at fair value(3)	29,580	—	—	309	—	—	—	—	29,889
Servicing asset, at fair value	1,327	—	—	(1,003)	—	—	—	—	324
Loan commitments, at fair value	2,584	—	—	1,333	—	—	—	—	3,917
Investments in unconsolidated entities, at fair value	116,414	—	1,173	1,053	34,259	(27,533)	—	—	125,366
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	8	—	—	—	—	—	—	—	8
Total return swaps	6	—	21	—	—	(21)	—	—	6
Total assets, at fair value	$12,917,482	$240	$(4,029)	$218,218	$1,002,898	$(893,311)	$5,546	$(28,131)	$13,218,913
Liabilities:
Other secured borrowings, at fair value	(1,424,668)	(652)	—	(12,524)	31,184	(162,489)	—	—	(1,569,149)
Unsecured borrowings, at fair value	(272,765)	—	—	1,829	—	—	—	—	(270,936)
HMBS-related obligations, at fair value	(8,423,235)	—	—	(178,317)	274,457	(292,368)	—	—	(8,619,463)
Total liabilities, at fair value	$(10,120,668)	$(652)	$—	$(189,012)	$305,641	$(454,857)	$—	$—	$(10,459,548)
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
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2024, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2024. For Level 3 financial instruments held by the Company at March 31, 2024, change in net unrealized gain (loss) of $8.0 million, $204.1 million, $1.6 million, $0.3 million, $(1.0) million, $1.3 million, $0.5 million, $(1) thousand, $(12.5) million, $1.8 million, and $(178.0) million for the three-month period ended March 31, 2024 relate to securities, loans, Forward MSR-related investments, MSRs, servicing asset, loan commitments, investments in unconsolidated entities, financial derivatives-assets, other secured borrowings, Unsecured borrowings, and HMBS-related obligations, at fair value, respectively.
At March 31, 2024, the Company transferred $28.1 million of assets from Level 3 to Level 2 and $5.5 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
Three-Month Period Ended March 31, 2023

(In thousands)	Beginning Balance as of December 31, 2022	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2023
Assets:
Securities, at fair value:
Agency RMBS	$7,027	$(349)	$(13)	$156	$141	$(872)	$194	$(91)	$6,193
Non-Agency RMBS	132,502	132	891	(4,376)	30,533	(23,422)	21,582	(1,565)	156,277
CMBS	12,649	50	—	(1,421)	—	—	758	(269)	11,767
CLOs	24,598	169	89	(614)	1,481	(1)	2,952	—	28,674
Asset-backed securities backed by consumer loans	73,644	(1,327)	78	(2,072)	12,140	(10,263)	—	—	72,200
Corporate debt securities	7,533	—	(258)	271	2,895	(2,094)	—	—	8,347
Corporate equity securities	11,111	—	—	(40)	31	—	—	—	11,102
Loans, at fair value:
Residential mortgage loans	3,115,518	(1,662)	(5,588)	53,645	320,212	(457,381)	—	—	3,024,744
Commercial mortgage loans	404,324	—	(2)	340	36,220	(66,649)	—	—	374,233
Consumer loans	4,843	(246)	96	(254)	300	(770)	—	—	3,969
Corporate loans	4,086	—	(100)	1	936	(3)	—	—	4,920
Reverse mortgage loans(3)	8,097,237	—	(3)	171,567	420,478	(284,578)	—	—	8,404,701
MSRs, at fair value(3)	8,108	—	—	(8)	—	—	—	—	8,100
Servicing asset, at fair value	999	—	—	(700)	—	—	—	—	299
Loan commitments, at fair value	3,060	—	—	239	—	—	—	—	3,299
Investments in unconsolidated entities, at fair value	127,046	—	1,472	1,972	30,787	(42,530)	—	—	118,747
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	76	—	1	—	—	(1)	—	—	76
Total assets, at fair value	$12,034,361	$(3,233)	$(3,337)	$218,706	$856,154	$(888,564)	$25,486	$(1,925)	$12,237,648
Liabilities:
Other secured borrowings, at fair value	$(1,539,881)	$(402)	$—	$(29,680)	$35,371	$—	$—	$—	$(1,534,592)
Unsecured borrowings, at fair value	(191,835)	—	—	6,510	—	—	—	—	(185,325)
HMBS-related obligations, at fair value	(7,787,155)	—	—	(131,534)	275,618	(332,845)	—	—	(7,975,916)
Total liabilities, at fair value	$(9,518,871)	$(402)	$—	$(154,704)	$310,989	$(332,845)	$—	$—	$(9,695,833)
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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2023, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2023. For Level 3 financial instruments held by the Company at March 31, 2023, change in net unrealized gain (loss) of $(3.6) million, $225.5 million, $(8) thousand, $(0.7) million, $0.2 million, $(1.9) million, $(29.7) million, $6.5 million, and $(131.5) million, for the three-month period ended March 31, 2023 relate to securities, loans, MSRs, servicing asset, loan commitments, investments in unconsolidated entities, other secured borrowings, Unsecured borrowings, and HMBS-related obligations, at fair value, respectively.
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
The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024		December 31, 2023
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$187,467	$187,467	$228,927	$228,927
Restricted cash	6,343	6,343	1,618	1,618
Due from brokers	17,099	17,099	51,884	51,884
Reverse repurchase agreements	183,607	183,607	173,145	173,145
Liabilities:
Repurchase agreements	2,517,747	2,517,747	2,967,437	2,967,437
Other secured borrowings	180,918	180,918	245,827	245,827
Due to brokers	62,646	62,646	62,442	62,442
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

The following table identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2024:
March 31, 2024:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$58,644	Market Quotes	Non Binding Third-Party Valuation	$0.80	$120.17	$68.66
	42,133	Discounted Cash Flows
	100,777		Yield	0.0%	99.3%	12.4%
			Projected Collateral Prepayments	0.0%	100.0%	41.6%
			Projected Collateral Losses	0.0%	87.8%	19.7%
			Projected Collateral Recoveries	0.0%	15.7%	2.4%
Non-Agency CMBS	13,007	Market Quotes	Non Binding Third-Party Valuation	$4.64	$75.42	$42.37
	1,688	Discounted Cash Flows
	14,695		Yield	7.4%	47.8%	13.0%
			Projected Collateral Losses	—%	75.3%	5.3%
			Projected Collateral Recoveries	24.7%	100.0%	93.3%
CLOs	13,198	Market Quotes	Non Binding Third-Party Valuation	$0.25	$99.55	$74.23
	10,179	Discounted Cash Flows
	23,377		Yield	—%	154.3%	20.1%
Agency interest only RMBS	1,289	Market Quotes	Non Binding Third-Party Valuation	$2.75	$19.76	$6.60
	5,433	Option Adjusted Spread ("OAS")
	6,722		LIBOR OAS(1)	36	6,663	399
			Projected Collateral Prepayments	16.4%	100.0%	58.7%
ABS	14,689	Market Quotes		$3.42	$83.59	$58.65
	71,545	Discounted Cash Flows
	86,234		Yield	10.0%	25.0%	12.5%
			Projected Collateral Prepayments	0.0%	82.8%	14.1%
			Projected Collateral Losses	0.0%	34.8%	25.0%
Corporate debt and equity	23,357	Discounted Cash Flows	Yield	6.0%	33.4%	13.0%
Performing and re-performing residential mortgage loans	1,517,574	Discounted Cash Flows	Yield	1.5%	57.5%	8.7%
Securitized residential mortgage loans(2)(3)	1,427,142	Market Quotes	Non Binding Third-Party Valuation	$25.27	$98.87	$87.08
	106,480	Discounted Cash Flows
	1,533,622		Yield	2.5%	16.5%	4.6%
Non-performing residential mortgage loans	108,980	Discounted Cash Flows	Yield	1.3%	63.2%	15.0%
			Recovery Amount	65.7%	239.4%	106.4%
			Months to Resolution	7.0	110.4	23.2
Performing commercial mortgage loans	256,661	Discounted Cash Flows	Yield	9.7%	12.9%	11.5%
Non-performing commercial mortgage loans	37,439	Discounted Cash Flows	Yield	14.9%	24.3%	20.7%
			Recovery Amount	37.5%	129.0%	94.8%
			Months to Resolution	9.0	14.0	9.7

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Consumer loans	1,289	Discounted Cash Flows	Yield	9.0%	15.0%	11.3%
			Projected Collateral Prepayments	0.1%	71.2%	11.9%
			Projected Collateral Losses	0.3%	71.2%	19.6%
Corporate loans	6,219	Discounted Cash Flows	Yield	6.9%	28.5%	12.4%
Reverse Mortgage Loans—HECM	8,803,113	Discounted Cash Flows	Yield	2.7%	6.9%	4.6%
			Conditional Prepayment Rate	6.5%	33.3%	7.4%
Reverse Mortgage Loans—HECM buyouts	18,692	Discounted Cash Flows	Yield	7.7%	14.1%	9.5%
			Months to Resolution	0.3	62.0	23.7
Reverse Mortgage Loans—Unsecuritized Proprietary	175,790	Discounted Cash Flows	Yield	7.3%	8.9%	8.4%
			Conditional Prepayment Rate	12.0%	69.6%	15.1%
Reverse Mortgage Loans—Securitized Proprietary	184,853	Market Quotes	Non Binding Third-Party Valuation	$73.98	$88.76	$87.59
			Yield	7.3%	8.9%	8.4%
Forward MSR-related investments	160,009	Discounted Cash Flows	Yield	9.8%	9.8%	9.8%
			Conditional Prepayment Rate	6.2%	6.2%	6.2%
MSRs	29,889	Discounted Cash Flows	Yield	17.4%	17.4%	17.4%
			Conditional Prepayment Rate	11.7%	18.9%	14.2%
Servicing Asset	324	Discounted Cash Flows	Yield	15.0%	15.0%	15.0%
Loan Commitments	3,917	Discounted Cash Flows	Pull-through rate	59.6%	100.0%	71.7%
			Cost to originate	3.1%	7.9%	5.6%
Investment in unconsolidated entities—Loan origination entities	30,890	Enterprise Value	Equity Price-to-Book(4)	1.0x	1.5x	1.0x
Investment in unconsolidated entities—Other	94,476	Enterprise Value	Net Asset Value	n/a	n/a	n/a
	125,366
Total return swaps	6	Discounted Cash Flows	Yield	—%	—%	—%
Credit default swaps on asset-backed securities	8	Net Discounted Cash Flows	Projected Collateral Prepayments	22.9%	22.9%	22.9%
			Projected Collateral Losses	8.6%	8.6%	8.6%
			Projected Collateral Recoveries	12.3%	12.3%	12.3%
Other secured borrowings, at fair value(2)	(1,569,149)	Market Quotes	Non Binding Third-Party Valuation	$25.27	$98.87	$86.64
			Yield	5.9%	9.7%	6.9%
			Projected Collateral Prepayments	99.5%	100.0%	100.0%
HMBS-related obligations, at fair value	(8,619,463)	Discounted Cash Flows	Yield	2.5%	6.8%	4.5%
			Conditional Prepayment Rate	6.5%	33.4%	7.4%
Unsecured borrowings, at fair value	(270,936)	Market Quotes	Non Binding Third-Party Valuation	$72.63	$96.44	$91.16
(1)Shown in basis points.
(2)Securitized residential mortgage loans, Reverse Mortgage Loans—Securitized Proprietary, and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(3)Includes $29.2 million of non-performing securitized residential mortgage loans.
(4)Represents an estimation of where market participants might value an enterprise on a price-to-book basis. For the range minimum, the range maximum, and the weighted average yield, excludes investments in unconsolidated entities with a total fair value of $2.9 million. Including such investments the weighted average price-to-book ratio was 1.3x.

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

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of March 31, 2024 and December 31, 2023.
March 31, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$56,106	$220	$56,326	$5	$(4,562)	$51,769	2.57%	2.41%	3.42
20-year fixed-rate mortgages	2,324	107	2,431	—	(428)	2,003	2.29%	1.45%	6.19
30-year fixed-rate mortgages	599,815	(9,708)	590,107	1,453	(35,526)	556,034	4.02%	4.09%	6.77
Adjustable rate mortgages	5,171	532	5,703	—	(660)	5,043	3.88%	2.10%	4.82
Reverse mortgages	35,416	3,211	38,627	233	(1,948)	36,912	5.98%	3.38%	4.80
Interest only securities	n/a	n/a	10,291	1,090	(570)	10,811	1.23%	11.69%	5.75
Non-Agency RMBS	336,052	(122,112)	213,940	12,616	(22,760)	203,796	5.18%	8.77%	4.92
CMBS	51,171	(20,689)	30,482	667	(11,348)	19,801	3.22%	9.09%	6.70
Non-Agency interest only securities	n/a	n/a	32,038	6,560	(2,074)	36,524	0.17%	13.57%	7.85
CLOs	n/a	n/a	67,872	2,477	(5,649)	64,700	2.86%	11.40%	4.69
ABS	58,732	(43,923)	14,809	141	(261)	14,689	4.50%	24.22%	3.36
ABS backed by consumer loans	151,568	(70,659)	80,909	1,560	(10,925)	71,544	12.00%	10.52%	1.55
Corporate debt	61,323	(49,312)	12,011	1,752	(834)	12,929	—%	—%	2.18
Corporate equity	n/a	n/a	22,120	1,547	(6,412)	17,255	n/a	n/a	n/a
U.S. Treasury securities	223,338	2,947	226,285	522	(1,769)	225,038	4.29%	4.04%	7.79
Total Long	1,581,016	(309,386)	1,403,951	30,623	(105,726)	1,328,848	4.89%	6.05%	6.01
Short:
U.S. Treasury securities	(142,128)	645	(141,483)	2,333	(244)	(139,394)	3.52%	3.66%	2.01
European sovereign bonds	(26,575)	(1,148)	(27,723)	1,999	—	(25,724)	0.01%	0.15%	0.94
Total Short	(168,703)	(503)	(169,206)	4,332	(244)	(165,118)	2.96%	3.09%	1.85
Total	$1,412,313	$(309,889)	$1,234,745	$34,955	$(105,970)	$1,163,730	4.71%	5.72%	5.55
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

December 31, 2023:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$57,987	$252	$58,239	$22	$(4,225)	$54,036	2.58%	2.42%	3.48
20-year fixed-rate mortgages	2,368	114	2,482	—	(404)	2,078	2.29%	1.48%	6.25
30-year fixed-rate mortgages	783,123	(6,744)	776,379	4,313	(38,595)	742,097	4.04%	4.04%	6.61
Adjustable rate mortgages	5,252	568	5,820	—	(690)	5,130	3.81%	2.09%	4.42
Reverse mortgages	36,196	3,928	40,124	34	(2,987)	37,171	5.37%	3.55%	4.76
Interest only securities	n/a	n/a	11,891	1,320	(499)	12,712	1.08%	13.18%	5.36
Non-Agency RMBS	427,431	(139,654)	287,777	11,369	(29,672)	269,474	5.07%	8.96%	4.73
CMBS	74,591	(20,389)	54,202	349	(11,780)	42,771	4.87%	8.93%	4.72
Non-Agency interest only securities	n/a	n/a	35,214	6,212	(2,650)	38,776	0.17%	14.57%	7.46
CLOs	n/a	n/a	44,939	1,873	(8,834)	37,978	2.27%	11.81%	4.46
ABS	16,416	(8,956)	7,460	256	(20)	7,696	7.16%	13.85%	2.49
ABS backed by consumer loans	151,310	(67,159)	84,151	1,577	(11,502)	74,226	12.00%	11.38%	1.50
Corporate debt	30,944	(23,191)	7,753	579	(291)	8,041	—%	—%	1.93
Corporate equity	n/a	n/a	23,066	1,851	(3,789)	21,128	n/a	n/a	n/a
U.S. Treasury securities	212,433	(49,289)	163,144	2,415	(496)	165,063	4.25%	4.01%	7.43
Total Long	1,798,051	(310,520)	1,602,641	32,170	(116,434)	1,518,377	4.95%	5.99%	5.80
Short:
U.S. Treasury securities	(130,121)	533	(129,588)	2,094	(619)	(128,113)	3.47%	3.61%	1.88
European sovereign bonds	(27,159)	(557)	(27,716)	1,526	—	(26,190)	0.01%	0.15%	1.20
Total Short	(157,280)	(24)	(157,304)	3,620	(619)	(154,303)	2.87%	3.00%	1.77
Total	$1,640,771	$(310,544)	$1,445,337	$35,790	$(117,053)	$1,364,074	4.78%	5.71%	5.42
(1)Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the coupon rates or loan rates on the underlying collateral.
(2)Total long, total short, and total weighted average coupon excludes interest only securities, CLOs, and corporate equity.
(3)Expected average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

The following tables detail weighted average life of the Company's Agency RMBS as of March 31, 2024 and December 31, 2023.
March 31, 2024:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$79,510	$79,994	5.45%	$1,151	$1,228	0.81%
Greater than three years and less than seven years	244,763	257,937	4.62%	5,891	5,641	1.45%
Greater than seven years and less than eleven years	327,488	355,263	3.25%	3,512	3,131	1.61%
Greater than eleven years	—	—	—%	257	291	0.68%
Total	$651,761	$693,194	3.99%	$10,811	$10,291	1.23%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of March 31, 2024 and December 31, 2023.
March 31, 2024:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$76,678	$78,082	4.58%	$2,531	$3,244	0.16%	$107,299	$117,291	5.50%
Greater than three years and less than seven years	100,758	101,413	7.00%	10,367	10,225	0.29%	129,772	132,122	4.90%
Greater than seven years and less than eleven years	35,690	44,069	4.35%	23,299	18,314	0.15%	151,829	152,473	4.16%
Greater than eleven years	10,471	20,858	1.96%	327	255	1.25%	—	—	—%
Total	$223,597	$244,422	4.92%	$36,524	$32,038	0.17%	$388,900	$401,886	5.06%
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
The following table details the components of interest income by security type for the three-month periods ended March 31, 2024 and 2023:

	Three-Month Period Ended
(In thousands)	March 31, 2024			March 31, 2023
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$9,067	$(1,998)	$7,069	$9,349	$(2,228)	$7,121
Non-Agency RMBS and CMBS	8,687	(849)	7,838	6,431	161	6,592
CLOs	1,885	(376)	1,509	953	187	1,140
Other securities(1)	7,124	(2,658)	4,466	5,843	(1,374)	4,469
Total	$26,763	$(5,881)	$20,882	$22,576	$(3,254)	$19,322
(1)Other securities includes ABS, corporate debt securities, and U.S. Treasury securities.
For the three-month periods ended March 31, 2024 and 2023 the Catch-Up Amortization Adjustment was $(1.3) million and $(0.5) million, respectively.
The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three-month periods ended March 31, 2024 and 2023.

(In thousands)	Three-Month Period Ended March 31, 2024
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$236,602	$1,077	$(13,231)	$(12,154)
Non-Agency RMBS and CMBS	112,793	6,814	(865)	5,949
CLOs	2,312	388	(122)	266
Other securities(3)	55,270	1,528	(622)	906
Total	$406,977	$9,807	$(14,840)	$(5,033)
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(9.7) million for the three-month period ended March 31, 2024, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

(In thousands)	Three-Month Period Ended March 31, 2023
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$205,504	$796	$(26,336)	$(25,540)
Non-Agency RMBS and CMBS	27,188	1,084	(15)	1,069
CLOs	—	89	—	89
Other securities(3)	274,056	320	(1,749)	(1,429)
Total	$506,748	$2,289	$(28,100)	$(25,811)
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
The following tables present the fair value and gross unrealized losses of our long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost basis, by length of time that such securities have been in an unrealized loss position at March 31, 2024 and December 31, 2023.
March 31, 2024:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$180,991	$(3,896)	$299,073	$(39,004)	$480,064	$(42,900)
Non-Agency RMBS and CMBS	159	(1)	47,168	(9,009)	47,327	(9,010)
CLOs	9,274	(179)	3,560	(876)	12,834	(1,055)
Other securities(1)	197,110	(6,522)	827	(1,679)	197,937	(8,201)
Total	$387,534	$(10,598)	$350,628	$(50,568)	$738,162	$(61,166)
(1)Other securities includes ABS and corporate debt and equity securities.
December 31, 2023:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$125,112	$(730)	$426,834	$(45,854)	$551,946	$(46,584)
Non-Agency RMBS and CMBS	10,301	(200)	14,195	(882)	24,496	(1,082)
CLOs	7,152	(69)	5	—	7,157	(69)
Other securities(1)	15,930	(2,276)	10,958	(2,029)	26,888	(4,305)
Total	$158,495	$(3,275)	$451,992	$(48,765)	$610,487	$(52,040)
(1)Other securities includes corporate debt and equity securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of March 31, 2024 and December 31, 2023, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $32.8 million and $32.6 million, respectively, related to adverse changes in estimated future cash flows on its securities. Certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such securities; as of March 31, 2024 and December 31, 2023, the estimated credit losses on such securities was $4.4 million and $1.1 million, respectively.
The Company has determined for certain securities that a portion of such securities cost basis is not collectible. For the three-month periods ended March 31, 2024 and 2023, the Company recognized realized losses on these securities of $(9.7) million and $(5.7) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.

5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, corporate, and reverse mortgage loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of March 31, 2024 and December 31, 2023:

	As of
(In thousands)	March 31, 2024		December 31, 2023
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$3,369,139	$3,160,176	$3,305,757	$3,093,912
Commercial mortgage loans	311,578	294,100	281,531	266,595
Consumer loans	1,500	1,289	2,081	1,759
Corporate loans	6,965	6,219	6,379	5,819
Reverse mortgage loans	8,742,962	9,182,448	8,568,271	8,938,551
Total	$12,432,144	$12,644,232	$12,164,019	$12,306,636
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
The following table provides details, by loan type, for residential and commercial mortgage and consumer loans that are 90 days or more past due as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024		December 31, 2023
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$148,703	$138,001	$127,685	$120,087
Commercial mortgage loans	54,451	37,439	47,736	33,314
Consumer loans	57	40	94	66
Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of March 31, 2024 and December 31, 2023.
March 31, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$3,173,699	$31,720	$3,205,419	$3,580	$(239,502)	$2,969,497	7.39%	6.93%	4.36
Residential mortgage loans, held-for-sale	195,440	4,076	199,516	1,516	(10,353)	190,679	7.44	6.80	5.56
Total residential mortgage loans	$3,369,139	$35,796	$3,404,935	$5,096	$(249,855)	$3,160,176	7.39%	6.92%	4.44
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.534 billion of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $(217.6) million of gross unrealized losses. See Residential Mortgage Loan Securitizations in Note 13 for additional information.

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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of March 31, 2024 and December 31, 2023:

Property Location by U.S. State	March 31, 2024	December 31, 2023
California	32.1%	32.2%
Florida	21.7%	21.4%
Texas	9.3%	9.5%
Utah	3.2%	3.2%
Pennsylvania	2.8%	2.7%
Arizona	2.6%	2.7%
Georgia	2.3%	2.6%
New Jersey	2.3%	2.1%
North Carolina	2.2%	2.2%
Illinois	1.8%	1.8%
Washington	1.7%	1.8%
Massachusetts	1.6%	1.5%
Colorado	1.6%	1.5%
Nevada	1.5%	1.5%
New York	1.3%	1.2%
Tennessee	1.3%	1.5%
Oregon	1.3%	1.2%
Other	9.4%	9.4%
	100.0%	100.0%
The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of March 31, 2024 and December 31, 2023.

	As of
	March 31, 2024		December 31, 2023
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$4,134	$3,621	$4,252	$3,761
Non-performing	148,886	138,198	127,085	119,524
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. As of March 31, 2024 and December 31, 2023, the Company had expected future credit losses related to adverse changes in estimated future cash flows, which it tracks for purposes of calculating interest income, of $15.0 million and $17.2 million, respectively, related to its residential mortgage loans.
As of March 31, 2024 and December 31, 2023, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $84.6 million and $85.6 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of March 31, 2024 and December 31, 2023:
March 31, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$311,578	$(12,304)	$299,274	$—	$(5,174)	$294,100	11.36%	11.33%	1.07
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $37.4 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of March 31, 2024 and December 31, 2023:

Property Location by U.S. State	March 31, 2024	December 31, 2023
Florida	22.0%	13.9%
Illinois	13.1%	18.6%
Texas	11.6%	15.6%
New Jersey	9.2%	3.8%
New York	8.5%	8.9%
Arizona	6.7%	7.5%
Ohio	5.0%	5.5%
Georgia	4.8%	5.3%
Michigan	4.0%	4.5%
Colorado	3.8%	—%
Connecticut	2.9%	3.2%
North Carolina	2.5%	2.7%
Alabama	2.1%	2.3%
Louisiana	2.0%	2.2%
Pennsylvania	1.8%	—%
Oklahoma	—%	6.0%
	100.0%	100.0%
As of March 31, 2024, the Company had four non-performing commercial mortgage loans with an unpaid principal balance and fair value of $54.5 million and $37.4 million, respectively. As of December 31, 2023, the Company had three non-performing commercial mortgage loans with an unpaid principal balance and fair value of $47.7 million and $33.3 million, respectively.

As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of March 31, 2024 and December 31, 2023, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $5.2 million and $1.3 million, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
As of December 31, 2023, the Company had two commercial mortgage loans in the process of foreclosure; such loans had an unpaid principal balance and fair value of $25.9 million and $25.1 million, respectively. The Company did not have any commercial mortgage loans in the process of foreclosure as of March 31, 2024.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of March 31, 2024 and December 31, 2023:
March 31, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Life (Years)(1)	Delinquency (Days)
Consumer loans, held-for-investment	$1,500	$(31)	$1,469	$134	$(314)	$1,289	0.76	16
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of March 31, 2024 and December 31, 2023.

Days Past Due	March 31, 2024	December 31, 2023
Current	85.0%	81.0%
30-59 Days	6.6%	7.9%
60-89 Days	4.6%	6.6%
90-119 Days	3.1%	4.0%
>120 Days	0.7%	0.5%
	100.0%	100.0%
During the three-month periods ended March 31, 2024 and 2023, the Company charged off $0.1 million and $0.2 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of March 31, 2024 and December 31, 2023, the Company held charged-off consumer loans with an aggregate fair value of $38 thousand and $35 thousand, respectively, for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of both March 31, 2024 and December 31, 2023, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.3 million, on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the three-month periods ended March 31, 2024 and 2023, the Company recognized realized losses on these loans of $(0.1) million and $(0.3) million, respectively.

Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of March 31, 2024 and December 31, 2023:
March 31, 2024:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$6,965	$6,219	9.88%	1.27
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2023:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$6,379	$5,819	10.13%	1.52
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
As described in Note 2, the Company evaluates the cost basis of its corporate loans for impairment on at least a quarterly basis. As of March 31, 2024 and December 31, 2023, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.7 million and $0.6 million, respectively.
Reverse Mortgage Loans
The table below details certain information regarding the Company's reverse mortgage loans as of March 31, 2024 and December 31, 2023.
March 31, 2024:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans
HECM loans collateralizing HMBS	$8,297,381	$8,710,188	6.59%	5.03
Unsecuritized HECM loans(1)	109,824	111,617	6.98%	6.30
Proprietary reverse mortgage loans
Securitized proprietary reverse mortgage loans	172,580	184,853	10.44%	9.08
Unsecuritized proprietary reverse mortgage loans	37,916	40,040	10.38%	17.12
Total reverse mortgage loans, held-for-investment	8,617,701	9,046,698	6.69%	5.18
Reverse mortgage loans, held-for-sale
Unsecuritized proprietary reverse mortgage loans	125,261	135,750	10.64%	17.12
Total reverse mortgage loans	$8,742,962	$9,182,448	6.74%	5.36
(1)Includes unpoolable HECM loans with an unpaid principal balance of $29.1 million.
December 31, 2023:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans collateralizing HMBS	$8,166,222	$8,506,423	6.82%	5.10
Unsecuritized HECM loans(1)	103,063	102,553	7.15%	6.12
Total reverse mortgage loans, held-for-investment	8,269,285	8,608,976	6.83%	5.11
Reverse mortgage loans, held-for-sale	298,986	329,575	10.67%	16.78
Total reverse mortgage loans	$8,568,271	$8,938,551	6.96%	5.54
(1)Includes unpoolable HECM loans with an unpaid principal balance of $28.0 million.

During the three-month period ended March 31, 2024, the Company transferred proprietary reverse mortgage loans held-for-sale with an unpaid principal balance of $210.5 million to held-for-investment.
Unpoolable HECM loans can include unsecuritized inactive HECM loans as well as HECM loans that have reached 98% of their respective maximum claim amount, or the "MCA," and repurchased from the HMBS pool, or "HECM Buyout Loans." The MCA is equal to the lesser of a home's appraised value at the point in time that the conditional commitment is issued or the maximum loan limit that can be insured by FHA. Unpoolable HECM loans are not eligible for securitization into HMBS.
HECM loans where the borrower is deceased, no longer occupies the property, or is delinquent on tax and/or insurance payments, are categorized as "inactive." Active HECM loans that have reached 98% of the MCA and have been repurchased from the HMBS pool, or "ABOs," are subsequently assigned to the U.S. Department of Housing and Urban Development, or "HUD," which then reimburses the Company for the outstanding debt on the repurchased loan, up to the MCA. For inactive HECM Buyout Loans, or "NABOs," following resolution of the loan the Company files a claim with HUD for any recoverable remaining principal and advance balances. The timing and amount of the Company obligations with respect to MCA repurchases is uncertain as repurchase is dependent largely on circumstances outside of the Company’s control, including the amount and timing of future draws and the status of the loan.
The following table provides details on the Company's unpoolable HECM loans as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024		December 31, 2023
Unpoolable HECM Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
ABOs	$11,109	$9,337	$8,508	$6,897
NABOs	13,424	9,356	14,562	10,167
Other HECM loans(1)	4,522	4,485	4,883	4,908
Total unpoolable HECM loans	$29,055	$23,178	$27,953	$21,972
(1)Includes HECM tail loans where the borrower is not in compliance with the terms of the underlying loan.
In March 2023, the Company entered into various agreements including a Master Loan Purchase and Servicing Agreement (the "MLPS Agreement") with a third party (the "MLPS Counterparty"), whereby it agreed to purchase and service HECM Buyout Loans with an unpaid principal balance of $80.1 million that had been previously repurchased from various HMBS pools by a third party HMBS issuer, and simultaneously finance such loans with the MLPS Counterparty. As of March 31, 2024 and December 31, 2023, the Company held HECM Buyout Loans purchased under the MLPS Agreement with a fair value of $7.1 million and $8.9 million, respectively, which are included in Loans, at fair value on the Condensed Consolidated Balance Sheet.
As of March 31, 2024, the Company had $286.0 million in unpaid principal balance of inactive reverse mortgage loans, of which $272.8 million related to HECM loans and the remainder related to proprietary reverse mortgage loans. As of December 31, 2023, the Company had $290.4 million in unpaid principal balance of inactive reverse mortgage loans, of which $280.6 million related to HECM loans and the remainder related to proprietary reverse mortgage loans.

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's reverse mortgage loans as a percentage of total outstanding unpaid principal balance, as of March 31, 2024 and December 31, 2023.

Property Location by U.S. State	March 31, 2024	December 31, 2023
California	28.8%	28.7%
Florida	8.8%	8.8%
Colorado	7.1%	7.1%
Arizona	6.3%	6.3%
Washington	5.3%	5.3%
Utah	5.1%	5.0%
Texas	4.9%	4.8%
Oregon	2.9%	3.0%
Idaho	2.7%	2.7%
Massachusetts	2.4%	2.4%
New York	2.2%	2.2%
Nevada	2.1%	2.1%
North Carolina	2.1%	2.1%
Virginia	1.6%	1.6%
Georgia	1.6%	1.6%
South Carolina	1.5%	1.4%
Ohio	1.4%	1.5%
Tennessee	1.3%	1.3%
New Jersey	1.2%	1.3%
Maryland	1.1%	1.1%
Pennsylvania	1.1%	1.1%
Other	8.5%	8.6%
	100.0%	100.0%
6. Mortgage Servicing Rights
Certain of the reverse mortgage loans originated by the Company, through Longbridge, are ineligible for inclusion in HMBS, and are not guaranteed by the FHA ("Proprietary reverse mortgage loans"). Longbridge has entered into a Sale and Servicing Agreement (the "Sale and Servicing Agreement) with a third party (the "Proprietary Loan Purchaser") whereby Longbridge originated reverse mortgage loans based on specific proprietary criteria and committed to sell such loans to the Proprietary Loan Purchaser. Upon the sale of such loans to the Proprietary Loan Purchaser, Longbridge retained the rights and obligations of servicing such loans and an MSR asset was recorded.
Additionally, on July 1, 2023, Longbridge assumed the role as servicer for various private label securitization trusts collateralized by either proprietary reverse mortgage loans or HECM buyout loans. Longbridge was appointed servicer through the bankruptcy proceedings of the previous servicer, and Longbridge assumed the rights and obligations of servicing such loans. Such MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.1 billion on July 1, 2023. For the three-month period ended March 31, 2024, the Company recognized a change in unrealized gain (loss) of $0.2 million related to the Reverse MSRs Longbridge assumed, which is included in Other, net on the Condensed Consolidated Statement of Operations.
As of March 31, 2024, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.8 billion, and the fair value of such Reverse MSRs was $29.9 million. As of December 31, 2023, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.8 billion, and the fair value of such Reverse MSRs was $29.6 million.
The fair value of the Company's MSRs is driven by the net cash flows associated with servicing activities, which include contractually specified servicing fees, late fees, and other ancillary servicing revenue. The Company recognized a gain (loss) of $0.3 million and $(8) thousand related to its Reverse MSRs for the three-month periods ended March 31, 2024 and 2023, respectively, which is included in Other (net) on the Condensed Consolidated Statement of Operations.

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
Under certain circumstances, the Company can direct the Forward MSR Master Servicer to finance all or some of the Underlying Forward MSRs, alongside other similar MSRs that the Forward MSR Master Servicer oversees on behalf of third parties unrelated to the Company. Proceeds from such financing are distributed to the Company and must be repaid by the Company upon repayment of corresponding financing by the Forward MSR Master Servicer. As of both March 31, 2024 and December 31, 2023, the fair value of the Forward MSR-related investments takes into account the MSR Master Servicer's $13.5 million of outstanding borrowings for the benefit of the Company, which were secured by the Underlying Forward MSRs.
The Company has elected the FVO for its investments under the Forward MSR Agreements which are reflected in Forward MSR-related investments, at fair value, on the Condensed Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Condensed Consolidated Statement of Operations as a component of Other, net.
As of March 31, 2024 and December 31, 2023, the fair value of the Company's investments in Forward MSR-related investments was $160.0 million and $163.3 million, respectively. The following table presents activity related to Company’s investments in Forward MSR-related investments for the three month-period ended March 31, 2024. The Company did not hold Forward MSR-related investments during the three-month period ended March 31, 2023.

(In thousands)	Three-Month Period Ended March 31, 2024
Forward MSR-related investments, at fair value, beginning balance	$163,336
Capital investments	—
Distributions	(8,537)
Accretion of interest income	3,597
Change in unrealized gain (loss)	1,613
Forward MSR-related investments, at fair value, ending balance	$160,009
8. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of March 31, 2024 and December 31, 2023, the Company's investments in unconsolidated entities had an aggregate fair value of $125.4 million and $116.4 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the three-month periods ended March 31, 2024 and 2023, the Company recognized $2.2 million and $3.4 million, respectively, in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. Certain of the entities that the

Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of March 31, 2024 and December 31, 2023, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $99.9 million and $87.8 million, respectively.
The following table provides details about the Company's investments in unconsolidated entities as of March 31, 2024 and December 31, 2023:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	March 31, 2024	December 31, 2023
Loan Originators:
LendSure Mortgage Corp.(1)(2)	Common shares	63.7%	49.9%
Other(1)	Various	45.0%–50.0%	45.0%–50.0%
Co-investments with Ellington affiliate(s)(1):
Elizon DB 2015-1 LLC(3)(4)	Membership Interest	33.5%	30.4%
Elizon NM CRE 2020-1 LLC(3)(5)	Membership Interest	32.5%	11.5%
Elizon CH CRE 2021-1 LLC(3)(6)	Membership Interest	30.6%	29.2%
Equity investments in securitization-related vehicles, including risk retention vehicles(7)	Membership Interest	24.6%–84.5%	24.6%–84.5%
Other:
Jepson Holdings Limited(1)(3)	Membership Interest	7.9%	7.9%
Other(1)(3)(8)	Various	6.1%–79.0%	6.1%–79.0%
(1)See Note 16 for additional details on the Company's related party transactions.
(2)As of March 31, 2024, the Company held both voting and non-voting equity interests; its non-voting stake in the entity was 13.8%. As of December 31, 2023, excludes investment in equity interests convertible into non-voting common shares; including such interests the Company's additional non-voting stake in the entity was 13.8%. See Note 16 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(4)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 56.0% and 60.0% as of March 31, 2024 and December 31, 2023, respectively.
(5)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 64.8% and 74.1% as of March 31, 2024 and December 31, 2023, respectively.
(6)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 54.2% and 52.1% as of March 31, 2024 and December 31, 2023, respectively.
(7)Includes interests in Consumer Risk Retention Vehicles, as defined in Note 13—Participation in Multi-Seller Consumer Loan Securitizations, and Participated Risk Retention Vehicle and Residential Loan JV, as defined in Note 13—Residential Mortgage Loan Securitizations. The Company has evaluated these entities and determined that they do not meet the definition of a VIE. The Company evaluated its interest in the entity under the voting interest model outlined in ASC 810, and has determined that the Company does not control these entities. As a result, the Company has not consolidated the entity. See Note 13 for additional details on the Company's securitization transactions.
(8)Includes interest in warehouse facilities; see Note 16—Participation in CLO Transactions, for additional details.

9. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the three-month periods ended March 31, 2024 and 2023:

	Three-Month Period Ended
	March 31, 2024		March 31, 2023
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2023 and 2022, respectively)	81	$22,085	97	$28,403
Transfers from mortgage loans	36	11,553	12	3,140
Capital expenditures and other adjustments to cost		200		180
Adjustments to record at the lower of cost or fair value		(2,323)		(69)
Dispositions	(35)	(11,516)	(11)	(4,937)
Ending Balance (March 31, 2024 and 2023, respectively)	82	$19,999	98	$26,717
During the three-month period ended March 31, 2024, the Company sold 35 REO properties, realizing a net gain (loss) of approximately $(1.4) million. During the three-month period ended March 31, 2023, the Company sold 11 REO properties, realizing a net gain (loss) of approximately $(0.1) million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Condensed Consolidated Statement of Operations. As of both March 31, 2024 and December 31, 2023, all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $13.7 million and $16.8 million, were measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023, respectively.

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
The following table details the fair value of the Company's holdings of financial derivatives as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$13	$2,182
TBA securities sale contracts	866	—
Fixed payer interest rate swaps	126,002	101,881
Fixed receiver interest rate swaps	9,113	27,358
Credit default swaps on asset-backed securities	8	8
Credit default swaps on asset-backed indices	1,948	3,318
Credit default swaps on corporate bonds	107	25
Credit default swaps on corporate bond indices	11,830	7,259
Total return swaps	6	6
Futures	61	245
Forwards	336	12
Warrants	53	1,702
Total financial derivatives–assets, at fair value	150,343	143,996
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(189)	—
TBA securities sale contracts	(380)	(5,820)
Fixed payer interest rate swaps	(3,360)	(17,944)
Fixed receiver interest rate swaps	(13,293)	(13,801)
Credit default swaps on asset-backed indices	(32)	(32)
Credit default swaps on corporate bonds	(246)	(225)
Credit default swaps on corporate bond indices	(22,037)	(15,894)
Futures	(888)	(7,990)
Forwards	—	(70)
Total financial derivatives–liabilities, at fair value	(40,425)	(61,776)
Total	$109,918	$82,220

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of March 31, 2024 and December 31, 2023:
March 31, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$482,811	$6,294	3.97%	5.35%	0.53
2025	414,561	8,473	3.69	5.33	1.41
2026	189,287	2,219	4.13	5.33	2.41
2027	228,250	13,283	2.91	5.34	3.15
2028	582,656	15,885	3.51	5.34	4.30
2029	220,788	7,247	3.36	5.33	4.87
2030	199,817	5,477	3.60	5.34	6.32
2031	157,766	25,740	1.51	5.34	7.21
2032	181,867	14,883	2.80	5.34	8.31
2033	465,285	16,540	3.42	5.34	9.20
2034	89,710	429	3.80	5.33	9.89
2035	500	150	0.78	5.33	11.56
2036	1,102	281	1.19	5.34	11.88
2037	45,000	5,498	2.81	5.34	13.41
2038	32,500	(373)	4.01	5.33	14.42
2039	12,292	114	3.77	5.33	14.85
2040	500	186	0.90	5.33	16.57
2050	500	232	0.98	5.33	26.57
2053	1,600	91	3.32	5.33	29.75
2054	400	(7)	3.72	5.33	29.92
Total	$3,307,192	$122,642	3.44%	5.34%	4.85

December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$629,547	$9,097	3.18%	5.41%	0.61
2025	412,701	6,304	3.69	5.06	1.66
2026	189,287	(573)	4.13	5.39	2.66
2027	174,841	8,970	4.04	5.04	3.35
2028	650,990	7,516	3.48	5.38	4.54
2029	53,011	4,378	2.19	5.38	5.32
2030	150,817	1,122	3.50	5.39	6.59
2031	157,766	24,131	1.51	5.38	7.46
2032	181,867	11,069	2.80	5.38	8.56
2033	437,619	6,960	3.40	5.38	9.42
2035	500	132	0.78	5.33	11.81
2036	1,102	280	1.19	5.38	12.13
2037	45,000	3,780	2.81	5.38	13.66
2038	32,500	(1,727)	4.01	5.39	14.67
2040	500	165	0.90	5.33	16.82
2049	5,729	845	2.63	5.38	25.02
2050	500	207	0.98	5.33	26.82
2052	5,000	1,281	2.07	5.38	28.27
Total	$3,129,277	$83,937	3.34%	5.33%	4.68
The following tables provide information about the Company's fixed receiver interest rate swaps as of March 31, 2024 and December 31, 2023:
March 31, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$52,236	$(699)	5.43%	3.56%	0.59
2025	143,183	(360)	5.34	4.87	0.98
2026	503,256	(580)	5.33	4.56	1.98
2027	121,157	(1,665)	5.33	3.88	2.98
2028	517,220	4,069	5.33	4.31	4.35
2029	372,044	(1,180)	5.33	3.95	4.91
2030	116,000	(267)	5.34	3.94	6.42
2031	35,000	(659)	5.33	3.64	6.79
2033	225,931	843	5.33	3.94	9.64
2034	69,930	(640)	5.33	3.74	9.90
2035	500	(154)	5.34	0.74	11.56
2038	36,300	(1,362)	5.33	3.54	14.73
2039	13,177	(306)	5.33	3.65	14.83
2040	500	(192)	5.34	0.84	16.57
2050	500	(242)	5.34	0.90	26.57
2053	13,795	(786)	5.33	3.33	29.74
Total	$2,220,729	$(4,180)	5.33%	4.19%	4.78

December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$427,234	$(578)	5.40%	5.17%	0.24
2025	143,183	67	5.38	4.87	1.23
2026	461,658	(8,399)	5.39	3.58	2.28
2027	36,591	30	5.39	3.68	3.90
2028	464,799	13,357	5.39	4.33	4.64
2030	67,000	1,737	5.39	3.97	6.77
2033	198,265	7,701	5.39	3.96	9.88
2035	500	(137)	5.38	0.74	11.81
2038	36,300	131	5.39	3.54	14.98
2040	500	(173)	5.38	0.84	16.82
2050	500	(220)	5.38	0.90	26.82
2053	22,800	41	5.39	3.33	29.99
Total	$1,859,330	$13,557	5.39%	4.28%	3.93
Credit Default Swaps
The following table provides information about the Company's credit default swaps as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024			December 31, 2023
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$226	$12	13.75	$230	$12	13.99
Credit default swaps on corporate bonds	2,000	107	1.72	2,000	25	1.97
Credit default swaps on corporate bond indices	284,000	11,830	4.46	149,000	7,259	4.47
Short:
Credit default swaps on asset-backed securities	(45)	8	11.49	(45)	8	11.74
Credit default swaps on asset-backed indices	(42,003)	1,936	34.88	(42,101)	3,306	35.11
Liability:
Long:
Credit default swaps on asset-backed indices	60	(32)	24.97	60	(32)	25.22
Short:
Credit default swaps on corporate bonds	(13,000)	(246)	3.22	(13,000)	(225)	3.47
Credit default swaps on corporate bond indices	(674,269)	(22,037)	4.90	(537,299)	(15,894)	4.84
	$(443,031)	$(8,422)	7.98	$(441,155)	$(5,541)	7.81
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024			December 31, 2023
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Long Contracts:
U.S. Treasury futures	$1,900	$49	5.67	$1,900	$245	2.63
Short Contracts:
U.S. Treasury futures	(49,800)	12	6.00	—	—	—
Liabilities:
Short Contracts:
U.S. Treasury futures	(274,300)	(888)	5.67	(313,100)	(7,990)	2.21
Total, net	$(322,200)	$(827)	5.72	$(311,200)	$(7,745)	2.21
Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	102	$53	n/a	202	$1,702	5.66
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

As of March 31, 2024 and December 31, 2023, the Company had outstanding TBA purchase and sale contracts as follows:

	March 31, 2024				December 31, 2023
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$15,930	$15,950	$15,963	$13	$375,154	$362,129	$364,311	$2,182
Liabilities	83,817	82,060	81,871	(189)	—	—	—	—
	99,747	98,010	97,834	(176)	375,154	362,129	364,311	2,182
Sale contracts:
Assets	(239,478)	(226,440)	(225,574)	866	—	—	—	—
Liabilities	(90,153)	(79,371)	(79,751)	(380)	(433,098)	(392,730)	(398,550)	(5,820)
	(329,631)	(305,811)	(305,325)	486	(433,098)	(392,730)	(398,550)	(5,820)
Total TBA securities, net	$(229,884)	$(207,801)	$(207,491)	$310	$(57,944)	$(30,601)	$(34,239)	$(3,638)
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
Gains and losses on the Company's derivative contracts for the three-month periods ended March 31, 2024 and 2023 are summarized in the tables below:

		Three-Month Period Ended March 31, 2024
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$15,438	$(8,653)	$6,785	$(4,427)	$23,890	$19,463
Credit default swaps on asset-backed indices	Credit		(200)	(200)		(1,370)	(1,370)
Credit default swaps on corporate bond indices	Credit		(4,567)	(4,567)		1,676	1,676
Credit default swaps on corporate bonds	Credit		(7)	(7)		62	62
Total return swaps	Equity Market/Credit		20	20		(1)	(1)
TBAs	Interest Rate		817	817		3,948	3,948
Futures	Interest Rate		434	434		6,918	6,918
Forwards	Currency		110	110		395	395
Warrants	Credit		86	86		(726)	(726)
Total		$15,438	$(11,960)	$3,478	$(4,427)	$34,792	$30,365

		Three-Month Period Ended March 31, 2023
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(1)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$5,791	$(31,075)	$(25,284)	$3,452	$13,173	$16,625
Credit default swaps on asset-backed securities	Credit		1	1		—	—
Credit default swaps on asset-backed indices	Credit		(275)	(275)		2,158	2,158
Credit default swaps on corporate bond indices	Credit		(1,348)	(1,348)		207	207
Credit default swaps on corporate bonds	Credit		(41)	(41)		(19)	(19)
TBAs	Interest Rate		4,292	4,292		(10,077)	(10,077)
Futures	Interest Rate		(2,933)	(2,933)		(5,664)	(5,664)
Forwards	Currency		141	141		(382)	(382)
Warrants	Equity Market/Credit		—	—		(80)	(80)
Total		$5,791	$(31,238)	$(25,447)	$3,452	$(684)	$2,768
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $5 thousand for the three-month period ended March 31, 2023, which is included on the Condensed Consolidated Statement of Operations in Other, net.
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three-month period ended March 31, 2024 and the year ended December 31, 2023:

Derivative Type	Three-Month Period Ended March 31, 2024	Year Ended December 31, 2023
(In thousands)
Interest rate swaps	$5,369,996	$4,309,089
Credit default swaps	811,654	497,857
TBAs	538,338	603,206
Futures	319,250	246,669
Forwards	23,200	15,567
Total return swaps	1,388	875
Warrants	177	1,926
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of March 31, 2024 and December 31, 2023, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at March 31, 2024 and December 31, 2023 are summarized below:

Credit Derivatives	March 31, 2024	December 31, 2023
(In thousands)
Fair Value of Written Credit Derivatives, Net	$11,917	$7,264
Notional Value of Written Credit Derivatives(1)	286,286	151,290
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of March 31, 2024, the implied credit spread on the Company's outstanding written credit derivative ranged between 40 and 293 basis points as compared to a range of between 51 and 438 basis points as of December 31, 2023. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of March 31, 2024 and December 31, 2023 was $(4.6) million and $(1.6) million, respectively.
11. Other Assets
The following table provides additional details of the Company's assets included in Other assets on the Condensed Consolidated Balance Sheet at March 31, 2024 and December 31, 2023.

Other Assets	March 31, 2024	December 31, 2023
(In thousands)
Receivables and claims related to reverse mortgage loans repurchased from HMBS(1)	$40,454	$48,468
Prepaid expenses and deferred offering costs	12,605	11,602
Accounts receivable	7,230	3,755
Leases—right of use assets(2)	5,773	3,279
Prepaid scheduled draws on reverse mortgage loans and amounts due from sub-servicer	3,325	2,800
Intangible assets	2,548	2,673
Property and equipment(4)	1,580	1,110
Certificates of deposit, security deposits, and escrow cash	858	1,043
Servicing asset, at fair value(3)	324	1,327
Other	725	1,042
	$75,422	$77,099
(1)Represents receivables from third-parties and claims to HUD related to loans repurchased from HMBS. See Note 13, Issuance of HMBS for discussion on the maximum claim amount related to reverse mortgage loans in HMBS.
(2)See Note 24 for additional details on the Company's leases and ROU assets.
(3)See Note 13 for details on the Servicing asset.
(4)Net of accumulated depreciation.
In connection with the Longbridge Transaction, the Company identified and recognized various intangible assets. The following table details the Company's intangible assets as of March 31, 2024 and December 31, 2023.

	March 31, 2024				December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(In thousands)			(In months)	(In thousands)			(In months)
Intangible Asset:
Internally developed software	$1,400	$(700)	$700	36	$1,400	$(583)	$817	36
Trademarks/trade names	1,200	—	1,200	Indefinite	1,200	—	1,200	Indefinite
Customer relationships	700	(52)	648	240	700	(44)	656	240
Total identified intangible assets	$3,300	$(752)	$2,548		$3,300	$(827)	$2,673

The following table summarizes changes in the net carrying value of the Company's intangible assets for the three-month periods ended March 31, 2024 and 2023.

	Three-Month Period Ended March 31, 2024
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets—Beginning Balance (December 31, 2023)	$817	$1,200	$656	$2,673
Accumulated Amortization	(117)	—	(8)	(125)
Net carrying value of intangible assets—Ending Balance (March 31, 2024)	$700	$1,200	$648	$2,548

	Three-Month Period Ended March 31, 2023
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Non-Compete Agreements	Total
Net carrying value of intangible assets—Beginning Balance (December 31, 2022)	$1,284	$1,200	$691	$100	$3,275
Accumulated Amortization	(117)	—	(9)	(100)	(226)
Net carrying value of intangible assets—Ending Balance (March 31, 2023)	$1,167	$1,200	$682	$—	$3,049
The following table summarizes the Company's estimated future amortization expense on its intangible assets.

(In thousands)	March 31, 2024
2024	$376
2025	385
2026	35
2027	35
2028	35
Thereafter	481
Total	$1,347

12. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023. See Note 13 and Note 16 for additional information on the Company's consolidated VIEs.

(In thousands)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$98	$178
Restricted cash	4,730	—
Securities, at fair value	71,545	74,226
Loans, at fair value	3,619,551	3,342,478
Forward MSR-related investments, at fair value	80,475	82,273
Investments in unconsolidated entities, at fair value	72,220	63,701
Real estate owned	14,414	16,100
Investment related receivables	20,325	19,929
Other assets	733	469
Total Assets	$3,884,091	$3,599,354
Liabilities
Repurchase agreements	$1,305,736	$1,244,401
Other secured borrowings	19,662	25,787
Other secured borrowings, at fair value	1,569,149	1,424,668
Interest payable	2,052	1,879
Accrued expenses and other liabilities	283	451
Total Liabilities	2,896,882	2,697,186
Total Stockholders' Equity	981,686	897,303
Non-controlling interests	5,523	4,865
Total Equity	987,209	902,168
Total Liabilities and Equity	$3,884,091	$3,599,354
13. Securitization Transactions
Participation in CLO Transactions
An affiliate of Ellington sponsored four CLO securitization transactions (the "Ellington-sponsored CLO Securitizations"), collateralized by corporate loans and managed by an affiliate of Ellington (the "CLO Manager"). Ellington, the Company, several other affiliates of Ellington, and in certain cases, third parties, participated in the Ellington-sponsored CLO Securitizations (collectively, the "CLO Co-Participants").
Pursuant to each Ellington-sponsored CLO Securitization, a newly formed securitization trust (each a "CLO Issuer") issued various classes of notes, which were in turn sold to unrelated third parties and the applicable CLO Co-Participants.
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of March 31, 2024 and December 31, 2023, the fair value of the Company's investment in the notes issued by the CLO Issuers was $4.4 million and $5.1 million, respectively.
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
The following table details the assets and liabilities of the Consolidated Issuing Entities included in the Company's Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Assets:
Loans, at fair value	$1,533,622	$1,555,371
Investment related receivables	1,676	1,884
Liabilities:
Other secured borrowings, at fair value	1,406,668	1,424,668
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
The following table provides details on outstanding non-consolidated residential mortgage loan securitizations in which the Company has participated:

Issuing Entity	Closing Date	Principal Balance of Loans Sold By the Company	Principal Balance of Loans Sold By the Non-QM Co-Participants	Total Face Amount of Certificates Issued
		(In thousands)
EFMT 2022-4	12/22	$309,998	$55,264	$365,262
EFMT 2023-1	2/23	176,218	154,149	330,367
In order to comply with the Risk Retention Rules, the Participated Risk Retention Vehicle purchased a percentage of each of the classes of Certificates issued by the respective Issuing Entities. The aggregate fair value of the Company's ownership interests in the Residential Loan JV, and respective series of both the Participated Risk Retention Vehicle and Sponsor, was $6.2 million and $8.7 million as of March 31, 2024 and December 31, 2023, respectively. Such interests are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The Company and the non-QM Co-Participants also directly purchased, certain of the Certificates issued by the non-consolidated Issuing Entities; the Company subsequently sold various of these Certificates. As of March 31, 2024 and December 31, 2023, the fair value of the Company's investment in such Certificates was $7.8 million and $33.0 million, respectively, and is included on the Condensed Consolidated Balance Sheet in Securities, at fair value.
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
As shown in the above table, pursuant to each of the securitizations, the respective Consumer Securitization Issuer issued senior and subordinated notes. Trust certificates representing beneficial ownership of each of the Consumer Securitization Issuers were also issued. In connection with each transaction, through a jointly owned newly formed entity (each a "Consumer Risk Retention Vehicle"), the Company and the Consumer Co-Participants acquired certain of the subordinated notes as well as the trust certificates in the respective Consumer Securitization Issuer. As of March 31, 2024 and December 31, 2023, the Company's total interest in the Consumer Risk Retention Vehicles, for which the Company has elected the FVO, was $1.8 million and $2.4 million, respectively. The fair value of the Consumer Risk Retention Vehicles is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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
Proprietary Reverse Mortgage Loan Securitizations
In March 2024, the Company, through a wholly owned subsidiary (the "RM Sponsor"), sponsored a $208.1 million securitization transaction (the Reverse Mortgage Securitization") collateralized by a pool of proprietary reverse mortgage loans (the "RM Collateral Pool"). The RM Sponsor transferred such RM Collateral Pool, with an unpaid principal balance of $171.4 million, to a wholly-owned subsidiary (the "RM Depositor"), and on the securitization closing date such RM Collateral Pool was deposited into a newly created securitization trust (the "RM Issuing Entity"). Pursuant to the Reverse Mortgage Securitization, the RM Issuing Entity issued various classes of asset-backed notes (the "RM Notes") which are backed by the cash flows from the underlying proprietary reverse mortgage loans.

The two most senior classes of RM Notes were purchased by unrelated parties, while the Company retained the remaining classes of RM Notes. The Company intends to hold, at a minimum, the amount of RM Notes it is required to hold under the Risk Retention Rules.
The Company is deemed to be the primary beneficiary of the RM Issuing Entity, which is a VIE. The RM Issuing Entity meets the definition of a CFE and as a result, the assets of the RM Issuing Entity have been valued using the fair value of the liabilities of the RM Issuing Entity, as such liabilities have been assessed to be more observable than such assets.
The debt of the RM Issuing Entity is included in Other secured borrowings, at fair value, on the Condensed Consolidated Balance Sheet and is shown net of the RM Notes held by the Company.
The following table details the assets and liabilities of the RM Issuing Entity included in the Company's Condensed Consolidated Balance Sheet as of March 31, 2024:

March 31, 2024
Assets:	(In thousands)
Loans, at fair value	$184,853
Restricted cash	4,730
Liabilities:
Other secured borrowings, at fair value	162,481
Issuance of HMBS
Longbridge is approved as a Title II, non-supervised direct endorsement mortgagee with HUD. Longbridge is also an approved issuer of HMBS whereby it pools HECM loans and issues HMBS securities which are sold to third-parties with only the servicing rights retained. As discussed in Note 5, HMBS are structured whereby the HMBS issuer is required to repurchase loans whenever the outstanding principal balance of such loan reaches 98% of the MCA. In accordance with ASC 860-10, the transfer of the loans to the HMBS securitization vehicle does not qualify as a sale as the Company has not surrendered control over transferred financial assets. As a result, the transfer of the loans is accounted for as secured borrowings for which the Company has elected the FVO. Such secured borrowings are included in HMBS-related obligations, at fair value. The majority of the related collateral is included as a component of Loans, at fair value, on the Condensed Consolidated Balance Sheet. The Company recognizes interest expense on such HMBS-related obligations based on the stated coupon rate of the respective HMBS. Interest expense and changes in fair value are recorded in net change related to HMBS obligations, at fair value on the Condensed Consolidated Statement of Operations. During the three-month periods ended March 31, 2024 and 2023, the Company pooled HECM loans with an unpaid principal balance of $274.4 million and $313.4 million, respectively, into HMBS. As of March 31, 2024, the Company was servicing 1,008 pools of HMBS with an unpaid principal balance of $8.3 billion. As of December 31, 2023, the Company was servicing 974 pools of HMBS with an unpaid principal balance of $8.2 billion.
The Company has entered into a Collaboration and Transfer Agreement, or the "HECM CT Agreement" with a third party. Pursuant to the HECM CT Agreement, the Company purchased HECM loans and the associated MSR from the third party and securitized such loans into HMBS. While the Company is the legal owner and servicer of the HMBS, under the HECM CT Agreement, the third party receives a portion of the cash flows generated from the HMBS. The Company retains a base participation fee, along with the right to premiums on subsequent HECM tail securitizations. Additionally, in the event Company is required to repurchase a loan from the HMBS pool, there is a put option repurchase guarantee from the third-party whereby they are required to repurchase such HECM loans from the Company. The Company recognizes the amount due to/from the third party under the HECM CT Agreement as an asset or a liability (the "Servicing Asset" or "Servicing Liability") which is included in Accrued expenses and other liabilities or Other Assets on the Condensed Consolidated Balance Sheet. The Company has elected the FVO on its Servicing Asset/Liability and changes in value are included in Other Income (Loss). As of March 31, 2024 and December 31, 2023, the Company has a servicing asset related to the HECM CT Agreement of $0.3 million and $1.3 million, respectively, which is included in Other Assets on the Condensed Consolidated Balance Sheet.
During the three-month period ended March 31, 2024, the Company repurchased HECM loans from HMBS pools with an unpaid principal balance of $147.8 million largely consisting of loans subject to 98% of the MCA requirement, of which $136.0 million was subsequently transferred to a third party in accordance with the HECM CT Agreement. During the three-month period ended March 31, 2023, the Company repurchased HECM loans from HMBS pools with an unpaid principal balance of $159.3 million largely consisting of loans subject to the MCA requirement, of which $157.5 million was subsequently transferred to a third party in accordance with the HECM CT Agreement.

14. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, Other secured borrowings, at fair value, and HMBS-related obligations, at fair value. As of March 31, 2024 and December 31, 2023, the Company's total secured borrowings were $12.9 billion and $13.1 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 25 and 26 counterparties as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, remaining days to maturity on the Company's open repurchase agreements ranged from 1 day to 422 days. Interest rates on the Company's open repurchase agreements ranged from 4.81% to 8.85% as of March 31, 2024. As of December 31, 2023, remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 513 days. Interest rates on the Company's open repurchase agreements ranged from 4.81% to 8.68% as of December 31, 2023.

The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS, credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), reverse mortgage loans, and U.S. Treasury securities by remaining maturity as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$497,820	5.46%	10	$1,076,710	5.55%	17
31-60 Days	1,240	6.08%	39	15,786	5.81%	49
61-90 Days	116,567	5.49%	75	914	6.16%	72
151-180 Days	1,656	6.12%	159	1,931	6.23%	159
Total Agency RMBS	617,283	5.47%	23	1,095,341	5.55%	18
Credit Assets:
30 Days or Less	26,065	6.80%	11	124,617	6.80%	22
31-60 Days	108,544	6.75%	44	136,434	7.03%	41
61-90 Days	104,095	6.76%	73	82,992	6.85%	74
91-120 Days	330,090	7.57%	110	290,215	7.36%	116
121-150 Days	23,442	7.00%	134	—	—%	—
151-180 Days	6,295	6.74%	159	5,980	6.68%	161
181-364 Days	938,848	7.52%	189	867,983	7.61%	268
> 364 Days	37,459	8.58%	422	58,631	8.61%	513
Total Credit Assets	1,574,838	7.43%	157	1,566,852	7.44%	199
Reverse Mortgage Loans:
121-150 Days	66,982	8.85%	128	—	—%	—
181-364 Days	31,412	8.36%	188	150,228	7.97%	282
Total Reverse Mortgage Loans	98,394	8.70%	148	150,228	7.97%	282
U.S. Treasury Securities:
30 Days or Less	227,232	5.50%	1	155,016	5.51%	2
Total U.S. Treasury Securities	227,232	5.50%	1	155,016	5.51%	2
Total	$2,517,747	6.82%	109	$2,967,437	6.67%	126
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of March 31, 2024 and December 31, 2023, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $3.1 billion and $3.7 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of March 31, 2024 and December 31, 2023, include investments in the amount of $8.5 million and $346.6 million, respectively, that were sold prior to period end but for which such sale had not yet settled. As of December 31, 2023, such amount included $341.1 million of Agency RMBS that had been acquired as a result of the Arlington merger and then subsequently sold but for which such sale transaction had not yet settled. In addition, as of March 31, 2024 and December 31, 2023, the Company posted (received) net cash collateral of $2.2 million and $(11.2) million, respectively, to its counterparties. In addition, as of March 31, 2024 additional securities with a fair value of $0.4 million were posted by the Company as a result of margin calls from various counterparties.

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table provides details by counterparty for such counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of total equity as of March 31, 2024 and December 31, 2023.
March 31, 2024:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$260,829	164	16.8%
December 31, 2023:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$216,886	246	14.2%
Other Secured Borrowings
The Company has entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility. The facility includes a revolving borrowing period ending in September 2024 (or earlier following a trigger event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the revolving borrowing period, the facility amortizes, with a final termination date in September 2026. The facility accrues interest on a floating rate basis. As of March 31, 2024 and December 31, 2023, the Company had outstanding borrowings under this facility in the amount of $19.7 million and $25.8 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. The effective interest rate on this facility, was 9.95% and 9.83% as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the fair value of ABS backed by consumer loans collateralizing this borrowing was $67.1 million and $69.8 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both March 31, 2024 and December 31, 2023, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 13, whereby it financed portfolios of non-QM loans. As of March 31, 2024 and December 31, 2023, the fair value of the Company's outstanding liabilities associated with the Company's Consolidated Residential Mortgage Loan Securitizations was $1.41 billion and $1.42 billion, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the certificates held by third parties was 3.04% and 3.03% as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the fair value of non-QM loans held in the Consolidated Residential Mortgage Loan Securitization trusts was $1.5 billion and $1.6 billion, respectively.
The Company has completed a securitization transaction, as discussed in Note 13, whereby it financed a portfolio of reverse mortgage loans. As of March 31, 2024, the fair value of the Company's outstanding liabilities associated with the Company's Reverse Mortgage Securitizations was $162.5 million, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the certificates held by third parties was 4.50%. Collateral held in the RM Issuing Entity as of March 31, 2024 includes the fair value of reverse mortgage loans of $184.2 million and $4.7 million of cash held in a securitization reserve fund.

The Company has various warehouse lines of credit which it uses to finance its portfolio of reverse mortgage loans prior to them being sold or pooled into HMBS. There are a number of covenants, including several financial covenants, associated with these lines of credit; as of March 31, 2024 and December 31, 2023, the Company was in compliance with all of these covenants. As of March 31, 2024 and December 31, 2023, the Company had outstanding borrowings under these financing lines of $108.6 million and $160.1 million, respectively, which is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The following table provides details for each of the warehouse lines of credit.

		March 31, 2024			December 31, 2023
	Maturity	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate
		(In thousands)			(In thousands)
Facility A	May 2024	$52,407	$61,670	8.77%	$83,393	$99,340	8.95%
Facility B	April 2024	56,180	60,820	7.97%	76,717	88,251	8.21%
		$108,587	$122,490	8.36%	$160,110	$187,591	8.60%
The Company entered into an agreement to finance a portfolio of HECM tail draws prior to being sold or pooled into HMBS. This facility was extended in January 2024 and matures in May 2024, and accrues interest on a floating-rate basis. As of March 31, 2024 and December 31, 2023, the Company's outstanding borrowings under this facility was $17.5 million and $18.7 million, respectively, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 9.00% as of both March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the fair value of HECM tail draws collateralizing this borrowing was $28.6 million and $29.2 million, respectively, which are included in Loans, at fair value on the Condensed Consolidated Balance Sheet. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both March 31, 2024 and December 31, 2023, the Company was in compliance with all of its covenants.
The Company entered into a line of credit agreement to finance its portfolio of HMBS-related MSRs. This facility matures in January 2025 and accrues interest on a floating-rate basis. As of March 31, 2024 and December 31, 2023, the Company's outstanding borrowings under this facility were $20.4 million and $26.6 million, respectively, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 10.44% and 10.46% as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the fair value of MSRs collateralizing this borrowing was $94.4 million and $88.4 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both March 31, 2024 and December 31, 2023, the Company was in compliance with all of its covenants.
As discussed in Note 5, the Company is a party to various agreements with the MLPS Counterparty, which provide for the financing of certain HECM Buyout Loans. This facility was executed in March 2023 with a three-year term and accrues interest on a floating-rate basis. As of March 31, 2024 and December 31, 2023, the Company's outstanding borrowings under this facility were $14.8 million and $14.7 million, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 7.68% and 7.59% as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, and the fair value of HECM Buyout Loans collateralizing this borrowing was $14.9 million and $14.9 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of March 31, 2024 and December 31, 2023, the Company was in compliance with all of its covenants.
HMBS-related Obligations
As discussed in Note 13, the Company issues pools of HMBS which are accounted for as secured borrowings. As of March 31, 2024 and December 31, 2023, the Company had HMBS-related obligations, at fair value of $8.6 billion and $8.4 billion, respectively. As of March 31, 2024 and December 31, 2023, such HMBS-related obligations are secured by $8.7 billion and $8.5 billion, respectively, of HECM loans, REO, and HMBS-related claims or other receivables. The weighted average interest rate on the Company's HMBS-related obligations was 6.23% and 6.46% as of March 31, 2024 and December 31, 2023, respectively.

Unsecured Borrowings
Senior Notes
The Company has issued $210.0 million in aggregate principal amount of unsecured long-term debt, which is structured as a joint and several co-issuance by certain of the Company's consolidated subsidiaries and fully guaranteed by the Company (the "5.875% Senior Notes"). The 5.875% Senior Notes bear interest at a rate of 5.875%, subject to adjustment based on changes, if any, in the ratings of the 5.875% Senior Notes. Interest on the 5.875% Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The 5.875% Senior Notes mature on April 1, 2027. Prior to April 1, 2026, the Company may redeem the 5.875% Senior Notes, at its option, in whole or in part, at a premium as detailed in the indenture dated March 31, 2022. On or after April 1, 2026, the Company may redeem all or a part of the 5.875% Senior Notes at a redemption price of 100%, plus accrued and unpaid interest.
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
The Company has elected the FVO for the 5.875% Senior Notes, 6.75% Senior Notes, and 6.00% Senior Notes (collectively the "Senior Notes"), which are included in Unsecured borrowings, at fair value on the Condensed Consolidated Balance Sheet. Change in unrealized gains and losses on the Company's Senior Notes are included in Unrealized gains (losses) on Unsecured borrowings, at fair value, on the Condensed Consolidated Statement of Operations.
There are a number of covenants, including several financial covenants, associated with the Senior Notes; as of both March 31, 2024 and December 31, 2023, the Company was in compliance with all of its covenants for its outstanding Senior Notes. The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.
Subordinated Notes
The Company also assumed $15.0 million of Arlington's unregistered junior subordinated unsecured debt securities (the "Trust Preferred Debt"). The Trust Preferred Debt includes $10.0 million, which bears interest at a rate of three-month term SOFR plus 3.26%, payable quarterly in arrears, and which matures on October 7, 2033; and $5.0 million, which bears interest at a rate of three-month term SOFR plus 2.51%, payable quarterly in arrears, and which matures on July 7, 2035. The Trust Preferred Debt may be redeemed in whole or in part at any time and from time to time at the Company’s option, at a redemption price equal to the principal amount plus accrued and unpaid interest. The Company has elected the FVO for the Trust Preferred Debt, which is included in Unsecured borrowings, at fair value on the Condensed Consolidated Balance Sheet, and change in unrealized gains and losses on the Company's Trust Preferred Debt are included in Unrealized gains (losses) on Unsecured borrowings, at fair value, on the Condensed Consolidated Statement of Operations. The Trust Preferred Debt is an obligation of a certain subsidiary of the Company and is fully guaranteed by the Company.

Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of March 31, 2024:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	HMBS-related Obligations(3)	Unsecured Borrowings(1)	Total
(In thousands)
Next Twelve Months	$2,480,288	$377,346	$1,231,518	$34,931	$4,124,083
Year 2	37,459	255,077	949,487	—	1,242,023
Year 3	—	232,158	910,446	37,750	1,180,354
Year 4	—	184,251	838,304	210,000	1,232,555
Year 5	—	150,451	851,779	—	1,002,230
Total	$2,517,747	$1,199,283	$4,781,534	$282,681	$8,781,245
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $896.6 million and $121.8 million of expected principal repayments related to the Company's consolidated non-QM and reverse mortgage loan securitizations, respectively, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three-month periods ended March 31, 2024 and 2023, the Company recorded income tax expense (benefit) of $0.1 million and $21 thousand, respectively. The Company evaluates its deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income. Based upon the available evidence at March 31, 2024, the Company determined that it was more likely than not that the deferred tax assets of its TRS would not be utilized in future periods; a valuation allowance of $72.6 million was recorded to fully reserve against these deferred tax assets.
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
For the three-month period ended March 31, 2024, the total base management fee incurred was $5.7 million, consisting of $5.8 million of total gross base management fee incurred, less $0.1 million of management fee rebates. For the three-month period ended March 31, 2023, the total base management fee incurred was $5.0 million, consisting of $5.1 million of total gross base management fee incurred, less $0.2 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of December 31, 2023, there was a Loss Carryforward of $22.1 million; there was no Loss Carryforward as of March 31, 2024.
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
The Company did not accrue an incentive fee for either of the three-month periods ended March 31, 2024 or 2023, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the three-month periods ended March 31, 2024 and 2023, the Company reimbursed the Manager $6.0 million and $4.8 million, respectively, for previously incurred operating expenses. As of March 31, 2024 and December 31, 2023, the outstanding payable to the Manager for operating expenses was $4.3 million and $5.2 million, respectively, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.
Transactions Involving Investments in Unconsolidated Entities—Certain Loan Originators
As of March 31, 2024 and December 31, 2023, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both March 31, 2024 and December 31, 2023, there were no advances outstanding. The Company has also entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 24, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements. Additionally, as of December 31, 2023, the Company held warrants to purchase 8.28 million shares with a fair value of $10.3 million, which were included in Investments in unconsolidated entities on the Condensed Consolidated Balance Sheet. In March 2024, the Company exercised such warrants in exchange for Class B Common Stock of the mortgage loan originator. As of March 31, 2024 and December 31, 2023, the fair value of the Company's investment in this mortgage loan originator was $21.3 million and $23.8 million, respectively.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in common and preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $71.5 million and $74.2 million as of March 31, 2024 and December 31, 2023, respectively, which is included in Securities, at fair value on the Condensed Consolidated Balance Sheet. Additionally, in December 2022, the Company extended a two-year revolving line of credit to the consumer loan originator; see table below for additional details. An employee of Ellington has a less-than-10% equity interest in, and serves on the board of, this consumer loan originator. Another employee of Ellington, who serves as an officer of the Company, also serves on the board, as the Company's representative.
In November 2023, the Company entered into various agreements with a residential mortgage loan originator (the "RTL Originator") in which it holds a non-controlling equity investment. Under the terms of such agreements, the Company has the option to purchase additional non-controlling equity interests at certain valuation thresholds. The Company also entered into a

Commitment Letter Agreement (the "RTL Commitment Agreement") whereby it committed to purchase eligible loans originated by the RTL Originator. Under the RTL Commitment Agreement the Company also guarantees certain warehouse financing provided by a third-party lender to the RTL Originator; see Note 24, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements. The RTL Originator has been determined to be a VIE. The Company has evaluated the RTL Originator and determined that the Company is not the primary beneficiary of the RTL Originator. As of both March 31, 2024 and December 31, 2023, the fair value of the Company's investment in the RTL Originator was $0.6 million, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
Transactions Involving Investments in Unconsolidated Entities—Certain Loan Origination-Related Entities
The following table provides details of financing that the Company has provided, in the form of secured promissory notes, to certain loan origination-related entities in which the Company also holds equity investments:

Effective Date of Promissory Note	Maturity Date of Promissory Note		Interest Rate as of		Outstanding Borrowings as of		Fair Value(1) as of
		Maximum Borrowing	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
		(In thousands)			(In thousands)
May 2021(2)	December 31, 2025	$6,000	9.0%	9.0%	$2,335	$2,335	$2,335	$2,335
February 2022	January 31, 2025	750	7.0%	7.0%	575	575	575	575
December 2022	December 16, 2024	3,500	15.0%	15.0%	1,644	1,644	1,233	1,233
(1)Classified as a Corporate loan and is included in Loans, at fair value on the Condensed Consolidated Balance Sheet.
(2)Convertible into non-voting equity interests, at the option of the borrower, at any time prior to maturity.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchased certain of its consumer loans through an affiliate, or the "Purchasing Entity," under various purchase agreements. The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $1.2 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $1.6 billion as of both March 31, 2024 and December 31, 2023.
The Company is a co-investor in certain commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of March 31, 2024 and December 31, 2023, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $72.2 million and $63.7 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Condensed Consolidated Balance Sheet.
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
Equity Investment in Unconsolidated Entity
The Company is a co-investor, together with other affiliates of Ellington, in Jepson Holdings Limited ("Jepson"), the parent of an entity (the "Jepson Risk Retention Vehicle") that has sponsored various European mortgage loan securitizations. The Jepson Risk Retention Vehicle is expected to hold certain of the notes it issues for each securitization it completes in order to comply with European risk retention rules. As of March 31, 2024 and December 31, 2023, the Company's equity investment in Jepson Holdings Limited had a fair value of $0.7 million and $0.6 million, respectively. See Note 8 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of March 31, 2024 and December 31, 2023, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $555.0 million and $560.5 million, respectively. The Company's segregated silo of this debt as of March 31, 2024 and December 31, 2023, was $141.5 million and $165.9 million, respectively, and is included under the caption Repurchase agreements on the Company's Condensed Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both March 31, 2024 and December 31, 2023, no party to any of the repurchase agreements was in default.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month periods ended March 31, 2024 and 2023, the amount of such management fee rebates was $0.1 million and $0.2 million, respectively.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of March 31, 2024 and December 31, 2023, the Company's investment in such warehouse facilities was $38 thousand and $0.2 million, respectively, which are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities.
During the three-month period ended March 31, 2024, the Company purchased $1.2 million of various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations. Such purchases are effected at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitizations; no such purchases were made during the three-month period ended March 31, 2023.

17. Long-Term Incentive Plan Units
OP LTIP Units issued under the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans is presented in Compensation and benefits, on the Statement of Operations. Total expense associated with OP LTIP Units issued under the Company's incentive plans for each of the three-month periods ended March 31, 2024 and 2023 was $0.3 million.
The below table details unvested OP LTIP Units as of March 31, 2024:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	30,628	December 14, 2023	September 13, 2024
Dedicated or partially dedicated personnel:
	14,708	December 15, 2022	December 15, 2024
	22,135	December 14, 2023	December 14, 2024
	17,538	December 14, 2023	December 14, 2025
	39,740	March 19, 2024	December 31, 2025
Total unvested OP LTIP Units at March 31, 2024	124,749
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.
The following tables summarize issuance and exercise activity of OP LTIP Units for the three-month periods ended March 31, 2024 and 2023:

	Three-Month Period Ended
	March 31, 2024			March 31, 2023
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (December 31, 2023 and 2022, respectively)	365,518	383,437	748,955	365,518	404,055	769,573
Granted	—	39,740	39,740	—	—	—
OP LTIP Units Outstanding (March 31, 2024 and 2023, respectively)	365,518	423,177	788,695	365,518	404,055	769,573
OP LTIP Units Unvested and Outstanding (March 31, 2024 and 2023, respectively)	—	124,749	124,749	—	113,615	113,615
OP LTIP Units Vested and Outstanding (March 31, 2024 and 2023, respectively)	365,518	298,428	663,946	365,518	290,440	655,958
There were an aggregate of 1,399,440 and 1,439,180 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of March 31, 2024 and December 31, 2023, respectively.
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
As of March 31, 2024, the Convertible Non-controlling Interests consisted of the outstanding 788,695 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.7% in the Operating Partnership. As of December 31, 2023,

the Convertible Non-controlling Interests consisted of the outstanding 748,955 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.7% in the Operating Partnership. As of March 31, 2024 and December 31, 2023, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $11.6 million and $11.1 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of March 31, 2024 and December 31, 2023, the joint venture partners' interests in subsidiaries of the Company were $5.5 million and $4.9 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
Non-Controlling Interests in Longbridge
As of both March 31, 2024 and December 31, 2023, the Company owned 99.6%, of Longbridge; the remainder relates to units held by various executives at Longbridge (the "Longbridge Executive Unit Holders") and stock options issued to various Longbridge employees (collectively, the "Longbridge Minority Holders"). Units held by the Longbridge Executive Unit Holders and exercised stock options participate in the income, expense, gains and losses of Longbridge but do not participate in the income, expense, gains and losses of the Operating Partnership. The Longbridge Minority Holders' interests are not convertible into shares of common stock of the Company or OP Units, nor are the Longbridge Minority Holders' entitled to receive distributions that holders of shares of common stock of the Company receive. Total expense associated with such options is presented under Compensation and benefits on the Statement of Operations. As of March 31, 2024 and December 31, 2023, the Longbridge Minority Holders' interests in Longbridge were $2.5 million and $2.4 million, respectively.
19. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of both March 31, 2024 and December 31, 2023, the total amount of cumulative preferred dividends in arrears was $4.0 million.
As of both March 31, 2024 and December 31, 2023, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
As of both March 31, 2024 and December 31, 2023, there were 4,820,421 shares of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.
As of March 31, 2024 and December 31, 2023, there were 4,000,000 shares of 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series C Preferred Stock") outstanding. The 4,000,000 shares of Series C Preferred Stock were issued during the three-month period ended March 31, 2023 and provided $96.5 million of net proceeds after $3.5 million of commissions and offering costs.
As of March 31, 2024 and December 31, 2023, there were 379,668 shares of 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock, $0.01 par value per share ("Series D Preferred Stock") outstanding and 957,133 shares of 8.250% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series E Preferred Stock") outstanding.
On January 20, 2022, the Company commenced an "at-the-market" offering for our Series A Preferred Stock and Series B Preferred Stock, or the "Preferred ATM Program," by entering into equity distribution agreements with sales agents under which it is authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. The Company did not issue any shares of preferred stock under the Preferred ATM Program during either of the three-month periods ended March 31, 2024 or 2023. As of March 31, 2024, the Company had remaining authorization under the Preferred ATM Program of $99.5 million.
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
Common Stock
As of both March 31, 2024 and December 31, 2023, the Company has authorized 200,000,000 shares of common stock, $0.001 par value per share. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding. As of March 31, 2024 and December 31, 2023, there were 85,056,648 and 83,000,488 shares of common stock outstanding, respectively.
On August 6, 2021, the Company commenced an "at-the-market" offering program for shares of its common stock, or "2021 Common ATM Program," by entering into equity distribution agreements with sales agents under which the Company was authorized to offer and sell up to 10.0 million shares of common stock from time to time. On January 24, 2023, the Company amended the equity distribution agreements (the "EDA Amendments") with each of the sales agents. The EDA Amendments authorize the Company to offer and sell up to $225.0 million of common stock from time to time (the "2023 Common ATM Program"); the 2021 Common ATM Program and 2023 Common ATM Program are collectively referred to as the "Common ATM Programs." On November 13, 2023, the Company entered into two new equity distribution agreements to include two additional sales agents under the 2023 Common ATM Program. During the three-month period ended March 31, 2024, the Company issued 2,103,725 shares of common stock under the 2023 Common ATM Program which provided $26.9 million of net proceeds after $0.3 million of agent commissions and offering costs. During the three-month period ended March 31, 2023, the Company issued 4,433,861 shares of common stock under the Common ATM Programs which provided $60.5 million of net proceeds after $0.9 million of agent commissions and offering costs.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three-month periods ended March 31, 2024, and 2023:

	Three-Month Period Ended
	March 31, 2024	March 31, 2023
Shares of Common Stock Outstanding (as of December 31, 2023 and 2022, respectively)	83,000,488	63,812,215
Share Activity:
Shares of common stock issued	2,103,725	4,433,861
Shares of common stock repurchased	(47,565)	(1,061,000)
Shares of Common Stock Outstanding (as of March 31, 2024 and 2023, respectively)	85,056,648	67,185,076
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of March 31, 2024 and December 31, 2023, the Company's issued and outstanding shares of common stock would increase to 85,891,703 and 83,795,803 shares, respectively.
On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company was authorized to repurchase up to 1.55 million shares of common stock (the "2018 Repurchase Plan"); all shares authorized under the 2018 Repurchase Plan have been repurchased. On March 21, 2023, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to $50 million of the Company's common stock (the "2023 Repurchase Plan"), which extended the Company’s ability to repurchase common stock beyond the 1.55 million shares under the 2018 Repurchase Plan. The 2023 Repurchase Plan is open-ended in duration and allow the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases under the 2023 Repurchase Plan are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the three-month period ended March 31, 2024, the Company repurchased 47,565 shares at an average price per share of $11.01 and a total cost of $0.5 million. During the three-month period ended March 31, 2023, the Company repurchased 1,061,000 shares at an average price per share of $11.38 and a total cost of $12.1 million. As of March 31, 2024, the Company has authorization to repurchase an additional $45.3 million of the Company's common stock under the 2023 Repurchase Plan.
20. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended
(In thousands except share amounts)	March 31, 2024	March 31, 2023
Net income (loss) attributable to common stockholders	$26,915	$38,916
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	255	476
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	27,170	39,392
Dividends declared:
Common stockholders	(36,589)	(30,297)
Convertible Non-controlling Interests	(347)	(367)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(36,936)	(30,664)
Undistributed (Distributed in excess of) earnings:
Common stockholders	(9,674)	8,619
Convertible Non-controlling Interests	(92)	109
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$(9,766)	$8,728
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	84,467,546	66,672,049
Weighted average Convertible Non-controlling Interest Units outstanding	800,992	815,933
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	85,268,538	67,487,982
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.43	$0.45
Undistributed (Distributed in excess of)	(0.11)	0.13
	$0.32	$0.58
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.43	$0.45
Undistributed (Distributed in excess of)	(0.11)	0.13
	$0.32	$0.58
(1)For each of the three-month periods ended March 31, 2024 and 2023, excludes net income (loss) of $0.2 million, attributable to joint venture partners and Longbridge, as applicable, which have non-participating interests as described in Note 18.
21. Restricted Cash
Restricted cash represents cash that the Company can use only for specific purposes. As of March 31, 2024 and December 31, 2023, the Company had $6.3 million and $1.6 million, respectively, of restricted cash including cash balances that are restricted under a warehouse line of credit agreement and cash held in a securitization reserve fund.

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
The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2024 and December 31, 2023.
March 31, 2024:

Description	Amount of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$150,343	$(39,285)	$—	$(60,648)	$50,410
Reverse repurchase agreements	183,607	(167,125)	(16,482)	—	—
Liabilities
Financial derivatives–liabilities	(40,425)	39,285	—	122	(1,018)
Repurchase agreements	(2,517,747)	167,125	2,348,374	2,248	—
(1)In the Company's Condensed Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of March 31, 2024 was $3.1 billion. As of March 31, 2024, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $1.2 million and $0.3 million, respectively.
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
December 31, 2023:

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
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2023 was $3.7 billion. As of December 31, 2023, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged of $(13.9) million and $12.1 million, respectively.
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

23. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of March 31, 2024 and December 31, 2023.
March 31, 2024:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$187,467	11	49.6%
Collateral on repurchase agreements held by dealers(2)	3,122,176	27	26.2%
Due from brokers	17,099	23	41.0%
Receivable for securities sold(3)	14,598	6	40.0%
(1)Each counterparty is a financial institution that the Company believes to be creditworthy as of March 31, 2024.
(2)Includes securities, loans, and REO as well as cash posted as collateral for repurchase agreements.
(3)Included in Investment related receivables on the Condensed Consolidated Balance Sheet.
December 31, 2023:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty
	(In thousands)
Cash and cash equivalents	$228,927	11	28.8%
Collateral on repurchase agreements held by dealers(1)	3,672,278	28	18.6%
Due from brokers	51,884	21	58.5%
Receivable for securities sold(2)	345,429	9	54.3%
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both March 31, 2024 and December 31, 2023, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $343.3 million and $288.0 million as of March 31, 2024 and December 31, 2023, respectively.
Commitments and Contingencies Related to Investments in Loan Originators
In connection with certain of its investments in mortgage and consumer loan originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 16, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million as of both March 31, 2024 and December 31, 2023 and there were no such borrowings outstanding as of either date. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of

March 31, 2024 and December 31, 2023, the estimated fair value of such guarantee was insignificant.
As described in Note 16, the Company entered into various secured promissory notes with certain loan originators in which it also holds an equity interest. As of both March 31, 2024 and December 31, 2023, the Company had unfunded commitments related to such secured promissory notes of $5.5 million.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which it has an equity investment, under a promissory note. The Company's maximum guarantees were capped at $15.5 million. As of March 31, 2024 and December 31, 2023, the amount of the promissory note outstanding, for which the Company provided a guarantee, was $0.4 million and $1.0 million, respectively.
As discussed in Note 16, under the terms of the RTL Commitment Agreement, the Company committed to purchase at least $500 million of eligible loans originated by the RTL Originator. As of March 31, 2024 and December 31, 2023, the Company has unfunded commitments under the RTL Commitment Agreement of $442.7 million and $475.4 million, respectively. The Company also guarantees up to $50 million of warehouse financing provided by a third-party lender to the RTL Originator; as of March 31, 2024 and December 31, 2023, the RTL Originator had $17.5 million and $9.5 million, respectively, of warehouse financing outstanding.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of March 31, 2024 and December 31, 2023, the Company had unfunded commitments related to such investments in the amount of $2.9 million and $3.0 million, respectively.
The Company has extended a line of credit whereby the borrower can draw funds up to $1.0 million. As of both March 31, 2024 and December 31, 2023, the Company had unfunded commitments related to such line of credit in the amount of $0.9 million.
Commitments to Extend Credit
The Company enters into loan commitment arrangements with borrowers who have applied for reverse mortgage loans that have not yet closed. As of March 31, 2024 and December 31, 2023, the fair value of such commitments was $3.9 million and $2.6 million, respectively, which is reflected in Loan commitments on the Condensed Consolidated Balance Sheet.
The Company is required to fund further borrower advances for loans where the borrower has not fully drawn down all of the reverse mortgage loan proceeds available to them. As of March 31, 2024 and December 31, 2023, the Company had unfunded commitments related to such reverse mortgage loans of $2.0 billion and $1.9 billion, respectively. Additionally, the Company has the obligation to advance various other reverse mortgage loan-related amounts such as the borrowers' property taxes and, in the case of HECM reverse mortgage loans, monthly insurance premiums to FHA.
Mandatory Repurchase Obligations
As detailed in Note 13, the Company is required to purchase from HMBS pools any HECM loan that has reached 98% of the MCA. For active loans, the Company subsequently assigns such loan to HUD, which then reimburses the Company up to the MCA. For inactive loans, following resolution of the loan, the Company files a claim with HUD for any recoverable remaining principal and advance balances.
Lease Commitments
Longbridge, a consolidated subsidiary of the Company, leases office space and office equipment, under various operating lease arrangements, which expire on various dates through January 2035. Additionally, as a result of the Arlington Merger, the Company assumed the remaining lease for Arlington's principal office space which expires in October 2024. As discussed in Note 2, the Company makes various assumptions and estimates in recognizing the operating lease ROU assets and corresponding lease liabilities, including the expected lease term, incremental borrowing rate, and identifying lease and non-lease components. Total expense under all operating leases amounted to $0.4 million and $0.3 million for the three-month periods ended March 31, 2024 and 2023, respectively, and is included in Other expenses on the Condensed Consolidated Statement of Operations.

The following table provides details of the Company's outstanding leases as of March 31, 2024 and December 31, 2023.

($ in thousands)	March 31, 2024	December 31, 2023
ROU assets	$5,773	$3,279
Lease liabilities	6,089	3,524
Weighted average remaining term (in years)	7.5	5.1
Weighted average discount rate	8.85%	7.31%
The following table details contractual future minimum lease payments as of March 31, 2024.

Minimum Payments
(In thousands)
Year ended December 31, 2024	$802
Year ended December 31, 2025	1,240
Year ended December 31, 2026	1,237
Year ended December 31, 2027	1,140
Year ended December 31, 2028	929
Thereafter	3,467
Total	8,815
Less: implied interest payments	(2,726)
Lease Liability	$6,089
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
Income and expense items that are not directly allocated to either segment are included in Corporate/Other as reconciling items to our consolidated financial statements. These unallocated items include: (i) all income and expense items related to the Company's Unsecured borrowings, at fair value and preferred stock outstanding, including any hedges related thereto; (ii) management and incentive fees; (iii) income tax expense (benefit); (iv) certain compensation and benefits expenses, professional fees, administrative and custody fees, non-cash equity compensation; and (v) interest income (expense) on cash margin.

The following tables present the Company's results of operations by reportable segment for the three-month periods ended March 31, 2024, and 2023, and various reconciling items to the Company's results of operations overall.

	Three-Month Period Ended March 31, 2024
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$91,403	$8,240	$1,877	$101,520
Interest expense	(57,310)	(8,557)	(4,597)	(70,464)
Total other income (loss)	10,024	38,170	(3,709)	44,485
Total expenses	(3,143)	(29,099)	(11,413)	(43,655)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	40,974	8,754	(17,842)	31,886
Income tax expense (benefit)	—	—	61	61
Earnings (losses) from investments in unconsolidated entities	2,226	—	—	2,226
Net Income (Loss)	43,200	8,754	(17,903)	34,051
Net income (loss) attributable to non-controlling interests	185	38	259	482
Dividends on preferred stock	—	—	6,654	6,654
Net Income (Loss) Attributable to Common Stockholders	$43,015	$8,716	$(24,816)	$26,915
Non-cash items:
Amortization and depreciation expense	$—	$270	$—	$270

	Three-Month Period Ended March 31, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$82,369	$2,893	$1,912	$87,174
Interest expense	(52,136)	(4,346)	(3,135)	(59,617)
Total other income (loss)	10,929	33,398	7,348	51,675
Total expenses	(3,505)	(25,447)	(8,950)	(37,902)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	37,657	6,498	(2,825)	41,330
Income tax expense (benefit)	—	—	21	21
Earnings (losses) from investments in unconsolidated entities	3,444	—	—	3,444
Net Income (Loss)	41,101	6,498	(2,846)	44,753
Net income (loss) attributable to non-controlling interests	238	2	480	720
Dividends on preferred stock	—	—	5,117	5,117
Net Income (Loss) Attributable to Common Stockholders	$40,863	$6,496	$(8,443)	$38,916
Non-cash items
Amortization and depreciation expense	$—	$358	$—	$358

The following tables present our balance sheet by reportable segment as of March 31, 2024 and December 31, 2023 which reconciles to the Company's financial position overall.

	March 31, 2024
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,620,097	$9,338,455	$174,048	$15,132,600
Total Liabilities	4,097,762	9,115,860	365,822	13,579,444
Total Equity	1,522,335	222,595	(191,774)	1,553,156

	December 31, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,978,988	$9,092,840	$244,102	$15,315,930
Total Liabilities	4,555,212	8,872,153	352,953	13,780,318
Total Equity	1,423,776	220,687	(108,851)	1,535,612
26. Subsequent Events
On April 8, 2024, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on May 28, 2024 to stockholders of record as of April 30, 2024.
On May 7, 2024, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on June 25, 2024 to stockholders of record as of May 31, 2024.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities or our investments; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities owned by us for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets and the available terms for such borrowings; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; our ability to achieve cost savings and efficiencies, operating efficiencies, synergies and other benefits, including the increased scale, and avoid potential business disruption from our completed merger with Arlington Asset Investment Corp.; our ability to maintain our qualification as a real estate investment trust, or "REIT"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy such as changes to fiscal or monetary policy, heightened inflation, slower growth or recession, and currency fluctuations. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2023, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We conduct all of our operations and business activities through the Operating Partnership. As of March 31, 2024, we had an ownership interest of approximately 99.3% in the Operating Partnership. The remaining ownership interest of approximately 0.7% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest. We are externally managed and advised by our

Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 29-year history of investing in the Agency and credit markets.
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

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs"; and

CMBS and Commercial Mortgage Loans	.	CMBS;
	.	CLOs backed by commercial mortgage loans, or "CRE CLOs"; and
	.	Commercial mortgage loans and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS backed by consumer loans;
	.	ABS backed by Small Business Administration, or "SBA," loans, including IOs backed by SBA loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Corporate CLOs	.	Corporate CLO debt and equity tranches; and
	.	Investments in CLO loan accumulation facilities.

Mortgage-Related Derivatives	.	To-Be-Announced mortgage pass-through certificates, or "TBAs";
	.	Credit default swaps, or "CDS," on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, non-QM, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by mortgages on single-family-rental properties;
	.	RMBS backed by first-lien and second-lien mortgages;
	.	RMBS backed by performing and non-performing mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters;
	.	Collateralized debt obligations, or "CDOs";
	.	RMBS backed by European residential mortgages, or "European RMBS";
	.	Retained tranches from securitizations in which we have participated; and
	.	Credit risk transfer securities, or "CRTs."

Residential Mortgage Loans	.	Non-QM loans;
	.	Residential "transition loans," such as residential bridge loans and residential "fix-and-flip" loans;
	.	Residential non-performing mortgage loans, or "NPLs";
	.	Re-performing loans, or "RPLs," which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount;
	.	Retained tranches from securitizations to which we have contributed assets;
	.	Reverse mortgage loans; and
	.	Closed-end second liens and home equity lines of credit, or "HELOCs";

Asset Class		Principal Assets
(continued)
Strategic Investments in Loan Originators	.	Strategic equity and/or debt investments in loan originators and mortgage-related entities;

Other	.	Mortgage servicing rights, or "MSRs" and MSR-related investments;
	.	Real estate, including commercial and residential real property;
	.	Strategic equity and/or debt investments in entities related to our business;
	.	Corporate debt and equity securities and corporate loans;
	.	Closed-end second liens and home equity lines of credit, or "HELOCs";
	.	Other non-mortgage-related derivatives; and
	.	Confirmation of originator fee certificates.
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
Our commercial mortgage loans may be fixed or floating rate and will generally have maturities ranging from one to ten years. We typically originate and acquire first-lien loans but may also originate and acquire subordinated loans. As of March 31, 2024, all of our commercial mortgage loans were first-lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
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
Trends and Recent Market Developments
Market Overview
•After a dovish shift at its final meeting of 2023, the U.S. Federal Reserve, or the "Federal Reserve," maintained its target range for the federal funds rate of 5.25%–5.50% at its January and March 2024 meetings. At a press conference following the March meeting, Chair Powell stated that "if the economy evolves broadly as expected, it will likely be appropriate to begin dialing back policy restraint at some point this year," while also acknowledging that "the Committee does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably down toward 2 percent." In addition, the Federal Reserve continued to reinvest only principal payments that exceeded monthly caps of $60 billion on U.S. Treasury securities and $35 billion on Agency RMBS.
•After falling sharply in the prior quarter, interest rates reversed course and rose in the first quarter of 2024 as market expectations for the timing of Federal Reserve rate cuts were pushed to later in the year. Overall, the yield on the 2-year Treasury increased by 37 basis points quarter over quarter to 4.62%, while the yield on the 10-year Treasury increased by 32 basis points to 4.20%. Meanwhile, interest rate volatility declined during the first quarter, with the MOVE Index at quarter end reaching its lowest level in two years.
•Secured Overnight Financing Rates, or “SOFR” rates, declined modestly in the first quarter. One- and three- month SOFR rates both declined by 3 basis points, to 5.33% and 5.30%, respectively, at quarter end. SOFR rates drive many of our financing costs.
•Mortgage rates moved in sympathy with long-term interest rates during the quarter. The Freddie Mac survey 30-year mortgage rate increased from 6.61% at the start of the year to 6.94% at the end of February, before declining modestly in March and finishing the quarter at 6.79%. The Mortgage Bankers Association’s Refinance Index increased by 27% over the course of the quarter, but remained at depressed levels on a historical basis, with current mortgage rates still much higher than the rates on the vast majority of outstanding Agency mortgages. Similarly, overall prepayment speeds remained extremely low, with Fannie Mae 30-year MBS registering CPRs of 4.4 in January, 4.7 in February, and 5.4 in March.
After rising 5.5% in 2023, the S&P CoreLogic Case-Shiller US National Home Price NSA Index increased by 0.5% during the first two months of 2024. Meanwhile, after decreasing by 7% in 2023, the National Association of Realtors Housing Affordability Index increased by 0.8% through February 2024.
•U.S. real GDP increased at an estimated annualized rate of 1.6% in the first quarter of 2024, as compared to 3.4% in the prior quarter. Meanwhile, the unemployment rate remained low, registering 3.7% in January, 3.9% in February, and 3.8% in March.

•In the first quarter, the 12-month percentage change in the Consumer Price Index for All Urban Consumers (“CPI-U"), not seasonally adjusted, registered 3.1% in January, 3.2% in February, and then increased moderately to 3.5% in March. This compared to 12-month percentage changes of 3.2% in October, 3.1% in November, and 3.4% in December 2023.
•For the first quarter, the Bloomberg U.S. MBS Index posted a negative return of (1.04%) and a negative excess return (on a duration-adjusted basis) of (0.14%) relative to the Bloomberg U.S. Treasury Index. Meanwhile, the Bloomberg U.S. Corporate Bond Index generated a negative return of (0.40%) but a positive excess return of 0.89%, while the Bloomberg U.S. Corporate High Yield Bond Index generated a positive return of 1.47% and a positive excess return of 1.59%, for the quarter.
•Corporate credit spreads tightened during the first quarter, with spreads on the Markit CDX North America Investment Grade and High Yield Indices declining by 5 and 26 basis points quarter over quarter, respectively. Additionally, according to PitchBook/LCD, default rates on U.S. leveraged loans declined further, with the twelve-month trailing default rate on the Morningstar LSTA Leveraged Loan Index decreasing to 1.14% at quarter end, as compared to 1.53% at December 31, and well below the 10-year historical average of 1.82%. Morningstar LSTA US Leveraged Loan Index prices rose for the sixth straight quarter, increasing to $96.70 at March 31, up from $96.20 at year end.
•U.S. CLO issuance activity ramped up significantly in the first quarter. According to PitchBook/LCD, the U.S. CLO market saw $49 billion of new CLO issuance in the first quarter, which was the second highest quarter of CLO issuance dating back to 2011, and up from $32 billion in the fourth quarter.
•U.S. equity markets generated strong performance in the first quarter, with many major indices reaching record highs. For the quarter, the NASDAQ rose by 9.1%, the S&P 500 was up 10.2%, and the Dow Jones Industrial Average increased by 5.6%. The VIX volatility index remained relatively low throughout the first quarter. Meanwhile, London's FTSE 100 index increased by 2.8% and the MSCI World global equity index rose by 8.5%, quarter over quarter.
Portfolio Overview and Outlook—Investment Portfolio
Investment Portfolio—Credit(1)
The following tables summarize the long investments in our credit portfolio as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Dollar Denominated:
CLOs(2)	$59,243	1.4%	$33,920	0.8%
CMBS	22,393	0.5%	45,432	1.1%
Commercial Mortgage Loans and REO(3)(4)	366,320	8.7%	330,296	7.9%
Consumer Loans and ABS backed by Consumer Loans(2)	83,194	2.0%	83,130	2.0%
Other loans and ABS(5)	19,674	0.5%	10,314	0.3%
Corporate Debt and Equity and Corporate Loans	31,140	0.8%	29,720	0.7%
Debt and Equity Investments in Loan Origination Entities(6)	35,967	0.9%	38,528	0.9%
Non-Agency RMBS	210,132	5.0%	253,522	6.1%
Non-QM Loans and Retained Non-QM RMBS(7)	1,989,390	47.3%	2,037,914	48.9%
Residential Transition Loans and Other Residential Mortgage Loans and REO(3)	1,199,246	28.5%	1,113,816	26.8%
Forward MSR-related investments	160,009	3.8%	163,336	3.9%
Non-Dollar Denominated:
CLOs(2)	5,496	0.1%	4,234	0.1%
Corporate Debt and Equity	185	—%	189	—%
RMBS(8)	20,423	0.5%	19,674	0.5%
Total Long Credit Portfolio	$4,202,812	100.0%	$4,164,025	100.0%
Less: Non-retained Tranches of Consolidated non-QM Securitization Trusts	1,407,035		1,424,804
Total Long Credit Portfolio excluding Non-retained Tranches of Consolidated non-QM Securitization Trusts	$2,795,777		$2,739,221
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
Our total long credit portfolio, excluding non-retained tranches of consolidated non-QM securitization trusts, increased to $2.80 billion as of March 31, 2024, from $2.74 billion as of December 31, 2023. The increase was driven primarily by larger residential transition loan and commercial mortgage bridge loan portfolios, where net originations exceeded principal paydowns, and net purchases of corporate CLOs. A portion of the increase was offset by net sales of non-Agency RMBS, net sales of CMBS, and a smaller non-QM loan portfolio, where principal paydowns and loan sales exceeded net originations.
Strong net interest income and net gains on non-Agency RMBS, interest rate hedges, and investments in loan originators drove the positive results in the credit strategy in the first quarter. These gains were partially offset by net losses on credit hedges, negative operating income on certain commercial non-performing mortgage loans and REO, and net losses on residential REO liquidations. We also had a net loss on the Great Ajax common shares we had purchased in connection with last year's terminated merger, which was partially offset by a net gain on the fixed payer interest rate swap hedges we hold against those shares.
In addition, we saw a further uptick in delinquencies in our residential and commercial mortgage loan portfolios, and while those portfolios continue to experience low levels of realized credit losses and strong overall credit performance, we are monitoring developments closely and diligently working out a handful of non-performing commercial mortgage assets. Loans in non-accrual status, as well as negative operating income on certain REOs, continued to weigh on our Adjusted Distributable Earnings.
During the quarter, the net interest margin on our credit portfolio (which represents the weighted average asset yield less the weighted average secured financing cost of funds, as adjusted to include the effect of actual and accrued periodic payments on interest rate swaps used to hedge the assets) increased to 2.86% from 2.66%, driven by higher asset yields, partially offset by a higher cost of funds. We continued to benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate.
Supplemental Credit Portfolio Information:
The following tables provide supplemental information to, and should be read in conjunction with, the notes to our financial statements. See Note 5—Investments in Loans, Note 7—Forward MSR-related Investments, and Note 8—Investments in Unconsolidated Entities to the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
The table below details certain information regarding our investments in commercial mortgage loans as of March 31, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans(3)(4)	$506,520	$(12,298)	$494,222	$—	$(5,622)	$488,600	11.36%	11.32%	0.99
(1)Excludes commercial mortgage loans in non-accrual status, with a fair value of $48.0 million.
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
(4)As of March 31, 2024 all of our commercial mortgage loans were first-lien mortgages, the vast majority of which have floating rates, most of which benefit from interest rate floors.

The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of March 31, 2024:

Property Type(1)	March 31, 2024
Multifamily	67.2%
Hotel	9.4%
Healthcare	4.3%
Industrial	3.8%
Mobile Home Community	3.7%
Retail	3.6%
Office	3.4%
Commercial Mixed Use	3.3%
Self Storage	1.3%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.
The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of March 31, 2024:

Property Location by U.S. State(1)	March 31, 2024
Florida	21.8%
New York	13.1%
Illinois	10.3%
Texas	8.3%
Georgia	6.8%
New Jersey	5.7%
Michigan	5.7%
All other states <5%	28.3%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.
Additionally, as of March 31, 2024, an unconsolidated variable interest entity, in which we co-invest with other Ellington affiliates, held a commercial multi-family REO property; our allocable portion of such REO was approximately $30.9 million.
The table below summarizes our interests in residential mortgage loans by loan type, and REO resulting from the foreclosure of residential mortgage loans, as of March 31, 2024:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
Non-QM Loans	$2,177,950	$1,975,344
Residential Transition Loans	1,183,940	1,178,066
Other Residential Loans	7,249	6,766
Total Residential Mortgage Loans	$3,369,139	$3,160,176
Residential REO(1)		14,414
Total residential mortgage loans and residential REO(1)		$3,174,590
(1)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to condensed consolidated financial statements.

The table below details (in thousands) the underlying reference amounts and components of our Forward MSR-related investments as of March 31, 2024:

Fair Value of Underlying MSR	Financing	Advances Receivable	Cash and Other Net Receivables	Fair Value of Forward MSR-related Investments
$159,933	$(13,500)	$4,427	$9,149	$160,009
The table below provides additional details on the MSRs underlying our Forward MSR-related investments as of March 31, 2024:

			Weighted Average
Holder of Mortgage Loan	Unpaid Principal Balance	Fair Value	Rate	Servicing Fee	Loan Age (Months)	Projected CPR	Market Yield
	(In thousands)
Federal National Mortgage Association	$11,454,259	$147,435	3.09%	0.25%	40	6.22%	9.77%
Federal Home Loan Mortgage Corporation	931,812	12,498	3.71%	0.25%	36	6.23%	9.84%
Total	$12,386,071	159,933	3.14%	0.25%	40	6.22%	9.78%
The following table provides additional details about our investments in unconsolidated entities as of March 31, 2024:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	$21,276
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	9,072
		30,348
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans and REO	72,220
Equity investments in securitization-related risk retention vehicles	Consumer Loans and European RMBS	2,507
Equity investments in securitization-related risk retention vehicles	Residential Mortgage Loan	6,213
Other	Various	14,078
		95,018
		$125,366
Investment Portfolio—Agency RMBS

	March 31, 2024		December 31, 2023
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$609,806	92.0%	$798,211	93.5%
Floating Rate	5,043	0.8%	5,130	0.6%
Reverse Mortgages	36,912	5.6%	37,171	4.4%
IOs	10,811	1.6%	12,712	1.5%
Total Long Agency RMBS	$662,572	100.0%	$853,224	100.0%
Our total long Agency RMBS portfolio decreased by 22% quarter over quarter to $662.6 million, driven by net sales, principal repayments, and net realized and unrealized losses.

Despite lower interest rate volatility during the quarter, Agency RMBS lagged a broader rally in credit as market consensus for the timing of the first Federal Reserve rate cut was pushed back. This drove interest rates higher across the yield curve and pressured yield spreads on Agency RMBS, particularly in February and particularly for lower coupons. While Agency yield spreads did recover meaningfully in March, driven by lower volatility and capital inflows, overall for the quarter Agency RMBS generated a modestly negative excess return to U.S. Treasuries. Despite the negative excess return, our Agency portfolio was profitable for the quarter, as net gains on our interest rate hedges exceeded net realized and unrealized losses on our pools and negative net interest income.
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
In the Agency strategy, the asset yields on our Agency RMBS increased while our borrowing costs were roughly unchanged. At the same time, we continued to benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate. As a result, the net interest margin on our Agency RMBS, excluding the Catch-up Amortization Adjustment, increased quarter over quarter to 1.50% from 0.69%. Average pay-ups on our specified pools increased to 0.89% as of March 31, 2024, as compared to 0.84% as of December 31, 2023.
As of both March 31, 2024 and December 31, 2023, the weighted average net pass-through rate on our fixed-rate specified pools was 3.9%. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was 31.2% for the three-month period ended March 31, 2024.
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023, and March 31, 2023.

	Three-Month Period Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Three-Month Constant Prepayment Rates(1)	5.2	5.7	7.0	6.2	4.8
(1)Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2024 and December 31, 2023:

		March 31, 2024			December 31, 2023
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50–1.99	$7,237	$6,297	41	$7,464	$6,548	38
	2.00–2.49	9,557	8,516	38	9,784	8,810	35
	2.50–2.99	20,898	19,320	44	21,397	19,969	40
	3.00–3.49	6,987	6,598	75	7,230	6,901	73
	3.50–3.99	9,886	9,526	89	10,437	10,152	86
	4.00–4.49	1,341	1,314	106	1,446	1,428	102
	4.50–4.99	200	198	156	229	228	153
Total 15-year fixed-rate mortgages		56,106	51,769	56	57,987	54,036	53
20-year fixed-rate mortgages:
	2.00–2.49	2,055	1,739	40	2,094	1,804	37
	4.50–4.99	269	264	124	274	274	121
Total 20-year fixed-rate mortgages		2,324	2,003	50	2,368	2,078	47
30-year fixed-rate mortgages:
	2.00–2.49	22,133	17,698	31	22,342	18,435	28
	2.50–2.99	76,307	63,689	37	79,164	68,065	34
	3.00–3.49	98,863	86,643	47	129,437	116,281	41
	3.50–3.99	100,520	91,323	60	117,413	109,393	62
	4.00–4.49	76,166	71,866	76	113,690	109,114	62
	4.50–4.99	41,703	40,380	70	95,070	93,236	47
	5.00–5.49	76,434	75,226	31	113,246	112,831	26
	5.50–5.99	28,092	28,089	20	41,428	41,778	14
	6.00–6.49	42,738	43,361	16	44,445	45,361	13
	6.50–6.99	36,859	37,759	10	26,888	27,603	9
Total 30-year fixed-rate mortgages		599,815	556,034	45	783,123	742,097	41
Total fixed-rate Agency RMBS		$658,245	$609,806	46	$843,478	$798,211	42
Portfolio Overview and Outlook—Longbridge
As discussed in Note 13 of the Notes to the Condensed Consolidated Financial Statements, when Longbridge pools HECM loans into HMBS, such transfers do not qualify as sales under U.S. GAAP, and as a result, such transactions are treated as secured borrowings on our Condensed Consolidated Balance Sheet. The HECM loans are included in Loans, at fair value, and the related liabilities are reflected as HMBS-related obligations, at fair value. After pooling the HECM loans into HMBS, Longbridge retains the mortgage servicing rights associated with such HMBS, which we refer to as the "HMBS MSR Equivalent." Additionally, Longbridge typically retains the MSRs associated with the proprietary reverse mortgage loans that it originates and has acquired MSRs on reverse mortgage loans in the secondary market ("Reverse MSRs"). We refer to the HMBS MSR Equivalent and Reverse MSRs collectively as our "Reverse MSR-related Net Assets." We have also securitized some of the proprietary reverse mortgage loans originated by Longbridge, and we have retained certain securitization tranches in compliance with credit risk retention rules.

The following table summarizes loan-related assets(1) in the Longbridge segment as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
HMBS assets(2)	$8,713,835	$8,511,682
Less: HMBS liabilities	(8,619,463)	(8,423,235)
HMBS MSR Equivalent	94,372	88,447
Unsecuritized HECM loans(3)	111,617	102,553
Proprietary reverse mortgage loans(4)	365,372	329,575
Reverse MSRs	29,889	29,580
Unsecuritized REO	2,228	2,219
Total	603,478	552,374
Less: Non-retained tranches of consolidated securitization trust	(162,482)	—
Total, excluding non-retained tranches of consolidated securitization trust	$440,996	$552,374
(1)This information does not include financial derivatives or loan commitments.
(2)Includes HECM loans, REO, and claims or other receivables.
(3)As of March 31, 2024, includes $9.3 million of assignable HECM Buyout Loans, $9.4 million of non-assignable HECM Buyout Loans, and $4.5 million of other inactive HECM loans. As of December 31, 2023, includes $6.9 million of assignable HECM Buyout Loans, $10.2 million of non-assignable HECM Buyout Loans, and $4.9 million of other inactive HECM loans.
(4)Includes $184.9 million of securitized proprietary reverse mortgage loans and $4.7 million of cash held in a securitization reserve fund.
Our Longbridge portfolio generated positive income for the first quarter, driven by positive results from servicing and net gains on interest rate hedges. In originations, improved gain-on-sale margins in HECM, driven by tighter HECM yield spreads, were mostly offset by a decline in overall origination volumes. Tighter HECM yield spreads also led to net gains on the HMBS MSR Equivalent, as well as improved execution on tail securitizations, which contributed to the positive results from servicing. Partially offsetting these gains were net losses on proprietary reverse mortgage loans.
Our Longbridge portfolio, excluding non-retained tranches of a consolidated securitization trusts, decreased by 20% sequentially to $441.0 million as of March 31, 2024, driven primarily by the successful completion of our inaugural proprietary reverse mortgage loan securitization in March.
Supplemental Longbridge Information:
The following table summarizes origination volumes by channel for the three-month periods ended March 31, 2024 and December 31, 2023:

	Three-Month Period Ended
($ In thousands)	March 31, 2024			December 31, 2023
Channel	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume
Retail	381	$51,639	25%	363	$47,868	18%
Wholesale and correspondent	983	153,246	75%	1,223	214,314	82%
Total	1,364	$204,885	100%	1,586	$262,182	100%
(1)Represents initial borrowed amounts on reverse mortgage loans.
Corporate/Other
Our results for the quarter also reflect a net loss, driven by the increase in interest rates, on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity, partially offset by a net gain on our senior notes, also driven by the increase in interest rates.
Financing—Overall
We have various financing arrangements in place as of March 31, 2024, including both secured and unsecured borrowings. We use repos, secured lines of credit, and various other secured borrowings to finance our portfolios, each of which we account for as collateralized borrowings. We have also obtained, through the securitization markets, term financing for certain of our non-QM loans, certain of our proprietary reverse mortgage loans, and certain of our consumer loans. Additionally, as an issuer of HMBS, we account for HMBS-related obligations as secured borrowings. Finally, as of March 31,

2024, we had $297.7 million of outstanding Unsecured borrowings including: (i) senior notes of $210.0 million, maturing in April 2027 and bearing an interest rate of 5.875%; (ii) senior notes of $34.9 million, maturing in March 2025 and bearing an interest rate of 6.75%; and (iii) senior notes of $37.8 million, maturing in August 2026 and bearing an interest rate of 6.00% (collectively, the "Senior Notes") as well as $15.0 million of unregistered junior subordinated unsecured debt securities (the "Trust Preferred Debt"). The indentures governing the outstanding Senior Notes contain a number of covenants, including several financial covenants. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional details on our Unsecured borrowings.
As of March 31, 2024, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet) were $4.3 billion, of which approximately 14.5%, or $617.3 million, related to our Agency RMBS holdings. The remaining outstanding borrowings related to our credit portfolio and Longbridge. Additionally, we had $8.6 billion of HMBS-related obligations.
The following table details our borrowings outstanding and debt-to-equity ratios as of March 31, 2024 and December 31, 2023:

	As of
($ in thousands)	March 31, 2024	December 31, 2023
Recourse(1) borrowings:
Repurchase agreements	$2,517,747	$2,967,437
Other secured borrowings	180,918	245,827
Unsecured borrowings, at par	297,681	297,681
Total recourse borrowings	$2,996,346	$3,510,945
Debt-to-equity ratio based on total recourse borrowings(1)	1.9:1	2.3:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities	1.8:1	2.2:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	1.8:1	2.0:1
Non-Recourse(3) Borrowings:
Other Secured Borrowings, at fair value(4)	1,569,149	1,424,668
HMBS-related obligations, at fair value	8,619,463	8,423,235
Total non-recourse borrowings	10,188,612	9,847,903
Total Recourse and Non-Recourse Borrowings	$13,184,958	$13,358,848
Debt-to-equity ratio based on total recourse and non-recourse borrowings	8.5:1	8.7:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities	8.3:1	8.6:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	8.3:1	8.4:1
(1)As of March 31, 2024 and December 31, 2023, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 2.0:1 and 2.4:1 as of March 31, 2024 and December 31, 2023, respectively.
(2)For unsettled purchases and sales, assumes associated borrowings are subject to haircuts of 5.2% and 5.1% as of March 31, 2024 and December 31, 2023, respectively.
(3)All of our non-recourse borrowings are secured by collateral. In the event of default under a non-recourse borrowing, the lender has a claim against the collateral but not any of the Operating Partnership's other assets. In the event of default under a recourse borrowing, the lender's claim is not limited to the collateral (if any).
(4)Relates to our non-QM and reverse mortgage loan securitizations, where we have elected the fair value option on the related debt.
Our recourse debt-to-equity ratio, excluding U.S. Treasury securities and adjusted for unsettled purchases and sales, decreased to 1.8:1 as of March 31, 2024 as compared to 2.0:1 as of December 31, 2023. This decline was primarily driven by a decline in borrowings on our smaller Agency RMBS portfolio and a decrease in recourse borrowings resulting from the securitization of proprietary reverse mortgage loans in March. Such securitization financing is consolidated non-recourse debt, however, and our debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales, also decreased, but by a lesser degree, to 8.3:1 as of March 31, 2024 as compared to 8.4:1 as of December 31, 2023.
Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.

Our secured financing costs include interest expense related to our repo borrowings and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet but exclude HMBS-related obligations). For the three-month period ended March 31, 2024, the average cost of funds on our secured financings increased to 5.78%, as compared to 5.69% for the three-month period ended December 31, 2023. The period-over-period increase was primarily driven by higher short-term interest rates. Our unsecured financing costs consist of interest expense related to our Unsecured borrowings. For the three-month periods ended March 31, 2024 and December 31, 2023, the average borrowing rate on our unsecured financings was 6.14% and 5.85%, respectively. The period-over-period increase was driven by additional unsecured debt, carrying a higher average borrowing rate, that was assumed in December 2023 in connection with the Arlington Merger. Our average cost of funds, including both secured and unsecured financings, increased to 5.80% from 5.70% over the same period.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended March 31, 2024, and 2023, we recognized a Catch-Up Amortization Adjustment of $(1.3) million, and $(0.5) million, respectively. The Catch-up Amortization Adjustment is reflected as an increase (decrease) to Interest income on the Condensed Consolidated Statement of Operations.
See the notes to our condensed consolidated financial statements for more information on the assumptions and methods that we use to amortize purchase premiums and accrete purchase discounts.
Income Taxes: We have elected to be taxed as a REIT for U.S. federal income tax purposes, and are generally are not subject to corporate-level federal and state income tax on net income we distribute to our stockholders within the prescribed timeframes. We have elected to treat certain domestic and foreign subsidiaries as TRSs. Our financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Establishing a provision for income tax expense requires judgement and interpretation of the application of various federal, state, local, and foreign jurisdiction's tax laws. We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. See Note 2 and Note 15 to our condensed consolidated financial statements for additional details on income taxes.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for a description of relevant recent accounting pronouncements, if any.

Financial Condition
The following table summarizes the fair value of our consolidated portfolio of investments(1) as of March 31, 2024 and December 31, 2023.

(In thousands)	March 31, 2024	December 31, 2023
Long:
Investment Portfolio:
Credit:
Dollar Denominated:
CLO(2)	$59,243	$33,920
CMBS	22,393	45,432
Commercial Mortgage Loans and REO(3)(4)	366,320	330,296
Consumer Loans and ABS backed by Consumer Loans(2)	83,194	83,130
Other loans and ABS(5)	19,674	10,314
Corporate Debt and Equity and Corporate Loans	31,140	29,720
Debt and Equity Investments in Loan Origination Entities(6)	35,967	38,528
Non-Agency RMBS	210,132	253,522
Non-QM Loans and Retained Non-QM RMBS(7)	1,989,390	2,037,914
Residential Transition Loans and Other Residential Mortgage Loans and REO(3)	1,199,246	1,113,816
Forward MSR-related Investments	160,009	163,336
Non-Dollar Denominated:
CLO(2)	5,496	4,234
Corporate Debt and Equity	185	189
RMBS(8)	20,423	19,674
Agency:
Fixed-Rate Specified Pools	609,806	798,211
Floating-Rate Specified Pools	5,043	5,130
IOs	10,811	12,712
Reverse Mortgage Pools	36,912	37,171
Government Debt	225,038	165,063
Longbridge:
Reverse Mortgage Loans	9,182,448	8,938,551
Reverse MSRs	29,889	29,580
REO(3)	5,584	5,985
Total Long	$14,308,343	$14,156,428
Short:
Investment Portfolio:
Government Debt:
Dollar Denominated	(139,394)	(128,113)
Non-Dollar Denominated	(25,724)	(26,190)
Total Short	$(165,118)	$(154,303)
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
(8)Includes an equity investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of March 31, 2024.

	March 31, 2024
	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$286	$(42,048)	$(41,762)	$1,924
Total Net Mortgage-Related Derivatives				1,924
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	286,000	(687,269)	(401,269)	(10,346)
Total Return Swaps on Corporate Bond Indices and Corporate Debt(3)	1,384	—	1,384	6
Warrants(3)	102	—	102	53
Total Net Corporate-Related Derivatives				(10,287)
Interest Rate-Related Derivatives:
TBAs	99,747	(329,631)	(229,884)	310
Interest Rate Swaps	2,220,729	(3,307,192)	(1,086,463)	118,462
U.S. Treasury Futures(4)	1,900	(324,100)	(322,200)	(827)
Total Interest Rate-Related Derivatives				117,945
Other Derivatives:
Foreign Currency Forwards(5)	—	(23,474)	(23,474)	336
Total Net Other Derivatives				336
Net Total				$109,918
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 10 of the notes to the condensed consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of March 31, 2024, derivative assets and derivative liabilities were $150.3 million and $(40.4) million, respectively, for a net fair value of $109.9 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of March 31, 2024, a total of 19 long and 2,992 short U.S. Treasury futures contracts were held.
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
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 10 of the notes to the condensed consolidated financial statements.
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
As of March 31, 2024, our Condensed Consolidated Balance Sheet reflected total assets of $15.1 billion and total liabilities of $13.6 billion. As of December 31, 2023, our Condensed Consolidated Balance Sheet reflected total assets of $15.3 billion and total liabilities of $13.8 billion. Our investments in securities, loans, MSRs, Forward MSR-related investments, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $14.5 billion as of March 31, 2024. Our investments in securities, loans, MSRs, Forward MSR-related investments, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $14.3 billion as of December 31, 2023. Our investments in securities sold short and financial derivatives included in total liabilities were $205.5 million and $216.1 million as of March 31, 2024 and December 31, 2023, respectively. As of both March 31, 2024 and December 31, 2023, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. We primarily use short positions in U.S. Treasury securities and sovereign bonds to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of March 31, 2024 and December 31, 2023, we had a net short notional TBA position of $229.9 million and $57.9 million, respectively.
For a more detailed discussion of our investment portfolio, see "—Trends and Recent Market Developments—Portfolio Overview and Outlook" above.
We use mortgage-related credit derivatives primarily to hedge credit risk in certain credit strategies, although we have also taken net long positions in certain CDS on RMBS and CMBS indices. Our CDS on individual RMBS represent "single-name" positions whereby we have synthetically purchased credit protection on specific non-Agency RMBS bonds. As there is no longer an active market for CDS on individual RMBS or CDS on RMBS indices, our portfolios in these sectors continues to run off. We also use CDS on corporate bond indices, options thereon, and various other instruments as a means to hedge credit risk. As market conditions change, especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of March 31, 2024 indebtedness outstanding on our repos was approximately $2.5 billion. As of March 31, 2024, our assets financed with repos consisted of Agency RMBS of $648.7 million, credit portfolio assets of $2.1 billion, reverse mortgage loans of $125.9 million, and U.S. Treasury securities of $224.7 million. As of March 31, 2024, outstanding indebtedness under repos was $617.3 million for Agency RMBS, $1.6 billion for credit portfolio assets, $98.4 million of reverse mortgage loans, and $227.2 million for U.S. Treasury securities. As of December 31, 2023 indebtedness outstanding on our repos was approximately $3.0 billion. As of December 31, 2023, our assets financed with repos consisted of Agency RMBS of $1.2 billion, credit portfolio assets of $2.1 billion, reverse mortgage loans of $203.7 million, and U.S. Treasury securities of $154.6 million. As of December 31, 2023, outstanding indebtedness under repos was $1.1 billion for Agency RMBS, $1.6 billion for credit portfolio assets, $150.2 million on reverse mortgage loans, and $155.0 million for U.S. Treasury securities.
In addition to our repos, as of March 31, 2024 we had Total other secured borrowings of $1.8 billion, used to finance $2.0 billion of non-QM loans, ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs. This compares to Total other secured borrowings of $1.7 billion as of December 31, 2023, used to finance $1.9 billion of non-QM loans, ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs. Additionally, as of March 31, 2024, we had HMBS-related obligations of $8.6 billion collateralized by $8.7 billion of HMBS assets, and as of December 31, 2023, we had HMBS-related obligations of $8.4 billion collateralized by $8.5 billion of HMBS assets, which include HECM loans as well as REO and claims and other receivables. In addition to our secured borrowings, as of both March 31, 2024 and December 31, 2023, we had $297.7 million of Unsecured borrowings outstanding.
As of March 31, 2024 and December 31, 2023, our debt-to-equity ratio was 8.5:1 and 8.7:1, respectively. Our recourse debt-to-equity ratio was 1.9:1 as of March 31, 2024 as compared to 2.3:1 as of December 31, 2023. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of March 31, 2024, our equity increased by $17.5 million to $1.553 billion from $1.536 billion as of December 31, 2023. The increase principally consisted of net income of $34.1 million; net proceeds from the issuance of shares of common stock of $26.9 million, after commissions and offering costs; and contributions from our non-controlling interests of $2.1 million. These increases were partially offset by common and preferred dividends of $43.6 million, repurchases of common stock of $0.5 million, and distributions to non-controlling interests of $1.6 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.533 billion as of March 31, 2024. As of March 31, 2024, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $13.69.

Results of Operations
The following tables summarizes our results of operations by segment (as applicable) for the three-month periods ended March 31, 2024 and 2023:

	Three-Month Period Ended March 31, 2024
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$91,403	$8,240	$1,877	$101,520
Interest expense	(57,310)	(8,557)	(4,597)	(70,464)
Net interest income	34,093	(317)	(2,720)	31,056
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	(2,193)	(9,442)	—	(11,635)
Realized and unrealized gains (losses) on financial derivatives, net	24,262	15,119	(5,538)	33,843
Realized and unrealized gains (losses) on real estate owned, net	(2,051)	—	—	(2,051)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(12,739)	215	—	(12,524)
Unrealized gains (losses) on unsecured borrowings, at fair value	—	—	1,829	1,829
Net change from HECM reverse mortgage loans, at fair value	—	205,497	—	205,497
Net change related to HMBS obligations, at fair value	—	(177,982)	—	(177,982)
Other, net	2,745	4,763	—	7,508
Total other income (loss)	10,024	38,170	(3,709)	44,485
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	5,730	5,730
Other investment related expenses	2,973	10,263	—	13,236
Other operating expenses	170	18,836	5,683	24,689
Total expenses	3,143	29,099	11,413	43,655
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	40,974	8,754	(17,842)	31,886
Income tax expense (benefit)	—	—	61	61
Earnings (losses) from investments in unconsolidated entities	2,226	—	—	2,226
Net Income (Loss)	43,200	8,754	(17,903)	34,051
Net income (loss) attributable to non-controlling interests	185	38	259	482
Dividends on preferred stock	—	—	6,654	6,654
Net Income (Loss) Attributable to Common Stockholders	$43,015	$8,716	$(24,816)	$26,915
Net Income (Loss) Per Common Share	$0.51	$0.10	$(0.29)	$0.32
(1)See Note 16 of the notes to the condensed consolidated financial statements for further details on management fee rebates.

	Three-Month Period Ended March 31, 2023
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total
Interest Income (Expense)
Interest income	$82,369	$2,893	$1,912	$87,174
Interest expense	(52,136)	(4,346)	(3,135)	(59,617)
Net interest income	30,233	(1,453)	(1,223)	27,557
Other Income (Loss)(1)
Realized and unrealized gains (losses) on securities and loans, net	56,938	5,552	—	62,490
Realized and unrealized gains (losses) on financial derivatives, net	(17,931)	(5,591)	838	(22,684)
Realized and unrealized gains (losses) on real estate owned, net	(52)	—	—	(52)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(29,680)	—	—	(29,680)
Unrealized gains (losses) on Unsecured borrowings, at fair value	—	—	6,510	6,510
Net change from HECM reverse mortgage loans, at fair value	—	163,121	—	163,121
Net change related to HMBS obligations, at fair value	—	(131,534)	—	(131,534)
Other, net	1,654	1,850	—	3,504
Total other income (loss)	10,929	33,398	7,348	51,675
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	4,956	4,956
Other investment related expenses	2,619	6,057	—	8,676
Other operating expenses	886	19,390	3,994	24,270
Total expenses	3,505	25,447	8,950	37,902
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	37,657	6,498	(2,825)	41,330
Income tax expense (benefit)	—	—	21	21
Earnings (losses) from investments in unconsolidated entities	3,444	—	—	3,444
Net Income (Loss)	41,101	6,498	(2,846)	44,753
Net income (loss) attributable to non-controlling interests	238	2	480	720
Dividends on preferred stock	—	—	5,117	5,117
Net Income (Loss) Attributable to Common Stockholders	$40,863	$6,496	$(8,443)	$38,916
Net Income (Loss) Per Common Share	$0.61	$0.10	$(0.13)	$0.58
(1)See Note 16 of the notes to the condensed consolidated financial statements for further details on management fee rebates.
Results of Operations for the Three-Month Periods Ended March 31, 2024 and 2023
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended March 31, 2024 we had net income (loss) attributable to common stockholders of $26.9 million, compared to $38.9 million for the three-month period ended March 31, 2023. The decline in our results of operations was primarily due to an increase in total expenses during the current period, driven by an increase in other investment related expenses, an increase in dividends on preferred stock, and a decrease in total other income.
Interest Income
Interest income was $101.5 million for the three-month period ended March 31, 2024, as compared to $87.2 million for the three-month period ended March 31, 2023. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the three-month period ended March 31, 2024 increased to $91.4 million, as compared to $82.4 million for the three-month period ended March 31, 2023.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month period ended March 31, 2024 and 2023:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended March 31, 2024	$80,583	$4,137,295	7.79%	$7,069	$780,939	3.62%	$87,652	$4,918,234	7.13%
Three-month period ended March 31, 2023	$71,755	$4,290,978	6.69%	$7,121	$986,320	2.89%	$78,876	$5,277,298	5.98%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the three-month period ended March 31, 2024, interest income from our credit portfolio was $80.6 million, as compared to $71.8 million for the three-month period ended March 31, 2023. This period-over-period increase was due to higher average asset yields partially offset by the slightly smaller size of the credit portfolio for the three-month period ended March 31, 2024.
For each of the three-month periods ended March 31, 2024 and 2023, interest income from our Agency RMBS was $7.1 million.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Amortization Adjustment. For the three-month period ended March 31, 2024, we had a negative Catch-up Amortization Adjustment of $(1.3) million, which decreased our interest income. Comparatively, for the three-month period ended March 31, 2023, we had a negative Catch-up Amortization Adjustment of $(0.5) million, which decreased our interest income. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 4.29% and 7.23%, respectively, for the three-month period ended March 31, 2024. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.08% and 6.02%, respectively, for the three-month period ended March 31, 2023.
In addition, we had $3.2 million and $3.1 million of interest income related to long U.S. Treasury securities and repo on short U.S. Treasury securities for the three-month periods ended March 31, 2024 and 2023, respectively, which we generally use to adjust our exposure to changes in interest rates.
Longbridge
For the three-month periods ended March 31, 2024 and 2023, interest income from the Longbridge segment was $8.2 million and $2.9 million, respectively. The increase was primarily related to a larger average portfolio of proprietary reverse mortgage loans period over period.
Corporate/Other
For each of the three-month periods ended March 31, 2024 and 2023, interest income not allocated to either the investment portfolio segment or Longbridge segment was $1.9 million.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our unsecured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the three-month periods ended March 31, 2024 and 2023, we had total interest expense of $70.5 million and $59.6 million, respectively.
Investment Portfolio
Total interest expense in our investment portfolio segment increased to $57.3 million for the three-month period ended March 31, 2024, as compared to $52.1 million for the three-month period ended March 31, 2023. The increase in interest expense was primarily the result of an increase in financing rates as well as a larger portfolio of U.S. Treasury securities primarily used to hedge interest rate risk. Such increases were partially offset by a decline in average secured borrowings on our credit and Agency RMBS assets.

The table below summarizes the components of interest expense in our Investment Portfolio for the three-month periods ended March 31, 2024 and 2023.

	Three-Month Period Ended
(In thousands)	March 31, 2024	March 31, 2023
Repos and Total Other Secured Borrowings	$56,040	$51,022
Securities Sold Short (1)	1,253	1,114
Other	17	—
Total	$57,310	$52,136
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the three-month periods ended March 31, 2024 and 2023.

	Three-Month Period Ended
	March 31, 2024			March 31, 2023
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,174,549	$43,187	5.47%	$3,344,483	$40,579	4.92%
Agency RMBS	703,111	9,764	5.59%	805,981	8,852	4.45%
Subtotal(1)	3,877,660	52,951	5.49%	4,150,464	49,431	4.83%
U.S. Treasury Securities	225,349	3,089	5.51%	138,557	1,591	4.66%
Total	$4,103,009	$56,040	5.49%	$4,289,021	$51,022	4.82%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 4.36% and 3.77% for the three-month periods ended March 31, 2024 and 2023, respectively. Excluding the Catch-up Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including actual and accrued periodic payments on interest rate swaps as described above), was 2.87% and 2.25% for the three-month periods ended March 31, 2024 and 2023, respectively. These metrics do not include costs associated with any unsecured debt or costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Longbridge
Interest expense in the Longbridge segment primarily relates to Other secured borrowings and repurchase agreements. For the three-month periods ended March 31, 2024 and 2023, interest expense related to the Longbridge segment was $8.6 million and $4.3 million, respectively. The increase in interest expense in the current period was due to an increase in interest rates as well as an increase in the average size of borrowings on the Longbridge portfolio. For the three-month period ended March 31, 2024, our average borrowings related to the Longbridge portfolio were $368.0 million, and our average cost of funds was 8.99%. This compares to average borrowings of $222.6 million and an average cost of funds of 7.81% for the three-month period ended March 31, 2023.
Corporate/Other
Certain items of interest expense are not allocated to either the investment portfolio segment or Longbridge segment, such as interest expense on our Unsecured borrowings and certain cash collateral held by us. Total interest expense not allocated to either the investment portfolio or Longbridge segments was $4.6 million and $3.1 million for the three-month periods ended March 31, 2024 and 2023, respectively.

The table below summarizes the components of interest expense not included in either segment for the three-month periods ended March 31, 2024 and 2023.

	Three-Month Period Ended
(In thousands)	March 31, 2024	March 31, 2023
Unsecured borrowings	$4,542	$3,084
Other (1)	55	52
Total	$4,597	$3,136
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
Base Management Fees
Corporate/Other
For the three-month period ended March 31, 2024, the gross base management fee, which is based on total equity at the end of each quarter, was $5.8 million, and our Manager credited us with rebates on our base management fee of $0.1 million, resulting in a net base management fee of $5.7 million. For the three-month period ended March 31, 2023, the gross base management fee, which is based on total equity at the end of each quarter, was $5.1 million, and our Manager credited us with rebates on our base management fee of $0.2 million, resulting in a net base management fee of $5.0 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was primarily due to a larger capital base at the end of the first quarter of 2024, as compared to 2023.
Incentive Fees
Corporate/Other
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. No incentive fee was incurred for either of the three-month periods ended March 31, 2024 and 2023, since for each quarter during these periods, our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended March 31, 2024 and 2023, other investment related expenses were $13.2 million and $8.7 million, respectively.
Investment Portfolio
For the three-month periods ended March 31, 2024 and 2023, Other investment related expenses in our investment portfolio segment were $3.0 million and $2.6 million, respectively. The increase in other investment related expenses was primarily due to an increase in various loan origination expenses related to our residential mortgage loan portfolio.
Longbridge
Other investment related expenses related to the Longbridge segment primarily consist of servicing expense related to reverse mortgage loans and various loan origination expenses. For the three-month periods ended March 31, 2024 and 2023, Other investment related expenses were $10.3 million and $6.1 million, respectively. The increase in Other investment related expenses related to the Longbridge segment was primarily due to debt issuance costs related to the securitization of proprietary reverse mortgage loans in March 2024.
Corporate/Other
For both the three-month periods ended March 31, 2024 and 2023, other investment related expenses were entirely allocated to our investment portfolio or Longbridge segments.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $24.7 million for the three-month period ended March 31, 2024 as compared to $24.3 million for the three-month period ended March 31, 2023.

Investment Portfolio
Other operating expenses for our investment portfolio segment were $0.2 million and $0.9 million for the three-month periods ended March 31, 2024 and 2023, respectively. The decrease in other operating expenses for the three-month period ended March 31, 2024 was primarily due to a decrease in compensation and benefits expense.
Longbridge
For the three-month periods ended March 31, 2024 and 2023, other operating expenses related to the Longbridge segment were $18.8 million and $19.4 million, respectively. These expenses primarily consist of compensation and benefits expense, and consist to a lesser extent of various overhead costs including rent expense, licensing fees, expenses related to office equipment, and amortization of intangible assets. The period-over-period decrease was primarily due to a decline in compensation and benefits expense and professional fees.
Corporate/Other
For the three-month periods ended March 31, 2024 and 2023, other operating expenses not allocated to either the investment portfolio segment or the Longbridge segment were $5.7 million and $4.0 million, respectively. The period-over-period increase in other operating expenses was primarily due to higher in compensation and benefits expense and professional fees.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and residential mortgage, commercial mortgage, consumer, and corporate loans, financial derivatives, and real estate owned, unrealized gains (losses) on other secured borrowings, at fair value and Unsecured borrowings, at fair value, net change from HECM reverse mortgage loans, at fair value, and net change related to HMBS obligations, at fair value. Other, net, another component of Other income (loss), includes rental income and income related to loan originations, as well as loan commitments, MSRs and Forward MSR-related investments, realized gains (losses) on foreign currency transactions, and unrealized gains (losses) on foreign currency remeasurement.
Investment Portfolio
For the three-month period ended March 31, 2024, other income (loss) was $10.0 million, consisting primarily of net realized and unrealized gains of $24.3 million on our financial derivatives and $2.7 million of Other, net. These gains were partially offset by net unrealized losses of $(12.7) million on our Other secured borrowings, at fair value, and net realized and unrealized losses of $(2.2) million on our securities and loans and $(2.1) million on real estate owned, net. Net realized and unrealized gains of $24.3 million on our financial derivatives were primarily related to net realized and unrealized gains, driven by higher interest rates, on our interest rate swaps, and to a lesser extent, our net short positions in TBAs and U.S. Treasury futures. Other, net of $2.7 million consisted primarily of various origination and loan income, rental income, and income and net realized and unrealized gains on Forward MSR-related investment. We recognized net unrealized losses of $(12.7) million on our Other secured borrowings, at fair value for the three-month period ended March 31, 2024, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized gains of $10.9 million, which are included in Unrealized gains (losses) on securities and loans, net. Net realized and unrealized losses of $(2.2) million on our securities and loans were primarily on Agency RMBS and non-QM loans. These losses were partially offset by net realized and unrealized gains on non-Agency RMBS.
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
Longbridge
For the three-month period ended March 31, 2024, other income (loss) from the Longbridge segment was $38.2 million, consisting primarily of gains from Net change from HECM reverse mortgage loans, at fair value of $205.5 million, net gains of

$15.1 million on financial derivatives, and other income of $4.8 million. These gains were partially offset by Net change related to HMBS obligations, at fair value of $(178.0) million and net unrealized losses of $(9.4) million on securities and loans. Gains from Net change from HECM reverse mortgage loans at fair value of $205.5 million primarily consisted of interest income on HECM loans of $138.6 million, net realized and unrealized gains on HECM loans of $66.1 million, and net realized and unrealized gains on the HMBS MSR Equivalent of $0.7 million. The net realized and unrealized gains on the HECM loans and HMBS MSR Equivalent were primarily driven by tighter HECM yield spreads quarter over quarter. Other income, included in Other, net of $4.8 million, is primarily related to $2.1 million of servicing fees, $1.9 million of origination fees, and a net gain of $1.3 million on loan commitments. Losses from Net change related to HMBS obligations, at fair value of $(178.0) million primarily consisted of interest expense on the HMBS obligations of $130.5 million and net unrealized losses on the HMBS obligations of $47.5 million, which partially offset the interest income and net realized and unrealized gains on HECM loans.
For the three-month period ended March 31, 2023, other income (loss) from Longbridge was $33.4 million, consisting primarily of gains from Net change from HECM reverse mortgage loans, at fair value of $163.1 million, which were partially offset by Net change related to HMBS obligations, at fair value of $(131.5) million.
Corporate/Other
For the three-month period ended March 31, 2024, other income (loss) was $(3.7) million, consisting primarily of a net loss on the fixed payer interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity, partially offset by a net gain on our Unsecured borrowings, at fair value, also driven by the increase in interest rates. For the three-month period ended March 31, 2023, other income (loss) was $7.3 million consisting of net realized and unrealized gains on our Unsecured borrowings, at fair value of $6.5 million and $0.8 million on interest rate swaps used to hedge future fixed rate payments on our Unsecured borrowings and our preferred equity.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $61 thousand for the three-month period ended March 31, 2024, as compared to $21 thousand for the three-month period ended March 31, 2023.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $2.2 million for the three-month period ended March 31, 2024, as compared to $3.4 million for the three-month period ended March 31, 2023. For the three-month period ended March 31, 2024, Earnings (losses) from investments in unconsolidated entities of $2.2 million primarily consisted of unrealized gains on investments in loan originators of $4.0 million, and $0.6 million on investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates, partially offset by unrealized losses of $(2.5) million on investments in unconsolidated entities related to risk retention related vehicles related to non-QM securitizations. This compares to unrealized gains of $3.2 million on investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates, and net unrealized gains of $2.7 million on investments in unconsolidated entities related to risk retention related vehicles related to non-QM securitizations, partially offset by unrealized losses from investments in loan originators of $(2.4) million, for the three-month period ended March 31, 2023.
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

The following tables reconcile, for the three-month period ended March 31, 2024 and 2023 our Adjusted Distributable Earnings by strategy to the line on our Condensed Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended March 31, 2024				Three-Month Period Ended March 31, 2023
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Longbridge	Corporate/Other	Total
Net Income (Loss)	$43,200	$8,754	$(17,903)	$34,051	$41,101	$6,498	$(2,846)	$44,753
Income tax expense (benefit)	—	—	61	61	—	—	21	21
Net income (loss) before income tax expense (benefit)	43,200	8,754	(17,842)	34,112	41,101	6,498	(2,825)	44,774
Adjustments:
Realized (gains) losses, net(1)	29,254	—	1,620	30,874	65,741	—	—	65,741
Unrealized (gains) losses, net(2)	(25,945)	449	(106)	(25,602)	(64,020)	—	(9,679)	(73,699)
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(3)	—	(13,943)	—	(13,943)	—	(4,225)	—	(4,225)
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	1,297	—	—	1,297	482	—	—	482
Non-capitalized transaction costs and other expense adjustments(4)	923	4,068	500	5,491	457	2,059	95	2,611
(Earnings) losses from investments in unconsolidated entities	(2,226)	—	—	(2,226)	(3,444)	—	—	(3,444)
Adjusted distributable earnings from investments in unconsolidated entities(5)	816	—	—	816	3,752	—	—	3,752
Total Adjusted Distributable Earnings	$47,319	$(672)	$(15,828)	$30,819	$44,069	$4,332	$(12,409)	$35,992
Dividends on preferred stock	—	—	6,654	6,654	—	—	5,117	5,117
Adjusted Distributable Earnings attributable to non-controlling interests	216	(2)	225	439	229	19	318	566
Adjusted Distributable Earnings Attributable to Common Stockholders	$47,103	$(670)	$(22,707)	$23,726	$43,840	$4,313	$(17,844)	$30,309
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$0.56	$(0.01)	$(0.27)	$0.28	$0.66	$0.06	$(0.27)	$0.45
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
(4)For the three-month period ended March 31, 2024, includes $3.1 million of debt issuance costs related to the securitization of reverse mortgage loans, $0.9 million of non-capitalized transaction costs, $0.6 million of merger and other business transition-related expenses, $0.3 million of non-cash equity compensation expense, and $0.6 million of various other expenses. For the three-month period ended March 31, 2023, includes $1.1 million of professional fees related to the acquisition and integration of Longbridge, $0.7 million of non-capitalized transaction costs, $0.4 million of non-cash equity compensation expense, and $0.4 million of various other expenses.
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
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	March 31, 2024		December 31, 2023
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$751,117	29.8%	$1,356,343	45.7%
31 - 60 Days	109,784	4.4%	152,220	5.1%
61 - 90 Days	220,662	8.8%	83,906	2.8%
91 - 120 Days	330,090	13.1%	290,215	9.8%
121 - 150 Days	90,424	3.6%	—	—%
151 - 180 Days	7,951	0.3%	7,911	0.3%
181 - 364 Days	970,260	38.5%	1,018,211	34.3%
> 364 Days	37,459	1.5%	58,631	2.0%
	$2,517,747	100.0%	$2,967,437	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of March 31, 2024, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 27.3% with respect to credit portfolio assets, 20.7% with respect to reverse mortgage loans, 5.2% with respect to Agency RMBS assets, and 20.5% overall. As of December 31, 2023, the weighted average contractual haircuts were 26.7% with respect to credit portfolio assets, 21.5% with respect to reverse mortgage loans, 5.1% with respect to Agency RMBS assets, and 18.3% overall.
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
As of March 31, 2024 and December 31, 2023, we had $2.5 billion and $3.0 billion of borrowings outstanding under our repos, respectively. As of March 31, 2024, the remaining terms on our repos ranged from 1 day to 422 days, with a weighted average remaining term of 109 days. Our repo borrowings were with a total of 25 counterparties as of March 31, 2024. As of March 31, 2024, our repos had interest rates ranging from 4.81% to 8.85%, with a weighted average borrowing rate of 6.82%. As of December 31, 2023, the remaining terms on our repos ranged from 2 days to 513 days, with a weighted average remaining term of 126 days. Our repo borrowings were with a total of 26 counterparties as of December 31, 2023. As of December 31, 2023, our repos had interest rates ranging from 4.81% to 8.68%, with a weighted average borrowing rate of 6.67%. Investments transferred as collateral under repos had an aggregate fair value of $3.1 billion and $3.7 billion, as of March 31, 2024 and December 31, 2023, respectively.

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
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2024	$2,517,747	$2,550,390	$2,648,371
December 31, 2023	2,967,437	2,640,625	2,967,437
September 30, 2023	2,573,043	2,605,359	2,707,121
June 30, 2023	2,557,864	2,402,711	2,557,864
March 31, 2023(1)	2,285,898	2,464,050	2,641,488
December 31, 2022	2,609,685	2,859,085	2,915,610
September 30, 2022	2,895,019	2,877,500	2,912,264
June 30, 2022	2,865,222	2,590,120	2,865,222
March 31, 2022	2,717,638	2,533,978	2,717,638
December 31, 2021	2,469,763	2,187,363	2,469,763
September 30, 2021	2,105,836	1,958,411	2,175,918
June 30, 2021	1,916,749	1,971,441	2,062,580
(1)During this quarter, our borrowings decreased as the size of our investment portfolio decreased driven primarily by our participation in a non-QM securitization in February 2023.
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including non-QM loans and REO, commercial mortgage loans, consumer loans and ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs; such transactions are accounted for as secured borrowings. As of March 31, 2024 and December 31, 2023, we had outstanding borrowings related to such transactions in the amount of $1.8 billion and $1.7 billion, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Condensed Consolidated Balance Sheet. As of March 31, 2024 and December 31, 2023, the fair value of assets collateralizing our Total other secured borrowings was $2.0 billion and $1.9 billion, respectively. Additionally, as of March 31, 2024, as an HMBS issuer, we had HMBS-related obligations of $8.6 billion collateralized by $8.7 billion of HMBS assets and as of December 31, 2023, we had HMBS-related obligations of $8.4 billion collateralized by $8.5 billion of HMBS assets; HMBS assets include HECM loans as well as REO and claims and other receivables. See Note 14 in the notes to our condensed consolidated financial statements for further information on our other secured borrowings and HMBS-related obligations.
As of both March 31, 2024 and December 31, 2023, we had $297.7 million of outstanding unsecured borrowings. As of both March 31, 2024 and December 31, 2023, our outstanding unsecured borrowings were comprised of $210.0 million of 5.875% Senior Notes due April 2027, $34.9 million of 6.75% Senior Notes due March 2025, $37.8 million of 6.00% Senior Notes due August 2026, and $15.0 million of unregistered junior subordinated unsecured debt securities, the "Trust Preferred Debt." The Trust Preferred Debt includes $10.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 3.26% and which matures on October 7, 2033, and $5.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 2.51% and which matures on July 7, 2035. See Note 14 in the notes to our condensed consolidated financial statements for further detail on our unsecured borrowings.
As of March 31, 2024, we had an aggregate amount at risk under our repos with 26 counterparties of approximately $606.3 million, and as of December 31, 2023, we had an aggregate amount at risk under our repos with 27 counterparties of approximately $705.4 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of March 31, 2024 and December 31, 2023, does not include approximately $2.8 million and $(0.6) million, respectively, of net accrued interest receivable (payable), which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of March 31, 2024, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with eight counterparties of approximately $49.8 million. We also had $46.5 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2023, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with nine counterparties of approximately $65.6 million. We also had $56.9 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2024, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $1.7 million. As of December 31, 2023, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $12.9 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $187.5 million and $228.9 million as of March 31, 2024 and December 31, 2023, respectively.
On August 6, 2021, we commenced an "at-the-market" offering for shares of our common stock, or the "2021 Common ATM Program," by entering into equity distribution agreements with third party sales agents under which we were authorized to offer and sell up to 10.0 million shares of common stock from time to time. On January 24, 2023, we amended the equity distribution agreements (the "EDA Amendments") with each of the third party sales agents. Such amendments authorize us to offer and sell up to $225.0 million of common stock from time to time (the "Amended Common ATM Program"). On November 13, 2023, we entered into two new equity distribution agreements to include two additional sales agents under the Amended Common ATM Program. For the three-month period ended March 31, 2024, we issued 2,103,725 shares of common stock under the 2021 Common ATM Program and the Amended Common ATM Program, which provided $26.9 million of net proceeds after approximately $0.2 million of commissions and $47 thousand of offering costs. From execution of the EDA Amendments through May 8, 2024, we have issued 9,833,779 shares of common stock through the Amended Common ATM Program, which provided $129.9 million of net proceeds after $1.2 million of commissions and $0.3 million of offering costs.
On January 20, 2022, we commenced an "at-the-market" offering for our Series A Preferred Stock and Series B Preferred Stock, or the "Preferred ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") and/or 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") from time to time. From commencement of the Preferred ATM Program through May 8, 2024, we have issued 20,421 shares of preferred stock under the Preferred Stock ATM Program. We did not issue any preferred stock under the Preferred ATM Program during the three-month period ended March 31, 2024.
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
On March 21, 2023, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $50 million of common stock, or the "2023 Common Share Repurchase Program." The 2023 Common Share Repurchase Program extends our ability to repurchase beyond the share repurchase program adopted in 2018 under which we were authorized to repurchase up to 1.55 million shares of common stock, or the "2018 Common Share Repurchase Program." The 2023 Common Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. During the three-month period ended March 31, 2024, we repurchased 47,565 shares of common stock at an average price per share of $11.01 and a total cost of $0.5 million. During the three-month period ended March 31, 2023, we repurchased 1,061,000 common shares at an average price per share of $11.38 and a total cost of $12.1 million. Under the 2023 Common Share Repurchase Program we have authorization to repurchase an additional $45.3 million of common stock.
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
The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the condensed consolidated financial statements) for the three-month periods ended March 31, 2024 and 2023:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
2024:
March 7, 2024	$0.13	$11,166	March 29, 2024	April 25, 2024
February 7, 2024	0.15	12,885	February 29, 2024	March 25, 2024
January 8, 2024	0.15	12,885	January 31, 2024	February 26, 2024
2023:
March 7, 2023	0.15	10,200	March 31, 2023	April 25, 2023
February 7, 2023	0.15	10,359	February 28, 2023	March 27, 2023
January 9, 2023	0.15	10,105	January 31, 2023	February 27, 2023
On April 8, 2024, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on May 28, 2024 to stockholders of record as of April 30, 2024. On May 7, 2024, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on June 25, 2024 to stockholders of record as of May 31, 2024.

The following table sets forth the dividend distributions authorized by the Board of Directors during the three-month periods ended March 31, 2024 and 2023 and payable to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
2024:
March 7, 2024	$0.4218750	$1,941	March 29, 2024	April 30, 2024
2023:
March 7, 2023	0.4218750	1,941	March 31, 2023	May 1, 2023
Series B Preferred Stock:
2024:
March 7, 2024	0.3906250	1,883	March 29, 2024	April 30, 2024
2023:
March 7, 2023	0.3906250	1,883	March 31, 2023	May 1, 2023
Series C Preferred Stock:
2024:
March 7, 2024	0.5390625	2,156	March 29, 2024	April 30, 2024
2023:
March 7, 2023	0.5031300	2,013	March 31, 2023	May 1, 2023
Series D Preferred Stock:
2024:
March 7, 2024	0.4375000	166	March 20, 2024	April 1, 2024
Series E Preferred Stock:
2024:
March 7, 2024	0.5156250	494	March 20, 2024	April 1, 2024
At those times when cash flows from the Company’s operating activities are insufficient to fund its dividend payments, the Company funds such dividend payments through cash flows from its investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize the Company’s cash flows for the three-month periods ended March 31, 2024 and 2023.
For the three-month period ended March 31, 2024, our operating activities used net cash in the amount of $59.5 million and our investing activities provided net cash in the amount of $393.0 million. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) used net cash of $323.5 million. We received $353.0 million in proceeds from the issuance of Total other secured borrowings, and we used $399.6 million for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $36.7 million during the three-month period ended March 31, 2024. We received proceeds from HMBS-related obligations of $292.7 million and used $278.4 million for principal payments on HMBS-related obligations. We received proceeds from the issuance of common and preferred stock, net of underwriters' discounts and commissions, agent commissions, and offering costs paid, of $26.7 million and contributions from non-controlling interests of $1.0 million. We used $40.0 million to pay dividends, $1.6 million for distributions to non-controlling interests (our joint venture partners), and $0.5 million to repurchase common stock. As a result there was an decrease in our cash holdings of $36.7 million, from $230.5 million as of December 31, 2023 to $193.8 million as of March 31, 2024.
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
Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a base management fee, an incentive fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see Note 16 to our condensed consolidated financial statements.
We have numerous contractual obligations and commitments related to our outstanding borrowings (see Note 14 of the notes to our condensed consolidated financial statements) and related to our financial derivatives (see Note 10 of the notes to our condensed consolidated financial statements).
See Note 24 of the notes to our condensed consolidated financial statements for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
Longbridge has a fiduciary responsibility related to escrow balances held in trust for borrowers' draws and other custodial funds due to servicing customers; as of March 31, 2024 the amount held in such accounts was $74.7 million. These funds, which do not represent assets or liabilities of the Company are maintained in segregated accounts at Longbridge, and accordingly, are not reflected on the Condensed Consolidated Balance Sheet.
At March 31, 2024 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at March 31, 2024 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
Credit Risk
We are subject to credit risk in connection with many of our assets, especially non-Agency RMBS, CMBS, residential and commercial mortgage loans, proprietary reverse mortgage loans, corporate debt investments including CLOs and investments in securitization warehouses, and consumer loans.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of March 31, 2024, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$14,536	0.94%	$28,043	1.80%	$(15,564)	(1.00)%	$(32,156)	(2.07)%
Long TBAs	1,624	0.10%	2,899	0.19%	(1,973)	(0.13)%	(4,295)	(0.28)%
Short TBAs	(6,973)	(0.45)%	(13,263)	(0.85)%	7,655	0.49%	15,992	1.03%
Non-Agency RMBS, CMBS, ABS, Loans, and MSRs	24,825	1.60%	46,153	2.97%	(28,322)	(1.82)%	(60,143)	(3.87)%
U.S. Treasury Securities and Interest Rate Swaps, Options, and Futures	(25,919)	(1.67)%	(52,655)	(3.39)%	25,102	1.62%	49,386	3.18%
Corporate Securities and Other	937	0.06%	1,874	0.12%	(937)	(0.06)%	(1,873)	(0.12)%
Repurchase Agreements, Reverse Repurchase Agreements, and Unsecured Borrowings	(3,159)	(0.20)%	(6,358)	(0.41)%	3,119	0.20%	6,196	0.40%
Total	$5,871	0.38%	$6,693	0.43%	$(10,920)	(0.70)%	$(26,893)	(1.73)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our March 31, 2024 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Part I, Item 1A. Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 1, 2024 (the "Form 10-K"). See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
In light of the addition of loan accumulation facilities to our targeted assets at the end of the first quarter of 2024 and subsequent to the filing of the Form 10-K, we are supplementing the risk factors discussed in the Form 10-K with the following risk factor, which should be read in conjunction with the risk factors contained in the Form 10-K.
Risks Related to Our Business
We are subject to risks associated with loan accumulation facilities.
We may invest capital in CLO warehouse facilities, otherwise known as loan accumulation facilities, or "LAFs." LAFs are generally short- to medium- term financing facilities provided by the investment bank that will ultimately serve as the arranger on a CLO transaction. Utilizing equity capital provided by the LAF investors and debt financing provided by the investment bank, LAFs acquire corporate loans and other similar corporate credit-related assets in anticipation of ultimately collateralizing a CLO transaction. This period of accumulating assets, often known as the "warehouse period," typically terminates when the CLO vehicle issues various tranches of debt and equity securities to the market, using the issuance proceeds to repay the investment bank financing. Investments in LAFs have risks similar to those applicable to investments in CLOs, and the risk of losses is magnified as a result of the leveraged and first-loss nature of these facilities. Further, in the event that the corporate credit assets accumulated by a LAF are not eligible for purchase by the planned CLO, or in the event that the planned CLO is not issued, the LAF investors may be responsible for either holding or disposing of said assets, exposing us to credit and/or mark-to-market risk. This scenario may become more likely in times of economic distress or when the loans comprising the collateral pool of such warehouse, even if still performing, may have declined materially in market value, and we may suffer a loss upon the disposition of these assets. The occurrence of any of the foregoing or similar events could affect our investments in LAFs and, consequently, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Pursuant to our 2017 Plan, on March 19, 2024, we granted 39,740 OP LTIP Units to certain of our partially dedicated employees. The OP LTIP Units are subject to forfeiture restrictions that will lapse with on December 31, 2025.
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

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet be Purchased Under the Plans or Programs

January 1, 2024–January 31, 2024	—	$—	—	3,797,685
February 1, 2024–February 28, 2024	47,656	11.01	47,656	3,833,864	(1)
March 1, 2024–March 31, 2024	—	—	—	3,833,864
Total	47,656	$11.01	47,656	3,833,864
(1)Calculated based on the closing price as reported by the New York Stock Exchange on March 28, 2024 of $11.81.
On March 21, 2023, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $50 million of common stock, or the "Common Share Repurchase Program." The Common Share Repurchase Program extends our authorization to repurchase beyond the share repurchase program that had been previously adopted. The Common Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations.
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

ELLINGTON FINANCIAL INC.
Date:	May 10, 2024	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	May 10, 2024	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)