Form 10-Q
period 2024-06-30
Ellington Financial Inc.
filed 2024-08-09
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of August 2, 2024: 86,930,047

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2024	December 31, 2023
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$198,513	$228,927
Restricted cash(1)	6,098	1,618
Securities, at fair value(1)(2)	1,127,684	1,518,377
Loans, at fair value(1)(2)	12,846,106	12,306,636
Loan commitments, at fair value	5,623	2,584
Forward MSR-related investments, at fair value(1)	158,031	163,336
Mortgage servicing rights, at fair value	29,538	29,580
Investments in unconsolidated entities, at fair value(1)	163,182	116,414
Real estate owned(1)(2)	25,248	22,085
Financial derivatives—assets, at fair value	162,165	143,996
Reverse repurchase agreements	85,671	173,145
Due from brokers	22,036	51,884
Investment related receivables(1)	195,557	480,249
Other assets(1)	67,201	77,099
Total Assets	$15,092,653	$15,315,930
Liabilities
Securities sold short, at fair value	$51,858	$154,303
Repurchase agreements(1)	2,301,976	2,967,437
Financial derivatives—liabilities, at fair value	44,064	61,776
Due to brokers	74,946	62,442
Investment related payables	38,977	37,403
Other secured borrowings(1)	217,225	245,827
Other secured borrowings, at fair value(1)	1,585,838	1,424,668
HMBS-related obligations, at fair value	8,832,058	8,423,235
Unsecured borrowings, at fair value	269,069	272,765
Base management fee payable to affiliate	5,811	5,660
Dividends payable	15,158	11,528
Interest payable(1)	17,174	22,933
Accrued expenses and other liabilities(1)	64,640	90,341
Total Liabilities	13,518,794	13,780,318
Commitments and contingencies (Note 24)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 14,757,222 and 14,757,222 shares issued and outstanding, and $368,931 and $368,931 aggregate liquidation preference, respectively	355,551	355,551
Common stock, par value $0.001 per share, 300,000,000 and 200,000,000 shares authorized, respectively; 85,041,913 and 83,000,488 shares issued and outstanding, respectively	85	83
Additional paid-in-capital	1,541,002	1,514,797
Retained earnings (accumulated deficit)	(343,853)	(353,360)
Total Stockholders' Equity	1,552,785	1,517,071
Non-controlling interests(1)	21,074	18,541
Total Equity	1,573,859	1,535,612
Total Liabilities and Equity	$15,092,653	$15,315,930
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

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(In thousands, except per share amounts)
Net Interest Income
Interest income	$100,470	$88,092	$201,990	$175,266
Interest expense	(66,874)	(63,433)	(137,338)	(123,050)
Total net interest income	33,596	24,659	64,652	52,216
Other Income (Loss)
Realized gains (losses) on securities and loans, net	(22,968)	(17,388)	(40,176)	(54,155)
Realized gains (losses) on financial derivatives, net	6,313	29,780	9,791	4,333
Realized gains (losses) on real estate owned, net	(1,877)	(1,245)	(3,249)	(1,301)
Unrealized gains (losses) on securities and loans, net	40,271	(11,383)	45,844	87,874
Unrealized gains (losses) on financial derivatives, net	7,902	8,340	38,267	11,103
Unrealized gains (losses) on real estate owned, net	882	1,174	203	1,178
Unrealized gains (losses) on other secured borrowings, at fair value, net	(1,516)	12,152	(14,040)	(17,528)
Unrealized gains (losses) on unsecured borrowings, at fair value	1,868	—	3,696	6,510
Net change from HECM reverse mortgage loans, at fair value	146,706	32,120	352,202	195,241
Net change related to HMBS obligations, at fair value	(127,672)	(24,576)	(305,654)	(156,110)
Other, net	7,652	5,689	15,161	9,193
Total other income (loss)	57,561	34,663	102,045	86,338
Expenses
Base management fee to affiliate (Net of fee rebates of $78, $111, $164, and $283, respectively)(1)	5,811	4,913	11,541	9,869
Investment related expenses:
Servicing expense	5,782	4,968	11,470	9,775
Debt issuance costs related to Other secured borrowings, at fair value	—	—	3,113	—
Other	5,305	4,422	9,740	8,291
Professional fees	2,438	6,351	5,407	9,907
Compensation and benefits	16,353	15,537	30,996	30,586
Other expenses	7,296	6,441	14,373	12,106
Total expenses	42,985	42,632	86,640	80,534
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	48,172	16,690	80,057	58,020
Income tax expense (benefit)	142	83	202	104
Earnings (losses) from investments in unconsolidated entities	12,042	(5,868)	14,268	(2,424)
Net Income (Loss)	60,072	10,739	94,123	55,492
Net income (loss) attributable to non-controlling interests	900	1,861	1,382	2,581
Dividends on preferred stock	6,825	5,980	13,479	11,097
Net Income (Loss) Attributable to Common Stockholders	$52,347	$2,898	$79,262	$41,814
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.62	$0.04	$0.94	$0.62
(1)See Note 16 for further details on management fee rebates.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2023	$355,551	83,000,488	$83	$1,514,797	$(353,360)	$1,517,071	$18,541	$1,535,612
Net income (loss)					33,569	33,569	482	34,051
Net proceeds from the issuance of common stock(1)		2,103,725	2	26,854		26,856		26,856
Contributions from non-controlling interests							2,084	2,084
Common dividends(2)					(36,589)	(36,589)	(347)	(36,936)
Preferred dividends(3)					(6,654)	(6,654)		(6,654)
Distributions to non-controlling interests							(1,589)	(1,589)
Adjustment to non-controlling interests				(524)		(524)	524	—
Repurchase of shares of common stock		(47,565)	—	(524)		(524)		(524)
Share-based long term incentive plan unit awards				254		254	2	256
BALANCE, March 31, 2024	$355,551	85,056,648	$85	$1,540,857	$(363,034)	$1,533,459	$19,697	$1,553,156
Net income (loss)					59,172	59,172	900	60,072
Net proceeds from the issuance of common stock(1)		—	—	—		—		—
Contributions from non-controlling interests							7,133	7,133
Common dividends(2)					(33,166)	(33,166)	(326)	(33,492)
Preferred dividends(3)					(6,825)	(6,825)		(6,825)
Distributions to non-controlling interests							(6,334)	(6,334)
Adjustment to non-controlling interests				(1)		(1)	1	—
Repurchase of shares of common stock		(14,735)	—	(161)		(161)		(161)
Share-based long term incentive plan unit awards				307		307	3	310
BALANCE, June 30, 2024	$355,551	85,041,913	$85	$1,541,002	$(343,853)	$1,552,785	$21,074	$1,573,859

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
(2)For the three-month periods ended June 30, 2024 and 2023, dividends totaling $0.39 and $0.45, respectively, per share of common stock and convertible unit outstanding were declared. For the six-month periods ended June 30, 2024 and 2023, dividends totaling $0.82 and $0.90, respectively, per share of common stock and convertible unit outstanding were declared.
(3)For the three-month periods ended June 30, 2024 and 2023, dividends totaling $2.50614 and $1.35156, respectively, per share of preferred stock were declared. For the six-month periods ended June 30, 2024 and 2023, dividends totaling $4.81083 and $2.66719, respectively, per share of preferred stock were declared.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2024	June 30, 2023
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(148,056)	$(92,010)
Cash Flows from Investing Activities:
Purchase of securities	(505,138)	(1,243,577)
Purchase and origination of loans	(1,790,386)	(1,452,192)
Receipt of distributions on Forward MSR-related investments	15,491	—
Capital improvements of real estate owned	—	(29)
Proceeds from disposition of securities	938,798	1,130,556
Proceeds from disposition of loans	173,729	17,984
Contributions to investments in unconsolidated entities	(53,968)	(44,555)
Distributions from investments in unconsolidated entities	154,831	87,804
Proceeds from disposition of real estate owned	20,739	19,109
Proceeds from FHA insurance claims and other receivables on HECM loans	24,540	64,727
Proceeds from principal payments of securities	85,211	87,527
Proceeds from principal payments of loans	1,346,362	1,198,081
Proceeds from securities sold short	62,791	171,429
Repurchase of securities sold short	(164,178)	(219,746)
Payments on financial derivatives	(117,798)	(157,895)
Proceeds from financial derivatives	128,609	145,458
Increase in cash resulting from consolidation of securitization trust, net	6,790	—
Payments made on reverse repurchase agreements	(13,936,362)	(18,857,421)
Proceeds from reverse repurchase agreements	14,023,105	18,901,283
Due from brokers, net	28,624	3,891
Due to brokers, net	27,471	12,299
Net cash provided by (used in) investing activities	469,261	(135,267)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	26,903	60,611
Net proceeds from the issuance of preferred stock(1)	—	96,850
Offering costs paid	(505)	(501)
Repurchase of common stock	(685)	(12,352)
Dividends paid	(80,277)	(70,411)
Contributions from non-controlling interests	8,798	1,829
Distributions to non-controlling interests	(7,923)	(6,237)
Proceeds from issuance of Other secured borrowings	784,870	859,817
Principal payments on Other secured borrowings	(813,472)	(962,585)
Borrowings under repurchase agreements	30,566,951	20,231,187
Repayments of repurchase agreements	(30,928,401)	(20,141,555)
Proceeds from issuance of Other secured borrowings, at fair value, net	18,271	—
Proceeds from issuance of HMBS	650,724	728,139
Principal payments on HMBS related obligations, at fair value	(560,014)	(587,784)
Due from brokers, net	515	5,255
Due to brokers, net	(12,894)	(658)
Net cash provided by (used in) financing activities	$(347,139)	201,605

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2024	June 30, 2023
(In thousands)	Expressed in U.S. Dollars
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(25,934)	(25,672)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	230,545	221,869
Cash, Cash Equivalents, and Restricted Cash, End of Period	$204,611	$196,197
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents, beginning of period	$228,927	$217,053
Restricted cash, beginning of period	1,618	4,816
Cash and cash equivalents and restricted cash, beginning of period	230,545	221,869
Cash and cash equivalents, end of period	198,513	194,595
Restricted cash, end of period	6,098	1,602
Cash and cash equivalents and restricted cash, end of period	204,611	196,197
Supplemental disclosure of cash flow information:
Interest paid	$143,097	$126,492
Income tax paid (refunded)	260	(470)
Dividends payable	15,158	14,183
Transfers from mortgage loans to real estate owned (non-cash)	26,948	10,190
Transfers from mortgage loans to other sales and claims receivable (non-cash)	26,031	61,904
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	122,836	28,425
Transfers from corporate loans to investments in unconsolidated entities (non-cash)	—	665
Transfers from securities to corporate loans (non-cash)	500	—
Transfers from securities to residential mortgage loans (non-cash)	60	—
Contributions to investments in unconsolidated entities (non-cash)	(10,527)	(7,957)
Purchase of investments (non-cash)	(16,488)	(25,580)
Purchase of loans, net (non-cash)	—	(69,610)
Loans acquired in consolidation of securitization trust, net (non-cash)	(52,368)	—
Proceeds from the disposition of loans (non-cash)	189,921	174,181
Proceeds from principal payments of investments (non-cash)	69,559	85,704
Principal payments on Other secured borrowings, at fair value (non-cash)	(74,196)	(85,704)
Proceeds received from Other secured borrowings, at fair value (non-cash)	144,218	—
Other secured borrowings, at fair value assumed in consolidation of securitization trust (non-cash)	58,195	—
Proceeds from issuance of Other secured borrowings, net (non-cash)	—	69,610
Repayments of repurchase agreements (non-cash)	(304,011)	(141,453)
(1)Net of discounts and commissions.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(UNAUDITED)
1. Organization and Investment Objective
Ellington Financial Inc. commenced operations on August 17, 2007 and is a Delaware corporation. Ellington Financial Operating Partnership LLC (the "Operating Partnership"), a 99.2% owned consolidated subsidiary of Ellington Financial Inc., was formed as a Delaware limited liability company on December 14, 2012 and commenced operations on January 1, 2013. All of Ellington Financial Inc.'s operations and business activities are conducted through the Operating Partnership. Ellington Financial Inc., the Operating Partnership, and their consolidated subsidiaries are hereafter collectively referred to as the "Company." All intercompany accounts are eliminated in consolidation.
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
•Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are RMBS, for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," U.S. Treasury securities and sovereign debt, certain non-Agency RMBS, CMBS, CLOs, corporate debt, and actively traded derivatives such as interest rate swaps, foreign currency forwards, and other over-the-counter derivatives; and
•Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that the Company generally includes in this category are certain RMBS, CMBS, CLOs, ABS, credit default swaps, or "CDS," on individual ABS, and total return swaps on distressed corporate debt, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, reverse mortgage loans, private corporate debt and equity investments, loan commitments, loan purchase commitments, mortgage servicing rights, or "MSRs," Forward MSR-related investments, other secured borrowings, at fair value, HMBS-related obligations, at fair value, and Unsecured borrowings, at fair value.
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
The Company has securitized certain mortgage loans, including residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans," and proprietary reverse mortgage loans. The Company's securitized loans, which include non-QM loans, certain European residential mortgage loans, and reverse mortgage loans, are held as part of a collateralized financing entity, or "CFE." A CFE is a VIE that holds financial assets, issues beneficial interests in those assets, and has no more than nominal equity, and for which the issued beneficial interests have contractual recourse only to the related assets of the CFE. ASC 810, Consolidation ("ASC 810") allows the Company to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. The Company has elected the FVO for initial and subsequent recognition of the debt issued by its consolidated securitization trusts and has determined that each consolidated securitization trust meets the definition of a CFE; see Note 13 "Securitization Transactions, —Consolidated Residential Mortgage Loan Securitizations, —Residential Mortgage Loan Securitizations—European Residential Mortgage Loans, and —Proprietary Reverse Mortgage Loan Securitizations" for further discussion on the Company's consolidated securitization trusts. The Company has determined the inputs to the fair value measurement of the financial liabilities of each of its CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of each of the CFEs to measure the fair value of the financial assets of each of the CFEs. The fair value of the debt issued by each CFE is typically valued using both external pricing data, which includes third-party valuations, and internal pricing models. The securitized loans, which are assets of the consolidated CFEs, are included in Loans, at fair value, on the Company's Condensed Consolidated Balance Sheet. The debt issued by the consolidated CFEs is included in Other secured borrowings, at fair value, on the Company's Condensed Consolidated Balance Sheet. Unrealized gains (losses) from changes in fair value of Other secured borrowings, at fair value, are included in Unrealized gains (losses) on other secured borrowings, at fair value, net, on the Company's Condensed Consolidated Statement of Operations. The securitized loans and the debt issued by the Company's CFEs are both classified as Level 3.
The Company has elected the FVO for its loan commitments related to reverse mortgage loans, and uses market pricing for instruments with similar characteristics in determining fair value. The valuation process incorporates various inputs, such as an estimate of the fair value of the servicing rights expected to be recorded upon sale of a loan to a third party, estimated cost to originate the loan, and the expected pull-through rate. The Company's loan commitments are classified as Level 3.
The Company has elected the FVO for loan purchase commitments related to certain residential mortgage loans, and uses the agreed-upon loan purchase price with adjustments made for interest rate and credit spread movements in determining fair value. The Company's loan purchase commitments are classified as Level 3.
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
(H) Loan Purchase Commitments: The Company's loan purchase commitments relate to commitments to purchase certain residential mortgage loans originated by third parties. The Company has elected the FVO for certain of its loan purchase commitments which are included in Other Assets on the Condensed Consolidated Balance Sheet. Changes in the fair value of such loan purchase commitments are included in Other, net on the Condensed Consolidated Statement of Operations.
(I) Investments in unconsolidated entities: The Company has made and may in the future make non-controlling equity investments in various entities, such as loan originators. Such investments are generally in the form of preferred and/or common equity, or membership interests. In certain cases, the Company can exercise significant influence over the entity (e.g. by having representation on the entity's board of directors) but the requirements for consolidation under ASC 810 are not met; in such cases the Company is required to account for such equity investments under ASC 323-10, Investments—Equity Method and Joint Ventures ("ASC 323-10"). The Company has chosen to elect the FVO pursuant to ASC 825 for its investments in unconsolidated entities, which, in management's view, more appropriately reflects the results of operations for a particular reporting period, as all investment activities will be recorded in a similar manner. The period change in fair value of the Company's investments in unconsolidated entities is recorded on the Condensed Consolidated Statement of Operations in Earnings (losses) from investments in unconsolidated entities.
(J) Real Estate Owned "REO": When the Company obtains possession of real property in connection with a foreclosure or similar action, the Company de-recognizes the associated mortgage loan according to ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"). Under the provisions of ASU 2014-04, the Company is deemed to have received physical possession of real estate property collateralizing a mortgage loan when it obtains legal title to the property upon completion of a foreclosure or when the borrower conveys all interest in the property to it through a deed in lieu of foreclosure or similar legal agreement. The Company's initial cost basis in REO is equal to the fair value of the real estate associated with the foreclosed mortgage loan, less expected costs to sell. REO valuations are reflected at the lower of cost or fair value. The fair value of such REO is typically based on management's estimates which generally use information including general economic data, BPOs, recent sales, property appraisals, and bids, and takes into account the expected costs to sell the property. REO recorded at fair value on a non-recurring basis are classified as Level 3.
(K) Securities Sold Short: The Company may purchase or engage in short sales of U.S. Treasury securities and sovereign debt to mitigate the potential impact of changes in interest rates and/or foreign exchange rates on the performance of its portfolio. When the Company sells securities short, it typically satisfies its security delivery settlement obligation by borrowing or purchasing the security sold short from the same or a different counterparty. When borrowing a security sold short from a counterparty, the Company generally is required to deliver cash or securities to such counterparty as collateral for the Company's obligation to return the borrowed security. The Company has chosen to elect the FVO pursuant to ASC 825 for its securities sold short. Electing the FVO allows the Company to record changes in fair value in the Condensed Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, securities sold short are recorded at fair value on the Condensed Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Condensed Consolidated Statement of Operations as a component of Unrealized gains (losses) on securities and loans, net. A realized gain or loss will be recognized upon the termination of a short sale if the market price is less or greater than the original sale price. Such realized gain or loss is recorded on the Company's Condensed Consolidated Statement of Operations in Realized gains (losses) on securities and loans, net.

(L) Financial Derivatives: The Company enters into various types of financial derivatives subject to its investment guidelines, which include restrictions associated with maintaining qualification as a REIT. The Company's financial derivatives are predominantly subject to bilateral master trade agreements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the "Dodd-Frank Act." The Company may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the value of derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant acts as an intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Cash collateral received by the Company is included in Due to brokers, on the Condensed Consolidated Balance Sheet. Conversely, cash collateral posted by the Company is included in Due from brokers, on the Condensed Consolidated Balance Sheet. The types of derivatives primarily utilized by the Company are swaps, TBAs, futures, options, and forwards.
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
(M) Intangible Assets: In connection with the Longbridge Transaction, the Company acquired intangible assets including internally developed software of Longbridge, trademarks, customer relationships, and non-compete agreements for various Longbridge employees. Intangible assets are amortized over their expected useful lives on a straight-line basis. See Note 11 for additional details on the Company's intangible assets.
(N) Cash and Cash Equivalents: Cash and cash equivalents include cash and short term investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents typically include amounts held in interest bearing overnight accounts and amounts held in money market funds, and these balances generally exceed insured limits. The Company holds its cash at institutions that it believes to be highly creditworthy. Restricted cash represents cash that the Company can use only for specific purposes.
(O) Repurchase Agreements: The Company enters into repurchase agreements with third-party broker-dealers whereby it sells securities under agreements to be repurchased at an agreed-upon price and date. The Company accounts for repurchase agreements as collateralized borrowings, with the initial sale price representing the amount borrowed, and with the future repurchase price consisting of the amount borrowed plus interest, at the implied interest rate of the repurchase agreement, on the amount borrowed over the term of the repurchase agreement. The interest rate on a repurchase agreement is based on competitive rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. When the Company enters into a repurchase agreement, the lender establishes and maintains an account containing cash and/or securities having a value not less than the repurchase price, including accrued interest, of the repurchase agreement. Repurchase agreements are carried at their contractual amounts, which approximate fair value as the debt is short-term in nature.
(P) Reverse Repurchase Agreements: The Company enters into reverse repurchase agreement transactions whereby it purchases securities under agreements to resell at an agreed-upon price and date. In general, securities received pursuant to reverse repurchase agreements are delivered to counterparties of short sale transactions. The interest rate on a reverse repurchase agreement is based on competitive rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. Assets held pursuant to reverse repurchase agreements are reflected as assets on the Condensed Consolidated Balance Sheet. Reverse repurchase agreements are carried at their contractual amounts, which approximates fair value due to their short-term nature.
Repurchase and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet Offsetting. There are no repurchase and reverse repurchase agreements reported on a net basis in the Company's consolidated financial statements.
(Q) Transfers of Financial Assets: The Company enters into transactions whereby it transfers financial assets to third parties. Upon such a transfer of financial assets, the Company will sometimes retain or acquire interests in the related assets. The Company evaluates transferred assets pursuant to ASC 860-10, Transfers of Financial Assets, or "ASC 860-10," which requires that a determination be made as to whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor's continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. When a transfer of financial assets does not qualify as a sale, ASC 860-10 requires the transfer to be accounted for as a secured borrowing with a pledge of collateral. ASC 860-10 is a standard that requires the Company to exercise significant judgment in determining whether a transaction should be recorded as a "sale" or a "financing."
(R) Variable Interest Entities: VIEs are entities in which: (i) the equity investors do not have the characteristics of a controlling financial interest, or (ii) there is insufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties. Consolidation of a VIE is required by the entity that is deemed to be the primary beneficiary of the VIE. The Company evaluates all of its interests in VIEs for consolidation under ASC 810. The primary beneficiary is generally the party with both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant to the VIE.
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
The Company performs ongoing reassessments of (i) whether any entities previously evaluated have become VIEs, based on certain events, and therefore subject to assessment to determine whether consolidation is appropriate, and (ii) whether changes in the facts and circumstances regarding the Company's involvement with a VIE causes its consolidation conclusion regarding the VIE to change. See Note 12, Note 13, and Note 16 for further information on the Company's investments in VIEs.

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
(S) Offering Costs/Underwriters' Discount: Offering costs and underwriters' discount are generally charged against stockholders' equity upon the completion of a capital raise. Offering costs typically include legal, accounting, and other fees associated with the cost of raising capital.
(T) Debt Issuance Costs: Debt issuance costs associated with debt for which the Company has elected the FVO are expensed at the issuance of the debt, and are included in Investment related expenses—Other on the Condensed Consolidated Statement of Operations. Costs associated with the issuance of debt for which the Company has not elected the FVO are deferred and amortized over the life of the debt, which approximates the effective interest rate method, and are included in Interest expense on the Condensed Consolidated Statement of Operations. Deferred debt issuance costs are presented on the Condensed Consolidated Balance Sheet as a direct deduction from the related debt liability, unless such deferred debt issuance costs are associated with borrowing facilities that are expected to have a future benefit, such as giving the Company the ability to access additional borrowings over the contractual term of the debt, in which case such deferred debt issuance costs are included in Other assets on the Condensed Consolidated Balance Sheet. Debt issuance costs include legal and accounting fees, purchasers' or underwriters' discount, as well as other fees associated with the cost of the issuance of the related debt.
(U) Expenses: Expenses are recognized as incurred on the Condensed Consolidated Statement of Operations.
(V) Leases: The Company accounts for its leases under ASU 842, Leases, "ASC 842," using a right-of-use, or "ROU," model, which recognizes that, at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. For each lease with a term greater than one year the Company recognizes a ROU asset as well as a lease liability, which is included in Other assets and Accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheet.
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
(W) Investment Related Expenses: Investment related expenses consist of expenses directly related to specific financial instruments. Such expenses generally include dividend expense on common stock sold short, servicing fees and corporate and escrow advances on mortgage and consumer loans, loan origination fees, and various other expenses and fees related directly to the Company's financial instruments. The Company has elected the FVO for its investments, and as a result all investment related expenses are expensed as incurred and included in Investment related expenses on the Condensed Consolidated Statement of Operations.
(X) Investment Related Receivables: Investment related receivables on the Company's Condensed Consolidated Balance Sheet includes receivables for securities sold and interest and principal receivable on securities and loans.
(Y) Long Term Incentive Plan Units: Long term incentive plan units of the Operating Partnership ("OP LTIP Units") have been issued to certain Ellington personnel dedicated or partially dedicated to the Company, certain of the Company's directors, as well as the Manager. Costs associated with OP LTIP Units issued to dedicated or partially dedicated personnel, or to the Company's directors, are measured as of the grant date based on the Company's closing stock price on the New York Stock Exchange, or the "NYSE," and are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. The vesting periods for OP LTIP Units are typically one year from issuance for non-executive directors, and are typically one year to two years from issuance for dedicated or partially dedicated personnel.

(Z) Non-controlling interests: Non-controlling interests include interests in the Operating Partnership represented by units convertible into shares of the Company's common stock ("Convertible Non-controlling Interests"). Convertible Non-controlling Interests include both the OP LTIP Units and those common units ("OP Units") of the Operating Partnership not held by the Company (collectively, the "Convertible Non-controlling Interest Units"). Non-controlling interests also include the interests of joint venture partners in certain of the Company's consolidated subsidiaries. The joint venture partners' interests are not convertible into shares of the Company's common stock. The Company adjusts the Convertible Non-controlling Interests to align their carrying value with their share of total outstanding Operating Partnership units, including both the OP Units held by the Company and the Convertible Non-controlling Interests. Any such adjustments are reflected in Adjustment to non-controlling interests, on the Condensed Consolidated Statement of Changes in Equity. Non-controlling interests also include a minority ownership stake of Longbridge by employees of Longbridge. See Note 18 for further discussion of non-controlling interests.
(AA) Dividends: Dividends payable on shares of common stock and Convertible Non-controlling Interest Units are recorded on the declaration date.
(AB) Shares Repurchased: Shares of common stock that are repurchased by the Company subsequent to issuance are immediately retired upon settlement and decrease the total number of shares of common stock issued and outstanding. The cost of such repurchases is charged against Additional paid-in-capital on the Company's Condensed Consolidated Balance Sheet.
(AC) Earnings Per Share ("EPS"): Basic EPS is computed using the two class method by dividing net income (loss) after adjusting for the impact of Convertible Non-controlling Interests which are participating securities, by the weighted average number of shares of common stock outstanding calculated including Convertible Non-controlling Interests. Because the Company's Convertible Non-controlling Interests are participating securities, they are included in the calculation of both basic and diluted EPS.
(AD) Foreign Currency: The functional currency of the Company is U.S. dollars. Assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at current exchange rates at the following dates: (i) assets, liabilities, and unrealized gains/losses—at the valuation date; and (ii) income, expenses, and realized gains/losses—at the accrual/transaction date. The Company isolates the portion of realized and change in unrealized gain (loss) resulting from changes in foreign currency exchange rates on investments and financial derivatives from the fluctuations arising from changes in fair value of investments and financial derivatives held. Changes in realized and change in unrealized gain (loss) due to foreign currency are included in Other, net, on the Condensed Consolidated Statement of Operations.
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
(AE) Income Taxes: The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company is generally not subject to federal and state income tax to the extent it distributes its taxable income to its stockholders within the prescribed timeframes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including distributing at least 90% of its annual taxable income to stockholders. Even if the Company qualifies as a REIT, it may be subject to certain federal, state, local, and foreign taxes on its income and property. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state, and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which the Company fails to qualify as a REIT.
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
(AF) Business Combinations: In accordance with ASC 805, Business Combinations ("ASC 805"), the Company applies the acquisition method to transactions in which it obtains control over one or more other businesses. Assets acquired and liabilities assumed are measured at fair value as of the acquisition date. Goodwill is recognized if the consideration transferred exceeds the fair value of the net assets acquired. Alternatively, a bargain purchase gain is recognized if the fair value of the net assets acquired exceeds the consideration transferred.
(AG) Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") which requires disaggregated information about a reporting entities effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 will be applied on a prospective basis with the option to apply ASU 2023-09 retrospectively. ASU 2023-09 is not expected to have a material impact on the Company's consolidated financial statements.
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

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:
June 30, 2024:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$450,218	$7,482	$457,700
Non-Agency RMBS	—	83,324	84,811	168,135
CMBS	—	24,597	18,245	42,842
CLOs	—	46,962	35,697	82,659
Asset-backed securities, backed by consumer loans	—	—	68,924	68,924
Other ABS	—	—	31,196	31,196
Corporate debt securities	—	—	15,066	15,066
Corporate equity securities	5,950	—	10,162	16,112
U.S. Treasury securities	—	245,050	—	245,050
Loans, at fair value:
Residential mortgage loans	—	—	3,101,615	3,101,615
Commercial mortgage loans	—	—	266,220	266,220
Consumer loans	—	—	949	949
Corporate loans	—	—	4,933	4,933
Reverse mortgage loans	—	—	9,472,389	9,472,389
Forward MSR-related investments, at fair value	—	—	158,031	158,031
MSRs, at fair value	—	—	29,538	29,538
Loan commitments, at fair value	—	—	5,623	5,623
Loan purchase commitments, at fair value	—	—	275	275
Investment in unconsolidated entities, at fair value	—	—	163,182	163,182
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	8	8
Credit default swaps on asset-backed indices	—	2,136	—	2,136
Credit default swaps on corporate bonds	—	70	—	70
Credit default swaps on corporate bond indices	—	6,387	—	6,387
Interest rate swaps	—	151,492	—	151,492
Total return swaps	—	—	3	3
TBAs	—	1,598	—	1,598
Warrants	—	53	—	53
Futures	222	—	—	222
Forwards	—	196	—	196
Total assets	$6,172	$1,012,083	$13,474,349	$14,492,604

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(51,858)	$—	$(51,858)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(32)	—	(32)
Credit default swaps on corporate bonds	—	(227)	—	(227)
Credit default swaps on corporate bond indices	—	(16,722)	—	(16,722)
Interest rate swaps	—	(21,413)	—	(21,413)
TBAs	—	(810)	—	(810)
Futures	(4,860)	—	—	(4,860)
Forwards	—	—	—	—
Servicing liability, at fair value	—	—	(232)	(232)
Other secured borrowings, at fair value	—	—	(1,585,838)	(1,585,838)
HMBS-related obligations, at fair value	—	—	(8,832,058)	(8,832,058)
Unsecured borrowings, at fair value	—	—	(269,069)	(269,069)
Total liabilities	$(4,860)	$(91,062)	$(10,687,197)	$(10,783,119)
December 31, 2023:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$847,712	$5,512	$853,224
Non-Agency RMBS	—	150,349	155,240	305,589
CMBS	—	31,289	14,143	45,432
CLOs	—	17,539	20,439	37,978
Asset-backed securities, backed by consumer loans	—	—	74,226	74,226
Other ABS	—	—	7,696	7,696
Corporate debt securities	—	—	8,041	8,041
Corporate equity securities	8,834	—	12,294	21,128
U.S. Treasury securities	—	165,063	—	165,063
Loans, at fair value:
Residential mortgage loans	—	—	3,093,912	3,093,912
Commercial mortgage loans	—	—	266,595	266,595
Consumer loans	—	—	1,759	1,759
Corporate loans	—	—	5,819	5,819
Reverse mortgage loans	—	—	8,938,551	8,938,551
Forward MSR-related investments, at fair value	—	—	163,336	163,336
MSRs, at fair value	—	—	29,580	29,580
Servicing asset, at fair value	—	—	1,327	1,327
Loan commitments, at fair value	—	—	2,584	2,584
Investment in unconsolidated entities, at fair value	—	—	116,414	116,414

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	$—	$—	$8	$8
Credit default swaps on asset-backed indices	—	3,318	—	3,318
Credit default swaps on corporate bonds	—	25	—	25
Credit default swaps on corporate bond indices	—	7,259	—	7,259
Interest rate swaps	—	129,239	—	129,239
Total return swaps	—	—	6	6
TBAs	—	2,182	—	2,182
Warrants	—	1,702	—	1,702
Futures	245	—	—	245
Forwards	—	12	—	12
Total assets	$9,079	$1,355,689	$12,917,482	$14,282,250
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(154,303)	$—	$(154,303)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(32)	—	(32)
Credit default swaps on corporate bonds	—	(225)	—	(225)
Credit default swaps on corporate bond indices	—	(15,894)	—	(15,894)
Interest rate swaps	—	(31,745)	—	(31,745)
TBAs	—	(5,820)	—	(5,820)
Futures	(7,990)	—	—	(7,990)
Forwards	—	(70)	—	(70)
Other secured borrowings, at fair value	—	—	(1,424,668)	(1,424,668)
HMBS-related obligations, at fair value	—	—	(8,423,235)	(8,423,235)
Unsecured borrowings, at fair value	—	—	(272,765)	(272,765)
Total liabilities	$(7,990)	$(208,089)	$(10,120,668)	$(10,336,747)

The tables below include roll-forwards of the Company's financial instruments for the three- and six-month periods ended June 30, 2024 and 2023 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended June 30, 2024

(In thousands)	Beginning Balance as of March 31, 2024	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2024
Assets:
Securities, at fair value:
Agency RMBS	$6,722	$(232)	$(33)	$(182)	$—	$—	$1,302	$(95)	$7,482
Non-Agency RMBS	100,777	(540)	(8,650)	15,412	16,898	(35,002)	998	(5,082)	84,811
CMBS	14,695	203	—	(1,300)	4,069	—	578	—	18,245
CLOs	23,377	(866)	(3,882)	1,477	61,855	(43,057)	2,500	(5,707)	35,697
Asset-backed securities backed by consumer loans	71,545	(1,755)	(913)	(481)	7,808	(7,280)	—	—	68,924
Other ABS	14,689	(214)	—	2,003	15,401	(683)	—	—	31,196
Corporate debt securities	12,929	—	(511)	50	4,252	(1,654)	—	—	15,066
Corporate equity securities	10,428	—	(189)	(50)	164	(191)	—	—	10,162
Loans, at fair value:
Residential mortgage loans	3,160,176	(1,572)	(2,970)	14,691	679,169	(747,879)	—	—	3,101,615
Commercial mortgage loans	294,100	—	(43)	2,928	109,453	(140,218)	—	—	266,220
Consumer loans	1,289	(112)	53	(17)	31	(295)	—	—	949
Corporate loans	6,219	—	—	—	143	(1,429)	—	—	4,933
Reverse mortgage loans(3)	9,182,448	—	—	152,146	421,712	(283,917)	—	—	9,472,389
Forward MSR-related investments, at fair value	160,009	3,646	—	1,330	—	(6,954)	—	—	158,031
MSRs, at fair value(3)	29,889	—	—	(351)	—	—	—	—	29,538
Servicing asset, at fair value	324	—	—	(324)	—	—	—	—	—
Loan commitments, at fair value	3,917	—	—	1,706	—	—	—	—	5,623
Loan purchase commitments, at fair value	—	—	—	275	—	—	—	—	275
Investments in unconsolidated entities, at fair value	125,366	—	6,776	5,266	153,072	(127,298)	—	—	163,182
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	8	—	(1)	—	1	—	—	—	8
Total return swaps	6	—	17	(3)	—	(17)	—	—	3
Total assets, at fair value	$13,218,913	$(1,442)	$(10,346)	$194,576	$1,474,028	$(1,395,874)	$5,378	$(10,884)	$13,474,349
Liabilities:
Servicing liability, at fair value	$—	$—	$—	$(232)	$—	$—	$—	$—	$(232)
Other secured borrowings, at fair value	(1,569,149)	10	—	(1,516)	43,012	(58,195)	—	—	(1,585,838)
Unsecured borrowings, at fair value	(270,936)	—	—	1,867	—	—	—	—	(269,069)
HMBS-related obligations, at fair value	(8,619,463)	—	—	(127,671)	273,098	(358,022)	—	—	(8,832,058)
Total liabilities, at fair value	$(10,459,548)	$10	$—	$(127,552)	$316,110	$(416,217)	$—	$—	$(10,687,197)
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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2024, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2024. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at June 30, 2024.

(In thousands)	Three-Month Period Ended June 30, 2024
Securities, at fair value	$(3,622)
Loans, at fair value	169,607
Forward MSR-related investments	1,330
MSRs	(351)
Servicing asset (liability)	(556)
Loan commitments	1,706
Loan purchase commitments	275
Investments in unconsolidated entities	2,949
Financial derivatives-assets	(2)
Other secured borrowings, at fair value	(1,516)
Unsecured borrowings, at fair value	1,867
HMBS-related obligations, at fair value	(127,671)
At June 30, 2024, the Company transferred $10.9 million of assets from Level 3 to Level 2 and $5.4 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Three-Month Period Ended June 30, 2023

(In thousands)	Beginning Balance as of March 31, 2023	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2023
Assets:
Securities, at fair value:
Agency RMBS	$6,193	$(322)	$(176)	$3	$195	$—	$959	$(1,497)	$5,355
Non-Agency RMBS	156,277	(85)	1,035	(3,873)	1,134	(8,742)	29,517	(6,654)	168,609
CMBS	11,767	54	—	(1,083)	2,126	—	2,016	(2,572)	12,308
CLOs	28,674	(229)	354	(954)	2,751	(10,863)	—	—	19,733
Asset-backed securities backed by consumer loans	72,200	(991)	(6,787)	4,209	17,553	(9,045)	—	—	77,139
Corporate debt securities	8,347	—	(832)	469	8,359	(6,710)	—	—	9,633
Corporate equity securities	11,102	—	(4)	422	1,062	(1,846)	—	—	10,736
Loans, at fair value:
Residential mortgage loans	3,024,744	(2,571)	(2,938)	(15,200)	359,090	(369,442)	—	—	2,993,683
Commercial mortgage loans	374,233	—	—	4,254	27,225	(57,352)	—	—	348,360
Consumer loans	3,969	(230)	(292)	210	151	(749)	—	—	3,059
Corporate loans	4,920	—	454	9	2,481	(1,332)	—	—	6,532
Reverse mortgage loans(3)	8,404,701	—	—	39,393	424,893	(397,926)	—	—	8,471,061
MSRs, at fair value(3)	8,100	—	—	(627)	—	—	—	—	7,473
Servicing asset, at fair value	299	—	—	1,005	—	—	—	—	1,304
Loan commitments, at fair value	3,299	—	—	501	—	—	—	—	3,800
Investments in unconsolidated entities, at fair value	118,747	—	(1,245)	(4,623)	50,816	(45,275)	—	—	118,420
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	76	—	—	—	—	—	—	—	76
Total assets, at fair value	$12,237,648	$(4,374)	$(10,431)	$24,115	$897,836	$(909,282)	$32,492	$(10,723)	$12,257,281
Liabilities:
Other secured borrowings, at fair value	$(1,534,592)	$(261)	$—	$12,152	$50,333	$—	$—	$—	$(1,472,368)
Unsecured borrowings, at fair value	(185,325)	—	—	—	—	—	—	—	(185,325)
HMBS-related obligations, at fair value	(7,975,916)	—	—	(24,577)	340,499	(395,294)	—	—	(8,055,288)
Total liabilities, at fair value	$(9,695,833)	$(261)	$—	$(12,425)	$390,832	$(395,294)	$—	$—	$(9,712,981)
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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2023, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2023. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at June 30, 2023.

(In thousands)	Three-Month Period Ended June 30, 2023
Securities, at fair value	$(6,600)
Loans, at fair value	28,198
MSRs	(627)
Servicing asset	1,005
Loan commitments	501
Investments in unconsolidated entities	(6,713)
Other secured borrowings, at fair value	12,152
HMBS-related obligations, at fair value	(24,577)
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

Six-Month Period Ended June 30, 2024

(In thousands)	Beginning Balance as of December 31, 2023	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2024
Assets:
Securities, at fair value:
Agency RMBS	$5,512	$(441)	$(32)	$(320)	$315	$(131)	$2,673	$(94)	$7,482
Non-Agency RMBS	155,240	(1,502)	(3,874)	20,616	20,755	(101,831)	2,320	(6,913)	84,811
CMBS	14,143	390	136	(643)	4,405	(1,097)	911	—	18,245
CLOs	20,439	(982)	(3,616)	1,222	64,498	(45,497)	5,340	(5,707)	35,697
Asset-backed securities backed by consumer loans	74,226	(3,824)	(2,266)	80	16,099	(15,391)	—	—	68,924
Other ABS	7,696	154	—	1,646	22,394	(694)	—	—	31,196
Corporate debt securities	8,041	—	(477)	680	9,409	(2,587)	—	—	15,066
Corporate equity securities	12,294	—	549	(507)	164	(2,338)	—	—	10,162
Loans, at fair value:
Residential mortgage loans	3,093,912	(1,824)	(5,465)	20,776	1,195,243	(1,201,027)	—	—	3,101,615
Commercial mortgage loans	266,595	—	(44)	1,818	215,409	(217,558)	—	—	266,220
Consumer loans	1,759	(234)	26	3	140	(745)	—	—	949
Corporate loans	5,819	—	—	(101)	729	(1,514)	—	—	4,933
Reverse mortgage loans(3)	8,938,551	—	—	351,452	738,763	(556,377)	—	—	9,472,389
Forward MSR-related investments, at fair value	163,336	7,243	—	2,943	—	(15,491)	—	—	158,031
MSRs, at fair value(3)	29,580	—	—	(42)	—	—	—	—	29,538
Servicing asset, at fair value	1,327	—	—	(1,327)	—	—	—	—	—
Loan commitments, at fair value	2,584	—	—	3,039	—	—	—	—	5,623
Loan purchase commitments, at fair value	—	—	—	275	—	—	—	—	275
Investments in unconsolidated entities, at fair value	116,414	—	7,948	6,320	187,331	(154,831)	—	—	163,182
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	8	—	(1)	—	1	—	—	—	8
Total return swaps	6	—	37	(3)	—	(37)	—	—	3
Total assets, at fair value	$12,917,482	$(1,020)	$(7,079)	$407,927	$2,475,655	$(2,317,146)	$11,244	$(12,714)	$13,474,349
Liabilities:
Servicing liability, at fair value	$—	$—	$—	$(232)	$—	$—	$—	$—	$(232)
Other secured borrowings, at fair value	(1,424,668)	(642)	—	(14,040)	74,196	(220,684)	—	—	(1,585,838)
Unsecured borrowings, at fair value	(272,765)	—	—	3,696	—	—	—	—	(269,069)
HMBS-related obligations, at fair value	(8,423,235)	—	—	(305,654)	547,555	(650,724)	—	—	(8,832,058)
Total liabilities, at fair value	$(10,120,668)	$(642)	$—	$(316,230)	$621,751	$(871,408)	$—	$—	$(10,687,197)
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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2024, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2024. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at June 30, 2024.

(In thousands)	Six-Month Period Ended June 30, 2024
Securities, at fair value	$1,063
Loans, at fair value	373,679
Forward MSR-related investments	2,943
MSRs	(42)
Servicing asset (liability)	(1,559)
Loan purchase commitments	275
Loan commitments	3,039
Investments in unconsolidated entities	3,419
Financial derivatives-assets	(3)
Other secured borrowings, at fair value	(14,040)
Unsecured borrowings, at fair value	3,696
HMBS-related obligations, at fair value	(305,654)
At June 30, 2024, the Company transferred $12.7 million of assets from Level 3 to Level 2 and $11.2 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Six-Month Period Ended June 30, 2023

(In thousands)	Beginning Balance as of December 31, 2022	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2023
Assets:
Securities, at fair value:
Agency RMBS	$7,027	$(641)	$(464)	$421	$336	$(964)	$1,136	$(1,496)	$5,355
Non-Agency RMBS	132,502	101	1,926	(7,917)	28,889	(31,391)	51,229	(6,730)	168,609
CMBS	12,649	103	—	(2,488)	2,127	—	2,742	(2,825)	12,308
CLOs	24,598	(64)	239	(2,232)	728	(6,874)	3,338	—	19,733
Asset-backed securities backed by consumer loans	73,644	(2,318)	(6,709)	2,137	29,693	(19,308)	—	—	77,139
Corporate debt securities	7,533	—	(1,089)	740	11,253	(8,804)	—	—	9,633
Corporate equity securities	11,111	—	(3)	381	1,094	(1,847)	—	—	10,736
Loans, at fair value:
Residential mortgage loans	3,115,518	(4,232)	(8,526)	38,444	679,302	(826,823)	—	—	2,993,683
Commercial mortgage loans	404,324	—	(1)	4,594	63,445	(124,002)	—	—	348,360
Consumer loans	4,843	(476)	(196)	(44)	451	(1,519)	—	—	3,059
Corporate loans	4,086	—	354	10	3,417	(1,335)	—	—	6,532
Reverse mortgage loans(3)	8,097,237	—	(4)	210,961	845,371	(682,504)	—	—	8,471,061
MSRs, at fair value(3)	8,108	—	—	(635)	—	—	—	—	7,473
Servicing asset, at fair value	999	—	—	305	—	—	—	—	1,304
Loan commitments, at fair value	3,060	—	—	740	—	—	—	—	3,800
Investments in unconsolidated entities, at fair value	127,046	—	227	(2,651)	81,602	(87,804)	—	—	118,420
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	76	—	1	—	—	(1)	—	—	76
Total assets, at fair value	$12,034,361	$(7,527)	$(14,245)	$242,766	$1,747,708	$(1,793,176)	$58,445	$(11,051)	$12,257,281
Liabilities:
Other secured borrowings, at fair value	$(1,539,881)	$(664)	$—	$(17,527)	$85,704	$—	$—	$—	$(1,472,368)
Unsecured borrowings, at fair value	(191,835)	—	—	6,510	—	—	—	—	(185,325)
HMBS-related obligations, at fair value	(7,787,155)	—	—	(156,111)	616,117	(728,139)	—	—	(8,055,288)
Total liabilities, at fair value	$(9,518,871)	$(664)	$—	$(167,128)	$701,821	$(728,139)	$—	$—	$(9,712,981)
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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2023, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2023. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at June 30, 2023.

(In thousands)	Six-Month Period Ended June 30, 2023
Securities, at fair value	$(11,999)
Loans, at fair value	42,663
MSRs, at fair value	(635)
Servicing asset, at fair value	305
Loan commitments, at fair value	740
Investments in unconsolidated entities, at fair value	(8,793)
Other secured borrowings, at fair value	(17,527)
Unsecured borrowings, at fair value	6,510
HMBS-related obligations, at fair value	(156,111)
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
The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$198,513	$198,513	$228,927	$228,927
Restricted cash	6,098	6,098	1,618	1,618
Due from brokers	22,036	22,036	51,884	51,884
Reverse repurchase agreements	85,671	85,671	173,145	173,145
Liabilities:
Repurchase agreements	2,301,976	2,301,976	2,967,437	2,967,437
Other secured borrowings	217,225	217,225	245,827	245,827
Due to brokers	74,946	74,946	62,442	62,442
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

The following table identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2024:
June 30, 2024:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$37,298	Market Quotes	Non Binding Third-Party Valuation	$0.85	$124.93	$70.54
	47,513	Discounted Cash Flows
	84,811		Yield	0.0%	99.9%	11.6%
			Projected Collateral Prepayments	0.0%	100.0%	44.1%
			Projected Collateral Losses	0.0%	62.6%	13.9%
			Projected Collateral Recoveries	0.0%	43.8%	11.1%
Non-Agency CMBS	15,238	Market Quotes	Non Binding Third-Party Valuation	$5.31	$96.91	$54.94
	3,007	Discounted Cash Flows
	18,245		Yield	7.7%	23.4%	13.3%
			Projected Collateral Losses	0.0%	80.0%	4.8%
			Projected Collateral Recoveries	20.0%	100.0%	94.2%
CLOs	23,149	Market Quotes	Non Binding Third-Party Valuation	$13.51	$100.00	$67.25
	12,548	Discounted Cash Flows
	35,697		Yield	10.8%	220.3%	19.1%
Agency interest only RMBS	2,281	Market Quotes	Non Binding Third-Party Valuation	$2.66	$19.34	$11.66
	5,201	Option Adjusted Spread ("OAS")
	7,482		LIBOR OAS(1)	53	3,287	431
			Projected Collateral Prepayments	15.6%	100.0%	55.1%
ABS	22,669	Market Quotes		$4.58	$84.50	$68.51
	77,451	Discounted Cash Flows
	100,120		Yield	8.9%	28.0%	12.9%
			Projected Collateral Prepayments	0.0%	82.9%	18.1%
			Projected Collateral Losses	0.0%	34.8%	19.2%
Corporate debt and equity	25,228	Discounted Cash Flows	Yield	0.0%	47.1%	14.4%
Performing and re-performing residential mortgage loans	1,442,025	Discounted Cash Flows	Yield	0.4%	75.2%	9.1%
Securitized residential mortgage loans(2)(3)	1,423,657	Market Quotes	Non Binding Third-Party Valuation	$24.97	$100.65	$87.95
	122,345	Discounted Cash Flows
	1,546,002		Yield	2.5%	14.9%	5.0%
Non-performing residential mortgage loans	113,588	Discounted Cash Flows	Yield	3.7%	47.3%	17.9%
			Recovery Amount	14.7%	140.3%	103.7%
			Months to Resolution	7.1	138.4	21.2
Performing commercial mortgage loans	216,740	Discounted Cash Flows	Yield	9.7%	12.9%	11.4%
Non-performing commercial mortgage loans	49,480	Discounted Cash Flows	Yield	—%	20.3%	15.0%
			Recovery Amount	60.2%	103.2%	90.3%
			Months to Resolution	3.1	8.0	6.5

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Consumer loans	949	Discounted Cash Flows	Yield	8.8%	15.5%	11.6%
			Projected Collateral Prepayments	—%	13.8%	5.5%
			Projected Collateral Losses	0.3%	71.2%	20.1%
Corporate loans	4,933	Discounted Cash Flows	Yield	6.9%	28.5%	13.4%
Reverse Mortgage Loans—HECM	9,011,953	Discounted Cash Flows	Yield	2.2%	6.9%	4.6%
			Conditional Prepayment Rate	1.7%	42.9%	7.4%
Reverse Mortgage Loans—HECM buyouts	14,957	Discounted Cash Flows	Yield	7.7%	14.1%	11.0%
			Months to Resolution	1.0	60.0	27.0
Reverse Mortgage Loans—Unsecuritized Proprietary	264,406	Discounted Cash Flows	Yield	7.5%	9.0%	8.4%
			Conditional Prepayment Rate	12.2%	51.3%	15.0%
Reverse Mortgage Loans—Securitized Proprietary	181,073	Market Quotes	Non Binding Third-Party Valuation	$88.00	$105.00	$103.70
			Yield	6.9%	10.2%	7.1%
Forward MSR-related investments	158,031	Discounted Cash Flows	Yield	9.8%	9.8%	9.8%
			Conditional Prepayment Rate	6.2%	6.2%	6.2%
MSRs	29,538	Discounted Cash Flows	Yield	17.4%	17.4%	17.4%
			Conditional Prepayment Rate	11.7%	54.0%	14.2%
Servicing Liability	(232)	Discounted Cash Flows	Yield	15.0%	15.0%	15.0%
Loan Purchase Commitments	275	Transaction Price	Yield	7.6%	7.8%	7.7%
Loan Commitments	5,623	Discounted Cash Flows	Pull-through rate	61.7%	100.0%	71.6%
			Cost to originate	3.3%	7.8%	5.2%
Investment in unconsolidated entities—Loan origination entities	33,589	Enterprise Value	Equity Price-to-Book(4)	1.2x	1.5x	1.3x
Investment in unconsolidated entities—Other	129,593	Enterprise Value	Net Asset Value	n/a	n/a	n/a
	163,182
Total return swaps	3	Discounted Cash Flows	Yield	0.0%	0.0%	0.0%
Credit default swaps on asset-backed securities	8	Net Discounted Cash Flows	Projected Collateral Prepayments	22.9%	22.9%	22.9%
			Projected Collateral Losses	8.6%	8.6%	8.6%
			Projected Collateral Recoveries	12.3%	12.3%	12.3%
Other secured borrowings, at fair value(2)	(1,585,838)	Market Quotes	Non Binding Third-Party Valuation	$50.00	$100.65	$88.20
			Yield	5.9%	9.9%	6.6%
			Projected Collateral Prepayments	9.5%	100.0%	96.3%
HMBS-related obligations, at fair value	(8,832,058)	Discounted Cash Flows	Yield	2.1%	6.8%	4.5%
			Conditional Prepayment Rate	6.6%	42.9%	7.4%
Unsecured borrowings, at fair value	(269,069)	Market Quotes	Non Binding Third-Party Valuation	$73.88	$97.40	$90.54
(1)Shown in basis points.
(2)Securitized residential mortgage loans, Reverse Mortgage Loans—Securitized Proprietary, and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(3)Includes $47.5 million of non-performing securitized residential mortgage loans.

(4)Represents an estimation of where market participants might value an enterprise on a price-to-book basis. For the range minimum, the range maximum, and the weighted average price-to-book ratio, excludes investments in unconsolidated entities with a total fair value of $2.9 million. Including such investments the weighted average price-to-book ratio was 1.6x.
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

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of June 30, 2024 and December 31, 2023.
June 30, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$30,438	$162	$30,600	$—	$(2,144)	$28,456	2.76%	2.60%	3.01
30-year fixed-rate mortgages	415,601	(2,224)	413,377	823	(28,971)	385,229	4.17%	4.04%	7.03
Reverse mortgages	32,256	3,361	35,617	261	(2,025)	33,853	6.15%	3.56%	4.77
Interest only securities	n/a	n/a	9,880	946	(664)	10,162	1.27%	11.99%	5.75
Non-Agency RMBS	206,214	(77,068)	129,146	12,452	(8,447)	133,151	6.05%	9.36%	5.08
CMBS	82,455	(30,250)	52,205	1,151	(13,062)	40,294	4.12%	10.16%	4.83
Non-Agency interest only securities	n/a	n/a	32,026	6,350	(844)	37,532	0.16%	13.48%	7.75
CLOs	n/a	n/a	88,334	1,914	(7,589)	82,659	2.91%	12.05%	5.89
ABS	230,253	(200,939)	29,314	1,943	(61)	31,196	2.91%	18.54%	3.34
ABS backed by consumer loans	152,082	(73,313)	78,769	1,381	(11,226)	68,924	12.00%	10.24%	1.59
Corporate debt	44,540	(30,443)	14,097	1,461	(492)	15,066	—%	—%	2.02
Corporate equity	n/a	n/a	21,441	1,318	(6,647)	16,112	n/a	n/a	n/a
U.S. Treasury securities	244,883	2,080	246,963	220	(2,133)	245,050	4.34%	4.08%	7.24
Total Long	1,438,722	(408,634)	1,181,769	30,220	(84,305)	1,127,684	4.98%	6.60%	6.01
Short:
U.S. Treasury securities	(27,400)	261	(27,139)	1,062	—	(26,077)	2.64%	2.98%	2.84
European sovereign bonds	(26,405)	(1,326)	(27,731)	1,950	—	(25,781)	0.01%	0.15%	0.69
Total Short	(53,805)	(1,065)	(54,870)	3,012	—	(51,858)	1.35%	1.55%	1.77
Total	$1,384,917	$(409,699)	$1,126,899	$33,232	$(84,305)	$1,075,826	4.84%	6.37%	5.82
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

The following tables detail weighted average life of the Company's Agency RMBS as of June 30, 2024 and December 31, 2023.
June 30, 2024:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$41,219	$41,689	5.08%	$986	$1,122	0.80%
Greater than three years and less than seven years	159,805	167,299	5.29%	5,774	5,650	1.46%
Greater than seven years and less than eleven years	246,514	270,606	3.45%	3,142	2,822	1.68%
Greater than eleven years	—	—	—%	260	286	0.68%
Total	$447,538	$479,594	4.21%	$10,162	$9,880	1.27%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of June 30, 2024 and December 31, 2023.
June 30, 2024:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$65,054	$66,591	4.97%	$3,755	$3,765	0.12%	$98,311	$109,950	5.76%
Greater than three years and less than seven years	62,157	57,730	7.16%	9,235	9,741	0.16%	183,317	184,759	3.96%
Greater than seven years and less than eleven years	39,211	49,480	4.50%	24,220	18,274	0.16%	161,267	162,768	3.72%
Greater than eleven years	7,023	7,550	7.09%	322	246	1.24%	—	—	—%
Total	$173,445	$181,351	5.50%	$37,532	$32,026	0.16%	$442,895	$457,477	4.61%
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
The following table details the components of interest income by security type for the three- and six-month periods ended June 30, 2024 and 2023:

	Three-Month Period Ended
(In thousands)	June 30, 2024			June 30, 2023
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$6,731	$128	$6,859	$9,503	$(1,687)	$7,816
Non-Agency RMBS and CMBS	6,118	(557)	5,561	7,387	(202)	7,185
CLOs	3,728	(1,104)	2,624	880	(206)	674
Other securities(1)	7,780	(3,077)	4,703	5,640	(1,021)	4,619
Total	$24,357	$(4,610)	$19,747	$23,410	$(3,116)	$20,294
(1)Other securities includes ABS, corporate debt securities, and U.S. Treasury securities.

	Six-Month Period Ended
(In thousands)	June 30, 2024			June 30, 2023
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$15,797	$(1,870)	$13,927	$18,852	$(3,916)	$14,936
Non-Agency RMBS and CMBS	14,805	(1,407)	13,398	13,818	(41)	13,777
CLOs	5,614	(1,480)	4,134	1,833	(18)	1,815
Other securities(1)	14,904	(5,735)	9,169	11,483	(2,395)	9,088
Total	$51,120	$(10,492)	$40,628	$45,986	$(6,370)	$39,616
(1)Other securities includes ABS, corporate debt securities, and U.S. Treasury securities.
For the three-month periods ended June 30, 2024 and 2023 the Catch-Up Amortization Adjustment was $0.7 million and $(0.5) million, respectively. For the six-month periods ended June 30, 2024 and 2023 the Catch-Up Amortization Adjustment was $(0.6) million and $(1.0) million, respectively.
The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three- and six-month periods ended June 30, 2024 and 2023.

(In thousands)	Three-Month Period Ended June 30, 2024				Three-Month Period Ended June 30, 2023
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$181,602	$90	$(14,251)	$(14,161)	$182,522	$65	$(14,517)	$(14,452)
Non-Agency RMBS and CMBS	105,021	1,783	(6,712)	(4,929)	14,042	1,345	(50)	1,295
CLOs	42,843	98	(1)	97	—	354	—	354
Other securities(3)	93,649	264	(1,337)	(1,073)	436,139	1,843	(1,777)	66
Total	$423,115	$2,235	$(22,301)	$(20,066)	$632,703	$3,607	$(16,344)	$(12,737)

(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(1.1) million and $(2.7) million for the three-month periods ended June 30, 2024 and 2023, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

(In thousands)	Six-Month Period Ended June 30, 2024				Six-Month Period Ended June 30, 2023
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$418,204	$1,154	$(27,469)	$(26,315)	$388,026	$852	$(40,844)	$(39,992)
Non-Agency RMBS and CMBS	217,814	8,560	(7,540)	1,020	41,230	2,429	(65)	2,364
CLOs	45,155	486	(123)	363	—	442	—	442
Other securities(3)	148,919	1,626	(1,793)	(167)	710,195	2,163	(3,526)	(1,363)
Total	$830,092	$11,826	$(36,925)	$(25,099)	$1,139,451	$5,886	$(44,435)	$(38,549)
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(10.8) million and $(8.4) million for the six-month period ended June 30, 2024 and 2023, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities cost basis to be uncollectible.
(3)Other securities includes ABS, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.
The following tables present the fair value and gross unrealized losses of our long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost basis, by length of time that such securities have been in an unrealized loss position at June 30, 2024 and December 31, 2023.
June 30, 2024:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$78,561	$(1,169)	$262,276	$(31,839)	$340,837	$(33,008)
Non-Agency RMBS and CMBS	23,031	(1,658)	5,530	(1,641)	28,561	(3,299)
CLOs	29,313	(1,164)	2,995	(1,142)	32,308	(2,306)
Other securities(1)	220,957	(7,339)	1,258	(1,456)	222,215	(8,795)
Total	$351,862	$(11,330)	$272,059	$(36,078)	$623,921	$(47,408)
(1)Other securities includes ABS and corporate debt and equity securities.
December 31, 2023:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$125,112	$(730)	$426,834	$(45,854)	$551,946	$(46,584)
Non-Agency RMBS and CMBS	10,301	(200)	14,195	(882)	24,496	(1,082)
CLOs	7,152	(69)	5	—	7,157	(69)
Other securities(1)	15,930	(2,276)	10,958	(2,029)	26,888	(4,305)
Total	$158,495	$(3,275)	$451,992	$(48,765)	$610,487	$(52,040)
(1)Other securities includes ABS and corporate debt and equity securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of June 30, 2024 and December 31, 2023, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $23.4 million and $32.6 million, respectively, related to adverse changes in estimated future cash flows on its securities. Certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such securities; as of December 31, 2023, the estimated credit losses on such securities was $1.1 million; no such securities were held at June 30, 2024.
The Company has determined for certain securities that a portion of such securities' cost basis is not collectible. For the three-month periods ended June 30, 2024 and 2023, the Company recognized realized losses on these securities of $(1.1) million and $(2.7) million, respectively. For the six-month periods ended June 30, 2024 and 2023, the Company recognized realized losses on these securities of $(10.8) million and $(8.4) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, corporate, and reverse mortgage loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024		December 31, 2023
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$3,301,036	$3,101,615	$3,305,757	$3,093,912
Commercial mortgage loans	277,254	266,220	281,531	266,595
Consumer loans	1,124	949	2,081	1,759
Corporate loans	5,773	4,933	6,379	5,819
Reverse mortgage loans	9,015,645	9,472,389	8,568,271	8,938,551
Total	$12,600,832	$12,846,106	$12,164,019	$12,306,636
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
The following table provides details, by loan type, for residential and commercial mortgage and consumer loans that are 90 days or more past due as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$216,799	$205,277	$127,685	$120,087
Commercial mortgage loans	60,236	49,479	47,736	33,314
Consumer loans	56	36	94	66
Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of June 30, 2024 and December 31, 2023.
June 30, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$3,301,036	$30,646	$3,331,682	$4,886	$(234,953)	$3,101,615	7.46%	7.00%	4.49
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.494 billion of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $(211.0) million of gross unrealized losses. See Residential Mortgage Loan Securitizations in Note 13 for additional information.

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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of June 30, 2024 and December 31, 2023:

Property Location	June 30, 2024	December 31, 2023
North America:
United States:
California	31.3%	32.2%
Florida	21.6%	21.4%
Texas	8.8%	9.5%
Utah	2.9%	3.2%
Pennsylvania	2.7%	2.7%
Arizona	2.7%	2.7%
Georgia	2.5%	2.6%
New Jersey	2.2%	2.1%
North Carolina	2.1%	2.2%
Washington	2.0%	1.8%
Illinois	1.9%	1.8%
Colorado	1.6%	1.5%
Nevada	1.4%	1.5%
New York	1.4%	1.2%
Massachusetts	1.4%	1.5%
Tennessee	1.3%	1.5%
Oregon	1.3%	1.2%
Other	9.2%	9.4%
	98.3%	100.0%
Europe:
United Kingdom	1.7%	—%
	100.0%	100.0%
The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$53,193	$52,906	$4,252	$3,761
Non-performing	173,310	161,137	127,085	119,524
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. As of June 30, 2024 and December 31, 2023, the Company had expected future credit losses related to adverse changes in estimated future cash flows, which it tracks for purposes of calculating interest income, of $20.0 million and $17.2 million, respectively, related to its residential mortgage loans.

As of June 30, 2024 and December 31, 2023, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $121.7 million and $85.6 million, respectively.
Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of June 30, 2024 and December 31, 2023:
June 30, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$277,254	$(8,788)	$268,466	$4,913	$(7,159)	$266,220	11.03%	11.40%	1.04
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $49.5 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of June 30, 2024 and December 31, 2023:

Property Location by U.S. State	June 30, 2024	December 31, 2023
Illinois	20.5%	18.6%
Florida	16.5%	13.9%
Texas	9.5%	15.6%
New York	7.1%	8.9%
Connecticut	6.7%	3.2%
Georgia	6.4%	5.3%
Ohio	5.6%	5.5%
Michigan	4.5%	4.5%
Pennsylvania	4.4%	—%
Colorado	4.2%	—%
Arizona	3.1%	7.5%
North Carolina	2.8%	2.7%
Alabama	2.4%	2.3%
Louisiana	2.3%	2.2%
New Jersey	2.2%	3.8%
Indiana	1.0%	—%
Oklahoma	—%	6.0%
Other	0.8%	—%
	100.0%	100.0%
As of June 30, 2024, the Company had four non-performing commercial mortgage loans with an unpaid principal balance and fair value of $60.2 million and $49.5 million, respectively. As of December 31, 2023, the Company had three non-

performing commercial mortgage loans with an unpaid principal balance and fair value of $47.7 million and $33.3 million, respectively.
As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of June 30, 2024 and December 31, 2023, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $7.2 million and $1.3 million, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
As of December 31, 2023, the Company had two commercial mortgage loans in the process of foreclosure; such loans had an unpaid principal balance and fair value of $25.9 million and $25.1 million, respectively. The Company did not have any commercial mortgage loans in the process of foreclosure as of June 30, 2024.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of June 30, 2024 and December 31, 2023:
June 30, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Life (Years)(1)	Delinquency (Days)
Consumer loans, held-for-investment	$1,124	$24	$1,148	$109	$(308)	$949	0.77	16
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of June 30, 2024 and December 31, 2023.

Days Past Due	June 30, 2024	December 31, 2023
Current	83.9%	81.0%
30-59 Days	7.9%	7.9%
60-89 Days	3.2%	6.6%
90-119 Days	4.1%	4.0%
>120 Days	0.9%	0.5%
	100.0%	100.0%
During the three-month periods ended June 30, 2024 and 2023, the Company charged off $17 thousand and $0.1 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. During the six-month periods ended June 30, 2024 and 2023, the Company charged off $0.1 million and $0.3 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of June 30, 2024 and December 31, 2023, the Company held charged-off consumer loans with an aggregate fair value of $22 thousand and $35 thousand, respectively, for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of both June 30, 2024 and December 31, 2023, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.3 million, on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the three-month period ended June 30, 2023, the Company recognized realized losses on these loans of $(0.1) million; no such losses were recognized for the three-month period ended June 30, 2024. For the six-month periods ended June 30, 2024 and 2023, the Company recognized realized losses on these loans of $(0.1) million and $(0.4) million, respectively.
Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of June 30, 2024 and December 31, 2023:
June 30, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$5,773	$(179)	$5,594	$—	$(661)	$4,933	10.57%	0.90
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2023:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$6,379	$5,819	10.13%	1.52
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
As described in Note 2, the Company evaluates the cost basis of its corporate loans for impairment on at least a quarterly basis. As of June 30, 2024 and December 31, 2023, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.7 million and $0.6 million, respectively.
Reverse Mortgage Loans
The table below details certain information regarding the Company's reverse mortgage loans as of June 30, 2024 and December 31, 2023.
June 30, 2024:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans
HECM loans collateralizing HMBS	$8,495,445	$8,923,242	6.94%	4.99
Unsecuritized HECM loans(1)	103,033	103,668	7.19%	6.47
Proprietary reverse mortgage loans
Securitized proprietary reverse mortgage loans	171,465	181,073	10.38%	9.27
Unsecuritized proprietary reverse mortgage loans	127,856	137,282	10.67%	17.02
Total reverse mortgage loans, held-for-investment	8,897,799	9,345,265	7.07%	5.26
Reverse mortgage loans, held-for-sale
Unsecuritized proprietary reverse mortgage loans	117,846	127,124	10.58%	17.02
Total reverse mortgage loans	$9,015,645	$9,472,389	7.11%	5.42
(1)Includes unpoolable HECM loans with an unpaid principal balance of $25.2 million.

December 31, 2023:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans collateralizing HMBS	$8,166,222	$8,506,423	6.82%	5.10
Unsecuritized HECM loans(1)	103,063	102,553	7.15%	6.12
Total reverse mortgage loans, held-for-investment	8,269,285	8,608,976	6.83%	5.11
Reverse mortgage loans, held-for-sale	298,986	329,575	10.67%	16.78
Total reverse mortgage loans	$8,568,271	$8,938,551	6.96%	5.54
(1)Includes unpoolable HECM loans with an unpaid principal balance of $28.0 million.
During the three- and six-month periods ended June 30, 2024, the Company transferred proprietary reverse mortgage loans held-for-sale with an unpaid principal balance of $87.7 million and $298.2 million, respectively, to held-for-investment.
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
The following table provides details on the Company's unpoolable HECM loans as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024		December 31, 2023
Unpoolable HECM Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
ABOs	$6,505	$5,079	$8,508	$6,897
NABOs	14,383	9,878	14,562	10,167
Other HECM loans(1)	4,282	4,309	4,883	4,908
Total unpoolable HECM loans	$25,170	$19,266	$27,953	$21,972
(1)Includes HECM tail loans where the borrower is not in compliance with the terms of the underlying loan.
In March 2023, the Company entered into various agreements including a Master Loan Purchase and Servicing Agreement (the "MLPS Agreement") with a third party (the "MLPS Counterparty"), whereby it agreed to purchase and service HECM Buyout Loans with an unpaid principal balance of $80.1 million that had been previously repurchased from various HMBS pools by a third party HMBS issuer, and simultaneously finance such loans with the MLPS Counterparty. As of June 30, 2024 and December 31, 2023, the Company held HECM Buyout Loans purchased under the MLPS Agreement with a fair value of $7.2 million and $8.9 million, respectively, which are included in Loans, at fair value on the Condensed Consolidated Balance Sheet.
As of June 30, 2024, the Company had $315.7 million in unpaid principal balance of inactive reverse mortgage loans, of which $299.6 million related to HECM loans and the remainder related to proprietary reverse mortgage loans. As of December 31, 2023, the Company had $290.4 million in unpaid principal balance of inactive reverse mortgage loans, of which $280.6 million related to HECM loans and the remainder related to proprietary reverse mortgage loans.

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's reverse mortgage loans as a percentage of total outstanding unpaid principal balance, as of June 30, 2024 and December 31, 2023.

Property Location by U.S. State	June 30, 2024	December 31, 2023
California	28.8%	28.7%
Florida	8.8%	8.8%
Colorado	7.2%	7.1%
Arizona	6.3%	6.3%
Washington	5.4%	5.3%
Utah	5.1%	5.0%
Texas	4.9%	4.8%
Oregon	2.9%	3.0%
Idaho	2.7%	2.7%
Massachusetts	2.3%	2.4%
New York	2.3%	2.2%
Nevada	2.1%	2.1%
North Carolina	2.1%	2.1%
Georgia	1.6%	1.6%
Virginia	1.5%	1.6%
South Carolina	1.4%	1.4%
Ohio	1.4%	1.5%
Tennessee	1.4%	1.3%
New Jersey	1.2%	1.3%
Maryland	1.1%	1.1%
Pennsylvania	1.1%	1.1%
Other	8.4%	8.6%
	100.0%	100.0%
6. Mortgage Servicing Rights
Certain of the reverse mortgage loans originated by the Company, through Longbridge, are ineligible for inclusion in HMBS, and are not guaranteed by the FHA ("Proprietary reverse mortgage loans"). Longbridge is party to a Sale and Servicing Agreement (the "Sale and Servicing Agreement") with a third party (the "Proprietary Loan Purchaser") whereby Longbridge originated reverse mortgage loans based on specific proprietary criteria and committed to sell such loans to the Proprietary Loan Purchaser. Upon the sale of such loans to the Proprietary Loan Purchaser, Longbridge retained the rights and obligations of servicing such loans and an MSR asset was recorded.
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
As of June 30, 2024, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.7 billion, and the fair value of such Reverse MSRs was $29.5 million. As of December 31, 2023, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.8 billion, and the fair value of such Reverse MSRs was $29.6 million.
The fair value of the Company's MSRs is driven by the net cash flows associated with servicing activities, which include contractually specified servicing fees, late fees, and other ancillary servicing revenue. For the three-month periods ended June 30, 2024 and 2023, the Company recognized a gain (loss) related to its Reverse MSRs of $(0.4) million and $(0.6) million, respectively. For the six-month periods ended June 30, 2024 and 2023, the Company recognized a gain (loss) related to its Reverse MSRs of $(42) thousand and $(0.6) million, respectively. Gain (loss) related to Reverse MSRs is included in Other (net) on the Condensed Consolidated Statement of Operations.

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
Under certain circumstances, the Company can direct the Forward MSR Master Servicer to finance all or some of the Underlying Forward MSRs, alongside other similar MSRs that the Forward MSR Master Servicer oversees on behalf of third parties unrelated to the Company. Proceeds from such financing are distributed to the Company and must be repaid by the Company upon repayment of corresponding financing by the Forward MSR Master Servicer. As of both June 30, 2024 and December 31, 2023, the fair value of the Forward MSR-related investments takes into account the MSR Master Servicer's $13.5 million of outstanding borrowings for the benefit of the Company, which were secured by the Underlying Forward MSRs.
The Company has elected the FVO for its investments under the Forward MSR Agreements which are reflected in Forward MSR-related investments, at fair value, on the Condensed Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Condensed Consolidated Statement of Operations as a component of Other, net.
As of June 30, 2024 and December 31, 2023, the fair value of the Company's investments in Forward MSR-related investments was $158.0 million and $163.3 million, respectively. The following table presents activity related to Company’s investments in Forward MSR-related investments for the three- and six-month-periods ended June 30, 2024. The Company did not hold Forward MSR-related investments during the six-month period ended June 30, 2023.

(In thousands)	Three-Month Period Ended June 30, 2024	Six-Month Period Ended June 30, 2024
Forward MSR-related investments, at fair value, beginning balance	$160,009	$163,336
Capital investments	—	—
Distributions	(6,954)	(15,491)
Accretion of interest income	3,646	7,243
Change in unrealized gain (loss)	1,330	2,943
Forward MSR-related investments, at fair value, ending balance	$158,031	$158,031

8. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of June 30, 2024 and December 31, 2023, the Company's investments in unconsolidated entities had an aggregate fair value of $163.2 million and $116.4 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of June 30, 2024 and December 31, 2023, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $138.6 million and $87.8 million, respectively.
For the three-month periods ended June 30, 2024 and 2023, the Company recognized Earnings (losses) from investments in unconsolidated entities of $12.0 million and $(5.9) million, respectively and for the six-month periods ended June 30, 2024 and 2023, the Company recognized Earnings (losses) from investments in unconsolidated entities of $14.3 million and $(2.4) million, respectively. Gains (losses) recognized from the Company's investments in unconsolidated entities are included in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations.
The following table provides details about the Company's investments in unconsolidated entities as of June 30, 2024 and December 31, 2023:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	June 30, 2024	December 31, 2023
Loan Originators:
LendSure Mortgage Corp.(1)(2)	Common shares	63.7%	49.9%
Other(1)	Various	45.0%–50.0%	45.0%–50.0%
Co-investments with Ellington affiliate(s)(1):
Elizon DB 2015-1 LLC(3)(4)	Membership Interest	34.0%	30.4%
Elizon NM CRE 2020-1 LLC(3)(5)	Membership Interest	19.9%	11.5%
Elizon CH CRE 2021-1 LLC(3)(6)	Membership Interest	40.8%	29.2%
Equity investments in securitization-related vehicles, including risk retention vehicles(7)	Membership Interest	24.6%–84.5%	24.6%–84.5%
Other:
Jepson Holdings Limited(1)(3)	Membership Interest	4.2%	7.9%
Other(1)(3)(8)	Various	6.1%–79.0%	6.1%–79.0%
(1)See Note 16 for additional details on the Company's related party transactions.
(2)As of June 30, 2024, includes both voting and non-voting equity interests held by the Company; its non-voting stake in the entity was 13.8%. As of December 31, 2023, excludes investment in equity interests convertible into non-voting common shares; including such interests the Company's additional non-voting stake in the entity was 13.8%. See Note 16 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(4)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 55.5% and 60.0% as of June 30, 2024 and December 31, 2023, respectively.
(5)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 70.4% and 74.1% as of June 30, 2024 and December 31, 2023, respectively.
(6)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 53.1% and 52.1% as of June 30, 2024 and December 31, 2023, respectively.
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

9. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the three- and six-month periods ended June 30, 2024 and 2023:

	Three-Month Period Ended
	June 30, 2024		June 30, 2023
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (March 31, 2024 and 2023, respectively)	82	$19,999	98	$26,717
Transfers from mortgage loans	47	13,891	34	8,494
Capital expenditures and other adjustments to cost		174		492
Adjustments to record at the lower of cost or fair value		592		(38)
Dispositions	(24)	(9,408)	(54)	(14,589)
Ending Balance (June 30, 2024 and 2023, respectively)	105	$25,248	78	$21,076

	Six-Month Period Ended
	June 30, 2024		June 30, 2023
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2023 and 2022, respectively)	81	$22,085	97	$28,403
Transfers from mortgage loans	83	25,444	46	11,634
Capital expenditures and other adjustments to cost		374		672
Adjustments to record at the lower of cost or fair value		(1,731)		(107)
Dispositions	(59)	(20,924)	(65)	(19,526)
Ending Balance (June 30, 2024 and 2023, respectively)	105	$25,248	78	$21,076
During the three-month period ended June 30, 2024, the Company sold 24 REO properties, realizing a net gain (loss) of approximately $(1.9) million. During the three-month period ended June 30, 2023, the Company sold 54 REO properties, realizing a net gain (loss) of approximately $(1.2) million. During the six-month period ended June 30, 2024, the Company sold 59 REO properties, realizing a net gain (loss) of approximately $(3.2) million. During the six-month period ended June 30, 2023, the Company sold 65 REO properties, realizing a net gain (loss) of approximately $(1.3) million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Condensed Consolidated Statement of Operations. As of both June 30, 2024 and December 31, 2023, all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $8.6 million and $16.8 million, were measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023, respectively.

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
The following table details the fair value of the Company's holdings of financial derivatives as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$101	$2,182
TBA securities sale contracts	1,497	—
Fixed payer interest rate swaps	136,126	101,881
Fixed receiver interest rate swaps	15,366	27,358
Credit default swaps on asset-backed securities	8	8
Credit default swaps on asset-backed indices	2,136	3,318
Credit default swaps on corporate bonds	70	25
Credit default swaps on corporate bond indices	6,387	7,259
Total return swaps	3	6
Futures	222	245
Forwards	196	12
Warrants	53	1,702
Total financial derivatives–assets, at fair value	162,165	143,996
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(655)	—
TBA securities sale contracts	(155)	(5,820)
Fixed payer interest rate swaps	(4,492)	(17,944)
Fixed receiver interest rate swaps	(16,921)	(13,801)
Credit default swaps on asset-backed indices	(32)	(32)
Credit default swaps on corporate bonds	(227)	(225)
Credit default swaps on corporate bond indices	(16,722)	(15,894)
Futures	(4,860)	(7,990)
Forwards	—	(70)
Total financial derivatives–liabilities, at fair value	(44,064)	(61,776)
Total	$118,101	$82,220

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of June 30, 2024 and December 31, 2023:
June 30, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$436,983	$5,464	4.11%	5.34%	0.33
2025	414,561	8,305	3.69	5.34	1.16
2026	252,467	2,258	4.33	5.34	2.05
2027	228,250	9,940	2.92	5.33	2.93
2028	586,973	19,371	3.54	5.33	4.03
2029	328,214	8,559	3.63	5.33	4.72
2030	240,079	4,078	3.77	5.34	6.12
2031	169,293	26,335	1.69	5.33	6.95
2032	181,867	16,236	2.80	5.33	8.06
2033	407,506	22,019	3.33	5.33	8.90
2034	261,080	1,651	3.88	5.34	9.84
2035	500	157	0.78	5.33	11.31
2036	1,102	297	1.19	5.33	11.64
2037	45,000	6,169	2.81	5.33	13.16
2038	32,500	116	4.01	5.34	14.17
2039	17,592	153	3.90	5.34	14.69
2040	500	194	0.90	5.33	16.32
2050	500	241	0.98	5.33	26.32
2053	1,600	127	3.32	5.34	29.50
2054	2,200	(36)	3.82	5.34	29.79
Total	$3,608,767	$131,634	3.54%	5.33%	4.85

December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$629,547	$9,097	3.18%	5.41%	0.61
2025	412,701	6,304	3.69	5.06	1.66
2026	189,287	(573)	4.13	5.39	2.66
2027	174,841	8,970	4.04	5.04	3.35
2028	650,990	7,516	3.48	5.38	4.54
2029	53,011	4,378	2.19	5.38	5.32
2030	150,817	1,122	3.50	5.39	6.59
2031	157,766	24,131	1.51	5.38	7.46
2032	181,867	11,069	2.80	5.38	8.56
2033	437,619	6,960	3.40	5.38	9.42
2035	500	132	0.78	5.33	11.81
2036	1,102	280	1.19	5.38	12.13
2037	45,000	3,780	2.81	5.38	13.66
2038	32,500	(1,727)	4.01	5.39	14.67
2040	500	165	0.90	5.33	16.82
2049	5,729	845	2.63	5.38	25.02
2050	500	207	0.98	5.33	26.82
2052	5,000	1,281	2.07	5.38	28.27
Total	$3,129,277	$83,937	3.34%	5.33%	4.68

The following tables provide information about the Company's fixed receiver interest rate swaps as of June 30, 2024 and December 31, 2023:
June 30, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$52,236	$(803)	5.44%	3.56%	0.34
2025	143,183	(660)	5.33	4.87	0.73
2026	543,794	(1,273)	5.34	4.69	1.74
2027	59,110	(1,226)	5.34	3.84	2.92
2028	459,063	2,493	5.34	4.42	4.11
2029	597,040	5,654	5.34	4.34	4.81
2030	156,262	(9)	5.34	4.11	6.21
2031	42,500	(882)	5.34	3.75	6.59
2033	235,963	(413)	5.34	4.00	9.39
2034	132,687	(400)	5.34	3.94	9.77
2035	500	(161)	5.33	0.74	11.31
2038	36,300	(1,919)	5.34	3.54	14.48
2039	20,377	(421)	5.34	3.79	14.70
2040	500	(201)	5.33	0.84	16.32
2050	500	(253)	5.33	0.90	26.32
2053	13,795	(1,097)	5.34	3.33	29.49
2054	600	16	5.34	3.87	29.88
Total	$2,494,410	$(1,555)	5.34%	4.33%	4.83
December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$427,234	$(578)	5.40%	5.17%	0.24
2025	143,183	67	5.38	4.87	1.23
2026	461,658	(8,399)	5.39	3.58	2.28
2027	36,591	30	5.39	3.68	3.90
2028	464,799	13,357	5.39	4.33	4.64
2030	67,000	1,737	5.39	3.97	6.77
2033	198,265	7,701	5.39	3.96	9.88
2035	500	(137)	5.38	0.74	11.81
2038	36,300	131	5.39	3.54	14.98
2040	500	(173)	5.38	0.84	16.82
2050	500	(220)	5.38	0.90	26.82
2053	22,800	41	5.39	3.33	29.99
Total	$1,859,330	$13,557	5.39%	4.28%	3.93

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024			December 31, 2023
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$219	$12	13.50	$230	$12	13.99
Credit default swaps on corporate bonds	2,000	70	1.47	2,000	25	1.97
Credit default swaps on corporate bond indices	99,000	6,387	3.98	149,000	7,259	4.47
Short:
Credit default swaps on asset-backed securities	(46)	8	11.24	(45)	8	11.74
Credit default swaps on asset-backed indices	(41,990)	2,124	34.63	(42,101)	3,306	35.11
Liability:
Long:
Credit default swaps on asset-backed indices	60	(32)	24.72	60	(32)	25.22
Short:
Credit default swaps on corporate bonds	(13,000)	(227)	2.97	(13,000)	(225)	3.47
Credit default swaps on corporate bond indices	(527,617)	(16,722)	4.79	(537,299)	(15,894)	4.84
	$(481,374)	$(8,380)	7.52	$(441,155)	$(5,541)	7.81
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.
Futures
The following table provides information about the Company's long and short positions in futures as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024			December 31, 2023
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Long Contracts:
U.S. Treasury futures	$1,900	$91	3.07	$1,900	$245	2.63
Short Contracts:
U.S. Treasury futures	(40,000)	131	3.07	—	—	—
Liabilities:
Short Contracts:
U.S. Treasury futures	(364,600)	(4,860)	3.07	(313,100)	(7,990)	2.21
Total, net	$(402,700)	$(4,638)	3.07	$(311,200)	$(7,745)	2.21

Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	102	$53	n/a	202	$1,702	5.66
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
As of June 30, 2024 and December 31, 2023, the Company had outstanding TBA purchase and sale contracts as follows:

	June 30, 2024				December 31, 2023
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$36,232	$35,431	$35,532	$101	$375,154	$362,129	$364,311	$2,182
Liabilities	123,424	117,777	117,122	(655)	—	—	—	—
	159,656	153,208	152,654	(554)	375,154	362,129	364,311	2,182
Sale contracts:
Assets	(286,350)	(278,779)	(277,282)	1,497	—	—	—	—
Liabilities	(13,600)	(10,504)	(10,659)	(155)	(433,098)	(392,730)	(398,550)	(5,820)
	(299,950)	(289,283)	(287,941)	1,342	(433,098)	(392,730)	(398,550)	(5,820)
Total TBA securities, net	$(140,294)	$(136,075)	$(135,287)	$788	$(57,944)	$(30,601)	$(34,239)	$(3,638)
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

Gains and losses on the Company's derivative contracts for the three- and six-month periods ended June 30, 2024 and 2023 are summarized in the tables below:

		Three-Month Period Ended June 30, 2024
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$10,751	$(12,875)	$(2,124)	$(479)	$9,854	$9,375
Credit default swaps on asset-backed indices	Credit		(232)	(232)		189	189
Credit default swaps on corporate bond indices	Credit		(1,683)	(1,683)		1,833	1,833
Credit default swaps on corporate bonds	Credit		(8)	(8)		(19)	(19)
Total return swaps	Equity Market/Credit		17	17		(3)	(3)
TBAs	Interest Rate		3,113	3,113		477	477
Futures	Interest Rate		6,909	6,909		(3,810)	(3,810)
Forwards	Currency		322	322		(140)	(140)
Warrants	Credit		—	—		—	—
Total		$10,751	$(4,438)	$6,313	$(479)	$8,381	$7,902

		Three-Month Period Ended June 30, 2023
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(1)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$9,236	$21,942	$31,178	$3,314	$(7,296)	$(3,982)
Credit default swaps on asset-backed indices	Credit		34	34		(226)	(226)
Credit default swaps on corporate bond indices	Credit		(742)	(742)		(1,173)	(1,173)
Credit default swaps on corporate bonds	Credit		(42)	(42)		(5)	(5)
TBAs	Interest Rate		(20)	(20)		6,457	6,457
Futures	Interest Rate		(132)	(132)		6,776	6,776
Forwards	Currency		(496)	(496)		346	346
Warrants	Equity Market/Credit		—	—		149	149
Total		$9,236	$20,544	$29,780	$3,314	$5,028	$8,342
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $2 thousand for the three-month period ended June 30, 2023, which is included on the Condensed Consolidated Statement of Operations in Other, net.

		Six-Month Period Ended June 30, 2024
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$26,189	$(21,528)	$4,661	$(4,906)	$33,745	$28,839
Credit default swaps on asset-backed indices	Credit		(432)	(432)		(1,182)	(1,182)
Credit default swaps on corporate bond indices	Credit		(6,250)	(6,250)		3,509	3,509
Credit default swaps on corporate bonds	Credit		(15)	(15)		42	42
Total return swaps	Equity Market/Credit		37	37		(3)	(3)
TBAs	Interest Rate		3,929	3,929		4,426	4,426
Futures	Interest Rate		7,344	7,344		3,107	3,107
Forwards	Currency		432	432		255	255
Warrants	Credit		86	86		(726)	(726)
Total		$26,189	$(16,398)	$9,791	$(4,906)	$43,173	$38,267

		Six-Month Period Ended June 30, 2023
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(1)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$15,027	$(9,133)	$5,894	$6,765	$5,878	$12,643
Credit default swaps on asset-backed securities	Credit		1	1		—	—
Credit default swaps on asset-backed indices	Credit		(241)	(241)		1,932	1,932
Credit default swaps on corporate bond indices	Credit		(2,089)	(2,089)		(965)	(965)
Credit default swaps on corporate bonds	Credit		(83)	(83)		(24)	(24)
TBAs	Interest Rate		4,272	4,272		(3,621)	(3,621)
Futures	Interest Rate		(3,065)	(3,065)		1,113	1,113
Forwards	Currency		(356)	(356)		(37)	(37)
Warrants	Equity Market/Credit		—	—		68	68
Total		$15,027	$(10,694)	$4,333	$6,765	$4,344	$11,109
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $6 thousand for the six-month period ended June 30, 2023, which is included on the Condensed Consolidated Statement of Operations in Other, net.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six-month period ended June 30, 2024 and the year ended December 31, 2023:

Derivative Type	Six-Month Period Ended June 30, 2024	Year Ended December 31, 2023
(In thousands)
Interest rate swaps	$5,642,765	$4,309,089
Credit default swaps	783,205	497,857
TBAs	486,793	603,206
Futures	336,786	246,669
Forwards	23,363	15,567
Total return swaps	1,181	875
Warrants	145	1,926
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of June 30, 2024 and December 31, 2023, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at June 30, 2024 and December 31, 2023 are summarized below:

Credit Derivatives	June 30, 2024	December 31, 2023
(In thousands)
Fair Value of Written Credit Derivatives, Net	$6,437	$7,264
Notional Value of Written Credit Derivatives(1)	101,279	151,290
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of June 30, 2024, the implied credit spread on the Company's outstanding written credit derivative ranged between 259 and 314 basis points as compared to a range of between 51 and 438 basis points as of December 31, 2023. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of June 30, 2024 and December 31, 2023 was $(0.9) million and $(1.6) million, respectively.

11. Other Assets
The following table provides additional details of the Company's assets included in Other assets on the Condensed Consolidated Balance Sheet at June 30, 2024 and December 31, 2023.

Other Assets	June 30, 2024	December 31, 2023
(In thousands)
Receivables and claims related to reverse mortgage loans repurchased from HMBS(1)	$36,086	$48,468
Prepaid expenses and deferred offering costs	12,109	11,602
Leases—right of use assets(2)	5,540	3,279
Accounts receivable	4,959	3,755
Prepaid scheduled draws on reverse mortgage loans and amounts due from sub-servicer	3,038	2,800
Intangible assets	2,422	2,673
Property and equipment(3)	1,479	1,110
Certificates of deposit, security deposits, and escrow cash	753	1,043
Loan purchase commitments, at fair value(4)	275	—
Servicing asset, at fair value(5)	—	1,327
Other	540	1,042
	$67,201	$77,099
(1)Represents receivables from third-parties and claims to HUD related to loans repurchased from HMBS. See Note 13, Issuance of HMBS for discussion on the maximum claim amount related to reverse mortgage loans in HMBS.
(2)See Note 24 for additional details on the Company's leases and ROU assets.
(3)Net of accumulated depreciation.
(4)See Note 24 for details on loan purchase commitments.
(5)See Note 13 for details on the Servicing asset (liability).
In connection with the Longbridge Transaction, the Company identified and recognized various intangible assets. The following table details the Company's intangible assets as of June 30, 2024 and December 31, 2023.

	June 30, 2024				December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(In thousands)			(In months)	(In thousands)			(In months)
Intangible Asset:
Internally developed software	$1,400	$(817)	$583	36	$1,400	$(583)	$817	36
Trademarks/trade names	1,200	—	1,200	Indefinite	1,200	—	1,200	Indefinite
Customer relationships	700	(61)	639	240	700	(44)	656	240
Total identified intangible assets	$3,300	$(878)	$2,422		$3,300	$(627)	$2,673

The following table summarizes changes in the net carrying value of the Company's intangible assets for the three- and six-month periods ended June 30, 2024 and 2023.

	Three-Month Period Ended June 30, 2024
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets—Beginning Balance (March 31, 2024)	$700	$1,200	$648	$2,548
Accumulated Amortization	(117)	—	(9)	(126)
Net carrying value of intangible assets—Ending Balance (June 30, 2024)	$583	$1,200	$639	$2,422

	Three-Month Period Ended June 30, 2023
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets—Beginning Balance (March 31, 2023)	$1,167	$1,200	$682	$3,049
Accumulated Amortization	(117)	—	(8)	(125)
Net carrying value of intangible assets—Ending Balance (June 30, 2023)	$1,050	$1,200	$674	$2,924

	Six-Month Period Ended June 30, 2024
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets—Beginning Balance (December 31, 2023)	$817	$1,200	$656	$2,673
Accumulated Amortization	(234)	—	(17)	(251)
Net carrying value of intangible assets—Ending Balance (June 30, 2024)	$583	$1,200	$639	$2,422

	Six-Month Period Ended June 30, 2023
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Non-Compete Agreements	Total
Net carrying value of intangible assets—Beginning Balance (December 31, 2022)	$1,284	$1,200	$691	$100	$3,275
Accumulated Amortization	(234)	—	(17)	(100)	(351)
Net carrying value of intangible assets—Ending Balance (June 30, 2023)	$1,050	$1,200	$674	$—	$2,924
The following table summarizes the Company's estimated future amortization expense on its intangible assets.

(In thousands)	June 30, 2024
2024	$251
2025	385
2026	35
2027	35
2028	35
Thereafter	481
Total	$1,222

12. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023. See Note 13 and Note 16 for additional information on the Company's consolidated VIEs.

(In thousands)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$6,889	$178
Restricted cash	4,489	—
Securities, at fair value	68,923	74,226
Loans, at fair value	3,536,752	3,342,478
Forward MSR-related investments, at fair value	78,473	82,273
Investments in unconsolidated entities, at fair value	96,694	63,701
Real estate owned	19,885	16,100
Investment related receivables	25,838	19,929
Other assets	352	469
Total Assets	$3,838,295	$3,599,354
Liabilities
Repurchase agreements	$1,264,606	$1,244,401
Other secured borrowings	29,458	25,787
Other secured borrowings, at fair value	1,585,838	1,424,668
Interest payable	2,852	1,879
Accrued expenses and other liabilities	1,226	451
Total Liabilities	2,883,980	2,697,186
Total Stockholders' Equity	947,611	897,303
Non-controlling interests	6,704	4,865
Total Equity	954,315	902,168
Total Liabilities and Equity	$3,838,295	$3,599,354
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of June 30, 2024 and December 31, 2023, the fair value of the Company's investment in the notes issued by the CLO Issuers was $2.8 million and $5.1 million, respectively.
See Note 16 for further details on the Company's participation in CLO transactions.
Residential Mortgage Loan Securitizations—Non-QM loans
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
The following table details the assets and liabilities of the Consolidated Issuing Entities included in the Company's Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Assets:
Loans, at fair value	$1,493,634	$1,555,371
Investment related receivables	9,207	1,884
Liabilities:
Other secured borrowings, at fair value	1,369,246	1,424,668
Non-Consolidated Residential Mortgage Loan Securitizations
As described above, the Company has also participated in non-QM securitizations with various Non-QM Co-Participants. For the non-QM securitization which closed in December 2022, the Company and the Non-QM Co-Participant each sold loans to a jointly held entity (the "Residential Loan JV") which then transferred the loans to the respective series of the applicable Sponsor, which is wholly-owned by the Residential Loan JV, for further transfer to the applicable Depositor. For the non-QM securitizations that closed after December 2022, the Company and the Non-QM Co-Participants each sold loans directly to the respective series of the applicable Sponsor, for further transfer to the applicable Depositor. The sales by the Company in each instance were accounted for as sales in accordance with ASC 860-10.
The following table provides details on outstanding non-consolidated residential mortgage loan securitizations in which the Company has participated:

Issuing Entity	Closing Date	Principal Balance of Loans Sold By the Company	Principal Balance of Loans Sold By the Non-QM Co-Participants	Total Face Amount of Certificates Issued
		(In thousands)
EFMT 2024-INV1	4/24	$194,497	$105,955	$300,452
EFMT 2023-1	2/23	176,218	154,149	330,367
EFMT 2022-4	12/22	309,998	55,264	365,262
In order to comply with the Risk Retention Rules, the Participated Risk Retention Vehicle purchased a percentage of each of the classes of Certificates issued by the respective Issuing Entities. The aggregate fair value of the Company's ownership interests in the Residential Loan JV, and respective series of both the Participated Risk Retention Vehicle and Sponsor, was $16.5 million and $8.7 million as of June 30, 2024 and December 31, 2023, respectively. Such interests are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The Company and the non-QM Co-Participants also directly purchased, certain of the Certificates issued by the non-consolidated Issuing Entities; the Company subsequently sold various of these Certificates. As of June 30, 2024 and December 31, 2023, the fair value of the Company's investment in such Certificates was $14.4 million and $33.0 million, respectively, and is included on the Condensed Consolidated Balance Sheet in Securities, at fair value.
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
Residential Mortgage Loan Securitizations—European Residential Mortgage Loans
The Company holds an interest in a European RMBS issued by an unaffiliated European securitization trust (the "European RMBS Issuer"). The European RMBS Issuer issued various tranches of notes (the "European Debt Tranches") collateralized by a pool of European residential mortgage loans (the "European Mortgage Loan Securitization"). As of June 30, 2024, as the holder of a majority interest in the most subordinate European Debt Tranche, the Company may, at its sole option, purchase all of the outstanding European Debt Tranches (the "Optional Redemption").
At June 30, 2024, the Company re-evaluated its interest in the European RMBS Issuer, which is a VIE. As of such date, because the Company has the power to direct the activities that most significantly impact such entities' economic performance, the Company determined that the Company is the current primary beneficiary of this VIE, and therefore the Company has consolidated the European RMBS Issuer. Prior to June 30, 2024, the Company determined that it was not the primary beneficiary of this VIE, and did not consolidate the European RMBS Issuer. As of December 31, 2023, the fair value of the Company's investment in the most subordinate European Debt Tranche was $0.1 million and is included in Securities, at fair value on the Condensed Consolidated Balance Sheet.
The following table details the assets and liabilities of the European RMBS Issuer included in the Company's Condensed Consolidated Balance Sheet as of June 30, 2024:

(In thousands)	June 30, 2024
Assets:
Cash and cash equivalents	$6,790
Loans, at fair value	52,368
Investment related receivables	669
Liabilities:
Other secured borrowings, at fair value	58,195
Investment related payables	1,572
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
As shown in the above table, pursuant to each of the securitizations, the respective Consumer Securitization Issuer issued senior and subordinated notes. Trust certificates representing beneficial ownership of each of the Consumer Securitization Issuers were also issued. In connection with each transaction, through a jointly owned newly formed entity (each a "Consumer Risk Retention Vehicle"), the Company and the Consumer Co-Participants acquired certain of the subordinated notes as well as the trust certificates in the respective Consumer Securitization Issuer. As of June 30, 2024 and December 31, 2023, the Company's total interest in the Consumer Risk Retention Vehicles, for which the Company has elected the FVO, was

$0.8 million and $2.4 million, respectively. The fair value of the Consumer Risk Retention Vehicles is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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
The following table details the assets and liabilities of the RM Issuing Entity included in the Company's Condensed Consolidated Balance Sheet as of June 30, 2024:

June 30, 2024
Assets:	(In thousands)
Restricted cash	$4,489
Loans, at fair value	181,073
Liabilities:
Other secured borrowings, at fair value	158,397
Issuance of HMBS
Longbridge is approved as a Title II, non-supervised direct endorsement mortgagee with HUD. Longbridge is also an approved issuer of HMBS whereby it pools HECM loans and issues HMBS securities which are sold to third-parties with only the servicing rights retained. As discussed in Note 5, HMBS are structured whereby the HMBS issuer is required to repurchase loans whenever the outstanding principal balance of such loan reaches 98% of the MCA. In accordance with ASC 860-10, the transfer of the loans to the HMBS securitization vehicle does not qualify as a sale as the Company has not surrendered control over transferred financial assets. As a result, the transfer of the loans is accounted for as secured borrowings for which the

Company has elected the FVO. Such secured borrowings are included in HMBS-related obligations, at fair value. The majority of the related collateral is included as a component of Loans, at fair value, on the Condensed Consolidated Balance Sheet. The Company recognizes interest expense on such HMBS-related obligations based on the stated coupon rate of the respective HMBS. Interest expense and changes in fair value are recorded in net change related to HMBS obligations, at fair value on the Condensed Consolidated Statement of Operations. During the three-month periods ended June 30, 2024 and 2023, the Company pooled HECM loans with an unpaid principal balance of $334.7 million and $379.8 million, respectively, into HMBS. During the six-month periods ended June 30, 2024 and 2023, the Company pooled HECM loans with an unpaid principal balance of $609.0 million and $693.3 million, respectively, into HMBS. As of June 30, 2024, the Company was servicing 1,043 pools of HMBS with an unpaid principal balance of $8.5 billion. As of December 31, 2023, the Company was servicing 974 pools of HMBS with an unpaid principal balance of $8.2 billion.
The Company has entered into a Collaboration and Transfer Agreement, or the "HECM CT Agreement" with a third party. Pursuant to the HECM CT Agreement, the Company purchased HECM loans and the associated MSR from the third party and securitized such loans into HMBS. While the Company is the legal owner and servicer of the HMBS, under the HECM CT Agreement, the third party receives a portion of the cash flows generated from the HMBS. The Company retains a base participation fee, along with the right to premiums on subsequent HECM tail securitizations. Additionally, in the event Company is required to repurchase a loan from the HMBS pool, there is a put option repurchase guarantee from the third-party whereby they are required to repurchase such HECM loans from the Company. The Company recognizes the amount due to/from the third party under the HECM CT Agreement as an asset or a liability (the "Servicing Asset" or "Servicing Liability") which is included in Other Assets or Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. The Company has elected the FVO on its Servicing Asset/Liability and changes in value are included in Other Income (Loss). As of June 30, 2024 and December 31, 2023, the Company has a Servicing Asset/(Liability) related to the HECM CT Agreement of $(0.2) million and $1.3 million, respectively, which is included in Accrued expenses and other liabilities and Other Assets, respectively, on the Condensed Consolidated Balance Sheet.
During the three-month periods ended June 30, 2024 and 2023, the Company repurchased HECM loans from HMBS pools, largely consisting of loans subject to 98% of the MCA requirement, with an unpaid principal balance of $108.6 million and $206.8 million, respectively. Of these repurchases during the three-month periods ended June 30, 2024 and 2023, $102.6 million and $202.6 million, respectively, were subsequently transferred to a third party in accordance with the HECM CT Agreement. During the six-month periods ended June 30, 2024 and 2023, the Company repurchased HECM loans from HMBS pools, largely consisting of loans subject to 98% of the MCA requirement, with an unpaid principal balance of $256.5 million and $366.1 million, respectively. Of these repurchases during the six-month periods ended June 30, 2024 and 2023, $238.6 million and $360.1 million, respectively, were subsequently transferred to a third party in accordance with the HECM CT Agreement.
14. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, Other secured borrowings, at fair value, and HMBS-related obligations, at fair value. As of June 30, 2024 and December 31, 2023, the Company's total secured borrowings were $12.9 billion and $13.1 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 23 and 26 counterparties as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, remaining days to maturity on the Company's open repurchase agreements ranged from 1 day to 644 days. Interest rates on the Company's open repurchase agreements ranged from 4.57% to 8.86% as of June 30, 2024. As of December 31, 2023, remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 513 days. Interest rates on the Company's open repurchase agreements ranged from 4.81% to 8.68% as of December 31, 2023.
The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS, credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), reverse mortgage loans, and U.S. Treasury securities by remaining maturity as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$308,855	5.46%	17	$1,076,710	5.55%	17
31-60 Days	71,692	5.51%	45	15,786	5.81%	49
61-90 Days	883	6.11%	73	914	6.16%	72
151-180 Days	1,979	6.15%	162	1,931	6.23%	159
Total Agency RMBS	383,409	5.48%	23	1,095,341	5.55%	18
Credit Assets:
30 Days or Less	15,360	6.96%	18	124,617	6.80%	22
31-60 Days	134,122	6.75%	45	136,434	7.03%	41
61-90 Days	107,561	6.64%	75	82,992	6.85%	74
91-120 Days	1,063,288	7.41%	99	290,215	7.36%	116
121-150 Days	970	6.58%	141	—	—%	—
151-180 Days	15,187	6.69%	162	5,980	6.68%	161
181-364 Days	99,631	8.35%	278	867,983	7.61%	268
> 364 Days	103,967	7.93%	482	58,631	8.61%	513
Total Credit Assets	1,540,086	7.38%	130	1,566,852	7.44%	199
Reverse Mortgage Loans:
31-60 Days	26,901	8.86%	37	—	—%	—
91-120 Days	104,967	8.59%	95	—	—%	—
121-150 Days	—	—%	—	—	—%	—
181-364 Days	—	—%	—	150,228	7.97%	282
Total Reverse Mortgage Loans	131,868	8.65%	84	150,228	7.97%	282
U.S. Treasury Securities:
30 Days or Less	246,613	5.46%	1	155,016	5.51%	2
Total U.S. Treasury Securities	246,613	5.46%	1	155,016	5.51%	2
Total	$2,301,976	6.93%	95	$2,967,437	6.67%	126

Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of June 30, 2024 and December 31, 2023, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $2.9 billion and $3.7 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of June 30, 2024 and December 31, 2023, include investments in the amount of $32.8 million and $346.6 million, respectively, that were sold prior to period end but for which such sale had not yet settled. As of December 31, 2023, such amount included $341.1 million of Agency RMBS that had been acquired as a result of the Arlington merger and then subsequently sold but for which such sale transaction had not yet settled. In addition, as of June 30, 2024 and December 31, 2023, the Company posted (received) net cash collateral of $1.6 million and $(11.2) million, respectively, to its counterparties. In addition, as of June 30, 2024 additional securities with a fair value of $0.1 million were posted by the Company as a result of margin calls from various counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table provides details by counterparty for such counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of total equity as of June 30, 2024 and December 31, 2023.
June 30, 2024:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$212,043	97	13.5%
December 31, 2023:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$216,886	246	14.2%
Other Secured Borrowings
The Company has entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility. The facility includes a revolving borrowing period ending in September 2024 (or earlier following a trigger event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the revolving borrowing period, the facility amortizes, with a final termination date in September 2026. The facility accrues interest on a floating rate basis. As of June 30, 2024 and December 31, 2023, the Company had outstanding borrowings under this facility in the amount of $29.5 million and $25.8 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. The effective interest rate on this facility, was 9.76% and 9.83% as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the fair value of ABS backed by consumer loans collateralizing this borrowing was $68.6 million and $69.8 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both June 30, 2024 and December 31, 2023, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 13, whereby it financed portfolios of non-QM loans. As of June 30, 2024 and December 31, 2023, the fair value of the Company's outstanding liabilities associated with the Company's Consolidated Residential Mortgage Loan Securitizations was $1.37 billion and $1.42 billion, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the certificates held by third parties was 3.04% and 3.03% as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the fair value of non-QM loans held in the Consolidated Residential Mortgage Loan Securitization trusts was $1.5 billion and $1.6 billion, respectively.
The Company has completed a securitization transaction, as discussed in Note 13, whereby it financed a portfolio of reverse mortgage loans. As of June 30, 2024, the fair value of the Company's outstanding liabilities associated with the Company's Reverse Mortgage Securitizations was $158.4 million, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the certificates held by third parties was 4.50%.

Collateral held in the RM Issuing Entity as of June 30, 2024 includes the fair value of reverse mortgage loans of $181.1 million and $4.5 million of cash held in a securitization reserve fund.
As discussed in Note 13, the Company has determined that it is the primary beneficiary of the European RMBS Issuer at June 30, 2024, resulting in consolidation. As of June 30, 2024, the fair value of the outstanding liabilities of the European RMBS Issuer was $58.2 million, representing the fair value of the European Debt Tranches held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the European Debt Tranches held by third parties was 6.92%. Collateral held in the European RMBS Issuer as of June 30, 2024 includes the fair value of residential mortgage loans of $52.4 million and $6.8 million of cash.
The Company has various warehouse lines of credit which it uses to finance its portfolio of reverse mortgage loans prior to them being sold or pooled into HMBS. There are a number of covenants, including several financial covenants, associated with these lines of credit; as of June 30, 2024 and December 31, 2023, the Company was in compliance with all of these covenants. As of June 30, 2024 and December 31, 2023, the Company had outstanding borrowings under these financing lines of $144.6 million and $160.1 million, respectively, which is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The following table provides details for each of the warehouse lines of credit.

		June 30, 2024			December 31, 2023
	Maturity	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate
		(In thousands)			(In thousands)
Facility A	July 2024	$88,538	$99,464	8.60%	$83,393	$99,340	8.95%
Facility B	April 2025	56,088	60,930	8.03%	76,717	88,251	8.21%
		$144,626	$160,394	8.38%	$160,110	$187,591	8.60%
The Company entered into an agreement to finance a portfolio of HECM tail draws prior to being sold or pooled into HMBS. This facility matures in August 2024, and accrues interest on a floating-rate basis. As of June 30, 2024 and December 31, 2023, the Company's outstanding borrowings under this facility was $18.3 million and $18.7 million, respectively, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 9.00% as of both June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, the fair value of HECM tail draws collateralizing this borrowing was $29.5 million and $29.2 million, respectively, which are included in Loans, at fair value on the Condensed Consolidated Balance Sheet. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both June 30, 2024 and December 31, 2023, the Company was in compliance with all of its covenants.
The Company entered into a line of credit agreement to finance its portfolio of HMBS-related MSRs. This facility matures in January 2025 and accrues interest on a floating-rate basis. As of June 30, 2024 and December 31, 2023, the Company's outstanding borrowings under this facility were $14.3 million and $26.6 million, respectively, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 10.44% and 10.46% as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the fair value of MSRs collateralizing this borrowing was $94.6 million and $88.4 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both June 30, 2024 and December 31, 2023, the Company was in compliance with all of its covenants.
As discussed in Note 5, the Company is a party to various agreements with the MLPS Counterparty, which provide for the financing of certain HECM Buyout Loans. This facility was executed in March 2023 with a three-year term and accrues interest on a floating-rate basis. As of June 30, 2024 and December 31, 2023, the Company's outstanding borrowings under this facility were $10.5 million and $14.7 million, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 7.57% and 7.59% as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the fair value of HECM Buyout Loans collateralizing this borrowing was $10.7 million and $14.9 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of June 30, 2024 and December 31, 2023, the Company was in compliance with all of its covenants.
HMBS-related Obligations
As discussed in Note 13, the Company issues pools of HMBS which are accounted for as secured borrowings. As of June 30, 2024 and December 31, 2023, the Company had HMBS-related obligations, at fair value of $8.8 billion and $8.4 billion, respectively. As of June 30, 2024 and December 31, 2023, such HMBS-related obligations are secured by

$8.9 billion and $8.5 billion, respectively, of HECM loans, REO, and HMBS-related claims or other receivables. The weighted average interest rate on the Company's HMBS-related obligations was 6.58% and 6.46% as of June 30, 2024 and December 31, 2023, respectively.
Unsecured Borrowings
Senior Notes
The Company has issued $210.0 million in aggregate principal amount of unsecured long-term debt, which is structured as a joint and several co-issuance by certain of the Company's consolidated subsidiaries and fully guaranteed by the Company (the "5.875% Senior Notes"). The 5.875% Senior Notes bear interest at a rate of 5.875%, subject to adjustment based on changes, if any, in the ratings of the 5.875% Senior Notes. Interest on the 5.875% Senior Notes is payable semi-annually in arrears. The 5.875% Senior Notes mature on April 1, 2027. Prior to April 1, 2026, the Company may redeem the 5.875% Senior Notes, at its option, in whole or in part, at a premium as detailed in the indenture dated March 31, 2022. On or after April 1, 2026, the Company may redeem all or a part of the 5.875% Senior Notes at a redemption price of 100%, plus accrued and unpaid interest.
Upon the completion of the Arlington Merger, the Company assumed Arlington's liabilities including various unsecured debt. The Company assumed $34.9 million Arlington's 6.75% Senior Notes, which bear interest at a rate of 6.75% and are due March 15, 2025 (the "6.75% Senior Notes"). Interest on the 6.75% Senior Notes is payable quarterly in arrears. The Company may redeem the 6.75% Senior Notes, at its option, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount of the 6.75% Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. The 6.75% Senior Notes are obligations of a certain subsidiary of the Company and are fully guaranteed by the Company.
The Company also assumed $37.8 million of Arlington's 6.00% Senior Notes, which bear interest at a rate of 6.00% and are due August 1, 2026 (the "6.00% Senior Notes"). Interest on the 6.00% Senior Notes is payable quarterly in arrears. The Company may redeem the 6.00% Senior Notes, at its option, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount of the 6.00% Senior Notes being redeemed plus accrued and unpaid interest to the date of redemption. The 6.00% Senior Notes are obligations of a certain subsidiary of the Company and are fully guaranteed by the Company.
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
There are a number of covenants, including several financial covenants, associated with the Senior Notes; as of both June 30, 2024 and December 31, 2023, the Company was in compliance with all of its covenants for its outstanding Senior Notes. The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.
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

Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of June 30, 2024:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	HMBS-related Obligations(3)	Unsecured Borrowings(1)	Total
(In thousands)
Next Twelve Months	$2,254,969	$417,119	$1,200,450	$34,931	$3,907,469
Year 2	47,007	254,170	991,074	—	1,292,251
Year 3	—	215,412	928,810	247,750	1,391,972
Year 4	—	183,417	866,802	—	1,050,219
Year 5	—	147,529	942,216	—	1,089,745
Total	$2,301,976	$1,217,647	$4,929,352	$282,681	$8,731,656
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $846.8 million, $113.6 million, and $40.0 million of expected principal repayments related to the Company's consolidated non-QM, reverse mortgage loan, and European Mortgage Loan securitizations, respectively, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For each of the three-month periods ended June 30, 2024 and 2023, the Company recorded income tax expense (benefit) of $0.1 million. For the six-month periods ended June 30, 2024 and 2023, the Company recorded income tax expense (benefit) of $0.2 million and $0.1 million, respectively. The Company evaluates its deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income. Based upon the available evidence at June 30, 2024, the Company determined that it was more likely than not that the deferred tax assets of its TRS would not be utilized in future periods; a valuation allowance of $65.9 million was recorded to fully reserve against these deferred tax assets.
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
For the three-month period ended June 30, 2024, the total base management fee incurred was $5.8 million, consisting of $5.9 million of total gross base management fee incurred, less $0.1 million of management fee rebates. For the three-month period ended June 30, 2023, the total base management fee incurred was $4.9 million, consisting of $5.0 million of total gross base management fee incurred, less $0.1 million of management fee rebates. For the six-month period ended June 30, 2024, the total base management fee incurred was $11.5 million, consisting of $11.7 million of total gross base management fee incurred, less $0.2 million of management fee rebates. For the six-month period ended June 30, 2023, the total base management fee incurred was $9.9 million, consisting of $10.2 million of total gross base management fee incurred, less $0.3 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of December 31, 2023, there was a Loss Carryforward of $22.1 million; there was no Loss Carryforward as of June 30, 2024.
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
The Company did not accrue an incentive fee for either of the three- or six-month periods ended June 30, 2024 or 2023, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the six-month periods ended June 30, 2024 and 2023, the Company reimbursed the Manager $14.5 million and $9.0 million, respectively, for previously incurred operating expenses. As of June 30, 2024 and December 31, 2023, the outstanding payable to the Manager for operating expenses was $4.9 million and $5.2 million, respectively, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.
Transactions Involving Investments in Unconsolidated Entities—Certain Loan Originators
As of June 30, 2024 and December 31, 2023, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator (the "Related-Party MLPA") in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both June 30, 2024 and December 31, 2023, there were no advances outstanding. The Company has also entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 24, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements and certain loan purchase commitments under the Related-Party MLPA. Additionally, as of December 31, 2023, the Company held warrants to purchase 8.28 million shares with a fair value of $10.3 million, which were included in Investments in unconsolidated entities on the Condensed Consolidated Balance Sheet. In March 2024, the Company exercised such warrants in exchange for Class B Common Stock of the mortgage loan originator. As of June 30, 2024 and December 31, 2023, the fair value of the Company's investment in this mortgage loan originator was $21.5 million and $23.8 million, respectively.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in common and preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $68.9 million and $74.2 million as of June 30, 2024 and December 31, 2023, respectively, which is included in Securities, at fair value on the Condensed Consolidated Balance Sheet. Additionally, in December 2022, the Company extended a two-year revolving line of credit to the consumer loan originator; see table below for additional details. An employee of Ellington has a less-than-10% equity interest in, and serves on the board of, this consumer loan originator. Another employee of Ellington, who serves as an officer of the Company, also serves on the board, as the Company's representative.
In November 2023, the Company entered into various agreements with a residential mortgage loan originator (the "RTL Originator") in which it holds a non-controlling equity investment. Under the terms of such agreements, the Company has the option to purchase additional non-controlling equity interests at certain valuation thresholds. The Company also entered into a Commitment Letter Agreement (the "RTL Commitment Agreement") whereby it committed to purchase eligible loans originated by the RTL Originator; see Note 24, Commitments and Contingencies, for further information on the Company's commitment under the RTL Commitment Agreement. The RTL Originator has been determined to be a VIE. The Company has evaluated the RTL Originator and determined that the Company is not the primary beneficiary of the RTL Originator. As of both June 30, 2024 and December 31, 2023, the fair value of the Company's investment in the RTL Originator was $0.6 million, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
Transactions Involving Investments in Unconsolidated Entities—Certain Loan Origination-Related Entities
The following table provides details of financing that the Company has provided, in the form of secured promissory notes, to certain loan origination-related entities in which the Company also holds equity investments:

Effective Date of Promissory Note	Maturity Date of Promissory Note		Interest Rate as of		Outstanding Borrowings as of		Fair Value(1) as of
		Maximum Borrowing	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
		(In thousands)			(In thousands)
May 2021(2)	December 31, 2025	$6,000	12.0%	9.0%	$1,000	$2,335	$1,000	$2,335
February 2022	January 31, 2025	750	7.0%	7.0%	625	575	625	575
December 2022	December 16, 2024	3,500	15.0%	15.0%	1,644	1,644	1,233	1,233
(1)Classified as a Corporate loan and is included in Loans, at fair value on the Condensed Consolidated Balance Sheet.
(2)Convertible into non-voting equity interests, at the option of the borrower, at any time prior to maturity.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchased certain of its consumer loans through an affiliate, or the "Purchasing Entity," under various purchase agreements. The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $0.9 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $1.6 billion as of both June 30, 2024 and December 31, 2023.
The Company is a co-investor in certain commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of June 30, 2024 and December 31, 2023, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $96.7 million and $63.7 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Condensed Consolidated Balance Sheet.
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

Equity Investment in Unconsolidated Entity
The Company is a co-investor, together with other affiliates of Ellington, in Jepson Holdings Limited ("Jepson"), the parent of an entity (the "Jepson Risk Retention Vehicle") that has sponsored various European mortgage loan securitizations. The Jepson Risk Retention Vehicle is expected to hold certain of the notes it issues for each securitization it completes in order to comply with European risk retention rules. As of June 30, 2024 and December 31, 2023, the Company's equity investment in Jepson Holdings Limited had a fair value of $0.2 million and $0.6 million, respectively. See Note 8 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of June 30, 2024 and December 31, 2023, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $682.4 million and $560.5 million, respectively. The Company's segregated silo of this debt as of June 30, 2024 and December 31, 2023, was $153.2 million and $165.9 million, respectively, and is included under the caption Repurchase agreements on the Company's Condensed Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both June 30, 2024 and December 31, 2023, no party to any of the repurchase agreements was in default.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For each of the three-month periods ended June 30, 2024 and 2023, the amount of such management fee rebates was $0.1 million. For the six-month periods ended June 30, 2024 and 2023, the amount of such management fee rebates was $0.2 million and $0.3 million, respectively.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of June 30, 2024 and December 31, 2023, the Company's investment in such warehouse facilities was $33 thousand and $0.2 million, respectively, which are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities.

During the three-month period ended June 30, 2023, the Company purchased $0.7 million, and during the six-month periods ended June 30, 2024 and 2023, the Company purchased $1.2 million and $0.7 million, respectively, of various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations. No such purchases were made during the three-month period ended June 30, 2024. Such purchases are effected at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitizations.
Investment in Affiliate
In May 2024, the Company executed various agreements with Ellington Real Estate Income Trust, Inc., an affiliate of the Company also managed by Ellington (the "Affiliated REIT"), whereby the Company, Ellington, and various unrelated third-parties (collectively, the "Affiliated REIT Founding Investors") committed to invest in the common stock of the Affiliated REIT. As of June 30, 2024, the Company has not funded any of its commitment. The directors of the Affiliated REIT are currently: Michael Vranos, the Company's Co-Chief Investment Officer; Laurence Penn, the Company's Chief Executive Officer and President and a member of our Board of Directors; and Mark Tecotzky, the Company's Co-Chief Investment Officer. See Note 23 for details of the Company's commitment to the Affiliated REIT.
17. Long-Term Incentive Plan Units
OP LTIP Units issued under the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans is presented in Compensation and benefits, on the Statement of Operations. Total expense associated with OP LTIP Units issued under the Company's incentive plans for each of the three-month periods ended June 30, 2024 and 2023 was $0.3 million and for the six-month periods ended June 30, 2024 and 2023 was $0.6 million and $0.7 million, respectively.
The below table details unvested OP LTIP Units as of June 30, 2024:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	30,628	December 14, 2023	September 13, 2024
Dedicated or partially dedicated personnel:
	14,708	December 15, 2022	December 15, 2024
	22,135	December 14, 2023	December 14, 2024
	17,538	December 14, 2023	December 14, 2025
	39,740	March 19, 2024	December 31, 2025
Total unvested OP LTIP Units at June 30, 2024	124,749
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.
The following tables summarize issuance and exercise activity of OP LTIP Units for the three- and six-month periods ended June 30, 2024 and 2023:

	Three-Month Period Ended
	June 30, 2024			June 30, 2023
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (March 31, 2024 and 2023, respectively)	365,518	423,177	788,695	365,518	404,055	769,573
Granted	—	—	—	—	—	—
OP LTIP Units Outstanding (June 30, 2024 and 2023, respectively)	365,518	423,177	788,695	365,518	404,055	769,573
OP LTIP Units Unvested and Outstanding (June 30, 2024 and 2023, respectively)	—	124,749	124,749	—	113,615	113,615
OP LTIP Units Vested and Outstanding (June 30, 2024 and 2023, respectively)	365,518	298,428	663,946	365,518	290,440	655,958

	Six-Month Period Ended
	June 30, 2024			June 30, 2023
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (December 31, 2023 and 2022, respectively)	365,518	383,437	748,955	365,518	404,055	769,573
Granted	—	39,740	39,740	—	—	—
OP LTIP Units Outstanding (June 30, 2024 and 2023, respectively)	365,518	423,177	788,695	365,518	404,055	769,573
OP LTIP Units Unvested and Outstanding (June 30, 2024 and 2023, respectively)	—	124,749	124,749	—	113,615	113,615
OP LTIP Units Vested and Outstanding (June 30, 2024 and 2023, respectively)	365,518	298,428	663,946	365,518	290,440	655,958
There were an aggregate of 1,399,440 and 1,439,180 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of June 30, 2024 and December 31, 2023, respectively.
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
As of June 30, 2024, the Convertible Non-controlling Interests consisted of the outstanding 788,695 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.8% in the Operating Partnership. As of December 31, 2023, the Convertible Non-controlling Interests consisted of the outstanding 748,955 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.7% in the Operating Partnership. As of June 30, 2024 and December 31, 2023, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $11.8 million and $11.1 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of June 30, 2024 and December 31, 2023, the joint venture partners' interests in subsidiaries of the Company were $6.7 million and $4.9 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
Non-Controlling Interests in Longbridge
As of both June 30, 2024 and December 31, 2023, the Company owned 99.6% of Longbridge; the remainder relates to units held by various executives at Longbridge (the "Longbridge Executive Unit Holders") and stock options issued to various Longbridge employees (collectively, the "Longbridge Minority Holders"). Units held by the Longbridge Executive Unit Holders and exercised stock options participate in the income, expense, gains and losses of Longbridge but do not participate in the income, expense, gains and losses of the Operating Partnership. The Longbridge Minority Holders' interests are not convertible into shares of common stock of the Company or OP Units, nor are the Longbridge Minority Holders' entitled to receive distributions that holders of shares of common stock of the Company receive. Total expense associated with such options is presented under Compensation and benefits on the Statement of Operations. As of June 30, 2024 and December 31, 2023, the Longbridge Minority Holders' interests in Longbridge were $2.5 million and $2.4 million, respectively.

19. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of both June 30, 2024 and December 31, 2023, the total amount of cumulative preferred dividends in arrears was $4.0 million.
As of both June 30, 2024 and December 31, 2023, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
As of both June 30, 2024 and December 31, 2023, there were 4,820,421 shares of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.
As of June 30, 2024 and December 31, 2023, there were 4,000,000 shares of 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series C Preferred Stock") outstanding. The 4,000,000 shares of Series C Preferred Stock were issued during the six-month period ended June 30, 2023 and provided $96.5 million of net proceeds after $3.5 million of commissions and offering costs.
As of June 30, 2024 and December 31, 2023, there were 379,668 shares of 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock, $0.01 par value per share ("Series D Preferred Stock") outstanding and 957,133 shares of 8.250% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series E Preferred Stock") outstanding.
On January 20, 2022, the Company commenced an "at-the-market" offering for our Series A Preferred Stock and Series B Preferred Stock, or the "Preferred ATM Program," by entering into equity distribution agreements with sales agents under which it is authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. The Company did not issue any shares of preferred stock under the Preferred ATM Program during either of the three- or six-month periods ended June 30, 2024 or 2023. As of June 30, 2024, the Company had remaining authorization under the Preferred ATM Program of $99.5 million.
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
Common Stock
The Company has authorized 300,000,000 and 200,000,000 shares of common stock, $0.001 par value per share as of June 30, 2024 and December 31, 2023, respectively. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding. As of June 30, 2024 and December 31, 2023, there were 85,041,913 and 83,000,488 shares of common stock outstanding, respectively.
The Company previously commenced an "at-the-market" offering program for shares of its common stock, or the "Common ATM Program," by entering into equity distribution agreements with sales agents under which the Company is authorized to offer and sell up to $225.0 million of common stock from time to time. During the six-month period ended June 30, 2024, the Company issued 2,103,725 shares of common stock under the Common ATM Program which provided $26.9 million of net proceeds after $0.3 million of agent commissions and offering costs. During the six-month period ended June 30, 2023, the Company issued 4,433,861 shares of common stock under the Common ATM Program which provided $60.5 million of net proceeds after $0.9 million of agent commissions and offering costs. The Company did not issue any shares of common stock under the Common ATM Program during either of the three-month periods ended June 30, 2024 or 2023.

The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three- and six-month periods ended June 30, 2024, and 2023:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Shares of Common Stock Outstanding (as of 3/31/2024, 3/31/2023, 12/31/2023, and 12/31/2022, respectively)	85,056,648	67,185,076	83,000,488	63,812,215
Share Activity:
Shares of common stock issued	—	—	2,103,725	4,433,861
Shares of common stock repurchased	(14,735)	(23,336)	(62,300)	(1,084,336)
Shares of Common Stock Outstanding (as of 6/30/24, 6/30/23, 6/30/24, and 6/30/23, respectively)	85,041,913	67,161,740	85,041,913	67,161,740
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of June 30, 2024 and December 31, 2023, the Company's issued and outstanding shares of common stock would increase to 85,876,968 and 83,795,803 shares, respectively.
In March 2023, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to $50 million of the Company's common stock (the "2023 Repurchase Plan"), which extended the Company’s ability to repurchase common stock beyond the 1.55 million shares authorized under the previous plan. The 2023 Repurchase Plan is open-ended in duration and allow the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases under the 2023 Repurchase Plan are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the three-month period ended June 30, 2024, the Company repurchased 14,735 shares at an average price per share of $10.95 and a total cost of $0.2 million. During the three-month period ended June 30, 2023, the Company repurchased 23,336 shares at an average price per share of $12.00 and a total cost of $0.3 million. During the six-month period ended June 30, 2024, the Company repurchased 62,300 shares at an average price per share of $11.00 and a total cost of $0.7 million. During the six-month period ended June 30, 2023, the Company repurchased 1,084,336 shares at an average price per share of $11.39 and a total cost of $12.4 million. As of June 30, 2024, the Company has authorization to repurchase an additional $45.1 million of the Company's common stock under the 2023 Repurchase Plan.

20. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss) attributable to common stockholders	$52,347	$2,898	$79,262	$41,814
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	514	35	769	511
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	52,861	2,933	80,031	42,325
Dividends declared:
Common stockholders	(33,166)	(30,223)	(69,755)	(60,520)
Convertible Non-controlling Interests	(326)	(367)	(673)	(734)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(33,492)	(30,590)	(70,428)	(61,254)
Undistributed (Distributed in excess of) earnings:
Common stockholders	19,181	(27,325)	9,507	(18,706)
Convertible Non-controlling Interests	188	(332)	96	(223)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$19,369	$(27,657)	$9,603	$(18,929)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	85,044,666	67,162,253	84,756,106	66,918,505
Weighted average Convertible Non-controlling Interest Units outstanding	835,055	815,933	818,024	815,933
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	85,879,721	67,978,186	85,574,130	67,734,438
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.39	$0.45	$0.82	$0.90
Undistributed (Distributed in excess of)	0.23	(0.41)	0.12	(0.28)
	$0.62	$0.04	$0.94	$0.62
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.39	$0.45	$0.82	$0.90
Undistributed (Distributed in excess of)	0.23	(0.41)	0.12	(0.28)
	$0.62	$0.04	$0.94	$0.62
(1)For the three-month periods ended June 30, 2024 and 2023, excludes net income (loss) of $0.4 million and $1.8 million, respectively, attributable to joint venture partners and Longbridge, as applicable, which have non-participating interests as described in Note 18. For the six-month periods ended June 30, 2024 and 2023, excludes net income (loss) of $0.6 million and $2.1 million, respectively, attributable to joint venture partners and Longbridge, as applicable, which have non-participating interests as described in Note 18.
21. Restricted Cash
Restricted cash represents cash that the Company can use only for specific purposes. As of June 30, 2024, the Company had $6.1 million of restricted cash including cash balances that are restricted under a warehouse line of credit agreement and cash held in a securitization reserve fund. As of December 31, 2023, the Company had $1.6 million of restricted cash including cash balances that are restricted under a warehouse line of credit agreement.
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
The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2024 and December 31, 2023.
June 30, 2024:

Description	Amount of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$162,165	$(39,020)	$—	$(71,447)	$51,698
Reverse repurchase agreements	85,671	(61,989)	(23,682)	—	—
Liabilities
Financial derivatives–liabilities	(44,064)	39,020	—	351	(4,693)
Repurchase agreements	(2,301,976)	61,989	2,238,350	1,637	—
(1)In the Company's Condensed Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of June 30, 2024 was $2.9 billion. As of June 30, 2024, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $1.5 million and $(0.2) million, respectively.
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

23. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of June 30, 2024 and December 31, 2023.
June 30, 2024:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$198,513	9	33.6%
Collateral on repurchase agreements held by dealers(2)	2,888,475	24	26.1%
Due from brokers	22,036	18	53.0%
Receivable for securities sold(3)	34,202	9	51.0%
(1)Each counterparty is a financial institution that the Company believes to be creditworthy as of June 30, 2024.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both June 30, 2024 and December 31, 2023, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $295.9 million and $288.0 million as of June 30, 2024 and December 31, 2023, respectively.
Loan Purchase Commitments
The Company is party to mortgage loan purchase and sale flow agreements with various loan originators, or "MLPAs." The Company had commitments, subject to completion of satisfactory due diligence and other terms of the respective MLPA, to purchase residential mortgage loans with a principal balance of $236.3 million. As of June 30, 2024, the fair value of the Company's purchase loan commitments was $0.3 million, which is included in Other Assets on the Condensed Consolidated Balance Sheet.
Commitments and Contingencies Related to Investments in Loan Originators
In connection with certain of its investments in mortgage and consumer loan originators, the Company has outstanding commitments and contingencies as described below.

As described above in —Loan Purchase Commitments, the Company has entered into various MLPAs, including the Related-Party MLPA, as described in Note 16, under which it commits to purchase non-QM loans from a certain mortgage loan originator. As of June 30, 2024, the Company had commitments, subject to the terms of the Related-Party MLPA, to purchase non-QM loans with a principal balance of $32.5 million. As of June 30, 2024, the fair value of such purchase loan commitments was $0.1 million, which is included in Other Assets on the Condensed Consolidated Balance Sheet. The Company has also entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million as of both June 30, 2024 and December 31, 2023 and there were no such borrowings outstanding as of either date. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of June 30, 2024 and December 31, 2023, the estimated fair value of such guarantee was insignificant.
As described in Note 16, the Company entered into various secured promissory notes with certain loan originators in which it also holds an equity interest. As of June 30, 2024 and December 31, 2023, the Company had unfunded commitments related to such secured promissory notes of $5.1 million and $5.5 million, respectively.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which it has an equity investment, under a promissory note. The Company's maximum guarantees were capped at $15.5 million. As of December 31, 2023, the amount of the promissory note outstanding, for which the Company provided a guarantee, was $1.0 million; no such amounts were outstanding as of June 30, 2024.
As discussed in Note 16, under the terms of the RTL Commitment Agreement, the Company committed to purchase at least $500 million of eligible loans originated by the RTL Originator. As of June 30, 2024 and December 31, 2023, the Company has unfunded commitments under the RTL Commitment Agreement of $404.1 million and $475.4 million, respectively.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of June 30, 2024 and December 31, 2023, the Company had unfunded commitments related to such investments in the amount of $2.8 million and $3.0 million, respectively.
The Company has extended a line of credit whereby the borrower can draw funds up to $1.0 million. As of both June 30, 2024 and December 31, 2023, the Company had unfunded commitments related to such line of credit in the amount of $0.9 million.
Commitments to Affiliate
As discussed in Note 16, the Company has committed to invest in the common shares of the Affiliated REIT. As of June 30, 2024, the Company had not yet made an initial investment and its remaining commitment to fund capital calls was $25.0 million.
Commitments to Extend Credit
The Company enters into loan commitment arrangements with borrowers who have applied for reverse mortgage loans that have not yet closed. As of June 30, 2024 and December 31, 2023, the fair value of such commitments was $5.6 million and $2.6 million, respectively, which is reflected in Loan commitments on the Condensed Consolidated Balance Sheet.
The Company is required to fund further borrower advances for loans where the borrower has not fully drawn down all of the reverse mortgage loan proceeds available to them. As of June 30, 2024 and December 31, 2023, the Company had unfunded commitments related to such reverse mortgage loans of $2.1 billion and $1.9 billion, respectively. Additionally, the Company has the obligation to advance various other reverse mortgage loan-related amounts such as the borrowers' property taxes and, in the case of HECM reverse mortgage loans, monthly insurance premiums to FHA.
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

Lease Commitments
Longbridge, a consolidated subsidiary of the Company, leases office space and office equipment, under various operating lease arrangements, which expire on various dates through January 2035. Additionally, as a result of the Arlington Merger, the Company assumed the remaining lease for Arlington's principal office space which expires in October 2024. As discussed in Note 2, the Company makes various assumptions and estimates in recognizing the operating lease ROU assets and corresponding lease liabilities, including the expected lease term, incremental borrowing rate, and identifying lease and non-lease components. Total expense under all operating leases amounted to $0.4 million and $0.3 million for the three-month periods ended June 30, 2024 and 2023, respectively and to $0.8 million and $0.6 million for the six-month periods ended June 30, 2024 and 2023, respectively. Such expense is included in Other expenses on the Condensed Consolidated Statement of Operations.
The following table provides details of the Company's outstanding leases as of June 30, 2024 and December 31, 2023.

($ in thousands)	June 30, 2024	December 31, 2023
ROU assets	$5,540	$3,279
Lease liabilities	5,959	3,524
Weighted average remaining term (in years)	7.5	5.1
Weighted average discount rate	8.83%	7.31%
The following table details contractual future minimum lease payments as of June 30, 2024.

Minimum Payments
(In thousands)
Year ended December 31, 2024	$541
Year ended December 31, 2025	1,240
Year ended December 31, 2026	1,237
Year ended December 31, 2027	1,140
Year ended December 31, 2028	929
Thereafter	3,467
Total	8,554
Less: implied interest payments	(2,595)
Lease Liability	$5,959
25. Segment Reporting
On October 3, 2022, the Company completed the acquisition of a controlling interest in Longbridge, a reverse mortgage loan originator and servicer. As a result of the Longbridge Transaction, the Company determined that it has two reportable segments, the Investment Portfolio Segment and the Longbridge Segment, for each of which the chief operating decision maker receives and reviews separate financial information. As discussed in Note 1, the Investment Portfolio Segment includes a diverse array of the Company's financial assets, as well as associated financing, hedging, and various allocable expenses. The Longbridge Segment is focused on the origination and servicing of, and investments in, reverse mortgage loans, including associated financial assets, financing, hedging, and allocated expenses.
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

The following tables present the Company's results of operations by reportable segment for the three-month periods ended June 30, 2024, and 2023, and various reconciling items to the Company's results of operations overall.

	Three-Month Period Ended June 30, 2024
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$88,790	$9,765	$1,915	$100,470
Interest expense	(53,628)	(8,615)	(4,631)	(66,874)
Total other income (loss)	27,584	29,868	109	57,561
Total expenses	(5,312)	(26,809)	(10,864)	(42,985)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	57,434	4,209	(13,471)	48,172
Income tax expense (benefit)	—	—	142	142
Earnings (losses) from investments in unconsolidated entities	12,042	—	—	12,042
Net Income (Loss)	69,476	4,209	(13,613)	60,072
Net income (loss) attributable to non-controlling interests	382	—	518	900
Dividends on preferred stock	—	—	6,825	6,825
Net Income (Loss) Attributable to Common Stockholders	$69,094	$4,209	$(20,956)	$52,347
Non-cash items:
Amortization and depreciation expense	$—	$572	$—	$572

	Three-Month Period Ended June 30, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$83,118	$3,779	$1,195	$88,092
Interest expense	(54,207)	(6,117)	(3,109)	(63,433)
Total other income (loss)	13,352	30,630	(9,319)	34,663
Total expenses	(3,865)	(25,816)	(12,951)	(42,632)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	38,398	2,476	(24,184)	16,690
Income tax expense (benefit)	—	—	83	83
Earnings (losses) from investments in unconsolidated entities	(5,868)	—	—	(5,868)
Net Income (Loss)	32,530	2,476	(24,267)	10,739
Net income (loss) attributable to non-controlling interests	1,847	(25)	39	1,861
Dividends on preferred stock	—	—	5,980	5,980
Net Income (Loss) Attributable to Common Stockholders	$30,683	$2,501	$(30,286)	$2,898
Non-cash items:
Amortization and depreciation expense	$—	$352	$—	$352

	Six-Month Period Ended June 30, 2024
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$180,193	$18,006	$3,791	$201,990
Interest expense	(110,939)	(17,172)	(9,227)	(137,338)
Total other income (loss)	37,610	68,036	(3,601)	102,045
Total expenses	(8,455)	(55,907)	(22,278)	(86,640)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	98,409	12,963	(31,315)	80,057
Income tax expense (benefit)	—	—	202	202
Earnings (losses) from investments in unconsolidated entities	14,268	—	—	14,268
Net Income (Loss)	112,677	12,963	(31,517)	94,123
Net income (loss) attributable to non-controlling interests	567	38	777	1,382
Dividends on preferred stock	—	—	13,479	13,479
Net Income (Loss) Attributable to Common Stockholders	$112,110	$12,925	$(45,773)	$79,262
Non-cash items:
Amortization and depreciation expense	$—	$842	$—	$842

	Six-Month Period Ended June 30, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$165,487	$6,672	$3,107	$175,266
Interest expense	(106,343)	(10,463)	(6,244)	(123,050)
Total other income (loss)	24,281	64,028	(1,971)	86,338
Total expenses	(7,369)	(51,263)	(21,902)	(80,534)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	76,056	8,974	(27,010)	58,020
Income tax expense (benefit)	—	—	104	104
Earnings (losses) from investments in unconsolidated entities	(2,424)	—	—	(2,424)
Net Income (Loss)	73,632	8,974	(27,114)	55,492
Net income (loss) attributable to non-controlling interests	2,085	(23)	519	2,581
Dividends on preferred stock	—	—	11,097	11,097
Net Income (Loss) Attributable to Common Stockholders	$71,547	$8,997	$(38,730)	$41,814
Non-cash items
Amortization and depreciation expense	$—	$710	$—	$710
The following tables present our balance sheet by reportable segment as of June 30, 2024 and December 31, 2023 which reconciles to the Company's financial position overall.

	June 30, 2024
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,274,312	$9,632,117	$186,224	$15,092,653
Total Liabilities	3,758,688	9,380,275	379,831	13,518,794
Total Equity	1,515,624	251,842	(193,607)	1,573,859

	December 31, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,978,988	$9,092,840	$244,102	$15,315,930
Total Liabilities	4,555,212	8,872,153	352,953	13,780,318
Total Equity	1,423,776	220,687	(108,851)	1,535,612
26. Subsequent Events
On July 8, 2024, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on August 26, 2024 to stockholders of record as of July 31, 2024.
On August 7, 2024, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on September 25, 2024 to stockholders of record as of August 30, 2024.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities or our investments; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities owned by us for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets and the available terms for such borrowings; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; our ability to maintain our qualification as a real estate investment trust, or "REIT"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy such as changes to fiscal or monetary policy, heightened inflation, slower growth or recession, and currency fluctuations. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2024, as well as our Annual Report on Form 10-K for the year ended December 31, 2023, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We conduct all of our operations and business activities through the Operating Partnership. As of June 30, 2024, we had an ownership interest of approximately 99.2% in the Operating Partnership. The remaining ownership interest of approximately 0.8% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 29-year history of investing in the Agency and credit markets.

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
The majority of CMBS utilize senior/subordinate structures, similar to those found in non-Agency RMBS. Subordination levels vary so as to provide for one or more AAA credit ratings on the most senior classes, with less senior securities rated investment grade and non-investment grade, including a first loss component which is typically unrated. This first loss component is commonly referred to as the "B-piece," which is the most subordinated (and therefore highest yielding and riskiest) tranche of a CMBS securitization. We acquire investment grade, non-investment grade, and non-rated CMBS. Our target assets also include single-asset single-borrower CMBS, or "SASB CMBS." SASB CMBS can be collateralized by single properties or by a portfolio of properties.
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
Our commercial mortgage loans may be fixed or floating rate and will generally have maturities ranging from one to ten years. We typically originate and acquire first-lien loans but may also originate and acquire subordinated loans. As of June 30, 2024, all of our commercial mortgage loans were first-lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
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
Trends and Recent Market Developments
Market Overview
•The U.S. Federal Reserve, or the "Federal Reserve," maintained its target range for the federal funds rate of 5.25%–5.50% at both its April/May and June 2024 meetings. In its June press release, the Federal Reserve observed that "there has been some further progress toward the Committee's 2 percent inflation objective," but also noted that it "does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2 percent." The Summary of Economic Projections released by the Federal Reserve in June implied just one interest rate cut by the end of 2024, as compared to three cuts in the previously released projections in March.
In addition, as announced in May and implemented in June, the Federal Reserve slowed the pace of decline of its securities holdings by reducing the monthly reinvestment cap on U.S. Treasury securities from $60 billion to $25 billion (meaning the Federal Reserve will reinvest principal payments that exceed $25 billion per month, rather than $60 billion per month), while maintaining the monthly cap of $35 billion on Agency RMBS.
•After rising in the prior quarter, interest rates continued to increase in April, with the yield on the 2-year U.S. Treasury increasing by 42 basis points and the 10-year U.S. Treasury up 48 basis points on the month. Interest rates then declined for much of May and June, but finished up slightly overall for the quarter—the yield on the 2-year U.S. Treasury increased by 13 basis points quarter over quarter to 4.75%, while the yield on the 10-year U.S. Treasury increased by 20 basis points to 4.40%. Meanwhile, interest rate volatility, as measured by the MOVE index, increased in mid-April before declining over the remainder of the second quarter.
•Secured Overnight Financing Rates, or "SOFR" rates, rose modestly in the second quarter with one-month SOFR increasing by 1 basis point to 5.34% and three-month SOFR rising by 3 basis points to 5.32%. SOFR rates drive many of our financing costs.
•Mortgage rates moved in sympathy with long-term interest rates during the second quarter. The Freddie Mac survey 30-year mortgage rate increased from 6.79% at the end of March to 7.22% on May 2nd, before declining to 6.86% at June 27th. The Mortgage Bankers Association's Refinance Index increased by 20% over the course of the quarter, but remained at depressed levels on an historical basis, with current mortgage rates still much higher than the rates on the vast majority of outstanding Agency mortgages. Similarly, overall prepayment speeds remained low, with Fannie Mae 30-year RMBS registering CPRs of 6.0 in April, 6.6 in May, and 6.0 in June.
After rising 5.5% in 2023, the S&P CoreLogic Case-Shiller US National Home Price NSA Index increased by another 4.1% year-to-date through May 2024. Meanwhile, after decreasing by 6.5% in 2023, the National Association of

Realtors Housing Affordability Index declined by an additional 8.9% year-to-date through May 2024, as high mortgage rates and elevated home prices continued to stress housing affordability.
•U.S. real GDP increased at an estimated annualized rate of 2.8% in the second quarter of 2024, as compared to 1.4% in the prior quarter. Meanwhile, the unemployment rate increased during the quarter, registering 3.9% in April, 4.0% in May, and 4.1% in June.
•After increasing in the first quarter, inflation reversed course and moderately declined in the second quarter. The 12-month percentage change in the Consumer Price Index for All Urban Consumers (“CPI-U"), not seasonally adjusted, registered 3.4% in April, 3.3% in May, and 3.0% in June 2024. This compared to 12-month percentage changes of 3.1% in January, 3.2% in February, and 3.5% in March 2024.
•For the second quarter, the Bloomberg U.S. MBS Index posted a positive return of 0.07% but a negative excess return (on a duration-adjusted basis) of (0.09%) relative to the Bloomberg U.S. Treasury Index, driven by underperformance of the mortgage basis in April. Meanwhile, the Bloomberg U.S. Corporate Bond Index generated a negative return of (0.09%) and a negative excess return of (0.04%), while the Bloomberg U.S. Corporate High Yield Bond Index generated a positive return of 1.11% and an excess return of 0.38%, for the quarter.
•Corporate credit spreads widened during the second quarter, with spreads on the Markit CDX North America Investment Grade and High Yield Indices increasing by 2 and 14 basis points quarter over quarter, respectively. Additionally, according to PitchBook/LCD, default rates on U.S. leveraged loans declined further, with the twelve-month trailing default rate on the Morningstar LSTA Leveraged Loan Index decreasing to 0.92% at quarter end, as compared to 1.14% at March 31st, and well below the 10-year historical average of 1.76%. After rising for six consecutive quarters, Morningstar LSTA US Leveraged Loan Index prices fell slightly in the second quarter to $96.50 at June 30th, compared to $96.70 at the end of the first quarter.
•U.S. CLO issuance activity remained elevated during the second quarter. According to PitchBook/LCD, the U.S. CLO market saw $53 billion of new CLO issuance in the second quarter, which was the second highest quarter of CLO issuance dating back to 2011, and up from $49 billion in the first quarter.
•In the second quarter, the NASDAQ rose by 8.3% and the S&P 500 increased by 3.9%, with both indices setting record highs during the quarter. The Dow Jones Industrial Average, on the other hand, fell by 1.7% quarter over quarter, despite also reaching a record high intra-quarter. The VIX volatility index spiked in mid-April before reversing course and ending the quarter modestly lower overall. Meanwhile, London's FTSE 100 index increased by 2.7% and the MSCI World global equity index rose by 2.2%, quarter over quarter.

Portfolio Overview and Outlook—Investment Portfolio
Investment Portfolio—Credit(1)
The following tables summarize the long investments in our credit portfolio as of June 30, 2024 and March 31, 2024.

	June 30, 2024		March 31, 2024
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Dollar Denominated:
CLOs(2)	$75,719	1.8%	$59,243	1.4%
CMBS	42,842	1.0%	22,393	0.5%
Commercial Mortgage Loans and REO(3)(4)	362,914	8.8%	366,320	8.7%
Consumer Loans and ABS backed by Consumer Loans(2)	85,802	2.1%	83,194	2.0%
Corporate Debt and Equity and Corporate Loans	32,100	0.8%	31,140	0.8%
Debt and Equity Investments in Loan Origination Entities(6)	37,381	0.9%	35,967	0.9%
Forward MSR-related investments	158,031	3.8%	160,009	3.8%
Home Equity Line of Credit and Closed-End Second Lien Loans	62,737	1.5%	—	—%
Non-Agency RMBS	143,690	3.5%	210,132	5.0%
Non-QM Loans and Retained Non-QM RMBS(7)	1,802,847	43.5%	1,989,390	47.3%
Other loans and ABS(5)	23,533	0.6%	19,674	0.5%
Residential Transition Loans and Other Residential Mortgage Loans and REO(3)	1,234,796	29.8%	1,199,246	28.5%
Non-Dollar Denominated:
CLOs(2)	6,973	0.2%	5,496	0.1%
Corporate Debt and Equity	219	—%	185	—%
RMBS(8)	18,138	0.4%	20,423	0.5%
Other Residential Mortgage Loans	52,368	1.3%	—	—%
Total Long Credit Portfolio	$4,140,090	100.0%	$4,202,812	100.0%
Less: Non-retained Tranches of Consolidated Securitization Trusts	1,414,389		1,407,035
Total Long Credit Portfolio excluding Non-retained Tranches of Consolidated Securitization Trusts	$2,725,701		$2,795,777
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
(5)Includes equity investment in an unconsolidated entity which held certain other loans for securitization.
(6)Includes corporate loans to certain loan origination entities in which we hold an equity investment.
(7)Retained non-QM RMBS represents RMBS issued by non-consolidated Ellington-sponsored non-QM loan securitization trusts, and interests in entities holding such RMBS.
(8)Includes an investment in an unconsolidated entity holding European RMBS.
Our total long credit portfolio, excluding non-retained tranches of consolidated securitization trusts, decreased to $2.73 billion as of June 30, 2024, from $2.80 billion as of March 31, 2024. The decline was driven by the cumulative impact of a non-QM loan securitization completed during the second quarter and net sales of non-Agency and retained non-QM RMBS, and non-QM loans, which more than offset net purchases of commercial mortgage bridge loans, HELOCs, closed-end second lien loans, NPL/RPL pools, CMBS, and CLOs.
Strong net interest income and net gains from non-QM loans, retained non-QM RMBS, non-Agency RMBS, and commercial mortgage loans drove the positive results in the credit strategy in the second quarter. We also benefited from mark-to-market gains on our equity investments in the loan originators LendSure and American Heritage Lending, which reflected strong performance at those originators driven by increased origination volumes and strong gain-on-sale margins. With interest rates slightly higher quarter over quarter, we also had net gains on our interest rate hedges. Offsetting a portion of all these gains was a modest net loss in NPL/RPL pools.

In our residential mortgage loan portfolio, after excluding the impacts of the purchase of one non-performing loan portfolio and the consolidation of another loan portfolio, our percentage of delinquent loans increased only slightly quarter over quarter. In our commercial mortgage loan portfolio (including loans accounted for as equity method investments) the delinquency percentage ticked down sequentially. Both of these mortgage loan portfolios continue to experience low levels of realized credit losses and strong overall credit performance, though we are monitoring developments closely and diligently working out a handful of non-performing commercial mortgage assets.
The net interest margin on our credit portfolio decreased quarter over quarter, to 2.76% from 2.86%. We continued to benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate.
Supplemental Credit Portfolio Information:
The following tables provide supplemental information to, and should be read in conjunction with, the notes to our financial statements. See Note 5—Investments in Loans, Note 7—Forward MSR-related Investments, and Note 8—Investments in Unconsolidated Entities, to the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
The table below details certain information regarding our investments in commercial mortgage loans as of June 30, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans(3)(4)	$562,106	$(12,874)	$549,232	$4,919	$(7,482)	$546,669	11.36%	11.18%	1.10
(1)Excludes commercial mortgage loans in non-accrual status, with a fair value of $53.6 million.
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
(4)As of June 30, 2024 all of our commercial mortgage loans were first-lien mortgages, the vast majority of which have floating rates, most of which benefit from interest rate floors.
The table(1)(2) below summarizes our interests in commercial mortgage loans by payment status of the loan as of June 30, 2024:

	June 30, 2024
(In thousands)	Unpaid Principal Balance	Fair Value
Performing	$495,155	$493,065
Non-performing	66,951	53,604
Total	$562,106	$546,669
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.
(2)As discussed in Note 2 and Note 5 of the Notes to Condensed Consolidated Financial Statements, commercial loans that are 90 days or more delinquent are considered non-performing.
Additionally, as of June 30, 2024, an unconsolidated variable interest entity, in which we co-invest with other Ellington affiliates, held a commercial multi-family REO property; our allocable portion of such REO was approximately $31.2 million.

The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of June 30, 2024:

Property Type(1)	June 30, 2024
Multifamily	66.2%
Hotel	8.3%
Industrial	6.2%
Commercial Mixed Use	4.0%
Healthcare	3.9%
Retail	3.7%
Mobile Home Community	3.4%
Office	3.1%
Self Storage	1.2%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.
The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of June 30, 2024:

Property Location by U.S. State(1)	June 30, 2024
Florida	20.8%
Illinois	12.1%
New York	11.8%
Texas	10.3%
New Jersey	6.2%
Michigan	5.4%
Connecticut	5.1%
All other states <5%	28.3%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.
The table below summarizes our interests in residential mortgage loans by loan type, and REO resulting from the foreclosure of residential mortgage loans, as of June 30, 2024:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
North America—United States:
Non-QM loans	$1,964,286	$1,771,940
Residential transition loans	1,165,778	1,159,689
HELOCs and closed-end second lien loans	60,366	62,737
Other residential mortgage loans	55,465	54,881
Europe—United Kingdom:
Other residential mortgage loans	55,141	52,368
Total residential mortgage loans	$3,301,036	$3,101,615
Residential REO(1)		20,226
Total residential mortgage loans and residential REO(1)		$3,121,841
(1)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to condensed consolidated financial statements.

The table below details (in thousands) the underlying reference amounts and components of our Forward MSR-related investments as of June 30, 2024:

Fair Value of Underlying MSR	Financing	Advances Receivable	Cash and Other Net Receivables	Fair Value of Forward MSR-related Investments
$157,505	$(13,500)	$4,172	$9,854	$158,031
The table below provides additional details on the MSRs underlying our Forward MSR-related investments as of June 30, 2024:

			Weighted Average
Holder of Mortgage Loan	Unpaid Principal Balance	Fair Value	Rate	Servicing Fee	Loan Age (Months)	Projected CPR	Market Yield	Multiple
	(In thousands)
Federal National Mortgage Association	$11,215,717	$145,188	3.09%	0.25%	43	6.21%	9.83%	5.17
Federal Home Loan Mortgage Corporation	909,844	12,317	3.71%	0.25%	39	6.22%	9.87%	5.41
Total	$12,125,561	157,505	3.14%	0.25%	43	6.21%	9.83%	5.19
As discussed in Note 16 of the notes to our condensed consolidated financial statements, we have investments in participation certificates related to consumer loans, collateralized by automobile loans, titled in the name of a related party of Ellington. Through these participation certificates, we have beneficial interests in the loan cash flows, which are net of servicing-related fees and expenses including a deferred performance-based fee to the loan originator, in which we have a non-controlling equity interest. The total fair value of these participation certificates, which is included in Securities, at fair value on the Condensed Consolidated Balance Sheet, was $68.9 million as of June 30, 2024. The table below provides additional information about the automobile loans underlying these participation certificates, which comprise our investments in ABS backed by consumer loans, as of June 30, 2024:

					Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Fair Value	Life (Years)	Delinquency (Days)
Automobile loans underlying ABS backed by consumer loans(1)(2)	$80,161	$(3,392)	$76,769	$67,683	1.58	10.96
(1)Fair value excludes accrued deferred performance-based fees to loan originator of $0.1 million.
(2)Excludes charged-off consumer loans with an aggregate unpaid principal balance and fair value of $71.8 million and $1.4 million, respectively, for which the Company has determined that it is probable the servicer will be able to collect principal and interest. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional details on charged-off consumer loans.

The following table provides additional details about our investments in unconsolidated entities as of June 30, 2024:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	$21,471
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	11,575
		33,046
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans and REO	96,694
Equity investments in securitization-related risk retention vehicles	Consumer Loans and European RMBS	1,024
Equity investments in securitization-related risk retention vehicles	Residential Mortgage Loan	16,493
Other	Various	15,925
		130,136
		$163,182
Investment Portfolio—Agency RMBS

	June 30, 2024		March 31, 2024
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$413,685	90.4%	$609,806	92.0%
Floating Rate	—	—%	5,043	0.8%
Reverse Mortgages	33,853	7.4%	36,912	5.6%
IOs	10,162	2.2%	10,811	1.6%
Total Long Agency RMBS	$457,700	100.0%	$662,572	100.0%
Our total long Agency RMBS portfolio decreased by 31% quarter over quarter to $457.7 million, driven primarily by net sales.
In April, interest rates and volatility increased over renewed concerns about inflation and a more hawkish Federal Reserve, which pushed Agency RMBS yield spreads wider. In May and June, however, interest rates and volatility generally declined, and Agency RMBS yield spreads reversed most of their April widening. Overall for the second quarter, the U.S. Agency MBS Index generated a negative excess return of (0.09)%. Nevertheless, our Agency RMBS strategy generated positive results for the quarter, as net gains on interest rate hedges and net interest income exceeded net losses on Agency RMBS.
During the quarter, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in U.S. Treasury securities and futures. We ended the quarter with a net short TBA position on a notional basis but a net long TBA position as measured by 10-year equivalents. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.
During the quarter, our Agency RMBS asset yields and our borrowing costs both declined, and we received a larger benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate. As a result, the net interest margin on our Agency RMBS, excluding the Catch-up Amortization Adjustment, increased to 1.99% from 1.50% quarter over quarter.
As of June 30, 2024 and March 31, 2024, the weighted average net pass-through rate on our fixed-rate specified pools was 4.1% and 3.9%, respectively. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was 32.4% for the three-month period ended June 30, 2024.
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023, and June 30, 2023.

	Three-Month Period Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Three-Month Constant Prepayment Rates(1)	8.5	5.2	5.7	7.0	6.2
(1)Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2024 and March 31, 2024:

		June 30, 2024			March 31, 2024
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50–1.99	$—	$—	—	$7,237	$6,297	41
	2.00–2.49	8,279	7,361	40	9,557	8,516	38
	2.50–2.99	7,337	6,973	63	20,898	19,320	44
	3.00–3.49	6,619	6,246	79	6,987	6,598	75
	3.50–3.99	8,031	7,706	89	9,886	9,526	89
	4.00–4.49	—	—	—	1,341	1,314	106
	4.50–4.99	172	170	159	200	198	156
Total 15-year fixed-rate mortgages		30,438	28,456	67	56,106	51,769	56
20-year fixed-rate mortgages:
	2.00–2.49	—	—	—	2,055	1,739	40
	4.50–4.99	—	—	—	269	264	124
Total 20-year fixed-rate mortgages		—	—	—	2,324	2,003	50
30-year fixed-rate mortgages:
	2.00–2.49	21,175	16,790	34	22,133	17,698	31
	2.50–2.99	24,639	20,252	38	76,307	63,689	37
	3.00–3.49	77,513	67,411	49	98,863	86,643	47
	3.50–3.99	58,554	52,702	63	100,520	91,323	60
	4.00–4.49	74,465	69,579	79	76,166	71,866	76
	4.50–4.99	8,783	8,393	49	41,703	40,380	70
	5.00–5.49	61,787	60,334	33	76,434	75,226	31
	5.50–5.99	12,146	12,044	22	28,092	28,089	20
	6.00–6.49	40,989	41,343	16	42,738	43,361	16
	6.50–6.99	35,550	36,381	13	36,859	37,759	10
Total 30-year fixed-rate mortgages		415,601	385,229	46	599,815	556,034	45
Total fixed-rate Agency RMBS		$446,039	$413,685	47	$658,245	$609,806	46
Portfolio Overview and Outlook—Longbridge
As discussed in Note 13 of the Notes to the Condensed Consolidated Financial Statements, when Longbridge pools HECM loans into HMBS, such transfers do not qualify as sales under U.S. GAAP, and as a result, such transactions are treated as secured borrowings on our Condensed Consolidated Balance Sheet. The pooled HECM loans are included in Loans, at fair value, and the related liabilities are reflected as HMBS-related obligations, at fair value. After pooling the HECM loans into HMBS, Longbridge retains the mortgage servicing rights associated with such HMBS, which we refer to as the "HMBS MSR Equivalent." Additionally, Longbridge typically retains the MSRs associated with the proprietary reverse mortgage loans that it originates and has acquired MSRs on reverse mortgage loans in the secondary market (collectively, "Reverse MSRs"). We refer to the HMBS MSR Equivalent and Reverse MSRs collectively as our "Reverse MSR-related Net Assets." We have also securitized some of the proprietary reverse mortgage loans originated by Longbridge, and we have retained certain securitization tranches in compliance with credit risk retention rules.

The following table summarizes loan-related assets(1) in the Longbridge segment as of June 30, 2024 and March 31, 2024:

(In thousands)	June 30, 2024	March 31, 2024
HMBS assets(2)	$8,926,658	$8,713,835
Less: HMBS liabilities	(8,832,058)	(8,619,463)
HMBS MSR Equivalent	94,600	94,372
Unsecuritized HECM loans(3)	103,668	111,617
Proprietary reverse mortgage loans(4)	449,968	365,372
Reverse MSRs	29,538	29,889
Unsecuritized REO	1,375	2,228
Total	679,149	603,478
Less: Non-retained tranches of consolidated securitization trust	158,397	162,482
Total, excluding non-retained tranches of consolidated securitization trust	$520,752	$440,996
(1)This information does not include financial derivatives or loan commitments.
(2)Includes HECM loans, REO, and claims or other receivables.
(3)As of June 30, 2024, includes $5.1 million of active HECM Buyout Loans, $9.9 million of inactive HECM Buyout Loans, and $4.3 million of other inactive HECM loans. As of March 31, 2024, includes $9.3 million of active HECM Buyout Loans, $9.4 million of inactive HECM Buyout Loans, and $4.5 million of other inactive HECM loans.
(4)As of June 30, 2024, includes $181.1 million of securitized proprietary reverse mortgage loans and $4.5 million of cash held in a securitization reserve fund. As of March 31, 2024, includes $184.9 million of securitized proprietary reverse mortgage loans and $4.7 million of cash held in a securitization reserve fund.
Our Longbridge segment generated positive income for the second quarter, driven by net interest income and net gains on proprietary reverse mortgage loans, along with positive results from servicing. In HECM originations, higher volumes were mostly offset by a decline in gain-on-sale margins, driven by wider yield spreads on newly originated HMBS. In servicing, tighter yield spreads on more seasoned HMBS led to improved execution on tail securitizations, which contributed to the positive results from servicing.
Our Longbridge portfolio, excluding non-retained tranches of a consolidated securitization trust, increased by 18% sequentially to $520.8 million as of June 30, 2024, driven primarily by proprietary reverse mortgage loan originations.
Supplemental Longbridge Information:
The following table summarizes origination volumes by channel for the three-month periods ended June 30, 2024 and March 31, 2024:

	Three-Month Period Ended
($ In thousands)	June 30, 2024			March 31, 2024
Channel	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume
Retail	408	$60,601	20%	381	$51,639	25%
Wholesale and correspondent	1,298	243,937	80%	983	153,246	75%
Total	1,706	$304,538	100%	1,364	$204,885	100%
(1)Represents initial borrowed amounts on reverse mortgage loans.
Corporate/Other
In addition to expenses not allocated to either the investment portfolio or Longbridge segments, our results for the quarter also reflect a net gain, driven by the increase in interest rates, on our senior notes. This gain was partially offset by a net loss, also driven by the increase in interest rates, on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity.
Financing—Overall
We have various financing arrangements in place as of June 30, 2024, including both secured and unsecured borrowings. We use repos, secured lines of credit, and various other secured borrowings to finance our portfolios, each of which we account for as collateralized borrowings. We have also obtained, through the securitization markets, term financing for certain of our non-QM loans, certain of our proprietary reverse mortgage loans, and certain of our consumer loans. Additionally, as an issuer of HMBS, we account for HMBS-related obligations as secured borrowings. Finally, as of June 30, 2024, we had $297.7 million of outstanding Unsecured borrowings including: (i) senior notes of $210.0 million, maturing in April 2027 and bearing an interest rate of 5.875%; (ii) senior notes of $34.9 million, maturing in March 2025 and bearing an interest rate of 6.75%; and (iii) senior notes of $37.8 million, maturing in August 2026 and bearing an interest rate of 6.00% (collectively, the "Senior Notes") as well as $15.0 million of unregistered junior subordinated unsecured debt securities (the "Trust Preferred Debt"). The indentures governing the outstanding Senior Notes contain a number of covenants, including several financial covenants. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional details on our Unsecured borrowings.
As of June 30, 2024, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet) were $4.1 billion, of which approximately 9.3%, or $383.4 million, related to our Agency RMBS holdings. The remaining outstanding borrowings related to our credit portfolio and Longbridge. Additionally, we had $8.8 billion of HMBS-related obligations.
The following table details our borrowings outstanding and debt-to-equity ratios as of June 30, 2024 and March 31, 2024:

	As of
($ in thousands)	June 30, 2024	March 31, 2024
Recourse(1) borrowings:
Repurchase agreements	$2,301,976	$2,517,747
Other secured borrowings	217,225	180,918
Unsecured borrowings, at par	297,681	297,681
Total recourse borrowings	$2,816,882	$2,996,346
Debt-to-equity ratio based on total recourse borrowings(1)	1.8:1	1.9:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities	1.6:1	1.8:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	1.6:1	1.8:1
Non-Recourse(3) Borrowings:
Other Secured Borrowings, at fair value(4)	1,585,838	1,569,149
HMBS-related obligations, at fair value	8,832,058	8,619,463
Total non-recourse borrowings	10,417,896	10,188,612
Total Recourse and Non-Recourse Borrowings	$13,234,778	$13,184,958
Debt-to-equity ratio based on total recourse and non-recourse borrowings	8.4:1	8.5:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities	8.3:1	8.3:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	8.2:1	8.3:1
(1)As of June 30, 2024 and March 31, 2024, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 1.9:1 and 2.0:1 as of June 30, 2024 and March 31, 2024, respectively.
(2)For unsettled purchases and sales, assumes associated borrowings are subject to haircuts of 5.4% and 5.2% as of June 30, 2024 and March 31, 2024, respectively.
(3)All of our non-recourse borrowings are secured by collateral. In the event of default under a non-recourse borrowing, the lender has a claim against the collateral but not any of the Operating Partnership's other assets. In the event of default under a recourse borrowing, the lender's claim is not limited to the collateral (if any).
(4)Relates to our non-QM, European residential mortgage, and reverse mortgage loan securitizations, where we have elected the fair value option on the related debt.
Our recourse debt-to-equity ratio, excluding U.S. Treasury securities and adjusted for unsettled purchases and sales, decreased to 1.6:1 as of June 30, 2024 as compared to 1.8:1 as of March 31, 2024. The decline was primarily driven by the completion of a non-QM securitization in the second quarter, a decline in borrowings on our smaller Agency RMBS portfolio, and an increase in shareholders' equity. Our overall debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales, also decreased during the quarter, to 8.2:1 as of June 30, 2024, as compared to 8.3:1 as of March 31, 2024.
Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
Our secured financing costs include interest expense related to our repo borrowings and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed

Consolidated Balance Sheet but exclude HMBS-related obligations). For the three-month period ended June 30, 2024, the average cost of funds on our secured financings decreased slightly to 5.73%, as compared to 5.78% for the three-month period ended March 31, 2024. Our unsecured financing costs consist of interest expense related to our Unsecured borrowings. For the three-month periods ended June 30, 2024 and March 31, 2024, the average borrowing rate on our unsecured financings was 6.15% and 6.14%, respectively. The period-over-period increase was driven by higher interest rates on our floating rate Unsecured borrowings. Our average cost of funds, including both secured and unsecured financings, decreased to 5.76% from 5.80% over the same period.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended June 30, 2024, and 2023, we recognized a Catch-Up Amortization Adjustment of $0.7 million and $(0.5) million, respectively. For the six-month periods ended June 30, 2024, and 2023, we recognized a Catch-Up Amortization Adjustment of $(0.6) million, and $(1.0) million, respectively. The Catch-up Amortization Adjustment is reflected as an increase (decrease) to Interest income on the Condensed Consolidated Statement of Operations.
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for a description of relevant recent accounting pronouncements, if any.

Financial Condition
The following table summarizes the fair value of our consolidated portfolio of investments(1) as of June 30, 2024 and December 31, 2023.

(In thousands)	June 30, 2024	December 31, 2023
Long:
Investment Portfolio:
Credit:
Dollar Denominated:
CLO(2)	$75,719	$33,920
CMBS	42,842	45,432
Commercial Mortgage Loans and REO(3)(4)	362,914	330,296
Consumer Loans and ABS backed by Consumer Loans(2)	85,802	83,130
Other loans and ABS(5)	23,533	10,314
Corporate Debt and Equity and Corporate Loans	32,100	29,720
Debt and Equity Investments in Loan Origination Entities(6)	37,381	38,528
Non-Agency RMBS	143,690	253,522
Non-QM Loans and Retained Non-QM RMBS(7)	1,802,847	2,037,914
Residential Transition Loans and Other Residential Mortgage Loans and REO(3)	1,234,796	1,113,816
Home Equity Line of Credit and Closed-End Second Lien Loans	62,737	—
Forward MSR-related Investments	158,031	163,336
Non-Dollar Denominated:
CLO(2)	6,973	4,234
Corporate Debt and Equity	219	189
RMBS(8)	18,138	19,674
Other Residential Mortgage Loans	52,368	—
Agency:
Fixed-Rate Specified Pools	413,685	798,211
Floating-Rate Specified Pools	—	5,130
IOs	10,162	12,712
Reverse Mortgage Pools	33,853	37,171
Government Debt	245,049	165,063
Longbridge:
Reverse Mortgage Loans	9,472,389	8,938,551
Reverse MSRs	29,538	29,580
REO(3)	5,022	5,985
Total Long	$14,349,788	$14,156,428
Short:
Investment Portfolio:
Government Debt:
Dollar Denominated	(26,077)	(128,113)
Non-Dollar Denominated	(25,781)	(26,190)
Total Short	$(51,858)	$(154,303)
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
(8)Includes an equity investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of June 30, 2024.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$279	$(42,036)	$(41,757)	$2,112
Total Net Mortgage-Related Derivatives				2,112
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	101,000	(540,617)	(439,617)	(10,492)
Total Return Swaps on Corporate Bond Indices and Corporate Debt(3)	903	—	903	3
Warrants(3)	102	—	102	53
Total Net Corporate-Related Derivatives				(10,436)
Interest Rate-Related Derivatives:
TBAs	159,656	(299,950)	140,294	788
Interest Rate Swaps	2,494,410	(3,608,767)	(1,114,357)	130,079
U.S. Treasury Futures(4)	1,900	(404,600)	(402,700)	(4,638)
Total Interest Rate-Related Derivatives				126,229
Other Derivatives:
Foreign Currency Forwards(5)	—	(23,474)	(23,474)	196
Total Net Other Derivatives				196
Net Total				$118,101
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 10 of the notes to the condensed consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of June 30, 2024, derivative assets and derivative liabilities were $162.2 million and $(44.1) million, respectively, for a net fair value of $118.1 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of June 30, 2024, a total of 19 long and 3,797 short U.S. Treasury futures contracts were held.
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
As of June 30, 2024, our Condensed Consolidated Balance Sheet reflected total assets of $15.1 billion and total liabilities of $13.5 billion. As of December 31, 2023, our Condensed Consolidated Balance Sheet reflected total assets of $15.3 billion and total liabilities of $13.8 billion. Our investments in securities, loans, MSRs, Forward MSR-related investments, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $14.5 billion and $14.3 billion as of June 30, 2024 and December 31, 2023, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $95.9 million and $216.1 million as of June 30, 2024 and December 31, 2023, respectively. As of both June 30, 2024 and December 31, 2023, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. We primarily use short positions in U.S. Treasury securities and sovereign bonds to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of June 30, 2024 and December 31, 2023, we had a net short notional TBA position of $140.3 million and $57.9 million, respectively.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of June 30, 2024 indebtedness outstanding on our repos was approximately $2.3 billion. As of June 30, 2024, our assets financed with repos consisted of Agency RMBS of $406.1 million, credit portfolio assets of $2.1 billion, reverse mortgage loans of $171.4 million, and U.S. Treasury securities of $245.0 million. As of June 30, 2024, outstanding indebtedness under repos was $383.4 million for Agency RMBS, $1.5 billion for credit portfolio assets, $131.9 million of reverse mortgage loans, and $246.6 million for U.S. Treasury securities. As of December 31, 2023 indebtedness outstanding on our repos was approximately $3.0 billion. As of December 31, 2023, our assets financed with repos consisted of Agency RMBS of $1.2 billion, credit portfolio assets of $2.1 billion, reverse mortgage loans of $203.7 million, and U.S. Treasury securities of $154.6 million. As of December 31, 2023, outstanding indebtedness under repos was $1.1 billion for Agency RMBS, $1.6 billion for credit portfolio assets, $150.2 million on reverse mortgage loans, and $155.0 million for U.S. Treasury securities.
In addition to our repos, as of June 30, 2024 we had Total other secured borrowings of $1.8 billion, collateralized by $2.0 billion of non-QM loans, European residential mortgage loans, ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs. This compares to Total other secured borrowings of $1.7 billion as of December 31, 2023, used to finance $1.9 billion of non-QM loans, ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs. Additionally, as of June 30, 2024, we had HMBS-related obligations of $8.8 billion collateralized by $8.9 billion of HMBS assets, and as of December 31, 2023, we had HMBS-related obligations of $8.4 billion collateralized by $8.5 billion of HMBS assets, which include HECM loans as well as REO and claims and other receivables. In addition to our secured borrowings, as of both June 30, 2024 and December 31, 2023, we had $297.7 million of Unsecured borrowings outstanding.
As of June 30, 2024 and December 31, 2023, our debt-to-equity ratio was 8.4:1 and 8.7:1, respectively. Our recourse debt-to-equity ratio was 1.8:1 as of June 30, 2024 as compared to 2.3:1 as of December 31, 2023. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of June 30, 2024, our equity increased by $38.2 million to $1.574 billion from $1.536 billion as of December 31, 2023. The increase principally consisted of net income of $94.1 million; net proceeds from the issuance of shares of common stock of $26.9 million, after commissions and offering costs; and contributions from our non-controlling interests of $9.2 million. These increases were partially offset by common and preferred dividends of $83.9 million, distributions to non-controlling interests of $7.9 million, and repurchases of common stock of $0.7 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.553 billion as of June 30, 2024. As of June 30, 2024, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $13.92.
Results of Operations
Results of Operations for the Three-Month Periods Ended June 30, 2024 and 2023
The following tables summarizes our results of operations by segment (as applicable) for the three-month periods ended June 30, 2024 and 2023:

	Three-Month Period Ended June 30, 2024
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$88,790	$9,765	$1,915	$100,470
Interest expense	(53,628)	(8,615)	(4,631)	(66,874)
Net interest income	35,162	1,150	(2,716)	33,596
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	14,481	2,822	—	17,303
Realized and unrealized gains (losses) on financial derivatives, net	12,487	3,487	(1,759)	14,215
Realized and unrealized gains (losses) on real estate owned, net	(995)	—	—	(995)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(976)	(540)	—	(1,516)
Unrealized gains (losses) on unsecured borrowings, at fair value	—	—	1,868	1,868
Net change from HECM reverse mortgage loans, at fair value	—	146,706	—	146,706
Net change related to HMBS obligations, at fair value	—	(127,672)	—	(127,672)
Other, net	2,587	5,065	—	7,652
Total other income (loss)	27,584	29,868	109	57,561
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	5,811	5,811
Other investment related expenses	3,306	7,781	—	11,087
Other operating expenses	2,006	19,028	5,053	26,087
Total expenses	5,312	26,809	10,864	42,985
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	57,434	4,209	(13,471)	48,172
Income tax expense (benefit)	—	—	142	142
Earnings (losses) from investments in unconsolidated entities	12,042	—	—	12,042
Net Income (Loss)	69,476	4,209	(13,613)	60,072
Net income (loss) attributable to non-controlling interests	382	—	518	900
Dividends on preferred stock	—	—	6,825	6,825
Net Income (Loss) Attributable to Common Stockholders	$69,094	$4,209	$(20,956)	$52,347
Net Income (Loss) Per Common Share	$0.81	$0.05	$(0.24)	$0.62
(1)See Note 16 of the notes to the condensed consolidated financial statements for further details on management fee rebates.

	Three-Month Period Ended June 30, 2023
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$83,118	$3,779	$1,195	$88,092
Interest expense	(54,207)	(6,117)	(3,109)	(63,433)
Net interest income	28,911	(2,338)	(1,914)	24,659
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	(32,887)	4,116	—	(28,771)
Realized and unrealized gains (losses) on financial derivatives, net	32,490	14,949	(9,319)	38,120
Realized and unrealized gains (losses) on real estate owned, net	(71)	—	—	(71)
Unrealized gains (losses) on other secured borrowings, at fair value, net	12,152	—	—	12,152
Unrealized gains (losses) on unsecured borrowings, at fair value	—	—	—	—
Net change from HECM reverse mortgage loans, at fair value	—	32,120	—	32,120
Net change related to HMBS obligations, at fair value	—	(24,576)	—	(24,576)
Other, net	1,668	4,021	—	5,689
Total other income (loss)	13,352	30,630	(9,319)	34,663
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	4,913	4,913
Other investment related expenses	1,830	7,560	—	9,390
Other operating expenses	2,035	18,256	8,038	28,329
Total expenses	3,865	25,816	12,951	42,632
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	38,398	2,476	(24,184)	16,690
Income tax expense (benefit)	—	—	83	83
Earnings (losses) from investments in unconsolidated entities	(5,868)	—	—	(5,868)
Net Income (Loss)	32,530	2,476	(24,267)	10,739
Net income (loss) attributable to non-controlling interests	1,847	(25)	39	1,861
Dividends on preferred stock	—	—	5,980	5,980
Net Income (Loss) Attributable to Common Stockholders	$30,683	$2,501	$(30,286)	$2,898
Net Income (Loss) Per Common Share	$0.45	$0.04	$(0.45)	$0.04
(1)See Note 16 of the notes to the condensed consolidated financial statements for further details on management fee rebates.
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended June 30, 2024 we had net income (loss) attributable to common stockholders of $52.3 million, compared to $2.9 million for the three-month period ended June 30, 2023. The increase in our results of operations was primarily due to increases in total other income and net interest income, along with earnings from investments in unconsolidated entities in the current period, as compared to losses from investments in unconsolidated entities in the prior period.
Interest Income
Interest income was $100.5 million for the three-month period ended June 30, 2024, as compared to $88.1 million for the three-month period ended June 30, 2023. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the three-month period ended June 30, 2024 increased to $88.8 million, as compared to $83.1 million for the three-month period ended June 30, 2023.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month period ended June 30, 2024 and 2023:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended June 30, 2024	$78,359	$4,179,110	7.50%	$6,859	$598,210	4.59%	$85,218	$4,777,320	7.14%
Three-month period ended June 30, 2023	$71,769	$4,121,428	6.97%	$7,816	$940,301	3.32%	$79,585	$5,061,729	6.29%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the three-month period ended June 30, 2024, interest income from our credit portfolio was $78.4 million, as compared to $71.8 million for the three-month period ended June 30, 2023. This period-over-period increase was due to higher average asset yields and the slightly larger size of the credit portfolio for the three-month period ended June 30, 2024.
For the three-month period ended June 30, 2024, interest income from our Agency RMBS was $6.9 million, as compared to $7.8 million for the three-month period ended June 30, 2023. This period-over-period decrease was due to the smaller size of the Agency portfolio partially offset by higher average asset yields for the three-month period ended June 30, 2024.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Amortization Adjustment. For the three-month period ended June 30, 2024, we had a positive Catch-up Amortization Adjustment of $0.7 million, which increased our interest income. Comparatively, for the three-month period ended June 30, 2023, we had a negative Catch-up Amortization Adjustment of $(0.5) million, which decreased our interest income. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 4.10% and 7.07%, respectively, for the three-month period ended June 30, 2024. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.53% and 6.33%, respectively, for the three-month period ended June 30, 2023.
In addition, we had $2.4 million and $2.9 million of interest income related to long U.S. Treasury securities and repo on short U.S. Treasury securities for the three-month periods ended June 30, 2024 and 2023, respectively, which we generally use to adjust our exposure to changes in interest rates.
Longbridge
For the three-month periods ended June 30, 2024 and 2023, interest income from the Longbridge segment was $9.8 million and $3.8 million, respectively. The increase was primarily related to a larger average holdings of proprietary reverse mortgage loans period over period.
Corporate/Other
For the three-month periods ended June 30, 2024 and 2023, interest income not allocated to either the investment portfolio segment or Longbridge segment was $1.9 million and $1.2 million, respectively.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our unsecured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the three-month periods ended June 30, 2024 and 2023, we had total interest expense of $66.9 million and $63.4 million, respectively.
Investment Portfolio
Total interest expense in our investment portfolio segment decreased to $53.6 million for the three-month period ended June 30, 2024, as compared to $54.2 million for the three-month period ended June 30, 2023. The decrease in interest expense was primarily the result of a decline in average secured borrowings on our credit and Agency RMBS assets, partially offset by an increase in financing rates.

The table below summarizes the components of interest expense in our Investment Portfolio for the three-month periods ended June 30, 2024 and 2023.

	Three-Month Period Ended
(In thousands)	June 30, 2024	June 30, 2023
Repos and Total Other Secured Borrowings	$52,822	$53,299
Securities Sold Short (1)	781	844
Other	25	64
Total	$53,628	$54,207
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the three-month periods ended June 30, 2024 and 2023.

	Three-Month Period Ended
	June 30, 2024			June 30, 2023
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,157,487	$43,603	5.55%	$3,302,509	$41,841	5.08%
Agency RMBS	448,933	6,207	5.56%	743,290	9,645	5.20%
Subtotal(1)	3,606,420	49,810	5.55%	4,045,799	51,486	5.10%
U.S. Treasury Securities	219,145	3,012	5.53%	141,459	1,813	5.14%
Total	$3,825,565	$52,822	5.55%	$4,187,258	$53,299	5.11%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 4.41% and 3.71% for the three-month periods ended June 30, 2024 and 2023, respectively. Excluding the Catch-up Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including actual and accrued periodic payments on interest rate swaps as described above), was 2.66% and 2.62% for the three-month periods ended June 30, 2024 and 2023, respectively. These metrics do not include costs associated with any unsecured debt or costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Longbridge
Interest expense in the Longbridge segment primarily relates to Other secured borrowings and repurchase agreements. For the three-month periods ended June 30, 2024 and 2023, interest expense related to the Longbridge segment was $8.6 million and $6.1 million, respectively. The increase in interest expense in the current period was primarily due to an increase in the average size of borrowings on the Longbridge portfolio. For the three-month period ended June 30, 2024, our average borrowings related to the Longbridge portfolio were $475.0 million, and our average cost of funds was 7.17%. This compares to average borrowings of $318.8 million and an average cost of funds of 7.70% for the three-month period ended June 30, 2023.
Corporate/Other
Certain items of interest expense are not allocated to either the investment portfolio segment or Longbridge segment, such as interest expense on our Unsecured borrowings and certain cash collateral held by us. Total interest expense not allocated to either the investment portfolio or Longbridge segments increased to $4.6 million as compared $3.1 million for the three-month periods ended June 30, 2024 and 2023, respectively. This increase was due to interest expense on unsecured borrowings assumed by us from Arlington as a result of the Arlington Merger.

The table below summarizes the components of interest expense not included in either segment for the three-month periods ended June 30, 2024 and 2023.

	Three-Month Period Ended
(In thousands)	June 30, 2024	June 30, 2023
Unsecured borrowings	$4,556	$3,085
Other (1)	75	24
Total	$4,631	$3,109
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
Base Management Fees
Corporate/Other
For the three-month period ended June 30, 2024, the gross base management fee, which is based on total equity at the end of each quarter, was $5.9 million, and our Manager credited us with rebates on our base management fee of $0.1 million, resulting in a net base management fee of $5.8 million. For the three-month period ended June 30, 2023, the gross base management fee, which is based on total equity at the end of each quarter, was $5.0 million, and our Manager credited us with rebates on our base management fee of $0.1 million, resulting in a net base management fee of $4.9 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was primarily due to a larger capital base at the end of the second quarter of 2024, as compared to 2023.
Incentive Fees
Corporate/Other
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. No incentive fee was incurred for either of the three-month periods ended June 30, 2024 and 2023, since for each quarter during these periods, our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended June 30, 2024 and 2023, other investment related expenses were $11.1 million and $9.4 million, respectively.
Investment Portfolio
For the three-month periods ended June 30, 2024 and 2023, Other investment related expenses in our investment portfolio segment were $3.3 million and $1.8 million, respectively. The increase in other investment related expenses was primarily due to an increase in servicing expense on a larger residential mortgage loan portfolio, and various loan origination expenses related to our residential mortgage loan portfolio.
Longbridge
Other investment related expenses related to the Longbridge segment primarily consist of servicing expense related to reverse mortgage loans and various loan origination expenses. For the three-month periods ended June 30, 2024 and 2023, Other investment related expenses were $7.8 million and $7.6 million, respectively. The increase in Other investment related expenses related to the Longbridge segment was primarily due to an increase in servicing expense related to reverse mortgage loans and various loan origination expenses.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $26.1 million for the three-month period ended June 30, 2024 as compared to $28.3 million for the three-month period ended June 30, 2023.

Investment Portfolio
Other operating expenses for our investment portfolio segment were $2.0 million for each of the three-month periods ended June 30, 2024 and 2023.
Longbridge
For the three-month periods ended June 30, 2024 and 2023, other operating expenses related to the Longbridge segment were $19.0 million and $18.3 million, respectively. These expenses primarily consist of compensation and benefits expense, and consist to a lesser extent of various overhead costs including rent expense, licensing fees, expenses related to office equipment, and amortization of intangible assets. The period-over-period increase was primarily due to an increase in compensation and benefits expense and depreciation expense, which were partially offset by a decrease in professional fees.
Corporate/Other
For the three-month periods ended June 30, 2024 and 2023, other operating expenses not allocated to either the investment portfolio segment or the Longbridge segment were $5.1 million and $8.0 million, respectively. The period-over-period decrease in other operating expenses was primarily due to a decrease in professional fees.
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
Investment Portfolio
For the three-month period ended June 30, 2024, other income (loss) was $27.6 million, consisting primarily of net realized and unrealized gains of $14.5 million on our securities and loans, $12.5 million on our financial derivatives, and $2.6 million of Other, net. These gains were partially offset by net unrealized losses of $(1.0) million on real estate owned, net and $(1.0) million on our Other secured borrowings, at fair value. Net realized and unrealized gains of $14.5 million on our securities and loans were primarily on non-QM loans, commercial mortgage loans, and non-Agency RMBS. These gains were partially offset by net realized and unrealized losses on non-Agency CMBS and Agency RMBS. Net realized and unrealized gains of $12.5 million on our financial derivatives were primarily related to net realized and unrealized gains, driven by higher interest rates, on our interest rate swaps, and to a lesser extent, our TBAs and our short positions in U.S. Treasury futures. Other, net of $2.6 million consisted primarily of various origination and loan income, rental income, and income and net realized and unrealized gains on our Forward MSR-related investment. We recognized net unrealized losses of $(1.0) million on our Other secured borrowings, at fair value for the three-month period ended June 30, 2024, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized gains of $6.0 million, which are included in Unrealized gains (losses) on securities and loans, net.
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
Longbridge
For the three-month period ended June 30, 2024, other income (loss) from the Longbridge segment was $29.9 million, consisting primarily of gains from Net change from HECM reverse mortgage loans, at fair value of $146.7 million, other income of $5.1 million, net realized and unrealized gains of $3.5 million on financial derivatives and $2.8 million on securities and loans. These gains were partially offset by Net change related to HMBS obligations, at fair value of $(127.7) million and net unrealized losses of $(0.5) million on Other Secured borrowings, at fair value. Gains from Net change from HECM reverse mortgage loans at fair value of $146.7 million primarily consisted of interest income on HECM loans of $144.9 million, net realized and unrealized gains on HECM loans of $8.5 million, and net realized and unrealized losses on the HMBS MSR Equivalent of $(6.7) million. The net realized and unrealized gains on the HECM loans were primarily driven by tighter yield spreads on seasoned HECM loans quarter over quarter. The losses on HMBS MSR Equivalent were driven by higher interest rates and runoff during the quarter. Other income, included in Other, net of $5.1 million, is primarily related to servicing fees of $2.0 million, origination fees of $2.2 million, and a net gain of $1.7 million on loan commitments, which is partially offset by net realized and unrealized losses on MSRs of $(0.4) million. Losses from Net change related to HMBS obligations, at fair value of $(127.7) million primarily consisted of interest expense on the HMBS obligations of $(136.4) million and net unrealized gains on the HMBS obligations of $8.8 million, which partially offset the interest income on HECM loans and net realized and unrealized gains on HECM loans.
For the three-month period ended June 30, 2023, other income (loss) from the Longbridge segment was $30.6 million, consisting primarily of gains from Net change from HECM reverse mortgage loans, at fair value of $32.1 million and realized and unrealized gains on financial derivatives and loans of $14.0 million and $4.1 million, respectively. Such gains were partially offset by Net change related to HMBS obligations, at fair value of $(24.6) million.
Corporate/Other
For the three-month period ended June 30, 2024, other income (loss) was $0.1 million, consisting primarily of a net gain on our Unsecured borrowings, at fair value, driven by the increase in interest rates. This gain was mostly offset by net losses on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity, also driven by the increase in interest rates. For the three-month period ended June 30, 2023, other income (loss) was $(9.3) million, consisting of net realized and unrealized losses on interest rate swaps related to our outstanding unsecured borrowings and preferred stock.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $0.1 million for each of the three-month periods ended June 30, 2024 and 2023, respectively.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $12.0 million for the three-month period ended June 30, 2024, as compared to $(5.9) million for the three-month period ended June 30, 2023. For the three-month period ended June 30, 2024, Earnings (losses) from investments in unconsolidated entities of $12.0 million primarily consisted of realized and unrealized gains on investments in loan originators and investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates, partially offset by unrealized losses on investments in unconsolidated entities related to risk retention related vehicles related to non-QM securitizations. Losses from investments in unconsolidated entities of $(5.9) million for the three-month period ended June 30, 2023, primarily related to unrealized losses on investments in the risk retention vehicles holding tranches of non-consolidated Ellington-sponsored non-QM securitizations in which we have participated, and investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates. Such losses were partially offset by net realized and unrealized gains from investments in loan originators.

Results of Operations for the Six-Month Periods Ended June 30, 2024 and 2023
The following tables summarizes our results of operations by segment (as applicable) for the six-month periods ended June 30, 2024 and 2023:

	Six-Month Period Ended June 30, 2024
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$180,193	$18,006	$3,791	$201,990
Interest expense	(110,939)	(17,172)	(9,227)	(137,338)
Net interest income	69,254	834	(5,436)	64,652
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	12,289	(6,621)	—	5,668
Realized and unrealized gains (losses) on financial derivatives, net	36,748	18,607	(7,297)	48,058
Realized and unrealized gains (losses) on real estate owned, net	(3,046)	—	—	(3,046)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(13,714)	(326)	—	(14,040)
Unrealized gains (losses) on unsecured borrowings, at fair value	—	—	3,696	3,696
Net change from HECM reverse mortgage loans, at fair value	—	352,202	—	352,202
Net change related to HMBS obligations, at fair value	—	(305,654)	—	(305,654)
Other, net	5,333	9,828	—	15,161
Total other income (loss)	37,610	68,036	(3,601)	102,045
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	11,541	11,541
Other investment related expenses	6,279	18,044	—	24,323
Other operating expenses	2,176	37,863	10,737	50,776
Total expenses	8,455	55,907	22,278	86,640
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	98,409	12,963	(31,315)	80,057
Income tax expense (benefit)	—	—	202	202
Earnings (losses) from investments in unconsolidated entities	14,268	—	—	14,268
Net Income (Loss)	112,677	12,963	(31,517)	94,123
Net income (loss) attributable to non-controlling interests	567	38	777	1,382
Dividends on preferred stock	—	—	13,479	13,479
Net Income (Loss) Attributable to Common Stockholders	$112,110	$12,925	$(45,773)	$79,262
Net Income (Loss) Per Common Share	$1.32	$0.15	$(0.53)	$0.94
(1)See Note 16 of the notes to the condensed consolidated financial statements for further details on management fee rebates.

	Six-Month Period Ended June 30, 2023
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total
Interest Income (Expense)
Interest income	$165,487	$6,672	$3,107	$175,266
Interest expense	(106,343)	(10,463)	(6,244)	(123,050)
Net interest income	59,144	(3,791)	(3,137)	52,216
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	24,051	9,668	—	33,719
Realized and unrealized gains (losses) on financial derivatives, net	14,558	9,359	(8,481)	15,436
Realized and unrealized gains (losses) on real estate owned, net	(123)	—	—	(123)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(17,528)	—	—	(17,528)
Unrealized gains (losses) on Unsecured borrowings, at fair value	—	—	6,510	6,510
Net change from HECM reverse mortgage loans, at fair value	—	195,241	—	195,241
Net change related to HMBS obligations, at fair value	—	(156,110)	—	(156,110)
Other, net	3,323	5,870	—	9,193
Total other income (loss)	24,281	64,028	(1,971)	86,338
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	9,869	9,869
Other investment related expenses	4,449	13,617	—	18,066
Other operating expenses	2,920	37,646	12,033	52,599
Total expenses	7,369	51,263	21,902	80,534
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	76,056	8,974	(27,010)	58,020
Income tax expense (benefit)	—	—	104	104
Earnings (losses) from investments in unconsolidated entities	(2,424)	—	—	(2,424)
Net Income (Loss)	73,632	8,974	(27,114)	55,492
Net income (loss) attributable to non-controlling interests	2,085	(23)	519	2,581
Dividends on preferred stock	—	—	11,097	11,097
Net Income (Loss) Attributable to Common Stockholders	$71,547	$8,997	$(38,730)	$41,814
Net Income (Loss) Per Common Share	$1.06	$0.13	$(0.57)	$0.62
(1)See Note 16 of the notes to the condensed consolidated financial statements for further details on management fee rebates.
Net Income (Loss) Attributable to Common Stockholders
For the six-month period ended June 30, 2024 we had net income (loss) attributable to common stockholders of $79.3 million, compared to $41.8 million for the six-month period ended June 30, 2023. The increase in our results of operations was primarily due to increases in total other income and net interest income, along with earnings from investments in unconsolidated entities in the current period, as compared to losses from investments in unconsolidated entities in the prior period.
Interest Income
Interest income was $202.0 million for the six-month period ended June 30, 2024, as compared to $175.3 million for the six-month period ended June 30, 2023. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the six-month period ended June 30, 2024 increased to $180.2 million, as compared to $165.5 million for the six-month period ended June 30, 2023.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the six-month period ended June 30, 2024 and 2023:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six-month period ended June 30, 2024	$158,942	$4,239,302	7.50%	$13,927	$689,575	4.04%	$172,869	$4,928,877	7.01%
Six-month period ended June 30, 2023	$143,524	$4,205,818	6.83%	$14,936	$963,310	3.10%	$158,460	$5,169,128	6.13%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the six-month period ended June 30, 2024, interest income from our credit portfolio was $158.9 million, as compared to $143.5 million for the six-month period ended June 30, 2023. This period-over-period increase was due to higher average asset yields and the slightly larger size of the credit portfolio for the six-month period ended June 30, 2024.
For the six-month periods ended June 30, 2024 and 2023, interest income from our Agency RMBS was $13.9 million and $14.9 million, respectively. This period-over-period decrease was due to the smaller size of the Agency portfolio partially offset by higher average asset yields for the six-month period ended June 30, 2024.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Amortization Adjustment. For the six-month periods ended June 30, 2024 and 2023, we had a negative Catch-up Amortization Adjustment of $(0.6) million and $(1.0) million, respectively, which decreased our interest income. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 4.21% and 7.04%, respectively, for the six-month period ended June 30, 2024. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.30% and 6.17%, respectively, for the six-month period ended June 30, 2023.
In addition, we had $5.6 million and $6.0 million of interest income related to long U.S. Treasury securities and repo on short U.S. Treasury securities for the six-month periods ended June 30, 2024 and 2023, respectively, which we generally use to adjust our exposure to changes in interest rates.
Longbridge
For the six-month periods ended June 30, 2024 and 2023, interest income from the Longbridge segment was $18.0 million and $6.7 million, respectively. The increase was primarily related to a larger average portfolio of proprietary reverse mortgage loans period over period.
Corporate/Other
For the six-month periods ended June 30, 2024 and 2023, interest income not allocated to either the investment portfolio segment or Longbridge segment was $3.8 million and $3.1 million, respectively.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our unsecured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the six-month periods ended June 30, 2024 and 2023, we had total interest expense of $137.3 million and $123.1 million, respectively.
Investment Portfolio
Total interest expense in our investment portfolio segment increased to $110.9 million for the six-month period ended June 30, 2024, as compared to $106.3 million for the six-month period ended June 30, 2023. The increase in interest expense was primarily the result of an increase in financing rates as well as a larger portfolio of U.S. Treasury securities primarily used to hedge interest rate risk. Such increases were partially offset by a decline in average secured borrowings on our credit and Agency RMBS assets.

The table below summarizes the components of interest expense in our Investment Portfolio for the six-month periods ended June 30, 2024 and 2023.

	Six-Month Period Ended
(In thousands)	June 30, 2024	June 30, 2023
Repos and Total Other Secured Borrowings	$108,862	$104,321
Securities Sold Short (1)	2,034	1,958
Other	43	64
Total	$110,939	$106,343
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the six-month periods ended June 30, 2024 and 2023.

	Six-Month Period Ended
	June 30, 2024			June 30, 2023
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,166,018	$86,790	5.51%	$3,323,390	$82,420	5.00%
Agency RMBS	576,022	15,971	5.58%	774,462	18,497	4.82%
Subtotal(1)	3,742,040	102,761	5.52%	4,097,852	100,917	4.97%
U.S. Treasury Securities	222,247	6,101	5.52%	140,017	3,404	4.90%
Total	$3,964,287	$108,862	5.52%	$4,237,869	$104,321	4.96%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 4.35% and 3.74% for the six-month periods ended June 30, 2024 and 2023, respectively. Excluding the Catch-up Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including actual and accrued periodic payments on interest rate swaps as described above), was 2.68% and 2.43% for the six-month periods ended June 30, 2024 and 2023, respectively. These metrics do not include costs associated with any unsecured debt or costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Longbridge
Interest expense in the Longbridge segment primarily relates to Other secured borrowings and repurchase agreements. For the six-month periods ended June 30, 2024 and 2023, interest expense related to the Longbridge segment was $17.2 million and $10.5 million, respectively. The increase in interest expense in the current period was primarily due to an increase in the average size of borrowings on the Longbridge portfolio and an increase in financing costs. For the six-month period ended June 30, 2024, our average borrowings related to the Longbridge portfolio were $421.5 million, and our average cost of funds was 8.17%. This compares to average borrowings of $271.5 million and an average cost of funds of 7.77% for the six-month period ended June 30, 2023.
Corporate/Other
Certain items of interest expense are not allocated to either the investment portfolio segment or Longbridge segment, such as interest expense on our Unsecured borrowings and certain cash collateral held by us. Total interest expense not allocated to either the investment portfolio or Longbridge segments was $9.2 million and $6.2 million for the six-month periods ended June 30, 2024 and 2023, respectively.

The table below summarizes the components of interest expense not included in either segment for the six-month periods ended June 30, 2024 and 2023.

	Six-Month Period Ended
(In thousands)	June 30, 2024	June 30, 2023
Unsecured borrowings	$9,098	$6,169
Other (1)	129	75
Total	$9,227	$6,244
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
Base Management Fees
Corporate/Other
For the six-month period ended June 30, 2024, the gross base management fee, which is based on total equity at the end of each quarter, was $11.7 million, and our Manager credited us with rebates on our base management fee of $0.2 million, resulting in a net base management fee of $11.5 million. For the six-month period ended June 30, 2023, the gross base management fee, which is based on total equity at the end of each quarter, was $10.2 million, and our Manager credited us with rebates on our base management fee of $0.3 million, resulting in a net base management fee of $9.9 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The increase in the net base management fee period over period was primarily due to a larger capital base at the end of the first and second quarters of 2024, as compared to 2023.
Incentive Fees
Corporate/Other
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. No incentive fee was incurred for either of the six-month periods ended June 30, 2024 and 2023, since for each quarter during these periods, our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the six-month periods ended June 30, 2024 and 2023, other investment related expenses were $24.3 million and $18.1 million, respectively.
Investment Portfolio
For the six-month periods ended June 30, 2024 and 2023, Other investment related expenses in our investment portfolio segment were $6.3 million and $4.4 million, respectively. The increase in other investment related expenses was primarily due to an increase in servicing expense on our residential mortgage loan portfolio, and various loan origination expenses related to our residential mortgage loan portfolio.
Longbridge
Other investment related expenses related to the Longbridge segment primarily consist of servicing expense related to reverse mortgage loans and various loan origination expenses. For the six-month periods ended June 30, 2024 and 2023, Other investment related expenses were $18.0 million and $13.6 million, respectively. The increase in Other investment related expenses related to the Longbridge segment was primarily due to debt issuance costs related to the securitization of proprietary reverse mortgage loans in March 2024, as well as an increase in servicing expense.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $50.8 million for the six-month period ended June 30, 2024 as compared to $52.6 million for the six-month period ended June 30, 2023.

Investment Portfolio
Other operating expenses for our investment portfolio segment were $2.2 million and $2.9 million for the six-month periods ended June 30, 2024 and 2023, respectively. The decrease in other operating expenses for the six-month period ended June 30, 2024 was primarily due to a decrease in compensation and benefits expense.
Longbridge
For the six-month periods ended June 30, 2024 and 2023, other operating expenses related to the Longbridge segment were $37.9 million and $37.6 million, respectively. These expenses primarily consist of compensation and benefits expense, and consist to a lesser extent of various overhead costs including rent expense, licensing fees, expenses related to office equipment, and amortization of intangible assets. The period-over-period increase was primarily due to an increase in technology expenses and compensation and benefits expense, which were partially offset by a decline in professional fees.
Corporate/Other
For the six-month periods ended June 30, 2024 and 2023, other operating expenses not allocated to either the investment portfolio segment or the Longbridge segment were $10.7 million and $12.0 million, respectively. The period-over-period decline in other operating expenses was primarily due to lower professional fees, which were partially offset by higher compensation and benefits expense.
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
Investment Portfolio
For the six-month period ended June 30, 2024, other income (loss) was $37.6 million, consisting primarily of net realized and unrealized gains of $36.7 million on our financial derivatives, $12.3 million on our securities and loans, and $5.3 million of Other, net. These gains were partially offset by net unrealized losses of $(13.7) million on our Other secured borrowings, at fair value, and net realized and unrealized losses of and $(3.0) million on real estate owned, net. Net realized and unrealized gains of $36.7 million on our financial derivatives were primarily related to net realized and unrealized gains, driven by higher interest rates, on our interest rate swaps, and to a lesser extent, our TBAs and U.S. Treasury futures. Net realized and unrealized gains of $12.3 million on our securities and loans were primarily on non-QM loans, commercial mortgage loans, and non-Agency RMBS. These gains were partially offset by net realized and unrealized losses on Agency RMBS and residential transition loans. Other, net of $5.3 million consisted primarily of various origination and loan income, rental income, and income and net realized and unrealized gains on our Forward MSR-related investment. We recognized net unrealized losses of $(13.7) million on our Other secured borrowings, at fair value for the three-month period ended June 30, 2024, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized gains of $16.9 million, which are included in Unrealized gains (losses) on securities and loans, net.
For the six-month period ended June 30, 2023, other income (loss) was $24.3 million, consisting primarily of $24.1 million of net realized and unrealized gains on our securities and loans, and net realized and unrealized gains of $14.6 million on our financial derivatives, partially offset by $(17.5) million of net unrealized losses on our Other secured borrowings, at fair value. Net realized and unrealized gains of $24.1 million on our securities and loans were primarily on non-QM loans, commercial mortgage loans, and Agency RMBS. These gains were partially offset by net realized and unrealized losses on non-Agency RMBS and CMBS, ABS backed by consumer loans, CLOs, and short positions in U.S. Treasury securities and sovereign bonds. Net realized and unrealized gains of $14.6 million on our financial derivatives were primarily related to net realized and unrealized gains on interest rate swaps, TBAs, and futures, which were driven by higher interest rates. Such gains were partially offset by net realized and unrealized losses on credit hedges. We recognized net unrealized losses of $(17.8) million on our Other secured borrowings, at fair value for the six-month period ended June 30, 2023, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized gains of $29.6 million, which are included in Unrealized gains (losses) on securities and loans, net.
Longbridge
For the six-month period ended June 30, 2024, other income (loss) from the Longbridge segment was $68.0 million, consisting primarily of gains from Net change from HECM reverse mortgage loans, at fair value of $352.2 million, net gains of

$18.6 million on financial derivatives, and other income of $9.8 million. These gains were partially offset by Net change related to HMBS obligations, at fair value of $(305.7) million and net unrealized losses of $(6.6) million on securities and loans. Gains from Net change from HECM reverse mortgage loans at fair value of $352.2 million primarily consisted of interest income on HECM loans of $283.5 million and net realized and unrealized gains on HECM loans $74.6 million, which is partially offset by net realized and unrealized losses on the HMBS MSR Equivalent of $(6.0) million. The net realized and unrealized gains on the HECM loans were primarily driven by tighter yield spreads of seasoned HECM loans. Losses on HMBS MSR Equivalent were primarily driven by portfolio runoff and higher interest rates. Other income, included in Other, net of $9.8 million, is primarily related to servicing fees of $4.1 million, origination fees of $4.2 million, and a net gain on loan commitments $3.0 million. Losses from Net change related to HMBS obligations, at fair value of $(305.7) million primarily consisted of interest expense on the HMBS obligations of $(266.9) million and net unrealized losses on the HMBS obligations of $(38.7) million, which partially offset the interest income and net realized and unrealized gains on HECM loans.
For the six-month period ended June 30, 2023, other income (loss) from the Longbridge segment was $64.0 million, consisting primarily of gains from Net change from HECM reverse mortgage loans, at fair value of $195.2 million and net realized and unrealized gains of $9.7 million on loans and $9.4 million on financial derivatives. These gains were partially offset by Net change related to HMBS obligations, at fair value of $(156.1) million.
Corporate/Other
For the six-month period ended June 30, 2024, other income (loss) was $(3.6) million, consisting primarily of a net loss on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity, driven by the increase in interest rates. This loss was partially offset by a net gain on our Unsecured borrowings, at fair value, also driven by the increase in interest rates. For the six-month period ended June 30, 2023, other income (loss) was $(2.0) million, consisting of net realized and unrealized losses of $(8.5) million on interest rate swaps related to our outstanding unsecured borrowings and preferred stock, partially offset by unrealized gains on our Unsecured borrowings, at fair value of $6.5 million.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $0.2 million for the six-month period ended June 30, 2024, as compared to $0.1 million for the six-month period ended June 30, 2023.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $14.3 million for the six-month period ended June 30, 2024, as compared to $(2.4) million for the six-month period ended June 30, 2023. For the six-month period ended June 30, 2024, Earnings (losses) from investments in unconsolidated entities of $14.3 million primarily consisted of realized and unrealized gains on investments in loan originators and on investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates, partially offset by unrealized losses on investments in unconsolidated entities related to risk retention related vehicles related to non-QM securitizations.
Earnings (losses) from investments in unconsolidated entities of $(2.4) million for the six-month period ended June 30, 2023 primarily includes unrealized losses on investments in loan originators, partially offset by unrealized gains on investments in risk retention vehicles holding tranches of non-consolidated Ellington-sponsored non-QM securitizations in which we have participated.
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

The following tables reconcile, for the three- and six-month periods ended June 30, 2024 and 2023 our Adjusted Distributable Earnings by strategy to the line on our Condensed Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended June 30, 2024				Three-Month Period Ended June 30, 2023
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Longbridge	Corporate/Other	Total
Net Income (Loss)	$69,476	$4,209	$(13,613)	$60,072	$32,530	$2,476	$(24,267)	$10,739
Income tax expense (benefit)	—	—	142	142	—	—	83	83
Net income (loss) before income tax expense (benefit)	69,476	4,209	(13,471)	60,214	32,530	2,476	(24,184)	10,822
Adjustments:
Realized (gains) losses, net(1)	34,875	—	1,059	35,934	(547)	—	(1,743)	(2,290)
Unrealized (gains) losses, net(2)	(50,663)	1,441	(2,679)	(51,901)	2,695	—	8,261	10,956
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(3)	—	(394)	—	(394)	—	(1,888)	—	(1,888)
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	(720)	—	—	(720)	483	—	—	483
Non-capitalized transaction costs and other expense adjustments(4)	1,081	181	321	1,583	1,053	566	3,723	5,342
(Earnings) losses from investments in unconsolidated entities	(12,042)	—	—	(12,042)	5,868	—	—	5,868
Adjusted distributable earnings from investments in unconsolidated entities(5)	3,272	—	—	3,272	2,848	—	—	2,848
Total Adjusted Distributable Earnings	$45,279	$5,437	$(14,770)	$35,946	$44,930	$1,154	$(13,943)	$32,141
Dividends on preferred stock	—	—	6,825	6,825	—	—	5,980	5,980
Adjusted Distributable Earnings attributable to non-controlling interests	486	23	278	787	138	5	301	444
Adjusted Distributable Earnings Attributable to Common Stockholders	$44,793	$5,414	$(21,873)	$28,334	$44,792	$1,149	$(20,224)	$25,717
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$0.53	$0.06	$(0.26)	$0.33	$0.67	$0.02	$(0.30)	$0.38
(1)Includes realized (gains) losses on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps and foreign currency transactions which are components of Other Income (Loss) on the Condensed Consolidated Statement of Operations.
(2)Includes unrealized (gains) losses on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps), borrowings carried at fair value, and foreign currency translations which are components of Other Income (Loss) on the Condensed Consolidated Statement of Operations.
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
(4)For the three-month period ended June 30, 2024, includes $1.1 million of non-capitalized transaction costs, $0.3 million of non-cash equity compensation expense, and $0.2 million of various other expenses. For the three-month period ended June 30, 2023, includes $3.6 million of expenses related to the pending mergers of Arlington Asset Investment Corp. and Great Ajax Corp., $0.9 million of non-capitalized transaction costs, $0.4 million of non-cash equity compensation expense, and $0.4 million of various other expenses.
(5)Includes net interest income and operating expenses for certain investments in unconsolidated entities.

	Six-Month Period Ended June 30, 2024				Six-Month Period Ended June 30, 2023
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Longbridge	Corporate/Other	Total
Net Income (Loss)	$112,677	$12,963	$(31,517)	$94,123	$73,632	$8,974	$(27,114)	$55,492
Income tax expense (benefit)	—	—	202	202	—	—	104	104
Net income (loss) before income tax expense (benefit)	112,677	12,963	(31,315)	94,325	73,632	8,974	(27,010)	55,596
Adjustments:
Realized (gains) losses, net(1)	64,127	—	2,679	66,806	65,195	—	(1,743)	63,452
Unrealized (gains) losses, net(2)	(76,607)	1,890	(2,784)	(77,501)	(61,327)	—	(1,417)	(62,744)
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(3)	—	(14,337)	—	(14,337)	—	(6,113)	—	(6,113)
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	577	—	—	577	965	—	—	965
Non-capitalized transaction costs and other expense adjustments(4)	2,004	4,248	822	7,074	1,510	2,625	3,818	7,953
(Earnings) losses from investments in unconsolidated entities	(14,268)	—	—	(14,268)	2,424	—	—	2,424
Adjusted distributable earnings from investments in unconsolidated entities(5)	4,088	—	—	4,088	6,600	—	—	6,600
Total Adjusted Distributable Earnings	$92,598	$4,764	$(30,598)	$66,764	$88,999	$5,486	$(26,352)	$68,133
Dividends on preferred stock	—	—	13,479	13,479	—	—	11,097	11,097
Adjusted Distributable Earnings attributable to non-controlling interests	702	20	503	1,225	367	24	619	1,010
Adjusted Distributable Earnings Attributable to Common Stockholders	$91,896	$4,744	$(44,580)	$52,060	$88,632	$5,462	$(38,068)	$56,026
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$1.08	$0.06	$(0.53)	$0.61	$1.32	$0.08	$(0.56)	$0.84
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
(4)For the six-month period ended June 30, 2024, includes $3.1 million of debt issuance costs related to the securitization of reverse mortgage loans, $2.0 million of non-capitalized transaction costs, $0.6 million of merger and other business transition-related expenses, $0.6 million of non-cash equity compensation expense, and $0.8 million of various other expenses. For the six-month period ended June 30, 2023, includes $3.6 million of expenses related to the pending mergers of Arlington Asset Investment Corp. and Great Ajax Corp., $1.6 million of non-capitalized transaction costs, $1.1 million of professional fees related to the acquisition and integration of Longbridge, $0.7 million of non-cash equity compensation expense, and $0.8 million of various other expenses.
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
We held cash and cash equivalents of approximately $198.5 million and $228.9 million as of June 30, 2024 and December 31, 2023, respectively.
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	June 30, 2024		December 31, 2023
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$570,828	24.8%	$1,356,343	45.7%
31 - 60 Days	232,715	10.1%	152,220	5.1%
61 - 90 Days	108,444	4.7%	83,906	2.8%
91 - 120 Days	1,168,255	50.8%	290,215	9.8%
121 - 150 Days	970	—%	—	—%
151 - 180 Days	17,166	0.8%	7,911	0.3%
181 - 364 Days	99,631	4.3%	1,018,211	34.3%
> 364 Days	103,967	4.5%	58,631	2.0%
	$2,301,976	100.0%	$2,967,437	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2024, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 26.0% with respect to credit portfolio assets, 18.6% with respect to reverse mortgage loans, 5.4% with respect to Agency RMBS assets, and 20.4% overall. As of December 31, 2023, the weighted average contractual haircuts were 26.7% with respect to credit portfolio assets, 21.5% with respect to reverse mortgage loans, 5.1% with respect to Agency RMBS assets, and 18.3% overall.
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

As of June 30, 2024 and December 31, 2023, we had $2.3 billion and $3.0 billion of borrowings outstanding under our repos, respectively. As of June 30, 2024, the remaining terms on our repos ranged from 1 day to 644 days, with a weighted average remaining term of 95 days. Our repo borrowings were with a total of 23 counterparties as of June 30, 2024. As of June 30, 2024, our repos had interest rates ranging from 4.57% to 8.86%, with a weighted average borrowing rate of 6.93%. As of December 31, 2023, the remaining terms on our repos ranged from 2 days to 513 days, with a weighted average remaining term of 126 days. Our repo borrowings were with a total of 26 counterparties as of December 31, 2023. As of December 31, 2023, our repos had interest rates ranging from 4.81% to 8.68%, with a weighted average borrowing rate of 6.67%. Investments transferred as collateral under repos had an aggregate fair value of $2.9 billion and $3.7 billion, as of June 30, 2024 and December 31, 2023, respectively. It is expected that amounts due upon maturity of our repos will be funded primarily through the roll/re-initiation of repos and, if we are unable or unwilling to roll/re-initiate our repos, through free cash and proceeds from the sale of securities.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2024	$2,301,976	$2,290,348	$2,371,482
March 31, 2024	2,517,747	2,550,390	2,648,371
December 31, 2023	2,967,437	2,640,625	2,967,437
September 30, 2023	2,573,043	2,605,359	2,707,121
June 30, 2023	2,557,864	2,402,711	2,557,864
March 31, 2023(1)	2,285,898	2,464,050	2,641,488
December 31, 2022	2,609,685	2,859,085	2,915,610
September 30, 2022	2,895,019	2,877,500	2,912,264
June 30, 2022	2,865,222	2,590,120	2,865,222
March 31, 2022	2,717,638	2,533,978	2,717,638
December 31, 2021	2,469,763	2,187,363	2,469,763
September 30, 2021	2,105,836	1,958,411	2,175,918
(1)During this quarter, our borrowings decreased as the size of our investment portfolio decreased driven primarily by our participation in a non-QM securitization in February 2023.
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including non-QM loans, European residential mortgage loans, and REO, commercial mortgage loans, consumer loans and ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs; such transactions are accounted for as secured borrowings. As of June 30, 2024 and December 31, 2023, we had outstanding borrowings related to such transactions in the amount of $1.8 billion and $1.7 billion, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Condensed Consolidated Balance Sheet. As of June 30, 2024 and December 31, 2023, the fair value of assets collateralizing our Total other secured borrowings was $2.0 billion and $1.9 billion, respectively. Additionally, as of June 30, 2024, as an HMBS issuer, we had HMBS-related obligations of $8.8 billion collateralized by $8.9 billion of HMBS assets and as of December 31, 2023, we had HMBS-related obligations of $8.4 billion collateralized by $8.5 billion of HMBS assets; HMBS assets include HECM loans as well as REO and claims and other receivables. See Note 14 in the notes to our condensed consolidated financial statements for further information on our other secured borrowings and HMBS-related obligations.
As of both June 30, 2024 and December 31, 2023, we had $297.7 million of outstanding unsecured borrowings. As of both June 30, 2024 and December 31, 2023, our outstanding unsecured borrowings were comprised of $210.0 million of 5.875% Senior Notes due April 2027, $34.9 million of 6.75% Senior Notes due March 2025, $37.8 million of 6.00% Senior Notes due August 2026, and $15.0 million of unregistered junior subordinated unsecured debt securities, the "Trust Preferred Debt." The Trust Preferred Debt includes $10.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 3.26% and which matures on October 7, 2033, and $5.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 2.51% and which matures on July 7, 2035. See Note 14 in the notes to our condensed consolidated financial statements for further detail on our unsecured borrowings.

As of June 30, 2024, we had an aggregate amount at risk under our repos with 23 counterparties of approximately $588.1 million, and as of December 31, 2023, we had an aggregate amount at risk under our repos with 27 counterparties of approximately $705.4 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of June 30, 2024 and December 31, 2023, does not include approximately $1.1 million and $(0.6) million, respectively, of net accrued interest receivable (payable), which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2024, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with eight counterparties of approximately $50.3 million. We also had $44.8 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2023, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with nine counterparties of approximately $65.6 million. We also had $56.9 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2024, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $3.3 million. As of December 31, 2023, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $12.9 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We have commenced an "at-the-market" offering for shares of our common stock, or the "Common ATM Program," by entering into equity distribution agreements with sales agents under which we were authorized, in January 2023, to offer and sell up to $225.0 million of common stock from time to time. For the six-month period ended June 30, 2024, we issued 2,103,725 shares of common stock under the Common ATM Program, which provided $26.9 million of net proceeds after approximately $0.2 million of commissions and $47 thousand of offering costs. For the six-month period ended June 30, 2023, we issued 4,433,861 shares of common stock under the Common ATM Program, which provided $60.5 million of net proceeds after approximately $0.6 million of commissions and $0.2 million of offering costs. The Company did not issue any shares of common stock under the Common ATM Program during the three-month periods ended June 30, 2024 or 2023. As of June 30, 2024, we had remaining authorization under the Common ATM Program to issue $94.9 million of common stock.
On January 20, 2022, we commenced an "at-the-market" offering for our Series A Preferred Stock and Series B Preferred Stock, or the "Preferred ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") and/or 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") from time to time. As of June 30, 2024, we had remaining authorization under the Preferred ATM Program to issue $99.5 million of common stock. We did not issue any preferred stock under the Preferred ATM Program during the three- or six-month month periods ended June 30, 2024.

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
On March 21, 2023, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $50 million of common stock, or the "2023 Common Share Repurchase Program." The 2023 Common Share Repurchase Program extends our ability to repurchase beyond the share repurchase program adopted in 2018 under which we were authorized to repurchase up to 1.55 million shares of common stock, or the "2018 Common Share Repurchase Program." The 2023 Common Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. During the three-month period ended June 30, 2024, the Company repurchased 14,735 shares at an average price per share of $10.95 and a total cost of $0.2 million. During the three-month period ended June 30, 2023, the Company repurchased 23,336 shares at an average price per share of $12.00 and a total cost of $0.3 million. During the six-month period ended June 30, 2024, we repurchased 62,300 shares of common stock at an average price per share of $11.00 and a total cost of $0.7 million. During the six-month period ended June 30, 2023, the Company repurchased 1,084,336 shares at an average price per share of $11.39 and a total cost of $12.4 million. As of June 30, 2024, we have authorization to repurchase an additional $45.1 million of common stock under the 2023 Common Share Repurchase Program.
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

The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the condensed consolidated financial statements) for the three-month periods ended June 30, 2024 and 2023:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
2024:
June 10, 2024	$0.13	11,164	June 28, 2024	July 25, 2024
May 7, 2024	0.13	11,164	May 31, 2024	June 25, 2024
April 8, 2024	0.13	11,164	April 30, 2024	May 28, 2024
March 7, 2024	0.13	11,166	March 29, 2024	April 25, 2024
February 7, 2024	0.15	12,885	February 29, 2024	March 25, 2024
January 8, 2024	0.15	12,885	January 31, 2024	February 26, 2024
2023:
June 7, 2023	0.15	10,197	June 30, 2023	July 25, 2023
May 8, 2023	0.15	10,197	May 31, 2023	June 26, 2023
April 10, 2023	0.15	10,197	April 28, 2023	May 25, 2023
March 7, 2023	0.15	10,200	March 31, 2023	April 25, 2023
February 7, 2023	0.15	10,359	February 28, 2023	March 27, 2023
January 9, 2023	0.15	10,105	January 31, 2023	February 27, 2023
On July 8, 2024, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on August 26, 2024 to stockholders of record as of July 31, 2024. On August 7, 2024, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on September 25, 2024 to stockholders of record as of August 30, 2024.

The following table sets forth the dividend distributions authorized by the Board of Directors during the three-month periods ended June 30, 2024 and 2023 and payable to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
2024:
June 10, 2024	$0.4218750	$1,941	June 28, 2024	July 30, 2024
March 7, 2024	0.4218750	1,941	March 29, 2024	April 30, 2024
2023:
June 7, 2023	0.4218750	1,941	June 30, 2023	July 31, 2023
March 7, 2023	0.4218750	1,941	March 31, 2023	May 1, 2023
Series B Preferred Stock:
2024:
June 10, 2024	0.3906250	1,883	June 28, 2024	July 30, 2024
March 7, 2024	0.3906250	1,883	March 29, 2024	April 30, 2024
2023:
June 7, 2023	0.3906250	1,883	June 30, 2023	July 31, 2023
March 7, 2023	0.3906250	1,883	March 31, 2023	May 1, 2023
Series C Preferred Stock:
2024:
June 10, 2024	0.5390625	2,156	June 28, 2024	July 30, 2024
March 7, 2024	0.5390625	2,156	March 29, 2024	April 30, 2024
2023:
June 7, 2023	0.5390625	2,156	June 30, 2023	July 31, 2023
March 7, 2023	0.5031300	2,013	March 31, 2023	May 1, 2023
Series D Preferred Stock:
2024:
June 10, 2024	0.4375000	166	June 20, 2024	July 1, 2024
March 7, 2024	0.4375000	166	March 20, 2024	April 1, 2024
Series E Preferred Stock:
2024:
June 10, 2024	0.7170790	686	June 20, 2024	July 1, 2024
March 7, 2024	0.5156250	494	March 20, 2024	April 1, 2024
At those times when cash flows from the Company’s operating activities are insufficient to fund its dividend payments, the Company funds such dividend payments through cash flows from its investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize the Company’s cash flows for the six-month periods ended June 30, 2024 and 2023.
For the six-month period ended June 30, 2024, our operating activities used net cash in the amount of $148.1 million and our investing activities provided net cash in the amount of $469.3 million. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) used net cash of $373.8 million. We received $803.1 million in proceeds from the issuance of Total other secured borrowings, and we used $813.5 million for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $63.0 million during the six-month period ended June 30, 2024. We received proceeds from HMBS-related obligations of $650.7 million and used $560.0 million for principal payments on HMBS-related obligations. We received proceeds from the issuance of common and preferred stock, net of underwriters' discounts and commissions, agent commissions, and offering costs paid, of $26.4 million and contributions from non-controlling interests of $8.8 million. We used $80.3 million to pay dividends, $7.9 million for distributions to non-controlling interests (our joint venture partners), and $0.7 million to repurchase common stock. As a result there was an decrease in our cash holdings of $25.9 million, from $230.5 million as of December 31, 2023 to $204.6 million as of June 30, 2024.

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
Off-Balance Sheet Arrangements
As of June 30, 2024, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
Longbridge has a fiduciary responsibility related to escrow balances held in trust for borrowers' draws and other custodial funds due to servicing customers; as of June 30, 2024 the amount held in such accounts was $82.4 million. These funds, which do not represent assets or liabilities of the Company are maintained in segregated accounts at Longbridge, and accordingly, are not reflected on the Condensed Consolidated Balance Sheet.

At June 30, 2024 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at June 30, 2024 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of June 30, 2024, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$10,370	0.66%	$20,025	1.27%	$(11,087)	(0.70)%	$(22,888)	(1.46)%
Long TBAs	3,376	0.21%	6,347	0.4%	(3,781)	(0.24)%	(7,968)	(0.51)%
Short TBAs	(5,830)	(0.37)%	(10,756)	(0.68)%	6,734	0.43%	14,372	0.91%
Non-Agency RMBS, CMBS, ABS, Loans, and MSRs	25,558	1.62%	47,164	3%	(29,510)	(1.88)%	(62,973)	(4.00)%
U.S. Treasury Securities and Interest Rate Swaps, Options, and Futures	(24,807)	(1.57)%	(50,431)	(3.2)%	23,990	1.52%	47,165	3.00%
Corporate Securities and Other	873	0.06%	1,747	0.11%	(873)	(0.05)%	(1,747)	(0.11)%
Repurchase Agreements, Reverse Repurchase Agreements, and Unsecured Borrowings	(2,929)	(0.19)%	(5,890)	(0.38)%	2,895	0.18%	5,757	0.37%
Total	$6,611	0.42%	$8,206	0.52%	$(11,632)	(0.74)%	$(28,282)	(1.80)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our June 30, 2024 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 1, 2024 (the "Form 10-K") as well as Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 10, 2024. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet be Purchased Under the Plans or Programs(1)

April 1, 2024–April 30, 2024	14,735	$10.95	14,735	3,734,837
May 1, 2024–May 31, 2024	—	—	—	3,734,837
June 1, 2024–June 30, 2024	—	—	—	3,734,837
Total	14,735	$10.95	14,735	3,734,837
(1)Calculated based on the closing price as reported by the New York Stock Exchange on June 30, 2024 of $12.08.
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

Item 6. Exhibits

Exhibit	Description
3.1**	Certificate of Amendment to Certificate of Incorporation of Ellington Financial Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 20, 2024).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**    Previously filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL INC.
Date:	August 9, 2024	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	August 9, 2024	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)