Form 10-Q
period 2024-09-30
Ellington Financial Inc.
filed 2024-11-12
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of November 8, 2024: 90,661,736

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2024	December 31, 2023
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$217,725	$228,927
Restricted cash(1)	10,578	1,618
Securities, at fair value(1)(2)	1,063,774	1,518,377
Loans, at fair value(1)(2)	13,519,786	12,306,636
Loan commitments, at fair value	5,955	2,584
Forward MSR-related investments, at fair value(1)	149,831	163,336
Mortgage servicing rights, at fair value	28,877	29,580
Investments in unconsolidated entities, at fair value(1)	188,475	116,414
Real estate owned(1)(2)	29,690	22,085
Financial derivatives—assets, at fair value	149,679	143,996
Reverse repurchase agreements	331,630	173,145
Due from brokers	16,048	51,884
Investment related receivables(1)	208,861	480,249
Other assets(1)	32,381	77,099
Total Assets	$15,953,290	$15,315,930
Liabilities
Securities sold short, at fair value	$304,918	$154,303
Repurchase agreements(1)	2,642,052	2,967,437
Financial derivatives—liabilities, at fair value	49,243	61,776
Due to brokers	55,529	62,442
Investment related payables	25,178	37,403
Other secured borrowings(1)	284,897	245,827
Other secured borrowings, at fair value(1)	1,813,755	1,424,668
HMBS-related obligations, at fair value	8,790,589	8,423,235
Unsecured borrowings, at fair value	278,128	272,765
Base management fee payable to affiliate	6,031	5,660
Dividends payable	15,892	11,528
Interest payable(1)	21,045	22,933
Accrued expenses and other liabilities(1)	40,384	90,341
Total Liabilities	14,327,641	13,780,318
Commitments and contingencies (Note 24)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 14,757,222 and 14,757,222 shares issued and outstanding, and $368,931 and $368,931 aggregate liquidation preference, respectively	355,551	355,551
Common stock, par value $0.001 per share, 300,000,000 and 200,000,000 shares authorized, respectively; 90,661,736 and 83,000,488 shares issued and outstanding, respectively	91	83
Additional paid-in-capital	1,613,740	1,514,797
Retained earnings (accumulated deficit)	(362,146)	(353,360)
Total Stockholders' Equity	1,607,236	1,517,071
Non-controlling interests(1)	18,413	18,541
Total Equity	1,625,649	1,535,612
Total Liabilities and Equity	$15,953,290	$15,315,930
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

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(In thousands, except per share amounts)
Net Interest Income
Interest income	$107,281	$96,216	$309,272	$271,482
Interest expense	(73,654)	(68,702)	(210,993)	(191,752)
Total net interest income	33,627	27,514	98,279	79,730
Other Income (Loss)
Realized gains (losses) on securities and loans, net	(12,243)	(17,362)	(52,419)	(71,518)
Realized gains (losses) on financial derivatives, net	(41,564)	26,283	(31,774)	30,617
Realized gains (losses) on real estate owned, net	(397)	(155)	(3,646)	(1,456)
Unrealized gains (losses) on securities and loans, net	126,908	(63,850)	172,752	24,024
Unrealized gains (losses) on financial derivatives, net	356	55,794	38,623	66,897
Unrealized gains (losses) on real estate owned, net	(769)	(1,712)	(567)	(533)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(56,179)	18,660	(70,218)	1,133
Unrealized gains (losses) on unsecured borrowings, at fair value, net	(9,059)	(4,410)	(5,363)	2,100
Net change from HECM reverse mortgage loans, at fair value	158,554	99,929	510,757	295,170
Net change related to HMBS obligations, at fair value	(133,837)	(115,729)	(439,491)	(271,840)
Other, net	1,581	28,772	16,742	37,965
Total other income (loss)	33,351	26,220	135,396	112,559
Expenses
Base management fee to affiliate (Net of fee rebates of $63, $98, $227, and $381, respectively)(1)	6,031	4,890	17,572	14,759
Investment related expenses:
Servicing expense	6,334	5,261	17,805	15,036
Debt issuance costs related to Other secured borrowings, at fair value	1,991	—	5,103	—
Other	7,360	4,342	17,100	12,633
Professional fees	2,667	3,847	8,074	13,753
Compensation and benefits	18,987	14,675	49,983	45,261
Other expenses	7,554	6,437	21,927	18,544
Total expenses	50,924	39,452	137,564	119,986
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	16,054	14,282	96,111	72,303
Income tax expense (benefit)	12	224	214	328
Earnings (losses) from investments in unconsolidated entities	7,281	(978)	21,549	(3,403)
Net Income (Loss)	23,323	13,080	117,446	68,572
Net income (loss) attributable to non-controlling interests	315	509	1,697	3,090
Dividends on preferred stock	6,833	5,980	20,312	17,077
Net Income (Loss) Attributable to Common Stockholders	$16,175	$6,591	$95,437	$48,405
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.19	$0.10	$1.12	$0.72
(1)See Note 16 for further details on management fee rebates.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2023	$355,551	83,000,488	$83	$1,514,797	$(353,360)	$1,517,071	$18,541	$1,535,612
Net income (loss)					33,569	33,569	482	34,051
Net proceeds from the issuance of common stock(1)		2,103,725	2	26,854		26,856		26,856
Contributions from non-controlling interests							2,084	2,084
Common dividends					(36,589)	(36,589)	(347)	(36,936)
Preferred dividends					(6,654)	(6,654)		(6,654)
Distributions to non-controlling interests							(1,589)	(1,589)
Adjustment to non-controlling interests				(524)		(524)	524	—
Repurchase of shares of common stock		(47,565)	—	(524)		(524)		(524)
Share-based long term incentive plan unit awards				254		254	2	256
BALANCE, March 31, 2024	355,551	85,056,648	85	1,540,857	(363,034)	1,533,459	19,697	1,553,156
Net income (loss)					59,172	59,172	900	60,072
Net proceeds from the issuance of common stock(1)		—	—	—		—		—
Contributions from non-controlling interests							7,133	7,133
Common dividends					(33,166)	(33,166)	(326)	(33,492)
Preferred dividends					(6,825)	(6,825)		(6,825)
Distributions to non-controlling interests							(6,334)	(6,334)
Adjustment to non-controlling interests				(1)		(1)	1	—
Repurchase of shares of common stock		(14,735)	—	(161)		(161)		(161)
Share-based long term incentive plan unit awards				307		307	3	310
BALANCE, June 30, 2024	355,551	85,041,913	85	1,541,002	(343,853)	1,552,785	21,074	1,573,859
Net income (loss)					23,008	23,008	315	23,323
Net proceeds from the issuance of common stock(1)		5,612,166	6	72,728	—	72,734	—	72,734
Contributions from non-controlling interests							770	770
Common dividends					(34,468)	(34,468)	(328)	(34,796)
Preferred dividends					(6,833)	(6,833)		(6,833)
Cancellation of employee stock options(2)					—	—	(1,799)	(1,799)
Purchase of non-controlling interests(2)					—	—	(729)	(729)
Distributions to non-controlling interests							(1,192)	(1,192)
Conversion of non-controlling interest units to shares of common stock		7,657	—	106		106	(106)	—
Adjustment to non-controlling interests				(405)		(405)	405	—
Share-based long term incentive plan unit awards	—	—	—	309		309	3	312
BALANCE, September 30, 2024	$355,551	90,661,736	$91	$1,613,740	$(362,146)	$1,607,236	$18,413	$1,625,649

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
BALANCE, December 31, 2022	$227,432	63,812,215	$64	$1,259,352	$(290,881)	$1,195,967	$24,919	$1,220,886
Net income (loss)					44,033	44,033	720	44,753
Net proceeds from the issuance of common stock(1)		4,433,861	4	60,461		60,465		60,465
Net proceeds from the issuance of preferred stock(1)	96,488					96,488		96,488
Contributions from non-controlling interests							757	757
Common dividends					(30,297)	(30,297)	(367)	(30,664)
Preferred dividends					(5,117)	(5,117)		(5,117)
Distributions to non-controlling interests							(1,065)	(1,065)
Adjustment to non-controlling interests				37		37	(37)	—
Repurchase of shares of common stock		(1,061,000)	(1)	(12,071)		(12,072)		(12,072)
Share-based long term incentive plan unit awards				328		328	4	332
BALANCE, March 31, 2023	323,920	67,185,076	67	1,308,107	(282,262)	1,349,832	24,931	1,374,763
Net income (loss)					8,878	8,878	1,861	10,739
Contributions from non-controlling interests							842	842
Common dividends					(30,223)	(30,223)	(367)	(30,590)
Preferred dividends					(5,980)	(5,980)		(5,980)
Distributions to non-controlling interests							(5,172)	(5,172)
Repurchase of shares of common stock		(23,336)	—	(280)		(280)	—	(280)
Share-based long term incentive plan unit awards		—	—	331		331	4	335
BALANCE, June 30, 2023	323,920	67,161,740	67	1,308,158	(309,587)	1,322,558	22,099	1,344,657
Net income (loss)					12,571	12,571	509	13,080
Net proceeds from the issuance of common stock(1)		1,066,221	1	14,542		14,543		14,543
Contributions from non-controlling interests							5,339	5,339
Common dividends					(30,626)	(30,626)	(366)	(30,992)
Preferred dividends					(5,980)	(5,980)	—	(5,980)
Distributions to non-controlling interests							(3,552)	(3,552)
Conversion of non-controlling interest units to shares of common stock		6,199	—	90		90	(90)	—
Adjustment to non-controlling interests				16		16	(16)	—
Share-based long term incentive plan unit awards				318		318	4	322
BALANCE, September 30, 2023	$323,920	68,234,160	$68	$1,323,124	$(333,622)	$1,313,490	$23,927	$1,337,417
(1)Net of discounts and commissions and offering costs.
(2)See Note 18—Non-Controlling Interests in Longbridge for additional details.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2024	September 30, 2023
(In thousands)
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(289,745)	$(162,904)
Cash Flows from Investing Activities:
Purchase of securities	(644,770)	(1,742,351)
Purchase and origination of loans	(3,065,592)	(2,280,632)
Receipt of distributions on Forward MSR-related investments	23,211	—
Capital improvements of real estate owned	—	(37)
Proceeds from disposition of securities	1,153,508	1,525,663
Proceeds from disposition of loans	194,088	29,491
Contributions to investments in unconsolidated entities	(89,653)	(47,834)
Distributions from investments in unconsolidated entities	193,604	134,060
Proceeds from disposition of real estate owned	36,393	24,063
Proceeds from FHA insurance claims and other receivables on HECM loans	45,151	82,115
Proceeds from principal payments of securities	116,124	127,309
Proceeds from principal payments of loans	1,904,823	1,946,981
Proceeds from securities sold short	335,500	288,283
Repurchase of securities sold short	(188,563)	(332,556)
Payments on financial derivatives	(215,825)	(201,306)
Proceeds from financial derivatives	202,759	216,473
Increase in cash resulting from consolidation of securitization trust, net	6,790	—
Payments made on reverse repurchase agreements	(24,988,708)	(27,907,320)
Proceeds from reverse repurchase agreements	24,830,540	27,958,839
Due from brokers, net	34,714	9,413
Due to brokers, net	9,006	47,809
Net cash provided by (used in) investing activities	(106,900)	(121,537)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	100,202	75,194
Net proceeds from the issuance of preferred stock(1)	—	96,850
Offering costs paid	(688)	(635)
Repurchase of common stock	(685)	(12,352)
Dividends paid	(121,172)	(107,223)
Contributions from non-controlling interests	9,567	6,690
Distributions to non-controlling interests	(9,115)	(9,789)
Purchase of non-controlling interests	(729)	—
Proceeds from issuance of Other secured borrowings	1,332,320	1,323,595
Principal payments on Other secured borrowings	(1,293,250)	(1,368,132)
Borrowings under repurchase agreements	48,256,900	28,939,166
Repayments of repurchase agreements	(48,121,677)	(28,834,355)
Proceeds from issuance of Other secured borrowings, at fair value, net	66,476	—
Proceeds from issuance of HMBS	1,003,362	1,096,682
Principal payments on HMBS-related obligations, at fair value	(814,011)	(954,353)
Due from brokers, net	1,469	(11,114)
Due to brokers, net	(14,566)	(1,384)
Net cash provided by (used in) financing activities	$394,403	238,840

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2024	September 30, 2023
(In thousands)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(2,242)	(45,601)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	230,545	221,869
Cash, Cash Equivalents, and Restricted Cash, End of Period	$228,303	$176,268
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents, beginning of period	$228,927	$217,053
Restricted cash, beginning of period	1,618	4,816
Cash and cash equivalents and restricted cash, beginning of period	230,545	221,869
Cash and cash equivalents, end of period	217,725	174,664
Restricted cash, end of period	10,578	1,604
Cash and cash equivalents and restricted cash, end of period	228,303	176,268
Supplemental disclosure of cash flow information:
Interest paid	$212,880	$194,126
Income tax paid (refunded)	294	(458)
Dividends payable	15,892	14,343
Transfers from mortgage loans to real estate owned (non-cash)	48,396	20,181
Transfers from mortgage loans to other sales and claims receivable (non-cash)	46,486	81,218
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	143,936	67,435
Transfers of HMBS obligations to third-party related to termination of HECM CT Agreement(2), at fair value	(305,381)	—
Transfers of reverse mortgage loans to third-party related to termination of HECM CT Agreement(2), at fair value	305,196	—
Transfers from corporate loans to investments in unconsolidated entities (non-cash)	—	665
Transfers from securities to corporate loans (non-cash)	500	—
Transfers from securities to residential mortgage loans (non-cash)	60	—
Contributions to investments in unconsolidated entities (non-cash)	(10,527)	(7,957)
Purchase of investments (non-cash)	(16,488)	(25,580)
Purchase of loans, net (non-cash)	—	(69,610)
Loans acquired in consolidation of securitization trust, net (non-cash)	(52,368)	—
Proceeds from the disposition of loans (non-cash)	189,921	174,181
Proceeds from principal payments of investments (non-cash)	106,417	135,153
Principal payments on Other secured borrowings, at fair value (non-cash)	(115,638)	(135,153)
Proceeds received from Other secured borrowings, at fair value (non-cash)	303,195	—
Other secured borrowings, at fair value assumed in consolidation of securitization trust (non-cash)	58,195	—
Proceeds from issuance of Other secured borrowings, net (non-cash)	—	69,610
Repayments of repurchase agreements (non-cash)	(460,608)	(141,453)
Debt issuance costs related to Other secured borrowings, at fair value (non-cash)	(5,103)	—
(1)Net of discounts and commissions.
(2)See Note 13. Securitization Transactions—Issuance of HMBS for details.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
The Company enters into credit default swaps. A credit default swap is a contract under which one party agrees to compensate another party for the financial loss associated with the occurrence of a "credit event" in relation to a "reference amount" or notional value of a "reference asset" (usually a bond or an index or basket of bonds). The definition of a credit event may vary from contract to contract. A credit event may occur (i) when the reference asset (or underlying asset, in the case of a reference asset that is an index or basket) fails to make scheduled principal or interest payments to its holders, (ii) with respect to credit default swaps referencing mortgage/asset-backed securities and indices, when the reference asset (or underlying asset, in the case of a reference asset that is an index or basket) is downgraded below a certain rating level, or (iii) with respect to credit default swaps referencing corporate entities and indices, upon the bankruptcy of the obligor of the reference asset (or underlying obligor, in the case of a reference asset that is an index). The Company typically writes (sells) protection to take a "long" position with respect to the underlying reference assets, or purchases (buys) protection to take a "short" position with respect to the underlying reference assets or to hedge exposure to other investment holdings.
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

(Z) Non-controlling interests: Non-controlling interests include interests in the Operating Partnership represented by units convertible into shares of the Company's common stock ("Convertible Non-controlling Interests"). Convertible Non-controlling Interests include both the OP LTIP Units and those common units ("OP Units") of the Operating Partnership not held by the Company (collectively, the "Convertible Non-controlling Interest Units"). Non-controlling interests also include the interests of joint venture partners in certain of the Company's consolidated subsidiaries. The joint venture partners' interests are not convertible into shares of the Company's common stock. The Company adjusts the Convertible Non-controlling Interests to align their carrying value with their share of total outstanding Operating Partnership units, including both the OP Units held by the Company and the Convertible Non-controlling Interests. Any such adjustments are reflected in Adjustment to non-controlling interests, on the Condensed Consolidated Statement of Changes in Equity. Prior to September 30, 2024, non-controlling interests also include a minority ownership stake of Longbridge by employees of Longbridge. See Note 18 for further discussion of non-controlling interests.
(AA) Dividends: Dividends payable on shares of common stock and Convertible Non-controlling Interest Units are recorded on the declaration date. Dividends on shares of preferred stock are accrued daily based on contractual rates.
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
The Company's reporting currency is U.S. Dollars. If the Company has investments in unconsolidated entities that have a functional currency other than U.S. Dollars, the fair value is translated to U.S. dollars using the current exchange rate at the valuation date. The cumulative remeasurement adjustment, if any, associated with the Company's investments in unconsolidated entities is recorded in accumulated other comprehensive income (loss), a component of consolidated stockholders' equity.
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

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:
September 30, 2024:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$383,107	$11,536	$394,643
Non-Agency RMBS	—	87,094	87,877	174,971
CMBS	—	19,544	19,393	38,937
CLOs	—	48,985	25,904	74,889
Asset-backed securities, backed by consumer loans	—	—	65,711	65,711
Other ABS	—	—	32,487	32,487
Corporate debt securities	—	—	13,666	13,666
Corporate equity securities	5,550	—	10,220	15,770
U.S. Treasury securities	—	252,700	—	252,700
Loans, at fair value:
Residential mortgage loans	—	—	3,618,233	3,618,233
Commercial mortgage loans	—	—	293,262	293,262
Consumer loans	—	—	670	670
Corporate loans	—	—	3,745	3,745
Reverse mortgage loans	—	—	9,603,876	9,603,876
Forward MSR-related investments, at fair value	—	—	149,831	149,831
MSRs, at fair value	—	—	28,877	28,877
Loan commitments, at fair value	—	—	5,955	5,955
Loan purchase commitments, at fair value	—	—	1,348	1,348
Investment in unconsolidated entities, at fair value	—	—	188,475	188,475
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	6	6
Credit default swaps on asset-backed indices	—	1,928	—	1,928
Credit default swaps on corporate bonds	—	60	—	60
Credit default swaps on corporate bond indices	—	8,584	—	8,584
Interest rate swaps	—	137,455	—	137,455
TBAs	—	1,488	—	1,488
Warrants	—	53	—	53
Futures	105	—	—	105
Total assets	$5,655	$940,998	$14,161,072	$15,107,725

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(304,918)	$—	$(304,918)
Financial derivatives–liabilities, at fair value:
Credit default swaps on corporate bonds	—	(244)	—	(244)
Credit default swaps on corporate bond indices	—	(24,327)	—	(24,327)
Interest rate swaps	—	(23,231)	—	(23,231)
TBAs	—	(841)	—	(841)
Futures	(334)	—	—	(334)
Forwards	—	(266)	—	(266)
Other secured borrowings, at fair value	—	—	(1,813,755)	(1,813,755)
HMBS-related obligations, at fair value	—	—	(8,790,589)	(8,790,589)
Unsecured borrowings, at fair value	—	—	(278,128)	(278,128)
Total liabilities	$(334)	$(353,827)	$(10,882,472)	$(11,236,633)
December 31, 2023:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$847,712	$5,512	$853,224
Non-Agency RMBS	—	150,349	155,240	305,589
CMBS	—	31,289	14,143	45,432
CLOs	—	17,539	20,439	37,978
Asset-backed securities, backed by consumer loans	—	—	74,226	74,226
Other ABS	—	—	7,696	7,696
Corporate debt securities	—	—	8,041	8,041
Corporate equity securities	8,834	—	12,294	21,128
U.S. Treasury securities	—	165,063	—	165,063
Loans, at fair value:
Residential mortgage loans	—	—	3,093,912	3,093,912
Commercial mortgage loans	—	—	266,595	266,595
Consumer loans	—	—	1,759	1,759
Corporate loans	—	—	5,819	5,819
Reverse mortgage loans	—	—	8,938,551	8,938,551
Forward MSR-related investments, at fair value	—	—	163,336	163,336
MSRs, at fair value	—	—	29,580	29,580
Servicing asset, at fair value	—	—	1,327	1,327
Loan commitments, at fair value	—	—	2,584	2,584
Investment in unconsolidated entities, at fair value	—	—	116,414	116,414

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	$—	$—	$8	$8
Credit default swaps on asset-backed indices	—	3,318	—	3,318
Credit default swaps on corporate bonds	—	25	—	25
Credit default swaps on corporate bond indices	—	7,259	—	7,259
Interest rate swaps	—	129,239	—	129,239
Total return swaps	—	—	6	6
TBAs	—	2,182	—	2,182
Warrants	—	1,702	—	1,702
Futures	245	—	—	245
Forwards	—	12	—	12
Total assets	$9,079	$1,355,689	$12,917,482	$14,282,250
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(154,303)	$—	$(154,303)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(32)	—	(32)
Credit default swaps on corporate bonds	—	(225)	—	(225)
Credit default swaps on corporate bond indices	—	(15,894)	—	(15,894)
Interest rate swaps	—	(31,745)	—	(31,745)
TBAs	—	(5,820)	—	(5,820)
Futures	(7,990)	—	—	(7,990)
Forwards	—	(70)	—	(70)
Other secured borrowings, at fair value	—	—	(1,424,668)	(1,424,668)
HMBS-related obligations, at fair value	—	—	(8,423,235)	(8,423,235)
Unsecured borrowings, at fair value	—	—	(272,765)	(272,765)
Total liabilities	$(7,990)	$(208,089)	$(10,120,668)	$(10,336,747)

The tables below include roll-forwards of the Company's financial instruments for the three- and nine-month periods ended September 30, 2024 and 2023 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended September 30, 2024

(In thousands)	Beginning Balance as of June 30, 2024	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2024
Assets:
Securities, at fair value:
Agency RMBS	$7,482	$(317)	$91	$586	$4,656	$(983)	$277	$(256)	$11,536
Non-Agency RMBS	84,811	(1,130)	(326)	3,428	29,207	(19,579)	918	(9,452)	87,877
CMBS	18,245	197	157	406	—	(3,483)	6,111	(2,240)	19,393
CLOs	35,697	(1,513)	363	(193)	—	(8,611)	2,103	(1,942)	25,904
Asset-backed securities backed by consumer loans	68,924	(1,304)	(5,469)	2,869	7,113	(6,422)	—	—	65,711
Other ABS	31,196	(178)	—	2,291	1,062	(1,884)	—	—	32,487
Corporate debt securities	15,066	—	637	(1,030)	6,232	(7,239)	—	—	13,666
Corporate equity securities	10,162	—	—	(98)	156	—	—	—	10,220
Loans, at fair value:
Residential mortgage loans	3,101,615	(218)	(7,250)	83,967	867,769	(427,650)	—	—	3,618,233
Commercial mortgage loans	266,220	31	—	(1,775)	52,597	(23,811)	—	—	293,262
Consumer loans	949	(51)	(9)	(4)	13	(228)	—	—	670
Corporate loans	4,933	—	—	(1,188)	100	(100)	—	—	3,745
Reverse mortgage loans(3)	9,472,389	—	(19)	180,728	478,484	(527,706)	—	—	9,603,876
Forward MSR-related investments, at fair value	158,031	4,041	—	(4,521)	—	(7,720)	—	—	149,831
MSRs, at fair value(3)	29,538	—	—	(661)	—	—	—	—	28,877
Loan commitments, at fair value	5,623	—	—	332	—	—	—	—	5,955
Loan purchase commitments, at fair value	275	—	—	1,073	—	—	—	—	1,348
Investments in unconsolidated entities, at fair value	163,182	—	—	7,281	56,785	(38,773)	—	—	188,475
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	8	—	—	(2)	—	—	—	—	6
Total return swaps	3	—	(4)	(3)	5	(1)	—	—	—
Total assets, at fair value	$13,474,349	$(442)	$(11,829)	$273,486	$1,504,179	$(1,074,190)	$9,409	$(13,890)	$14,161,072
Liabilities:
Servicing liability, at fair value	$(232)	$—	$590	$(358)	$—	$—	$—	$—	$—
Other secured borrowings, at fair value	(1,585,838)	(2,890)	—	(59,288)	41,442	(207,181)	—	—	(1,813,755)
Unsecured borrowings, at fair value	(269,069)	—	—	(9,059)	—	—	—	—	(278,128)
HMBS-related obligations, at fair value	(8,832,058)	—	—	(133,837)	527,944	(352,638)	—	—	(8,790,589)
Total liabilities, at fair value	$(10,687,197)	$(2,890)	$590	$(202,542)	$569,386	$(559,819)	$—	$—	$(10,882,472)
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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2024, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2024. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at September 30, 2024.

(In thousands)	Three-Month Period Ended September 30, 2024
Securities, at fair value	$6,909
Loans, at fair value	261,765
Forward MSR-related investments	(4,521)
MSRs	(661)
Loan commitments	332
Loan purchase commitments	1,073
Investments in unconsolidated entities	3,854
Financial derivatives-assets	(3)
Other secured borrowings, at fair value	(59,288)
Unsecured borrowings, at fair value	(9,059)
HMBS-related obligations, at fair value	(133,837)
At September 30, 2024, the Company transferred $13.9 million of assets from Level 3 to Level 2 and $9.4 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Three-Month Period Ended September 30, 2023

(In thousands)	Beginning Balance as of June 30, 2023	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2023
Assets:
Securities, at fair value:
Agency RMBS	$5,355	$(353)	$(358)	$188	$—	$(597)	$183	$(352)	$4,066
Non-Agency RMBS	168,609	(239)	(124)	(4,375)	9,739	(1,729)	534	(2,190)	170,225
CMBS	12,308	130	26	(904)	1,314	(318)	1,576	(720)	13,412
CLOs	19,733	(359)	(6,183)	5,729	2,069	(134)	550	(5,535)	15,870
Asset-backed securities backed by consumer loans	77,139	(1,885)	(4,864)	11	18,070	(7,947)	—	—	80,524
Other ABS	—	26	—	7	1,252	—	—	—	1,285
Corporate debt securities	9,633	—	306	(107)	2,209	(1,749)	—	—	10,292
Corporate equity securities	10,736	—	(206)	218	479	(934)	—	—	10,293
Loans, at fair value:
Residential mortgage loans	2,993,683	(2,176)	913	(25,384)	393,880	(373,401)	—	—	2,987,515
Commercial mortgage loans	348,360	—	2	(4,647)	63,567	(116,338)	—	—	290,944
Consumer loans	3,059	(199)	(192)	194	137	(591)	—	—	2,408
Corporate loans	6,532	—	—	—	544	(453)	—	—	6,623
Reverse mortgage loans(3)	8,471,061	—	—	98,686	435,094	(371,459)	—	—	8,633,382
MSRs, at fair value(3)	7,473	—	—	22,180	—	—	—	—	29,653
Servicing asset, at fair value	1,304	—	—	991	—	—	—	—	2,295
Loan commitments, at fair value	3,800	—	—	(48)	—	—	—	—	3,752
Investments in unconsolidated entities, at fair value	118,420	—	2,301	(3,279)	42,289	(46,257)	—	—	113,474
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	76	—	—	—	—	—	—	—	76
Total return swaps	—	—	30	16	—	(30)	—	—	16
Total assets, at fair value	$12,257,281	$(5,055)	$(8,349)	$89,476	$970,643	$(921,937)	$2,843	$(8,797)	$12,376,105
Liabilities:
Other secured borrowings, at fair value	(1,472,368)	(308)	—	18,660	49,449	—	—	—	(1,404,567)
Unsecured borrowings, at fair value	(185,325)	—	—	(4,410)	—	—	—	—	(189,735)
HMBS-related obligations, at fair value	(8,055,288)	—	—	(115,729)	357,638	(368,543)	—	—	(8,181,922)
Total liabilities, at fair value	$(9,712,981)	$(308)	$—	$(101,479)	$407,087	$(368,543)	$—	$—	$(9,776,224)
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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2023, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2023. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at September 30, 2023.

(In thousands)	Three-Month Period Ended September 30, 2023
Securities, at fair value	$1,333
Loans, at fair value	68,576
MSRs	22,180
Servicing asset	991
Loan commitments	(48)
Investments in unconsolidated entities	(4,022)
Financial derivatives-assets	16
Other secured borrowings, at fair value	18,660
Unsecured borrowings, at fair value	(4,410)
HMBS-related obligations, at fair value	(115,729)
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

Nine-Month Period Ended September 30, 2024

(In thousands)	Beginning Balance as of December 31, 2023	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2024
Assets:
Securities, at fair value:
Agency RMBS	$5,512	$(688)	$59	$207	$5,564	$(1,114)	$2,935	$(939)	$11,536
Non-Agency RMBS	155,240	(2,684)	(4,186)	24,159	51,618	(121,468)	2,069	(16,871)	87,877
CMBS	14,143	635	294	(190)	6,092	(4,580)	6,963	(3,964)	19,393
CLOs	20,439	(2,189)	(3,061)	905	69,421	(50,793)	3,711	(12,529)	25,904
Asset-backed securities backed by consumer loans	74,226	(5,129)	(7,734)	2,949	23,212	(21,813)	—	—	65,711
Other ABS	7,696	(23)	—	3,936	23,456	(2,578)	—	—	32,487
Corporate debt securities	8,041	—	160	(350)	15,641	(9,826)	—	—	13,666
Corporate equity securities	12,294	—	549	(605)	320	(2,338)	—	—	10,220
Loans, at fair value:
Residential mortgage loans	3,093,912	(2,042)	(12,716)	104,743	2,063,012	(1,628,676)	—	—	3,618,233
Commercial mortgage loans	266,595	31	(44)	43	268,006	(241,369)	—	—	293,262
Consumer loans	1,759	(286)	17	(1)	153	(972)	—	—	670
Corporate loans	5,819	—	—	(1,288)	828	(1,614)	—	—	3,745
Reverse mortgage loans(3)	8,938,551	—	(19)	532,180	1,217,247	(1,084,083)	—	—	9,603,876
Forward MSR-related investments, at fair value	163,336	11,285	—	(1,579)	—	(23,211)	—	—	149,831
MSRs, at fair value(3)	29,580	—	—	(703)	—	—	—	—	28,877
Servicing asset, at fair value	1,327	—	590	(1,917)	—	—	—	—	—
Loan commitments, at fair value	2,584	—	—	3,371	—	—	—	—	5,955
Loan purchase commitments, at fair value	—	—	—	1,348	—	—	—	—	1,348
Investments in unconsolidated entities, at fair value	116,414	—	7,948	13,601	244,116	(193,604)	—	—	188,475
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	8	—	(1)	(2)	1	—	—	—	6
Total return swaps	6	—	33	(6)	6	(39)	—	—	—
Total assets, at fair value	$12,917,482	$(1,090)	$(18,111)	$680,801	$3,988,693	$(3,388,078)	$15,678	$(34,303)	$14,161,072
Liabilities:
Other secured borrowings, at fair value	(1,424,668)	(3,532)	—	(73,327)	115,638	(427,866)	—	—	(1,813,755)
Unsecured borrowings, at fair value	(272,765)	—	—	(5,363)	—	—	—	—	(278,128)
HMBS-related obligations, at fair value	(8,423,235)	—	—	(439,491)	1,075,499	(1,003,362)	—	—	(8,790,589)
Total liabilities, at fair value	$(10,120,668)	$(3,532)	$—	$(518,181)	$1,191,137	$(1,431,228)	$—	$—	$(10,882,472)
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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2024, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2024. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at September 30, 2024.

(In thousands)	Nine-Month Period Ended September 30, 2024
Securities, at fair value	$11,552
Loans, at fair value	635,425
Forward MSR-related investments	(1,579)
MSRs	(703)
Loan purchase commitments	1,348
Loan commitments	3,371
Investments in unconsolidated entities	6,055
Financial derivatives-assets	(2)
Other secured borrowings, at fair value	(73,327)
Unsecured borrowings, at fair value	(5,363)
HMBS-related obligations, at fair value	(439,491)
At September 30, 2024, the Company transferred $34.3 million of assets from Level 3 to Level 2 and $15.7 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Nine-Month Period Ended September 30, 2023

(In thousands)	Beginning Balance as of December 31, 2022	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2023
Assets:
Securities, at fair value:
Agency RMBS	$7,027	$(987)	$(669)	$621	$336	$(1,561)	$1,143	$(1,844)	$4,066
Non-Agency RMBS	132,502	(78)	1,764	(12,268)	39,654	(32,586)	50,768	(9,531)	170,225
CMBS	12,649	210	23	(3,337)	3,441	(459)	3,101	(2,216)	13,412
CLOs	24,598	(289)	(5,944)	3,778	6,112	(7,009)	2,304	(7,680)	15,870
Asset-backed securities backed by consumer loans	73,644	(4,202)	(11,573)	2,148	47,762	(27,255)	—	—	80,524
Other ABS	—	26	—	7	1,252	—	—	—	1,285
Corporate debt securities	7,533	—	(784)	633	13,463	(10,553)	—	—	10,292
Corporate equity securities	11,111	—	(210)	599	1,573	(2,780)	—	—	10,293
Loans, at fair value:
Residential mortgage loans	3,115,518	(6,408)	(7,614)	13,061	1,073,182	(1,200,224)	—	—	2,987,515
Commercial mortgage loans	404,324	—	2	(54)	127,012	(240,340)	—	—	290,944
Consumer loans	4,843	(675)	(387)	150	587	(2,110)	—	—	2,408
Corporate loans	4,086	—	354	10	3,961	(1,788)	—	—	6,623
Reverse mortgage loans(3)	8,097,237	—	(3)	309,647	1,280,465	(1,053,964)	—	—	8,633,382
MSRs, at fair value(3)	8,108	—	—	21,545	—	—	—	—	29,653
Servicing asset, at fair value	999	—	—	1,296	—	—	—	—	2,295
Loan commitments, at fair value	3,060	—	—	692	—	—	—	—	3,752
Investments in unconsolidated entities, at fair value	127,046	—	2,527	(5,930)	123,891	(134,060)	—	—	113,474
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	76	—	—	—	—	—	—	—	76
Total return swaps	—	—	30	16	—	(30)	—	—	16
Total assets, at fair value	$12,034,361	$(12,403)	$(22,484)	$332,614	$2,722,691	$(2,714,719)	$57,316	$(21,271)	$12,376,105
Liabilities:
Other secured borrowings, at fair value	$(1,539,881)	$(972)	$—	$1,133	$135,153	$—	$—	$—	$(1,404,567)
Unsecured borrowings, at fair value	(191,835)	—	—	2,100	—	—	—	—	(189,735)
HMBS-related obligations, at fair value	(7,787,155)	—	—	(271,840)	973,755	(1,096,682)	—	—	(8,181,922)
Total liabilities, at fair value	$(9,518,871)	$(972)	$—	$(268,607)	$1,108,908	$(1,096,682)	$—	$—	$(9,776,224)
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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2023, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2023. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at September 30, 2023.

(In thousands)	Nine-Month Period Ended September 30, 2023
Securities, at fair value	$(11,948)
Loans, at fair value	321,962
MSRs, at fair value	21,545
Servicing asset, at fair value	1,296
Loan commitments, at fair value	692
Investments in unconsolidated entities, at fair value	(6,697)
Financial derivatives-assets	16
Other secured borrowings, at fair value	1,133
Unsecured borrowings, at fair value	2,100
HMBS-related obligations, at fair value	(271,840)
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
The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$217,725	$217,725	$228,927	$228,927
Restricted cash	10,578	10,578	1,618	1,618
Due from brokers	16,048	16,048	51,884	51,884
Reverse repurchase agreements	331,630	331,630	173,145	173,145
Liabilities:
Repurchase agreements	2,642,052	2,642,052	2,967,437	2,967,437
Other secured borrowings	284,897	284,897	245,827	245,827
Due to brokers	55,529	55,529	62,442	62,442
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

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2024:
September 30, 2024:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$28,944	Market Quotes	Non Binding Third-Party Valuation	$1.14	$132.18	$81.84
	58,933	Discounted Cash Flows
	87,877		Yield	0.0%	99.8%	10.2%
			Projected Collateral Prepayments	0.0%	100.0%	59.2%
			Projected Collateral Losses	0.0%	50.7%	2.9%
			Projected Collateral Recoveries	0.0%	19.1%	6.1%
Non-Agency CMBS	16,546	Market Quotes	Non Binding Third-Party Valuation	$4.39	$95.12	$57.41
	2,847	Discounted Cash Flows
	19,393		Yield	8.7%	21.6%	14.0%
			Projected Collateral Losses	0.0%	80.0%	6.8%
			Projected Collateral Recoveries	20.0%	100.0%	92.4%
CLOs	19,502	Market Quotes	Non Binding Third-Party Valuation	$11.50	$100.80	$71.00
	6,402	Discounted Cash Flows
	25,904		Yield	7.8%	56.3%	16.3%
Agency interest only RMBS	2,846	Market Quotes	Non Binding Third-Party Valuation	$2.13	$19.09	$14.13
	8,690	Option Adjusted Spread ("OAS")
	11,536		LIBOR OAS(1)	24	3,287	449
			Projected Collateral Prepayments	0.0%	100.0%	51.2%
ABS	23,707	Market Quotes	Non Binding Third-Party Valuation	$4.85	$94.53	$72.77
	74,491	Discounted Cash Flows
	98,198		Yield	9.0%	34.6%	11.4%
			Projected Collateral Prepayments	0.0%	82.6%	18.5%
			Projected Collateral Losses	0.0%	34.8%	18.6%
Corporate debt and equity	23,886	Discounted Cash Flows	Yield	0.0%	108.0%	16.5%
Performing and re-performing residential mortgage loans	1,885,115	Discounted Cash Flows	Yield	0.6%	33.0%	8.1%
Securitized residential mortgage loans(2)(3)	1,521,420	Market Quotes	Non Binding Third-Party Valuation	$27.36	$103.59	$90.45
	59,762	Discounted Cash Flows
	1,581,182		Yield	2.6%	10.4%	4.5%
Non-performing residential mortgage loans	151,936	Discounted Cash Flows	Yield	0.0%	56.6%	13.3%
			Recovery Amount	4.6%	247.4%	103.8%
			Months to Resolution	3.0	125.9	23.3
Performing commercial mortgage loans	221,457	Discounted Cash Flows	Yield	9.6%	13.0%	11.2%
Non-performing commercial mortgage loans	71,805	Discounted Cash Flows	Yield	0.5%	22.0%	13.2%
			Recovery Amount	0.0%	103.1%	42.0%
			Months to Resolution	2.0	9.0	6.1

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Consumer loans	670	Discounted Cash Flows	Yield	8.9%	12.8%	11.4%
			Projected Collateral Prepayments	—%	28.9%	10.8%
			Projected Collateral Losses	0.3%	93.8%	23.5%
Corporate loans	3,745	Discounted Cash Flows	Yield	6.9%	32.0%	15.6%
Reverse Mortgage Loans—HECM	8,996,923	Discounted Cash Flows	Yield	2.5%	5.8%	4.1%
			Conditional Prepayment Rate	1.8%	35.0%	7.5%
Reverse Mortgage Loans—HECM buyouts	18,834	Discounted Cash Flows	Yield	7.7%	14.1%	10.3%
			Months to Resolution	1.0	73.0	20.5
Reverse Mortgage Loans—Unsecuritized Proprietary	197,558	Discounted Cash Flows	Yield	6.5%	8.2%	7.2%
			Conditional Prepayment Rate	12.0%	41.7%	14.9%
Reverse Mortgage Loans—Securitized Proprietary(2)	390,561	Market Quotes	Non Binding Third-Party Valuation	$92.21	$114.42	$109.82
			Yield	6.4%	9.1%	6.7%
Forward MSR-related investments	149,831	Discounted Cash Flows	Yield	9.5%	9.5%	9.5%
			Conditional Prepayment Rate	6.3%	6.3%	6.3%
MSRs	28,877	Discounted Cash Flows	Yield	17.4%	17.4%	17.4%
			Conditional Prepayment Rate	10.1%	35.5%	15.1%
Loan Purchase Commitments	1,348	Transaction Price	Yield	6.3%	6.7%	6.5%
Loan Commitments	5,955	Discounted Cash Flows	Pull-through rate	60.6%	99.4%	73.2%
			Cost to originate	3.5%	7.2%	5.1%
Investment in unconsolidated entities—Loan origination entities	38,351	Enterprise Value	Equity Price-to-Book(4)	1.2x	1.6x	1.4x
Investment in unconsolidated entities—Other	147,424	Enterprise Value	Net Asset Value	n/a	n/a	n/a
Investment in unconsolidated entities—Loan origination-related entities	2,700	Recent Transactions	Transaction Price	n/a	n/a	n/a
	188,475
Credit default swaps on asset-backed securities	6	Net Discounted Cash Flows	Projected Collateral Prepayments	22.9%	22.9%	22.9%
			Projected Collateral Losses	8.6%	8.6%	8.6%
			Projected Collateral Recoveries	12.3%	12.3%	12.3%
Other secured borrowings, at fair value(2)	(1,813,755)	Market Quotes	Non Binding Third-Party Valuation	$50.00	$103.59	$91.58
			Yield	5.4%	9.9%	6.2%
			Projected Collateral Prepayments	9.5%	100.0%	96.9%
HMBS-related obligations, at fair value	(8,790,589)	Discounted Cash Flows	Yield	2.4%	5.6%	4.0%
			Conditional Prepayment Rate	6.7%	35.0%	7.5%
Unsecured borrowings, at fair value	(278,128)	Market Quotes	Non Binding Third-Party Valuation	$75.00	$99.12	$93.59
(1)Shown in basis points.
(2)Securitized residential mortgage loans, Reverse Mortgage Loans—Securitized Proprietary, and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(3)Includes $55.1 million of non-performing securitized residential mortgage loans.
(4)Represents an estimation of where market participants might value an enterprise on a price-to-book basis. For the range minimum, the range maximum, and the weighted average price-to-book ratio, excludes investments in unconsolidated entities with a total fair value of $0.5 million. Including such investments the weighted average price-to-book ratio was 1.6x.

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

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of September 30, 2024 and December 31, 2023.
September 30, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$21,968	$149	$22,117	$82	$(1,144)	$21,055	2.81%	2.65%	3.29
30-year fixed-rate mortgages	339,440	(1,980)	337,460	4,120	(16,294)	325,286	4.16%	4.09%	6.52
Reverse mortgages	31,840	3,239	35,079	353	(1,709)	33,723	6.74%	3.57%	4.46
Interest only securities	n/a	n/a	13,780	1,224	(425)	14,579	1.10%	11.43%	7.02
Non-Agency RMBS	186,760	(74,759)	112,001	14,012	(5,770)	120,243	5.83%	9.88%	4.19
CMBS	78,372	(30,517)	47,855	1,496	(12,969)	36,382	3.72%	10.73%	4.85
Non-Agency interest only securities	n/a	n/a	52,329	10,158	(5,204)	57,283	0.17%	11.96%	5.86
CLOs	n/a	n/a	80,516	1,754	(7,381)	74,889	3.08%	12.50%	5.63
ABS	222,173	(193,859)	28,314	4,173	—	32,487	2.88%	19.30%	3.40
ABS backed by consumer loans	152,926	(80,239)	72,687	1,276	(8,252)	65,711	5.97%	10.10%	1.58
Corporate debt	42,744	(29,017)	13,727	708	(769)	13,666	—%	—%	2.56
Corporate equity	n/a	n/a	21,597	1,378	(7,205)	15,770	n/a	n/a	n/a
U.S. Treasury securities	243,569	1,788	245,357	7,358	(15)	252,700	4.30%	4.01%	8.07
Total Long	1,319,792	(405,195)	1,082,819	48,092	(67,137)	1,063,774	4.30%	6.88%	5.89
Short:
U.S. Treasury securities	(270,592)	(4,141)	(274,733)	59	(3,124)	(277,798)	4.11%	3.81%	6.85
European sovereign bonds	(27,488)	(251)	(27,739)	619	—	(27,120)	0.01%	0.15%	0.44
Total Short	(298,080)	(4,392)	(302,472)	678	(3,124)	(304,918)	3.73%	3.47%	6.28
Total	$1,021,712	$(409,587)	$780,347	$48,770	$(70,261)	$758,856	4.19%	6.12%	5.98
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

The following tables detail weighted average life of the Company's Agency RMBS as of September 30, 2024 and December 31, 2023.
September 30, 2024:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$65,378	$64,690	5.71%	$1,081	$1,162	1.20%
Greater than three years and less than seven years	143,622	147,683	5.10%	6,624	5,915	1.44%
Greater than seven years and less than eleven years	171,064	182,283	3.20%	6,324	6,137	0.88%
Greater than eleven years	—	—	—%	550	566	0.55%
Total	$380,064	$394,656	4.30%	$14,579	$13,780	1.10%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of September 30, 2024 and December 31, 2023.
September 30, 2024:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$70,168	$69,719	4.86%	$23,878	$24,673	0.18%	$94,401	$102,710	2.83%
Greater than three years and less than seven years	53,226	49,383	6.81%	8,800	9,725	0.17%	68,100	68,268	6.62%
Greater than seven years and less than eleven years	31,182	39,629	4.16%	24,303	17,694	0.16%	24,252	24,266	2.08%
Greater than eleven years	2,049	1,125	4.83%	302	237	1.24%	—	—	—%
Total	$156,625	$159,856	5.21%	$57,283	$52,329	0.17%	$186,753	$195,244	3.47%
(1)Expected average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
(2)Other Securities includes ABS and corporate debt.
(3)Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.

December 31, 2023:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)(3)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(4)
Less than three years	$116,076	$117,707	4.41%	$3,885	$4,535	0.10%	$99,770	$114,709	6.02%
Greater than three years and less than seven years	131,314	135,591	7.05%	11,014	11,343	0.28%	19,469	20,981	7.71%
Greater than seven years and less than eleven years	58,741	74,401	5.04%	23,555	19,072	0.15%	8,702	8,613	1.34%
Greater than eleven years	6,114	14,280	0.38%	322	264	1.25%	—	—	—%
Total	$312,245	$341,979	5.04%	$38,776	$35,214	0.17%	$127,941	$144,303	6.02%
(1)Expected average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
(2)Other Securities includes ABS backed by consumer loans and corporate debt.
(3)Conformed to current period presentation to exclude U.S. Treasury securities. Including such U.S. Treasury securities, CLOs and Other Securities had an aggregate fair value of $293.0 million, amortized cost of $307.4 million, and a weighted average coupon of 5.40%.
(4)Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.
The following table details the components of interest income by security type for the three- and nine-month periods ended September 30, 2024 and 2023:

	Three-Month Period Ended
(In thousands)	September 30, 2024			September 30, 2023
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$5,673	$(239)	$5,434	$10,894	$(403)	$10,491
Non-Agency RMBS and CMBS	7,663	(1,053)	6,610	7,811	(95)	7,716
CLOs	5,719	(1,800)	3,919	1,205	(372)	833
Other securities(1)	7,934	293	8,227	6,107	(1,865)	4,242
Total	$26,989	$(2,799)	$24,190	$26,017	$(2,735)	$23,282
(1)Other securities includes ABS, corporate debt securities, and U.S. Treasury securities.

	Nine-Month Period Ended
(In thousands)	September 30, 2024			September 30, 2023
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$21,470	$(2,109)	$19,361	$29,746	$(4,318)	$25,428
Non-Agency RMBS and CMBS	22,468	(2,460)	20,008	21,629	(136)	21,493
CLOs	11,333	(3,280)	8,053	3,038	(391)	2,647
Other securities(1)	22,838	(5,442)	17,396	17,590	(4,260)	13,330
Total	$78,109	$(13,291)	$64,818	$72,003	$(9,105)	$62,898
(1)Other securities includes ABS, corporate debt securities, and U.S. Treasury securities.
For the three-month periods ended September 30, 2024 and 2023 the Catch-Up Amortization Adjustment was $0.5 million and $0.3 million, respectively. For the nine-month periods ended September 30, 2024 and 2023 the Catch-Up Amortization Adjustment was $(0.1) million and $(0.6) million, respectively.

The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three- and nine-month periods ended September 30, 2024 and 2023.

(In thousands)	Three-Month Period Ended September 30, 2024				Three-Month Period Ended September 30, 2023
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$72,827	$691	$(2,863)	$(2,172)	$86,936	$172	$(5,662)	$(5,490)
Non-Agency RMBS and CMBS	17,345	1,513	(849)	664	5,012	329	(120)	209
CLOs	8,459	863	(498)	365	—	53	—	53
Other securities(3)	74,965	3,710	(3,167)	543	289,990	1,071	(2,827)	(1,756)
Total	$173,596	$6,777	$(7,377)	$(600)	$381,938	$1,625	$(8,609)	$(6,984)
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(5.0) million and $(12.0) million for the three-month periods ended September 30, 2024 and 2023, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities' cost basis to be uncollectible.
(3)Other securities includes ABS backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

(In thousands)	Nine-Month Period Ended September 30, 2024				Nine-Month Period Ended September 30, 2023
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$491,031	$1,835	$(30,322)	$(28,487)	$474,962	$1,023	$(46,505)	$(45,482)
Non-Agency RMBS and CMBS	235,160	10,055	(8,371)	1,684	46,243	2,742	(169)	2,573
CLOs	53,613	1,341	(613)	728	—	496	(1)	495
Other securities(3)	223,885	5,053	(4,677)	376	1,000,184	2,893	(6,012)	(3,119)
Total	$1,003,689	$18,284	$(43,983)	$(25,699)	$1,521,389	$7,154	$(52,687)	$(45,533)
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(15.8) million and $(20.4) million for the nine-month periods ended September 30, 2024 and 2023, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities' cost basis to be uncollectible.
(3)Other securities includes ABS, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.
The following tables present the fair value and gross unrealized losses of our long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost basis, by length of time that such securities have been in an unrealized loss position at September 30, 2024 and December 31, 2023.
September 30, 2024:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$1,479	$(132)	$194,414	$(19,091)	$195,893	$(19,223)
Non-Agency RMBS and CMBS	15,162	(2,886)	7,632	(1,852)	22,794	(4,738)
CLOs	2,143	(370)	556	(98)	2,699	(468)
Other securities(1)	34,115	(5,776)	769	(1,444)	34,884	(7,220)
Total	$52,899	$(9,164)	$203,371	$(22,485)	$256,270	$(31,649)
(1)Other securities includes ABS and corporate debt and equity securities.

December 31, 2023:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$125,112	$(730)	$426,834	$(45,854)	$551,946	$(46,584)
Non-Agency RMBS and CMBS	10,301	(200)	14,195	(882)	24,496	(1,082)
CLOs	7,152	(69)	5	—	7,157	(69)
Other securities(1)	15,930	(2,276)	10,958	(2,029)	26,888	(4,305)
Total	$158,495	$(3,275)	$451,992	$(48,765)	$610,487	$(52,040)
(1)Other securities includes ABS and corporate debt and equity securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of September 30, 2024 and December 31, 2023, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $24.7 million and $32.6 million, respectively, related to adverse changes in estimated future cash flows on its securities. Certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such securities; as of December 31, 2023, the estimated credit losses on such securities was $1.1 million; no such securities were held at September 30, 2024.
The Company has determined for certain securities that a portion of such securities' cost basis is not collectible. For the three-month periods ended September 30, 2024 and 2023, the Company recognized realized losses on these securities of $(5.0) million and $(12.0) million, respectively. For the nine-month periods ended September 30, 2024 and 2023, the Company recognized realized losses on these securities of $(15.8) million and $(20.4) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, corporate, and reverse mortgage loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024		December 31, 2023
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$3,720,774	$3,618,233	$3,305,757	$3,093,912
Commercial mortgage loans	306,482	293,262	281,531	266,595
Consumer loans	815	670	2,081	1,759
Corporate loans	5,872	3,745	6,379	5,819
Reverse mortgage loans	9,102,556	9,603,876	8,568,271	8,938,551
Total	$13,136,499	$13,519,786	$12,164,019	$12,306,636
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

The following table provides details, by loan type, for residential and commercial mortgage and consumer loans that are 90 days or more past due as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$224,270	$214,663	$127,685	$120,087
Commercial mortgage loans	83,791	71,805	47,736	33,314
Consumer loans	57	32	94	66
Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of September 30, 2024 and December 31, 2023.
September 30, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$3,482,634	$34,360	$3,516,994	$11,533	$(164,371)	$3,364,156	7.70%	6.69%	3.95
Residential mortgage loans, held-for-sale	$238,140	$9,186	$247,326	$7,077	$(326)	$254,077	7.96%	6.64%	5.09
Total residential mortgage loans	$3,720,774	$43,546	$3,764,320	$18,610	$(164,697)	$3,618,233	7.71%	6.68%	4.03
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.526 billion of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $(148.6) million of gross unrealized losses. See Residential Mortgage Loan Securitizations in Note 13 for additional information.
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

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of September 30, 2024 and December 31, 2023:

Property Location	September 30, 2024	December 31, 2023
North America:
United States:
California	29.2%	32.2%
Florida	20.7%	21.4%
Texas	8.3%	9.5%
Georgia	2.9%	2.6%
Arizona	2.8%	2.7%
Pennsylvania	2.7%	2.7%
Utah	2.6%	3.2%
North Carolina	2.3%	2.2%
New Jersey	2.3%	2.1%
Washington	2.3%	1.8%
New York	2.1%	1.2%
Illinois	1.9%	1.8%
Colorado	1.8%	1.5%
Nevada	1.5%	1.5%
Maryland	1.4%	0.8%
Massachusetts	1.4%	1.5%
Oregon	1.3%	1.2%
Tennessee	1.3%	1.5%
Connecticut	1.0%	—%
Other	8.6%	8.6%
	98.4%	100.0%
Europe:
United Kingdom	1.6%	—%
	100.0%	100.0%
The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$20,372	$19,258	$4,252	$3,761
Non-performing	216,269	207,043	127,085	119,524
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. As of September 30, 2024 and December 31, 2023, the Company had expected future credit losses related to adverse changes in estimated future cash flows, which it tracks for purposes of calculating interest income, of $13.1 million and $17.2 million, respectively, related to its residential mortgage loans.
As of September 30, 2024 and December 31, 2023, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $123.6 million and $85.6 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of September 30, 2024 and December 31, 2023:
September 30, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$306,482	$(9,199)	$297,283	$4,913	$(8,934)	$293,262	10.84%	11.04%	0.98
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $71.8 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of September 30, 2024 and December 31, 2023:

Property Location by U.S. State	September 30, 2024	December 31, 2023
Florida	18.5%	13.9%
Illinois	18.4%	18.6%
Texas	8.6%	15.6%
Georgia	6.6%	5.3%
New York	6.5%	8.9%
Connecticut	6.0%	3.2%
Ohio	5.1%	5.5%
Michigan	4.1%	4.5%
Pennsylvania	4.0%	—%
Colorado	3.9%	—%
Alabama	3.7%	2.3%
Virginia	3.2%	—%
North Carolina	2.5%	2.7%
Arizona	2.4%	7.5%
Louisiana	2.0%	2.2%
New Jersey	2.0%	3.8%
Oklahoma	—%	6.0%
Other	2.5%	—%
	100.0%	100.0%
As of September 30, 2024, the Company had seven non-performing commercial mortgage loans with an unpaid principal balance and fair value of $83.8 million and $71.8 million, respectively. As of December 31, 2023, the Company had three non-performing commercial mortgage loans with an unpaid principal balance and fair value of $47.7 million and $33.3 million, respectively.

As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of September 30, 2024 and December 31, 2023, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $8.8 million and $1.3 million, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
As of September 30, 2024, the Company had two commercial mortgage loans in the process of foreclosure; such loans had an unpaid principal balance and fair value of $25.6 million and $22.4 million, respectively. As of December 31, 2023, the Company had two commercial mortgage loans in the process of foreclosure; such loans had an unpaid principal balance and fair value of $25.9 million and $25.1 million, respectively.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of September 30, 2024 and December 31, 2023:
September 30, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Life (Years)(1)	Delinquency (Days)
Consumer loans, held-for-investment	$815	$39	$854	$85	$(269)	$670	0.78	17
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of September 30, 2024 and December 31, 2023.

Days Past Due	September 30, 2024	December 31, 2023
Current	78.5%	81.0%
30-59 Days	7.9%	7.9%
60-89 Days	6.6%	6.6%
90-119 Days	5.8%	4.0%
>120 Days	1.2%	0.5%
	100.0%	100.0%
During the three-month periods ended September 30, 2024 and 2023, the Company charged off $45 thousand and $0.1 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. During the nine-month periods ended September 30, 2024 and 2023, the Company charged off $0.2 million and $0.4 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of September 30, 2024 and December 31, 2023, the Company held charged-off consumer loans with an aggregate fair value of $20 thousand and $35 thousand, respectively, for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of both September 30, 2024 and December 31, 2023, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.3 million, on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the three-month periods ended September 30, 2024 and 2023, the Company recognized realized losses on these loans of $(0.1) million and $(0.3) million, respectively. For the nine-month periods ended September 30, 2024 and 2023, the Company recognized realized losses on these loans of $(0.1) million and $(0.7) million, respectively.
Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of September 30, 2024 and December 31, 2023:
September 30, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$5,872	$(278)	$5,594	$—	$(1,849)	$3,745	10.53%	0.78
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2023:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$6,379	$5,819	10.13%	1.52
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
As described in Note 2, the Company evaluates the cost basis of its corporate loans for impairment on at least a quarterly basis. As of September 30, 2024 and December 31, 2023, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $1.8 million and $0.6 million, respectively.
Reverse Mortgage Loans
The table below details certain information regarding the Company's reverse mortgage loans as of September 30, 2024 and December 31, 2023.
September 30, 2024:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans
HECM loans collateralizing HMBS	$8,441,441	$8,888,132	6.88%	5.11
Unsecuritized HECM loans(1)	124,996	127,625	6.75%	6.49
Proprietary reverse mortgage loans
Securitized proprietary reverse mortgage loans	360,844	390,561	10.38%	9.38
Unsecuritized proprietary reverse mortgage loans	36,421	43,156	10.70%	16.61
Total reverse mortgage loans, held-for-investment	8,963,702	9,449,474	7.03%	5.36
Reverse mortgage loans, held-for-sale
Unsecuritized proprietary reverse mortgage loans	138,854	154,402	10.19%	16.61
Total reverse mortgage loans	$9,102,556	$9,603,876	7.08%	5.54
(1)Includes unpoolable HECM loans with an unpaid principal balance of $28.3 million.

December 31, 2023:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans collateralizing HMBS	$8,166,222	$8,506,423	6.82%	5.10
Unsecuritized HECM loans(1)	103,063	102,553	7.15%	6.12
Total reverse mortgage loans, held-for-investment	8,269,285	8,608,976	6.83%	5.11
Reverse mortgage loans, held-for-sale	298,986	329,575	10.67%	16.78
Total reverse mortgage loans	$8,568,271	$8,938,551	6.96%	5.54
(1)Includes unpoolable HECM loans with an unpaid principal balance of $28.0 million.
During the three- and nine-month periods ended September 30, 2024, the Company transferred proprietary reverse mortgage loans held-for-sale with an unpaid principal balance of $97.8 million and $396.0 million, respectively, to held-for-investment.
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
The following table provides details on the Company's unpoolable HECM loans as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024		December 31, 2023
Unpoolable HECM Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
ABOs	$9,302	$8,211	$8,508	$6,897
NABOs	14,798	10,623	14,562	10,167
Other HECM loans(1)	4,190	4,190	4,883	4,908
Total unpoolable HECM loans	$28,290	$23,024	$27,953	$21,972
(1)Includes HECM tail loans where the borrower is not in compliance with the terms of the underlying loan.
In March 2023, the Company entered into various agreements including a Master Loan Purchase and Servicing Agreement (the "MLPS Agreement") with a third party (the "MLPS Counterparty"), whereby it agreed to purchase and service HECM Buyout Loans with an unpaid principal balance of $80.1 million that had been previously repurchased from various HMBS pools by a third party HMBS issuer, and simultaneously finance such loans with the MLPS Counterparty. As of September 30, 2024 and December 31, 2023, the Company held HECM Buyout Loans purchased under the MLPS Agreement with a fair value of $5.1 million and $8.9 million, respectively, which are included in Loans, at fair value on the Condensed Consolidated Balance Sheet.
As of September 30, 2024, the Company had $353.6 million in unpaid principal balance of inactive reverse mortgage loans, of which $339.4 million related to HECM loans and the remainder related to proprietary reverse mortgage loans. As of December 31, 2023, the Company had $290.4 million in unpaid principal balance of inactive reverse mortgage loans, of which $280.6 million related to HECM loans and the remainder related to proprietary reverse mortgage loans.

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's reverse mortgage loans as a percentage of total outstanding unpaid principal balance, as of September 30, 2024 and December 31, 2023.

Property Location by U.S. State	September 30, 2024	December 31, 2023
California	29.2%	28.7%
Florida	8.8%	8.8%
Colorado	7.2%	7.1%
Arizona	6.4%	6.3%
Washington	5.4%	5.3%
Utah	5.1%	5.0%
Texas	5.1%	4.8%
Oregon	3.0%	3.0%
Idaho	2.8%	2.7%
New York	2.2%	2.2%
North Carolina	2.2%	2.1%
Massachusetts	2.1%	2.4%
Nevada	2.1%	2.1%
Georgia	1.7%	1.6%
South Carolina	1.5%	1.4%
Virginia	1.4%	1.6%
Tennessee	1.4%	1.3%
Ohio	1.4%	1.5%
New Jersey	1.2%	1.3%
Pennsylvania	1.0%	1.1%
Maryland	0.9%	1.1%
Other	7.9%	8.6%
	100.0%	100.0%
6. Mortgage Servicing Rights
Certain of the reverse mortgage loans originated by the Company, through Longbridge, are ineligible for inclusion in HMBS, and are not guaranteed by the FHA ("Proprietary reverse mortgage loans"). Longbridge was party to a Sale and Servicing Agreement (the "Sale and Servicing Agreement") with a third party (the "Proprietary Loan Purchaser") whereby Longbridge originated reverse mortgage loans based on specific proprietary criteria and had committed to sell such loans to the Proprietary Loan Purchaser. Upon the sale of such loans to the Proprietary Loan Purchaser, Longbridge retained the rights and obligations of servicing such loans and an MSR asset was recorded.
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
As of September 30, 2024, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.7 billion, and the fair value of such Reverse MSRs was $28.9 million. As of December 31, 2023, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.8 billion, and the fair value of such Reverse MSRs was $29.6 million.
The fair value of the Company's MSRs is driven by the net cash flows associated with servicing activities, which include contractually specified servicing fees, late fees, and other ancillary servicing revenue. For the three-month periods ended September 30, 2024 and 2023, the Company recognized a gain (loss) related to its Reverse MSRs of $(0.7) million and $22.2 million, respectively. For the nine-month periods ended September 30, 2024 and 2023, the Company recognized a gain (loss) related to its Reverse MSRs of $(0.7) million and $21.5 million, respectively. Gain (loss) related to Reverse MSRs is included in Other (net) on the Condensed Consolidated Statement of Operations.

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
Under certain circumstances, the Company can direct the Forward MSR Master Servicer to finance all or some of the Underlying Forward MSRs, alongside other similar MSRs that the Forward MSR Master Servicer oversees on behalf of third parties unrelated to the Company. Proceeds from such financing are distributed to the Company and must be repaid by the Company upon repayment of corresponding financing by the Forward MSR Master Servicer. As of both September 30, 2024 and December 31, 2023, the fair value of the Forward MSR-related investments takes into account the MSR Master Servicer's $13.5 million of outstanding borrowings for the benefit of the Company, which were secured by the Underlying Forward MSRs.
The Company has elected the FVO for its investments under the Forward MSR Agreements which are reflected in Forward MSR-related investments, at fair value, on the Condensed Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Condensed Consolidated Statement of Operations as a component of Other, net.
As of September 30, 2024 and December 31, 2023, the fair value of the Company's investments in Forward MSR-related investments was $149.8 million and $163.3 million, respectively. The following table presents activity related to Company’s investments in Forward MSR-related investments for the three- and nine-month-periods ended September 30, 2024. The Company did not hold Forward MSR-related investments during the nine-month period ended September 30, 2023.

(In thousands)	Three-Month Period Ended September 30, 2024	Nine-Month Period Ended September 30, 2024
Forward MSR-related investments, at fair value, beginning balance	$158,031	$163,336
Capital investments	—	—
Distributions	(7,719)	(23,210)
Accretion of interest income	4,041	11,284
Change in unrealized gain (loss)	(4,522)	(1,579)
Forward MSR-related investments, at fair value, ending balance	$149,831	$149,831

8. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of September 30, 2024 and December 31, 2023, the Company's investments in unconsolidated entities had an aggregate fair value of $188.5 million and $116.4 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of September 30, 2024 and December 31, 2023, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $160.3 million and $87.8 million, respectively.
For the three-month periods ended September 30, 2024 and 2023, the Company recognized Earnings (losses) from investments in unconsolidated entities of $7.3 million and $(1.0) million, respectively, and for the nine-month periods ended September 30, 2024 and 2023, the Company recognized Earnings (losses) from investments in unconsolidated entities of $21.5 million and $(3.4) million, respectively. Gains (losses) recognized from the Company's investments in unconsolidated entities are included in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations.
The following table provides details about the Company's investments in unconsolidated entities as of September 30, 2024 and December 31, 2023:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	September 30, 2024	December 31, 2023
Loan Originators:
LendSure Mortgage Corp.(1)(2)	Common shares	62.9%	49.9%
Other(1)	Various	10.0%–50.0%	45.0%–50.0%
Co-investments with Ellington affiliate(s)(1):
Elizon DB 2015-1 LLC(3)(4)	Membership Interest	34.2%	30.4%
Elizon NM CRE 2020-1 LLC(3)(5)	Membership Interest	20.7%	11.5%
Elizon CH CRE 2021-1 LLC(3)(6)	Membership Interest	40.0%	29.2%
Equity investments in securitization-related vehicles, including risk retention vehicles(7)	Membership Interest	24.6%–84.5%	24.6%–84.5%
Other:
Jepson Holdings Limited(1)(3)	Membership Interest	4.5%	7.9%
Other(1)(3)(8)	Various	6.1%–79.0%	6.1%–79.0%
(1)See Note 16 for additional details on the Company's related party transactions.
(2)As of September 30, 2024, includes both voting and non-voting equity interests held by the Company; its non-voting stake in the entity was 13.8%. As of December 31, 2023, excludes investment in equity interests convertible into non-voting common shares; including such interests the Company's additional non-voting stake in the entity was 13.8%. See Note 16 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(4)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 58.8% and 60.0% as of September 30, 2024 and December 31, 2023, respectively.
(5)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 70.9% and 74.1% as of September 30, 2024 and December 31, 2023, respectively.
(6)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 57.3% and 52.1% as of September 30, 2024 and December 31, 2023, respectively.
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
(8)Includes interest in affiliate and interest in warehouse facilities; see Note 16—Investment in Affiliate and —Participation in CLO Transactions, respectively, for additional details.

9. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the three- and nine-month periods ended September 30, 2024 and 2023:

	Three-Month Period Ended
	September 30, 2024		September 30, 2023
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (June 30, 2024 and 2023, respectively)	105	$25,248	78	$21,076
Transfers from mortgage loans	44	17,144	25	9,764
Capital expenditures and other adjustments to cost		59		(85)
Adjustments to record at the lower of cost or fair value		(820)		(2,226)
Dispositions	(37)	(11,941)	(24)	(4,959)
Ending Balance (September 30, 2024 and 2023, respectively)	112	$29,690	79	$23,570

	Nine-Month Period Ended
	September 30, 2024		September 30, 2023
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2023 and 2022, respectively)	81	$22,085	97	$28,403
Transfers from mortgage loans	127	42,588	71	21,398
Capital expenditures and other adjustments to cost		433		587
Adjustments to record at the lower of cost or fair value		(2,551)		(2,333)
Dispositions	(96)	(32,865)	(89)	(24,485)
Ending Balance (September 30, 2024 and 2023, respectively)	112	$29,690	79	$23,570
During the three-month period ended September 30, 2024, the Company sold 37 REO properties, realizing a net gain (loss) of approximately $(0.4) million. During the three-month period ended September 30, 2023, the Company sold 24 REO properties, realizing a net gain (loss) of approximately $(0.2) million. During the nine-month period ended September 30, 2024, the Company sold 96 REO properties, realizing a net gain (loss) of approximately $(3.6) million. During the nine-month period ended September 30, 2023, the Company sold 89 REO properties, realizing a net gain (loss) of approximately $(1.5) million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Condensed Consolidated Statement of Operations. As of both September 30, 2024 and December 31, 2023, all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $27.6 million and $16.8 million, were measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023, respectively.
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

The following table details the fair value of the Company's holdings of financial derivatives as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$3	$2,182
TBA securities sale contracts	1,485	—
Fixed payer interest rate swaps	65,321	101,881
Fixed receiver interest rate swaps	72,134	27,358
Credit default swaps on asset-backed securities	6	8
Credit default swaps on asset-backed indices	1,928	3,318
Credit default swaps on corporate bonds	60	25
Credit default swaps on corporate bond indices	8,584	7,259
Total return swaps	—	6
Futures	105	245
Forwards	—	12
Warrants	53	1,702
Total financial derivatives–assets, at fair value	149,679	143,996
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(660)	—
TBA securities sale contracts	(181)	(5,820)
Fixed payer interest rate swaps	(20,137)	(17,944)
Fixed receiver interest rate swaps	(3,094)	(13,801)
Credit default swaps on asset-backed indices	—	(32)
Credit default swaps on corporate bonds	(244)	(225)
Credit default swaps on corporate bond indices	(24,327)	(15,894)
Futures	(334)	(7,990)
Forwards	(266)	(70)
Total financial derivatives–liabilities, at fair value	(49,243)	(61,776)
Total	$100,436	$82,220

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of September 30, 2024 and December 31, 2023:
September 30, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$246,500	$2,805	4.15%	4.98%	0.14
2025	549,561	4,052	3.78	4.87	0.92
2026	441,515	(2,576)	4.04	4.22	1.85
2027	313,150	3,667	3.12	4.91	2.74
2028	588,829	790	3.38	4.91	3.76
2029	496,427	4,548	3.09	4.80	4.92
2030	243,080	(1,328)	3.45	4.87	5.86
2031	170,063	18,252	1.69	4.95	6.69
2032	181,867	7,960	2.80	4.96	7.81
2033	242,353	4,528	3.21	4.96	8.48
2034	335,919	692	3.32	4.81	9.95
2035	500	138	0.78	4.83	11.06
2036	1,102	256	1.19	4.96	11.38
2037	45,000	3,058	2.81	4.96	12.91
2038	32,500	(2,074)	4.01	4.85	13.92
2039	9,422	—	3.47	4.83	14.75
2040	500	174	0.90	4.83	16.07
2050	500	222	0.98	4.83	26.07
2053	2,780	32	3.32	4.83	29.24
2054	200	(12)	3.66	4.83	29.83
Total	$3,901,768	$45,184	3.39%	4.81%	4.50

December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$629,547	$9,097	3.18%	5.41%	0.61
2025	412,701	6,304	3.69	5.06	1.66
2026	189,287	(573)	4.13	5.39	2.66
2027	174,841	8,970	4.04	5.04	3.35
2028	650,990	7,516	3.48	5.38	4.54
2029	53,011	4,378	2.19	5.38	5.32
2030	150,817	1,122	3.50	5.39	6.59
2031	157,766	24,131	1.51	5.38	7.46
2032	181,867	11,069	2.80	5.38	8.56
2033	437,619	6,960	3.40	5.38	9.42
2035	500	132	0.78	5.33	11.81
2036	1,102	280	1.19	5.38	12.13
2037	45,000	3,780	2.81	5.38	13.66
2038	32,500	(1,727)	4.01	5.39	14.67
2040	500	165	0.90	5.33	16.82
2049	5,729	845	2.63	5.38	25.02
2050	500	207	0.98	5.33	26.82
2052	5,000	1,281	2.07	5.38	28.27
Total	$3,129,277	$83,937	3.34%	5.33%	4.68

The following tables provide information about the Company's fixed receiver interest rate swaps as of September 30, 2024 and December 31, 2023:
September 30, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$52,236	$(710)	4.98%	3.56%	0.09
2025	151,313	(108)	4.95	4.88	0.49
2026	543,794	6,165	4.88	4.69	1.49
2027	59,110	45	4.89	3.84	2.67
2028	459,063	15,662	4.83	4.42	3.85
2029	884,156	21,858	3.97	3.93	4.72
2030	156,262	6,283	4.89	4.11	5.96
2031	83,160	264	4.83	3.45	6.65
2033	201,626	10,323	4.84	4.08	9.12
2034	278,341	9,876	4.83	3.80	9.76
2035	500	(143)	4.96	0.74	11.06
2038	34,792	(28)	4.83	3.54	14.23
2039	15,361	170	4.83	3.58	14.62
2040	500	(182)	4.96	0.84	16.07
2050	500	(235)	4.96	0.90	26.07
2053	13,154	(216)	4.83	3.33	29.24
2054	1,121	16	4.83	3.41	29.85
Total	$2,934,989	$69,040	4.59%	4.17%	4.83
December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$427,234	$(578)	5.40%	5.17%	0.24
2025	143,183	67	5.38	4.87	1.23
2026	461,658	(8,399)	5.39	3.58	2.28
2027	36,591	30	5.39	3.68	3.90
2028	464,799	13,357	5.39	4.33	4.64
2030	67,000	1,737	5.39	3.97	6.77
2033	198,265	7,701	5.39	3.96	9.88
2035	500	(137)	5.38	0.74	11.81
2038	36,300	131	5.39	3.54	14.98
2040	500	(173)	5.38	0.84	16.82
2050	500	(220)	5.38	0.90	26.82
2053	22,800	41	5.39	3.33	29.99
Total	$1,859,330	$13,557	5.39%	4.28%	3.93

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024			December 31, 2023
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$214	$11	13.24	$230	$12	13.99
Credit default swaps on corporate bonds	2,000	60	1.22	2,000	25	1.97
Credit default swaps on corporate bond indices	143,742	8,584	4.04	149,000	7,259	4.47
Short:
Credit default swaps on asset-backed securities	(46)	6	10.99	(45)	8	11.74
Credit default swaps on asset-backed indices	(36,858)	1,917	34.59	(42,101)	3,306	35.11
Liability:
Long:
Credit default swaps on asset-backed indices	—	—	—	60	(32)	25.22
Short:
Credit default swaps on corporate bonds	(13,000)	(244)	2.72	(13,000)	(225)	3.47
Credit default swaps on corporate bond indices	(770,782)	(24,327)	4.81	(537,299)	(15,894)	4.84
	$(674,730)	$(13,993)	6.57	$(441,155)	$(5,541)	7.81
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.
Futures
The following table provides information about the Company's long and short positions in futures as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024			December 31, 2023
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Long Contracts:
U.S. Treasury futures	$—	$—	—	$1,900	$245	2.63
Short Contracts:
U.S. Treasury futures	(23,200)	105	2.67	—	—	—
Liabilities:
Long Contracts:
U.S. Treasury futures	1,900	(18)	2.67	—	—	—
Short Contracts:
U.S. Treasury futures	(191,000)	(316)	4.74	(313,100)	(7,990)	2.21
Total, net	$(212,300)	$(229)	4.36	$(311,200)	$(7,745)	2.21

Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	102	$53	n/a	202	$1,702	5.66
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
As of September 30, 2024 and December 31, 2023, the Company had outstanding TBA purchase and sale contracts as follows:

	September 30, 2024				December 31, 2023
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$25,580	$26,136	$26,139	$3	$375,154	$362,129	$364,311	$2,182
Liabilities	134,286	132,077	131,417	(660)	—	—	—	—
	159,866	158,213	157,556	(657)	375,154	362,129	364,311	2,182
Sale contracts:
Assets	(233,459)	(226,795)	(225,310)	1,485	—	—	—	—
Liabilities	(136,326)	(138,775)	(138,956)	(181)	(433,098)	(392,730)	(398,550)	(5,820)
	(369,785)	(365,570)	(364,266)	1,304	(433,098)	(392,730)	(398,550)	(5,820)
Total TBA securities, net	$(209,919)	$(207,357)	$(206,710)	$647	$(57,944)	$(30,601)	$(34,239)	$(3,638)
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

Gains and losses on the Company's derivative contracts for the three- and nine-month periods ended September 30, 2024 and 2023 are summarized in the tables below:

		Three-Month Period Ended September 30, 2024
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$23,555	$(43,214)	$(19,659)	$(12,789)	$9,108	$(3,681)
Credit default swaps on asset-backed securities	Credit		—	—		(2)	(2)
Credit default swaps on asset-backed indices	Credit		(1,514)	(1,514)		1,133	1,133
Credit default swaps on corporate bond indices	Credit		(1,886)	(1,886)		(870)	(870)
Credit default swaps on corporate bonds	Credit		(7)	(7)		(26)	(26)
Total return swaps	Equity Market/Credit		(4)	(4)		(3)	(3)
TBAs	Interest Rate		(1,734)	(1,734)		(141)	(141)
Futures	Interest Rate		(16,308)	(16,308)		4,409	4,409
Forwards	Currency		(452)	(452)		(463)	(463)
Total		$23,555	$(65,119)	$(41,564)	$(12,789)	$13,145	$356

		Three-Month Period Ended September 30, 2023
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(1)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$7,462	$3,405	$10,867	$6,656	$38,828	$45,484
Credit default swaps on asset-backed indices	Credit		(975)	(975)		224	224
Credit default swaps on corporate bond indices	Credit		(3,982)	(3,982)		3,531	3,531
Credit default swaps on corporate bonds	Credit		(42)	(42)		15	15
Total return swaps	Equity Market/Credit		30	30		16	16
TBAs	Interest Rate		13,015	13,015		3,786	3,786
Futures	Interest Rate		7,253	7,253		2,214	2,214
Forwards	Currency		429	429		203	203
Warrants	Credit		(312)	(312)		312	312
Total		$7,462	$18,821	$26,283	$6,656	$49,129	$55,785
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $(9) thousand for the three-month period ended September 30, 2023, which is included on the Condensed Consolidated Statement of Operations in Other, net.

		Nine-Month Period Ended September 30, 2024
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$49,744	$(64,743)	$(14,999)	$(17,695)	$42,853	$25,158
Credit default swaps on asset-backed securities	Credit		(1)	(1)		(2)	(2)
Credit default swaps on asset-backed indices	Credit		(1,945)	(1,945)		(49)	(49)
Credit default swaps on corporate bond indices	Credit		(8,136)	(8,136)		2,639	2,639
Credit default swaps on corporate bonds	Credit		(23)	(23)		17	17
Total return swaps	Equity Market/Credit		33	33		(6)	(6)
TBAs	Interest Rate		2,196	2,196		4,284	4,284
Futures	Interest Rate		(8,965)	(8,965)		7,516	7,516
Forwards	Currency		(20)	(20)		(208)	(208)
Warrants	Credit		86	86		(726)	(726)
Total		$49,744	$(81,518)	$(31,774)	$(17,695)	$56,318	$38,623

		Nine-Month Period Ended September 30, 2023
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(1)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$22,489	$(5,729)	$16,760	$13,421	$44,706	$58,127
Credit default swaps on asset-backed indices	Credit		(1,215)	(1,215)		2,156	2,156
Credit default swaps on corporate bond indices	Credit		(6,071)	(6,071)		2,565	2,565
Credit default swaps on corporate bonds	Credit		(124)	(124)		(9)	(9)
Total return swaps	Equity Market/Credit		30	30		16	16
TBAs	Interest Rate		17,287	17,287		165	165
Futures	Interest Rate		4,189	4,189		3,326	3,326
Forwards	Currency		73	73		167	167
Warrants	Credit		(312)	(312)		381	381
Total		$22,489	$8,128	$30,617	$13,421	$53,473	$66,894
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $(3) thousand for the nine-month period ended September 30, 2023, which is included on the Condensed Consolidated Statement of Operations in Other, net.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine-month period ended September 30, 2024 and the year ended December 31, 2023:

Derivative Type	Nine-Month Period Ended September 30, 2024	Year Ended December 31, 2023
(In thousands)
Interest rate swaps	$5,877,502	$4,309,089
Credit default swaps	788,622	497,857
TBAs	483,077	603,206
Futures	316,670	246,669
Forwards	23,513	15,567
Total return swaps	917	875
Warrants	132	1,926
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of September 30, 2024 and December 31, 2023, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at September 30, 2024 and December 31, 2023 are summarized below:

Credit Derivatives	September 30, 2024	December 31, 2023
(In thousands)
Fair Value of Written Credit Derivatives, Net	$8,655	$7,264
Notional Value of Written Credit Derivatives(1)	145,956	151,290
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of September 30, 2024, the implied credit spread on the Company's outstanding written credit derivative ranged between 48 and 271 basis points as compared to a range of between 51 and 438 basis points as of December 31, 2023. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of September 30, 2024 and December 31, 2023 was $(2.6) million and $(1.6) million, respectively.

11. Other Assets
The following table provides additional details of the Company's assets included in Other assets on the Condensed Consolidated Balance Sheet at September 30, 2024 and December 31, 2023.

Other Assets	September 30, 2024	December 31, 2023
	(In thousands)
Prepaid expenses, advances, and deferred offering costs	$10,843	$11,602
Accounts receivable	5,891	3,755
Leases—right of use assets(1)	5,330	3,279
Prepaid scheduled draws on reverse mortgage loans and amounts due from sub-servicer	3,281	2,800
Intangible assets	2,297	2,673
Property and equipment(2)	1,435	1,110
Loan purchase commitments, at fair value(3)	1,348	—
Certificates of deposit, security deposits, and escrow cash	1,146	1,043
Receivables and claims related to reverse mortgage loans repurchased from HMBS(4)	365	48,468
Servicing asset, at fair value(5)	—	1,327
Other	445	1,042
	$32,381	$77,099
(1)See Note 24 for additional details on the Company's leases and ROU assets.
(2)Net of accumulated depreciation.
(3)See Note 24 for details on loan purchase commitments.
(4)Represents receivables from third-parties and claims to HUD related to loans repurchased from HMBS. See Note 13, Issuance of HMBS for discussion on the maximum claim amount related to reverse mortgage loans in HMBS.
(5)See Note 13 for details on the Servicing asset (liability).
In connection with the Longbridge Transaction, the Company identified and recognized various intangible assets. The following table details the Company's intangible assets as of September 30, 2024 and December 31, 2023.

	September 30, 2024				December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(In thousands)			(In months)	(In thousands)			(In months)
Intangible Asset:
Internally developed software	$1,400	$(933)	$467	36	$1,400	$(583)	$817	36
Trademarks/trade names	1,200	—	1,200	Indefinite	1,200	—	1,200	Indefinite
Customer relationships	700	(70)	630	240	700	(44)	656	240
Total identified intangible assets	$3,300	$(1,003)	$2,297		$3,300	$(627)	$2,673

The following table summarizes changes in the net carrying value of the Company's intangible assets for the three- and nine-month periods ended September 30, 2024 and 2023.

	Three-Month Period Ended September 30, 2024
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets—Beginning Balance (June 30, 2024)	$583	$1,200	$639	$2,422
Accumulated Amortization	(116)	—	(9)	(125)
Net carrying value of intangible assets—Ending Balance (September 30, 2024)	$467	$1,200	$630	$2,297

	Three-Month Period Ended September 30, 2023
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets—Beginning Balance (June 30, 2023)	$1,050	$1,200	$674	$2,924
Accumulated Amortization	(117)	—	(9)	(126)
Net carrying value of intangible assets—Ending Balance (September 30, 2023)	$933	$1,200	$665	$2,798

	Nine-Month Period Ended September 30, 2024
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets—Beginning Balance (December 31, 2023)	$817	$1,200	$656	$2,673
Accumulated Amortization	(350)	—	(26)	(376)
Net carrying value of intangible assets—Ending Balance (September 30, 2024)	$467	$1,200	$630	$2,297

	Nine-Month Period Ended September 30, 2023
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Non-Compete Agreements	Total
Net carrying value of intangible assets—Beginning Balance (December 31, 2022)	$1,284	$1,200	$691	$100	$3,275
Accumulated Amortization	(351)	—	(26)	(100)	(477)
Net carrying value of intangible assets—Ending Balance (September 30, 2023)	$933	$1,200	$665	$—	$2,798
The following table summarizes the Company's estimated future amortization expense on its intangible assets.

(In thousands)	September 30, 2024
2024	$126
2025	385
2026	35
2027	35
2028	35
Thereafter	481
Total	$1,097

12. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023. See Note 13 and Note 16 for additional information on the Company's consolidated VIEs.

(In thousands)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$7,207	$178
Restricted cash	8,973	—
Securities, at fair value	65,711	74,226
Loans, at fair value	4,289,622	3,342,478
Forward MSR-related investments, at fair value	76,496	82,273
Investments in unconsolidated entities, at fair value	98,812	63,701
Real estate owned	25,297	16,100
Investment related receivables	33,196	19,929
Other assets	361	469
Total Assets	$4,605,675	$3,599,354
Liabilities
Repurchase agreements	$1,723,513	$1,244,401
Other secured borrowings	39,013	25,787
Other secured borrowings, at fair value	1,813,755	1,424,668
Interest payable	6,469	1,879
Accrued expenses and other liabilities	970	451
Total Liabilities	3,583,720	2,697,186
Total Stockholders' Equity	1,015,557	897,303
Non-controlling interests	6,398	4,865
Total Equity	1,021,955	902,168
Total Liabilities and Equity	$4,605,675	$3,599,354
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of September 30, 2024 and December 31, 2023, the fair value of the Company's investment in the notes issued by the CLO Issuers was $2.7 million and $5.1 million, respectively.
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
Each of the Consolidated Issuing Entities meet the definition of a CFE as defined in Note 2, and as a result the fair value of the assets of each of the Issuing Entities have been derived from the fair value of the liabilities of the respective Issuing Entity, as such liabilities have been assessed to be more observable than such assets.

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
The following table details the assets and liabilities of the Consolidated Issuing Entities included in the Company's Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Assets:
Loans, at fair value	$1,526,018	$1,555,371
Investment related receivables	2,403	1,884
Liabilities:
Other secured borrowings, at fair value	1,390,854	1,424,668
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
The following table provides details on outstanding non-consolidated residential mortgage loan securitizations in which the Company has participated:

Issuing Entity	Closing Date	Principal Balance of Loans Sold By the Company	Principal Balance of Loans Sold By the Non-QM Co-Participants	Total Face Amount of Certificates Issued
		(In thousands)
EFMT 2022-4	12/22	$309,998	$55,264	$365,262
EFMT 2023-1	2/23	176,218	154,149	330,367
EFMT 2024-INV1	4/24	194,497	105,955	300,452
In order to comply with the Risk Retention Rules, the Participated Risk Retention Vehicle purchased a percentage of each of the classes of Certificates issued by the respective Issuing Entities. The aggregate fair value of the Company's ownership interests in the Residential Loan JV, and respective series of both the Participated Risk Retention Vehicle and Sponsor, was $8.7 million as of both September 30, 2024 and December 31, 2023. Such interests are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The Company and the non-QM Co-Participants also directly purchased, certain of the Certificates issued by the non-consolidated Issuing Entities; the Company subsequently sold various of these Certificates. As of September 30, 2024 and December 31, 2023, the fair value of the Company's investment in such Certificates was $2.3 million and $33.0 million, respectively, and is included on the Condensed Consolidated Balance Sheet in Securities, at fair value.
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
The following table details the assets and liabilities of the European RMBS Issuer included in the Company's Condensed Consolidated Balance Sheet as of September 30, 2024:

(In thousands)	September 30, 2024
Assets:
Cash and cash equivalents	$7,153
Loans, at fair value	55,167
Investment related receivables	704
Liabilities:
Other secured borrowings, at fair value	61,304
Investment related payables	1,656
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
As shown in the above table, pursuant to each of the securitizations, the respective Consumer Securitization Issuer issued senior and subordinated notes. Trust certificates representing beneficial ownership of each of the Consumer Securitization Issuers were also issued. In connection with each transaction, through a jointly owned newly formed entity (each a "Consumer Risk Retention Vehicle"), the Company and the Consumer Co-Participants acquired certain of the subordinated notes as well as the trust certificates in the respective Consumer Securitization Issuer. As of September 30, 2024 and December 31, 2023, the Company's total interest in the Consumer Risk Retention Vehicles, for which the Company has elected the FVO, was

$0.7 million and $2.4 million, respectively. The fair value of the Consumer Risk Retention Vehicles is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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
Proprietary Reverse Mortgage Loan Securitizations
The Company has sponsored securitizations of reverse mortgage loans (each, a "Reverse Mortgage Securitization"). In each case, the Company, through its wholly-owned subsidiary (the "RM Sponsor"), transferred a pool of proprietary reverse mortgage loans (each, a "RM Collateral Pool") to a wholly-owned subsidiary of the RM Sponsor (the "RM Depositor"), which then deposited such RM Collateral Pool into a newly created securitization trust on the related securitization closing date. Pursuant to the Reverse Mortgage Securitizations, the securitization trusts (collectively, the "RM Issuing Entities") issued various classes of asset-backed notes (the "RM Notes") which are backed by the cash flows from the underlying proprietary reverse mortgage loans.
The Company purchased and intends to hold, at a minimum, the requisite amount of RM Notes it is required to hold under the Risk Retention Rules.
The RM Sponsor also serves as the servicing administrator of each Reverse Mortgage Securitization, for which it is entitled to receive a monthly fee equal to one-twelfth of the product of (a) 0.03% and (b) the unpaid principal balance of the underlying reverse mortgage loans as of the first day of the related due period. The Sponsor in its role as servicing administrator provides direction and consent for certain loss mitigation activities to the third-party servicer of the underlying reverse mortgage loans. In certain circumstances, the servicing administrator will be required to reimburse the servicer for principal and interest advances and servicing advances made by the servicer.
The Company is deemed to be the primary beneficiary of each of the RM Issuing Entities, which are VIEs, and has consolidated such entities given the Company's retained interests in each of the Reverse Mortgage Securitizations, together with the Optional Redemption rights held by the RM Depositor and the Company's ability to direct the third-party servicer regarding certain loss mitigation activities. Interest income from these loans and the expenses related to the servicing of these loans are included in Interest income and Investment related expenses—Servicing expense, respectively, on the Condensed Consolidated Statement of Operations.
Each of the RM Issuing Entities meet the definition of a CFE and, as a result, the fair value of the assets of the RM Issuing Entities have been derived from the fair value of the liabilities of the RM Issuing Entities, as such liabilities have been assessed to be more observable than such assets.
The debt of the RM Issuing Entities is included in Other secured borrowings, at fair value, on the Condensed Consolidated Balance Sheet and is shown net of the RM Notes held by the Company.

The following table provide additional details for the Company's outstanding consolidated Reverse Mortgage Securitizations:

RM Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor	Total Face Amount of RM Notes Issued(1)
		(In thousands)
EFMT 2024-RM1	3/24	$171,412	$208,100
EFMT 2024-RM2	7/24	188,117	232,150
(1)The RM Sponsor purchased various classes of RM Notes issued by each RM Issuing Entity in order to comply with the Risk Retention Rules.
The following table details the assets and liabilities of the RM Issuing Entities included in the Company's Condensed Consolidated Balance Sheet as of September 30, 2024:

September 30, 2024
Assets:	(In thousands)
Restricted cash	$8,973
Loans, at fair value	390,562
Liabilities:
Other secured borrowings, at fair value	361,596
Issuance of HMBS
Longbridge is approved as a Title II, non-supervised direct endorsement mortgagee with HUD. Longbridge is also an approved issuer of HMBS whereby it pools HECM loans and issues HMBS securities which are sold to third-parties with only the servicing rights retained. As discussed in Note 5, HMBS are structured whereby the HMBS issuer is required to repurchase loans whenever the outstanding principal balance of such loan reaches 98% of the MCA. In accordance with ASC 860-10, the transfer of the loans to the HMBS securitization vehicle does not qualify as a sale as the Company has not surrendered control over transferred financial assets. As a result, the transfer of the loans is accounted for as secured borrowings for which the Company has elected the FVO. Such secured borrowings are included in HMBS-related obligations, at fair value. The majority of the related collateral is included as a component of Loans, at fair value, on the Condensed Consolidated Balance Sheet. The Company recognizes interest expense on such HMBS-related obligations based on the stated coupon rate of the respective HMBS. Interest expense and changes in fair value are recorded in net change related to HMBS obligations, at fair value on the Condensed Consolidated Statement of Operations. During the three-month periods ended September 30, 2024 and 2023, the Company pooled HECM loans with an unpaid principal balance of $331.2 million and $352.1 million, respectively, into HMBS. During the nine-month periods ended September 30, 2024 and 2023, the Company pooled HECM loans with an unpaid principal balance of $940.2 million and $1.0 billion, respectively, into HMBS. As of September 30, 2024, the Company was servicing 859 pools of HMBS with an unpaid principal balance of $8.4 billion. As of December 31, 2023, the Company was servicing 974 pools of HMBS with an unpaid principal balance of $8.2 billion.
The Company had entered into a Collaboration and Transfer Agreement, or the "HECM CT Agreement" with a third party. Pursuant to the HECM CT Agreement, the Company purchased HECM loans and the associated MSR from the third party and securitized such loans into HMBS. While the Company was the legal owner and servicer of the HMBS, under the HECM CT Agreement, the third party received a portion of the cash flows generated from the HMBS. The Company retained a base participation fee, along with the right to premiums on subsequent HECM tail securitizations. Additionally, in the event Company was required to repurchase a loan from the HMBS pool, there was a put option repurchase guarantee from the third-party whereby such party was required to repurchase such HECM loans from the Company. The Company recognizes the amount due to/from the third party under the HECM CT Agreement as an asset or a liability (the "Servicing Asset" or "Servicing Liability") which is included in Other Assets or Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. The Company elected the FVO on its Servicing Asset/Liability and changes in value are included in Other Income (Loss). As of December 31, 2023, the Company has a Servicing Asset related to the HECM CT Agreement of $1.3 million, which is included in Accrued expenses and other liabilities and Other Assets, respectively, on the Condensed Consolidated Balance Sheet. The HECM CT Agreement was terminated in September 2024 and the Company transferred the related HECM loans and the associated MSR to the third party.
During the three-month periods ended September 30, 2024 and 2023, the Company repurchased HECM loans from HMBS pools, largely consisting of loans subject to 98% of the MCA requirement, with an unpaid principal balance of $61.9 million and $217.4 million, respectively. Of these repurchases during the three-month periods ended September 30, 2024 and 2023, $42.9 million and $211.2 million, respectively, were subsequently transferred to a third party in accordance with the

HECM CT Agreement. During the nine-month periods ended September 30, 2024 and 2023, the Company repurchased HECM loans from HMBS pools, largely consisting of loans subject to 98% of the MCA requirement, with an unpaid principal balance of $318.3 million and $583.5 million, respectively. Of these repurchases during the nine-month periods ended September 30, 2024 and 2023, $281.5 million and $571.4 million, respectively, were subsequently transferred to a third party in accordance with the HECM CT Agreement.
14. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, Other secured borrowings, at fair value, and HMBS-related obligations, at fair value. As of September 30, 2024 and December 31, 2023, the Company's total secured borrowings were $13.5 billion and $13.1 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 23 and 26 counterparties as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, remaining days to maturity on the Company's open repurchase agreements ranged from 1 day to 655 days. Interest rates on the Company's open repurchase agreements ranged from 4.37% to 8.42% as of September 30, 2024. As of December 31, 2023, remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 513 days. Interest rates on the Company's open repurchase agreements ranged from 4.81% to 8.68% as of December 31, 2023.

The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS, credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), reverse mortgage loans, and U.S. Treasury securities by remaining maturity as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$332,416	5.34%	13	$1,076,710	5.55%	17
31-60 Days	4,005	5.81%	52	15,786	5.81%	49
61-90 Days	7,442	5.44%	77	914	6.16%	72
151-180 Days	2,330	5.76%	161	1,931	6.23%	159
Total Agency RMBS	346,193	5.35%	15	1,095,341	5.55%	18
Credit Assets:
30 Days or Less	681,209	7.23%	6	124,617	6.80%	22
31-60 Days	130,165	6.46%	44	136,434	7.03%	41
61-90 Days	79,799	6.29%	74	82,992	6.85%	74
91-120 Days	171,032	6.82%	118	290,215	7.36%	116
121-150 Days	49,053	7.42%	124	—	—%	—
151-180 Days	13,562	6.23%	163	5,980	6.68%	161
181-364 Days	135,049	8.02%	258	867,983	7.61%	268
> 364 Days	724,073	7.10%	434	58,631	8.61%	513
Total Credit Assets	1,983,942	7.11%	198	1,566,852	7.44%	199
Reverse Mortgage Loans:
30 Days or Less	30,499	8.30%	3	—	—%	—
61-90 Days	16,365	5.85%	85	—	—%	—
181-364 Days	8,751	8.14%	309	150,228	7.97%	282
Total Reverse Mortgage Loans	55,615	7.55%	75	150,228	7.97%	282
U.S. Treasury Securities:
30 Days or Less	256,302	5.07%	1	155,016	5.51%	2
Total U.S. Treasury Securities	256,302	5.07%	1	155,016	5.51%	2
Total	$2,642,052	6.69%	153	$2,967,437	6.67%	126
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of September 30, 2024 and December 31, 2023, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $3.3 billion and $3.7 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of September 30, 2024 and December 31, 2023, include investments in the amount of $3.6 million and $346.6 million, respectively, that were sold prior to period end but for which such sale had not yet settled. As of December 31, 2023, such amount included $341.1 million of Agency RMBS that had been acquired as a result of the Arlington merger and then subsequently sold but for which such sale transaction had not yet settled. In addition, as of September 30, 2024 and December 31, 2023, the Company posted (received) net cash collateral of $2.0 million and $(11.2) million, respectively, to its counterparties. In addition, as of September 30, 2024 additional securities with a fair value of $0.1 million were posted by the Company as a result of margin calls from various counterparties.

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table provides details by counterparty for such counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of total equity as of September 30, 2024 and December 31, 2023.
September 30, 2024:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$207,549	29	12.8%
December 31, 2023:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$216,886	246	14.2%
Other Secured Borrowings
In September 2024, the Company entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured revolving borrowing facility, which terminates in January 2026, whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. The facility accrues interest on a floating rate basis. As of September 30, 2024, the Company had outstanding borrowings under this facility in the amount of $38.2 million, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. As of September 30, 2024, the effective interest rate on this facility, was 8.93% and the fair value of ABS backed by consumer loans collateralizing this borrowing was $64.5 million. There are a number of covenants, including several financial covenants, associated with this borrowing; as of September 30, 2024 the Company was in compliance with all of its covenants.
The Company entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility that included a revolving borrowing period ending in September 2024. As of September 30, 2024, the Company had terminated this facility. As of December 31, 2023, the Company had outstanding borrowings under this facility in the amount of $25.8 million, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. The facility accrued interest on a floating rate basis, and the effective interest rate on this facility was 9.83% as of December 31, 2023. As of December 31, 2023, the fair value of ABS backed by consumer loans collateralizing this borrowing was $69.8 million. There are a number of covenants, including several financial covenants, associated with this borrowing; as of December 31, 2023, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 13—Residential Mortgage Loan Securitizations—Non-QM loans, whereby it financed portfolios of non-QM loans. As of September 30, 2024 and December 31, 2023, the fair value of the Company's outstanding liabilities associated with the Company's Consolidated Residential Mortgage Loan Securitizations was $1.39 billion and $1.42 billion, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the certificates held by third parties was 3.04% and 3.03% as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the fair value of non-QM loans held in the Consolidated Residential Mortgage Loan Securitization trusts was $1.5 billion and $1.6 billion, respectively.
The Company has completed securitization transactions, as discussed in Note 13—Proprietary Reverse Mortgage Loan Securitizations, whereby it financed portfolios of reverse mortgage loans. As of September 30, 2024, the fair value of the Company's outstanding liabilities associated with the Company's Reverse Mortgage Securitizations was $361.6 million, representing the fair value of the RM Notes held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the RM Notes held by third parties was 4.78%. Collateral held in the RM Issuing Entities as of September 30, 2024 includes the fair value of reverse mortgage loans of $390.6 million and $9.0 million of cash held in securitization reserve funds.
As discussed in Note 13—Residential Mortgage Loan Securitizations—European Residential Mortgage Loans, the Company has determined that, beginning June 30, 2024, it is the primary beneficiary of the European RMBS Issuer, resulting in consolidation. As of September 30, 2024, the fair value of the outstanding liabilities of the European RMBS Issuer was $61.3 million, representing the fair value of the European Debt Tranches held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the European Debt Tranches held by third parties was 6.92%. Collateral held in the European RMBS Issuer as of September 30, 2024 includes the fair value of residential mortgage loans of $55.2 million and $7.2 million of cash.
The Company has various warehouse lines of credit which it uses to finance its portfolio of reverse mortgage loans prior to them being sold or pooled into HMBS. There are a number of covenants, including several financial covenants, associated with these lines of credit; as of September 30, 2024 and December 31, 2023, the Company was in compliance with all of these covenants. As of September 30, 2024 and December 31, 2023, the Company had outstanding borrowings under these financing lines of $201.6 million and $160.1 million, respectively, which is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The following table provides details for each of the warehouse lines of credit.

		September 30, 2024			December 31, 2023
	Maturity	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate
		(In thousands)			(In thousands)
Facility A	May 2025	$107,559	$126,109	8.32%	$83,393	$99,340	8.95%
Facility B	April 2025	94,066	105,965	7.60%	76,717	88,251	8.21%
		$201,625	$232,074	7.98%	$160,110	$187,591	8.60%
The Company entered into an agreement to finance a portfolio of HECM tail draws prior to being sold or pooled into HMBS. This facility matures in November 2024, and accrues interest on a floating-rate basis. As of September 30, 2024 and December 31, 2023, the Company's outstanding borrowings under this facility was $20.4 million and $18.7 million, respectively, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 8.50% and 9.00% as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the fair value of HECM tail draws collateralizing this borrowing was $31.1 million and $29.2 million, respectively, which are included in Loans, at fair value on the Condensed Consolidated Balance Sheet. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both September 30, 2024 and December 31, 2023, the Company was in compliance with all of its covenants.
The Company entered into a line of credit agreement to finance its portfolio of HMBS-related MSRs. This facility matures in January 2025 and accrues interest on a floating-rate basis. As of September 30, 2024 and December 31, 2023, the Company's outstanding borrowings under this facility were $8.2 million and $26.6 million, respectively, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 10.32% and 10.46% as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the fair value of MSRs collateralizing this borrowing was $99.9 million and $88.4 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both September 30, 2024 and December 31, 2023, the Company was in compliance with all of its covenants.
As discussed in Note 5—Reverse Mortgage Loans, the Company is a party to various agreements with the MLPS Counterparty, which provide for the financing of certain HECM Buyout Loans. This facility was executed in March 2023 with a three-year term and accrues interest on a floating-rate basis. As of September 30, 2024 and December 31, 2023, the Company's outstanding borrowings under this facility were $15.7 million and $14.7 million, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 7.31% and 7.59% as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the fair value of HECM Buyout Loans collateralizing this borrowing was $15.1 million and $14.9 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of September 30, 2024 and December 31, 2023, the Company was in compliance with all of its covenants.
HMBS-related Obligations
As discussed in Note 13—Proprietary Reverse Mortgage Loan Securitizations, the Company issues pools of HMBS which are accounted for as secured borrowings. As of September 30, 2024 and December 31, 2023, the Company had HMBS-related obligations, at fair value of $8.8 billion and $8.4 billion, respectively. As of September 30, 2024 and December 31, 2023, such HMBS-related obligations are secured by $8.9 billion and $8.5 billion, respectively, of HECM loans, REO, and HMBS-related claims or other receivables. The weighted average interest rate on the Company's HMBS-related obligations was 6.52% and 6.46% as of September 30, 2024 and December 31, 2023, respectively.

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
There are a number of covenants, including several financial covenants, associated with the Senior Notes; as of both September 30, 2024 and December 31, 2023, the Company was in compliance with all of its covenants for its outstanding Senior Notes. The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.
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

Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of September 30, 2024:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	HMBS-related Obligations(3)	Unsecured Borrowings(1)	Total
(In thousands)
Next Twelve Months	$2,408,520	$532,793	$1,066,727	$34,931	$4,042,971
Year 2	233,532	381,700	907,783	37,750	1,560,765
Year 3	—	254,794	844,310	210,000	1,309,104
Year 4	—	198,322	797,670	—	995,992
Year 5	—	159,051	848,670	—	1,007,721
Total	$2,642,052	$1,526,660	$4,465,160	$282,681	$8,916,553
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $959.6 million, $242.2 million, and $40.0 million of expected principal repayments related to the Company's consolidated non-QM, reverse mortgage loan, and European Mortgage Loan securitizations, respectively, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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
Cash dividends declared by the Company that do not exceed its current or accumulated earnings and profits will be considered ordinary income to stockholders for income tax purposes unless all or a portion of a dividend is designated by the Company as a capital gain dividend. Distributions in excess of the Company's current and accumulated earnings and profits will be characterized as return of capital or will be treated by shareholders as capital gains.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three-month periods ended September 30, 2024 and 2023, the Company recorded income tax expense (benefit) of $12 thousand and $0.2 million, respectively. For the nine-month periods ended September 30, 2024 and 2023, the Company recorded income tax expense (benefit) of $0.2 million and $0.3 million, respectively. The Company evaluates its deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income. Based upon the available evidence at September 30, 2024, the Company determined that it was more likely than not that the deferred tax assets of its TRS would not be utilized in future periods; a valuation allowance of $73.7 million was recorded to fully reserve against these deferred tax assets.
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
For the three-month period ended September 30, 2024, the total base management fee incurred was $6.0 million, consisting of $6.1 million of total gross base management fee incurred, less $0.1 million of management fee rebates. For the three-month period ended September 30, 2023, the total base management fee incurred was $4.9 million, consisting of $5.0 million of total gross base management fee incurred, less $0.1 million of management fee rebates. For the nine-month period ended September 30, 2024, the total base management fee incurred was $17.6 million, consisting of $17.8 million of total gross base management fee incurred, less $0.2 million of management fee rebates. For the nine-month period ended September 30, 2023, the total base management fee incurred was $14.8 million, consisting of $15.1 million of total gross base management fee incurred, less $0.4 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of December 31, 2023, there was a Loss Carryforward of $22.1 million; there was no Loss Carryforward as of September 30, 2024.
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
The Company did not accrue an incentive fee for either of the three- or nine-month periods ended September 30, 2024 or 2023, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the nine-month periods ended September 30, 2024 and 2023, the Company reimbursed the Manager $19.6 million and $14.4 million, respectively, for previously incurred operating expenses. As of September 30, 2024 and December 31, 2023, the outstanding payable to the Manager for operating expenses was $5.1 million and $5.2 million, respectively, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.
Transactions Involving Investments in Unconsolidated Entities—Certain Loan Originators
As of September 30, 2024 and December 31, 2023, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator (the "Related-Party MLPA") in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both September 30, 2024 and December 31, 2023, there were no advances outstanding. The Company has also entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 24, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements and certain loan purchase commitments under the Related-Party MLPA. Additionally, as of December 31, 2023, the Company held warrants to purchase 8.28 million shares with a fair value of $10.3 million, which were included in Investments in unconsolidated entities on the Condensed Consolidated Balance Sheet. In March 2024, the Company exercised such warrants in exchange for Class B Common Stock of the mortgage loan originator. As of September 30, 2024 and December 31, 2023, the fair value of the Company's investment in this mortgage loan originator was $25.9 million and $23.8 million, respectively.
The Company is a party to an agreement with another mortgage loan originator (the "Related Party Loan Purchase Agreement") in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. As of September 30, 2024, the fair value of the Company's investment in this mortgage loan originator was $1.5 million.
The Company holds an investment in common and preferred stock of a consumer loan originator (the "Consumer Loan Originator"). An employee of Ellington has a less-than-10% equity interest in, and serves on the board of, this consumer loan originator. Another employee of Ellington, who serves as an officer of the Company, also serves on the board, as the Company's representative. The Company, through a related party of Ellington, or the "Loan Purchaser," was a party to a consumer loan purchase and sale flow agreement with the "Consumer Loan Originator, whereby the Loan Purchaser purchased consumer loans that satisfied certain specified criteria (the "Legacy PSFA"). The Company had investments in participation certificates related to such consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company had beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $74.2 million as of December 31, 2023, which is included in Securities, at fair value on the Condensed Consolidated Balance Sheet. In September 2024, the Company, through a wholly-owned trust subsidiary, and the Consumer Loan Originator, entered into an amended consumer loan purchase and sale flow agreement (the "Amended PSFA") whereby the Company purchases consumer loans that satisfy certain specified criteria. The Company also entered into an agreement with the Loan Purchaser whereby the Company acquired the consumer loans titled in the name of the Loan Purchaser purchased under the Legacy PSFA from the Loan Purchaser. The Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses, including financing expenses. As discussed in Note 14, the Company has entered into a secured revolving borrowing facility to finance its consumer loans. As of September 30, 2024, the total fair value of the Company's beneficial interests was $65.7 million, which is included in Securities, at fair value on the Condensed Consolidated Balance Sheet. Additionally, in December 2022, the Company extended a two-year revolving line of credit to the consumer loan originator; see table below for additional details.
In November 2023, the Company entered into various agreements with a residential mortgage loan originator (the "RTL Originator") in which it holds a non-controlling equity investment. Under the terms of such agreements, the Company has the option to purchase additional non-controlling equity interests at certain valuation thresholds. The Company also entered into a Commitment Letter Agreement (the "RTL Commitment Agreement") whereby it committed to purchase eligible loans originated by the RTL Originator; see Note 24, Commitments and Contingencies, for further information on the Company's commitment under the RTL Commitment Agreement. The RTL Originator has been determined to be a VIE. The Company has evaluated the RTL Originator and determined that the Company is not the primary beneficiary of the RTL Originator. As of both September 30, 2024 and December 31, 2023, the fair value of the Company's investment in the RTL Originator was $0.6 million, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
Transactions Involving Investments in Unconsolidated Entities—Certain Loan Origination-Related Entities
The following table provides details of financing that the Company has provided, in the form of secured promissory notes, to certain loan origination-related entities in which the Company also holds equity investments:

Effective Date of Promissory Note	Maturity Date of Promissory Note		Interest Rate as of		Outstanding Borrowings as of		Fair Value(1) as of
		Maximum Borrowing	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
		(In thousands)			(In thousands)
May 2021(2)	December 31, 2025	$6,000	12.0%	9.0%	$1,000	$2,335	$1,000	$2,335
February 2022	January 31, 2025	750	7.0%	7.0%	625	575	625	575
December 2022	December 16, 2024	3,500	15.0%	15.0%	1,644	1,644	—	1,233
(1)Classified as a Corporate loan and is included in Loans, at fair value on the Condensed Consolidated Balance Sheet.
(2)Convertible into non-voting equity interests, at the option of the borrower, at any time prior to maturity.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchased certain of its consumer loans through an affiliate, or the "Purchasing Entity," under various purchase agreements. The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trust was $0.6 million and $1.6 million as of September 30, 2024 and December 31, 2023, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $2.1 billion and $1.6 billion as of September 30, 2024 and December 31, 2023, respectively.

The Company is a co-investor in certain commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of September 30, 2024 and December 31, 2023, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $98.8 million and $63.7 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Condensed Consolidated Balance Sheet.
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
Equity Investment in Unconsolidated Entity
The Company is a co-investor, together with other affiliates of Ellington, in Jepson Holdings Limited ("Jepson"), the parent of an entity (the "Jepson Risk Retention Vehicle") that has sponsored various European mortgage loan securitizations. The Jepson Risk Retention Vehicle is expected to hold certain of the notes it issues for each securitization it completes in order to comply with European risk retention rules. As of September 30, 2024 and December 31, 2023, the Company's equity investment in Jepson Holdings Limited had a fair value of $0.3 million and $0.6 million, respectively. See Note 8 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of September 30, 2024 and December 31, 2023, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $718.1 million and $560.5 million, respectively. The Company's segregated silo of this debt as of September 30, 2024 and December 31, 2023, was $184.9 million and $165.9 million, respectively, and is included under the caption Repurchase agreements on the Company's Condensed Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both September 30, 2024 and December 31, 2023, no party to any of the repurchase agreements was in default.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For each of the three-month periods ended September 30, 2024 and 2023, the amount of such management fee rebates was $0.1 million. For the nine-month periods ended September 30, 2024 and 2023, the amount of such management fee rebates was $0.2 million and $0.4 million, respectively.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of September 30, 2024 and December 31, 2023, the Company's investment in such warehouse facilities was $30 thousand and $0.2 million, respectively, which are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities.
During the nine-month periods ended September 30, 2024 and 2023, the Company purchased $1.2 million and $0.7 million, respectively, of various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations. No such purchases were made during either of the three-month periods ended September 30, 2024 and 2023. Such purchases are effected at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitizations.
Investment in Affiliate
The Company has an investment in the common shares of Ellington Real Estate Income Trust, Inc. (the "Affiliated REIT"), which is an affiliate of the Company managed by an affiliate of Ellington (the "Affiliate REIT Manager"). The Company, Ellington, and various unrelated third parties (collectively, the "Affiliated REIT Founding Investors") have entered into various agreements committing to invest in the common stock of the Affiliated REIT. As of September 30, 2024, the Company had contributed $12.5 million and its remaining commitment to fund capital calls was $12.5 million; see Note 24—Commitments to Affiliate. As of September 30, 2024, the fair value of the Company's investment in the Affiliated REIT was $12.5 million. In accordance with the management agreement between the Affiliated REIT and the Affiliate REIT Manager (the "REIT Management Agreement"), investors pay a quarterly base management fee and, if certain performance hurdles are met, a performance fee. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fee and performance fee payable to the Affiliated REIT Manager.
In connection with the commitment to contribute capital to the Affiliated REIT, each of the Affiliated REIT Founding Investors entered into an agreement with the Affiliate REIT Manager whereby each of the Affiliated REIT Founding Investors participates in a net revenue share arrangement based on each Affiliated REIT Founding Investors’ pro rata share of the Affiliate REIT’s initial capital (the "Revenue Share Arrangement"). Under the terms of the Revenue Share Arrangement, each of the Affiliated REIT Founding Investors, including the Company, is entitled to receive from the Affiliate REIT Manager an amount equal to the product of (i) a fixed percentage and (ii) the management and performance fees earned by, less certain expenses incurred by, the Affiliate REIT Manager. The Revenue Share Arrangement will continue in perpetuity for each Affiliated REIT Founding Investor given (i) such Affiliate REIT Founding Investor has not defaulted on its obligation to fund its capital calls, and (ii) the REIT Management Agreement has not been terminated or is not renewed. To the extent that the net revenue share received by the Company is less than the management fees and performance fees incurred by the Company with respect to its investment in the Affiliated REIT, the Manager will rebate to the Company such difference.
The directors of the Affiliated REIT are currently: Michael Vranos, the Company's Co-Chief Investment Officer; Laurence Penn, the Company's Chief Executive Officer and President and a member of our Board of Directors; and Mark Tecotzky, the Company's Co-Chief Investment Officer. The Company has evaluated its interests in the Affiliated REIT, which is a VIE. Because the Company does not have the power to direct the activities that most significantly impact the Affiliated REIT's economic performance, the Company determined that it is not the primary beneficiary of the Affiliated REIT.
17. Long-Term Incentive Plan Units
OP LTIP Units issued under the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans is presented in Compensation and benefits, on the Statement of Operations. Total expense associated with OP LTIP Units issued under the Company's incentive plans for each of the three-

month periods ended September 30, 2024 and 2023 was $0.3 million and for the nine-month periods ended September 30, 2024 and 2023 was $0.9 million and $1.0 million, respectively.
The below table details unvested OP LTIP Units as of September 30, 2024:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	33,512	September 11, 2024	September 10, 2025
Dedicated or partially dedicated personnel:
	14,708	December 15, 2022	December 15, 2024
	22,135	December 14, 2023	December 14, 2024
	17,538	December 14, 2023	December 14, 2025
	39,740	March 19, 2024	December 31, 2025
Total unvested OP LTIP Units at September 30, 2024	127,633
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.
The following tables summarize issuance and exercise activity of OP LTIP Units for the three- and nine-month periods ended September 30, 2024 and 2023:

	Three-Month Period Ended
	September 30, 2024			September 30, 2023
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (June 30, 2024 and 2023, respectively)	365,518	423,177	788,695	365,518	404,055	769,573
Granted	—	33,512	33,512	—	—	—
Exercised	—	(7,657)	(7,657)	—	(6,199)	(6,199)
OP LTIP Units Outstanding (September 30, 2024 and 2023, respectively)	365,518	449,032	814,550	365,518	397,856	763,374
OP LTIP Units Unvested and Outstanding (September 30, 2024 and 2023, respectively)	—	127,633	127,633	—	88,819	88,819
OP LTIP Units Vested and Outstanding (September 30, 2024 and 2023, respectively)	365,518	321,399	686,917	365,518	309,037	674,555

	Nine-Month Period Ended
	September 30, 2024			September 30, 2023
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (December 31, 2023 and 2022, respectively)	365,518	383,437	748,955	365,518	404,055	769,573
Granted	—	73,252	73,252	—	—	—
Exercised	—	(7,657)	(7,657)	—	(6,199)	(6,199)
OP LTIP Units Outstanding (September 30, 2024 and 2023, respectively)	365,518	449,032	814,550	365,518	397,856	763,374
OP LTIP Units Unvested and Outstanding (September 30, 2024 and 2023, respectively)	—	127,633	127,633	—	88,819	88,819
OP LTIP Units Vested and Outstanding (September 30, 2024 and 2023, respectively)	365,518	321,399	686,917	365,518	309,037	674,555
There were an aggregate of 1,365,928 and 1,439,180 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of September 30, 2024 and December 31, 2023, respectively.
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
As of September 30, 2024, the Convertible Non-controlling Interests consisted of the outstanding 814,550 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.7% in the Operating Partnership. As of December 31, 2023, the Convertible Non-controlling Interests consisted of the outstanding 748,955 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.7% in the Operating Partnership. As of September 30, 2024 and December 31, 2023, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $11.9 million and $11.1 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of September 30, 2024 and December 31, 2023, the joint venture partners' interests in subsidiaries of the Company were $6.4 million and $4.9 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
Non-Controlling Interests in Longbridge
As of December 31, 2023, the Company owned 99.6% of Longbridge; the remainder relates to units held by various executives at Longbridge (the "Longbridge Executive Unit Holders") and stock options issued to various Longbridge employees (collectively, the "Longbridge Minority Holders"). Units held by the Longbridge Executive Unit Holders and exercised stock options participate in the income, expense, gains and losses of Longbridge but do not participate in the income, expense, gains and losses of the Operating Partnership. The Longbridge Minority Holders' interests are not convertible into shares of common stock of the Company or OP Units, nor are the Longbridge Minority Holders' entitled to receive distributions that holders of shares of common stock of the Company receive. Total expense associated with such options is presented under Compensation and benefits on the Statement of Operations. As of December 31, 2023, the Longbridge Minority Holders' interests in Longbridge were $2.4 million. In September 2024, the Company executed the buyout of the Longbridge Minority Holders' interests and as of September 30, 2024, Longbridge was a wholly owned subsidiary of the Company. These transactions are reflected on the Condensed Consolidation Statement of Changes in Equity in Cancellation of employee stock options and Purchase of non-controlling interests.
19. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of both September 30, 2024 and December 31, 2023, the total amount of cumulative preferred dividends in arrears was $4.0 million.
As of both September 30, 2024 and December 31, 2023, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
As of both September 30, 2024 and December 31, 2023, there were 4,820,421 shares of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.
As of September 30, 2024 and December 31, 2023, there were 4,000,000 shares of 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series C Preferred Stock") outstanding. The 4,000,000 shares of Series C Preferred Stock were issued during the nine-month period ended September 30, 2023 and provided $96.5 million of net proceeds after $3.5 million of commissions and offering costs.

As of September 30, 2024 and December 31, 2023, there were 379,668 shares of 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock, $0.01 par value per share ("Series D Preferred Stock") outstanding and 957,133 shares of 8.250% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series E Preferred Stock") outstanding.
On January 20, 2022, the Company commenced an "at-the-market" offering for our Series A Preferred Stock and Series B Preferred Stock, or the "Preferred ATM Program," by entering into equity distribution agreements with sales agents under which it is authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. The Company did not issue any shares of preferred stock under the Preferred ATM Program during either of the three- or nine-month periods ended September 30, 2024 or 2023. As of September 30, 2024, the Company had remaining authorization under the Preferred ATM Program of $99.5 million.
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
Common Stock
The Company has authorized 300,000,000 and 200,000,000 shares of common stock, $0.001 par value per share as of September 30, 2024 and December 31, 2023, respectively. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding. As of September 30, 2024 and December 31, 2023, there were 90,661,736 and 83,000,488 shares of common stock outstanding, respectively.
The Company previously commenced an "at-the-market" offering program for shares of its common stock, or the "Common ATM Program," by entering into equity distribution agreements with sales agents. Under the current equity distribution agreements, amended on September 30, 2024, the Company is authorized to offer and sell up to $300.0 million of common stock from time to time. During the three-month period ended September 30, 2024, the Company issued 5,612,166 shares of common stock under the Common ATM Program which provided $72.7 million of net proceeds after $1.1 million of agent commissions and offering costs. During the nine-month period ended September 30, 2024, the Company issued 7,715,891 shares of common stock under the Common ATM Program which provided $99.6 million of net proceeds after $1.4 million of agent commissions and offering costs. During the three-month period ended September 30, 2023, the Company issued 1,066,221 shares of common stock under the Common ATM Program which provided $14.5 million of net proceeds after $0.2 million of agent commissions and offering costs. During the nine-month period ended September 30, 2023, the Company issued 5,500,082 shares of common stock under the Common ATM Program which provided $75.0 million of net proceeds after $0.9 million of agent commissions and offering costs. As of September 30, 2024, the Company has a remaining authorization to issue $300.0 million of common shares.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three- and nine-month periods ended September 30, 2024, and 2023:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Shares of Common Stock Outstanding (as of 6/30/2024, 6/30/2023, 12/31/2023, and 12/31/2022, respectively)	85,041,913	67,161,740	83,000,488	63,812,215
Share Activity:
Shares of common stock issued	5,612,166	1,066,221	7,715,891	5,500,082
Shares of common stock repurchased	—	—	(62,300)	(1,084,336)
OP Units exercised	7,657	6,199	7,657	6,199
Shares of Common Stock Outstanding (as of 9/30/24, 9/30/23, 9/30/24, and 9/30/23, respectively)	90,661,736	68,234,160	90,661,736	68,234,160

If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of September 30, 2024 and December 31, 2023, the Company's issued and outstanding shares of common stock would increase to 91,522,646 and 83,795,803 shares, respectively.
In March 2023, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to $50 million of the Company's common stock (the "2023 Repurchase Plan"), which extended the Company’s ability to repurchase common stock beyond the 1.55 million shares authorized under the previous plan. The 2023 Repurchase Plan is open-ended in duration and allow the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases under the 2023 Repurchase Plan are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the nine-month period ended September 30, 2024, the Company repurchased 62,300 shares at an average price per share of $11.00 and a total cost of $0.7 million. During the nine-month period ended September 30, 2023, the Company repurchased 1,084,336 shares at an average price per share of $11.39 and a total cost of $12.4 million. The Company did not repurchase any common shares during either of the three-month periods ended September 30, 2024 and 2023. As of September 30, 2024, the Company has authorization to repurchase an additional $45.1 million of the Company's common stock under the 2023 Repurchase Plan.
Distributions to Stockholders
The following table summarizes cash dividends declared by the Company on its common and preferred stock during the three- and nine-month periods ended September 30, 2024:

(In thousands, except per share amounts)	Three-Month Period Ended September 30,				Nine-Month Period Ended September 30,
	2024		2023		2024		2023
Class of Stock	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$1,941	$0.42	$1,941	$0.42	$5,823	$1.27	$5,823	$1.27
Series B Preferred Stock	1,883	0.39	1,883	0.39	5,649	1.17	5,649	1.17
Series C Preferred Stock	2,156	0.54	2,156	0.54	6,468	1.62	6,325	1.58
Series D Preferred Stock	166	0.44	—	—	498	1.31	—	—
Series E Preferred Stock	688	0.72	—	—	1,868	1.95	—	—
Common Stock	34,796	0.39	30,992	0.45	105,224	1.21	92,246	1.35

20. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss) attributable to common stockholders	$16,175	$6,591	$95,437	$48,405
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	156	80	925	591
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	16,331	6,671	96,362	48,996
Dividends declared:
Common stockholders	(34,468)	(30,626)	(104,223)	(91,146)
Convertible Non-controlling Interests	(328)	(366)	(1,001)	(1,100)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(34,796)	(30,992)	(105,224)	(92,246)
Undistributed (Distributed in excess of) earnings:
Common stockholders	(18,293)	(24,035)	(8,786)	(42,741)
Convertible Non-controlling Interests	(172)	(286)	(76)	(509)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$(18,465)	$(24,321)	$(8,862)	$(43,250)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	87,198,435	67,789,827	85,576,158	67,212,137
Weighted average Convertible Non-controlling Interest Units outstanding	840,759	814,855	825,657	815,570
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	88,039,194	68,604,682	86,401,815	68,027,707
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.39	$0.45	$1.21	$1.35
Undistributed (Distributed in excess of)	(0.20)	(0.35)	(0.09)	(0.63)
	$0.19	$0.10	$1.12	$0.72
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.39	$0.45	$1.21	$1.35
Undistributed (Distributed in excess of)	(0.20)	(0.35)	(0.09)	(0.63)
	$0.19	$0.10	$1.12	$0.72
(1)For the three-month periods ended September 30, 2024 and 2023, excludes net income (loss) of $0.2 million and $0.4 million, respectively, attributable to joint venture partners and Longbridge, as applicable, which have non-participating interests as described in Note 18. For the nine-month periods ended September 30, 2024 and 2023, excludes net income (loss) of $0.8 million and $2.5 million, respectively, attributable to joint venture partners and Longbridge, as applicable, which have non-participating interests as described in Note 18.
21. Restricted Cash
Restricted cash represents cash that the Company can use only for specific purposes. As of September 30, 2024, the Company had $10.6 million of restricted cash including cash balances that are restricted under a warehouse line of credit agreement and cash held in securitization reserve funds. As of December 31, 2023, the Company had $1.6 million of restricted cash including cash balances that are restricted under a warehouse line of credit agreement.
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
The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2024 and December 31, 2023.
September 30, 2024:

Description	Amount of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$149,679	$(48,751)	$—	$(53,074)	$47,854
Reverse repurchase agreements	331,630	(151,336)	(180,294)	—	—
Liabilities
Financial derivatives–liabilities	(49,243)	48,751	—	169	(323)
Repurchase agreements	(2,642,052)	151,336	2,488,680	2,036	—
(1)In the Company's Condensed Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of September 30, 2024 was $3.3 billion. As of September 30, 2024, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $1.3 million and $1.4 million, respectively.
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

23. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of September 30, 2024 and December 31, 2023.
September 30, 2024:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$217,725	10	27.2%
Collateral on repurchase agreements held by dealers(2)	3,293,735	24	20.6%
Due from brokers	16,048	21	22.8%
Receivable for securities sold(3)	5,126	5	38.7%
(1)Each counterparty is a financial institution that the Company believes to be creditworthy as of September 30, 2024.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both September 30, 2024 and December 31, 2023, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $310.4 million and $288.0 million as of September 30, 2024 and December 31, 2023, respectively.
Loan Purchase Commitments
The Company is party to mortgage loan purchase and sale flow agreements with various loan originators, or "MLPAs." The Company had commitments, subject to completion of satisfactory due diligence and other terms of the respective MLPA, to purchase residential mortgage loans with a principal balance of $406.7 million. As of September 30, 2024, the fair value of the Company's purchase loan commitments was $1.3 million, which is included in Other Assets on the Condensed Consolidated Balance Sheet.

Commitments and Contingencies Related to Investments in Loan Originators
In connection with certain of its investments in mortgage and consumer loan originators, the Company has outstanding commitments and contingencies as described below.
As described above in —Loan Purchase Commitments, the Company has entered into various MLPAs, including the Related-Party MLPA, as described in Note 16, under which it commits to purchase non-QM loans from a certain mortgage loan originator. As of September 30, 2024, the Company had commitments, subject to the terms of the Related-Party MLPA, to purchase non-QM loans with a principal balance of $26.2 million. As of September 30, 2024, the fair value of such purchase loan commitments was $0.1 million, which is included in Other Assets on the Condensed Consolidated Balance Sheet. The Company has also entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million as of both September 30, 2024 and December 31, 2023 and there were no such borrowings outstanding as of either date. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of September 30, 2024 and December 31, 2023, the estimated fair value of such guarantee was insignificant.
As described above in —Loan Purchase Commitments, the Company has entered into various MLPAs, including the Related Party Loan Purchase Agreement, as described in Note 16, under which it commits to purchase RTL and non-QM loans from a certain mortgage loan originator. As of September 30, 2024, the Company had commitments, subject to the terms of the Related-Party MLPA, to purchase non-QM loans with a principal balance of $27.3 million. As of September 30, 2024, the fair value of such purchase loan commitments was $0.7 million, which is included in Other Assets on the Condensed Consolidated Balance Sheet.
As described in Note 16, the Company entered into various secured promissory notes with certain loan originators in which it also holds an equity interest. As of September 30, 2024 and December 31, 2023, the Company had unfunded commitments related to such secured promissory notes of $7.0 million and $5.5 million, respectively.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which it has an equity investment, under a promissory note. The Company's maximum guarantees were capped at $15.5 million. As of December 31, 2023, the amount of the promissory note outstanding, for which the Company provided a guarantee, was $1.0 million; no such amounts were outstanding as of September 30, 2024.
As discussed in Note 16, under the terms of the RTL Commitment Agreement, the Company committed to purchase at least $500 million of eligible loans originated by the RTL Originator. As of September 30, 2024 and December 31, 2023, the Company has unfunded commitments under the RTL Commitment Agreement of $376.9 million and $475.4 million, respectively.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of September 30, 2024 and December 31, 2023, the Company had unfunded commitments related to such investments in the amount of $2.7 million and $3.0 million, respectively.
The Company has extended a line of credit whereby the borrower can draw funds up to $1.0 million. As of both September 30, 2024 and December 31, 2023, the Company had unfunded commitments related to such line of credit in the amount of $0.9 million.
Commitments to Affiliate
As discussed in Note 16, the Company has committed to invest in the common shares of the Affiliated REIT. As of September 30, 2024, the Company had contributed $12.5 million and its remaining commitment to fund capital calls was $12.5 million.
Commitments to Extend Credit
The Company enters into loan commitment arrangements with borrowers who have applied for reverse mortgage loans that have not yet closed. As of September 30, 2024 and December 31, 2023, the fair value of such commitments was $6.0 million and $2.6 million, respectively, which is reflected in Loan commitments on the Condensed Consolidated Balance Sheet.

The Company is required to fund further borrower advances for loans where the borrower has not fully drawn down all of the reverse mortgage loan proceeds available to them. As of September 30, 2024 and December 31, 2023, the Company had unfunded commitments related to such reverse mortgage loans of $2.0 billion and $1.9 billion, respectively. Additionally, the Company has the obligation to advance various other reverse mortgage loan-related amounts such as the borrowers' property taxes and, in the case of HECM reverse mortgage loans, monthly insurance premiums to FHA.
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
Lease Commitments
Longbridge, a consolidated subsidiary of the Company, leases office space and office equipment, under various operating lease arrangements, which expire on various dates through January 2035. Additionally, as a result of the Arlington Merger, the Company assumed the remaining lease for Arlington's principal office space which expires in October 2024. As discussed in Note 2, the Company makes various assumptions and estimates in recognizing the operating lease ROU assets and corresponding lease liabilities, including the expected lease term, incremental borrowing rate, and identifying lease and non-lease components. Total expense under all operating leases amounted to $0.4 million and $0.3 million for the three-month periods ended September 30, 2024 and 2023, respectively and to $1.1 million and $0.8 million for the nine-month periods ended September 30, 2024 and 2023, respectively. Such expense is included in Other expenses on the Condensed Consolidated Statement of Operations.
The following table provides details of the Company's outstanding leases as of September 30, 2024 and December 31, 2023.

($ in thousands)	September 30, 2024	December 31, 2023
ROU assets	$5,330	$3,279
Lease liabilities	5,853	3,524
Weighted average remaining term (in years)	7.4	5.1
Weighted average discount rate	8.85%	7.31%
The following table details contractual future minimum lease payments as of September 30, 2024.

Minimum Payments
(In thousands)
Year ended December 31, 2024	$305
Year ended December 31, 2025	1,240
Year ended December 31, 2026	1,237
Year ended December 31, 2027	1,140
Year ended December 31, 2028	929
Thereafter	3,467
Total	8,318
Less: implied interest payments	(2,465)
Lease Liability	$5,853
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
The following tables present the Company's results of operations by reportable segment for the three- and nine-month periods ended September 30, 2024, and 2023, and various reconciling items to the Company's results of operations overall.

	Three-Month Period Ended September 30, 2024
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$91,158	$14,600	$1,523	$107,281
Interest expense	(55,302)	(13,861)	(4,491)	(73,654)
Total other income (loss)	6,542	30,621	(3,812)	33,351
Total expenses	(5,564)	(33,811)	(11,549)	(50,924)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	36,834	(2,451)	(18,329)	16,054
Income tax expense (benefit)	—	—	12	12
Earnings (losses) from investments in unconsolidated entities	7,281	—	—	7,281
Net Income (Loss)	44,115	(2,451)	(18,341)	23,323
Net income (loss) attributable to non-controlling interests	116	39	160	315
Dividends on preferred stock	—	—	6,833	6,833
Net Income (Loss) Attributable to Common Stockholders	$43,999	$(2,490)	$(25,334)	$16,175
Non-cash items:
Amortization and depreciation expense	$—	$314	$—	$314

	Three-Month Period Ended September 30, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$89,445	$5,190	$1,581	$96,216
Interest expense	(58,045)	(7,540)	(3,117)	(68,702)
Total other income (loss)	(11,969)	31,752	6,437	26,220
Total expenses	(3,771)	(25,319)	(10,362)	(39,452)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	15,660	4,083	(5,461)	14,282
Income tax expense (benefit)	—	—	224	224
Earnings (losses) from investments in unconsolidated entities	(978)	—	—	(978)
Net Income (Loss)	14,682	4,083	(5,685)	13,080
Net income (loss) attributable to non-controlling interests	438	(12)	83	509
Dividends on preferred stock	—	—	5,980	5,980
Net Income (Loss) Attributable to Common Stockholders	$14,244	$4,095	$(11,748)	$6,591
Non-cash items:
Amortization and depreciation expense	$—	$149	$—	$149

	Nine-Month Period Ended September 30, 2024
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$271,352	$32,606	$5,314	$309,272
Interest expense	(166,241)	(31,034)	(13,718)	(210,993)
Total other income (loss)	44,203	98,658	(7,465)	135,396
Total expenses	(14,019)	(89,719)	(33,826)	(137,564)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	135,295	10,511	(49,695)	96,111
Income tax expense (benefit)	—	—	214	214
Earnings (losses) from investments in unconsolidated entities	21,549	—	—	21,549
Net Income (Loss)	156,844	10,511	(49,909)	117,446
Net income (loss) attributable to non-controlling interests	684	76	937	1,697
Dividends on preferred stock	—	—	20,312	20,312
Net Income (Loss) Attributable to Common Stockholders	$156,160	$10,435	$(71,158)	$95,437
Non-cash items:
Amortization and depreciation expense	$—	$1,156	$—	$1,156

	Nine-Month Period Ended September 30, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$254,932	$11,862	$4,688	$271,482
Interest expense	(164,388)	(18,003)	(9,361)	(191,752)
Total other income (loss)	12,314	95,779	4,466	112,559
Total expenses	(11,140)	(76,583)	(32,263)	(119,986)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	91,718	13,055	(32,470)	72,303
Income tax expense (benefit)	—	—	328	328
Earnings (losses) from investments in unconsolidated entities	(3,403)	—	—	(3,403)
Net Income (Loss)	88,315	13,055	(32,798)	68,572
Net income (loss) attributable to non-controlling interests	2,522	(35)	603	3,090
Dividends on preferred stock	—	—	17,077	17,077
Net Income (Loss) Attributable to Common Stockholders	$85,793	$13,090	$(50,478)	$48,405
Non-cash items
Amortization and depreciation expense	$—	$859	$—	$859
The following tables present our balance sheet by reportable segment as of September 30, 2024 and December 31, 2023 which reconciles to the Company's financial position overall.

	September 30, 2024
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,728,990	$10,020,874	$203,426	$15,953,290
Total Liabilities	4,195,113	9,769,027	363,501	14,327,641
Total Equity	1,533,877	251,847	(160,075)	1,625,649

	December 31, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,978,988	$9,092,840	$244,102	$15,315,930
Total Liabilities	4,555,212	8,872,153	352,953	13,780,318
Total Equity	1,423,776	220,687	(108,851)	1,535,612
26. Subsequent Events
On October 7, 2024, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on November 25, 2024 to stockholders of record as of October 31, 2024.
On November 7, 2024, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on December 26, 2024 to stockholders of record as of November 29, 2024.

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
We conduct all of our operations and business activities through the Operating Partnership. As of September 30, 2024, we had an ownership interest of approximately 99.3% in the Operating Partnership. The remaining ownership interest of approximately 0.7% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 29-year history of investing in the Agency and credit markets.

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

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs"; and

CMBS and Commercial Mortgage Loans	.	CMBS;
	.	CLOs backed by commercial mortgage loans, or "CRE CLOs"; and
	.	Commercial mortgage loans and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS backed by consumer loans;
	.	ABS backed by Small Business Administration, or "SBA," loans, including IOs backed by SBA loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Corporate CLOs	.	Corporate CLO debt and equity tranches; and
	.	Investments in CLO loan accumulation facilities.

Mortgage-Related Derivatives	.	To-Be-Announced mortgage pass-through certificates, or "TBAs";
	.	Credit default swaps, or "CDS," on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, non-QM, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by mortgages on single-family-rental properties;
	.	RMBS backed by first-lien and second-lien mortgages;
	.	RMBS backed by performing and non-performing mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters;
	.	Collateralized debt obligations, or "CDOs";
	.	RMBS backed by European residential mortgages, or "European RMBS";
	.	Retained tranches from securitizations in which we have participated; and
	.	Credit risk transfer securities, or "CRTs."

Residential Mortgage Loans	.	Non-QM loans;
	.	Residential "transition loans," such as residential bridge loans and residential "fix-and-flip" loans;
	.	Residential non-performing mortgage loans, or "NPLs";
	.	Re-performing loans, or "RPLs," which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount;
	.	Retained tranches from securitizations to which we have contributed assets;
	.	Reverse mortgage loans;
	.	Closed-end second liens; and
	.	Home equity lines of credit, or "HELOCs."

Asset Class		Principal Assets
(continued)
Strategic Investments in Loan Originators	.	Strategic equity and/or debt investments in loan originators and mortgage-related entities;

Other	.	Mortgage servicing rights, or "MSRs" and MSR-related investments;
	.	Real estate, including commercial and residential real property;
	.	Strategic equity and/or debt investments in entities related to our business;
	.	Corporate debt and equity securities and corporate loans;
	.	Other non-mortgage-related derivatives; and
	.	Confirmation of originator fee certificates.
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
Our commercial mortgage loans may be fixed or floating rate and will generally have maturities ranging from one to ten years. We typically originate and acquire first-lien loans but may also originate and acquire subordinated loans. As of September 30, 2024, all of our commercial mortgage loans were first-lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
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
The residential transition loans that we purchase are typically newly originated loans and include: (i) "fix and flip" loans, which are made to real estate investors for the purpose of acquiring residential homes, making value-add improvements to such homes, and reselling the newly rehabilitated homes for a potential profit, and (ii) loans made to real estate investors for a "business purpose," such as purchasing a rental investment property, financing or refinancing a fully rehabilitated home awaiting sale, or securing short-term financing pending qualification for longer-term lower-rate financing. Our residential transition loans are secured by non-owner occupied properties, and are typically structured as fixed-rate, interest-only loans with terms to maturity between 6 and 24 months. Our underwriting guidelines focus on both the "as is" and "as repaired" property values, borrower experience as a real estate investor, and asset verification.
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
We also acquire HELOCs and closed-end second lien loans, which are loans made to homeowners collateralized by the existing equity in their home. Closed-end second lien loans allow the borrower to take a one-time lump sum and are subordinate to the rights of the first lien mortgage holder as well as other potential senior liens. A HELOC is a line of credit that allows the borrower to draw down on their available line of credit as needed, and is subordinate to the rights of the first lien mortgage holder and to the rights of any other lien-holder on the home.
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
Trends and Recent Market Developments
Market Overview
•After maintaining its target range for the federal funds rate in July, the U.S. Federal Reserve, or the "Federal Reserve," reduced the range by 50 basis points to 4.75%–5.00% in September. In cutting rates for the first time in four years, the Federal Reserve "judges that the risks to achieving its employment and inflation goals are roughly in balance." The Summary of Economic Projections released in September implied another 50 basis points of interest rate cuts in 2024.
In the third quarter, the Federal Reserve continued to reinvest only principal payments that exceeded $35 billion on Agency RMBS and $25 billion on U.S. Treasury securities, thus maintaining the reduced monthly reinvestment cap on U.S. Treasury securities announced at its May meeting.
•After rising during the first half of the year, interest rates fell significantly in the third quarter, particularly short-term interest rates, and the yield on the 10-year U.S. Treasury exceeded that of the 2-year U.S. Treasury for the first time since July 2022. Quarter over quarter, the 2-year U.S. Treasury yield decreased by 111 basis points to 3.64%, and the 10-year U.S. Treasury yield declined by 62 basis points to 3.78%. Meanwhile, interest rate volatility, as measured by the MOVE index, spiked in early August and again in early September, before declining into quarter end.
•In the third quarter, Secured Overnight Financing Rates, or "SOFR" rates, fell sharply following the decline in the federal funds rate, with one-month SOFR decreasing by 49 basis points to 4.85% and three-month SOFR decreasing by 73 basis points to 4.59%. SOFR rates drive many of our financing costs.
•Mortgage rates moved in sympathy with long-term interest rates during the third quarter. The Freddie Mac survey 30-year mortgage rate decreased from 6.86% at the end of June to 6.08% on September 26th. While still low on an historical basis, the Mortgage Bankers Association's Refinance Index more than doubled during the third quarter, with mortgage rates lower. Overall prepayment speeds ticked up in July and August and then fell in September, with Fannie Mae 30-year RMBS registering CPRs of 6.6 in July, 6.7 in August, and 6.4 in September.
Year-to-date through August, the S&P CoreLogic Case-Shiller US National Home Price NSA Index increased by 4.5% and the National Association of Realtors Housing Affordability Index declined by 1.9%.

•U.S. real GDP increased at an estimated annualized rate of 2.8% in the third quarter, as compared to 3.0% in the prior quarter. Meanwhile, the unemployment rate decreased moderately during the quarter, registering 4.3% in July, 4.2% in August, and 4.1% in September.
•Inflation continued its modest decline in the third quarter, reaching a three-year low in September. The 12-month percentage change in the Consumer Price Index for All Urban Consumers (“CPI-U"), not seasonally adjusted, was 2.9% in July, 2.5% in August, and 2.4% in September 2024. This compares to 12-month percentage changes of 3.4% in April, 3.3% in May, and 3.0% in June 2024.
•For the third quarter, the Bloomberg U.S. MBS Index posted a return of 5.48% and an excess return (on a duration-adjusted basis) of 0.76% relative to the Bloomberg U.S. Treasury Index. Meanwhile, the Bloomberg U.S. Corporate Bond Index generated a return of 5.81% and an excess return of 0.80%, and the Bloomberg U.S. Corporate High Yield Bond Index generated a return of 5.42% and an excess return of 1.83%, for the quarter.
•Corporate credit spreads generally tightened during the third quarter, with spreads on the Markit CDX North America Investment Grade and High Yield Indices decreasing by 1 and 15 basis points quarter over quarter, respectively. Default rates on U.S. leveraged loans declined further, with the twelve-month trailing default rate on the Morningstar LSTA Leveraged Loan Index decreasing to 0.80% at quarter end, as compared to 0.92% at June 30th, and well below the 10-year historical average of 1.68%, per PitchBook|LCD. Additionally, the Morningstar LSTA US Leveraged Loan Index rose in the third quarter to $96.71 at September 30th, compared to $96.59 at June 30th.
•Similar to U.S leveraged loans, default rates on EU leveraged loans also declined. The twelve-month trailing default rate on the Morningstar LSTA EU Leveraged Loan Index decreased to 0.79% at quarter end, as compared to 1.29% at June 30th, and below the 10-year historical average of 1.44%, per PitchBook|LCD. However, the Morningstar LSTA EU Leveraged Loan Index declined modestly in the third quarter to $97.58 at September 30th, compared to $97.61 at June 30th.
•U.S. CLO issuance activity, while still elevated on an historical basis, declined in the third quarter. According to PitchBook|LCD, the U.S. CLO market saw $41 billion of new CLO issuance in the third quarter, compared to $53 billion in the second quarter.
•U.S. equity markets performed well in the third quarter. The Dow Jones Industrial Average increased by 8.2% and the S&P 500 rose by 5.5%, with both indices ending the quarter at record highs. Meanwhile, the NASDAQ rose by 2.6% and reached a record high intra-quarter. Meanwhile, the VIX volatility index spiked in early August to its highest level since January 2021; the VIX subsequently moderated, but remained relatively elevated through quarter end. Finally, London's FTSE 100 index increased by 0.9%, and the MSCI World global equity index rose by 6.0% quarter over quarter.

Portfolio Overview and Outlook—Investment Portfolio
Investment Portfolio—Credit(1)
The following tables summarize the long investments in our credit portfolio as of September 30, 2024 and June 30, 2024.

	September 30, 2024		June 30, 2024
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Dollar Denominated:
CLOs(4)	$67,963	1.4%	$75,719	1.8%
CMBS	38,937	0.8%	42,842	1.0%
Commercial Mortgage Loans(3)	392,073	8.3%	362,914	8.8%
Consumer Loans and ABS backed by Consumer Loans(4)	88,805	1.9%	85,802	2.1%
Corporate Debt and Equity and Corporate Loans	31,650	0.7%	32,100	0.8%
Debt and Equity Investments in Loan Origination Entities(7)	42,376	0.9%	37,381	0.9%
Forward MSR-related investments	149,831	3.2%	158,031	3.8%
Home Equity Line of Credit and Closed-End Second Lien Loans	186,050	4.0%	62,737	1.5%
Non-Agency RMBS	155,423	3.3%	143,690	3.5%
Non-QM Loans and Retained Non-QM RMBS(2)(8)	2,165,375	46.1%	1,802,847	43.5%
Other investments(5)(6)	49,651	1.1%	23,533	0.6%
Residential Transition Loans and Other Residential Mortgage Loans(2)	1,248,001	26.6%	1,234,796	29.8%
Non-Dollar Denominated:
CLOs(4)	6,956	0.1%	6,973	0.2%
Corporate Debt and Equity	206	—%	219	—%
RMBS(9)	17,480	0.4%	18,138	0.4%
Other Residential Mortgage Loans	55,167	1.2%	52,368	1.3%
Total Long Credit Portfolio	$4,695,944	100.0%	$4,140,090	100.0%
Less: Non-retained Tranches of Consolidated Securitization Trusts	1,445,466		1,414,389
Total Long Credit Portfolio excluding Non-retained Tranches of Consolidated Securitization Trusts	$3,250,478		$2,725,701
(1)This information does not include U.S. Treasury securities, securities sold short, or financial derivatives.
(2)Includes related REO. In accordance with U.S. GAAP, REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to condensed consolidated financial statements.
(3)Includes equity investments in unconsolidated entities holding commercial mortgage loans and REO.
(4)Includes equity investments in securitization-related vehicles.
(5)Includes equity investment in Ellington affiliate.
(6)Includes equity investment in an unconsolidated entity which purchases certain other loans for eventual securitization.
(7)Includes corporate loans to certain loan origination entities in which we hold an equity investment.
(8)Retained non-QM RMBS represents RMBS issued by non-consolidated Ellington-sponsored non-QM loan securitization trusts, and interests in entities holding such RMBS.
(9)Includes an investment in an unconsolidated entity holding European RMBS.
Our total long credit portfolio, excluding non-retained tranches of consolidated securitization trusts, increased by 19% to $3.25 billion as of September 30, 2024, from $2.73 billion as of June 30, 2024. The increase was primarily driven by net purchases of non-QM loans, closed-end second lien loans, HELOCs, commercial mortgage loans, and non-Agency RMBS. A portion of the increase was offset by smaller CLO and CMBS portfolios, driven by net sales.
Including associated financing costs and hedging gains and losses, strong net interest income and net gains from our non-QM loans and retained tranches, non-Agency RMBS, closed-end second lien loans, and CMBS drove the positive performance of our credit strategy in the third quarter. We also benefited from mark-to-market gains on our equity investments in the loan originators LendSure and American Heritage Lending, which reflected strong performance at those originators driven by increased origination volumes and strong gain-on-sale margins. Offsetting a portion of these gains were net losses on our consumer loan portfolio and a related equity investment in a consumer loan originator, as well as negative operating income on certain non-performing commercial mortgage loans and REO. Finally, we had a net loss on the Great Ajax common shares we had purchased in connection with last year's terminated merger.

The percentage of delinquent loans in our residential mortgage loan portfolio decreased quarter over quarter, while the percentage of delinquent loans in our commercial mortgage loan portfolio (including loans accounted for as equity method investments) increased. Both of these portfolios continue to experience low levels of realized credit losses and strong overall credit performance, though we continue to work out several non-performing commercial mortgage assets.
During the quarter the net interest margin on our credit portfolio, including the effect of actual and accrued periodic payments on interest rate swaps used to hedge the assets, decreased to 2.64% from 2.76%. We continued to benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate.
Supplemental Credit Portfolio Information:
The following tables provide supplemental information to, and should be read in conjunction with, the notes to our financial statements. See Note 5—Investments in Loans, Note 7—Forward MSR-related Investments, and Note 8—Investments in Unconsolidated Entities, of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
The table below details certain information regarding our investments in commercial mortgage loans as of September 30, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans(3)(4)	$610,462	$(13,285)	$597,177	$4,913	$(9,015)	$593,075	10.75%	10.88%	1.02
(1)Excludes commercial mortgage loans in non-accrual status, with a fair value of $86.5 million.
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
(4)As of September 30, 2024 all of our commercial mortgage loans were first-lien mortgages, the vast majority of which have floating rates, most of which benefit from interest rate floors.
The table(1)(2) below summarizes our interests in commercial mortgage loans by payment status of the loan as of September 30, 2024:

	September 30, 2024
(In thousands)	Unpaid Principal Balance	Fair Value
Performing	$509,331	$506,534
Non-performing	101,131	86,541
Total	$610,462	$593,075
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
Additionally, as of September 30, 2024, an unconsolidated variable interest entity, in which we co-invest with other Ellington affiliates, held a commercial multi-family REO property; the fair value of our allocable portion of such REO was approximately $32.5 million.

The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of September 30, 2024:

Property Type(1)	September 30, 2024
Multifamily	65.6%
Hotel	7.5%
Industrial	5.7%
Retail	5.0%
Office	4.7%
Commercial Mixed Use	3.7%
Healthcare	3.6%
Mobile Home Community	3.1%
Self Storage	1.1%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.
The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of September 30, 2024:

Property Location by U.S. State(1)	September 30, 2024
Florida	21.0%
Illinois	11.1%
New York	10.9%
Texas	9.5%
New Jersey	5.7%
Michigan	5.2%
All other states <5%	36.6%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.
The table below summarizes our interests in residential mortgage loans by loan type, and REO resulting from the foreclosure of residential mortgage loans, as of September 30, 2024:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
North America—United States:
Non-QM loans	$2,256,738	$2,153,456
Residential transition loans	1,174,062	1,168,981
HELOCs and closed-end second lien loans	177,905	186,050
Other residential mortgage loans	53,981	54,579
Europe—United Kingdom:
Other residential mortgage loans	58,088	55,167
Total residential mortgage loans	$3,720,774	$3,618,233
Residential REO(1)		25,297
Total residential mortgage loans and residential REO(1)		$3,643,530
(1)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to condensed consolidated financial statements.

The table below details (in thousands) the underlying reference amounts and components of our Forward MSR-related investments as of September 30, 2024:

Fair Value of Underlying MSR	Financing	Advances Receivable	Cash and Other Net Receivables	Fair Value of Forward MSR-related Investments
$149,458	$(13,500)	$3,995	$9,878	$149,831
The table below provides additional details on the MSRs underlying our Forward MSR-related investments as of September 30, 2024:

			Weighted Average
Holder of Mortgage Loan	Unpaid Principal Balance	Fair Value	Rate	Servicing Fee	Loan Age (Months)	Projected CPR	Market Yield	Multiple
	(In thousands)
Federal National Mortgage Association	$10,971,863	$137,898	3.09%	0.25%	46	6.24%	9.51%	5.02
Federal Home Loan Mortgage Corporation	886,175	11,560	3.71%	0.25%	42	6.38%	9.55%	5.21
Total	$11,858,038	149,458	3.14%	0.25%	46	6.25%	9.51%	5.03
As discussed in Note 16 of the notes to our condensed consolidated financial statements, we, through a wholly-owned trust subsidiary, purchase automobile loans under agreements with a consumer loan originator. We have beneficial interests in the loan cash flows, which are net of servicing-related fees and expenses including a deferred performance-based fee to the consumer loan originator, in which we have a non-controlling equity interest. The total fair value of these investments, which are included in Securities, at fair value on the Condensed Consolidated Balance Sheet, was $65.7 million as of September 30, 2024. The table below provides additional information about the automobile loans underlying these participation certificates, which comprise our investments in ABS backed by consumer loans, as of September 30, 2024:

					Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Fair Value	Life (Years)	Delinquency (Days)
Automobile loans underlying ABS backed by consumer loans(1)(2)	$76,014	$(3,327)	$72,687	$64,512	1.6	12
(1)Fair value excludes accrued deferred performance-based fees to loan originator of $0.1 million.
(2)Excludes charged-off consumer loans with an aggregate unpaid principal balance and fair value of $76.9 million and $1.3 million, respectively, for which the Company has determined that it is probable the servicer will be able to collect principal and interest. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional details on charged-off consumer loans.

The following table provides additional details about our investments in unconsolidated entities as of September 30, 2024:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	$25,922
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	13,387
		39,309
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans and REO	98,812
Equity investments in securitization-related risk retention vehicles	Consumer Loans and European RMBS	988
Equity investments in securitization-related risk retention vehicles	Residential Mortgage Loan	8,725
Other	Various	40,641
		149,166
		$188,475
Investment Portfolio—Agency RMBS

	September 30, 2024		June 30, 2024
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$346,341	87.8%	$413,685	90.4%
Reverse Mortgages	33,723	8.5%	33,853	7.4%
IOs	14,579	3.7%	10,162	2.2%
Total Long Agency RMBS	$394,643	100.0%	$457,700	100.0%
Our total long Agency RMBS portfolio decreased by approximately 14% quarter over quarter to $394.6 million, driven by net sales and principal repayments, which were partially offset by net gains.
In the third quarter, interest rates fell, the yield curve steepened, and Agency RMBS yield spreads tightened as the market anticipated the beginning of the Federal Reserve's interest rate cutting cycle. In September the Federal Reserve reduced the target range for the federal funds rate by 50 basis points and also released updated economic projections that implied another 50 basis points of interest rate cuts later in 2024. Overall for the third quarter, the U.S. Agency MBS Index generated an excess return of 0.76%. Against this backdrop, our Agency strategy generated positive results for the quarter, as net gains on our Agency RMBS exceeded net losses on interest rate hedges, which were driven by declining interest rates.
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
During the quarter, the net interest margin on our Agency RMBS, excluding the Catch-up Amortization Adjustment, increased to 2.03% from 1.99%. As with our credit strategy, we continued to benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate.
As of both September 30, 2024 and June 30, 2024, the weighted average net pass-through rate on our fixed-rate specified pools was 4.1%. Portfolio turnover for our Agency strategy, as measured by sales and excluding paydowns, was 17.1% for the three-month period ended September 30, 2024.
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended September 30, 2024, June 30, 2024, March 31, 2024, December 31, 2023, and September 30, 2023.

	Three-Month Period Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Three-Month Constant Prepayment Rates(1)	7.5	8.5	5.2	5.7	7.0
(1)Excludes Agency fixed-rate RMBS without any prepayment history.
The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2024 and June 30, 2024:

		September 30, 2024				June 30, 2024
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon
		(In thousands)				(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.00–2.49	$8,068	$7,428	43	2.00%	$8,279	$7,361	40	2.00%
	2.50–2.99	—	—	—	—%	7,337	6,973	63	2.54%
	3.00–3.49	6,189	6,007	81	3.00%	6,619	6,246	79	3.00%
	3.50–3.99	7,569	7,478	91	3.50%	8,031	7,706	89	3.50%
	4.50–4.99	142	142	162	4.50%	172	170	159	4.50%
Total 15-year fixed-rate mortgages		21,968	21,055	71	2.81%	30,438	28,456	67	2.76%
30-year fixed-rate mortgages:
	2.00–2.49	17,688	14,836	36	2.00%	21,175	16,790	34	2.00%
	2.50–2.99	22,565	19,488	41	2.50%	24,639	20,252	38	2.50%
	3.00–3.49	71,912	65,463	50	3.00%	77,513	67,411	49	3.00%
	3.50–3.99	56,328	53,029	65	3.50%	58,554	52,702	63	3.50%
	4.00–4.49	33,664	32,638	52	4.00%	74,465	69,579	79	4.00%
	4.50–4.99	9,702	9,626	47	4.50%	8,783	8,393	49	4.50%
	5.00–5.49	47,778	48,057	27	5.00%	61,787	60,334	33	5.00%
	5.50–5.99	10,340	10,490	19	5.50%	12,146	12,044	22	5.50%
	6.00–6.49	34,412	35,348	19	6.00%	40,989	41,343	16	6.00%
	6.50–6.99	35,051	36,311	16	6.50%	35,550	36,381	13	6.50%
Total 30-year fixed-rate mortgages		339,440	325,286	41	4.16%	415,601	385,229	46	4.17%
Total fixed-rate Agency RMBS		$361,408	$346,341	42	4.08%	$446,039	$413,685	47	4.07%
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
The following table summarizes loan-related assets(1) in the Longbridge segment as of September 30, 2024 and June 30, 2024:

(In thousands)	September 30, 2024	June 30, 2024
HMBS assets(2)	$8,890,459	$8,926,658
Less: HMBS liabilities	(8,790,589)	(8,832,058)
HMBS MSR Equivalent	99,870	94,600
Unsecuritized HECM loans(3)	127,625	103,668
Proprietary reverse mortgage loans(4)	597,093	449,968
Reverse MSRs	28,877	29,538
Unsecuritized REO	2,372	1,375
Total	855,837	679,149
Less: Non-retained tranches of consolidated securitization trusts	361,596	158,397
Total, excluding non-retained tranches of consolidated securitization trusts	$494,241	$520,752
(1)This information does not include financial derivatives or loan commitments.
(2)Includes HECM loans, REO, and claims or other receivables.
(3)As of September 30, 2024, includes $8.2 million of active HECM Buyout Loans, $10.6 million of inactive HECM Buyout Loans, and $4.2 million of other inactive HECM loans. As of June 30, 2024, includes $5.1 million of active HECM Buyout Loans, $9.9 million of inactive HECM Buyout Loans, and $4.3 million of other inactive HECM loans.
(4)As of September 30, 2024, includes $390.6 million of securitized proprietary reverse mortgage loans and $9.0 million of cash held in securitization reserve funds. As of June 30, 2024, includes $181.1 million of securitized proprietary reverse mortgage loans and $4.5 million of cash held in a securitization reserve fund.
Our Longbridge segment generated a net loss attributable to common stockholders for the third quarter, driven by net losses on interest rate hedges, partially offset by positive results in originations. We had a mark-to-market gain on our HMBS MSR Equivalent, but this gain was muted by wider HMBS yield spreads, which resulted in a net loss on this position after taking into account the net losses on the interest rate hedges that we hold against this position. Wider HMBS yield spreads adversely affect the value of our HMBS MSR Equivalent because they lower the component of projected servicing income that stems from the right to fund and securitize future borrower draws. In HECM originations, a decline in origination margins, also driven by wider HMBS yield spreads, was partially offset by higher volumes; whereas in proprietary reverse originations, net gains related to the securitization in July, along with improved origination margins and higher volumes, led to strong profits in that product line.
Our Longbridge portfolio, excluding non-retained tranches of a consolidated securitization trusts, decreased by 5% sequentially to $494.2 million as of September 30, 2024, driven primarily by the completion of our securitization of proprietary reverse mortgage loans, partially offset by new proprietary reverse mortgage loan originations during the quarter.
Supplemental Longbridge Information:
The following table summarizes origination volumes by channel for the three-month periods ended September 30, 2024 and June 30, 2024:

	Three-Month Period Ended
($ In thousands)	September 30, 2024			June 30, 2024
Channel	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume
Retail	459	$83,080	23%	408	$60,601	20%
Wholesale and correspondent	1,391	271,660	77%	1,298	243,937	80%
Total	1,850	$354,740	100%	1,706	$304,538	100%
(1)Represents initial borrowed amounts on reverse mortgage loans.

Corporate/Other
In addition to expenses not allocated to either the investment portfolio segment or Longbridge segment, our results for the quarter also reflect a net unrealized loss on our unsecured borrowings, driven by the decline in interest rates. This loss was partially offset by a net gain, also driven by the decrease in interest rates, on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured borrowings and our preferred equity.
Financing—Overall
We have various financing arrangements in place as of September 30, 2024, including both secured and unsecured borrowings. We use repos, secured lines of credit, and various other secured borrowings to finance our portfolios, each of which we account for as collateralized borrowings. We have also obtained, through the securitization markets, term financing for certain of our non-QM loans, certain of our proprietary reverse mortgage loans, and certain of our consumer loans. Additionally, as an issuer of HMBS, we account for HMBS-related obligations as secured borrowings. Finally, as of September 30, 2024, we had $297.7 million of outstanding Unsecured borrowings including: (i) senior notes of $210.0 million, maturing in April 2027 and bearing an interest rate of 5.875%; (ii) senior notes of $34.9 million, maturing in March 2025 and bearing an interest rate of 6.75%; and (iii) senior notes of $37.8 million, maturing in August 2026 and bearing an interest rate of 6.00% (collectively, the "Senior Notes") as well as $15.0 million of unregistered junior subordinated unsecured debt securities (the "Trust Preferred Debt"). The indentures governing the outstanding Senior Notes contain a number of covenants, including several financial covenants. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional details on our Unsecured borrowings.
As of September 30, 2024, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet) were $4.7 billion, of which approximately 7.3%, or $346.2 million, related to our Agency RMBS holdings. The remaining outstanding borrowings related to our credit portfolio and Longbridge. Additionally, we had $8.8 billion of HMBS-related obligations.
The following table details our borrowings outstanding and debt-to-equity ratios as of September 30, 2024 and June 30, 2024:

	As of
($ in thousands)	September 30, 2024	June 30, 2024
Recourse(1) borrowings:
Repurchase agreements	$2,642,052	$2,301,976
Other secured borrowings	284,897	217,225
Unsecured borrowings, at par	297,681	297,681
Total recourse borrowings	$3,224,630	$2,816,882
Debt-to-equity ratio based on total recourse borrowings(1)	2.0:1	1.8:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities	1.8:1	1.6:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	1.8:1	1.6:1
Non-Recourse(3) Borrowings:
Other Secured Borrowings, at fair value(4)	1,813,755	1,585,838
HMBS-related obligations, at fair value	8,790,589	8,832,058
Total non-recourse borrowings	10,604,344	10,417,896
Total Recourse and Non-Recourse Borrowings	$13,828,974	$13,234,778
Debt-to-equity ratio based on total recourse and non-recourse borrowings	8.5:1	8.4:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities	8.3:1	8.3:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	8.3:1	8.2:1
(1)As of September 30, 2024 and June 30, 2024, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 2.1:1 and 1.9:1 as of September 30, 2024 and June 30, 2024, respectively.
(2)For unsettled purchases and sales, assumes associated borrowings are subject to haircuts of 5.6% and 5.4% as of September 30, 2024 and June 30, 2024, respectively.

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
Our recourse debt-to-equity ratio, excluding U.S. Treasury securities and adjusted for unsettled purchases and sales, increased to 1.8:1 as of September 30, 2024 as compared to 1.6:1 as of June 30, 2024. The increase was primarily driven by an increase in borrowings on our larger credit portfolio, partially offset by a decrease in borrowings on our smaller Agency portfolio, the proprietary reverse mortgage securitization which converted certain recourse borrowings to non-recourse borrowings, and an increase in shareholders' equity. Our overall debt-to-equity ratio, based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales, also increased during the quarter, to 8.3:1 as of September 30, 2024, as compared to 8.2:1 as of June 30, 2024.
Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
Our secured financing costs include interest expense related to our repo borrowings and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet but exclude HMBS-related obligations). For the three-month period ended September 30, 2024, the average cost of funds on our secured financings increased to 5.94%, as compared to 5.73% for the three-month period ended June 30, 2024. Our unsecured financing costs consist of interest expense related to our Unsecured borrowings. For the three-month periods ended September 30, 2024 and June 30, 2024, the average borrowing rate on our unsecured financings was 5.59% and 6.15%, respectively. Our average cost of funds, including both secured and unsecured financings, increased to 5.92% from 5.76% over the same period.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended September 30, 2024, and 2023, we recognized a Catch-Up Amortization Adjustment of $0.5 million and $0.3 million, respectively. For the nine-month periods ended September 30, 2024, and 2023, we recognized a Catch-Up Amortization Adjustment of $(0.1) million, and $(0.6) million, respectively. The Catch-up Amortization Adjustment is reflected as an increase (decrease) to Interest income on the Condensed Consolidated Statement of Operations.
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for a description of relevant recent accounting pronouncements, if any.

Financial Condition
The following table summarizes the fair value of our consolidated portfolio of investments(1) as of September 30, 2024 and December 31, 2023.

(In thousands)	September 30, 2024	December 31, 2023
Long:
Investment Portfolio:
Credit:
Dollar Denominated:
CLOs(4)	$67,963	$33,920
CMBS	38,937	45,432
Commercial Mortgage Loans(2)(3)	392,073	330,296
Consumer Loans and ABS backed by Consumer Loans(4)	88,805	83,130
Other investments(5)(6)	49,651	10,314
Corporate Debt and Equity and Corporate Loans	31,650	29,720
Debt and Equity Investments in Loan Origination Entities(7)	42,376	38,528
Non-Agency RMBS	155,423	253,522
Non-QM Loans and Retained Non-QM RMBS(2)(8)	2,165,375	2,037,914
Residential Transition Loans and Other Residential Mortgage Loans(2)	1,248,001	1,113,816
Home Equity Line of Credit and Closed-End Second Lien Loans	186,050	—
Forward MSR-related Investments	149,831	163,336
Non-Dollar Denominated:
CLO(4)	6,956	4,234
Corporate Debt and Equity	206	189
RMBS(8)	17,480	19,674
Other Residential Mortgage Loans	55,167	—
Agency:
Fixed-Rate Specified Pools	346,341	798,211
Floating-Rate Specified Pools	—	5,130
IOs	14,579	12,712
Reverse Mortgage Pools	33,723	37,171
Government Debt	252,700	165,063
Longbridge:
Reverse Mortgage Loans(2)	9,608,269	8,944,536
Reverse MSRs	28,877	29,580
Total Long	$14,980,433	$14,156,428
Short:
Investment Portfolio:
Government Debt:
Dollar Denominated	(277,798)	(128,113)
Non-Dollar Denominated	(27,120)	(26,190)
Total Short	$(304,918)	$(154,303)
(1)For more detailed information about the investments in our portfolio, please see the notes to the condensed consolidated financial statements.
(2)Includes related REO. REO is not eligible to elect the fair value option as described in Note 2 of the notes to the condensed consolidated financial statements and, as a result, is included at the lower of cost or fair value.
(3)Includes investments in unconsolidated entities holding commercial mortgage loans and REO.
(4)Includes equity investments in securitization-related vehicles.
(5)Includes equity investment in Ellington affiliate.
(6)Includes equity investment in an unconsolidated entity which purchases certain other loans for eventual securitization.
(7)Includes corporate loans to certain loan origination entities in which we hold an equity investment.
(8)Retained non-QM RMBS represents RMBS issued by non-consolidated Ellington-sponsored non-QM loan securitization trusts, and interest in entities holding such RMBS.
(9)Includes an equity investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of September 30, 2024.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$214	$(36,904)	$(36,690)	$1,934
Total Net Mortgage-Related Derivatives				1,934
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	145,742	(783,782)	(638,040)	(15,927)
Warrants(3)	102	—	102	53
Total Net Corporate-Related Derivatives				(15,874)
Interest Rate-Related Derivatives:
TBAs	159,866	(369,785)	(209,919)	647
Interest Rate Swaps	2,934,989	(3,901,768)	(966,779)	114,224
U.S. Treasury Futures(4)	1,900	(214,200)	(212,300)	(229)
Total Interest Rate-Related Derivatives				114,642
Other Derivatives:
Foreign Currency Forwards(5)	—	(22,099)	(22,099)	(266)
Total Net Other Derivatives				(266)
Net Total				$100,436
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 10 of the notes to the condensed consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of September 30, 2024, derivative assets and derivative liabilities were $149.7 million and $(49.2) million, respectively, for a net fair value of $100.4 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of September 30, 2024, a total of 19 long and 1,893 short U.S. Treasury futures contracts were held.
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
As of September 30, 2024, our Condensed Consolidated Balance Sheet reflected total assets of $16.0 billion and total liabilities of $14.3 billion. As of December 31, 2023, our Condensed Consolidated Balance Sheet reflected total assets of $15.3 billion and total liabilities of $13.8 billion. Our investments in securities, loans, MSRs, Forward MSR-related investments, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $15.1 billion and $14.3 billion as of September 30, 2024 and December 31, 2023, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $354.2 million and $216.1 million as of September 30, 2024 and December 31, 2023, respectively. As of both September 30, 2024 and December 31, 2023, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. We primarily use short positions in U.S. Treasury securities and sovereign bonds to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of September 30, 2024 and December 31, 2023, we had a net short notional TBA position of $209.9 million and $57.9 million, respectively.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of September 30, 2024 indebtedness outstanding on our repos was approximately $2.6 billion. As of September 30, 2024, our assets financed with repos consisted of Agency RMBS of $365.1 million, credit portfolio assets of $2.6 billion, reverse mortgage loans of $75.5 million, and U.S. Treasury securities of $252.7 million. As of September 30, 2024, outstanding indebtedness under repos was $346.2 million for Agency RMBS, $2.0 billion for credit portfolio assets, $55.6 million of reverse mortgage loans, and $256.3 million for U.S. Treasury securities. As of December 31, 2023 indebtedness outstanding on our repos was approximately $3.0 billion. As of December 31, 2023, our assets financed with repos consisted of Agency RMBS of $1.2 billion, credit portfolio assets of $2.1 billion, reverse mortgage loans of $203.7 million, and U.S. Treasury securities of $154.6 million. As of December 31, 2023, outstanding indebtedness under repos was $1.1 billion for Agency RMBS, $1.6 billion for credit portfolio assets, $150.2 million on reverse mortgage loans, and $155.0 million for U.S. Treasury securities.
In addition to our repos, as of September 30, 2024 we had Total other secured borrowings of $2.1 billion, collateralized by $2.4 billion of non-QM loans, European residential mortgage loans, ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs. This compares to Total other secured borrowings of $1.7 billion as of December 31, 2023, used to finance $1.9 billion of non-QM loans, ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs. Additionally, as of September 30, 2024, we had HMBS-related obligations of $8.8 billion collateralized by $8.9 billion of HMBS assets, and as of December 31, 2023, we had HMBS-related obligations of $8.4 billion collateralized by $8.5 billion of HMBS assets, which include HECM loans as well as REO and claims and other receivables. In addition to our secured borrowings, as of both September 30, 2024 and December 31, 2023, we had $297.7 million of Unsecured borrowings outstanding.
As of September 30, 2024 and December 31, 2023, our debt-to-equity ratio was 8.5:1 and 8.7:1, respectively. Our recourse debt-to-equity ratio was 2.0:1 as of September 30, 2024 as compared to 2.3:1 as of December 31, 2023. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of September 30, 2024, our equity increased by $90.0 million to $1.626 billion from $1.536 billion as of December 31, 2023. The increase principally consisted of net income of $117.4 million; net proceeds from the issuance of shares of common stock of $99.6 million, after commissions and offering costs; and contributions from our non-controlling interests of $10.0 million. These increases were partially offset by common and preferred dividends of $125.5 million, distributions to non-controlling interests of $9.1 million, payments of $1.8 million related to the cancellation of employee stock options, purchases of non-controlling interests of $0.7 million, and repurchases of common stock of $0.7 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.607 billion as of September 30, 2024. As of September 30, 2024, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $13.66.
Results of Operations
Results of Operations for the Three-Month Periods Ended September 30, 2024 and 2023
The following tables summarizes our results of operations by segment (as applicable) for the three-month periods ended September 30, 2024 and 2023:

	Three-Month Period Ended September 30, 2024
(In thousands except per share amounts)	Investment Portfolio		Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$91,158		$14,600	$1,523	$107,281
Interest expense	(55,302)		(13,861)	(4,491)	(73,654)
Net interest income	35,856		739	(2,968)	33,627
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	98,534		16,131	—	114,665
Realized and unrealized gains (losses) on financial derivatives, net	(30,954)		(15,501)	5,247	(41,208)
Realized and unrealized gains (losses) on real estate owned, net	(1,166)		—	—	(1,166)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(58,035)	1856	1,856	—	(56,179)
Unrealized gains (losses) on unsecured borrowings, at fair value	—		—	(9,059)	(9,059)
Net change from HECM reverse mortgage loans, at fair value	—		158,554	—	158,554
Net change related to HMBS obligations, at fair value	—		(133,837)	—	(133,837)
Other, net	(1,837)		3,418	—	1,581
Total other income (loss)	6,542		30,621	(3,812)	33,351
Expenses
Base management fee to affiliate, net of fee rebates(1)	—		—	6,031	6,031
Other investment related expenses	4,146		11,539	—	15,685
Other operating expenses	1,418		22,272	5,518	29,208
Total expenses	5,564		33,811	11,549	50,924
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	36,834		(2,451)	(18,329)	16,054
Income tax expense (benefit)	—		—	12	12
Earnings (losses) from investments in unconsolidated entities	7,281		—	—	7,281
Net Income (Loss)	44,115		(2,451)	(18,341)	23,323
Net income (loss) attributable to non-controlling interests	116		39	160	315
Dividends on preferred stock	—		—	6,833	6,833
Net Income (Loss) Attributable to Common Stockholders	$43,999		$(2,490)	$(25,334)	$16,175
Net Income (Loss) Per Common Share	$0.51		$(0.03)	$(0.29)	$0.19
(1)See Note 16 of the notes to the condensed consolidated financial statements for further details on management fee rebates.

	Three-Month Period Ended September 30, 2023
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$89,445	$5,190	$1,581	$96,216
Interest expense	(58,045)	(7,540)	(3,117)	(68,702)
Net interest income	31,400	(2,350)	(1,536)	27,514
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	(77,345)	(3,867)	—	(81,212)
Realized and unrealized gains (losses) on financial derivatives, net	47,282	23,948	10,847	82,077
Realized and unrealized gains (losses) on real estate owned, net	(1,867)	—	—	(1,867)
Unrealized gains (losses) on other secured borrowings, at fair value, net	18,660	—	—	18,660
Unrealized gains (losses) on unsecured borrowings, at fair value	—	—	(4,410)	(4,410)
Net change from HECM reverse mortgage loans, at fair value	—	99,929	—	99,929
Net change related to HMBS obligations, at fair value	—	(115,729)	—	(115,729)
Other, net	1,301	27,471	—	28,772
Total other income (loss)	(11,969)	31,752	6,437	26,220
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	4,890	4,890
Other investment related expenses	2,330	7,273	—	9,603
Other operating expenses	1,441	18,046	5,472	24,959
Total expenses	3,771	25,319	10,362	39,452
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	15,660	4,083	(5,461)	14,282
Income tax expense (benefit)	—	—	224	224
Earnings (losses) from investments in unconsolidated entities	(978)	—	—	(978)
Net Income (Loss)	14,682	4,083	(5,685)	13,080
Net income (loss) attributable to non-controlling interests	438	(12)	83	509
Dividends on preferred stock	—	—	5,980	5,980
Net Income (Loss) Attributable to Common Stockholders	$14,244	$4,095	$(11,748)	$6,591
Net Income (Loss) Per Common Share	$0.21	$0.06	$(0.17)	$0.10
(1)See Note 16 of the notes to the condensed consolidated financial statements for further details on management fee rebates.
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended September 30, 2024 we had net income (loss) attributable to common stockholders of $16.2 million, compared to $6.6 million for the three-month period ended September 30, 2023. The increase in our results of operations was primarily due to increases in total other income and net interest income, along with earnings from investments in unconsolidated entities in the current period, as compared to losses from investments in unconsolidated entities in the prior period. These increases in our results of operations were partially offset by an increase in total expenses in the current period.
Interest Income
Interest income was $107.3 million for the three-month period ended September 30, 2024, as compared to $96.2 million for the three-month period ended September 30, 2023. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the three-month period ended September 30, 2024 increased to $91.2 million, as compared to $89.4 million for the three-month period ended September 30, 2023.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month period ended September 30, 2024 and 2023:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended September 30, 2024	$80,535	$4,365,991	7.38%	$5,434	$466,890	4.66%	$85,969	$4,832,881	7.12%
Three-month period ended September 30, 2023	$75,361	$4,153,697	7.26%	$10,491	$1,040,433	4.03%	$85,852	$5,194,130	6.61%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the three-month period ended September 30, 2024, interest income from our credit portfolio was $80.5 million, as compared to $75.4 million for the three-month period ended September 30, 2023. This period-over-period increase was due to higher average asset yields and the larger size of the credit portfolio for the three-month period ended September 30, 2024.
For the three-month period ended September 30, 2024, interest income from our Agency RMBS was $5.4 million, as compared to $10.5 million for the three-month period ended September 30, 2023. This period-over-period decrease was due to the significantly smaller size of the Agency portfolio, which was partially offset by higher average asset yields for the three-month period ended September 30, 2024.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Amortization Adjustment. For the three-month periods ended September 30, 2024 and 2023, we had a positive Catch-up Amortization Adjustment of $0.5 million and $0.3 million, respectively, which increased our interest income. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 4.23% and 7.07%, respectively, for the three-month period ended September 30, 2024. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.90% and 6.58%, respectively, for the three-month period ended September 30, 2023.
In addition, we had $4.3 million and $3.0 million of interest income related to long U.S. Treasury securities and reverse repo on short positions in U.S. Treasury securities for the three-month periods ended September 30, 2024 and 2023, respectively, which we generally use to hedge our exposure to changes in interest rates.
Longbridge
For the three-month periods ended September 30, 2024 and 2023, interest income from the Longbridge segment was $14.6 million and $5.2 million, respectively. The increase was primarily related to a larger average holdings of proprietary reverse mortgage loans period over period as well as an increase in interest income related to reverse repo on short positions in U.S. Treasury securities for the three-month period ended September 30, 2024.
Corporate/Other
For the three-month periods ended September 30, 2024 and 2023, interest income not allocated to either the investment portfolio segment or Longbridge segment, typically interest income earned on cash balances and cash collateral held by counterparties, was $1.5 million and $1.6 million, respectively.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our unsecured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the three-month periods ended September 30, 2024 and 2023, we had total interest expense of $73.7 million and $68.7 million, respectively.
Investment Portfolio
Total interest expense in our investment portfolio segment decreased to $55.3 million for the three-month period ended September 30, 2024, as compared to $58.0 million for the three-month period ended September 30, 2023. The decrease in interest expense was primarily the result of a decline in average secured borrowings on our Agency RMBS assets, partially offset by an increase in financing rates.

The table below summarizes the components of interest expense in our Investment Portfolio for the three-month periods ended September 30, 2024 and 2023.

	Three-Month Period Ended
(In thousands)	September 30, 2024	September 30, 2023
Repos and Total Other Secured Borrowings	$55,187	$56,983
Securities Sold Short (1)	115	1,008
Other	—	54
Total	$55,302	$58,045
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the three-month periods ended September 30, 2024 and 2023.

	Three-Month Period Ended
	September 30, 2024			September 30, 2023
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,292,127	$46,699	5.64%	$3,292,421	$43,788	5.28%
Agency RMBS	367,556	5,132	5.55%	844,405	11,617	5.46%
Subtotal(1)	3,659,683	51,831	5.63%	4,136,826	55,405	5.31%
U.S. Treasury Securities	240,640	3,356	5.55%	116,212	1,578	5.39%
Total	$3,900,323	$55,187	5.63%	$4,253,038	$56,983	5.32%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 4.48% and 3.86% for the three-month periods ended September 30, 2024 and 2023, respectively. Excluding the Catch-up Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including actual and accrued periodic payments on interest rate swaps as described above), was 2.59% and 2.72% for the three-month periods ended September 30, 2024 and 2023, respectively. These metrics do not include costs associated with any unsecured debt or costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Longbridge
Interest expense in the Longbridge segment primarily relates to Other secured borrowings and repurchase agreements. For the three-month periods ended September 30, 2024 and 2023, interest expense related to the Longbridge segment was $13.9 million and $7.5 million, respectively. The increase in interest expense in the current period was primarily due to a significant increase in the average size of borrowings on the Longbridge portfolio, partially offset by lower average financing rates. For the three-month period ended September 30, 2024, our average borrowings related to the Longbridge portfolio were $621.7 million, and our average cost of funds was 7.88%. This compares to average borrowings of $307.3 million and an average cost of funds of 8.82% for the three-month period ended September 30, 2023.
Corporate/Other
Certain items of interest expense are not allocated to either the investment portfolio segment or Longbridge segment, such as interest expense on our Unsecured borrowings and certain cash collateral held by us. Total interest expense not allocated to either the investment portfolio or Longbridge segments increased to $4.5 million as compared to $3.1 million for the three-month periods ended September 30, 2024 and 2023, respectively. This increase was primarily due to interest expense incurred on unsecured borrowings assumed by us as a result of the completion of the Arlington Merger in the fourth quarter of 2023.

The table below summarizes the components of interest expense not included in either segment for the three-month periods ended September 30, 2024 and 2023.

	Three-Month Period Ended
(In thousands)	September 30, 2024	September 30, 2023
Unsecured borrowings	$4,555	$3,084
Other (1)	(64)	33
Total	$4,491	$3,117
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
Base Management Fees
Corporate/Other
For the three-month period ended September 30, 2024, the gross base management fee, which is based on total equity at the end of each quarter, was $6.1 million, and our Manager credited us with rebates on our base management fee of $0.1 million, resulting in a net base management fee of $6.0 million. For the three-month period ended September 30, 2023, the gross base management fee was $5.0 million, and our Manager credited us with rebates on our base management fee of $0.1 million, resulting in a net base management fee of $4.9 million. The increase in the net base management fee period over period was primarily due to a larger capital base at the end of the third quarter of 2024, as compared to 2023.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended September 30, 2024 and 2023, other investment related expenses were $15.7 million and $9.6 million, respectively.
Investment Portfolio
For the three-month periods ended September 30, 2024 and 2023, Other investment related expenses in our investment portfolio segment were $4.1 million and $2.3 million, respectively. The increase in Other investment related expenses was primarily due to an increase in servicing expenses on our larger residential mortgage loan portfolio as well as an increase in various legal and due diligence expenses on newly originated loans we purchase.
Longbridge
Other investment related expenses in the Longbridge segment primarily consist of servicing expense related to reverse mortgage loans and various loan origination expenses. For the three-month periods ended September 30, 2024 and 2023, Other investment related expenses were $11.5 million and $7.3 million, respectively. The increase in Other investment related expenses in the Longbridge segment was primarily due to debt issuance costs incurred in connection with a securitization of proprietary reverse mortgage loans during the three-month period ended September 30, 2024, as well as an increase in servicing and various loan origination expenses resulting from our larger holdings and originations of reverse mortgage loans.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $29.2 million for the three-month period ended September 30, 2024 as compared to $25.0 million for the three-month period ended September 30, 2023.
Investment Portfolio
Other operating expenses for our investment portfolio segment were $1.4 million for each of the three-month periods ended September 30, 2024 and 2023.
Longbridge
For the three-month periods ended September 30, 2024 and 2023, other operating expenses related to the Longbridge segment were $22.3 million and $18.0 million, respectively. These expenses primarily consist of compensation and benefits expense, and consist to a lesser extent of various overhead costs including rent expense, licensing fees, expenses related to office equipment, and amortization of intangible assets. The period-over-period increase was primarily due to an increase in compensation and benefits expense.

Corporate/Other
For each of the three-month periods ended September 30, 2024 and 2023, other operating expenses not allocated to either the investment portfolio segment or the Longbridge segment were $5.5 million.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and residential mortgage, commercial mortgage, consumer, and corporate loans, financial derivatives, and real estate owned, unrealized gains (losses) on other secured borrowings, at fair value and Unsecured borrowings, at fair value, net change from HECM reverse mortgage loans, at fair value, and net change related to HMBS obligations, at fair value. Other, net, another component of Other income (loss), includes rental income and income related to loan originations, as well as income on MSRs and Forward MSR-related investments, unrealized gains (losses) on loan commitments, realized gains (losses) on foreign currency transactions, and unrealized gains (losses) on foreign currency remeasurement.
Investment Portfolio
For the three-month period ended September 30, 2024, other income (loss) was $6.5 million, consisting primarily of net realized and unrealized gains of $98.5 million on our securities and loans, partially offset by net realized and unrealized losses of $(58.0) million on our Other secured borrowings, at fair value, $(31.0) million on our financial derivatives, $(1.8) million of Other, net, and $(1.2) million on real estate owned, net. Net realized and unrealized gains of $98.5 million on our securities and loans were primarily on non-QM loans, non-Agency RMBS, closed-end second lien loans, and non-Agency CMBS, all primarily driven by lower interest rates. These gains were partially offset by net realized and unrealized losses on commercial mortgage bridge loans and consumer loans. We recognized net unrealized losses of $(58.0) million on our Other secured borrowings, at fair value for the three-month period ended September 30, 2024, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized gains of $62.5 million, which are included in Unrealized gains (losses) on securities and loans, net. Net realized and unrealized losses of $(31.0) million on our financial derivatives were primarily related to net realized and unrealized losses, driven by lower interest rates, on our interest rate swaps, and to a lesser extent, on our TBAs and on our short positions in U.S. Treasury futures. Other, net of $(1.8) million consisted primarily of net realized and unrealized losses on our Forward MSR-related investments, partially offset by various origination and loan income, and rental income.
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
Longbridge
For the three-month period ended September 30, 2024, other income (loss) from the Longbridge segment was $30.6 million, consisting primarily of gains from Net change from HECM reverse mortgage loans, at fair value of $158.6 million, net realized and unrealized gains of $16.1 million on securities and loans, other income of $3.4 million, and net unrealized gains of $1.9 million on Other Secured borrowings, at fair value. These gains were partially offset by Net change related to HMBS obligations, at fair value of $(133.8) million and net realized and unrealized losses of $(15.5) million on financial derivatives. Gains from Net change from HECM reverse mortgage loans at fair value of $158.6 million primarily consisted of $149.2 million of coupon income on HECM loans and net realized and unrealized gains of $10.3 million on HECM loans. The net realized and unrealized gains on HECM loans were primarily driven by a decline in interest rate quarter over quarter. Losses from Net change related to HMBS obligations, at fair value of $(133.8) million primarily consisted of $(140.4) million of interest expense on the HMBS obligations and net unrealized gains of $6.5 million on the HMBS obligations, which partially offset the interest income on HECM loans and net realized and unrealized gains on HECM loans. Net gains of $16.1 million on securities and loans were primarily driven by tighter yield spreads on proprietary reverse mortgage loans. Other income, included in Other, net of $3.4 million, is primarily related to $2.1 million of servicing fees and $2.5 million of origination fees, partially offset by net realized and unrealized losses of $(0.7) million on MSRs.
For the three-month period ended September 30, 2023, other income (loss) from the Longbridge segment was $31.8 million, consisting primarily of gains from Net change from reverse mortgage loans, at fair value of $99.9 million, realized and unrealized gains on financial derivatives of $23.9 million, and other income of $27.5 million primarily related to MSRs. Such gains were partially offset by Net change related to HMBS obligations, at fair value of $(115.7) million. Gains from Net change from reverse mortgage loans, at fair value of $99.9 million consisted primarily of coupon income on HECM loans of $130.5 million, offset by a mark-to-market losses of $(30.3) million due to our adoption of more conservative valuation assumptions in light of current market conditions. Losses from Net change related to HMBS obligations, at fair value of $(115.7) million consists primarily of interest expenses of the HMBS obligation. Other income of $27.5 million is primarily related to unrealized gains of $23.9 million on the MSRs acquired out of a bankruptcy proceeding in July 2023, and $2.2 million of servicing fees.
Corporate/Other
For the three-month period ended September 30, 2024, other income (loss) was $(3.8) million, consisting primarily of a net loss on our Unsecured borrowings, at fair value of $(9.1) million, driven by the decrease in interest rates. This net loss was partially offset by net gains of $5.2 million, primarily on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity, also driven by the decline in interest rates. For the three-month period ended September 30, 2023, other income (loss) was $6.4 million, consisting primarily of net realized and unrealized gains on the fixed payer interest rate swaps associated with the then-pending merger with Great Ajax Corp., partially offset by net realized and unrealized losses on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our Unsecured borrowings, at fair value and our preferred equity, and net unrealized losses on our outstanding Unsecured borrowings, at fair value.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $12 thousand for the three-month period ended September 30, 2024, as compared to $0.2 million for the three-month period ended September 30, 2023.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $7.3 million for the three-month period ended September 30, 2024, as compared to $(1.0) million for the three-month period ended September 30, 2023. For the three-month period ended September 30, 2024, Earnings (losses) from investments in unconsolidated entities of $7.3 million primarily consisted of net realized and unrealized gains on investments in loan originators, investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates, and investments in risk retention vehicles related to non-QM securitizations. Losses from investments in unconsolidated entities of $(1.0) million for the three-month period ended September 30, 2023, primarily related to net unrealized losses on investments in the risk retention vehicles holding tranches of non-consolidated Ellington-sponsored non-QM securitizations in which we have participated, and risk retention vehicles related to unconsolidated consumer securitizations. Such losses were partially offset by net realized and unrealized gains from investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates.

Results of Operations for the Nine-Month Periods Ended September 30, 2024 and 2023
The following tables summarizes our results of operations by segment (as applicable) for the nine-month periods ended September 30, 2024 and 2023:

	Nine-Month Period Ended September 30, 2024
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$271,352	$32,606	$5,314	$309,272
Interest expense	(166,241)	(31,034)	(13,718)	(210,993)
Net interest income	105,111	1,572	(8,404)	98,279
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	110,823	9,510	—	120,333
Realized and unrealized gains (losses) on financial derivatives, net	5,846	3,105	(2,102)	6,849
Realized and unrealized gains (losses) on real estate owned, net	(4,213)	—	—	(4,213)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(71,749)	1,531	—	(70,218)
Unrealized gains (losses) on unsecured borrowings, at fair value	—	—	(5,363)	(5,363)
Net change from HECM reverse mortgage loans, at fair value	—	510,757	—	510,757
Net change related to HMBS obligations, at fair value	—	(439,491)	—	(439,491)
Other, net	3,496	13,246	—	16,742
Total other income (loss)	44,203	98,658	(7,465)	135,396
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	17,572	17,572
Other investment related expenses	10,425	29,583	—	40,008
Other operating expenses	3,594	60,136	16,254	79,984
Total expenses	14,019	89,719	33,826	137,564
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	135,295	10,511	(49,695)	96,111
Income tax expense (benefit)	—	—	214	214
Earnings (losses) from investments in unconsolidated entities	21,549	—	—	21,549
Net Income (Loss)	156,844	10,511	(49,909)	117,446
Net income (loss) attributable to non-controlling interests	684	76	937	1,697
Dividends on preferred stock	—	—	20,312	20,312
Net Income (Loss) Attributable to Common Stockholders	$156,160	$10,435	$(71,158)	$95,437
Net Income (Loss) Per Common Share	$1.82	$0.12	$(0.82)	$1.12
(1)See Note 16 of the notes to the condensed consolidated financial statements for further details on management fee rebates.

	Nine-Month Period Ended September 30, 2023
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total
Interest Income (Expense)
Interest income	$254,932	$11,862	$4,688	$271,482
Interest expense	(164,388)	(18,003)	(9,361)	(191,752)
Net interest income	90,544	(6,141)	(4,673)	79,730
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	(53,295)	5,801	—	(47,494)
Realized and unrealized gains (losses) on financial derivatives, net	61,841	33,307	2,366	97,514
Realized and unrealized gains (losses) on real estate owned, net	(1,989)	—	—	(1,989)
Unrealized gains (losses) on other secured borrowings, at fair value, net	1,133	—	—	1,133
Unrealized gains (losses) on unsecured borrowings, at fair value	—	—	2,100	2,100
Net change from HECM reverse mortgage loans, at fair value	—	295,170	—	295,170
Net change related to HMBS obligations, at fair value	—	(271,840)	—	(271,840)
Other, net	4,624	33,341	—	37,965
Total other income (loss)	12,314	95,779	4,466	112,559
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	14,759	14,759
Other investment related expenses	6,779	20,890	—	27,669
Other operating expenses	4,361	55,693	17,504	77,558
Total expenses	11,140	76,583	32,263	119,986
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	91,718	13,055	(32,470)	72,303
Income tax expense (benefit)	—	—	328	328
Earnings (losses) from investments in unconsolidated entities	(3,403)	—	—	(3,403)
Net Income (Loss)	88,315	13,055	(32,798)	68,572
Net income (loss) attributable to non-controlling interests	2,522	(35)	603	3,090
Dividends on preferred stock	—	—	17,077	17,077
Net Income (Loss) Attributable to Common Stockholders	$85,793	$13,090	$(50,478)	$48,405
Net Income (Loss) Per Common Share	$1.26	$0.20	$(0.74)	$0.72
(1)See Note 16 of the notes to the condensed consolidated financial statements for further details on management fee rebates.
Net Income (Loss) Attributable to Common Stockholders
For the nine-month period ended September 30, 2024 we had net income (loss) attributable to common stockholders of $95.4 million, compared to $48.4 million for the nine-month period ended September 30, 2023. The increase in our results of operations was primarily due to increases in total other income and net interest income, along with earnings from investments in unconsolidated entities in the current period, as compared to losses from investments in unconsolidated entities in the prior period. These increases were partially offset by an increase in total expenses and dividends on preferred stock.
Interest Income
Interest income was $309.3 million for the nine-month period ended September 30, 2024, as compared to $271.5 million for the nine-month period ended September 30, 2023. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the nine-month period ended September 30, 2024 increased to $271.4 million, as compared to $254.9 million for the nine-month period ended September 30, 2023.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the nine-month period ended September 30, 2024 and 2023:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine-month period ended September 30, 2024	$239,477	$4,281,532	7.46%	$19,361	$615,346	4.20%	$258,838	$4,896,878	7.05%
Nine-month period ended September 30, 2023	$218,884	$4,188,473	6.97%	$25,428	$989,018	3.43%	$244,312	$5,177,491	6.29%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the nine-month period ended September 30, 2024, interest income from our credit portfolio was $239.5 million, as compared to $218.9 million for the nine-month period ended September 30, 2023. This period-over-period increase was primarily driven by higher average asset yields for the nine-month period ended September 30, 2024.
For the nine-month periods ended September 30, 2024 and 2023, interest income from our Agency RMBS was $19.4 million and $25.4 million, respectively. This period-over-period decrease was due to the significantly smaller size of the Agency portfolio, partially offset by higher average asset yields for the nine-month period ended September 30, 2024.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Amortization Adjustment. For the nine-month periods ended September 30, 2024 and 2023, we had a negative Catch-up Amortization Adjustment of $(0.1) million and $(0.6) million, respectively, which decreased our interest income. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 4.21% and 7.05%, respectively, for the nine-month period ended September 30, 2024. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.51% and 6.31%, respectively, for the nine-month period ended September 30, 2023.
In addition, we had $9.8 million and $9.0 million of interest income related to long U.S. Treasury securities and reverse repo on short U.S. Treasury securities for the nine-month periods ended September 30, 2024 and 2023, respectively, which we generally use to hedge our exposure to changes in interest rates.
Longbridge
For the nine-month periods ended September 30, 2024 and 2023, interest income from the Longbridge segment was $32.6 million and $11.9 million, respectively. The increase was primarily related to a larger average portfolio of proprietary reverse mortgage loans period over period as well as an increase in interest income related to reverse repo on short positions in U.S. Treasury securities for the nine-month period ended September 30, 2024.
Corporate/Other
For the nine-month periods ended September 30, 2024 and 2023, interest income not allocated to either the investment portfolio segment or the Longbridge segment was $5.3 million and $4.7 million, respectively.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our unsecured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the nine-month periods ended September 30, 2024 and 2023, we had total interest expense of $211.0 million and $191.8 million, respectively.
Investment Portfolio
Total interest expense in our investment portfolio segment increased to $166.2 million for the nine-month period ended September 30, 2024, as compared to $164.4 million for the nine-month period ended September 30, 2023. The increase in interest expense was primarily the result of an increase in financing rates as well as a larger short position in U.S. Treasury securities, which we use to hedge interest rate risk. Such increases were partially offset by a decline in average secured borrowings on our credit and Agency RMBS assets.

The table below summarizes the components of interest expense in our Investment Portfolio for the nine-month periods ended September 30, 2024 and 2023.

	Nine-Month Period Ended
(In thousands)	September 30, 2024	September 30, 2023
Repos and Total Other Secured Borrowings	$164,049	$161,304
Securities Sold Short (1)	2,148	2,966
Other	44	118
Total	$166,241	$164,388
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the nine-month periods ended September 30, 2024 and 2023.

	Nine-Month Period Ended
	September 30, 2024			September 30, 2023
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,208,302	$133,524	5.56%	$3,306,117	$126,208	5.10%
Agency RMBS	506,026	21,103	5.57%	798,033	30,114	5.05%
Subtotal(1)	3,714,328	154,627	5.56%	4,104,150	156,322	5.09%
U.S. Treasury Securities	228,423	9,422	5.51%	131,994	4,982	5.05%
Total	$3,942,751	$164,049	5.56%	$4,236,144	$161,304	5.09%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 4.40% and 3.80% for the nine-month periods ended September 30, 2024 and 2023, respectively. Excluding the Catch-up Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including actual and accrued periodic payments on interest rate swaps as described above), was 2.65% and 2.51% for the nine-month periods ended September 30, 2024 and 2023, respectively. These metrics do not include costs associated with any unsecured debt or costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Longbridge
Interest expense in the Longbridge segment primarily relates to Other secured borrowings and repurchase agreements. For the nine-month periods ended September 30, 2024 and 2023, interest expense related to the Longbridge segment was $31.0 million and $18.0 million, respectively. The increase in interest expense in the current period was primarily due to a significant increase in the average size of borrowings on the Longbridge portfolio, partially offset by a decrease in financing costs. For the nine-month period ended September 30, 2024, our average borrowings related to the Longbridge portfolio were $488.7 million and our average cost of funds was 8.05%. This compares to average borrowings of $283.5 million and an average cost of funds of 8.49% for the nine-month period ended September 30, 2023.
Corporate/Other
Certain items of interest expense are not allocated to either the investment portfolio segment or the Longbridge segment, such as interest expense on our Unsecured borrowings and certain cash collateral held by us. Total interest expense not allocated to either the investment portfolio segment or the Longbridge segment was $13.7 million and $9.4 million for the nine-month periods ended September 30, 2024 and 2023, respectively. This increase was primarily due to interest expense incurred on unsecured borrowings assumed by us as a result of the completion of the Arlington Merger in the fourth quarter of 2023.

The table below summarizes the components of interest expense not included in either segment for the nine-month periods ended September 30, 2024 and 2023.

	Nine-Month Period Ended
(In thousands)	September 30, 2024	September 30, 2023
Unsecured borrowings	$13,653	$9,253
Other (1)	65	108
Total	$13,718	$9,361
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
Base Management Fees
Corporate/Other
For the nine-month period ended September 30, 2024, the gross base management fee, which is based on total equity at the end of each quarter, was $17.8 million, and our Manager credited us with rebates on our base management fee of $0.2 million, resulting in a net base management fee of $17.6 million. For the nine-month period ended September 30, 2023, the gross base management fee was $15.1 million, and our Manager credited us with rebates on our base management fee of $0.4 million, resulting in a net base management fee of $14.8 million. The increase in the net base management fee period over period was due to a larger capital base at the end of each quarter in 2024, as compared to 2023.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the nine-month periods ended September 30, 2024 and 2023, other investment related expenses were $40.0 million and $27.7 million, respectively.
Investment Portfolio
For the nine-month periods ended September 30, 2024 and 2023, Other investment related expenses in our investment portfolio segment were $10.4 million and $6.8 million, respectively. The increase in Other investment related expenses was primarily due to an increase in servicing expense on our larger residential mortgage loan portfolio as well as an increase in various legal and due diligence expenses on newly originated loans we purchase.
Longbridge
Other investment related expenses related to the Longbridge segment primarily consist of servicing expense related to reverse mortgage loans and various loan origination expenses. For the nine-month periods ended September 30, 2024 and 2023, Other investment related expenses were $29.6 million and $20.9 million, respectively. The increase in Other investment related expenses in the Longbridge segment was primarily due to debt issuance costs incurred in connection with two securitizations of proprietary reverse mortgage loans in 2024, as well as an increase in servicing and various loan origination expenses resulting from our larger holdings and originations of reverse mortgage loans.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $80.0 million for the nine-month period ended September 30, 2024 as compared to $77.6 million for the nine-month period ended September 30, 2023.
Investment Portfolio
Other operating expenses in our investment portfolio segment were $3.6 million and $4.4 million for the nine-month periods ended September 30, 2024 and 2023, respectively. The decrease in other operating expenses for the nine-month period ended September 30, 2024 was due to a decrease in compensation and benefits expense.
Longbridge
For the nine-month periods ended September 30, 2024 and 2023, other operating expenses related to the Longbridge segment were $60.1 million and $55.7 million, respectively. These expenses primarily consist of compensation and benefits expense, and consist to a lesser extent of various overhead costs including rent expense, licensing fees, expenses related to office equipment, and amortization of intangible assets. The period-over-period increase was primarily due to an increase in compensation and benefits expenses and technology expenses, which were partially offset by a decline in professional fees.

Corporate/Other
For the nine-month periods ended September 30, 2024 and 2023, other operating expenses not allocated to either the investment portfolio segment or the Longbridge segment were $16.3 million and $17.5 million, respectively. The period-over-period decrease in other operating expenses was primarily due to a decrease in professional fees, which were partially offset by an increase in compensation and benefits expense.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and residential mortgage, commercial mortgage, consumer, and corporate loans, financial derivatives, and real estate owned, unrealized gains (losses) on other secured borrowings, at fair value and Unsecured borrowings, at fair value, net change from HECM reverse mortgage loans, at fair value, and net change related to HMBS obligations, at fair value. Other, net, another component of Other income (loss), includes rental income and income related to loan originations, as well as income on MSRs and Forward MSR-related investments, unrealized gains (losses) on loan commitments, realized gains (losses) on foreign currency transactions, and unrealized gains (losses) on foreign currency remeasurement.
Investment Portfolio
For the nine-month period ended September 30, 2024, other income (loss) was $44.2 million, consisting primarily of net realized and unrealized gains of $110.8 million on our securities and loans, $5.8 million on our financial derivatives, and $3.5 million of Other, net. These gains were partially offset by net unrealized losses of $(71.7) million on our Other secured borrowings, at fair value, and net realized and unrealized losses of $(4.2) million on real estate owned, net. Net realized and unrealized gains of $110.8 million on our securities and loans were primarily on non-QM loans and Agency and non-Agency RMBS, primarily due to a combination of lower interest rates and yield spread tightening. These gains were partially offset by net realized and unrealized losses on residential transition loans and consumer loans. Net realized and unrealized gains of $5.8 million on our financial derivatives were primarily related to net realized and unrealized gains on our interest rate swaps, and to a lesser extent, on our TBAs, driven by higher interest rates during the first half of the year. These net gains on our financial derivatives for the first half of 2024 were partially offset by net losses in the third quarter, driven by declining interest rates during that quarter. Other, net of $3.5 million consisted primarily of origination and loan income, rental income, and income and net realized and unrealized gains on our Forward MSR-related investment. We recognized net unrealized losses of $(71.7) million on our Other secured borrowings, at fair value for the nine-month period ended September 30, 2024, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized gains of $79.4 million, which are included in Unrealized gains (losses) on securities and loans, net.
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
Longbridge
For the nine-month period ended September 30, 2024, other income (loss) from the Longbridge segment was $98.7 million, consisting primarily of gains from Net change from HECM reverse mortgage loans, at fair value of $510.8 million, $13.2 million of Other, net, net gains of $9.5 million on securities and loans, net gains of $3.1 million on financial derivatives, and net gains of $1.5 million on Other secured borrowings, at fair value. These gains were partially offset by Net change related to HMBS obligations, at fair value of $(439.5) million. Net change from HECM reverse mortgage loans at fair value of $510.8 million primarily consisted of $432.8 million of coupon income on HECM loans and net realized and unrealized gains of $85.0 million on HECM loans. The net realized and unrealized gains on the HECM loans were primarily driven by tighter yield spreads of HECM loans. Net change related to HMBS obligations, at fair value of $(439.5) million primarily consisted of $(407.3) million of interest expense on the HMBS obligations and net unrealized losses of $(32.2) million on the HMBS obligations, which partially offset the interest income and net realized and unrealized gains on HECM loans. Other income, included in Other, net of $13.2 million, is primarily related to $6.7 million of origination fees and $6.4 million of servicing fees. Net gains of $9.5 million on securities and loans were primarily driven by tighter yield spreads of proprietary reverse mortgage loans.

For the nine-month period ended September 30, 2023, other income (loss) from the Longbridge segment was $95.8 million, consisting primarily of gains from Net change from reverse mortgage loans, at fair value of $295.2 million, net realized and unrealized gains of $33.3 million on financial derivatives, and $33.3 million of other income. These gains were partially offset by Net change related to HMBS obligations, at fair value of $(271.8) million. Gains from Net change from reverse mortgage loans at fair value of $295.2 million primarily consisted of coupon income of HECM loans of $363.1 million offset by a mark-to-market loss of $(32.1) million due to our adoption of more conservative valuation assumptions in light of current market conditions. Net change related to HMBS obligations, at fair value of $(271.8) million relate to interest expense on the HMBS obligation. Other income of $33.3 million is primarily related to unrealized gains of $23.9 million on the MSRs acquired out of a bankruptcy proceeding in July 2023, $6.1 million of origination fees and $3.7 million of servicing fees.
Corporate/Other
For the nine-month period ended September 30, 2024, other income (loss) was $(7.5) million, consisting primarily of net losses on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity and on our Unsecured borrowings, at fair value. For the nine-month period ended September 30, 2023, other income (loss) was $4.5 million, consisting primarily of net realized and unrealized gains on the fixed payer interest rate swaps associated with the then-pending merger with Great Ajax Corp. and unrealized gains on our unsecured borrowings, at fair value, partially offset by net realized and unrealized losses on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured borrowings, at fair value and our preferred equity.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $0.2 million for the nine-month period ended September 30, 2024, as compared to $0.3 million for the nine-month period ended September 30, 2023.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $21.5 million for the nine-month period ended September 30, 2024, as compared to $(3.4) million for the nine-month period ended September 30, 2023. For the nine-month period ended September 30, 2024, Earnings (losses) from investments in unconsolidated entities of $21.5 million primarily consisted of net realized and unrealized gains on investments in loan originators and on investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates, partially offset by net unrealized losses on investments in unconsolidated entities related to risk retention related vehicles related to non-QM securitizations.
For the nine-month period ended September 30, 2023, earnings (losses) from investments in unconsolidated entities of $(3.4) million primarily includes net unrealized losses on investments in loan originators, partially offset by net unrealized gains on investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates.
Adjusted Distributable Earnings
We calculate Adjusted Distributable Earnings as U.S. GAAP net income (loss) as adjusted for: (i) realized and unrealized gain (loss) on securities and loans, REO, mortgage servicing rights, financial derivatives (excluding periodic settlements on interest rate swaps), any borrowings carried at fair value, and foreign currency transactions; (ii) incentive fee to affiliate; (iii) Catch-up Amortization Adjustment (as defined below); (iv) non-cash equity compensation expense; (v) provision for income taxes; (vi) certain non-capitalized transaction costs; and (vii) other income or loss items that are of a non-recurring nature. For certain investments in unconsolidated entities, we include the relevant components of net operating income in Adjusted Distributable Earnings. The Catch-up Amortization Adjustment is a quarterly adjustment to premium amortization or discount accretion triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter. Non-capitalized transaction costs include expenses, generally professional fees, incurred in connection with the acquisition of an investment or issuance of long-term debt. We also include in Adjusted Distributable Earnings, for all loans that we originate through Longbridge, any realized and unrealized gains (losses) on such loans up to the point of loan sale or securitization, net of sale or securitization costs.

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

The following tables reconcile, for the three- and nine-month periods ended September 30, 2024 and 2023 our Adjusted Distributable Earnings by strategy to the line on our Condensed Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended September 30, 2024				Three-Month Period Ended September 30, 2023
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Longbridge	Corporate/Other	Total
Net Income (Loss)	$44,115	$(2,451)	$(18,341)	$23,323	$14,682	$4,083	$(5,685)	$13,080
Income tax expense (benefit)	—	—	12	12	—	—	224	224
Net income (loss) before income tax expense (benefit)	44,115	(2,451)	(18,329)	23,335	14,682	4,083	(5,461)	13,304
Adjustments:
Realized (gains) losses, net(1)	63,515	—	(1)	63,514	4,409	—	840	5,249
Unrealized (gains) losses, net(2)	(57,575)	52	2,429	(55,094)	22,946	—	(8,230)	14,716
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(3)	—	11,728	—	11,728	—	(7,974)	—	(7,974)
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	(498)	—	—	(498)	(349)	—	—	(349)
Adjustment related to consolidated proprietary reverse mortgage loan securitizations(4)	—	(2,007)	—	(2,007)	—	—	—	—
Non-capitalized transaction costs and other expense adjustments(5)	2,353	2,846	219	5,418	995	881	1,486	3,362
(Earnings) losses from investments in unconsolidated entities	(7,281)	—	—	(7,281)	978	—	—	978
Adjusted distributable earnings from investments in unconsolidated entities(6)	2,769	—	—	2,769	2,179	—	—	2,179
Total Adjusted Distributable Earnings	$47,398	$10,168	$(15,682)	$41,884	$45,840	$(3,010)	$(11,365)	$31,465
Dividends on preferred stock	—	—	6,833	6,833	—	—	5,980	5,980
Adjusted Distributable Earnings attributable to non-controlling interests	205	43	332	580	2,661	(12)	318	2,967
Adjusted Distributable Earnings Attributable to Common Stockholders	$47,193	$10,125	$(22,847)	$34,471	$43,179	$(2,998)	$(17,663)	$22,518
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$0.54	$0.12	$(0.26)	$0.40	$0.64	$(0.05)	$(0.26)	$0.33
(1)Includes realized (gains) losses on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps and foreign currency transactions which are components of Other Income (Loss) on the Condensed Consolidated Statement of Operations.
(2)Includes unrealized (gains) losses on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps), borrowings carried at fair value, and foreign currency remeasurement which are components of Other Income (Loss) on the Condensed Consolidated Statement of Operations.
(3)Represents net change in fair value of HMBS MSR Equivalent and mortgage servicing rights related to proprietary mortgage loans attributable to changes in market conditions and model assumptions. This adjustment also includes net (gains) losses on certain hedging instruments (including interest rate swaps, futures, and short U.S. Treasury securities), which are components of realized and/or unrealized gains (losses) on financial derivatives, net, realized and/or unrealized gains (losses) on securities and loans, net, interest income, and interest expense on the Condensed Consolidated Statement of Operations.
(4)Represents the effect of replacing mortgage loan interest income (net of securitization debt expense) with interest income of the retained tranches.
(5)For the three-month period ended September 30, 2024, includes $2.1 million of one-time compensation expense related to the cancellation of employee stock options, $2.2 million of non-capitalized transaction costs, $0.8 million of various other expenses, and $0.3 million of non-cash equity compensation expense. For the three-month period ended September 30, 2023, includes $0.4 million of expenses related to our merger with Arlington Asset Investment Corp., $1.0 million related to our previously announced merger with Great Ajax Corp., which was subsequently terminated in October 2023, $0.8 million of non-capitalized transaction costs, $0.3 million of non-cash equity compensation expense, and $0.9 million of various other expenses.
(6)Includes net interest income and operating expenses for certain investments in unconsolidated entities.

	Nine-Month Period Ended September 30, 2024				Nine-Month Period Ended September 30, 2023
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Longbridge	Corporate/Other	Total
Net Income (Loss)	$156,844	$10,511	$(49,909)	$117,446	$88,315	$13,055	$(32,798)	$68,572
Income tax expense (benefit)	—	—	214	214	—	—	328	328
Net income (loss) before income tax expense (benefit)	156,844	10,511	(49,695)	117,660	88,315	13,055	(32,470)	68,900
Adjustments:
Realized (gains) losses, net(1)	118,244	—	2,731	120,975	69,603	—	(903)	68,700
Unrealized (gains) losses, net(2)	(124,836)	1,942	(355)	(123,249)	(38,381)	—	(9,648)	(48,029)
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(3)	—	(2,609)	—	(2,609)	—	(14,087)	—	(14,087)
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	80	—	—	80	616	—	—	616
Adjustment related to consolidated proprietary reverse mortgage loan securitizations(4)	—	(2,007)	—	(2,007)	—	—	—	—
Non-capitalized transaction costs and other expense adjustments(5)	4,356	3,982	1,040	9,378	2,504	3,506	5,303	11,313
(Earnings) losses from investments in unconsolidated entities	(21,549)	—	—	(21,549)	3,403	—	—	3,403
Adjusted distributable earnings from investments in unconsolidated entities(6)	6,857	—	—	6,857	8,780	—	—	8,780
Total Adjusted Distributable Earnings	$139,996	$11,819	$(46,279)	$105,536	$134,840	$2,474	$(37,718)	$99,596
Dividends on preferred stock	—	—	20,312	20,312	—	—	17,077	17,077
Adjusted Distributable Earnings attributable to non-controlling interests	907	51	836	1,794	3,028	11	938	3,977
Adjusted Distributable Earnings Attributable to Common Stockholders	$139,089	$11,768	$(67,427)	$83,430	$131,812	$2,463	$(55,733)	$78,542
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$1.62	$0.14	$(0.79)	$0.97	$1.96	$0.04	$(0.83)	$1.17
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
(3)Represents net change in fair value of HMBS MSR Equivalent and mortgage servicing rights related to proprietary mortgage loans attributable to changes in market conditions and model assumptions. This adjustment also includes net (gains) losses on certain hedging instruments (including interest rate swaps, futures, and short U.S. Treasury securities), which are components of realized and/or unrealized gains (losses) on financial derivatives, net, realized and/or unrealized gains (losses) on securities and loans, net, interest income, and interest expense on the Condensed Consolidated Statement of Operations.
(4)Represents the effect of replacing mortgage loan interest income (net of securitization debt expense) with interest income of the retained tranches.
(5)For the nine-month period ended September 30, 2024, includes $4.2 million of non-capitalized transaction costs, $2.1 million of one-time compensation expense related to the cancellation of employee stock options, $1.6 million of various other expenses, $0.9 million of non-cash equity compensation expense, and $0.6 million of merger and other business transition-related expenses. For the nine-month period ended September 30, 2023, includes $2.5 million of expenses related to our merger with Arlington Asset Investment Corp., $2.5 million related to our previously announced merger with Great Ajax Corp., which was subsequently terminated in October 2023, $1.8 million of non-capitalized transaction costs, $1.1 million of professional fees related to the acquisition and integration of Longbridge, $1.1 million of non-cash equity compensation expense, and $1.0 million of various other expenses.
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
We held cash and cash equivalents of approximately $217.7 million and $228.9 million as of September 30, 2024 and December 31, 2023, respectively.
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	September 30, 2024		December 31, 2023
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$1,300,426	49.2%	$1,356,343	45.7%
31 - 60 Days	134,170	5.1%	152,220	5.1%
61 - 90 Days	103,606	3.9%	83,906	2.8%
91 - 120 Days	171,032	6.5%	290,215	9.8%
121 - 150 Days	49,053	1.9%	—	—%
151 - 180 Days	15,892	0.6%	7,911	0.3%
181 - 364 Days	143,800	5.4%	1,018,211	34.3%
> 364 Days	724,073	27.4%	58,631	2.0%
	$2,642,052	100.0%	$2,967,437	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2024, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 22.8% with respect to credit portfolio assets, 18.3% with respect to reverse mortgage loans, 5.6% with respect to Agency RMBS assets, and 19.1% overall. As of December 31, 2023, the weighted average contractual haircuts were 26.7% with respect to credit portfolio assets, 21.5% with respect to reverse mortgage loans, 5.1% with respect to Agency RMBS assets, and 18.3% overall.
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

As of September 30, 2024 and December 31, 2023, we had $2.6 billion and $3.0 billion of borrowings outstanding under our repos, respectively. As of September 30, 2024, the remaining terms on our repos ranged from 1 day to 655 days, with a weighted average remaining term of 153 days. Our repo borrowings were with a total of 23 counterparties as of September 30, 2024. As of September 30, 2024, our repos had interest rates ranging from 4.37% to 8.42%, with a weighted average borrowing rate of 6.69%. As of December 31, 2023, the remaining terms on our repos ranged from 2 days to 513 days, with a weighted average remaining term of 126 days. Our repo borrowings were with a total of 26 counterparties as of December 31, 2023. As of December 31, 2023, our repos had interest rates ranging from 4.81% to 8.68%, with a weighted average borrowing rate of 6.67%. Investments transferred as collateral under repos had an aggregate fair value of $3.3 billion and $3.7 billion, as of September 30, 2024 and December 31, 2023, respectively. It is expected that amounts due upon maturity of our repos will be funded primarily through the roll/re-initiation of repos and, if we are unable or unwilling to roll/re-initiate our repos, through free cash and proceeds from the sale of securities.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2024	$2,642,052	$2,383,976	$2,642,052
June 30, 2024	2,301,976	2,290,348	2,371,482
March 31, 2024	2,517,747	2,550,390	2,648,371
December 31, 2023	2,967,437	2,640,625	2,967,437
September 30, 2023	2,573,043	2,605,359	2,707,121
June 30, 2023	2,557,864	2,402,711	2,557,864
March 31, 2023(1)	2,285,898	2,464,050	2,641,488
December 31, 2022	2,609,685	2,859,085	2,915,610
September 30, 2022	2,895,019	2,877,500	2,912,264
June 30, 2022	2,865,222	2,590,120	2,865,222
March 31, 2022	2,717,638	2,533,978	2,717,638
December 31, 2021	2,469,763	2,187,363	2,469,763
(1)During this quarter, our borrowings decreased as the size of our investment portfolio decreased driven primarily by our participation in a non-QM securitization in February 2023.
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including non-QM loans and REO, European residential mortgage loans, commercial mortgage loans, consumer loans and ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs; such transactions are accounted for as secured borrowings. As of September 30, 2024 and December 31, 2023, we had outstanding borrowings related to such transactions in the amount of $2.1 billion and $1.7 billion, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Condensed Consolidated Balance Sheet. As of September 30, 2024 and December 31, 2023, the fair value of assets collateralizing our Total other secured borrowings was $2.4 billion and $1.9 billion, respectively. Additionally, as of September 30, 2024, as an HMBS issuer, we had HMBS-related obligations of $8.8 billion collateralized by $8.9 billion of HMBS assets and as of December 31, 2023, we had HMBS-related obligations of $8.4 billion collateralized by $8.5 billion of HMBS assets; HMBS assets include HECM loans as well as REO and claims and other receivables. See Note 14 in the notes to our condensed consolidated financial statements for further information on our other secured borrowings and HMBS-related obligations.
As of both September 30, 2024 and December 31, 2023, we had $297.7 million of outstanding unsecured borrowings. As of both September 30, 2024 and December 31, 2023, our outstanding unsecured borrowings were comprised of $210.0 million of 5.875% Senior Notes due April 2027, $34.9 million of 6.75% Senior Notes due March 2025, $37.8 million of 6.00% Senior Notes due August 2026, and $15.0 million of unregistered junior subordinated unsecured debt securities, the "Trust Preferred Debt." The Trust Preferred Debt includes $10.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 3.26% and which matures on October 7, 2033, and $5.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 2.51% and which matures on July 7, 2035. See Note 14 in the notes to our condensed consolidated financial statements for further detail on our unsecured borrowings.

As of September 30, 2024, we had an aggregate amount at risk under our repos with 23 counterparties of approximately $655.0 million, and as of December 31, 2023, we had an aggregate amount at risk under our repos with 27 counterparties of approximately $705.4 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of September 30, 2024 and December 31, 2023, does not include approximately $0.3 million and $(0.6) million, respectively, of net accrued interest receivable (payable), which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of September 30, 2024, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with seven counterparties of approximately $48.2 million. We also had $44.5 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2023, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with nine counterparties of approximately $65.6 million. We also had $56.9 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2024, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $3.9 million. As of December 31, 2023, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $12.9 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We have commenced an "at-the-market" offering for shares of our common stock, or the "Common ATM Program," by entering into equity distribution agreements with sales agents. Under the current equity distribution agreements, amended in September 2024, we are authorized to offer and sell up to $300.0 million of common stock from time to time. For the three-month period ended September 30, 2024, we issued 5,612,166 shares of common stock under the Common ATM Program, which provided $72.7 million of net proceeds after approximately $0.6 million of commissions and $0.5 million of offering costs. For the nine-month period ended September 30, 2024, we issued 7,715,891 shares of common stock under the Common ATM Program, which provided $99.6 million of net proceeds after approximately $0.8 million of commissions and $0.6 million of offering costs. For the three-month period ended September 30, 2023, we issued 1,066,221 shares of common stock under the Common ATM Program, which provided $14.5 million of net proceeds after approximately $0.1 million of commissions and $41 thousand of offering costs. For the nine-month period ended September 30, 2023, we issued 5,500,082 shares of common stock under the Common ATM Program, which provided $75.0 million of net proceeds after approximately $0.8 million of commissions and $0.2 million of offering costs. As of September 30, 2024, we had remaining authorization under the Common ATM Program to issue $300.0 million of common stock.
On January 20, 2022, we commenced an "at-the-market" offering for our Series A Preferred Stock and Series B Preferred Stock, or the "Preferred ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") and/or 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") from time to time. As of September 30, 2024, we had remaining authorization under the Preferred ATM Program to issue $99.5 million of common stock. We did not issue any preferred stock under the Preferred ATM Program during the three- or nine-month month periods ended September 30, 2024.
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
In accordance with the terms of the Arlington Merger Agreement, on the closing date of the Arlington Merger, each outstanding share of Arlington's Class A common stock, par value $0.01 per share (other than shares held by us, EF Merger Sub Inc. or any of our wholly-owned subsidiaries, EF Merger Sub Inc. or Arlington) was automatically converted into the right to receive 0.3619 newly issued shares of common stock. In connection with the transactions completed pursuant to the Arlington Merger Agreement, 11,040,704 shares of our common stock were issued. In addition, in accordance with the terms of the Arlington Merger Agreement (i) each of the 379,668 outstanding shares of Arlington’s 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock, $0.01 par value per share, was automatically converted into the right to receive one newly issued share of our 7.000% Series D Preferred Stock, $0.001 par value per share ("Series D Preferred Stock"); and (ii) each of the 957,133 outstanding shares of Arlington’s 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, was automatically converted into the right to receive one newly issued share of our 8.250% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series E Preferred Stock").
On March 21, 2023, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $50 million of common stock, or the "2023 Common Share Repurchase Program." The 2023 Common Share Repurchase Program extends our ability to repurchase beyond the share repurchase program adopted in 2018 under which we were authorized to repurchase up to 1.55 million shares of common stock, or the "2018 Common Share Repurchase Program." The 2023 Common Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. During the nine-month period ended September 30, 2024, we repurchased 62,300 shares of common stock at an average price per share of $11.00 and a total cost of $0.7 million. During the nine-month period ended September 30, 2023, the Company repurchased 1,084,336 shares at an average price per share of $11.39 and a total cost of $12.4 million. The Company did not repurchase any common shares during the three-month periods ended September 30, 2024 and 2023. As of September 30, 2024, we have authorization to repurchase an additional $45.1 million of common stock under the 2023 Common Share Repurchase Program.
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

The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the condensed consolidated financial statements) for the nine-month periods ended September 30, 2024 and 2023:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
2024:
September 9, 2024	$0.13	$11,898	September 30, 2024	October 25, 2024
August 7, 2024	0.13	11,488	August 30, 2024	September 25, 2024
July 8, 2024	0.13	11,410	July 31, 2024	August 26, 2024
June 10, 2024	0.13	11,164	June 28, 2024	July 25, 2024
May 7, 2024	0.13	11,164	May 31, 2024	June 25, 2024
April 8, 2024	0.13	11,164	April 30, 2024	May 28, 2024
March 7, 2024	0.13	11,166	March 29, 2024	April 25, 2024
February 7, 2024	0.15	12,885	February 29, 2024	March 25, 2024
January 8, 2024	0.15	12,885	January 31, 2024	February 26, 2024
2023:
September 7, 2023	0.15	10,356	September 29, 2023	October 25, 2023
August 7, 2023	0.15	10,325	August 31, 2023	September 25, 2023
July 10, 2023	0.15	10,311	July 31, 2023	August 25, 2023
June 7, 2023	0.15	10,197	June 30, 2023	July 25, 2023
May 8, 2023	0.15	10,197	May 31, 2023	June 26, 2023
April 10, 2023	0.15	10,197	April 28, 2023	May 25, 2023
March 7, 2023	0.15	10,200	March 31, 2023	April 25, 2023
February 7, 2023	0.15	10,359	February 28, 2023	March 27, 2023
January 9, 2023	0.15	10,105	January 31, 2023	February 27, 2023
On October 7, 2024, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on November 25, 2024 to stockholders of record as of October 31, 2024. On November 7, 2024, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on December 26, 2024 to stockholders of record as of November 29, 2024.

The following table sets forth the dividend distributions authorized by the Board of Directors during the nine-month periods ended September 30, 2024 and 2023 and payable to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
2024:
September 9, 2024	0.4218750	1,941	September 30, 2024	October 30, 2024
June 10, 2024	0.4218750	1,941	June 28, 2024	July 30, 2024
March 7, 2024	0.4218750	1,941	March 29, 2024	April 30, 2024
2023:
September 7, 2023	0.4218750	1,941	September 29, 2023	October 30, 2023
June 7, 2023	0.4218750	1,941	June 30, 2023	July 31, 2023
March 7, 2023	0.4218750	1,941	March 31, 2023	May 1, 2023
Series B Preferred Stock:
2024:
September 9, 2024	0.3906250	1,883	September 30, 2024	October 30, 2024
June 10, 2024	0.3906250	1,883	June 28, 2024	July 30, 2024
March 7, 2024	0.3906250	1,883	March 29, 2024	April 30, 2024
2023:
September 7, 2023	0.3906250	1,883	September 29, 2023	October 30, 2023
June 7, 2023	0.3906250	1,883	June 30, 2023	July 31, 2023
March 7, 2023	0.3906250	1,883	March 31, 2023	May 1, 2023
Series C Preferred Stock:
2024:
September 9, 2024	0.5390625	2,156	September 30, 2024	October 30, 2024
June 10, 2024	0.5390625	2,156	June 28, 2024	July 30, 2024
March 7, 2024	0.5390625	2,156	March 29, 2024	April 30, 2024
2023:
September 7, 2023	0.5390625	2,156	September 29, 2023	October 30, 2023
June 7, 2023	0.5390625	2,156	June 30, 2023	July 31, 2023
March 7, 2023	0.5031300	2,013	March 31, 2023	May 1, 2023
Series D Preferred Stock:
2024:
September 9, 2024	0.4375000	166	September 20, 2024	September 30, 2024
June 10, 2024	0.4375000	166	June 20, 2024	July 1, 2024
March 7, 2024	0.4375000	166	March 20, 2024	April 1, 2024
Series E Preferred Stock:
2024:
September 9, 2024	0.7187630	688	September 20, 2024	September 30, 2024
June 10, 2024	0.7170790	686	June 20, 2024	July 1, 2024
March 7, 2024	0.5156250	494	March 20, 2024	April 1, 2024
At those times when cash flows from the Company’s operating activities are insufficient to fund its dividend payments, the Company funds such dividend payments through cash flows from its investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize the Company’s cash flows for the nine-month periods ended September 30, 2024 and 2023.
For the nine-month period ended September 30, 2024, our operating activities used net cash in the amount of $289.7 million and our investing activities used net cash in the amount of $106.9 million. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $122.1 million. We received $1.4 billion in proceeds from the issuance of Total other secured borrowings, and we used $1.3 billion for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $169.0 million during the nine-month period ended

September 30, 2024. We received proceeds from HMBS-related obligations of $1.0 billion and used $814.0 million for principal payments on HMBS-related obligations. We received proceeds from the issuance of common stock, net of underwriters' discounts, commissions, and offering costs paid, of $99.5 million and contributions from non-controlling interests of $9.6 million. We used $121.2 million to pay dividends, $9.1 million for distributions to non-controlling interests (our joint venture partners), $0.7 million to repurchase common stock, and $0.7 million to purchase non-controlling interests. As a result there was an decrease in our cash holdings of $2.2 million, from $230.5 million as of December 31, 2023 to $228.3 million as of September 30, 2024.
For the nine-month period ended September 30, 2023, our operating activities used net cash in the amount of $162.9 million and our investing activities used net cash in the amount of $121.5 million. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $92.3 million. We received $1.32 billion in proceeds from the issuance of Total other secured borrowings, and we used $1.37 billion for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $236.7 million during the nine-month period ended September 30, 2023. We received proceeds from HMBS-related obligations of $1.10 billion and used $954.4 million for principal payments on HMBS-related obligations. We received proceeds from the issuance of common and preferred stock, net of underwriters' discounts, commissions, and offering costs paid, of $171.4 million and contributions from non-controlling interests of $6.7 million. We used $107.2 million to pay dividends, $9.8 million for distributions to non-controlling interests (our joint venture partners), and $12.4 million to repurchase common stock. As a result there was a decrease in our cash holdings of $45.6 million, from $221.9 million as of December 31, 2022 to $176.3 million as of September 30, 2023.
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
Off-Balance Sheet Arrangements
As of September 30, 2024, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
Longbridge has a fiduciary responsibility related to escrow balances held in trust for borrowers' draws and other custodial funds due to servicing customers; as of September 30, 2024 the amount held in such accounts was $71.0 million. These funds, which do not represent assets or liabilities of the Company are maintained in segregated accounts at Longbridge, and accordingly, are not reflected on the Condensed Consolidated Balance Sheet.
At September 30, 2024 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at September 30, 2024 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of September 30, 2024, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$7,384	0.45%	$13,952	0.86%	$(8,199)	(0.50)%	$(17,212)	(1.06)%
Long TBAs	4,173	0.26%	7,370	0.45%	(5,149)	(0.32)%	(11,273)	(0.69)%
Short TBAs	(7,423)	(0.46)%	(13,049)	(0.80)%	9,220	0.57%	20,233	1.24%
Non-Agency RMBS, CMBS, ABS, Loans, and MSRs	14,720	0.91%	22,581	1.39%	(21,581)	(1.33)%	(50,019)	(3.08)%
U.S. Treasury Securities and Interest Rate Swaps, Options, and Futures	(19,222)	(1.18)%	(38,930)	(2.39)%	18,735	1.15%	36,982	2.27%
Corporate Securities and Other	745	0.04%	1,489	0.08%	(745)	(0.05)%	(1,489)	(0.09)%
Repurchase Agreements, Reverse Repurchase Agreements, and Unsecured Borrowings	(2,611)	(0.16)%	(5,251)	(0.32)%	2,580	0.16%	5,130	0.32%
Total	$(2,234)	(0.14)%	$(11,838)	(0.73)%	$(5,139)	(0.32)%	$(17,648)	(1.09)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our September 30, 2024 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELLINGTON FINANCIAL INC.
Date:	November 12, 2024	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	November 12, 2024	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)