Form 10-K
period 2024-12-31
Ellington Financial Inc.
filed 2025-03-03
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common shares held by non-affiliates was $988,312,987 based on the closing price as reported by the New York Stock Exchange on that date.
Number of shares of the Registrant's common stock outstanding as of February 28, 2025: 90,678,492
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement with respect to its 2025 Annual Meeting of Stockholders to be filed not later than April 30, 2025 are incorporated by reference into Part III hereof as noted therein.

ELLINGTON FINANCIAL INC.

PART I
Item 1. Business
Except where the context suggests otherwise, references in this Annual Report on Form 10-K to "EFC," "we," "us," and "our" refer to Ellington Financial Inc. and its consolidated subsidiaries, including Ellington Financial Operating Partnership LLC, our operating partnership subsidiary, which we refer to as our "Operating Partnership." References in this Annual Report on Form 10-K to (1) "common shares" refer to shares of our common stock, $0.001 par value per share and (2) "common stockholders" refer to holders of shares of our common stock. We conduct all of our operations and business activities through our Operating Partnership. Our "Manager" refers to Ellington Financial Management LLC, our external manager, "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager, and "Manager Group" refers collectively to officers and directors of EFC, and partners and affiliates of Ellington (including families and family trusts of the foregoing). In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time.
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
Our Company
We were organized in July 2007 and commenced operations in August 2007. We are a Delaware corporation that is externally managed by Ellington Financial Management LLC, an investment advisor registered with the Securities and Exchange Commission ("SEC"). We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") and we believe that we are organized and operate in such a manner as to qualify for taxation as a REIT.
We acquire and manage mortgage-related, consumer-related, corporate-related, and other financial assets. Our primary objective is to generate attractive, risk-adjusted total returns for our stockholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by utilizing an opportunistic strategy. Our targeted asset classes currently include investments in the U.S. and Europe (as applicable) in the categories listed below and as described in the section captioned "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Targeted Asset Classes." Subject to maintaining our qualification as a REIT, we expect to continue to invest in these targeted asset classes:

•residential mortgage loans, including (i) residential mortgage loans that are not deemed to be "qualified mortgage loans" under the rules of the Consumer Financial Protection Bureau ("non-QM loans"), (ii) residential transition loans ("RTLs"), (iii) closed-end second lien mortgage loans ("CES loans") and home equity line of credit loans ("HELOCs"); and (iv) non-performing and re-performing residential mortgage loans ("residential NPLs and RPLs");
•commercial mortgage loans, commercial mortgage-backed securities ("CMBS") and other commercial real estate debt;
•residential mortgage-backed securities ("RMBS") for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity ("Agency RMBS");
•RMBS backed by U.S. residential mortgage loans for which the principal and interest payments are not guaranteed by a U.S. government agency or a U.S. government-sponsored entity ("non-Agency RMBS") credit risk transfer securities, or "CRTs," and RMBS backed by European residential mortgage loans ("European RMBS");
•retained tranches from non-Agency RMBS securitizations to which we have contributed assets, including non-QM, RTL, HELOC, and CES loan securitizations;
•residential reverse mortgage loans, including home equity conversion mortgage loans ("HECMs") which are insured by the Federal Housing Administration ("FHA") and which are eligible for inclusion in HECM-backed MBS ("HMBS") which are guaranteed by the Government National Mortgage Association ("GNMA") and "proprietary reverse mortgage loans," which are not insured by FHA, as well as mortgage servicing rights ("MSRs") related to reverse mortgage loans ("Reverse MSRs");
•retained tranches from residential reverse mortgage loan securitizations to which we have contributed assets;
•MSR-related investments referencing MSRs related to forward mortgage loans ("Forward MSR-related investments");
•consumer loans and asset-backed securities ("ABS") including ABS backed by consumer loans, and retained tranches from securitizations to which we have contributed consumer loan assets;
•collateralized loan obligations ("CLOs");
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
Longbridge is primarily engaged in the business of originating, purchasing, selling and servicing HECM loans through various channels. Longbridge maintains its corporate office in Paramus, New Jersey, with branch offices in multiple states. Longbridge is approved as a Title II, non-supervised direct endorsement mortgagee with the U.S. Department of Housing and Urban Development, or "HUD." In addition, Longbridge is an approved issuer of HMBS. Longbridge also originates and services non-FHA guaranteed proprietary reverse mortgage loan products, typically jumbo loans (i.e., loans with balances exceeding FHA limits) that are located in high property value areas.
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
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager currently does not have any employees and instead relies on the employees of Ellington to perform its obligations to us. Ellington is an investment management firm and registered investment advisor with a 30-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives.
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
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance database, and operational expertise. For example, Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of MBS collateral and MBS market transactions. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 30-year investing history, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2024, Ellington had over 160 employees and had assets under management of approximately $13.7 billion, of which: (i) approximately $7.4 billion consisted of our company, various hedge funds and other alternative investment vehicles that employ financial leverage, and Ellington Credit Company, a Maryland company listed on the New York Stock Exchange, or the "NYSE," under the ticker "EARN," and (ii) approximately $6.2 billion consisted of accounts that do not employ financial leverage.
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

Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of December 31, 2024, the majority of our recourse borrowings consisted of repurchase agreements, or "repos." Currently, the majority of our repos are collateralized by Agency RMBS and residential mortgage loans. In a repo, we sell an asset to a counterparty at a discounted value, or the "Loan Amount," and simultaneously agree to repurchase the same asset from such counterparty at a specified later date at a price equal to the Loan Amount plus an interest charge. Despite being legally structured as sales and subsequent repurchases, repos are accounted for as collateralized borrowings under U.S. Generally Accepted Accounting Principles, or "U.S. GAAP." During the term of a repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repo financings are often used to purchase the assets subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repo arrangements on securities are documented under the Securities Industry and Financial Markets Association's, or "SIFMA's," standard form master repurchase agreement with the ability for both parties to demand margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. Our repo arrangements on loans are governed by master repurchase agreements that are negotiated and customized facilities; with customized terms governing such matters as termination/principal amortization, advance rates, calculation of market value, and the rules for margin demands or declines in advance rates. As the value of our collateral fluctuates, under most of our master repurchase agreements, we and our repo counterparties are required to post additional collateral to each other from time to time as part of the normal course of our business. Our repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty.
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
Term and Termination
The management agreement has a current term that expires on December 31, 2025, and will automatically renew for a one year term on each anniversary date thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. Our independent directors review our Manager's performance annually, and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding common shares, based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the fees payable to our Manager are not fair, subject to our Manager's right to prevent a fee-based termination by accepting a mutually acceptable reduction of its fees. In the event we terminate the management agreement without cause or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of (i) the average annual base management fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal and (ii) the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages, and expects to continue to manage, other funds, accounts, and vehicles that have strategies that are similar to, or that overlap with, our strategy; as of December 31, 2024, these other funds, accounts, and vehicles, represented approximately $12.1 billion of assets under management (including $6.2 billion of accounts that do not employ financial leverage). Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will equitably participate with Ellington's other accounts in all such opportunities on an overall basis. Ellington's Investment and Risk Management Committee and its Compliance Committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
Because many of our targeted assets are typically available only in specified quantities and are also targeted assets for other Ellington accounts, Ellington often is not able to buy as much of any given asset or group of assets as would be required to satisfy the needs of all of Ellington's accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. Ellington may at times allocate opportunities on a preferential basis to accounts that are in a "start-up" or "ramp-up" phase. The policies permit departure from such proportional allocation under certain circumstances, including, for example, when such allocation would result in an inefficiently small amount of the security or assets being purchased for an account. In that case, the policies allow for a protocol of allocating assets so that, on an overall basis, each account is treated equitably. In addition, as part of these policies, we may be excluded from specified allocations of assets for tax, regulatory, risk management, or similar reasons.
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
Competition
In acquiring our assets, we compete with other mortgage REITs, specialty finance companies, loan originators and servicers, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, private equity and private credit firms, and other entities. Many of our competitors are significantly larger than us, have greater access to capital and other resources, and may have other advantages over us. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the government. Additionally, many of our competitors are not subject to REIT tax compliance or required to maintain an exemption from the Investment Company Act. Our competitors also include other investment vehicles managed by Ellington or its affiliates. In addition to existing competitors, other companies may be organized for similar purposes in the future, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common or preferred stock. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common or preferred stock. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets, or pay higher prices, than we can.
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
On August 31, 2011, the SEC published a concept release entitled "Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments" (Investment Company Act Rel. No. 29778). This release notes that the SEC is reviewing the Section 3(c)(5)(C) exclusion relied upon by companies similar to us that invest in mortgage loans and mortgage-

backed securities. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the Division of Investment Management of the SEC regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations as a result of this review. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exclusion from the need to register under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we intend to monitor the assets of our 3(c)(5)(C) subsidiaries regularly, there can be no assurance that any such subsidiary will be able to maintain this exclusion from registration. In that case, our investment in any such subsidiary would be classified as an investment security, and we might not be able to maintain our overall exclusion from registering as an investment company under the Investment Company Act.
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
Human Capital Resources
Other than with respect to our subsidiary Longbridge, we have no employees and all of our executive officers, and our dedicated or partially dedicated personnel, which include our Chief Financial Officer, Chief Accounting Officer, controller, accounting staff, in-house legal counsel, internal audit staff, and other personnel providing services to us are employees of Ellington or one or more of its affiliates. See "—Management Agreement" above. As of December 31, 2024, Longbridge had over 400 employees.
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

Item 1A. Risk Factors
Summary of Risk Factors
Risks Related To Our Investments and Investment Activities
•Challenging conditions in the mortgage, real estate, and financial markets—including economic downturns, inflation, elevated interest rates, declining property values, and tightening credit availability—could adversely affect the value of our investments and our financial performance. Market volatility and economic instability may lead to increased borrower delinquencies, declining liquidity, and reduced availability of financing, all of which could negatively impact our returns.
•Regulatory changes affecting Fannie Mae, Freddie Mac, and Ginnie Mae could materially impact mortgage market liquidity and valuations. Any changes in their government backing, capital requirements, or underwriting guidelines could disrupt the market for Agency RMBS and impact the pricing of our mortgage-related assets. Additionally, federal or state-level government intervention, such as mortgage modification programs, foreclosure moratoriums, or new regulations affecting loan servicing, could reduce the value of our assets or delay our ability to recover on defaulted loans.
•We are exposed to significant credit risks through our investments in residential and commercial mortgage loans, MBS, CRTs, and CLOs. Borrower delinquencies, defaults, and declining collateral values may result in losses, particularly in residential and commercial mortgage loans, non-Agency RMBS, CRTs, and loans with lower underwriting standards. Second-lien loans are especially vulnerable, as they are subordinate to first-lien loans and may suffer complete loss in foreclosure scenarios.
•Certain mortgage-backed securities and whole loans we acquire may have been underwritten with less stringent credit standards. Loans originated with reduced documentation requirements, high loan-to-value ratios, or weak borrower credit profiles pose a higher risk of delinquency and default, which may reduce the performance of non-Agency RMBS and CRT securities in which we invest. Additionally, sellers of mortgage loans we acquire may be unable or unwilling to repurchase defective loans, resulting in additional losses.
•We depend on third-party mortgage servicers and other service providers for the performance of many of our assets, including MSRs, RMBS, CRTs, securitizations, and loan pools. If servicers fail to perform effectively, including loss mitigation efforts or foreclosure processing, we may experience increased delinquencies, reduced cash flows, and reputational harm. We may also be affected by deficiencies in foreclosure practices by third parties, which could cause delays and additional legal risks.
•Interest rate mismatches between our assets and liabilities could negatively impact our net interest income, particularly in periods of rising interest rates. Additionally, certain assets, such as adjustable-rate mortgages and hybrid ARMs, are subject to interest rate caps that may limit our ability to pass on higher interest costs, reducing profitability.
•We rely heavily on analytical models and third-party data for pricing, risk assessment, and portfolio management. If these models fail to accurately predict borrower behavior, prepayments, or credit performance, we could make suboptimal investment decisions that negatively affect our financial condition.
•Fluctuations in interest rates impact the performance of our assets. Rising rates can lead to higher borrowing costs, reduce demand for refinancing, and increase the risk of defaults on adjustable-rate loans. Conversely, falling rates may accelerate mortgage prepayments, reducing the expected cash flows from RMBS and MSRs. Interest rate mismatches between our assets and liabilities may also compress margins and impact profitability.
•The valuation of our investments is inherently uncertain, as many of our assets are illiquid and lack transparent pricing. The values we assign to these assets may fluctuate significantly due to market volatility, changing credit conditions, and external factors beyond our control.
Risks Related to Our Financing, Hedging, and Derivative Activities
•We use leverage to enhance returns, but this approach increases the magnitude of potential losses during adverse market conditions. Rising interest rates or liquidity constraints could limit our ability to obtain financing on favorable terms, forcing us to sell assets at inopportune times or reduce our investment activity.
•Our access to financing depends on the creditworthiness of our collateral and the willingness of lenders to provide credit. Disruptions in capital markets or changes in repo financing terms could restrict our ability to fund investments, subject us to margin calls, or force deleveraging at unfavorable prices.
•Hedging strategies, including interest rate swaps and other derivatives, may not fully protect us from market fluctuations. These instruments carry counterparty risk, and regulatory changes could impact their availability, cost, or effectiveness, potentially increasing our exposure to interest rate and credit risk.
Risks Related to Our Corporate Loans and CLOs
•We invest in corporate loans and CLOs, which expose us to credit and default risks. CLO structures involve leveraged investments in pools of corporate loans, and performance is dependent on the creditworthiness of the underlying borrowers. A rise in corporate defaults or economic downturns could impair cash flows to CLO securities and reduce their market value.
•The performance of our CLO investments is influenced by the actions of the applicable collateral managers, over whom we have limited control. Poor reinvestment decisions, excessive leverage, or adverse economic conditions could negatively impact CLO returns.
•Corporate borrowers in CLO portfolios are often highly leveraged, making them more susceptible to financial distress. Deterioration in credit markets or rising borrowing costs may increase defaults, reducing cash flows and increasing losses on our CLO investments.

Risks Related to Certain MSR Investments
•Our MSR-related investments depend on the performance of third-party mortgage servicers. Servicing failures, regulatory penalties, or operational disruptions could negatively impact the value and cash flows associated with these assets.
•The value of MSRs is highly sensitive to interest rates. Falling rates may accelerate mortgage prepayments, reducing future servicing income and decreasing MSR valuations.
•We may be required to fund servicing advances on delinquent loans, which could create liquidity demands, particularly during market downturns or periods of increased borrower distress.
Risks Related to our Loan Origination and Servicing Businesses
•Our loan origination and servicing businesses require substantial capital, and our ability to sustain operations depends on access to financing and compliance with regulatory requirements. Changes in funding sources or regulatory capital requirements could impact profitability.
•The performance of our Longbridge business is highly dependent on government-backed reverse mortgage programs. Changes to FHA, VA, or Ginnie Mae policies could disrupt origination volumes, increase costs, or limit the availability of government insurance for HECM loans.
•We rely on third-party subservicers and service providers for compliance, loan administration, and operational support. Failures or deficiencies in their performance could expose us to financial, operational, and reputational risks.
Other Business Risks
•We may change our investment strategy, risk management policies, or REIT election without stockholder approval, which could impact our business model and future distributions.
•We operate in a competitive market for mortgage and structured finance investments. Competition for attractive investment opportunities may limit our ability to deploy capital efficiently or generate expected returns.
•Climate change and regulatory initiatives related to environmental risk may impact the properties underlying our mortgage investments, potentially increasing insurance costs or affecting real estate values in certain regions.
Risks Related to our Relationship with our Manager and Ellington
•We are dependent on Ellington and its personnel for investment management. The loss of key personnel or termination of our management agreement could materially impact operations and financial performance.
•Our Manager and Ellington manage multiple investment accounts, which may create conflicts of interest in allocating investment opportunities and resources.
•Our Manager’s incentive-based fee structure may encourage investments that carry higher risk, which may not align with the interests of our stockholders.
Risks Related to Our Common Stock and Preferred Stock
•Our stock price may be volatile, and stockholders may have limited liquidity when selling shares. Market fluctuations, interest rate changes, and broader economic trends may affect stock performance.
•Future issuances of debt or equity securities could dilute existing stockholders, increase leverage, or impact dividend distributions.
Risks Related to Our Organization and Structure
•Our certificate of incorporation and bylaws contain provisions that may discourage acquisition bids or stockholder activism, potentially limiting opportunities for stockholders to realize value.
•To maintain our REIT status, we are subject to ownership restrictions and limitations on stock transferability, which may impact stockholder rights and liquidity.
U.S. Federal Income Tax Risks
•Failure to maintain REIT qualification would subject us to significant corporate tax liabilities, reducing cash available for distributions and potentially impacting stockholder returns.
•Changes in tax laws or regulatory rulings could alter the tax treatment of REITs, negatively affecting our financial position, investment strategy, and distributions to stockholders.
•Complying with our election to be treated as REIT may cause us to forgo or liquidate otherwise attractive investments and/or may limit our ability to hedge efficiently.
•Complying with REIT requirements may limit our ability to hedge effectively.
The above list is not exhaustive, and we face additional challenges and risks. Please carefully consider all of the information in this Report, including the matters set forth below in this Item 1A.

If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. In connection with the forward-looking statements that appear in our periodic reports on Form 10-Q and Form 10-K, our Current Reports on Form 8-K, our press releases and our other written and oral communications, stockholders should also carefully review the cautionary statements referred to in such reports and other communications referred to under "Special Note Regarding Forward-Looking Statements."
Risks Related To Our Investments and Investment Activities
Difficult conditions in the mortgage and residential and commercial real estate markets as well as general market concerns may adversely affect the value of the assets in which we invest.
Our business is materially affected by conditions in the residential and commercial mortgage markets, the residential and commercial real estate markets, the financial markets, and the economy, including inflation, interest rates, energy costs, unemployment, geopolitical issues, tariffs, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential and commercial mortgage markets in the U.S. and Europe have experienced a variety of difficulties and challenging economic conditions in the past, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, loan origination companies and mortgage-related investment vehicles incurred extensive losses from exposure to the residential and commercial mortgage markets as a result of these difficulties and conditions. These factors have impacted, and may in the future impact, investor perception of the risks associated with residential and commercial mortgage loans, MBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values for residential and commercial mortgage loans, MBS, other real estate-related securities and various other asset classes in which we may invest have experienced, and may in the future experience, significant volatility. Any deterioration of the mortgage market and investor perception of the risks associated with residential and commercial mortgage loans, MBS, other real estate-related securities, and various other assets that we acquire could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
In September 2008, in response to the deteriorating financial condition of Fannie Mae and Freddie Mac, the U.S. Government placed Fannie Mae and Freddie Mac into the conservatorship of the Federal Housing Finance Agency, or "FHFA," their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. Under this conservatorship, Fannie Mae and Freddie Mac are required to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS. In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Treasury entered into Preferred Stock Purchase Agreements ("PSPAs") with the FHFA and have taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity in an effort to ensure their financial stability. In January 2025, the FHFA and the U.S. Treasury under the Biden Administration announced an agreement with each of Fannie Mae and Freddie Mac to modify the PSPAs to help ensure that the eventual release of Fannie Mae and Freddie Mac from conservatorship will be orderly and reflect certain existing practices. In addition, under a separate side letter from FHFA to the U.S. Treasury, FHFA will solicit public input, before releasing either Fannie Mae or Freddie Mac from conservatorship, regarding the potential impacts on the housing market and Fannie Mae and Freddie Mac.
Since Fannie Mae and Freddie Mac were placed in federal conservatorship, the guarantee payment structure of Fannie Mae and Freddie Mac has been discussed and re-examined by regulators and administrations.

Recent statements made by members of the current administration could introduce significant uncertainty to the housing finance system. These and any future initiatives, which could include efforts to privatize Fannie Mae and Freddie Mac and end their federal conservatorship, could reduce or eliminate the availability of government guarantees, increase mortgage rates, and lower the value of Agency RMBS. Additionally, proposed leadership changes at the FHFA and shifts in regulatory priorities may further impact the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae, increasing market volatility and credit risk. These developments could materially adversely affect our investments, financing capabilities, and overall financial condition.
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
The principal and interest payments on our residential mortgage whole loans, non-Agency RMBS and CRTs are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.
Our portfolio includes residential mortgage whole loans that do not conform to the Fannie Mae or Freddie Mac underwriting guidelines, as well as non-Agency RMBS and CRT which are backed by, or reference, such mortgage loans. Examples of such mortgage loans include subprime, manufactured housing, Alt-A, prime jumbo, non-QM, and single-family-rental mortgage loans. Consequently, the principal and interest on such mortgage loans, non-Agency RMBS and CRTs are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. Government.
A residential mortgage loan is typically secured by single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, high unemployment, high energy costs, acts of God, pandemics such as the COVID-19 pandemic, war or other geopolitical conflict, terrorism, elevated inflation, tariffs, social unrest, and civil disturbances, may impair borrowers' abilities to repay their mortgage loans. In periods following home price declines, "strategic defaults" (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. Additionally, these risks are exacerbated with respect to second-lien mortgage loans (including HELOCs and closed-end second lien loans), which are especially vulnerable to borrower distress and defaults, as they are subordinate to first-lien loans and only recover value after the first-lien obligations have been satisfied. As a result, losses on second-lien mortgage loans tend to be higher in foreclosure scenarios, and recovery prospects are significantly weaker, especially in declining real estate markets or economic downturns. Further, recent increases in mortgage rates have led to significant higher monthly costs for homeowners who have purchased their homes recently, and they have also led to slower prepayments of older, more affordable mortgages, each of which could lead to an increase in defaults on the mortgage loans underlying many of our investments.
In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. We are also exposed to a potential reduction in a borrower's mortgage debt by a bankruptcy court. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In many jurisdictions, legislation has been enacted that has the effect of making the foreclosure process more difficult, lengthier, and more expensive, and additional such legislation may be enacted in the future.
Residential mortgage loans are also subject to property damage caused by hazards, such as earthquakes, fires or environmental hazards, not covered by standard property insurance policies, or "special hazard risk." Special hazard-related risks also include the risk of rising property insurance costs, the risk of insurers cancelling or non-renewing insurance coverage, and climate-related risks, particularly in regions affected by hurricanes, droughts, wildfires, and flooding. In addition, certain claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, environmental hazards, and other liabilities, including property taxes, each of which may further increase potential losses on certain of our investments. In some cases, these liabilities may be "recourse liabilities" or may otherwise lead to losses in excess of the purchase price of the related mortgage or property.
Non-Agency RMBS and CRTs are subject to many of the risks of the respective underlying mortgage loans. If borrowers default on the mortgage loans backing our non-Agency RMBS or CRTs and we are unable to recover any resulting loss through the foreclosure process, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Less stringent underwriting guidelines and the resultant potential for delinquencies or defaults on certain mortgage loans could lead to losses on many of the non-Agency RMBS and European RMBS that we hold.
Some of the non-Agency RMBS in which we invest are collateralized by Alt-A and subprime mortgage loans, which are mortgage loans that were originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans (mortgage loans that generally conform to Fannie Mae or Freddie Mac underwriting guidelines). In addition, we have acquired, and may acquire in the future, European RMBS, including retained tranches from European RMBS securitizations in which we have participated. These European RMBS are backed by residential mortgage loans that were typically originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans in the United States. The underwriting guidelines for the mortgage loans that collateralize many of the non-Agency RMBS and European RMBS in which we invest are more permissive as to borrower credit history or credit score, borrower debt-to-income ratio, loan-to-value ratio, and/or as to documentation (such as whether and to what extent borrower income was required to be disclosed or verified). In addition, even when specific underwriting guidelines are represented by loan originators as having been used in connection with the origination of mortgage loans, there can be no assurance that these guidelines have actually been followed, and/or will be followed in the future, as a result of aggressive lending practices, fraud (including borrower or appraisal fraud), or other factors. Mortgage loans that are underwritten pursuant to less stringent or looser underwriting guidelines, or that are poorly underwritten to their stated guidelines, have experienced, and should be expected to experience in the future, substantially higher rates of delinquencies, defaults, and foreclosures than those experienced by mortgage loans that are underwritten in a manner more consistent with Fannie Mae or Freddie Mac guidelines. Thus, because of the higher delinquency rates and losses associated with Alt-A, subprime mortgage loans and European mortgage loans, the performance of RMBS backed by Alt-A, subprime mortgage loans, and European mortgage loans that we may acquire could be correspondingly adversely affected, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
•asset, collateral or MBS historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different MBS issuers may report delinquency and default statistics based on different definitions of what constitutes a delinquent or defaulted loan); and
•asset, collateral or MBS information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.
Some models, such as prepayment models or default models, may be predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses. In addition, the predictive models used by our Manager may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices. Furthermore, because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data, and, in the case of predicting performance in scenarios with little or no historical precedent (such as extreme broad-based declines in home prices, deep economic recessions or depressions), such models must employ greater degrees of extrapolation and are therefore more speculative and of more limited reliability.
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
The frequency at which prepayments (including both voluntary prepayments by borrowers and liquidations due to defaults and foreclosures) occur on mortgage loans, including those underlying our RMBS and Forward MSR-related investments, is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on such loans or the related RMBS, Forward MSR-related investments or Reverse MSRs. These faster or slower than expected payments may adversely affect our profitability.
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
Reverse mortgage borrowers often have an undrawn line of credit entitling the borrower to demand future draws from the servicer. A substantial portion of reverse MSR values comes from the expectation that while the servicer funds such future draws at par, it will be able to securitize and sell such future draws at a premium. However, recent interest rate volatility, interest rate increases, and policy uncertainty could significantly impact reverse mortgage draw rates, affecting the value of reverse mortgage loans, residual tranches, and MSRs. Elevated interest rates may discourage borrowers from drawing on their reverse mortgage lines of credit, reducing expected future cash flows for servicers. Additionally, if liquidity conditions tighten or securitization markets weaken, the ability to sell future draws at a premium could be impaired, further reducing reverse MSR values. Any regulatory changes affecting reverse mortgage lending, including potential CFPB or HUD actions, could also introduce additional risks to draw rate expectations and securitization economics. Therefore, lower than expected borrower draw rates may have a negative impact on the value of reverse MSRs, loans, and residual tranches.
Valuations of many of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time, and may differ from the values that would have been used if a ready market for these assets existed.
The values of many of the assets in our portfolio are not readily determinable with precision. We value the vast majority of our assets monthly at fair value, as determined in good faith by our Manager, subject to the oversight of our Manager's valuation committee. The determination of fair value and, consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree subjective. Because such valuations are inherently uncertain, may fluctuate over short periods of time, especially during periods of elevated market volatility, and may be based on estimates, our Manager's determinations of fair value may differ from the values that would have been used if a ready market for these assets existed or from the prices at which trades occur. Furthermore, we may not obtain third-party valuations for all of our assets. Changes in the fair value of our assets directly impact our net income and book value through recording unrealized appreciation or depreciation of our investments and derivative instruments, and so our Manager's determination of fair value has a material impact on our net income.
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
Market-based inputs are generally the preferred source of values for purposes of measuring the fair value of our assets under U.S. GAAP. However, the markets for our investments have experienced, and could in the future experience, extreme volatility, reduced transaction volume and liquidity, and disruption as a result of certain events, such as the COVID-19 pandemic, the regional banking crisis in 2023, ongoing geopolitical tensions, tariffs, and uncertainty in the monetary policy of the Federal Reserve (and other central banks), which has made, and could in the future make, it more difficult for our Manager, and for the third-party dealers and pricing services that we use, to rely on market-based inputs in connection with the valuation of our assets under U.S. GAAP. Furthermore, in determining the fair value of our assets, our Manager uses proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates, interest rates, default rates and loss severities. These assumptions may be impacted by the unpredictability of interest rate movements, driven by inflation dynamics and shifting guidance from the Federal Reserve (and other central banks) and these assumptions might be especially difficult to project accurately during periods of economic disruption. The fair value of certain of our investments may fluctuate over short periods of time, and our Manager’s determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Investors purchasing our securities based on an overstated book value per share may pay a higher price than the value of our investments warrants. Conversely, investors selling shares during a period in which our book value per share understates the value of our investments may receive a lower price for their shares than the value of our investments warrants.
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
Further, economic disruptions may result in liquidity pressures on servicers and other third-party vendors that we rely upon. Servicers and certain other parties are responsible for dealing with delinquent borrowers, and are responsible in certain capital markets securitization transactions for funding advances with respect to delinquent payments of principal and interest. Therefore, the more delinquent mortgagors there are, the more likely it is that servicers and other parties will experience increased expenses in dealing with delinquent borrowers and increased difficulties funding principal and interest advances. Financial strain on servicers, including as a result of rising delinquency rates, declining mortgage origination activity, industry consolidation, and/or margin compression, could increase counterparty risk and reduce effectiveness of servicing.
The negative impact of an economic disruption on the business and operations of such servicers or other parties responsible for funding such advances could be significant. If our third-party service providers, including mortgage servicers, do not perform as expected, our business, financial condition and results of operations, and ability to pay dividends to our stockholders could be materially adversely affected. See "—Our investments in MSR related assets expose us to additional risk of loss if our counterparty were unable to satisfy its obligation to us" and "—Risks Related to Our Loan Origination and Servicing Businesses—Longbridge relies on subservicers and other service providers to perform reverse mortgage servicing functions, which presents us with a number of risks."
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
Servicer quality and effectiveness are of particular importance in the performance of non-agency loans and MBS. If a servicer is performing inadequately or goes out of business, the transfer of servicing to a new servicer takes time, and loans may become delinquent because of confusion or lack of attention. Recent regulatory scrutiny and enforcement actions against mortgage servicers, including increased penalties for noncompliance with consumer protection laws and fair servicing requirements, could impact servicer performance and increase costs associated with regulatory compliance. Additionally, disruptions in the servicing industry pose a risk to timely loan processing, payment collection, and loss mitigation efforts. Further, ongoing industry consolidation among mortgage servicers has led, and could continue to lead, to servicing transfer related disruptions. We have already experienced the adverse effects related to servicing transfers on certain of our mortgage loans. When servicing is transferred, the prior servicer’s advances (e.g., of delinquent interest, principal, taxes, or insurance) are often not recaptured efficiently by the new servicer, which in the case of securitized loans may have an adverse effect on non-agency MBS credit support. In the case of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. However, in the event the servicer does not advance such funds, interest may be interrupted, even on more senior securities. Servicers may also advance more than is in fact recoverable once a defaulted loan is disposed, and the loss to the securitization trust may be greater than the outstanding principal balance of that loan (i.e., greater than 100% loss severity). Finally, an increase in servicing costs, including as a result of an increase in the difficulty of or the costs related to loss mitigation efforts, would lower our yield on the relevant assets and could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.
Following the global financial crisis of 2008-2009, one of the biggest risks affecting the residential mortgage loan, non-Agency RMBS, and European RMBS markets has been uncertainty around the timing and ability of servicers to foreclose on defaulted loans, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to RMBS holders. Given the magnitude of the 2008-2009 housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures, mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse, and securitization processes, mortgage servicers have had in the past, and may have in the future, much more difficulty furnishing the requisite documentation to initiate or complete foreclosures.
Delays in the foreclosure process may occur, both by operation of law and by delays in the judicial system. These delays lead to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of a servicer's control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. Furthermore, rising delinquency rates, particularly among lower-credit borrowers, may lead to an increase in foreclosure filings, further straining judicial and servicer capacity.
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
Our Manager may decide to conduct (either directly or using third parties) certain due diligence on an investment before committing to the investment. There can be no assurance that our Manager will conduct any specific level of due diligence, or that, among other things, our Manager's due diligence processes will uncover all relevant facts or that any purchase will be successful, which could result in losses on these assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Certain securities that we acquire are deemed by rating agencies to have substantial vulnerability to default in payment of interest and/or principal. Other securities we acquire have the lowest quality ratings or are unrated. Many securities that we acquire are subordinated in cash flow priority to other more "senior" securities of the same securitization. Certain subordinated securities ("first loss securities") absorb all losses from default before any other class of securities is at risk. Such securities are therefore considered to be highly speculative investments.
In the case of CRTs and subordinated RMBS and CMBS, the risk of defaults on the underlying mortgages and/or declining real estate values is amplified (particularly in light of the distress in certain real estate sectors, such as the office sector), as are the risks associated with possible changes in the market's perception of any entity issuing or guaranteeing such securities, or by changes in government regulations and tax policies. In the case of CLOs, the risk of economic recession and declining creditworthiness of corporate borrowers would be amplified by rising corporate default rates, tightening credit conditions, and potential credit downgrades in leveraged loan markets. Accordingly, the subordinated and lower-rated (or unrated) securities in which we invest may experience significant price and performance volatility relative to more senior or higher-rated securities, and they are subject to greater risk of loss than more senior or higher-rated securities which, if realized, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets.
Our fixed-rate investments, especially most fixed-rate mortgage loans, fixed-rate MBS, and most MBS backed by fixed-rate mortgage loans, generally decline in value when long-term interest rates increase. Even in the case of Agency RMBS, the guarantees provided by GSEs do not protect us from declines in market value caused by changes in interest rates. In the case of RMBS backed by adjustable-rate mortgages, or "ARMs," increases in interest rates can lead to increases in delinquencies and defaults as borrowers become less able to make their mortgage payments following interest payment resets. Elevated interest rates (including mortgage rates) may contribute to lower housing affordability, increased borrower payment shocks upon ARM interest rate resets, a slowdown in (or reversal of) home price appreciation, and declines in commercial real estate prices, which could adversely impact borrower credit performance of both our residential and commercial mortgage loans. Additionally, an increase in short-term interest rates would increase the amount of interest owed on our repo borrowings, for which see "—Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets." See also "— Certain actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.”

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
Some of our assets are fixed rate or have a fixed-rate component (such as non-QM loans, residential transition loans, and RMBS backed by hybrid ARMs). This means that the interest we earn on these assets will not vary over time based upon changes in a short-term interest rate index. Although the interest we earn on our ARMs, our RMBS backed by ARMs, and many of our CLO investments generally will adjust for changing interest rates, such interest rate adjustments may not occur as quickly as the interest rate adjustments to any related borrowings, and such interest rate adjustments will generally be subject to interest rate caps, which potentially could cause such assets to acquire many of the characteristics of fixed rate assets during periods of rising or high interest rates. We generally fund our targeted assets with borrowings whose interest rates reset frequently, and as a result we generally have an interest rate mismatch between our assets and liabilities, which could cause our net interest margin (the spread between the average yield on our assets and our average borrowing costs) to compress, or even become negative. While our interest rate hedges are intended to mitigate a portion of this mismatch, the use of interest rate hedges also introduces the risk of other interest rate mismatches and exposures, as will the use of other financing techniques. Additionally, to the extent cash flows from RMBS we hold are reinvested in new RMBS, the spread between the yields of the new RMBS and available borrowing rates may also compress or become negative. If our net interest margin compresses or becomes negative, our business, cash flow, financial condition, results of operations, and ability to pay dividends to our stockholders could be materially affected. In fact, in 2022, 2023 and 2024, which saw periods of rising interest rates, we experienced compressed, and in some cases negative, net interest margin on many of our assets.
Fixed-income assets, including many RMBS, typically decline in value if interest rates increase. If long-term rates were to increase significantly, such as we saw during 2022 and parts of 2023 and 2024, not only would the market value of these assets be expected to decline, but these assets could lengthen in duration because borrowers would be less likely to prepay their mortgages.
Interest rates can change quickly and are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Moreover, concerns over the United States’ debt ceiling and budget-deficit have increased the possibility of downgrades by rating agencies to the U.S. government’s credit rating, which could cause interest rates and borrowing costs to rise substantially. Interest rate movements are highly uncertain and notoriously difficult to predict. From February 28, 2022 to October 31, 2023, the lower bound of the Federal Reserve’s Federal Funds Target Rate rose from 0.00% to 5.25%, while the yield on the ten-year U.S. Treasury rose from 1.83% to 4.93%.
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
Actions by the Federal Reserve (and similar actions by other central banks), including tightening or easing of monetary policy, increases or decreases in short-term interest rates, balance sheet liquidations or runoff, or other actions, or the perception that the Federal Reserve or other central banks are failing to take actions deemed necessary or advisable by the market, could cause elevated market volatility and adversely impact the value and performance of our assets and our ability to borrow money at attractive terms or at all, or otherwise access capital to fund our operations. See also "—Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, and increase the risk of default on our assets, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to stockholders" for the impact of higher interest rates on our business.
If we subsequently resell or securitize any whole mortgage loans that we acquire, we may be required to repurchase such loans or indemnify purchasers if we breach representations and warranties.
If we subsequently resell or securitize any whole mortgage loans that we acquire, we would generally be required to make customary representations and warranties about such loans to the loan purchaser or securitization trust. Our residential mortgage loan sale agreements and terms of any securitizations into which we sell loans will generally require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Such repurchase demands would be expected to rise if the loans we have sold or securitized experience poor credit performance.
The remedies available to a purchaser of mortgage loans that we have sold are generally broader than those available to us against an originating broker or correspondent. Repurchased loans are typically worth only a fraction of the original price. Significant repurchase activity against us could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
We also have commercial mortgage loans and CMBS where the value of the underlying properties, such as office properties, hotels, and healthcare properties, partly relies on the value associated with the operating businesses at those properties. As such, these loans bear the risks associated with the values of those commercial properties, as well as the risks associated with the underlying operating businesses, which could be thinly capitalized, highly leveraged, dependent on a small number of key individuals, subject to regulatory concerns, underperform expectations, or face other obstacles that could adversely affect the business and results of operations of any such entity. Office properties are subject to potential valuation declines related to disruptions or changes in business practices caused by technological or other innovations (such as businesses adopting remote work policies, shared spaces, and/or co-working environments), workforce reductions in certain market segments, or other factors, which has recently negatively impacted, and may continue to negatively impact, office demand in the commercial real estate sector, rental rates and occupancy levels. Distress in the commercial real estate sector, including office properties, such as that experienced since 2023, has negatively impacted and may continue to negatively impact certain commercial real estate-related markets in which we invest, including for example, as a result of low occupancy rates, tenant defaults, the maturation of a significant amount of commercial real estate loans amid an elevated interest rate environment, tightening credit conditions imposed by traditional sources of real estate financing and refinancing, and commercial mortgage loan defaults. If these commercial properties do not generate sufficient income to pay for ongoing operating expenses, our commercial mortgage loans and/or our CMBS may not generate enough principal and/or interest to justify our investment. A decline in the performance or value of commercial mortgage loans could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Commercial whole mortgage loans are also subject to special hazard risk and to bankruptcy risk. In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be "recourse liabilities" or may otherwise lead to losses in excess of the purchase price of the related mortgage or property. Further, increased environmental regulations and climate-related risks could further impact the cost and complexity of managing foreclosed properties, particularly in states imposing stricter environmental compliance standards.
Our real estate assets and our real estate-related assets (including mortgage loans and MBS) are subject to the risks associated with real property.
We own assets secured by real estate, we own real estate directly, and we may acquire additional real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate assets are subject to various risks, including:
•declines in the value of real estate, including due to declining property cash flows or rising capitalization rates;
•acts of God, including pandemics, such as the COVID-19 pandemic, earthquakes, floods, droughts, wildfires, hurricanes, mudslides, volcanic eruptions and other natural disasters, which may result in uninsured losses;
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
Certain of our hedging transactions, and occasionally our investment transactions, may be short sales or short positions. Short selling may involve selling securities that are not owned and typically borrowing the same securities for delivery to the purchaser, with an obligation to repurchase the borrowed securities at a later date. Short selling allows the investor to profit from declines in market prices to the extent such declines exceed the transaction costs and the costs of borrowing the securities. A short sale may create the risk of an unlimited loss, in that the price of the underlying security might theoretically increase without limit, thus increasing the cost of repurchasing the securities. There can be no assurance that securities sold short will be available for repurchase or borrowing. Market conditions, including lower liquidity in certain asset classes and derivatives, and increased short sale restrictions imposed by regulators during periods of financial stress, could limit our ability to execute or maintain short positions effectively.
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
Risks Related to Our Financing, Hedging, and Derivative Activities
We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders, as well as increase losses when economic conditions are unfavorable.
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
Our access to financing may not be available on favorable terms, or may be limited or completely shut off, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash dividends to our stockholders, and other purposes. There can be no assurance that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders, or in the worst case, cause our insolvency.
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
In order to generate additional cash for funding new investments, we have securitized, and may in the future seek to securitize certain of our assets, especially our loan assets. Some securitizations are treated as financing transactions for U.S. GAAP, while others are treated as sales. In a typical securitization, we convey assets to a special purpose vehicle, which then issues one or more classes of notes secured by the assets pursuant to the terms of an indenture. To the extent that we retain the most subordinated economic interests in the issuing vehicle, we would continue to be exposed to losses on the assets for as long as those retained interests remained outstanding and therefore able to absorb such losses. Furthermore, our retained interests in a securitization could be less liquid than the underlying assets themselves, and may be subject to U.S. Risk Retention Rules and similar European rules. Moreover, even though we might accumulate assets with a view towards possible securitization, we cannot be assured that we will be able to access the securitization market, or be able to do so under favorable terms. The inability to securitize certain segments of our portfolio, especially certain of our loan assets, could force us to resort to what may be inferior methods of financing those assets, could force us to sell those loan assets at inopportune times, and could adversely impact our ability to grow our loan acquisition businesses. Furthermore, because we have entered into and may in the future enter into securitization transactions alongside other entities, including other Ellington affiliates, there may be conflicts between us, on the one hand, and the other entities, including other Ellington affiliates, on the other hand.
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
Longbridge assumes certain obligations related to each security issued in its securitizations. One significant obligation is the requirement to purchase any HECM loan out of the HMBS if the outstanding principal balance of such loan is equal to or greater than 98% of the maximum claim amount ("MCA Repurchases"). Active repurchased loans are assigned to HUD, and HUD reimburses Longbridge for the outstanding principal balance on the loan up to the maximum claim amount. Longbridge bears the risk to the extent that the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Inactive repurchased loans, which are loans where a default or maturity event has occurred, such as the borrower passing away, no longer occupying the property or becoming delinquent on tax and insurance payments, are generally liquidated through foreclosure and subsequent sale of real estate owned property (“REO”), with a claim filed with HUD for recoverable remaining principal and advance balances. The recovery timeline for inactive repurchased loans depends on various factors, including foreclosure status at the time of repurchase, state-level foreclosure timelines, and the post-foreclosure REO liquidation timeline. The timing and amount of Longbridge’s obligation with respect to MCA Repurchases is uncertain as repurchase is dependent largely on circumstances outside of Longbridge’s control, including the amount and timing of future draws, the status of the loan, and interest rates. MCA Repurchases are expected to continue to increase due to the increased flow of HECMs and REO that are reaching 98% of their maximum claim amount. We typically fund these repurchase obligations using available cash and/or borrowing facilities to finance a portion of the repurchase amount. However, to the extent that our funding commitments exceed our borrowing capacity under these facilities, if we are unable to renew these facilities upon their maturities, we would be solely dependent on available cash to meet these commitments. If our liquidity position is insufficient to fund these amounts, this could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. In addition, when using these facilities to finance the repurchase, Longbridge also typically earns an interest rate that is frequently less than the cost of financing, and also incurs certain non-reimbursable costs during the process of liquidating nonperforming loans.
If Longbridge is unable to fund its tail funding commitments or securitize its HECM loans (including tail pools), or if HMBS tail pool prices decline, this could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Longbridge originates and services HECM loans where the borrower has an undrawn line of credit entitling the borrower to demand future draws, which Longbridge as servicer is obligated to fund. As of December 31, 2024 our commitment to fund such additional borrowing capacity was $2.1 billion. In addition, we are required to advance mortgage insurance premiums on behalf of HECM borrowers. We typically fund these obligations on a short-term basis using available cash and/or our credit facilities, and regularly securitize these amounts (along with our servicing fees) through the issuance of HMBS tail securitizations.
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
We have also entered into an agreement for a revolving credit facility to finance a portfolio of these tail draws prior to their securitization into HMBS. However, to the extent that our funding commitments exceed our borrowing capacity under this facility, or if we are unable to renew this facility upon its maturity in May 2025, we would be dependent on available cash to meet these commitments. If Longbridge’s liquidity position is insufficient to fund these amounts and Longbridge is unable to fund them through the securitization of the tails into HMBS, this could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Hedging against credit events, interest rate changes, foreign currency fluctuations, and other risks could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Subject to maintaining our qualification as a REIT and maintaining our exclusion from registration as an investment company under the Investment Company Act, we opportunistically pursue various hedging strategies to seek to reduce our exposure to losses from adverse credit events, interest rate changes, foreign currency fluctuations, and other risks. Hedging against a decline in the values of our portfolio positions does not prevent losses if the values of such positions decline, nor does it eliminate the possibility of fluctuations in the value of our portfolio. Hedging transactions generally will limit the opportunity for gain should the values of our other portfolio positions increase. Further, certain hedging transactions could result in significant losses. Qualification as a REIT may require that we forgo certain hedging activities or undertake certain hedging activities in a TRS. Our domestic TRSs are subject to U.S. federal, state, and local income tax. Moreover, at any point in time we may choose not to hedge all or a portion of our risks, and we generally will not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge. Even if we do choose to hedge certain risks, for a variety of reasons we generally will not seek to establish a perfect correlation between our hedging instruments and the risks being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Our hedging activity will vary in scope based on the composition of our portfolio, our market views, and changing market conditions, including the level and volatility of interest rates. When we do choose to hedge, hedging may fail to protect or could materially adversely affect us because, among other things:
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

•available hedges may not correspond directly, or be correlated in the manner desired, with the risks for which protection is sought;
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
•the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments would reduce our earnings and our stockholders' equity; and
•our hedging instruments are generally structured as derivative contracts and, as a result, are subject to additional risks such as those described under "—Our access to financing sources may not be available on favorable terms, may be limited or completely shut off, and our lenders and derivative counterparties could require us to post additional collateral. These circumstances could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders" and "—Our use of derivatives may expose us to counterparty risk."
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
Hedging instruments and other derivatives, including certain types of credit default swaps, involve risk because they may not, in many cases, be traded on exchanges or cleared on a CCP (as defined below) and may not be guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments there may be less stringent requirements with respect to record keeping and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Our Manager is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Furthermore, our Manager has only a limited internal credit function to evaluate the creditworthiness of its counterparties, mainly relying on its experience with such counterparties and/or their general reputation as participants in these markets. Under the terms of many of our derivative transaction contracts, the business failure of a derivative counterparty with whom we enter into a derivative transaction will most likely result in a default under the governing arrangement. Default by a party with whom we enter into a derivative transaction may result in losses and may force us to re-initiate similar derivative transactions with other counterparties at the then-prevailing market levels. Generally we will seek to reserve the right to terminate derivative transactions upon a counterparty's insolvency, but absent an actual insolvency, we may not be able to terminate derivative transaction without the consent of the counterparty, and we may not be able to assign or otherwise dispose of derivative transactions to another counterparty without the consent of both the original counterparty and the potential assignee. If we terminate a derivative transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for derivative instruments purchased or sold, and therefore we may be required to maintain any derivative positions until exercise or expiration, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. In this regard, we may be required to hold additional cash or sell other investments in order to obtain cash to close out derivatives to meet the liquidity demands that derivatives can create to make payments of margin, collateral or settlement payments to counterparties. We may have to sell an investment at a disadvantageous time or price to meet such obligations.
In addition, some portion of our derivatives, including our futures positions, are cleared through a central counterparty clearinghouse, or "CCP," which we access through a futures commission merchant, or "FCM." If an FCM that holds our cleared derivatives account were to become insolvent, the CCP will make an effort to move our futures and swap positions to an alternate FCM, though it is possible that no alternate FCM could be found to accept our positions, which could result in a total cancellation of our positions in the account; in such a case, if we wished to reinstate such derivative positions, we would have to re-initiate such positions with an alternate FCM. In the event of the insolvency of an FCM that holds our cleared over-the-counter derivatives, the rules of the CCP require that its direct members submit bids to take over the portfolio of the FCM, and would further require the CCP to move our existing positions and related margin to an alternate FCM. If this were to occur, we believe that our risk of loss would be limited to the excess equity in the account at the insolvent FCM due to the "legally segregated, operationally commingled" treatment of client assets under the rules governing FCMs in respect of cleared over-the-counter derivatives. In addition, in the case of both futures and cleared over-the-counter derivatives, there could be knock-on effects of our FCM's insolvency, such as the failure of co-customers of the FCM or other FCMs of the same CCP. In such cases, there could be a shortfall in the funds available to the CCP due to such additional insolvencies and/or exhaustion of the CCP's guaranty fund that could lead to total loss of our positions in the FCM account. Finally, we face a risk of loss (including total cancellation) of positions in the account in the event of fraud by our FCM or other FCMs of the CCP, where ordinary course remedies would not apply.
Using derivatives is also subject to operational and legal risks. Operational risk generally refers to risk related to potential operational issues, including documentation issues, settlement issues, systems failures, inadequate controls, and human error. Legal risk generally refers to insufficient documentation, insufficient capacity or authority of counterparty, or the legality or enforceability of a contract.
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
We enter into derivative transactions that have not been cleared by a CCP. If a derivative counterparty cannot perform under the terms of the derivative contract, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the derivative, and in the case of a derivative used as a hedging instrument, the asset or liability being hedged would cease to be hedged by such instrument. If a derivative counterparty becomes insolvent or files for bankruptcy, we may also be at risk for any collateral we have pledged to such counterparty to secure our obligations under derivative contracts, and we may incur significant costs in attempting to recover such collateral.
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
Risks Related to Corporate Loans and CLOs
We invest in corporate loans and CLOs backed by corporate loans, which exposes us to certain risks.
We invest in corporate loans and CLOs backed by corporate loans. The assets underlying our CLO investments generally consist of lower-rated first-lien corporate loans, although certain CLO structures may also allow for limited exposure to other asset classes including unsecured loans, second-lien loans, or corporate bonds. Corporate issuers of lower-rated debt securities may be highly leveraged and may not have available to them more traditional methods of financing. During economic downturns or sustained periods of rising interest rates, issuers of lower-rated debt securities may be likely to experience financial stress, especially if such issuers are highly leveraged. The risk of loss for lower-rated debt securities is also magnified to the extent that such securities are unsecured or subordinated to more senior creditors. Lower-rated debt securities generally have limited liquidity and limited secondary market support. These risks are further exacerbated in the case of second-lien loans, as they are subordinated to first-lien loans and have weaker recovery prospects in the event of borrower distress or default.
We, and the CLOs in which we invest, may acquire loans to smaller companies, or “middle market” loans, which may carry more inherent risks than loans to larger, publicly traded entities. Compared to larger companies, these middle-market companies tend to have more limited access to capital, weaker financial positions, narrower product lines, and tend to be more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. As a result, the securities issued by CLOs that hold significant investments in middle-market loans are generally considered riskier than securities issued by CLOs that primarily invest in broadly syndicated loans.

The corporate loans that we hold directly, or that underlie our CLO investments, may become nonperforming or impaired for a variety of reasons. Nonperforming or impaired loans may require substantial workout negotiations or restructurings that may result in significant delays in repayment, a significant reduction in the interest rate, and/or a significant write-down of the principal of the loan. A wide range of factors could adversely affect the ability of an underlying corporate borrower to make interest or other payments on its loan. The corporate issuers of the loans or securities that we hold, or that underlie our CLO investments, may be highly leveraged and may be subject to an increased risk of default depending on certain micro- or macro-economic conditions, such as economic recessions, heightened interest rates and/or inflation, tariffs, and other conditions. Such defaults and losses, especially those in excess of the market’s or our expectations, would have a negative impact on the fair value of our investments, and reduce the cash flows that we receive from our investments, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
In addition, "covenant-lite" corporate loans may comprise a significant portion the corporate loan market, including the underlying collateral of the CLOs in which we invest. Generally, covenant-lite corporate loans provide the obligor with more freedom to take actions that could negatively impact their lenders because the obligor's covenants are incurrence-based and not maintenance-based, which means that they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. As a result, lenders may have a more limited ability to intervene at early signs of financial distress, potentially increasing the risk of loss on such investments as compared to corporate loans (or CLOs with underlying corporate loans) with more traditional, maintenance-based covenants.
We may acquire, and the CLOs in which we invest may acquire, interests in corporate loans indirectly, by way of participations. In a participation, the underlying debt obligation remains with the institution that has sold the participation, which typically results in a contractual relationship only with such selling institution, and not with the corporate obligor directly. As a result, the holder of a participation assumes the credit risk of both the obligor and the selling institution, and may only have limited rights to influence any decisions made by the selling institution in connection with the underlying debt obligation.
We, and the CLOs in which we invest, may be subject to risks associated with syndicated loans.
Under the documentation for syndicated loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases for our syndicated loan investments, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Consequently, we would only be able to direct such actions if instructions from us were made in conjunction with other holders of associated indebtedness that together with us compose the requisite percentage of the related indebtedness then entitled to take action. Conversely, if holders of the required amount of the associated indebtedness other than us desire to take certain actions, such actions may be taken even if we did not support such actions. Furthermore, if a syndicated loan is subordinated to one or more senior loans made to the applicable obligor, our ability to exercise such rights may be subordinated to the exercise of such rights by the senior lenders. Whenever we are unable to direct such actions, the parties taking such actions may not have interests that are aligned with us, and the actions taken may not be in our best interests. Furthermore, in recent years, “priming” transactions in the distressed debt sector have become more common. These “priming” arrangements are transactions where a group of debtholders can move collateral away from existing lenders so that it can serve as the primary source of secured assets for new money and/or restructuring existing debt. If we were to hold distressed debt that became “primed” by another group of lenders, we could lose all or a significant part of such investment.
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
Investments in corporate CLO securities involve certain risks. Corporate CLOs are securitizations that are typically backed by a pool of corporate loans or similar corporate credit-related assets that serve as collateral. We and other investors in CLOs ultimately bear the credit risk of the underlying collateral. Most CLOs are issued in multiple tranches, offering investors various maturity and credit risk characteristics, often categorized as senior, mezzanine and subordinated/equity according to their relative seniority and degree of risk. If the relevant collateral defaults or otherwise underperforms, payments to the more senior tranches of such securitizations take precedence over those of more junior tranches, such as mezzanine debt and equity tranches, which are the focus of our corporate CLO investment strategy. CLOs present risks similar to those of other types of credit investments, including credit, interest rate and prepayment risks. See "— We invest in corporate loans and CLOs backed by corporate loans, which exposes us to certain risks.”
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
Our corporate loans and CLO investments are subject to risks related to the financial leverage employed by the underlying corporate borrowers.
Our corporate borrowers may be, and the corporate borrowers underlying our CLO investments typically are, highly leveraged, and there may be few or no restrictions on the amount of indebtedness such borrowers can incur. Substantial indebtedness adds additional risk with respect to a borrower and could (i) limit its ability to borrow money or otherwise access funds for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and/or (iv) subject it to restrictive financial and operating covenants, which may preclude it from executing on favorable business activities or from financing future operations or other capital needs. In some cases, proceeds of indebtedness incurred by a borrower could be paid as a dividend to its equity holders rather than retained by the borrowers for its working capital or to pursue favorable opportunities. Highly leveraged companies are often more sensitive to declines in revenues, increases in expenses, and adverse business, political, or financial developments or economic factors such as a significant rise in interest rates, a severe downturn in the economy, or deterioration in the condition of such companies or their industries. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
If an underlying borrower is unable to generate sufficient cash flow to meet principal and/or interest payments on its indebtedness, it may be forced to take other actions to satisfy its obligations under its indebtedness. These alternative actions may include reducing or delaying capital expenditures, selling assets, seeking additional capital, or restructuring or refinancing indebtedness. Any of these actions could significantly reduce the value of the related asset held by us or a CLO in which we invest. Furthermore, if the borrower is unable to meet its scheduled debt service obligations even after taking these actions, the borrower may be forced into liquidation, dissolution or insolvency, and the value of the related loan could be significantly impaired or even rendered worthless.
We are dependent on the collateral managers of the CLOs in which we invest.
We invest in CLO securities issued by CLOs that are managed by collateral managers unaffiliated with us, and we are dependent on the skill and expertise of such managers. While the actions of the CLO collateral managers may significantly affect the return on our investments, we typically do not have any direct contractual relationship with these collateral managers.
While we also rely on these collateral managers to act in the best interests of the CLOs in which we invest, there can be no assurance that such collateral managers will do so. Moreover, such collateral managers are subject to fiduciary duties owed to other classes of notes besides those in which we invest, and they may have other incentives to manage the CLO portfolios in a manner that disadvantages the particular classes of notes in which we are invested. Furthermore, since the CLO issuer often provides an indemnity to its collateral manager, the CLO tranches we hold may ultimately bear the burden of any legal claims brought against the collateral manager.
We may only have limited information regarding the underlying assets held by the CLOs in which we invest, and collateral managers may not identify or report issues relating to the underlying assets on a timely basis (or at all) to enable us to take appropriate measures to manage our risks.
CLO collateral managers are subject to removal or replacement by other holders of CLO securities without our consent and may also voluntarily resign as collateral manager or assign their role as collateral manager to another entity. The removal, replacement, resignation, or assignment of any particular CLO collateral manager’s role could adversely affect the returns on the CLO securities in which we invest, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We are subject to risks associated with loan accumulation facilities.
We may invest in CLO warehouse facilities, otherwise known as loan accumulation facilities, or "LAFs." LAFs are generally short- to medium- term financing facilities provided by the investment bank that will ultimately serve as the arranger on a CLO transaction. Utilizing equity capital provided by the LAF investors and debt financing provided by the investment bank, LAFs acquire corporate loans and other similar corporate credit-related assets in anticipation of ultimately collateralizing a CLO transaction. This period of accumulating assets, often known as the "warehouse period," typically terminates when the CLO vehicle issues various tranches of debt and equity securities to the market, using the issuance proceeds to repay the investment bank financing. Investments in LAFs have risks similar to those applicable to investments in CLOs, and the risk of losses is magnified as a result of the leveraged and first-loss nature of these facilities. Further, in the event that the corporate credit assets accumulated by a LAF are not eligible for purchase by the planned CLO, or in the event that the planned CLO is not issued, the LAF investors may be responsible for either holding or disposing of said assets, exposing us to credit and/or mark-to-market risk. This scenario may become more likely in times of economic distress or when the loans comprising the collateral pool of such warehouse, even if still performing, may have declined materially in market value, and we may suffer a loss upon the disposition of these assets. The occurrence of any of the foregoing or similar events could affect our investments in LAFs and, consequently, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We may invest in distressed debt and equity, which involve significant risks, including uncertainty of recovery and exposure to bankruptcy proceedings.
We may make investments in distressed debt and equity, including in companies that are highly leveraged, thinly capitalized, in early-stage development, or experiencing financial distress. In addition, the corporate loans purchased by the CLOs in which we invest may become distressed, or be converted to equity in the event of a bankruptcy or other restructuring of the corporate issuer. These investments involve a significant risk of loss and are often subject to uncertainty regarding the timing, manner, and ultimate value of any recovery, particularly in bankruptcy proceedings, which these investments are more likely to be subject to.
In the case of distressed debt, potential recoveries may occur through asset liquidation, exchange offers, reorganization plans, or partial repayments. However, there is no assurance that the securities or assets received in such transactions will retain their anticipated value or income potential. Additionally, these securities may be subject to resale restrictions, limiting our ability to liquidate our positions.
Bankruptcy proceedings related to these investments may be adversarial and unpredictable, with outcomes beyond our control. If a company in which we hold a debt or equity investment files for bankruptcy, we may suffer a permanent loss. In liquidation scenarios, asset values may have significantly declined from our initial projections, reducing potential recoveries. The duration of bankruptcy proceedings is difficult to predict, and delays in confirming a plan of reorganization or liquidation can adversely affect investment returns. Administrative costs, which are typically high, are paid out of the debtor’s estate before any distributions to creditors. Furthermore, because the classification of claims under bankruptcy law can be uncertain, our influence in restructuring proceedings may be diminished. Undisclosed or contingent claims may also erode recoveries. Moreover, bankruptcy courts have the authority to recharacterize debt investments as equity, which could subordinate our claims to those of other creditors. This risk exists even if our investment was originally structured as senior debt, potentially leading to significant or total investment loss.
We have made and may in the future make investments in companies that we do not control.
Our investments in loan originators and other operating entities include, or may include, debt instruments and/or equity securities of companies that we do not control. Those investments are subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of such company may take risks or otherwise act in a manner that does not serve our interests. The entities in which we invest could be thinly capitalized, highly leveraged, dependent on a small number of key individuals, subject to regulatory concerns, underperform expectations, or face other obstacles that could adversely affect the business and results of operations of any such entity. If any of the foregoing were to occur, our investments in these operating entities could be adversely affected or even lost in their entirety, which could materially adversely affect our business, financial condition, and results of operations, and our ability to pay dividends to our stockholders.
We have made and may in the future make loans secured by, or invest in structures tied to, individual, or portfolios of, legal claims, which subject us to a variety of risks.
We have made and may in the future make loans secured by, or invest in structures tied to, individual, or portfolios of, legal claims, or "litigation finance loans." There is no assurance our Manager will be able to predict aspects of the cases underlying our investments, including to which courts and judges the cases are assigned, the development of evidence during discovery and its presentation at trial, the composition and decisions of juries, timing of the judicial process, likelihood of settlements and collectability of judgments.
In addition, we will not have the ability to control decisions made by the claimholder, defendant, or the law firm, nor can we share details of the underlying cases with our stockholders. We rely on, among other things, the advice and opinion of outside counsel and other experts in assessing potential claims and on the skills and efforts of independent law firms to litigate cases. There is no guarantee that the ultimate outcome of any case will be in line with outside counsel's or any expert's initial assessment of the validity and merit of a legal claim.
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
For some of our Forward MSR-related investments, we allow the Forward MSR Master Servicer to apply leverage to the underlying MSRs by pledging them under an MSR financing facility, in which case the lender would have a secured interest in the pledged underlying MSRs. Under a typical MSR financing facility, if the fair value of the pledged underlying MSRs declines and the lender demands additional collateral from the Forward MSR Master Servicer through a margin call, we would be required to provide the Forward MSR Master Servicer with additional funds or other assets to meet such margin call; if we were unable to satisfy such margin call, the lender could declare an event of default. MSR financing facilities typically require the Forward MSR Master Servicer to satisfy various covenants, conditions and tests, the failure of which could lead to an amortization event and/or an event of default, and the satisfaction of which is out of our control. An event of default under an MSR financing facility could result in the liquidation by the lender of the pledged underlying MSRs to satisfy the loan obligation, which could result in a material loss on our Forward MSR-related investment and materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Further, our MSR financing facilities also include other customers of the related Forward MSR Master Servicer as borrowers, whose MSR-related investments (that may or may not be similar to our Forward MSR-related investments) are commingled with our own investments in securing the MSR financing facility. As such, in a scenario where those other MSR-related investments decline in value and trigger margin calls under the MSR financing facility, if the applicable borrower does not provide funds or additional assets to meet such margin calls, we could be required to meet the margin calls in order to preserve the value of our own investments, and avoid an amortization event and/or an event of default under the MSR financing facility. In addition, a sufficiently large decline in value of the unaffiliated MSR-related investments could lead to impairments of our own Forward MSR-related investments given the commingled nature of the MSR Financing Facility.
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
Risks Related to Our Loan Origination and Servicing Businesses
If we, or our loan originator affiliates, are unable to obtain sufficient capital to meet the financing requirements of our loan origination businesses, or if we, or our loan originator affiliates, fail to comply with debt agreements, our business, financing activities, financial condition and results of operations will be adversely affected.
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
Effective as of the closing of the Longbridge Transaction, we consolidated the indebtedness of Longbridge on our balance sheet. Longbridge is subject to financial covenants pursuant to the terms of its indebtedness, including minimum net worth and liquidity. As of December 31, 2024, Longbridge was in compliance with all of its financial covenants or had waivers in place. If Longbridge were to fail to meet or satisfy any of these financial covenants, it could be in default under its agreements, and its lenders could elect to declare all amounts outstanding under the respective financing agreements to be immediately due and payable, enforce their respective security interests under such agreements and restrict Longbridge’s ability to incur additional borrowings. In addition, Longbridge’s financing agreements may contain other events of default and cross-default provisions, so that if an event of default occurs under one agreement, the lenders under certain other agreements could also declare an event of default.
See "—Risks Related to Our Financing, Hedging, and Derivative Activities—Our access to financing sources, which may not be available on favorable terms, may be limited or completely shut off, and our lenders and derivative counterparties could require us to post additional collateral. These circumstances could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders."
Our consolidation of Longbridge presents significant risks.
We were required to consolidate Longbridge in our financial statements starting with our Annual Report on Form 10-K for the year ended December 31, 2022. Prior to the closing of the Longbridge Transaction, we had not previously acquired a controlling interest in an operating company nor had we been previously engaged in directly originating reverse mortgage loans or owning reverse MSRs. If we experience challenges related to the acquisition of a controlling interest in Longbridge that we did not anticipate or cannot mitigate, we could experience significant disruptions in our business, which may include significant losses with respect to this investment.
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
Failure to comply with FHA guidelines could adversely impact Longbridge’s business.
If Longbridge fails to comply with FHA guidelines when originating or servicing an FHA loan, it could negatively affect Longbridge's business, including by preventing Longbridge from collecting on FHA insurance on such loan, including such loans in a Ginnie Mae pool, or financing such loan via one of Longbridge's warehouse facilities. In addition, Longbridge could be subject to allegations of violations of the False Claims Act asserting that it submitted claims for FHA insurance on loans that had not been originated or serviced in accordance with FHA guidelines. If Longbridge is found to have violated FHA guidelines, it could face regulatory penalties and damages in litigation, suffer reputational damage, and it could incur losses due to an inability to collect on such insurance, any of which could materially and adversely impact Longbridge’s business, financial condition and results of operations.
Material changes to the laws, regulations or practices applicable to reverse mortgage programs operated by FHA. Ginnie Mae and HUD could adversely affect the reverse mortgage business of Longbridge.
The reverse mortgage industry is largely dependent upon FHA, Ginnie Mae and HUD, and there can be no guarantee that these entities will continue to participate in the reverse mortgage industry or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. When originating HECM loans, Longbridge must comply with FHA and other regulatory requirements. FHA regulations governing the HECM product have changed at multiple points in time, such as in 2013, 2014 and 2017, which in some cases adversely affected Longbridge’s business and results of operations.
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
Longbridge relies on subservicers and other service providers to perform reverse mortgage servicing functions, which presents us with a number of risks.
Longbridge has contracted with subservicer(s) (each, a “Subservicer”) and other service providers to perform reverse mortgage servicing functions on its behalf. This subservicing relationship presents a number of risks to us.
Longbridge currently relies on a Subservicer and other service providers to subservice all of its reverse mortgage portfolio. Failure by a Subservicer to meet the requirements of the various servicing guidelines or contractual obligations could expose us to the assessment of fines and loss of reimbursement of loan related advances, expenses, interest and servicing fees. Moreover, if a Subservicer is not vigilant in encouraging borrowers to make their real estate tax and property insurance premium payments, the borrowers may be less likely to make these payments, which could result in a higher frequency of borrower default for failure to make these payments. If a Subservicer or other service providers misses HUD and Ginnie Mae timelines for liquidating non-performing assets and Longbridge’s oversight does not prevent such missed timeline, loss severities may be higher than originally anticipated, and Longbridge may be subject to penalties by HUD and Ginnie Mae, including curtailment of interest. If Longbridge fails to recover fines or any amounts lost from a Subservicer or other service providers, it would eventually realize a loss of such amounts. Since all of Longbridge’s portfolio is subserviced by one entity, as opposed to multiple subservicers, there is a greater risk to Longbridge if the Subservicer fails to perform its duties properly, than if Longbridge were to use multiple subservicers.

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
Additionally, whether due to a subservicer’s failure to perform or Longbridge’s independent decision to transition to a new subservicer, the process of transitioning to a new subservicer could involve significant costs, operational complexities, and uncertainties. Transitioning to a new subservicer may require extensive systems integrations, data transfers, and compliance with regulatory approvals, all of which could introduce delays and disruptions to servicing operations. The onboarding of a new subservicer may also require workforce training and adjustments to oversight and monitoring processes to ensure compliance with contractual obligations and regulatory requirements. In addition, such transfer may be further complicated by the need to receive state and federal regulatory, including Ginnie Mae. FHA and/or HUD, approvals in order to effectuate a transition to a new subservicer. Further, given the scarcity of alternative subservicers, we may face challenges in transitioning to a new subservicer, which could impair our ability to effectively manage our reverse mortgage loan servicing business, potentially leading to delays, increased costs, and regulatory challenges. These factors could result in operational inefficiencies and increased costs, which may have a material adverse effect on Longbridge’s business, financial condition, and results of operations.
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
Other Business Risks
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
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including other mortgage REITs, financial companies, loan originators and servicers, public and private funds, commercial and investment banks, and residential and commercial finance companies. We may also compete with (i) the Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes and (ii) companies that partner with and/or receive financing from the U.S. Government or consumer bank deposits. Many of our competitors are substantially larger and have considerably more favorable access to capital and other resources than we do. We acquire a significant amount of our loan assets pursuant to flow agreements with various loan originators. If such originators are unable or unwilling to continue to sell loan assets to us, or if we are unable to find additional loan originators from whom to purchase loans at attractive prices, we may be forced to acquire such loan assets at prices that are less attractive, or acquire different assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. Furthermore, new companies with significant amounts of capital have been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources, such as government funding, that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire, or pay higher prices than we can. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from our qualification as a REIT and in some cases to avoid adverse tax consequences to our stockholders, (ii) restraints imposed on us by our attempt to comply with certain exclusions from the definition of an "investment company" or other exemptions under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. The competitive pressures we face could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Lack of diversification in the number or types of assets we acquire would increase our dependence on relatively few individual assets or asset types.
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
For example, the properties underlying our portfolio of mortgage-related assets may at times be concentrated in certain sectors that are subject to higher risk of foreclosure, or may be concentrated in a limited number of geographic locations, and our investments may be concentrated in certain of our targeted asset classes such that they are substantial relative to our total equity. To the extent that our portfolio is concentrated in any one region or type of security, downturns or other significant events or developments relating generally to such region or type of security, such as natural disasters, climate-related risks, or regulatory or other changes affecting property values and/or loan performance, may result in losses on a number of our assets within a short time period, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Additionally, operational failures or cyber incidents relating to our third-party service providers (or their service providers), including mortgage servicers, have negatively impacted in the past, and may negatively impact in the future, our business. For example, some of our mortgage servicers have experienced cyber-attacks which caused them to delay payments to their counterparties; it is possible that, to the extent a similar future event occurs at one of our counterparties, funds from such counterparty could also be delayed, or not recovered at all. The number and complexity of these threats continue to increase over time and many companies in the mortgage space have recently been targeted by hackers, likely due to the personally identifiable information that these companies hold. While we collaborate with mortgage servicers and other third-party service providers to develop secure transmission capabilities and protect against operational failures and cyber-attacks, we and those third parties may not have all appropriate controls in place to protect from such failures or attacks. If a material operational failure or material breach of the information technology systems of our third-party service providers occurs, we could be required to expend significant amounts of money, be delayed in receiving funds (or not receive them at all) or have to expend significant time and resources to respond to these threats or breaches, each of which could materially adversely impact our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
New technologies also continue to develop, including tools that harness generative artificial intelligence and other machine learning techniques (collectively, “AI”). AI is developing at a rapid pace and becoming more accessible. As a result, the use of such new technologies by us, Ellington, Longbridge and/or our third-party service providers can present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we, Ellington, Longbridge and/or our third-party service providers may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us and our business. See “—Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.”
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
We have in the past and may in the future, seek to grow our business by acquiring other businesses or merging with other companies that we believe will complement or augment our existing businesses. We cannot predict with certainty the benefits of such acquisitions or mergers, which often constitute multi-year endeavors, and we often make a number of assumptions about a company's assets, investment portfolio and/or liabilities when assessing such acquisitions or mergers. To the extent that we overestimate the value of, and/or projected net income to be generated by certain assets or investment portfolios, and/or underestimate liabilities related to a company or its assets or investment portfolio or we are otherwise incorrect in our assumptions, we may be unable to realize the anticipated benefits of an acquisition or merger. Further, we may incur significant additional costs in connection with the completion of an acquisition or merger, or in connection with any delay in completing an acquisition or merger or termination of the applicable acquisition or merger agreement, and the investment of such upfront costs may not be profitable.
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
We acquire assets and other instruments that are not publicly traded, including privately placed RMBS, residential and commercial mortgage loans, CLOs, consumer loans, ABS backed by consumer and commercial assets or aircraft, distressed corporate debt and equity, MSR-related assets, and other private investments, such as investments in loan originators. As such, these assets may be subject to legal and other restrictions on resale, transfer, pledge or other disposition, or will otherwise be less liquid than publicly traded securities. Other assets that we acquire, while publicly traded, may have limited liquidity on account of their complexity, turbulent market conditions, or other factors. In addition, mortgage-related assets from time to time have experienced extended periods of illiquidity, including during times of financial stress (such as during the COVID-19 pandemic), which is often the time that liquidity is most needed. Illiquid assets typically experience greater price volatility, because a ready market does not exist, and they can be more difficult to value or sell if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we or our Manager has or could be attributed with material non-public information. Furthermore, assets that are illiquid are more difficult to finance, and to the extent that we finance assets that are or become illiquid, we may lose that financing or have it reduced. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
We are exposed to the performance of consumer loans through those consumer loans that we own directly, through those consumer loans to which we are exposed indirectly through our ownership of consumer-loan-backed ABS, and through our ownership interests in consumer loan originators. The ability of borrowers to repay consumer loans may be adversely affected by numerous borrower-specific factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including a general economic downturn, high energy costs, high unemployment, acts of God, pandemics such as the COVID-19 pandemic, war or other geopolitical conflict, terrorism, elevated inflation, tariffs, social unrest, and civil disturbances may also affect the financial stability of borrowers and impair their ability or willingness to repay their loans. Whenever any of our consumer loans defaults, we are at risk of loss to the extent of any deficiency between the liquidation value of the collateral, if any, securing the loan, and the principal and accrued interest of the loan. Many of our consumer loans are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential mortgage loans. Pursuing any remaining deficiency following a default is often difficult or impractical, especially when the borrower has a low credit score, making further substantial collection efforts unwarranted. In addition, repossessing personal property securing a consumer loan can present additional challenges, including locating and taking physical possession of the collateral. We rely on servicers who service these consumer loans, to, among other things, collect principal and interest payments on the loans and perform loss mitigation services, and these servicers may not perform adequately or in a manner that promotes our interests. Since we purchase some of our consumer loans and our consumer-loan-backed ABS at a premium to the remaining unpaid principal balance, we may incur a loss when such loans are voluntarily prepaid. There can be no guarantee that we will not suffer unexpected losses on our investments as a result of the factors set out above, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
There are risks and conflicts of interest associated with the base management fee we are obligated to pay our Manager.
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
In addition to its base management fee, our Manager is entitled to receive an incentive fee based, in large part, upon our achievement of targeted levels of net income. In evaluating asset acquisition and other management strategies, the opportunity to earn an incentive fee based on net income may lead our Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining liquidity, and/or management of credit risk, interest rate risk, or market risk, in order to achieve a higher incentive fee. Assets with higher yield potential are generally riskier or more speculative. This could result in increased risk to our portfolio.
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
Further, to the extent that our targeted assets are also targeted assets of other Ellington accounts, we will compete with those accounts for opportunities to acquire assets. Ellington has no duty to allocate such opportunities in a manner that preferentially favors us. Ellington makes available to us all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will equitably participate with Ellington's other accounts in such opportunities on an overall basis.
Since many of our targeted assets are typically available only in specified quantities and are also targeted assets for other Ellington accounts, Ellington often is not able to buy as much of any asset or group of assets as would be required to satisfy the needs of all of Ellington's accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. As part of these policies, accounts that are in a "start-up" or "ramp-up" phase may get allocations above their proportion of available capital, which could work to our disadvantage, particularly because there are no limitations surrounding Ellington's ability to create new accounts. In addition, the policies permit departure from proportional allocations under certain circumstances, including, for example, when such allocation would result in an inefficiently small amount of the security or assets being purchased for an account, which may also result in our not participating in certain allocations. In addition, as part of these policies, we may be excluded from specified allocations of assets for tax, regulatory, risk management, or similar reasons.
There are conflicts of interest in our relationships with our Manager and Ellington, which could result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with Ellington and our Manager. Currently, all of our executive officers, and one of our directors, are employees of Ellington or one or more of its affiliates. As a result, our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, Ellington or our Manager. For example, Mr. Penn, our President and Chief Executive Officer and one of our directors, also serves as the President and Chief Executive Officer of, and as a member of the Board of Trustees of, Ellington Credit Company, and as Vice Chairman and Chief Operating Officer of Ellington. Mr. Vranos, our Co-Chief Investment Officer, also serves as the Co-Chief Investment Officer of, and as a member of the Board of Trustees of, Ellington Credit Company, and as Chairman of Ellington. Mr. Tecotzky, our Co-Chief Investment Officer, also serves as the Co-Chief Investment Officer of Ellington Credit Company, and as Vice Chairman - Co-Head of Credit Strategies of Ellington. Mr. Herlihy, our Chief Financial Officer, also serves as the Chief Operating Officer of Ellington Credit Company, and as a Managing Director of Ellington. Mr. Smernoff, our Chief Accounting Officer, also serves as the Chief Financial Officer of Ellington Credit Company.
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
In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our Manager. While such decisions are subject to the approval of our Board of Directors, some of our directors may not be independent. Because our Manager earns base management fees that are based on the total amount of our equity capital, and earns incentive fees that are based in large part on the total net income that we are able to generate, our Manager may have an incentive to recommend that we issue additional debt or equity securities. See "—General Risk Factors—Future offerings of debt securities, which would rank senior to our common and preferred stock upon our liquidation, and future offerings of equity securities, which could dilute our existing stockholders and, in the case of preferred equity, may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock."
The officers of our Manager and its affiliates devote as much time to us as our Manager deems appropriate; however, these officers may have conflicts in allocating their time and services among us and Ellington and its affiliates' accounts. During times when there are turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager and Ellington employees, other entities that Ellington advises or manages will likewise require greater focus and attention, placing our Manager and Ellington's resources in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed or if Ellington or its affiliates did not act as a manager for other entities.
We, directly or through Ellington, may obtain confidential information about the companies or securities in which we have invested or may invest. If we do possess confidential information about such companies or securities, there may be restrictions on our ability to dispose of, increase the amount of, or otherwise take action with respect to the securities of such companies. Our Manager's and Ellington's management of other accounts could create a conflict of interest to the extent our Manager or Ellington is aware of material non-public information concerning potential investment decisions. For example, an affiliate of Ellington could participate in a loan syndicate or on a loan borrower’s creditors’ committee, thereby becoming privy to material non-public information, and potentially precluding our Manager from entering into a transaction involving a CLO that holds the related loan. We have implemented compliance procedures and practices designed to ensure that investment decisions are not made while in possession of material non-public information. However, there can be no assurance that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our Manager to make potentially profitable investments, which could have an adverse effect on our operations. These limitations imposed by access to confidential information could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
As of December 31, 2024, the Manager Group owned approximately 4.3% of our outstanding common shares and other equity interests convertible into our common shares. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition, or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks, or decrease the returns, of a stockholder's investment.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on December 31, 2025, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of our outstanding common stock, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Directors that the fees payable to our Manager are not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of the fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of the average annual base management fee and the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our Board of Directors in following or declining to follow our Manager's advice or recommendations. Under the terms of the management agreement, our Manager, Ellington, and their affiliates and each of their officers, directors, members, shareholders, managers, investment and risk management committee members, employees, agents, successors and assigns, will not be liable to us for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts or omissions constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. In addition, we will indemnify our Manager, Ellington, and their affiliates and each of their officers, directors, members, shareholders, managers, investment and risk management committee members, employees, agents, successors and assigns, with respect to all liabilities, judgments, costs, charges, losses, expenses, and claims arising from acts or omissions of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties under the management agreement.
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
Furthermore, in the event our Manager or another affiliate of Ellington ceases to act as our manager, or in the event Ellington terminates the license, we will be required to change our name and trademark. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated, and otherwise harm our business. Finally, the license is a domestic license in the United States only and does not give us any right to use the "Ellington" brand, trademark, and logo overseas even though we are using the brand, trademark, and logo overseas. Our use of the "Ellington" brand, trademark, and logo overseas is therefore unlicensed and could expose us to a claim of infringement.
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
Our ability to pay dividends may be impaired if any of the risks described in this Annual Report on Form 10-K, or any of our other periodic or current reports filed with the SEC, were to occur. In addition, payment of dividends depends upon our earnings, liquidity, financial condition, the REIT distribution requirements, our financial covenants, and other factors that our Board of Directors may deem relevant from time to time. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings or other capital will be available to us in an amount sufficient to enable us to make distributions on our shares of common stock or preferred stock, to pay our indebtedness, or to fund other liquidity needs. See “—Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.”
Our Board of Directors will continue to assess our common stock dividend rate and our preferred stock dividend payment schedule on an ongoing basis, as market conditions and our financial position continue to evolve. Our Board of Directors is under no obligation to declare any dividend distribution. There can be no assurance that we will achieve results that will allow us to pay a specified level of dividends or to increase dividends from one period to the next. We have in the past reduced, and may in the future reduce, our dividend rate and/or dividend frequency.
An increase in interest rates may have an adverse effect on the market price of our equity or debt securities and our ability to pay dividends to our stockholders.
One of the factors that investors may consider in deciding whether to buy or sell our common stock is our dividend rate (or expected future dividend rates) as a percentage of our common stock price, relative to prevailing market interest rates. Similarly, investors in our preferred equity securities or our debt securities may consider the dividend rate or yield on such securities relative to prevailing market interest rates. If market interest rates continue to increase, prospective investors in our equity or debt securities may demand a higher dividend rate or yield on our securities or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions can affect the market price of our securities independent of the effects such conditions may have on our portfolio. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common stock could decrease because potential investors may require a higher dividend yield on our common stock as market rates on interest-bearing instruments such as bonds rise. See also “—Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets.”
Preferred stock, unsecured debt, and convertible debt securities could reduce the cash flow available to our common stock, including to fund dividends, and could also cause the net asset value of our common stock to be volatile.
We have issued preferred stock and unsecured debt, and in the future may issue additional preferred equity, unsecured debt, and/or convertible debt. There can be no assurance that such issuances will result in a higher yield or return to the holders of our common stock. If the dividend rate on the preferred stock, or the interest rate on the unsecured debt and/or convertible debt securities, were to exceed the net rate of return on our investment portfolio, the use of these instruments would result in a lower rate of return to the holders of our common stock than if we had not issued the preferred stock, unsecured debt or convertible debt securities, which could reduce the value of the common stock and adversely affect our ability to pay dividends to the holders of our common stock.
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
Our certificate of incorporation and bylaws contain provisions that may have an anti-takeover effect, inhibit a change in our Board of Directors or otherwise discourage or delay acquisitions or proposals for changes that stockholders may otherwise find favorable. These provisions include:
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
•limitations on the ability of stockholders to act by written consent; and
•restrictions imposed by Section 203 of the Delaware General Corporation Law, which limit certain business combinations with "interested stockholders" (generally, holders of 15% or more of our voting stock) for a three-year period, unless specific conditions are met.
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
Our certificate of incorporation provides that (subject to certain exceptions described below) no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8%, in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. Any person who acquires or attempts or intends to acquire beneficial or constructive ownership of shares of our capital stock that will or may violate any of the foregoing restrictions on transferability and ownership will be required to give written notice immediately to us, or in the case of proposed or attempted transactions will be required to give at least 15 days written notice to us, and provide us with such other information as we may request in order to determine the effect of such transfer on our status as a REIT. Any attempt to own or transfer shares of our capital stock in violation of any of the foregoing restrictions may result in the shares being automatically transferred to a charitable trust or, if the transfer to a charitable trust would not be effective, such transfer being treated as invalid from the outset.
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
Additionally, in order for us to maintain our qualification as a REIT, no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts.
The ownership limitation and other restrictions could have the effect of discouraging a takeover or other transaction in which holders of our common shares might receive a premium for their common shares over the then-prevailing market price or which holders might believe to be otherwise in their best interests.
Our rights and the rights of our stockholders to take action against our directors and officers or against our Manager or Ellington are limited, which could limit stockholders' recourse in the event actions are taken that are not in their best interests.
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
In light of the liability limitations contained in our certificate of incorporation and our management agreement with our Manager, as well as our indemnification arrangements with our directors and officers and our Manager, our and our stockholders' rights to take action against our directors, officers, and Manager are limited, which could limit stockholders' recourse in the event actions are taken that are not in their best interests.
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
U.S. Federal Income Tax Risks
An investment in our common or preferred stock has various U.S. federal, state, and local income tax risks.
We strongly urge stockholders to consult their tax advisors concerning the effects of U.S. federal, state, and local income tax law on an investment in our common and preferred stock and on their individual tax situations.
Our failure to maintain our qualification as a REIT would subject us to U.S. federal, state and local income taxes, which could adversely affect the value of our common and preferred stock and would substantially reduce the cash available for distribution to our stockholders.
We elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2019. While we believe that we operated and intend to continue to operate in a manner that will enable us to meet the requirements for taxation as a REIT commencing on January 1, 2019, there can be no assurance that we will remain qualified as a REIT.
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
We also own interests in entities that have elected to be taxed as REITs under the U.S. federal income tax laws (each, a "Subsidiary REIT"). Our Subsidiary REITs are subject to the same REIT qualification requirements that are applicable to us. If a Subsidiary REIT were to fail to maintain its qualification as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset and/or income tests, in which event we also would fail to maintain our qualification as a REIT unless we could avail ourselves of certain relief provisions. While we believe that each Subsidiary REIT has qualified as a REIT under the Code, we have joined the Subsidiary REIT in filing a "protective" TRS election under Section 856(l) of the Code for each taxable year in which we have owned an interest in the Subsidiary REIT. There can be no assurance that such "protective" TRS election would be effective to avoid adverse consequences to us. Moreover, even if the "protective" election were to be effective, the Subsidiary REIT would be subject to regular corporate income tax, dividends we receive from the Subsidiary REIT would not qualify as good income for our REIT 75% gross income test, and there can be no assurance that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs. See "Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax."
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
Complying with REIT requirements may cause us to forgo or liquidate otherwise attractive investments.
To qualify as a REIT, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common shares. In order to meet these tests, we may be required to forgo investments we might otherwise make. Thus, we may choose not to make certain types of investments or pursue certain strategies, which could include certain hedges that would otherwise reduce certain investment risks, or we could make such investments or pursue such strategies in a TRS. Any domestic TRS will be subject to regular U.S. federal, state and local corporate income tax, which may reduce the cash available to be distributed to our stockholders as compared with prior years.
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
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our domestic TRSs will be subject to regular corporate U.S. federal, state and local taxes. One of our domestic TRSs is subject to mark-to-market taxation under Section 475(a) of the Code. If the IRS were to successfully challenge the TRS’s treatment or timing of recognition of its mark-to-market gains or losses or the assets that are not subject to or identified out of mark-to-market treatment, that could increase the taxes payable by the TRS or reduce the TRS’s ability to utilize net operating loss carryforwards. Any of these taxes or limitations would decrease cash available for distributions to stockholders.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income for purposes of the REIT 75% or 95% gross income tests if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. The equity investments we make in loan originators, for example, are generally made in or contributed to TRSs. The surviving entity of the Arlington Merger, which is a wholly-owned subsidiary of the Operating Partnership, is also a TRS. In addition, many of the investments that we made and activities we undertook prior to our REIT election have been contributed to or will be made in one of our TRSs; thus, we hold a significant portion of our assets through, and derive a significant portion of our taxable income and gains in, TRSs. While we intend to manage our affairs so as to satisfy the requirement that no more than 20% of the value of our total assets consists of stock or securities of our TRSs, as well as the requirement that taxable income from our TRSs plus other non-qualifying gross income not exceed 25% of our total gross income, there can be no assurance that we will be able to do so in all market circumstances. Even if we are able to do so, compliance with these rules may reduce our flexibility in operating our business. In addition, the two rules may conflict with each other in that our ability to reduce the value of our TRSs below 20% of our assets by causing a TRS to distribute a dividend to us may be limited by our need to comply with the REIT 75% gross income test, which requires that, in general, 75% of our gross income come from certain real estate-related sources (and TRS dividends are not qualifying income for such test). There can be no assurance that we will be able to comply with either or both of these tests in all market conditions. Our inability to comply with either of these tests could have a material adverse effect on our business, financial condition, liquidity, results of operations, qualification as a REIT and ability to make distributions to our stockholders.
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
The CLO issuers in which we invest will generally operate pursuant to investment guidelines intended to ensure that the CLO is not treated for U.S. federal income tax purposes as engaged in a U.S. trade or business. If a CLO issuer fails to comply with its investment guidelines, or if the Internal Revenue Service otherwise successfully asserts that the CLO should be treated as engaged in a U.S. trade or business, such CLO could be subject to U.S. federal income tax, which could reduce the amount available to distribute to mezzanine debt and equity holders in such CLO, including us.
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
Dividends payable by REITs are generally not eligible for the reduced rates applicable to “qualified dividends” paid by non-REIT corporations. This could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. Changes to the tax laws, with or without retroactive application, could significantly and negatively affect our stockholders or us. Several existing provisions, including certain provisions allowing many taxpayers to deduct 20% of qualified REIT dividends, are scheduled to expire, and it is unclear whether such provisions will be extended or amended. We cannot predict the long-term effect of any future changes on REITs or assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. We and our stockholders and the value of our common stock could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
Our recognition of "phantom" income may reduce a stockholder's after-tax return on an investment in our common stock.
We may recognize phantom income, which is taxable income in excess of our economic income, in the earlier years that we hold certain investments or in the year that we modify certain loan investments, and we may only experience an offsetting excess of economic income over our taxable income in later years, if at all. As a result, stockholders at times may be required to pay U.S. federal income tax on distributions taxable as dividends that economically represent a return of capital rather than a dividend. Taking into account the time value of money, this acceleration or increase of U.S. federal income tax liabilities may reduce the after-tax return on a stockholder's investment to an amount less than the after-tax return on an alternate investment with an identical pre-tax rate of return that did not generate phantom income.
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
General Risk Factors
We, Ellington, or its affiliates may be subject to adverse legislative, regulatory or public policy changes.
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
In addition, political leaders in the U.S. and certain foreign countries have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate certain existing trade agreements with foreign countries. In addition, the U.S. government has recently imposed tariffs on certain foreign goods and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.
Changes in U.S. federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. We cannot predict the ultimate impact of the foregoing on us, our business and investments, or the industries in which we invest generally, and any prolonged uncertainty could also have an adverse impact on us and our investment objectives. Future changes may adversely affect our operating environment, including through increasing competition, and therefore our business, operating costs, financial condition and results of operations. Further, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.
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
While our common stock and preferred stock are listed on the NYSE, such listing does not provide any assurance as to whether or not the market price reflects our actual financial performance, the liquidity of our stock, a holder's ability to sell our stock and/or at what price such holder could sell our stock. Market prices for our common and preferred stock may be volatile and subject to wide fluctuations, including as a result of the trading volume. There can be no assurance that the market price of our common stock or our preferred stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our common stock price, our preferred stock price, or result in fluctuations in the price or trading volume of our common stock and/or our preferred stock include:
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
•adverse changes in global, national, regional and local economic and market conditions, including those relating to pandemics, such as the COVID-19 pandemic, high unemployment, elevated inflation, tariffs, volatile interest rates, volatile and/or elevated credit spreads, concerns regarding a recession, geopolitical conflicts, social unrest, or civil disturbances;
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
We depend upon the availability of adequate funding and capital for our operations. To maintain our status as a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income annually, determined excluding any net capital gains and without regard to the deduction for dividends paid. As a result, we are not able to retain much or any of our earnings for new investments. There can be no assurance that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding and capital on acceptable terms, there may be a negative impact on the value of our shares of common stock and our ability to pay dividends to our stockholders, and stockholders may lose part or all of their investment.
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
The physical impact of climate change could also have a material adverse effect on the properties underlying our investments. Physical effects of climate change such as increases in temperature, sea levels, the severity of weather events and the frequency of natural disasters, such as hurricanes, tropical storms, tornadoes, wildfires, droughts, floods and earthquakes, among other effects, could damage the properties underlying our investments. The costs of remediating or repairing such damage, or of investments made in advance of such weather events to minimize potential damage, could be considerable. Additionally, such actual or threatened climate change related damage could increase the cost of, or make unavailable, insurance on favorable terms on the properties underlying our investments. Such repair, remediation or insurance expenses could reduce the net operating income of the properties underlying our investments which may in turn adversely affect us.
We may experience significant fluctuations in our book value per share and quarterly operating results.
We may experience significant fluctuations in our book value per share from month to month and in our quarterly operating results due to a number of factors, including the timing of distributions to stockholders, fluctuations in the value of our investments, our ability or inability to make investments that meet our investment criteria, the interest and other income earned on our investments, the level of our expenses (including the interest or dividend rate payable on any debt securities or preferred stock that we issue), variations in and the timing of realized and unrealized gains or losses in our portfolio, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, our book value per share and results for any period should not be relied upon as being indicative of our book value per share and/or results in future periods.
We are subject to risks related to corporate social responsibility.
Our business faces public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our reputation if we or affiliates of our Manager are viewed as failing to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Some investors have become more focused on ESG factors in determining whether to invest in companies. However, regional and investor specific sentiment often differ in what constitutes a material positive or negative ESG corporate practice. Our corporate social responsibility practices will not uniformly fit investors’ definitions, particularly across geographies and investor types, of best practices for all ESG considerations. Adverse incidents with respect to ESG activities could impact the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.
There is growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement, and disclosure of ESG factors to enable investors to validate and better understand sustainability claims, including an increased regulatory focus on the accuracy of those claims. As a result, we are subject to evolving rules and regulations promulgated by various governmental and self-regulatory organizations, including the SEC, the NYSE, and the Financial Accounting Standards Board. These rules continue to expand in scope and complexity, with new requirements potentially increasing compliance challenges and uncertainty. If we are perceived as, or accused of, "greenwashing" or overstating the extent of our sustainability-related practices, such allegations could damage our reputation, result in litigation or regulatory actions, and negatively impact our ability to raise capital.
At the same time, so-called “anti-ESG” sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation, or issued related legal opinions. For example, certain states now require that relevant state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors or have enacted "boycott bills." If investors subject to such legislation viewed us, our policies, or our practices, as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us, which could negatively affect our financial performance.
If we fail or are perceived to fail to comply with or meet applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results. Further, our business could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future. Moreover, the requirements of various regulations we may become subject to may not be consistent with each other. There can be no assurance that our current ESG practices will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs.
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
High inflation, whether caused by low unemployment, high corporate demand, supply-chain issues, geopolitical conflicts, quantitative easing, imposition of tariffs by the federal government, or a combination of these or other factors, may undermine the performance of our investments by reducing the value of such investments and/or the income received from such investments. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, significant effects on interest rates and negative effects on economies and financial markets. See also "— Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets.”
In addition, actions that the Federal Reserve and other central banks have taken, and could continue to take in response to changes in inflation, could have an adverse impact on the economy broadly and/or on our financial results specifically. See "—Risks Related To Our Investments and Investment Activities—Certain actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders."

Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.
The use of AI by us and others, and the overall adoption of AI throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our business. There is substantial uncertainty about the extent to which AI will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. These changes could potentially disrupt, among other things, our business model, investment strategies and operational processes. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on AI, to improve their operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.
If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI is incomplete, inadequate or biased in some way, the performance of our business could suffer. In addition, recent technological advances in AI both present opportunities and pose risks to us. Data in technology that uses AI may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our business. The volume and reliance on data and algorithms also make AI more susceptible to cybersecurity threats, including data poisoning and the compromise of underlying models, training data or other intellectual property. The personnel provided to us by our Manager, the personnel of Longbridge and/or our third-party service providers could, without being known to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. This could reduce the effectiveness of AI technologies and adversely impact us and our operations to the extent that we rely on the AI’s work product.
There is also a risk that AI may be misused or misappropriated by our third party service providers. For example, a user may input confidential information, including material non-public information or personally identifiable information, into AI applications, resulting in the information becoming a part of a dataset that is accessible by third-party technology applications and users, including our competitors. Further, we may not be able to control how third-party AI that we choose to use is developed or maintained, or how data we input is used or disclosed. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations or actions or create competitive risk.
In addition, the use of AI by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI. There has been increased scrutiny, including from global regulators, regarding the use of “big data,” diligence of data sets and oversight of data vendors. Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments.
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
Longbridge’s cybersecurity processes and practices are integrated into Longbridge’s operational risk oversight program. In general, Longbridge also seeks to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that Longbridge collects and stores by identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents when they occur. Longbridge had over 400 employees as of December 31, 2024.

Ellington's Risk Management and Strategy
Ellington’s cybersecurity program is focused on the following key areas:
•Governance: As discussed in more detail below under "Governance," our Board of Directors' oversight of cybersecurity risk management is supported by the Audit Committee of our Board of Directors (the "Audit Committee"), which regularly interacts with our management team and other professionals who are responsible for assessing and managing material risks from cybersecurity threats at Ellington.
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
Ellington's technology team assesses the firm’s cybersecurity and infrastructure postures regularly with two separate working groups—one group, meeting weekly, focused on IT implementation and one group, meeting bi-weekly, focused on engineering integration. Both groups include senior members of the technology team. These meetings cover a broad range of topics including implementation planning for the deployment of new hardware and software, patch and vulnerability management, considerations for disaster recovery and business continuity, user access controls, data security and more. In such continued monitoring of its cybersecurity posture, Ellington conducts continuous deprecation of obsolete or unsuitable technology, including legacy hardware and software, has a robust patch and vulnerability management process, and has personnel dedicated to the continued monitoring of new developments in threat actors’ activities in order to take preventative actions.
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
To date, no risks from cybersecurity threats to Ellington have materially affected or are reasonably likely to materially affect the Company. Cyber criminals do, however, target us, Ellington and Ellington’s employees and other third parties. Ongoing or future attacks such as these could have impacts on our or Ellington’s operations. For additional information on these ongoing risks, please refer to "Part 1. Item 1A. Risk Factors—We are highly dependent on Ellington's and Longbridge's information systems and those of third-party service providers, including mortgage servicers, and system failures could significantly disrupt our business, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders." and "—Because we are highly dependent on information systems when sharing information with third party service providers, systems failures, breaches or cyber-attacks could significantly disrupt our business, which could have a material adverse effect on our results of operations and cash flows." While Ellington did experience two business email compromise incidents in recent years, neither had a material impact on our business strategy, results of operations or financial condition.
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
Longbridge's technology team, and its operational risk management group, perform regular assessments of the firm’s cybersecurity and infrastructure posture. These reviews cover a broad range of topics including implementation planning for the deployment of new hardware and software, patch and vulnerability management, considerations for disaster recovery and business continuity, user access controls, data security and Longbridge’s threat monitoring services. In such continued maintenance of its cybersecurity posture, Longbridge conducts continuous deprecation of obsolete or unsuitable technology, including legacy hardware and software, has a robust patch and vulnerability management process, and has an external firm dedicated to the continued monitoring of new developments in threat actors’ activities in order to take preventative actions.
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
To date, no risks from cybersecurity threats from Longbridge have materially affected or are reasonably likely to materially affect our Company. Cyber criminals do, however, target us and Longbridge’s employees and other third parties. Ongoing or future attacks such as these could have impacts on our or Longbridge’s operations. For additional information on these ongoing risks, please refer to “Part 1. Item 1A. Risk Factors—We are highly dependent on Ellington's and Longbridge's information systems and those of third-party service providers, including mortgage servicers, and system failures could significantly disrupt our business, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.” and “—Because we are highly dependent on information systems when sharing information with third party service providers, systems failures, breaches or cyber-attacks could significantly disrupt our business, which could have a material adverse effect on our results of operations and cash flows.”
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
Ellington's cybersecurity team is led by Ellington's Chief Technology Officer (the "CTO"), who is primarily responsible for assessing and managing material risks from cybersecurity threats to Ellington. The CTO has extensive experience in application development, database architecture, systems design, and third-party software integration. During his tenure at Ellington, the CTO led large technical efforts such as the development of Ellington's proprietary internally hosted rapid application system and the overhaul of Ellington’s engineering infrastructure and development services. The CTO works closely with Ellington’s head of Data Platform and Infrastructure (the "DPI Head") to manage Ellington’s infrastructure and cybersecurity posture. During his tenure at Ellington, the DPI Head has led several critical efforts such as the revitalization of Ellington’s hardware, networking and disaster recovery facilities, major improvements to Ellington’s cybersecurity infrastructure, and the development and maintenance of Ellington’s Data Engineering infrastructure. Ellington’s Senior Systems Administrator (the "SSA") works closely with both the CTO and the DPI Head to implement Ellington’s cybersecurity program and infrastructure. The SSA is responsible for all systems and telecommunication design and implementation, with a focus on cybersecurity. The SSA ensures that Ellington's systems are secure and resilient against cyber threats. Prior to joining Ellington in 1997, the SSA was a Senior PC Technical Support at Bear Stearns for seven years. The CTO, after consultation with others, including the DPI Head and the SSA, regularly provides an assessment of Ellington’s cybersecurity posture and reviews Ellington’s information technology roadmap with the Audit Committee. The CTO's reports cover a range of topics including, at various times, a discussion of the primary cybersecurity risks facing Ellington, an overview of Ellington’s cybersecurity program, common attack vectors and types, the primary functions of Ellington’s cybersecurity program, how Ellington’s cybersecurity programs are applied to critical cybersecurity areas, any recent cybersecurity incidents, Ellington’s ongoing focus areas in its cybersecurity program, Ellington’s employee education program, management of patches and system vulnerabilities, various threat detection methods, malicious activity monitoring, any new cybersecurity focus areas for Ellington, a review of Ellington’s key technologies, Ellington’s incident response procedures and Ellington’s backup systems and redundancy and disaster recovery processes.
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
For an overview of our real estate owned (“REO”), see Note 9—Real Estate Owned, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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
Holders of Our Common Stock
Based upon a review of a securities position listing as of the close of business on February 21, 2025, we had an aggregate of 186 holders of record and holders of our common stock who are nominees for an undetermined number of beneficial owners.
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
There can be no assurance that we will pay any future dividends to our stockholders and previously declared dividends are not intended to be indicative of the amount and timing of future dividends, if any. We have in the past reduced, and may in the future reduce, our monthly dividend.
Unregistered Sales of Equity Securities
Pursuant to our 2017 Plan, on December 12, 2024, we granted 48,826 OP LTIP Units to certain of our partially dedicated employees. The OP LTIP Units are subject to forfeiture restrictions that will lapse with respect to 30,443 of the OP LTIP Units on December 12, 2025 and 18,383 of the OP LTIP Units on December 12, 2026.
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
On December 27, 2024, 16,756 unvested OP LTIP Units previously issued on September 11, 2024 were exchanged for shares of restricted common stock on a one-for-one basis. The 16,756 shares of restricted common stock are subject to forfeiture restrictions that will lapse on December 26, 2025.
Issuer Purchases of Equity Securities
We redeemed all 957,133 outstanding shares of our 8.250% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock") on December 13, 2024 (the "Redemption Date"), pursuant to the terms of the Certificate of Designations relating to the Series E Preferred Stock. The Series E Preferred Stock redemption price was $25.540558 per share of Series E Preferred Stock, which was equal to the liquidation preference of $25.00 per share plus $0.540558 per share representing accrued and unpaid dividends to the Redemption Date.

Performance
This performance graph is furnished and shall not be deemed filed with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.
The following graph provides a comparison of the cumulative total return on our common shares to the cumulative total return on the Standard & Poor's 500 Composite Stock Price Index, or the "S&P 500," and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index, or the "FTSE NAREIT MREIT." The comparison is for the period from December 31, 2019 to December 31, 2024, and assumes in each case, a $100 investment on December 31, 2019 and the reinvestment of dividends.

225
200
175
150
125
100
75
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Ellington Financial Inc.
S&P 500
FTSE NAREIT MREIT

The actual cumulative total returns shown on the graph above are as follows:

	December 31,
	2019	2020	2021	2022	2023	2024
Ellington Financial Inc.	$100.00	$90.17	$113.92	$93.05	$109.94	$119.53
S&P 500	100.00	118.39	152.34	124.73	157.48	196.85
FTSE NAREIT MREIT	100.00	81.38	94.05	69.27	79.79	79.96
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
We conduct all of our operations and business activities through the Operating Partnership. As of December 31, 2024, we had an ownership interest of approximately 99.2% in the Operating Partnership. The remaining ownership interest of approximately 0.8% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 30-year history of investing in the Agency and credit markets.
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
We have two reportable segments, the Investment Portfolio Segment and the Longbridge Segment. In our Investment Portfolio Segment, we invest in a diverse array of financial assets, including residential and commercial mortgage loans; residential mortgage-backed securities, or "RMBS," including RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS"; commercial mortgage-backed securities, or "CMBS"; consumer loans and asset-backed securities, or "ABS," including ABS backed by consumer loans; investments referencing mortgage servicing rights on traditional forward mortgage loans, or "Forward MSR-related investments"; collateralized loan obligations, or "CLOs"; non-mortgage- and mortgage-related derivatives; debt and equity investments in loan origination companies; and other strategic investments. We refer to the portion of our investment portfolio excluding Agency RMBS as our credit portfolio.
Our Longbridge Segment is focused on the origination and servicing of, and investment in, reverse mortgage loans, including associated financial assets, financing, hedging, and allocated expenses. Longbridge originates home equity conversion mortgage loans ("HECM loans"), which are insured by the Federal Housing Administration ("FHA"), and non-FHA-insured reverse mortgage loans, which we refer to as "proprietary reverse mortgage loans." HECM loans are generally eligible for securitization into HECM-backed MBS ("HMBS"), which are guaranteed by the Government National Mortgage Association ("GNMA").
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

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs"; and

CMBS and Commercial Mortgage Loans	.	CMBS;
	.	CLOs backed by commercial mortgage loans, or "CRE CLOs"; and
	.	Commercial mortgage loans and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS backed by consumer loans;
	.	ABS backed by Small Business Administration, or "SBA," loans, including IOs backed by SBA loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Corporate CLOs	.	Corporate CLO debt and equity tranches; and
	.	Investments in CLO loan accumulation facilities.

Mortgage-Related Derivatives	.	To-Be-Announced mortgage pass-through certificates, or "TBAs";
	.	Credit default swaps, or "CDS," on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, non-QM, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by mortgages on single-family-rental properties;
	.	RMBS backed by first-lien and second-lien mortgages;
	.	RMBS backed by performing and non-performing mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters;
	.	Collateralized debt obligations, or "CDOs";
	.	RMBS backed by European residential mortgages, or "European RMBS";
	.	Retained tranches from securitizations in which we have participated; and
	.	Credit risk transfer securities, or "CRTs."

Residential Mortgage Loans	.	Non-QM loans;
	.	Residential "transition loans," such as residential bridge loans and residential "fix-and-flip" loans;
	.	Residential non-performing mortgage loans, or "NPLs";
	.	Re-performing loans, or "RPLs," which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount;
	.	Retained tranches from securitizations to which we have contributed assets;
	.	Reverse mortgage loans;
	.	Closed-end second lien mortgage loans; and
	.	Home equity line of credit loans, or "HELOCs."

Asset Class		Principal Assets
(continued)
Strategic Investments in Loan Originators	.	Strategic equity and/or debt investments in loan originators and mortgage-related entities;

Other	.	Mortgage servicing rights, or "MSRs" and MSR-related investments;
	.	Real estate, including commercial and residential real property;
	.	Strategic equity and/or debt investments in entities related to our business;
	.	Corporate debt and equity securities and corporate loans;
	.	Other non-mortgage-related derivatives; and
	.	Confirmation of originator fee certificates.
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
Our commercial mortgage loans may be fixed or floating rate and will generally have maturities ranging from one to ten years. We typically originate and acquire first-lien loans but may also originate and acquire subordinated loans. As of December 31, 2024, all of our commercial mortgage loans were first-lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
Within both our loan origination and acquisition strategies, we often focus on smaller balance loans and/or loan packages that are less-competitively-bid. These loans typically have balances that are less than $30 million, and are secured by real estate and, in some cases, a personal guarantee from the borrower.
Consumer Loans and ABS
We acquire U.S. consumer whole loans and ABS, including ABS backed by U.S. consumer loans. Our U.S. consumer loan portfolio consists of unsecured loans and secured auto loans. We purchase newly originated consumer loans under flow agreements with certain originators and may also purchase seasoned consumer loans in the secondary market, and we continue to evaluate new opportunities.
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
Non-Agency RMBS are generally debt obligations issued by private originators of, or investors in, residential mortgage loans. Non-Agency RMBS generally are issued as CMOs and are backed by pools of whole mortgage loans or by mortgage pass-through certificates. Non-Agency RMBS generally are securitized in senior/subordinated structures, or in excess spread/over-collateralization structures. In senior/subordinated structures, the subordinated tranches generally absorb all losses on the underlying mortgage loans before any losses are borne by the senior tranches. In excess spread/over-collateralization structures, losses are first absorbed by any existing over-collateralization, then borne by subordinated tranches and excess spread, which represents the difference between the interest payments received on the mortgage loans backing the RMBS and the interest due on the RMBS debt tranches, and finally by senior tranches and any remaining excess spread. We also have acquired, and may acquire in the future, both Agency-issued and non-Agency-issued CRTs, which have credit risks similar to those of subordinated RMBS tranches, as well as RMBS backed by non-QM and CES loans, including retained tranches from loan securitizations in which we have participated.
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
We also acquire HELOCs and closed-end second lien loans, which are loans made to homeowners collateralized by the existing equity in their homes. Closed-end second lien loans allow the borrower to take a one-time lump sum and are subordinate to the rights of the first lien mortgage holder as well as other potential senior liens. A HELOC is a line of credit that allows the borrower to draw down on their available line of credit as needed, and is subordinate to the rights of the first lien mortgage holder and to the rights of any other lien-holder on the home.
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
Our credit hedges consist of financial instruments tied to corporate credit, such as CDS on corporate bond indices, short positions in and CDS on corporate bonds, and positions involving exchange traded funds, or "ETFs," of corporate bonds. They also include put contracts on certain equity indices, as well as CDS tied to individual MBS or an index of several MBS, such as CDS on CMBS indices, or "CMBX."
Foreign Currency Hedging
To the extent that we hold instruments denominated in currencies other than U.S. dollars, we may enter into transactions to offset the potential adverse effects of changes in currency exchange rates, subject to maintaining our qualification as a REIT. In particular, we may use currency forward contracts and other currency-related derivatives to mitigate this risk.
Trends and Recent Market Developments
Market Overview
Federal Reserve Policy
•In 2024, the U.S. Federal Reserve maintained its federal funds rate target range of 5.25%–5.50% across its first five meetings. At the September meeting, the Federal Reserve cut rates for the first time in four years, reducing the target range by 50 basis points to 4.75%–5.00%. The Federal Reserve cited a balance in risks to its employment and inflation goals.
•Subsequent meetings in November and December brought additional 25-basis-point cuts, bringing the range to 4.25%–4.50%. However, the December Summary of Economic Projections signaled a slower pace of rate cuts in 2025, with only two 25-basis-point reductions anticipated. Chair Powell noted further progress lowering inflation as a prerequisite for additional cuts.
•In June, the Federal Reserve reduced the pace of its balance sheet contraction by lowering the cap on portfolio runoff of U.S. Treasury securities from $60 billion to $25 billion, while maintaining the $35 billion cap on Agency RMBS.
Interest Rates
•Following sharp declines in the fourth quarter of 2023, interest rates rose in the first quarter of 2024 as expectations for Federal Reserve rate cuts shifted later in the year. The 2-year U.S. Treasury yield increased by 37 basis points to 4.62%, while the 10-year U.S. Treasury yield rose by 32 basis points to 4.20%. Interest rate volatility declined, with the MOVE Index reaching a two-year low by quarter-end.
In the second quarter, interest rates rose in April before declining in May and June, ending slightly higher overall. The 2-year U.S. Treasury yield increased by 13 basis points to 4.75%, and the 10-year U.S. Treasury yield rose by 20 basis points to 4.40%. Volatility spiked in mid-April but fell through the quarter's end.
The third quarter saw significant declines in interest rates, particularly short-term rates. The 10-year U.S. Treasury yield exceeded the 2-year yield for the first time since July 2022. The 2-year yield dropped by 111 basis points to

3.64%, and the 10-year yield fell by 62 basis points to 3.78%. Volatility spiked in early August and September before subsiding.
In the fourth quarter, interest rates reversed course again, with the 2-year U.S. Treasury yield rising 60 basis points to 4.24% and the 10-year U.S. Treasury yield increasing 79 basis points to 4.57%. The MOVE Index peaked ahead of the U.S. presidential election but declined by year-end.
For 2024 as a whole, the 2-year U.S. Treasury yield decreased by 1 basis point, while the 10-year yield rose by 69 basis points.
•Mortgage rates closely tracked long-term interest rate movements. The Freddie Mac survey 30-year mortgage rate rose to 7.22% in May before declining to 6.08% by late September. Mortgage rates spiked again in the fourth quarter, ending the year at 6.85%.
•SOFR rates were stable in the first half of 2024 but fell sharply in the second half, reflecting the Federal Reserve rate cuts. For the full year, one-month SOFR decreased 102 basis points to 4.33%, while three-month SOFR fell 103 basis points to 4.31%. SOFR rates drive many of our financing costs.
Housing and Economic Indicators
•Housing price metrics showed modest gains. The S&P CoreLogic Case-Schiller US National Home Price Index increased by 3.9%, while the National Association of Realtors Housing Affordability Index rose 0.2%.
•The Mortgage Bankers Association's Refinance Index, although still low on an historical basis, rose significantly in the first three quarters of 2024, tripling between the start of the year and September 27th. However, the index declined sharply in the fourth quarter, ending 2024 only slightly higher year-over-year.
•Similarly, mortgage prepayment speeds increased during the year but remained at relatively low levels. Prepayment speeds for Fannie Mae 30-year RMBS started at 4.4 CPR in January 2024 and trended upward for most of the year, reaching a peak of 8.3 CPR in October. Prepayment speeds then declined towards year-end, with Fannie Mae 30-year RMBS registering 6.0 CPR in December.
•U.S. real GDP grew at annualized rates of 1.6% in the first quarter, 3.0% in the second quarter, and 3.1% in the third quarter, with an estimated growth rate of 2.3% in the fourth quarter. Unemployment edged up from 3.8% to 4.1% by year-end.
•Inflation trended lower, with the 12-month percentage change in the Consumer Price Index for All Urban Consumers, not seasonally adjusted, falling from 3.1% in January to a low of 2.4% in September before ending the year at 2.9%.
Fixed Income Performance
•MBS returns were mixed, with the Bloomberg U.S. MBS Index posting a full-year positive return of 1.20% and a positive excess return (on a duration-adjusted basis) of 0.37% relative to the Bloomberg U.S. Treasury Index. The performance of both indices was volatile, particularly in the fourth quarter, when returns were sharply negative overall.
•Corporate bonds fared better. The Bloomberg U.S. Corporate Bond Index returned 2.13% with an excess return of 2.46%, while the Bloomberg High Yield Bond Index posted an 8.19% return and 5.02% excess return. Corporate credit spreads tightened, with the Markit CDX North America Investment Grade and High Yield Indices narrowing by 7 and 45 basis points, respectively.
Leveraged Loans and CLOs
•Including $800 billion in repricings, U.S. leveraged loan issuance reached a record $1.5 trillion in 2024, per PitchBook|LCD. CLO new issue volume also hit a record, exceeding $200 billion, according to BofA Global Research.
•Default rates on U.S. leveraged loans declined in 2024. According to PitchBook|LCD the twelve-month trailing default rate on the Morningstar LSTA Leveraged Loan Index fell to 0.80% as of September 30th, compared to 1.53% at the start of the year. Default rates rose slightly to 0.91% by December 31st, but remained well below the 10-year historical average of 1.62%.
•Additionally, prices on leveraged loans increased, with the Morningstar LSTA US Leveraged Loan Index rising by $1.10 over the year, reaching $97.33 as of December 31st.
•European leveraged loans followed a similar trend, with default rates declining significantly year over year, to 0.42% from 1.62%. Prices increased as well, with the Morningstar LSTA EU Leveraged Loan Index rising by €1.96 to €98.01.

Equity Markets
•U.S. equities posted another strong year in 2024: the Dow Jones rose 12.9%, the S&P 500 gained 23.3%, and the NASDAQ climbed 28.6%. The FTSE 100 and MSCI World Indexes also posted gains of 5.7% and 17.0%, respectively.
•Equity volatility spiked at several points during 2024, with the VIX reaching, in early August, its highest level since October 2020.
Portfolio Overview and Outlook—Investment Portfolio Segment
Investment Portfolio—Credit(1)
The following tables summarize the long investments in our credit portfolio as of December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023(2)
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Dollar Denominated:
CLOs	$61,085	1.3%	$33,920	0.8%
CMBS	39,206	0.8%	45,432	1.1%
Commercial mortgage loans(3)(4)	470,142	10.0%	330,296	7.9%
Consumer loans and ABS backed by consumer loans(5)	87,249	1.9%	83,130	2.0%
Corporate debt and equity and corporate loans	27,598	0.6%	29,720	0.7%
Debt and equity investments in loan origination entities(6)	61,619	1.3%	38,528	0.9%
Forward MSR-related investments	77,848	1.7%	163,336	3.9%
HELOC and CES loans and retained RMBS(5)(7)	432,861	9.2%	—	—%
Non-Agency RMBS	166,587	3.6%	253,522	6.1%
Non-QM loans and retained RMBS(3)(5)(7)	2,007,670	43.0%	2,037,914	48.9%
Other investments(8)(9)	61,508	1.3%	10,314	0.3%
Residential transition loans and other residential mortgage loans(3)	1,127,770	24.1%	1,113,816	26.8%
Non-Dollar Denominated:
CLOs	6,333	0.1%	4,234	0.1%
Corporate debt and equity	181	—%	189	—%
RMBS(10)	14,394	0.3%	19,674	0.5%
Other residential mortgage loans	39,168	0.8%	—	—%
Total Long Credit Portfolio	$4,681,219	100.0%	$4,164,025	100.0%
Adjustments:
Less: Non-retained tranches of consolidated securitization trusts	1,353,055		1,424,804
Plus: Financing underlying Forward MSR-related investments(11)	93,500		13,500
Total adjusted long credit portfolio	$3,421,664		$2,752,721
(1)This information does not include U.S. Treasury securities, securities sold short, or financial derivatives.
(2)Conformed to current period presentation.
(3)Also includes related REO. In accordance with U.S. GAAP, REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
(4)Also includes equity investments in unconsolidated entities holding commercial mortgage loans and REO.
(5)Also includes equity investments in securitization-related vehicles.
(6)Also includes corporate loans to certain loan origination entities in which we hold an equity investment.
(7)Retained RMBS represents RMBS issued by non-consolidated Ellington-sponsored loan securitization trusts, and interests in entities holding such RMBS.
(8)Also includes equity investment in Ellington affiliate.
(9)Includes equity investment in an unconsolidated entity which purchases certain other loans for eventual securitization.
(10)Includes an investment in an unconsolidated entity holding European RMBS.
(11)We participate in the economic returns of a portfolio of forward MSRs under various agreements with a licensed mortgage servicer holding such MSRs. Under such agreements, we can direct the servicer to finance the MSRs and distribute the proceeds of such financings to us. Forward MSR-related investments, at fair value are presented on our Consolidated Balance Sheet net of any such financing; as of December 31, 2024 and 2023, such borrowings were $93.5 million and $13.5 million, respectively.
Our total adjusted long credit portfolio increased by 24% to $3.42 billion as of December 31, 2024, from $2.75 billion as of December 31, 2023. The increase was primarily driven by net purchases of closed-end second lien loans, HELOCs, and commercial mortgage loans. A portion of the increase was offset by a smaller non-QM loan portfolio, driven by paydowns and the impact of three non-QM loan securitizations during the year, and net sales of non-Agency RMBS.

Strong net interest income and net gains from our non-QM loans and retained tranches, non-Agency RMBS, residential NPLs and RPLs, and ABS drove the positive performance of our credit portfolio during the year. We also benefited from mark-to-market gains on our equity investments in the loan originators, driven by strong origination volumes and gain-on-sale margins.
Offsetting a portion of these gains were net losses on our commercial mortgage loans, consumer loans and a related equity investment in a consumer loan originator, forward MSR-related investments, negative operating income on certain non-performing commercial mortgage loans and REO, and net losses on residential REO liquidations. Finally, we had a net loss on the Great Ajax common shares we purchased in connection with the prior year's terminated merger. Note that sector-level performance is inclusive of associated financing costs and hedging gains and losses.
The percentage of delinquent loans in our residential mortgage loan portfolio increased year over year. The percentage of delinquent loans in our commercial mortgage loan portfolio (including loans accounted for as equity method investments) increased in the first three quarters of 2024, but declined during the fourth quarter, leading to a year-over-year decline as well. Both our residential and commercial mortgage loan portfolios continue to experience low levels of realized credit losses and strong overall credit performance, though we continue to work out several non-performing commercial assets.
For the full year, the net interest margin on our credit portfolio, including the effect of actual and accrued periodic payments on interest rate swaps used to hedge the assets, was 2.83%, up from 2.70% for the prior year. The year-over-year increase was driven by higher asset yields, partially offset by a higher cost of funds. We continued to benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate.
Supplemental Credit Portfolio Information:
The following tables provide supplemental information to, and should be read in conjunction with, the notes to our financial statements. See Note 5—Investments in Loans, Note 7—Forward MSR-related Investments, and Note 8—Investments in Unconsolidated Entities, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
The table below details certain information regarding our investments in commercial mortgage loans as of December 31, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans(3)(4)	$674,038	$(8,339)	$665,699	$—	$(12,075)	$653,624	11.36%	10.38%	1.10
(1)Excludes commercial mortgage loans in non-accrual status, with a fair value of $37.6 million.
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
(4)As of December 31, 2024 all of our commercial mortgage loans were first-lien mortgages, the vast majority of which have floating rates, most of which benefit from interest rate floors.
The table(1)(2) below summarizes our interests in commercial mortgage loans by payment status of the loan as of December 31, 2024:

	December 31, 2024
(In thousands)	Unpaid Principal Balance	Fair Value
Performing	$617,561	$616,067
Non-performing	56,477	37,557
Total	$674,038	$653,624
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
(2)As discussed in Note 2 and Note 5 of the Notes to Consolidated Financial Statements, commercial loans that are 90 days or more delinquent are considered non-performing.
Delinquencies in our commercial loan portfolio (including loans accounted for as equity method investments) declined during the fourth quarter, which reversed the increased level of delinquencies during the first three quarters of 2024, and led to a year-over-year decline. As of December 31, 2024, we held two commercial REO properties with a fair value of $17.5 million.

Additionally, as of December 31, 2024, an unconsolidated variable interest entity in which we co-invest with other Ellington affiliates held a commercial multi-family REO property; the fair value of our allocable portion of such REO was approximately $33.6 million.
The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of December 31, 2024:

Property Type(1)	December 31, 2024
Multifamily	63.3%
Hotel	7.6%
Industrial	7.0%
Retail	6.0%
Commercial Mixed Use	6.0%
Office	4.2%
Healthcare	3.2%
Mobile Home Community	1.7%
Self Storage	1.0%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of December 31, 2024:

Property Location by U.S. State(1)	December 31, 2024
Florida	22.0%
New York	13.9%
Illinois	8.6%
Texas	7.0%
New Jersey	6.6%
Connecticut	6.0%
Michigan	5.0%
All other states <5%	30.9%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in residential mortgage loans by loan type, and REO resulting from the foreclosure of residential mortgage loans, as of December 31, 2024:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
North America—United States:
Non-QM loans	$2,128,878	$1,970,111
Residential transition loans	1,059,510	1,053,070
HELOCs and closed-end second lien loans	406,211	425,284
Other residential mortgage loans	51,749	51,901
Europe—United Kingdom:
Other residential mortgage loans	43,007	39,168
Total residential mortgage loans	$3,689,355	$3,539,534
Residential REO(1)		24,509
Total residential mortgage loans and residential REO(1)		$3,564,043
(1)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.

The table below details (in thousands) the underlying reference amounts and components of our Forward MSR-related investments as of December 31, 2024:

Fair Value of Underlying MSR	Financing	Advances Receivable	Cash and Other Net Receivables	Fair Value of Forward MSR-related Investments
$153,715	$(93,500)	$6,886	$10,747	$77,848
The table below provides additional details on the MSRs underlying our Forward MSR-related investments as of December 31, 2024:

			Weighted Average
Holder of Mortgage Loan	Unpaid Principal Balance	Fair Value	Rate	Servicing Fee	Loan Age (Months)	Projected CPR	Market Yield	Multiple
	(In thousands)
Federal National Mortgage Association	$10,761,132	$141,739	3.09%	0.25%	49	5.76%	9.85%	5.26
Federal Home Loan Mortgage Corporation	870,414	11,976	3.71%	0.25%	45	5.73%	9.91%	5.50
Total	$11,631,546	153,715	3.14%	0.25%	49	5.76%	9.86%	5.28
As discussed in Note 16 of the notes to our consolidated financial statements, we, through a wholly-owned trust subsidiary, purchase automobile loans under agreements with a consumer loan originator. We have beneficial interests in the loan cash flows, which are net of servicing-related fees and expenses including a deferred performance-based fee to the consumer loan originator, in which we have a non-controlling equity interest. The total fair value of these investments, which are included in Securities, at fair value on the Consolidated Balance Sheet, was $59.2 million as of December 31, 2024. The table below provides additional information about the automobile loans underlying these participation certificates, which comprise our investments in ABS backed by consumer loans, as of December 31, 2024:

					Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Fair Value	Life (Years)	Delinquency (Days)
Automobile loans underlying ABS backed by consumer loans(1)(2)	$70,682	$(1,749)	$68,933	$59,226	1.6	13
(1)Fair value excludes accrued deferred performance-based fees to loan originator of $33 thousand.
(2)Excludes charged-off consumer loans with an aggregate unpaid principal balance and fair value of $81.8 million and $1.0 million, respectively, for which the Company has determined that it is probable the servicer will be able to collect principal and interest. See Note 5 of the Notes to Consolidated Financial Statements for additional details on charged-off consumer loans.
The following table provides additional details about our investments in unconsolidated entities as of December 31, 2024:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	$33,617
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	16,435
		50,052
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans and REO	102,152
Equity investments in securitization-related risk retention vehicles	Consumer Loans and European RMBS	806
Equity investments in securitization-related risk retention vehicles	Residential Mortgage Loan	14,493
Other	Various	52,575
		170,026
		$220,078

Investment Portfolio—Agency RMBS

	December 31, 2024		December 31, 2023
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$250,376	84.4%	$798,211	93.5%
Floating Rate	—	—%	5,130	0.6%
Reverse Mortgages	33,124	11.2%	37,171	4.4%
IOs	13,217	4.4%	12,712	1.5%
Total Long Agency RMBS	$296,717	100.0%	$853,224	100.0%
Our total long Agency RMBS portfolio decreased by approximately 65% year over year to $296.7 million, driven primarily by net sales, as we rotated investment capital into credit investments and away from Agency RMBS.
In the first quarter, Agency MBS underperformed as expectations for a Federal Reserve rate cut were delayed, pushing interest rates higher and yield spreads wider, especially in February. Spreads recovered in March due to lower volatility and capital inflows, but Agency MBS generated a modestly negative excess return to Treasuries overall for the quarter.
In the second quarter, renewed inflation concerns and a hawkish Fed caused Agency yield spreads to widen in April. However, declining interest rates and volatility in May and June reversed most of the widening, leading to slight underperformance against hedging instruments for the quarter.
The third quarter saw falling interest rates, a steepening yield curve, and tightening Agency yield spreads as markets anticipated Fed rate cuts. In September, the Fed reduced the target range for the federal funds rate by 50 basis points and signaled further cuts, leading Agency RMBS to outperform hedging instruments in the quarter.
In the fourth quarter, rising interest rates and intra-quarter volatility caused Agency RMBS to underperform relative to hedging instruments.
For the year, the Bloomberg Barclays U.S. MBS Index posted a positive return of 1.20% and a positive excess return (on a duration-adjusted basis) of 0.37% relative to the Bloomberg U.S. Treasury Index. Our Agency portfolio generated positive results for the year as well, with net gains on interest rate hedges exceeding net losses on Agency RMBS and negative net interest income.
For the full year, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities and futures. We ended the year with a net short TBA position on a notional basis but a net long TBA position on a duration-weighted basis.
For the full year, the net interest margin on our Agency RMBS, excluding the Catch-up Amortization Adjustment, was 1.84%, up from 1.03% for the prior year. The increase was driven by higher asset yields and a lower cost of funds. As with our credit portfolio, we continued to benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate.
As of December 31, 2024 and 2023, the weighted average net pass-through rate on our fixed-rate specified pools was 4.1% and 3.9%, respectively.
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

The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended December 31, 2024, September 30, 2024, June 30, 2024, March 31, 2024, and December 31, 2023.

	Three-Month Period Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Three-Month Constant Prepayment Rates(1)	7.2	7.5	8.5	5.2	5.7
(1)Excludes Agency fixed-rate RMBS without any prepayment history.
The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2024 and 2023:

		December 31, 2024				December 31, 2023
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon
		(In thousands)				(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50–1.99	$—	$—	—	—%	$7,464	$6,548	38	1.50%
	2.00–2.49	—	—	—	—%	9,784	8,810	35	2.00%
	2.50–2.99	—	—	—	—%	21,397	19,969	40	2.50%
	3.00–3.49	—	—	—	—%	7,230	6,901	73	3.00%
	3.50–3.99	7,173	6,913	94	3.50%	10,437	10,152	86	3.50%
	4.00–4.49	—	—	—	—%	1,446	1,428	102	4.00%
	4.50–4.99	102	102	165	4.50%	229	228	153	4.50%
Total 15-year fixed-rate mortgages		7,275	7,015	95	3.51%	57,987	54,036	53	2.58%
20-year fixed-rate mortgages:
	2.00–2.49	—	—	—	—%	2,094	1,804	37	2.00%
	4.50–4.99	—	—	—	—%	274	274	121	4.50%
Total 20-year fixed-rate mortgages		—	—	—	—%	2,368	2,078	47	2.29%
30-year fixed-rate mortgages:
	2.00–2.49	17,125	13,527	39	2.00%	22,342	18,435	28	2.00%
	2.50–2.99	22,189	18,162	44	2.50%	79,164	68,065	34	2.50%
	3.00–3.49	34,310	29,701	58	3.00%	129,437	116,281	41	3.00%
	3.50–3.99	54,192	48,557	68	3.50%	117,413	109,393	62	3.50%
	4.00–4.49	32,394	29,938	55	4.00%	113,690	109,114	62	4.00%
	4.50–4.99	8,146	7,752	54	4.50%	95,070	93,236	47	4.50%
	5.00–5.49	46,392	45,062	30	5.00%	113,246	112,831	26	5.00%
	5.50–5.99	8,759	8,672	21	5.50%	41,428	41,778	14	5.50%
	6.00–6.49	33,707	34,065	22	6.00%	44,445	45,361	13	6.00%
	6.50–6.99	7,701	7,925	20	6.50%	26,888	27,603	9	6.50%
Total 30-year fixed-rate mortgages		264,915	243,361	45	4.08%	783,123	742,097	41	4.04%
Total fixed-rate Agency RMBS		$272,190	$250,376	47	4.07%	$843,478	$798,211	42	3.93%

Portfolio Overview and Outlook—Longbridge Segment
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
The following table summarizes loan-related assets(1) in the Longbridge segment as of December 31, 2024 and 2023:

(In thousands)	December 31, 2024	December 31, 2023
HMBS assets(2)	$9,245,834	$8,511,682
Less: HMBS liabilities	(9,150,883)	(8,423,235)
HMBS MSR Equivalent	94,951	88,447
Unsecuritized HECM loans(3)	140,709	102,553
Proprietary reverse mortgage loans(4)	728,959	329,575
Reverse MSRs	29,766	29,580
Unsecuritized REO	2,323	2,219
Total	996,708	$552,374
Less: Non-retained tranches of consolidated securitization trusts	576,474	—
Total, excluding non-retained tranches of consolidated securitization trusts	$420,234	$552,374
(1)This information does not include financial derivatives or loan commitments.
(2)Includes HECM loans, REO, and claims or other receivables.
(3)As of December 31, 2024, includes $7.8 million of active HECM Buyout Loans, $11.1 million of inactive HECM Buyout Loans, and $5.0 million of other inactive HECM loans. As of December 31, 2023, includes $6.9 million of assignable HECM Buyout Loans, $10.2 million of non-assignable HECM Buyout Loans, and $4.9 million of other inactive HECM loans.
(4)As of December 31, 2024, includes $606.8 million of securitized proprietary reverse mortgage loans and $15.0 million of cash held in securitization reserve funds.
Our Longbridge segment generated positive results for the year, driven by positive results in originations, net mark-to-market gains on HMBS MSR Equivalent, and net gains on interest rate hedges. In originations, net gains related to proprietary reverse mortgage securitizations, along with improved origination margins and higher volumes in both HECM and proprietary reverse origination, drove results. Tighter HMBS yield spreads drove the net mark-to-market gains on HMBS MSR Equivalent.
Our Longbridge portfolio, excluding non-retained tranches of a consolidated securitization trusts, decreased by 24% year over year to $420.2 million as of December 31, 2024, driven primarily by the completion of three securitizations of proprietary reverse mortgage loans, partially offset by new proprietary reverse mortgage loan originations during the year.
Supplemental Longbridge Information:
The following table summarizes origination volumes by channel for the years ended December 31, 2024 and 2023:

	Year Ended
($ In thousands)	December 31, 2024			December 31, 2023
Channel	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume
Retail	1,861	$300,237	23%	1,519	$218,246	20%
Wholesale and correspondent	5,298	983,831	77%	5,034	881,734	80%
Total	7,159	$1,284,068	100%	6,553	$1,099,980	100%
(1)Represents initial borrowed amounts on reverse mortgage loans.

Corporate/Other
Our results for the year also reflect a net unrealized loss on our unsecured borrowings, at fair value, driven by tighter credit spreads and shortening duration, as well as net losses on the fixed receiver interest rate swaps that we use to hedge the fixed payments on long-term debt and preferred equity, due to rising interest rates.
Financing—Overall
We have various financing arrangements in place as of December 31, 2024, including both secured and unsecured borrowings. We use repos, secured lines of credit, and various other secured borrowings to finance our portfolios, each of which we account for as collateralized borrowings. We have also obtained, through the securitization markets, term financing for non-QM loans, proprietary reverse mortgage loans, closed-end second lien mortgage loans, and consumer loans. Additionally, as an issuer of HMBS, we account for HMBS-related obligations as secured borrowings. Finally, as of December 31, 2024, we had $297.7 million of outstanding Unsecured borrowings including: (i) senior notes of $210.0 million, maturing in April 2027 and bearing an interest rate of 5.875%; (ii) senior notes of $34.9 million, maturing in March 2025 and bearing an interest rate of 6.75%; and (iii) senior notes of $37.8 million, maturing in August 2026 and bearing an interest rate of 6.00% (collectively, the "Senior Notes") as well as $15.0 million of unregistered junior subordinated unsecured debt securities (the "Trust Preferred Debt"). The indentures governing the outstanding Senior Notes contain a number of covenants, including several financial covenants. See Note 14 of the Notes to the Consolidated Financial Statements for additional details on our Unsecured borrowings.
As of December 31, 2024, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet) were $4.8 billion, of which approximately 5.0%, or $238.1 million, related to our Agency RMBS holdings. The remaining outstanding borrowings related to our credit portfolio and Longbridge. Additionally, we had $9.2 billion of HMBS-related obligations.
The following table details our borrowings outstanding and debt-to-equity ratios as of December 31, 2024 and 2023:

	As of
($ in thousands)	December 31, 2024	December 31, 2023
Recourse(1) borrowings:
Repurchase agreements	$2,584,040	$2,967,437
Other secured borrowings	253,300	245,827
Unsecured borrowings, at par	297,681	297,681
Total recourse borrowings	$3,135,021	$3,510,945
Debt-to-equity ratio based on total recourse borrowings(1)	2.0:1	2.3:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities	1.8:1	2.2:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	1.8:1	2.0:1
Non-Recourse(3) Borrowings:
Other Secured Borrowings, at fair value(4)	1,934,309	1,424,668
HMBS-related obligations, at fair value	9,150,883	8,423,235
Total non-recourse borrowings	11,085,192	9,847,903
Total Recourse and Non-Recourse Borrowings	$14,220,213	$13,358,848
Debt-to-equity ratio based on total recourse and non-recourse borrowings	8.9:1	8.7:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities	8.8:1	8.6:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	8.8:1	8.4:1
(1)As of December 31, 2024 and 2023, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 2.1:1 and 2.4:1 as of December 31, 2024 and 2023, respectively.
(2)For unsettled purchases and sales, assumes associated borrowings are subject to haircuts of 5.9% and 5.1% as of December 31, 2024 and 2023, respectively.
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

Our recourse debt-to-equity ratio, excluding U.S. Treasury securities and adjusted for unsettled purchases and sales, decreased to 1.8:1 as of December 31, 2024 as compared to 2.0:1 as of December 31, 2023. The decrease was primarily driven by a decrease in borrowings on our smaller Agency portfolio, higher shareholders' equity, and the impact of several securitizations completed during the year, which converted certain recourse borrowings to non-recourse borrowings. A portion of the decline was offset by an increase in borrowings on our larger credit portfolio. Our overall debt-to-equity ratio, based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales, also increased during the year, to 8.8:1 as of December 31, 2024, as compared to 8.4:1 as of December 31, 2023.
Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
Our secured financing costs include interest expense related to our repo borrowings and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet but exclude HMBS-related obligations). For the year ended December 31, 2024, the average cost of funds on our secured financings increased to 5.65%, as compared to 5.45% for the year ended December 31, 2023 due to increases in interest rates. Our unsecured financing costs consist of interest expense related to our Unsecured borrowings. For the years ended December 31, 2024 and 2023, the average borrowing rate on our unsecured financings was 6.12% and 5.98%, respectively. Our average cost of funds, including both secured and unsecured financings, increased to 5.68% from 5.48% over the same period.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the years ended December 31, 2024, 2023, and 2022, we recognized a Catch-Up Amortization Adjustment of $(0.6) million, $(0.1) million, and $4.1 million, respectively. The Catch-up Amortization Adjustment is reflected as an increase (decrease) to Interest income on the Consolidated Statement of Operations.
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
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements for a description of relevant recent accounting pronouncements, if any.

Financial Condition
The following table summarizes the fair value of our consolidated portfolio of investments(1) as of December 31, 2024 and 2023.

(In thousands)	December 31, 2024	December 31, 2023
Long:
Investment Portfolio:
Credit:
Dollar Denominated:
CLOs(4)	$61,085	$33,920
CMBS	39,206	45,432
Commercial Mortgage Loans(2)(3)	470,142	330,296
Consumer Loans and ABS backed by Consumer Loans(4)	87,249	83,130
Other investments(5)(6)	61,508	10,314
Corporate Debt and Equity and Corporate Loans	27,598	29,720
Debt and Equity Investments in Loan Origination Entities(7)	61,619	38,528
Non-Agency RMBS	166,587	253,522
Non-QM Loans and Retained Non-QM RMBS(2)(8)	2,007,670	2,037,914
Residential Transition Loans and Other Residential Mortgage Loans(2)	1,127,770	1,113,816
Home Equity Line of Credit and Closed-End Second Lien Loans and Retained RMBS(8)	432,861	—
Forward MSR-related Investments	77,848	163,336
Non-Dollar Denominated:
CLO(4)	6,333	4,234
Corporate Debt and Equity	181	189
RMBS(9)	14,394	19,674
Other Residential Mortgage Loans	39,168	—
Agency:
Fixed-Rate Specified Pools	250,376	798,211
Floating-Rate Specified Pools	—	5,130
IOs	13,217	12,712
Reverse Mortgage Pools	33,124	37,171
Government Debt	226,523	165,063
Longbridge:
Reverse Mortgage Loans(2)	10,097,279	8,944,536
Reverse MSRs	29,766	29,580
Total Long	$15,331,504	$14,156,428
Short:
Investment Portfolio:
Government Debt:
Dollar Denominated	(268,123)	(128,113)
Non-Dollar Denominated	(25,451)	(26,190)
Total Short	$(293,574)	$(154,303)
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
(8)Retained RMBS represents RMBS issued by non-consolidated Ellington-sponsored loan securitization trusts, and interest in entities holding such RMBS.
(9)Includes an equity investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of December 31, 2024.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$209	$(31,473)	$(31,264)	$1,822
Total Net Mortgage-Related Derivatives				1,822
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	2,000	(913,305)	(911,305)	(33,349)
Options	1	—	1	3,427
Warrants(3)	102	—	102	9
Total Net Corporate-Related Derivatives				(29,913)
Interest Rate-Related Derivatives:
TBAs	151,156	(164,256)	(13,100)	(36)
Interest Rate Swaps	3,084,335	(4,334,395)	(1,250,060)	140,411
U.S. Treasury Futures(4)	1,900	(107,000)	(105,100)	770
Total Interest Rate-Related Derivatives				141,145
Other Derivatives:
Foreign Currency Forwards(5)	—	(25,988)	(25,988)	317
Total Net Other Derivatives				317
Net Total				$113,371
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 10 of the notes to the consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of December 31, 2024, derivative assets and derivative liabilities were $184.4 million and $(71.0) million, respectively, for a net fair value of $113.4 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of December 31, 2024, a total of 19 long and 821 short U.S. Treasury futures contracts were held.
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
As of December 31, 2024, our Consolidated Balance Sheet reflected total assets of $16.3 billion and total liabilities of $14.7 billion. As of December 31, 2023, our Consolidated Balance Sheet reflected total assets of $15.3 billion and total liabilities of $13.8 billion. Our investments in securities, loans, MSRs, Forward MSR-related investments, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $15.5 billion and $14.3 billion as of December 31, 2024 and December 31, 2023, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $364.6 million and $216.1 million as of December 31, 2024 and 2023, respectively. As of both December 31, 2024 and 2023, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. We primarily use short positions in U.S. Treasury securities and sovereign bonds to hedge the risk of rising interest rates and foreign currency risk.
Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of December 31, 2024 and 2023, we had a net short notional TBA position of $13.1 million and $57.9 million, respectively.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of December 31, 2024 indebtedness outstanding on our repos was approximately $2.6 billion. As of December 31, 2024, our assets financed with repos consisted of Agency RMBS of $249.4 million, credit portfolio assets of $2.7 billion, reverse mortgage loans of $40.3 million, and U.S. Treasury securities of $226.5 million. As of December 31, 2024, outstanding indebtedness under repos was $238.1 million for Agency RMBS, $2.1 billion for credit portfolio assets, $30.4 million of reverse mortgage loans, and $227.3 million for U.S. Treasury securities. As of December 31, 2023 indebtedness outstanding on our repos was approximately $3.0 billion. As of December 31, 2023, our assets financed with repos consisted of Agency RMBS of $1.2 billion, credit portfolio assets of $2.1 billion, reverse mortgage loans of $203.7 million, and U.S. Treasury securities of $154.6 million. As of December 31, 2023, outstanding indebtedness under repos was $1.1 billion for Agency RMBS, $1.6 billion for credit portfolio assets, $150.2 million on reverse mortgage loans, and $155.0 million for U.S. Treasury securities.
In addition to our repos, as of December 31, 2024 we had Total other secured borrowings of $2.2 billion, collateralized by $2.4 billion of residential mortgage loans, European residential mortgage loans, ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs. This compares to Total other secured borrowings of $1.7 billion as of December 31, 2023, used to finance $1.9 billion of non-QM loans, ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs. Additionally, as of December 31, 2024, we had HMBS-related obligations of $9.2 billion collateralized by $9.2 billion of HMBS assets, and as of December 31, 2023, we had HMBS-related obligations of $8.4 billion collateralized by $8.5 billion of HMBS assets, which include HECM loans as well as REO and claims and other receivables. In addition to our secured borrowings, as of both December 31, 2024 and 2023, we had Unsecured borrowings outstanding of $297.7 million.

As of December 31, 2024 and 2023, our debt-to-equity ratio was 8.9:1 and 8.7:1, respectively. Our recourse debt-to-equity ratio was 2.0:1 as of December 31, 2024 as compared to 2.3:1 as of December 31, 2023. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of December 31, 2024, our equity increased by $55.2 million to $1.591 billion from $1.536 billion as of December 31, 2023. The increase principally consisted of net income of $148.1 million; net proceeds from the issuance of common stock of $99.6 million, after commissions and offering costs; and contributions from our non-controlling interests of $13.0 million. These increases were partially offset by common and preferred dividends of $168.6 million, redemptions preferred stock of $23.9 million, distributions to non-controlling interests of $10.8 million, payments of $1.8 million related to the cancellation of employee stock options, purchases of non-controlling interests of $0.7 million, and repurchases of common stock of $0.7 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.570 billion as of December 31, 2024. As of December 31, 2024, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $13.52.
Results of Operations
The following tables summarizes our results of operations by segment (as applicable) for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$358,308	$50,660	$7,047	$416,015
Interest expense	(216,144)	(45,187)	(18,275)	(279,606)
Net interest income	142,164	5,473	(11,228)	136,409
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	33,665	24,794	—	58,459
Realized and unrealized gains (losses) on financial derivatives, net	31,554	15,977	(6,785)	40,746
Realized and unrealized gains (losses) on real estate owned, net	(4,893)	—	—	(4,893)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(39,959)	4,098	—	(35,861)
Unrealized gains (losses) on unsecured borrowings, at fair value	—	—	(9,147)	(9,147)
Net change from HECM reverse mortgage loans, at fair value	—	637,019	—	637,019
Net change related to HMBS obligations, at fair value	—	(545,673)	—	(545,673)
Other, net	8,254	20,334	—	28,588
Total other income (loss)	28,621	156,549	(15,932)	169,238
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	23,460	23,460
Other investment related expenses	15,201	41,863	—	57,064
Other operating expenses	5,523	82,814	20,515	108,852
Total expenses	20,724	124,677	43,975	189,376
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	150,061	37,345	(71,135)	116,271
Income tax expense (benefit)	—	—	612	612
Earnings (losses) from investments in unconsolidated entities	32,445	—	—	32,445
Net Income (Loss)	182,506	37,345	(71,747)	148,104
Net income (loss) attributable to non-controlling interests	1,010	77	1,156	2,243
Dividends on preferred stock	—	—	27,697	27,697
(Gain) loss on redemption of preferred stock	—	—	335	335
Net Income (Loss) Attributable to Common Stockholders	$181,496	$37,268	$(100,935)	$117,829
Net Income (Loss) Per Common Share	$2.09	$0.43	$(1.16)	$1.36
(1)See Note 16 of the notes to the consolidated financial statements for further details on management fee rebates.

	Year Ended December 31, 2023
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total
Interest Income (Expense)
Interest income	$344,575	$18,913	$6,684	$370,172
Interest expense	(223,814)	(25,822)	(12,815)	(262,451)
Net interest income	120,761	(6,909)	(6,131)	107,721
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	57,605	23,348	(3,650)	77,303
Realized and unrealized gains (losses) on financial derivatives, net	3,812	7,623	13,559	24,994
Realized and unrealized gains (losses) on real estate owned, net	(3,052)	—	—	(3,052)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(51,554)	—	—	(51,554)
Unrealized gains (losses) on unsecured borrowings, at fair value	—	—	146	146
Net change from HECM reverse mortgage loans, at fair value	—	503,831	—	503,831
Net change related to HMBS obligations, at fair value	—	(451,598)	—	(451,598)
Bargain purchase gain	—	—	28,175	28,175
Other, net	5,646	35,308	—	40,954
Total other income (loss)	12,457	118,512	38,230	169,199
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	20,419	20,419
Other investment related expenses	9,949	27,275	—	37,224
Other operating expenses	6,238	74,633	49,196	130,067
Total expenses	16,187	101,908	69,615	187,710
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	117,031	9,695	(37,516)	89,210
Income tax expense (benefit)	—	—	457	457
Earnings (losses) from investments in unconsolidated entities	(855)	—	—	(855)
Net Income (Loss)	116,176	9,695	(37,973)	87,898
Net income (loss) attributable to non-controlling interests	3,125	(41)	730	3,814
Dividends on preferred stock	—	—	23,182	23,182
Net Income (Loss) Attributable to Common Stockholders	$113,051	$9,736	$(61,885)	$60,902
Net Income (Loss) Per Common Share	$1.65	$0.14	$(0.90)	$0.89
(1)See Note 16 of the notes to the consolidated financial statements for further details on management fee rebates.
Results of Operations for the Years Ended December 31, 2024 and 2023
Net Income (Loss) Attributable to Common Stockholders
For the year ended December 31, 2024 we had net income (loss) attributable to common stockholders of $117.8 million, compared to $60.9 million for the year ended December 31, 2023. The increase in our results of operations was primarily due to an increase in net interest income along with significant earnings from investments in unconsolidated entities in the current period, as compared to losses from investments in unconsolidated entities in the prior period. These increases were partially offset by an increase in dividends on preferred stock and total expenses.
Interest Income
Interest income was $416.0 million for the year ended December 31, 2024, as compared to $370.2 million for the year ended December 31, 2023. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the year ended December 31, 2024 increased to $358.3 million, as compared to $344.6 million for the year ended December 31, 2023.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the year ended December 31, 2024 and 2023:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2024	$320,584	$4,336,763	7.39%	$22,638	$550,939	4.11%	$343,222	$4,887,702	7.02%
Year ended December 31, 2023	$293,002	$4,187,742	7.00%	$37,008	$1,008,680	3.67%	$330,010	$5,196,422	6.35%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the year ended December 31, 2024, interest income from our credit portfolio was $320.6 million, as compared to $293.0 million for the year ended December 31, 2023. This period-over-period increase was primarily driven by higher average asset yields for the year ended December 31, 2024.
For the year ended December 31, 2024 and 2023, interest income from our Agency RMBS was $22.6 million and $37.0 million, respectively. This period-over-period decrease was due to a significantly smaller Agency portfolio in the current period, partially offset by higher average asset yields for the year ended December 31, 2024.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Amortization Adjustment. For the years ended December 31, 2024 and 2023, we had a negative Catch-up Amortization Adjustment of $(0.6) million and $(0.1) million, respectively, which decreased our interest income. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 4.21% and 7.03%, respectively, for the year ended December 31, 2024. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.68% and 6.35%, respectively, for the year ended December 31, 2023.
In addition, we had $9.6 million and $12.4 million of interest income related to long U.S. Treasury securities and reverse repo on short U.S. Treasury securities for the years ended December 31, 2024 and 2023, respectively, which we generally use to hedge our exposure to changes in interest rates.
Longbridge
For the years ended December 31, 2024 and 2023, interest income from the Longbridge segment was $50.7 million and $18.9 million, respectively. The increase was primarily related to a larger portfolio of proprietary reverse mortgage loans period over period, as well as an increase in interest income related to reverse repo on short positions in U.S. Treasury securities for the year ended December 31, 2024.
Corporate/Other
For the years ended December 31, 2024 and 2023, interest income not allocable to either the investment portfolio segment or the Longbridge segment was $7.0 million and $6.7 million, respectively, primarily related to interest income earned on cash balances and cash collateral held by counterparties.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our unsecured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the years ended December 31, 2024 and 2023, we had total interest expense of $279.6 million and $262.5 million, respectively.
Investment Portfolio
Total interest expense in our investment portfolio segment decreased to $216.1 million for the year ended December 31, 2024, as compared to $223.8 million for the year ended December 31, 2023. The decline in interest expense was primarily the result of a decline in average borrowings on our smaller Agency RMBS portfolio and a decline in interest expense related to our securities sold short. These declines were partially offset by an increase in financing rates and a modest increase in average secured borrowings on our credit assets.

The table below summarizes the components of interest expense in our Investment Portfolio for the years ended December 31, 2024 and 2023.

	Year Ended
(In thousands)	December 31, 2024	December 31, 2023
Repos and Total Other Secured Borrowings	$213,955	$219,260
Securities Sold Short (1)	2,114	4,452
Other	75	102
Total	$216,144	$223,814
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the years ended December 31, 2024 and 2023.

	Year Ended
	December 31, 2024			December 31, 2023
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,279,732	$177,037	5.40%	$3,237,595	$169,711	5.24%
Agency RMBS	447,668	24,574	5.49%	828,664	43,037	5.19%
Subtotal(1)	3,727,400	201,611	5.41%	4,066,259	212,748	5.23%
U.S. Treasury Securities	230,950	12,344	5.34%	126,523	6,512	5.15%
Total	$3,958,350	$213,955	5.41%	$4,192,782	$219,260	5.23%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 4.30% and 3.95% for the years ended December 31, 2024 and 2023, respectively. Excluding the Catch-up Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including actual and accrued periodic payments on interest rate swaps as described above), was 2.73% and 2.40% for the years ended December 31, 2024 and 2023, respectively. These metrics do not include costs associated with any unsecured debt or costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Longbridge
Interest expense in the Longbridge segment primarily relates to Other secured borrowings and repurchase agreements. For the years ended December 31, 2024 and 2023, interest expense in the Longbridge segment was $45.2 million and $25.8 million, respectively. The increase in interest expense in the current period was primarily due to a significant increase in the average size of borrowings, partially offset by a decrease in financing costs.
The table below summarizes the components of interest expense in the Longbridge segment for the years ended December 31, 2024 and 2023.

	Year Ended
(In thousands)	December 31, 2024	December 31, 2023
Repos and Total Other Secured Borrowings	$41,055	$25,822
Securities Sold Short (1)	4,111	—
Other	21	—
Total	$45,187	$25,822
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
For the year ended December 31, 2024, our average borrowings in the Longbridge segment were $555.7 million and our average cost of funds was 7.39%. This compares to average borrowings of $300.2 million and an average cost of funds of 8.59% for the year ended December 31, 2023.

Corporate/Other
Certain items of interest expense are not allocable to either the investment portfolio segment or the Longbridge segment, such as interest expense on our Unsecured borrowings and certain cash collateral held by us. Total interest expense not allocable to either the investment portfolio segment or the Longbridge segment was $18.3 million and $12.8 million for the years ended December 31, 2024 and 2023, respectively. This increase was primarily due to interest expense incurred on unsecured borrowings assumed by us as a result of the completion of the Arlington Merger in the fourth quarter of 2023.
The table below summarizes the components of interest expense not included in either segment for the years ended December 31, 2024 and 2023.

	Year Ended
(In thousands)	December 31, 2024	December 31, 2023
Unsecured borrowings	$18,208	$12,618
Other (1)	67	197
Total	$18,275	$12,815
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
Base Management Fees
Corporate/Other
For the year ended December 31, 2024, the gross base management fee, which is based on total equity at the end of each quarter, was $23.8 million, and our Manager credited us with rebates on our base management fee of $0.3 million, resulting in a net base management fee of $23.5 million. For the year ended December 31, 2023, the gross base management fee was $20.9 million, and our Manager credited us with rebates on our base management fee of $0.5 million, resulting in a net base management fee of $20.4 million. The increase in the net base management fee period over period was due to a larger capital base at the end of each quarter in 2024, as compared to 2023.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the years ended December 31, 2024 and 2023, other investment related expenses were $57.1 million and $37.2 million, respectively.
Investment Portfolio
For the years ended December 31, 2024 and 2023, Other investment related expenses in our investment portfolio segment were $15.2 million and $9.9 million, respectively. The increase in Other investment related expenses was primarily due to an increase in servicing expense on our larger residential mortgage loan portfolio as well as an increase in various legal and due diligence expenses on newly originated loans we purchase.
Longbridge
Other investment related expenses in the Longbridge segment primarily consist of servicing expense related to reverse mortgage loans and various loan origination expenses. For the years ended December 31, 2024 and 2023, Other investment related expenses were $41.9 million and $27.3 million, respectively. The increase in Other investment related expenses in the Longbridge segment was primarily due to debt issuance costs incurred in connection with three securitizations of proprietary reverse mortgage loans in 2024, as well as an increase in servicing and various loan origination expenses resulting from our larger holdings and originations of reverse mortgage loans.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $108.9 million for the year ended December 31, 2024 as compared to $130.1 million for the year ended December 31, 2023.

Investment Portfolio
Other operating expenses in our investment portfolio segment were $5.5 million and $6.2 million for the years ended December 31, 2024 and 2023, respectively. The decrease in other operating expenses for the year ended December 31, 2024 was due to a decrease in compensation and benefits expense.
Longbridge
For the years ended December 31, 2024 and 2023, other operating expenses in the Longbridge segment were $82.8 million and $74.6 million, respectively. These expenses primarily consist of compensation and benefits expense, and consist to a lesser extent of various overhead costs including rent expense, licensing fees, expenses related to office equipment, and amortization of intangible assets. The period-over-period increase was primarily due to an increase in compensation and benefits expenses and technology expenses, which were partially offset by a decline in professional fees.
Corporate/Other
For the years ended December 31, 2024 and 2023, other operating expenses not allocable to either the investment portfolio segment or the Longbridge segment were $20.5 million and $49.2 million, respectively. The period-over-period decrease in other operating expenses was primarily due to a decrease in professional fees and compensation and benefits expense. For the year ended December 31, 2023, professional fees and compensation and benefits expense included merger-related activities, including $17.1 million of compensation/severance costs and $7.5 million of other expenses, primarily professional fees related to the Arlington Merger, and $7.4 million of costs related to the termination of the Great Ajax merger.
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
Investment Portfolio
For the year ended December 31, 2024, other income (loss) was $28.6 million, consisting primarily of net realized and unrealized gains of $33.7 million on our securities and loans, $31.6 million on our financial derivatives, and $8.3 million of Other, net. These gains were partially offset by net unrealized losses of $(40.0) million on our Other secured borrowings, at fair value, and net realized and unrealized losses of $(4.9) million on real estate owned, net. Net realized and unrealized gains of $33.7 million on our securities and loans were primarily on non-Agency RMBS, non-QM loans and retained tranches, and ABS, due primarily to yield spread tightening. These gains were partially offset by net realized and unrealized losses on commercial mortgage loans, residential transition loans, consumer loan, and closed-end second lien mortgage loans, as well as Agency RMBS. Net realized and unrealized gains of $31.6 million on our financial derivatives were primarily related to net realized and unrealized gains on our interest rate swaps and net short TBA positions driven by higher interest rates during much of the year (with the exception of the third quarter, where declining interest rates drove net losses for the period). Other, net of $8.3 million consists primarily of net income and realized and unrealized gains on our Forward MSR-related investments, various origination and loan income, and rental income. We recognized net unrealized losses of $(40.0) million on our Other secured borrowings, at fair value for the year ended December 31, 2024, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized gains of $43.1 million, which are included in Unrealized gains (losses) on securities and loans, net.
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
Longbridge
For the year ended December 31, 2024, other income (loss) from the Longbridge segment was $156.5 million, consisting primarily of gains from Net change from HECM reverse mortgage loans, at fair value of $637.0 million, net gains of $24.8 million on securities and loans, $20.3 million of Other, net, net gains of $16.0 million on financial derivatives, and net gains of $4.1 million on Other secured borrowings, at fair value. These gains were partially offset by Net change related to HMBS obligations, at fair value of $(545.7) million. Net change from HECM reverse mortgage loans at fair value of $637.0 million primarily consisted of $572.7 million of coupon income on HECM loans, as well as net realized and unrealized gains of $84.1 million on HECM loans primarily driven by profitable new originations and tail fundings, as well as tighter yield spreads. Net change related to HMBS obligations, at fair value of $(545.7) million primarily consisted of $(538.2) million of interest expense on the HMBS obligations and net unrealized losses of $(7.5) million on the HMBS obligations, which partially offset the interest income and net realized and unrealized gains on HECM loans. Other, net of $20.3 million is primarily related to $10.1 million of origination fees and $8.5 million of servicing fees. Net gains of $24.8 million on securities and loans were primarily driven by gains related to the securitizations of proprietary reverse mortgage loans, and net gains on interest rate hedges.
For the year ended December 31, 2023, other income (loss) from the Longbridge segment was $118.5 million, consisting primarily of gains from Net change from reverse mortgage loans, at fair value of $503.8 million, other income of $35.3 million, net unrealized gains of $23.3 million on securities and loans, and net realized and unrealized gains of $7.6 million on financial derivatives. These gains were partially offset by Net change related to HMBS obligations, at fair value of $(451.6) million. Gains from Net change from reverse mortgage loans at fair value of $503.8 million consisted of coupon income on HECM loans of $502.4 million and net realized and unrealized gains of $1.4 million on HECM loans. Other income of $35.3 million is primarily related to unrealized gains of $23.9 million on the Reverse MSRs acquired out of a bankruptcy proceeding in July 2023, $8.1 million of origination fees and $5.9 million of servicing fees. The unrealized gains of $23.3 million on securities and loans is primarily related to the mark-to-market gain on proprietary reverse loans driven by tighter yield spreads. Losses from Net change related to HMBS obligations, at fair value of $(451.6) million primarily relate to interest expenses of the HMBS obligation.
Corporate/Other
For the year ended December 31, 2024, other income (loss) was $(15.9) million, consisting primarily of net losses on our Unsecured borrowings, at fair value and on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity. For the year ended December 31, 2023, other income (loss) was $38.2 million, consisting primarily of net realized and unrealized gains on the fixed payer interest rate swaps associated with the then-pending Great Ajax merger and unrealized gains on our Unsecured borrowings, at fair value, partially offset by net realized and unrealized losses on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our Unsecured borrowings and our preferred equity.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $0.6 million for the year ended December 31, 2024, as compared to $0.5 million for the year ended December 31, 2023.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $32.4 million for the year ended December 31, 2024, as compared to $(0.9) million for the year ended December 31, 2023. For the year ended December 31, 2024, Earnings (losses) from investments in unconsolidated entities of $32.4 million primarily consisted of net realized and unrealized gains on investments in loan originators and on investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates, partially offset by net unrealized losses on investments in unconsolidated entities related to risk retention related vehicles related to non-QM loan securitizations.
For the year ended December 31, 2023, Earnings (losses) from investments in unconsolidated entities of $(0.9) million, primarily consisted of unrealized losses on investments in loan originators, partially offset by unrealized gains on investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates, and investments in unconsolidated entities related to risk retention related vehicles related to non-QM loan securitizations.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of
Operations for the Years Ended December 31, 2023 and 2022" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 29, 2024 for details on the Company's results of operations for the years ended December 31, 2023 and 2022.
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

The following table reconciles, for the years ended December 31, 2024 and 2023 our Adjusted Distributable Earnings by segment to the line on our Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Year Ended December 31, 2024				Year Ended December 31, 2023
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Longbridge	Corporate/Other	Total
Net Income (Loss)	$182,506	$37,345	$(71,747)	$148,104	$116,176	$9,695	$(37,973)	$87,898
Income tax expense (benefit)	—	—	612	612	—	—	457	457
Net income (loss) before income tax expense (benefit)	182,506	37,345	(71,135)	148,716	116,176	9,695	(37,516)	88,355
Adjustments:
Realized (gains) losses, net(1)	115,583	—	2,722	118,305	91,605	—	(3,069)	88,536
Unrealized (gains) losses, net(2)	(97,023)	6,484	7,324	(83,215)	(46,280)	—	(15,859)	(62,139)
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(3)	—	(17,515)	—	(17,515)	—	(10,910)	—	(10,910)
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	552	—	—	552	86	—	—	86
Adjustment related to consolidated proprietary reverse mortgage loan securitizations(4)	—	(4,634)	—	(4,634)	—	—	—	—
Non-capitalized transaction costs and other expense adjustments(5)	6,544	5,108	1,300	12,952	2,609	4,237	7,829	14,675
Bargain purchase (gain), net(6)	—	—	—	—	—	—	(3,565)	(3,565)
(Earnings) losses from investments in unconsolidated entities	(32,445)	—	—	(32,445)	855	—	—	855
Adjusted distributable earnings from investments in unconsolidated entities(7)	11,722	—	—	11,722	9,207	—	—	9,207
Total Adjusted Distributable Earnings	$187,439	$26,788	$(59,789)	$154,438	$174,258	$3,022	$(52,180)	$125,100
Dividends on preferred stock	—	—	27,697	27,697	—	—	23,182	23,182
Adjusted Distributable Earnings attributable to non-controlling interests	1,412	50	1,226	2,688	3,308	13	1,149	4,470
Adjusted Distributable Earnings Attributable to Common Stockholders	$186,027	$26,738	$(88,712)	$124,053	$170,950	$3,009	$(76,511)	$97,448
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$2.12	$0.30	$(1.01)	$1.41	$2.52	$0.05	$(1.13)	$1.44
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
(3)Represents net change in fair value of HMBS MSR Equivalent and mortgage servicing rights related to proprietary mortgage loans attributable to changes in market conditions and model assumptions. This adjustment also includes net (gains) losses on certain hedging instruments (including interest rate swaps, futures, and short U.S. Treasury securities), which are components of realized and/or unrealized gains (losses) on financial derivatives, net, realized and/or unrealized gains (losses) on securities and loans, net, interest income, and interest expense on the Consolidated Statement of Operations.
(4)Represents the effect of replacing mortgage loan interest income (net of securitization debt expense) with interest income of the retained tranches.
(5)For the year ended December 31, 2024, includes $7.2 million of non-capitalized transaction costs, $2.1 million of non-cash equity compensation and depreciation expense, $2.0 million of one-time compensation expense related to the cancellation of employee stock options, $0.5 million of merger and other business transition related-expenses, and $1.2 million of various other expenses. For the year ended December 31, 2023, includes $7.4 million related to the Great Ajax merger, which was terminated in October 2023, $3.1 million of professional fees related to the acquisition and integration of Longbridge, $1.7 million of non-capitalized transaction costs, $1.4 million of non-cash equity compensation expense, and $1.1 million of various other expenses.
(6)For the year ended December 31, 2023, represents the reversal of the bargain purchase gain of $28.2 million net of the reversal of expenses related to the Arlington Merger of $24.6 million.
(7)Includes net interest income and operating expenses for certain investments in unconsolidated entities.

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
We held cash and cash equivalents of approximately $192.4 million and $228.9 million as of December 31, 2024 and 2023, respectively.
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	December 31, 2024		December 31, 2023
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$852,062	33.0%	$1,356,343	45.7%
31 - 60 Days	177,469	6.9%	152,220	5.1%
61 - 90 Days	130,048	5.0%	83,906	2.8%
91 - 120 Days	130,829	5.1%	290,215	9.8%
121 - 150 Days	70,078	2.7%	—	—%
151 - 180 Days	35,723	1.4%	7,911	0.3%
181 - 364 Days	985,452	38.1%	1,018,211	34.3%
> 364 Days	202,379	7.8%	58,631	2.0%
	$2,584,040	100.0%	$2,967,437	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2024, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 23.8% with respect to credit portfolio assets, 17.8% with respect to reverse mortgage loans, 5.9% with respect to Agency RMBS assets, and 20.8% overall. As of December 31, 2023, the weighted average contractual haircuts were 26.7% with respect to credit portfolio assets, 21.5% with respect to reverse mortgage loans, 5.1% with respect to Agency RMBS assets, and 18.3% overall.
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

As of December 31, 2024 and 2023, we had $2.6 billion and $3.0 billion of borrowings outstanding under our repos, respectively. As of December 31, 2024, the remaining terms on our repos ranged from 2 days to 563 days, with a weighted average remaining term of 169 days. Our repo borrowings were with a total of 24 counterparties as of December 31, 2024. As of December 31, 2024, our repos had interest rates ranging from 3.65% to 7.96%, with a weighted average borrowing rate of 6.12%. As of December 31, 2023, the remaining terms on our repos ranged from 2 days to 513 days, with a weighted average remaining term of 126 days. Our repo borrowings were with a total of 26 counterparties as of December 31, 2023. As of December 31, 2023, our repos had interest rates ranging from 4.81% to 8.68%, with a weighted average borrowing rate of 6.67%. Investments transferred as collateral under repos had an aggregate fair value of $3.3 billion and $3.7 billion, as of December 31, 2024 and 2023, respectively. It is expected that amounts due upon maturity of our repos will be funded primarily through the roll/re-initiation of repos and, if we are unable or unwilling to roll/re-initiate our repos, through free cash and proceeds from the sale of securities.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2024	$2,584,040	$2,610,301	$2,779,028
September 30, 2024(1)	2,642,052	2,450,025	2,642,052
June 30, 2024(1)	2,301,976	2,289,971	2,371,482
March 31, 2024	2,517,747	2,550,390	2,648,371
December 31, 2023	2,967,437	2,640,625	2,967,437
September 30, 2023	2,573,043	2,605,359	2,707,121
June 30, 2023	2,557,864	2,402,711	2,557,864
March 31, 2023(2)	2,285,898	2,464,050	2,641,488
December 31, 2022	2,609,685	2,859,085	2,915,610
September 30, 2022	2,895,019	2,877,500	2,912,264
June 30, 2022	2,865,222	2,590,120	2,865,222
March 31, 2022	2,717,638	2,533,978	2,717,638
(1)Average borrowings outstanding have been updated in the current period to correct for prior quarter.
(2)During this quarter, our borrowings decreased as the size of our investment portfolio decreased, driven primarily by our participation in a non-QM loan securitization in February 2023.
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including non-QM loans and REO, European residential mortgage loans, commercial mortgage loans, consumer loans and ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs; such transactions are accounted for as secured borrowings. As of December 31, 2024 and 2023, we had outstanding borrowings related to such transactions in the amount of $2.2 billion and $1.7 billion, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Balance Sheet. As of December 31, 2024 and 2023, the fair value of assets collateralizing our Total other secured borrowings was $2.4 billion and $1.9 billion, respectively. Additionally, as of December 31, 2024, as an HMBS issuer, we had HMBS-related obligations of $9.2 billion collateralized by $9.2 billion of HMBS assets and as of December 31, 2023, we had HMBS-related obligations of $8.4 billion collateralized by $8.5 billion of HMBS assets; HMBS assets include HECM loans as well as REO and claims and other receivables. See Note 14 in the notes to our consolidated financial statements for further information on our other secured borrowings and HMBS-related obligations.
As of December 31, 2024 and 2023, we had $297.7 million of outstanding unsecured borrowings. As of both December 31, 2024 and 2023, our outstanding unsecured borrowings were comprised of $210.0 million of 5.875% Senior Notes due April 2027, $34.9 million of 6.75% Senior Notes due March 2025, $37.8 million of 6.00% Senior Notes due August 2026, and $15.0 million of unregistered junior subordinated unsecured debt securities, the "Trust Preferred Debt." The Trust Preferred Debt includes $10.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 3.26% and which matures on October 7, 2033, and $5.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 2.51% and which matures on July 7, 2035. See Note 14 in the notes to our consolidated financial statements for further detail on our unsecured borrowings.

As of December 31, 2024, we had an aggregate amount at risk under our repos with 23 counterparties of approximately $687.6 million, and as of December 31, 2023, we had an aggregate amount at risk under our repos with 27 counterparties of approximately $705.4 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of December 31, 2024 and 2023, does not include approximately $3.2 million and $(0.6) million, respectively, of net accrued interest receivable (payable), which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of December 31, 2024, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with seven counterparties of approximately $9.4 million. We also had $57.6 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2023, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with nine counterparties of approximately $8.7 million. We also had $56.9 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2024, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.3 million. As of December 31, 2023, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $12.9 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We previously commenced an "at-the-market" offering for shares of our common stock by entering into equity distribution agreements dated as of August 6, 2021 and amended on January 24, 2023 and November 13, 2023, with sales agents (the "2021 Common ATM Program"). For the year ended December 31, 2024, we issued 7,715,891 shares of common stock under the 2021 Common ATM Program, which provided $99.6 million of net proceeds after approximately $0.8 million of commissions and $0.6 million of offering costs. For the year ended December 31, 2023, we issued 9,140,986 shares of common stock under the 2021 Common ATM Program, which provided $122.1 million of net proceeds after approximately $1.1 million of commissions and $0.3 million of offering costs. On September 30, 2024, we commenced a new "at-the-market" offering (the "2024 Common ATM Program") by entering into new equity distribution agreements with sales agents under which we are authorized to offer and sell up to $300.0 million shares of common stock from time to time. As of December 31, 2024, we had remaining authorization under the 2024 Common ATM Program to issue $300.0 million of common stock.
We have commenced an "at-the-market" offering for our Series A Preferred Stock and Series B Preferred Stock, or the "Preferred ATM Program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") and/or 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") from time to time. As of December 31, 2024, we had remaining authorization under the Preferred ATM Program to issue $99.5 million of preferred stock. We did not issue any preferred stock under the Preferred ATM Program during the years ended December 31, 2024 and 2023.

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
In accordance with the terms of the Arlington Merger Agreement, on the closing date of the Arlington Merger, each outstanding share of Arlington's Class A common stock, par value $0.01 per share (other than shares held by us, EF Merger Sub Inc. or any of our wholly-owned subsidiaries, EF Merger Sub Inc. or Arlington) was automatically converted into the right to receive 0.3619 newly issued shares of common stock. In connection with the transactions completed pursuant to the Arlington Merger Agreement, 11,040,704 shares of our common stock were issued. In addition, in accordance with the terms of the Arlington Merger Agreement (i) each of the 379,668 outstanding shares of Arlington’s 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock, $0.01 par value per share, was automatically converted into the right to receive one newly issued share of our 7.000% Series D Preferred Stock, $0.001 par value per share ("Series D Preferred Stock"); and (ii) each of the 957,133 outstanding shares of Arlington’s 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, was automatically converted into the right to receive one newly issued share of our 8.250% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series E Preferred Stock"). The Series E Preferred Stock became redeemable by the Company on March 30, 2024 and was fully redeemed on December 13, 2024.
Our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $50 million of common stock, or the "Common Share Repurchase Program." The Common Share Repurchase Program is open-ended in duration and allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. During the year ended December 31, 2024, we repurchased 62,300 shares of common stock at an average price per share of $11.00 and a total cost of $0.7 million. During the year ended December 31, 2023, we repurchased 1,084,336 shares of common stock at an average price per share of $11.39 and a total cost of $12.4 million. As of December 31, 2024, we have authorization to repurchase an additional $45.1 million of common stock under the Common Share Repurchase Program.
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

The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the consolidated financial statements) for the years ended December 31, 2024 and 2023:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
2024:
December 6, 2024	$0.13	$11,904	December 31, 2024	January 27, 2025
November 7, 2024	0.13	11,898	November 29, 2024	December 26, 2024
October 7, 2024	0.13	11,898	October 31, 2024	November 25, 2024
September 9, 2024	0.13	11,898	September 30, 2024	October 25, 2024
August 7, 2024	0.13	11,488	August 30, 2024	September 25, 2024
July 8, 2024	0.13	11,410	July 31, 2024	August 26, 2024
June 10, 2024	0.13	11,164	June 28, 2024	July 25, 2024
May 7, 2024	0.13	11,164	May 31, 2024	June 25, 2024
April 8, 2024	0.13	11,164	April 30, 2024	May 28, 2024
March 7, 2024	0.13	11,166	March 29, 2024	April 25, 2024
February 7, 2024	0.15	12,885	February 29, 2024	March 25, 2024
January 8, 2024	0.15	12,885	January 31, 2024	February 26, 2024
2023:
December 15, 2023	$0.09	$7,542	December 29, 2023	January 25, 2024
November 29, 2023	0.06	4,264	December 8, 2023	December 13, 2023
November 7, 2023	0.15	10,431	November 30, 2023	December 26, 2023
October 6, 2023	0.15	10,356	October 31, 2023	November 27, 2023
September 7, 2023	0.15	10,356	September 29, 2023	October 25, 2023
August 7, 2023	0.15	10,325	August 31, 2023	September 25, 2023
July 10, 2023	0.15	10,311	July 31, 2023	August 25, 2023
June 7, 2023	0.15	10,197	June 30, 2023	July 25, 2023
May 8, 2023	0.15	10,197	May 31, 2023	June 26, 2023
April 10, 2023	0.15	10,197	April 28, 2023	May 25, 2023
March 7, 2023	0.15	10,200	March 31, 2023	April 25, 2023
February 7, 2023	0.15	10,359	February 28, 2023	March 27, 2023
January 9, 2023	0.15	10,105	January 31, 2023	February 27, 2023
On January 8, 2025, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on February 25, 2025 to stockholders of record as of January 31, 2025. On February 10, 2025, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on March 25, 2025 to stockholders of record as of February 28, 2025.

The following table sets forth the dividend distributions authorized by the Board of Directors during the years ended December 31, 2024 and 2023 and payable to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
December 6, 2024	$0.6418780	$2,668	December 31, 2024	January 30, 2025
September 9, 2024	0.4218750	1,941	September 30, 2024	October 30, 2024
June 10, 2024	0.4218750	1,941	June 28, 2024	July 30, 2024
March 7, 2024	0.4218750	1,941	March 29, 2024	April 30, 2024
December 15, 2023	0.4218750	1,941	December 29, 2023	January 30, 2024
September 7, 2023	0.4218750	1,941	September 29, 2023	October 30, 2023
June 7, 2023	0.4218750	1,941	June 30, 2023	July 31, 2023
March 7, 2023	0.4218750	1,941	March 31, 2023	May 1, 2023
Series B Preferred Stock:
December 6, 2024	0.3906250	1,883	December 31, 2024	January 30, 2025
September 9, 2024	0.3906250	1,883	September 30, 2024	October 30, 2024
June 10, 2024	0.3906250	1,883	June 28, 2024	July 30, 2024
March 7, 2024	0.3906250	1,883	March 29, 2024	April 30, 2024
December 15, 2023	0.3906250	1,883	December 29, 2023	January 30, 2024
September 7, 2023	0.3906250	1,883	September 29, 2023	October 30, 2023
June 7, 2023	0.3906250	1,883	June 30, 2023	July 31, 2023
March 7, 2023	0.3906250	1,883	March 31, 2023	May 1, 2023
Series C Preferred Stock:
December 6, 2024	0.5390625	2,156	December 31, 2024	January 30, 2025
September 9, 2024	0.5390625	2,156	September 30, 2024	October 30, 2024
June 10, 2024	0.5390625	2,156	June 28, 2024	July 30, 2024
March 7, 2024	0.5390625	2,156	March 29, 2024	April 30, 2024
December 15, 2023	0.5390625	2,156	December 29, 2023	January 30, 2024
September 7, 2023	0.5390625	2,156	September 29, 2023	October 30, 2023
June 7, 2023	0.5390625	2,156	June 30, 2023	July 31, 2023
March 7, 2023	0.5031300	2,013	March 31, 2023	May 1, 2023
Series D Preferred Stock:
December 6, 2024	0.4375000	166	December 20, 2024	December 30, 2024
September 9, 2024	0.4375000	166	September 20, 2024	September 30, 2024
June 10, 2024	0.4375000	166	June 20, 2024	July 1, 2024
March 7, 2024	0.4375000	166	March 20, 2024	April 1, 2024
December 15, 2023	0.4375000	166	December 20, 2023	January 2, 2024
Series E Preferred Stock:
December 31, 2024(1)	0.5405580	517	n/a	December 13, 2024
September 9, 2024	0.7187630	688	September 20, 2024	September 30, 2024
June 10, 2024	0.7170790	686	June 20, 2024	July 1, 2024
March 7, 2024	0.5156250	494	March 20, 2024	April 1, 2024
December 15, 2023	0.5156250	494	December 20, 2023	January 2, 2024
(1)Declared and paid through redemption date of December 13, 2024.
At those times when cash flows from the Company’s operating activities are insufficient to fund its dividend payments, the Company funds such dividend payments through cash flows from its investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize the Company’s cash flows for the years ended December 31, 2024 and 2023.
For the year ended December 31, 2024, our operating activities used net cash in the amount of $430.5 million and our investing activities used net cash in the amount of $728.3 million. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $669.8 million. We received $2.04 billion in proceeds from the issuance of Total other secured borrowings, and we used $1.92 billion for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $374.5 million during the year ended December 31, 2024. We received proceeds from HMBS-related obligations of $1.45 billion and used $1.00 billion for principal payments on HMBS-related obligations. We received proceeds from the issuance of common stock, net of underwriters' discounts, commissions, and offering costs paid, of $99.3 million and contributions from non-controlling interests of $12.9 million. We used $163.5 million to pay dividends, $10.8 million for distributions to non-controlling interests (our joint venture partners), $23.9 million to redeem preferred stock, $3.6 million related to the cancellation of employee stock options, $0.7 million to repurchase common stock, and $0.7 million to purchase non-controlling interests. As a result there was an decrease in our cash holdings of $21.6 million, from $230.5 million as of December 31, 2023 to $208.9 million as of December 31, 2024.
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
Off-Balance Sheet Arrangements
As of December 31, 2024, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
Longbridge has a fiduciary responsibility related to escrow balances held in trust for borrowers' draws and other custodial funds due to servicing customers; as of December 31, 2024 the amount held in such accounts was $92.6 million. These funds, which do not represent assets or liabilities of the Company are maintained in segregated accounts at Longbridge, and accordingly, are not reflected on the Consolidated Balance Sheet.
At December 31, 2024, we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at December 31, 2024 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, inflation, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates. Whenever one of our repo borrowings matures, it will generally be replaced with a new repo borrowing based on market interest rates prevailing at such time. Subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar futures, U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to mitigate the interest rate risk arising from the mismatch between the duration of our financed assets and the duration of the liabilities used to finance such assets.
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of December 31, 2024, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$6,761	0.43%	$13,035	0.82%	$(7,247)	(0.46)%	$(14,982)	(0.94)%
Long TBAs	6,312	0.40%	11,937	0.75%	(6,998)	(0.44)%	(14,682)	(0.92)%
Short TBAs	(6,510)	(0.41)%	(12,132)	(0.76)%	7,395	0.46%	15,677	0.98%
Non-Agency RMBS, CMBS, ABS, Loans, and MSRs	26,121	1.64%	45,951	2.89%	(32,410)	(2.04)%	(71,107)	(4.47)%
U.S. Treasury Securities and Interest Rate Swaps, Options, and Futures	(27,794)	(1.75)%	(56,408)	(3.55)%	26,975	1.70%	53,130	3.34%
Corporate Securities and Other	154	0.01%	280	0.02%	(183)	(0.01)%	(395)	(0.02)%
Repurchase Agreements, Reverse Repurchase Agreements, and Unsecured Borrowings	(2,828)	(0.18)%	(5,681)	(0.36)%	2,803	0.18%	5,581	0.35%
Total	$2,216	0.14%	$(3,018)	(0.19)%	$(9,665)	(0.61)%	$(26,778)	(1.68)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our December 31, 2024 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.
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
Additionally, as a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore may require us to utilize debt or equity capital to finance our business and, therefore, we are exposed to risks related to the capital markets, and our related ability to raise capital through the issuance of our common stock, preferred stock or other equity or debt instruments. We seek to mitigate these risks by monitoring the capital markets to inform our decisions on the amount, timing, and terms of capital we raise.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ellington Financial Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ellington Financial Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of mortgage loans on real estate as of December 31, 2024 and for each of the three years in the period ended December 31, 2024 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Certain Investments in Securities, Loans, Unconsolidated Entities, Mortgage Servicing Rights, and Forward MSR-related Investments
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s securities, at fair value, loans, at fair value, investments in unconsolidated entities, at fair value, mortgage servicing rights, at fair value, and forward MSR-related investments, at fair value were $962.3 million, $14.0 billion, $220.1 million, $29.8 million, and $77.8 million, respectively, as of December 31, 2024. As disclosed by management, the Company elected the fair value option for those of its assets for which such election is permitted, including its securities, at fair value, loans, at fair value, investments in unconsolidated entities, at fair value, mortgage servicing rights, at fair value, and forward MSR-related investments, at fair value. For financial instruments that are traded in an “active market”, the best measure of fair value is the quoted market price. Management generally used third-party valuations when available. If third-party valuations are not available, management used other valuation techniques, such as the discounted cash flow methodology. Management’s estimate of fair value may be based on several assumptions, including but not limited to, management’s estimates of non binding third-party valuations, yields, projected collateral prepayments, projected collateral losses, projected collateral recoveries, recovery amounts, conditional prepayment rates, and months to resolution, as applicable. For certain investments in unconsolidated entities, at fair value, equity price-to-book and net asset value assumptions are also considered. Fair value measurements are impacted by the interrelationships of these assumptions, as applicable.
The principal considerations for our determination that performing procedures relating to the valuation of certain investments in securities, loans, unconsolidated entities, mortgage servicing rights and forward MSR-related investments is a critical audit matter are (i) the significant judgment by management in determining the fair value estimate of these investments; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the valuation of these investments and the interrelated assumptions related to yields, projected collateral prepayments, projected collateral losses, projected collateral recoveries, recovery amounts, conditional prepayment rates, months to resolution, and equity price-to-book, as applicable; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of certain investments in securities, loans, unconsolidated entities, mortgage servicing rights, and forward MSR-related investments including controls over management’s comparison of internally developed fair values to fair values obtained from third-party pricing providers. These procedures also included, among others, for a sample of certain investments (i) testing the completeness and accuracy of data provided by management; (ii) comparing management’s estimate of fair value to independent sources, where available; and where independent sources were not available (iii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of fair values by independently developing assumptions related to yields, projected collateral prepayments, projected collateral losses, projected collateral recoveries, recovery amounts, conditional prepayment rates, months to resolution, and equity price-to-book, as applicable, and comparing the independently developed range of fair values to management’s estimate to evaluate the reasonableness of management’s estimate.

/s/PricewaterhouseCoopers LLP
New York, New York
March 3, 2025

We have served as the Company’s auditor since 2007.

ELLINGTON FINANCIAL INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$192,387	$228,927
Restricted cash(1)	16,561	1,618
Securities, at fair value(1)(2)	962,254	1,518,377
Loans, at fair value(1)(2)	13,999,572	12,306,636
Loan commitments, at fair value	6,692	2,584
Forward MSR-related investments, at fair value(1)	77,848	163,336
Mortgage servicing rights, at fair value	29,766	29,580
Investments in unconsolidated entities, at fair value(1)	220,078	116,414
Real estate owned(1)(2)	46,661	22,085
Financial derivatives—assets, at fair value	184,395	143,996
Reverse repurchase agreements	336,743	173,145
Due from brokers	22,186	51,884
Investment related receivables(1)	189,081	480,249
Other assets(1)	32,804	77,099
Total Assets	$16,317,028	$15,315,930
Liabilities
Securities sold short, at fair value	$293,574	$154,303
Repurchase agreements(1)	2,584,040	2,967,437
Financial derivatives—liabilities, at fair value	71,024	61,776
Due to brokers	55,429	62,442
Investment related payables	22,714	37,403
Other secured borrowings(1)	253,300	245,827
Other secured borrowings, at fair value(1)	1,934,309	1,424,668
HMBS-related obligations, at fair value	9,150,883	8,423,235
Unsecured borrowings, at fair value	281,912	272,765
Base management fee payable to affiliate	5,888	5,660
Dividends payable	16,611	11,528
Interest payable(1)	17,956	22,933
Accrued expenses and other liabilities(1)	38,566	90,341
Total Liabilities	14,726,206	13,780,318
Commitments and contingencies (Note 24)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 13,800,089 and 14,757,222 shares issued and outstanding, and $345,002 and $368,931 aggregate liquidation preference, respectively	331,958	355,551
Common stock, par value $0.001 per share, 300,000,000 and 200,000,000 shares authorized, respectively; 90,678,492 and 83,000,488 shares issued and outstanding, respectively	91	83
Additional paid-in-capital	1,613,540	1,514,797
Retained earnings (accumulated deficit)	(375,113)	(353,360)
Total Stockholders' Equity	1,570,476	1,517,071
Non-controlling interests(1)	20,346	18,541
Total Equity	1,590,822	1,535,612
Total Liabilities and Equity	$16,317,028	$15,315,930
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
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
(In thousands, except per share amounts)
Net Interest Income
Interest income	$416,015	$370,172	$282,218
Interest expense	(279,606)	(262,451)	(141,777)
Total net interest income	136,409	107,721	140,441
Other Income (Loss)
Realized gains (losses) on securities and loans, net	(50,983)	(93,993)	(105,449)
Realized gains (losses) on financial derivatives, net	(16,193)	40,054	120,489
Realized gains (losses) on real estate owned, net	(5,525)	(5,229)	490
Unrealized gains (losses) on securities and loans, net	109,442	171,296	(475,807)
Unrealized gains (losses) on financial derivatives, net	56,939	(15,060)	53,891
Unrealized gains (losses) on real estate owned, net	632	2,177	(485)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(35,861)	(51,554)	258,140
Unrealized gains (losses) on unsecured borrowings, at fair value, net	(9,147)	146	18,165
Net change from HECM reverse mortgage loans, at fair value	637,019	503,831	199,189
Net change related to HMBS obligations, at fair value	(545,673)	(451,598)	(162,381)
Bargain purchase gain	—	28,175	7,932
Other, net	28,588	40,954	5,379
Total other income (loss)	169,238	169,199	(80,447)
Expenses
Base management fee to affiliate (Net of fee rebates of $297, $473, and $1,612, respectively)(1)	23,460	20,419	16,847
Investment related expenses:
Servicing expense	24,180	20,364	8,123
Debt issuance costs related to Other secured borrowings, at fair value	7,314	—	6,291
Debt issuance costs related to Unsecured borrowings, at fair value	—	—	3,615
Other	25,570	16,860	12,920
Professional fees	11,250	21,164	6,378
Compensation and benefits	68,731	78,434	21,094
Other expenses	28,871	30,469	9,697
Total expenses	189,376	187,710	84,965
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	116,271	89,210	(24,971)
Income tax expense (benefit)	612	457	(17,716)
Earnings (losses) from investments in unconsolidated entities	32,445	(855)	(63,614)
Net Income (Loss)	148,104	87,898	(70,869)
Net income (loss) attributable to non-controlling interests	2,243	3,814	(822)
Dividends on preferred stock	27,697	23,182	15,292
(Gain) loss on redemption of preferred stock	335	—	—
Net Income (Loss) Attributable to Common Stockholders	$117,829	$60,902	$(85,339)
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$1.36	$0.89	$(1.43)
(1)See Note 16 for further details on management fee rebates.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2021	$226,939	57,458,169	$58	$1,161,603	$(97,279)	$1,291,321	$32,235	$1,323,556
Net income (loss)					(70,047)	(70,047)	(822)	(70,869)
Net proceeds from the issuance of common stock(1)		6,459,070	6	99,145		99,151		99,151
Net proceeds from the issuance of preferred stock(1)	493					493		493
Shares of common stock issued in connection with incentive fee payment		19,094	—	325		325		325
Contributions from non-controlling interests							13,315	13,315
Common dividends					(108,263)	(108,263)	(1,378)	(109,641)
Preferred dividends					(15,292)	(15,292)		(15,292)
Distributions to non-controlling interests							(19,897)	(19,897)
Conversion of non-controlling interest units to shares of common stock		4,066	—	66		66	(66)	—
Adjustment to non-controlling interests		—	—	(1,514)		(1,514)	1,514	—
Repurchase of shares of common stock		(128,184)	—	(1,659)		(1,659)	—	(1,659)
Share-based long term incentive plan unit awards				1,386		1,386	18	1,404
BALANCE, December 31, 2022	227,432	63,812,215	64	1,259,352	(290,881)	1,195,967	24,919	1,220,886
Net income (loss)					84,084	84,084	3,814	87,898
Net proceeds from the issuance of common stock(1)(2)		20,181,690	20	266,013		266,033		266,033
Net proceeds from the issuance of preferred stock(1)(2)	128,119					128,119		128,119
Contributions from non-controlling interests							6,986	6,986
Common dividends					(123,381)	(123,381)	(1,458)	(124,839)
Preferred dividends					(23,182)	(23,182)		(23,182)
Distributions to non-controlling interests							(15,194)	(15,194)
Conversion of non-controlling interest units to shares of common stock		90,919	—	1,295		1,295	(1,295)	—
Adjustment to non-controlling interests				(754)		(754)	754	—
Repurchase of shares of common stock		(1,084,336)	(1)	(12,351)		(12,352)		(12,352)
Share-based long term incentive plan unit awards				1,242		1,242	15	1,257
BALANCE, December 31, 2023	$355,551	83,000,488	$83	$1,514,797	$(353,360)	$1,517,071	$18,541	$1,535,612

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2023	$355,551	83,000,488	$83	$1,514,797	$(353,360)	$1,517,071	$18,541	$1,535,612
Net income (loss)					145,861	145,861	2,243	148,104
Net proceeds from the issuance of common stock(1)		7,715,891	8	99,582	—	99,590	—	99,590
Contributions from non-controlling interests							12,991	12,991
Common dividends					(139,582)	(139,582)	(1,342)	(140,924)
Preferred dividends					(27,697)	(27,697)		(27,697)
Cancellation of employee stock options(3)					—	—	(1,799)	(1,799)
Purchase of non-controlling interests(3)					—	—	(729)	(729)
Distributions to non-controlling interests							(10,828)	(10,828)
Conversion of non-controlling interest units to shares of common stock		24,413	—	334		334	(334)	—
Adjustment to non-controlling interests				(1,592)		(1,592)	1,592	—
Repurchase of shares of common stock		(62,300)	—	(685)		(685)		(685)
Redemption of shares of preferred stock	(23,593)				(335)	(23,928)		(23,928)
Share-based long term incentive plan unit awards		—	—	1,104		1,104	11	1,115
BALANCE, December 31, 2024	$331,958	90,678,492	$91	$1,613,540	$(375,113)	$1,570,476	$20,346	$1,590,822
(1)Net of discounts and commissions and offering costs.
(2)Includes issuance of stock to shareholders of Arlington Asset Investment Corp., resulting from a business combination. See Note 25, Business Combinations, for additional details.
(3)See Note 18—Non-Controlling Interests in Longbridge for additional details.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net income (loss)	$148,104	$87,898	$(70,869)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts, net	(4,156)	13,249	25,066
Realized (gains) losses on securities and loans, net	50,983	93,993	105,449
Realized (gains) losses on financial derivatives, net	16,193	(40,054)	(120,489)
Realized (gains) losses on real estate owned, net	5,525	5,229	(490)
Unrealized (gains) losses on securities and loans, net	(109,442)	(171,296)	475,807
Unrealized (gains) losses on financial derivatives, net	(56,939)	15,060	(53,891)
Unrealized (gains) losses on real estate owned, net	(632)	(2,177)	485
Unrealized gains (losses) other (net)	44,932	51,408	(276,342)
Realized gains (losses) other (net) - foreign currency transaction	16	23	(150)
Unrealized gains (losses) other (net) foreign currency translation	1,050	(777)	882
Bargain purchase (gain)	—	(28,175)	(7,932)
Non-cash compensation expense related to business combination	—	3,852	—
Net change from reverse mortgage loans held-for-investment, at fair value	(637,019)	(503,831)	(199,189)
Net change related to HMBS obligations, at fair value	545,673	451,598	162,381
Net change related to Forward MSR-related investments, at fair value	(5,817)	1,288	—
Valuation adjustment and deletions of mortgage servicing rights	(187)	(21,472)	66
Unrealized (gains) losses on loan commitments, net	(4,108)	476	30
Amortization of deferred debt issuance costs	—	—	176
Shares issued in connection with incentive fee payment	—	—	325
Equity-based compensation expense	2,936	1,358	1,495
Interest income related to consolidated securitization trust	(55,495)	(54,586)	(46,838)
Interest expense related to consolidated securitization trust	50,997	54,586	44,331
Debt issuance costs related to Other secured borrowings, at fair value	7,314	—	1,881
Debt issuance costs related to unsecured borrowings, at fair value	—	—	3,615
(Earnings) losses from investments in unconsolidated entities	(32,445)	855	63,614
(Increase) decrease in originations, purchases, and fundings of mortgage loans held-for-sale	(419,389)	(210,145)	(51,894)
Changes in operating asset and liabilities:
(Increase) decrease in interest and principal receivable	(2,880)	(5,973)	(7,666)
(Increase) decrease in other assets	(627)	(1,531)	(7,988)
Increase (decrease) in base management fee payable to affiliate	228	1,019	1,526
Increase (decrease) in incentive fee payable to affiliate	—	—	(3,246)
Increase (decrease) in interest payable	(6,925)	(900)	16,686
Increase (decrease) in accrued expenses and other liabilities	(8,438)	9,647	(14,368)
Proceeds from sale and collections of mortgage loans held-for-sale	40,021	7,520	223
Net cash provided by (used in) operating activities	$(430,527)	$(241,858)	$42,686

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2024	2023	2022
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Investing Activities:
Purchase of securities	(947,089)	$(2,387,259)	$(1,348,379)
Purchase and origination of loans	(4,807,452)	(3,076,859)	(3,590,737)
Receipt of distributions on Forward MSR-related investments	105,846	13,500	—
Capital improvements of real estate owned	—	(37)	(222)
Proceeds from disposition of securities	1,709,952	2,480,188	1,454,193
Proceeds from disposition of loans	264,136	155,300	27,410
Contributions to investments in unconsolidated entities	(119,991)	(55,999)	(32,835)
Distributions from investments in unconsolidated entities	254,086	152,858	223,828
Increase in cash resulting from business combinations, net	—	34,221	22,618
Purchase of controlling interest in Longbridge Financial	—	—	(38,886)
Proceeds from disposition of real estate owned	41,178	36,806	10,913
Proceeds from FHA insurance claims and other receivables on HECM loans	67,672	94,400	—
Proceeds from principal payments of securities	158,499	172,048	308,983
Proceeds from principal payments of loans	2,501,211	2,553,066	1,047,909
Proceeds from securities sold short	880,628	449,295	944,513
Repurchase of securities sold short	(731,323)	(508,111)	(836,350)
Payments on financial derivatives	(288,505)	(232,661)	(130,635)
Proceeds from financial derivatives	297,726	245,610	240,521
Increase in cash resulting from consolidation of securitization trust, net	6,790	—	—
Payments made on reverse repurchase agreements	(41,648,334)	(38,165,825)	(37,693,038)
Proceeds from reverse repurchase agreements	41,483,214	38,219,782	37,589,374
Due from brokers, net	37,362	(18,243)	18,037
Due to brokers, net	6,131	12,826	30,099
Net cash provided by (used in) investing activities	(728,263)	174,906	(1,752,684)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2024	2023	2022
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	100,202	122,330	99,354
Net proceeds from the issuance of preferred stock(1)	—	96,850	511
Offering costs paid	(899)	(927)	(769)
Repurchase of common stock	(685)	(12,352)	(1,659)
Redemption of preferred stock	(23,928)	—	—
Dividends paid	(163,538)	(149,271)	(123,065)
Contributions from non-controlling interests	12,893	7,158	9,837
Distributions to non-controlling interests	(10,828)	(15,194)	(19,897)
Purchase of non-controlling interests	(729)	—	—
Payments on cancellation of employee stock options	(3,589)	—	—
Proceeds from issuance of Other secured borrowings	1,923,442	1,725,708	512,889
Principal payments on Other secured borrowings	(1,915,969)	(1,780,120)	(507,996)
Borrowings under repurchase agreements	65,811,097	37,574,665	12,652,021
Repayments of repurchase agreements	(65,120,827)	(37,711,816)	(11,998,124)
Proceeds from issuance of Unsecured borrowings, at fair value	—	—	206,385
Repayment of Unsecured borrowings	—	—	(86,000)
Proceeds from issuance of Other secured borrowings, at fair value, net	112,651	—	857,578
Repayment of Other secured borrowings, at fair value, net	(5,685)	—	—
Proceeds from issuance of HMBS	1,448,085	1,460,978	424,703
Principal payments on HMBS-related obligations, at fair value	(1,004,066)	(1,275,258)	(235,070)
Due from brokers, net	(5,303)	19,054	46,711
Due to brokers, net	(15,131)	13,823	1,622
Net cash provided by (used in) financing activities	$1,137,193	$75,628	$1,839,031
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(21,597)	8,676	129,033
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	230,545	221,869	92,836
Cash, Cash Equivalents, and Restricted Cash, End of Period	$208,948	$230,545	$221,869
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents, beginning of period	$228,927	$217,053	$92,661
Restricted cash, beginning of period	1,618	4,816	175
Cash and cash equivalents and restricted cash, beginning of period	230,545	221,869	92,836
Cash and cash equivalents, end of period	192,387	228,927	217,053
Restricted cash, end of period	16,561	1,618	4,816
Cash and cash equivalents and restricted cash, end of period	208,948	230,545	221,869
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Year Ended December 31,
	2024	2023	2022
	Expressed in U.S. Dollars
Supplemental disclosure of cash flow information:
Interest paid	$284,583	$263,351	$125,169
Income tax paid (refunded)	706	(323)	(1,614)
Dividends payable	16,611	11,528	12,243
Common shares issued in connection with merger transaction (non-cash)	—	143,971	—
Preferred shares issued in connection with merger transaction (non-cash)	—	31,631	—
Shares issued in connection with incentive fee payment (non-cash)	—	—	325
Share-based long term incentive plan unit awards (non-cash)	1,115	1,257	1,404
Transfers from mortgage loans to real estate owned (non-cash)	70,833	33,504	2,317
Transfers from mortgage loans to other sales and claims receivable (non-cash)	69,880	93,279	2,544
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	167,195	78,460	216,615
Transfers from corporate loans to investments in unconsolidated entities (non-cash)	—	665	1,000
Transfers from investments in unconsolidated entities (non-cash)	—	—	38,886
Transfers of HMBS obligations to third-party related to termination of HECM CT Agreement(2), at fair value	(305,381)	—	—
Transfers of reverse mortgage loans to third-party related to termination of HECM CT Agreement(2), at fair value	305,196	—	—
Transfers from securities to corporate loans (non-cash)	500	—	—
Transfers from securities to residential mortgage loans (non-cash)	60	—	—
Transfers from other secured borrowings to reverse repurchase agreements (non-cash)	—	45,429	—
Contributions to investments in unconsolidated entities (non-cash)	(38,120)	(7,957)	(7,281)
Purchase of investments (non-cash)	(43,826)	(25,580)	(38,472)
Purchase of loans, net (non-cash)	(580,542)	—	—
Loans acquired in consolidation of securitization trust, net (non-cash)	(52,368)	—	—
Proceeds from the disposition of loans (non-cash)	1,263,280	174,181	338,663
Proceeds from principal payments of investments (non-cash)	173,103	167,855	307,911
Principal payments on Other secured borrowings, at fair value (non-cash)	(172,776)	(167,855)	(300,441)
Proceeds received from Other secured borrowings, at fair value (non-cash)	480,111	—	255,914
Other secured borrowings, at fair value assumed in consolidation of securitization trust (non-cash)	58,195	—	—
Proceeds from issuance of Other secured borrowings, net (non-cash)	—	69,610	—
Principal payments on other secured borrowings, net (non-cash)	—	—	(43,720)
Repayments of repurchase agreements (non-cash)	(1,073,667)	(141,453)	(513,975)
Debt issuance costs related to Other secured borrowings, at fair value (non-cash)	(7,314)	—	—
Contributions from non-controlling interests (non-cash)	—	—	2,328
(1)Net of discounts and commissions.
(2)See Note 13. Securitization Transactions—Issuance of HMBS for details.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
On October 3, 2022, the Company completed the acquisition of a controlling interest in Longbridge Financial, LLC ("Longbridge"), a reverse mortgage loan originator and servicer (the "Longbridge Transaction"). As a result of the Longbridge Transaction, the Company consolidates Longbridge's financial results. Additionally, on December 14, 2023, Arlington Asset Investment Corp., a Virginia corporation ("Arlington"), merged with and into EF Merger Sub Inc., a direct wholly-owned subsidiary of the Company, pursuant to the agreement and plan of merger (the “Arlington Merger Agreement”) which was entered into on May 29, 2023 (the "Arlington Merger").
The Company has two reportable segments, the Investment Portfolio Segment and the Longbridge Segment. The Investment Portfolio Segment is focused on investing in a diverse array of financial assets, including residential and commercial mortgage loans; residential mortgage-backed securities, or "RMBS"; commercial mortgage-backed securities, or "CMBS"; investments referencing a portfolio of mortgage servicing rights on forward mortgage loans, or "Forward MSR-related investments"; consumer loans and asset-backed securities, or "ABS," including ABS backed by consumer loans; collateralized loan obligations, or "CLOs"; non-mortgage- and mortgage-related derivatives; debt and equity investments in loan origination companies; and other strategic investments. The Longbridge Segment is focused on the origination and servicing of, and investment in, reverse mortgage loans, including associated financial assets, financing, hedging, and allocated expenses. Longbridge acquires reverse mortgage loans both through its origination activities and through secondary market purchases. Historically, the majority of loans acquired by Longbridge have been home equity conversion mortgage loans, or "HECMs," which are insured by the Federal Housing Administration, or "FHA." Such loans are generally eligible for securitization into HECM-backed MBS, or "HMBS," which are guaranteed by the Government National Mortgage Association, or "GNMA." Longbridge is an approved issuer of HMBS, and it transfers HECM loans into HMBS, which it then sells in the secondary market while retaining the servicing rights on the underlying HECM loans. Longbridge also originates and purchases non-FHA-insured reverse mortgage loans originated under guidelines established by private lenders, which the Company refers to as "Proprietary reverse mortgage loans." Proprietary reverse mortgage loans typically carry loan balances or credit lines that exceed FHA limits or have other characteristics that make them ineligible for FHA insurance.

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
(D) Accounting for Loans: The Company's loan portfolio primarily consists of residential mortgage, commercial mortgage, consumer, and reverse mortgage loans. The Company's loans are accounted for under ASC 310-10, Receivables, and are classified as held-for-investment when the Company has the intent and ability to hold such loans for the foreseeable future or to maturity/payoff. When the Company has the intent to sell loans, such loans will be classified as held-for-sale. Mortgage loans held-for-sale are accounted for under ASC 948-310, Financial services—mortgage banking. Transfers between held-for-investment and held-for-sale occur once the Company's intent to sell the loans changes. The Company may aggregate its loans into pools based on common risk characteristics at purchase. The Company has chosen to elect the FVO pursuant to ASC 825 for its loan portfolios. Loans are recorded at fair value on the Consolidated Balance Sheet and changes in fair value are recorded in earnings on the Consolidated Statement of Operations. Changes in fair value on residential mortgage, commercial mortgage, consumer, corporate loans, and propriety reverse mortgage loans are included as a component of Unrealized gains (losses) on securities and loans, net. Changes in fair value on HECM reverse mortgage loans held-for-investment is included as a component of Net change from HECM reverse mortgage loans, at fair value, on the Consolidated Statement of Operations. The Company generates income from fees on certain loans, generally reverse mortgage and commercial mortgage loans, that it originates and holds for investment, including origination, servicing, and exit fees. Such fee income is recorded when earned and included in Other, net on the Consolidated Statement of Operations.
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
Interest income on HECM reverse mortgage loans held-for-investment is recognized based on the stated rate of the loan. Such interest income is included on the Consolidated Statement of Operations as a component of Net change from HECM reverse mortgage loans, at fair value.
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
(H) Loan Purchase Commitments: The Company's loan purchase commitments relate to commitments to purchase certain residential mortgage loans originated by third parties. The Company has elected the FVO for certain of its loan purchase commitments which are included in Other Assets or Accrued expenses and other liabilities on the Consolidated Balance Sheet. Changes in the fair value of such loan purchase commitments are included in Other, net on the Consolidated Statement of Operations.
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
(U) Expenses: Expenses are recognized as incurred on the Consolidated Statement of Operations.
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
(Y) Share Based Compensation: The Company applies the provisions of ASC 718, Compensation—Stock Compensation ("ASC 718"), with regard to its equity incentive plans. ASC 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured based on the fair value, at the grant date, of the equity or liability instruments issued and is amortized over the vesting period.
Long term incentive plan units of the Operating Partnership ("OP LTIP Units") have been issued to certain Ellington personnel dedicated or partially dedicated to the Company, certain of the Company's directors, as well as the Manager. Additionally, the Company has issued restricted shares of common stock in exchange for unvested OP LTIP Units. Costs associated with OP LTIP Units and restricted shares of common stock ("Restricted Shares") issued to dedicated or partially dedicated personnel, or to the Company's directors, are measured as of the grant date based on the Company's closing stock price on the New York Stock Exchange, or the "NYSE," and are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. The vesting periods for OP LTIP Units and Restricted Shares are typically one year from issuance for non-executive directors, and are typically one year to two years from issuance for dedicated or partially dedicated personnel. Forfeited shares decrease the total number of shares issued and outstanding and are immediately retired upon settlement.
(Z) Non-controlling interests: Non-controlling interests include interests in the Operating Partnership represented by units convertible into shares of the Company's common stock ("Convertible Non-controlling Interests"). Convertible Non-controlling Interests include both the OP LTIP Units and those common units ("OP Units") of the Operating Partnership not held by the Company (collectively, the "Convertible Non-controlling Interest Units"). Non-controlling interests also include the interests of joint venture partners in certain of the Company's consolidated subsidiaries. The joint venture partners' interests are not convertible into shares of the Company's common stock. The Company adjusts the Convertible Non-controlling Interests to align their carrying value with their share of total outstanding Operating Partnership units, including both the OP Units held by the Company and the Convertible Non-controlling Interests. Any such adjustments are reflected in Adjustment to non-controlling interests, on the Consolidated Statement of Changes in Equity. Prior to September 30, 2024, non-controlling interests also included a minority ownership stake of Longbridge by employees of Longbridge. See Note 18 for further discussion of non-controlling interests.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is more than 50% likely to be realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or its open tax years (2021, 2022, and 2023). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and its open tax years. The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. The Company recognizes interest and penalties, if any, related to uncertain tax positions, as income tax expense included in Income tax expense (benefit) on the Consolidated Statement of Operations.
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
(AG) Recent Accounting Pronouncements: In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public entities to provide tabular disclosure of certain expenses including, employee compensation, depreciation, intangible asset amortization, and/or depreciation, on an interim and annual basis, in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 should be applied either a prospective basis to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. ASU 2023-09 is not expected to have a material impact on the Company's consolidated financial statements.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures ("ASU 2023-07") which requires incremental disclosures related to an entity's reportable segments, including identifying significant segment expense categories and any multiple measures of segment profit or loss used by the Chief Operating Decision Maker. Additionally, ASU 2023-07 provides further guidance on interim reporting, disclosures required by entities with a single reportable segment, and recasting of previously reported segment information. ASU 2023-07 became effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. ASU 2023-07 has been applied on a retrospective basis and did not have a material impact on the Company's consolidated financial statements.

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of December 31, 2024 and 2023:
December 31, 2024:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$286,057	$10,660	$296,717
Non-Agency RMBS	—	56,455	153,188	209,643
CMBS	—	17,807	21,399	39,206
CLOs	—	44,740	22,678	67,418
Asset-backed securities, backed by consumer loans	—	—	60,227	60,227
Other ABS	—	—	35,483	35,483
Corporate debt securities	—	—	14,352	14,352
Corporate equity securities	2,926	—	9,759	12,685
U.S. Treasury securities	—	226,523	—	226,523
Loans, at fair value:
Residential mortgage loans	—	—	3,539,534	3,539,534
Commercial mortgage loans	—	—	350,515	350,515
Consumer loans	—	—	477	477
Corporate loans	—	—	11,767	11,767
Reverse mortgage loans	—	—	10,097,279	10,097,279
Forward MSR-related investments, at fair value	—	—	77,848	77,848
MSRs, at fair value	—	—	29,766	29,766
Loan commitments, at fair value	—	—	6,692	6,692
Investment in unconsolidated entities, at fair value	—	—	220,078	220,078
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed indices	—	1,825	—	1,825
Credit default swaps on corporate bonds	—	83	—	83
Interest rate swaps	—	175,450	—	175,450
TBAs	—	2,381	—	2,381
Warrants	—	9	—	9
Futures	900	—	—	900
Forwards	—	320	—	320
Options	3,427	—	—	3,427
Total assets	$7,253	$811,650	$14,661,702	$15,480,605

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(293,574)	$—	$(293,574)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed securities	—	—	(3)	(3)
Credit default swaps on corporate bonds	—	(225)	—	(225)
Credit default swaps on corporate bond indices	—	(33,207)	—	(33,207)
Interest rate swaps	—	(35,039)	—	(35,039)
TBAs	—	(2,417)	—	(2,417)
Futures	(130)	—	—	(130)
Forwards	—	(3)	—	(3)
Loan purchase commitments, at fair value	—	—	(1,602)	(1,602)
Other secured borrowings, at fair value	—	—	(1,934,309)	(1,934,309)
HMBS-related obligations, at fair value	—	—	(9,150,883)	(9,150,883)
Unsecured borrowings, at fair value	—	—	(281,912)	(281,912)
Total liabilities	$(130)	$(364,465)	$(11,368,709)	$(11,733,304)
December 31, 2023:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$847,712	$5,512	$853,224
Non-Agency RMBS	—	150,349	155,240	305,589
CMBS	—	31,289	14,143	45,432
CLOs	—	17,539	20,439	37,978
Asset-backed securities, backed by consumer loans	—	—	74,226	74,226
Other ABS	—	—	7,696	7,696
Corporate debt securities	—	—	8,041	8,041
Corporate equity securities	8,834	—	12,294	21,128
U.S. Treasury securities	—	165,063	—	165,063
Loans, at fair value:
Residential mortgage loans	—	—	3,093,912	3,093,912
Commercial mortgage loans	—	—	266,595	266,595
Consumer loans	—	—	1,759	1,759
Corporate loans	—	—	5,819	5,819
Reverse mortgage loans	—	—	8,938,551	8,938,551
Forward MSR-related investments, at fair value	—	—	163,336	163,336
MSRs, at fair value	—	—	29,580	29,580
Servicing asset, at fair value	—	—	1,327	1,327
Loan commitments, at fair value	—	—	2,584	2,584
Investment in unconsolidated entities, at fair value	—	—	116,414	116,414

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	$—	$—	$8	$8
Credit default swaps on asset-backed indices	—	3,318	—	3,318
Credit default swaps on corporate bonds	—	25	—	25
Credit default swaps on corporate bond indices	—	7,259	—	7,259
Interest rate swaps	—	129,239	—	129,239
Total return swaps	—	—	6	6
TBAs	—	2,182	—	2,182
Warrants	—	1,702	—	1,702
Futures	245	—	—	245
Forwards	—	12	—	12
Total assets	$9,079	$1,355,689	$12,917,482	$14,282,250
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(154,303)	$—	$(154,303)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(32)	—	(32)
Credit default swaps on corporate bonds	—	(225)	—	(225)
Credit default swaps on corporate bond indices	—	(15,894)	—	(15,894)
Interest rate swaps	—	(31,745)	—	(31,745)
TBAs	—	(5,820)	—	(5,820)
Futures	(7,990)	—	—	(7,990)
Forwards	—	(70)	—	(70)
Other secured borrowings, at fair value	—	—	(1,424,668)	(1,424,668)
HMBS-related obligations, at fair value	—	—	(8,423,235)	(8,423,235)
Unsecured borrowings, at fair value	—	—	(272,765)	(272,765)
Total liabilities	$(7,990)	$(208,089)	$(10,120,668)	$(10,336,747)

The tables below include roll-forwards of the Company's financial instruments for the years ended December 31, 2024, 2023, and 2022 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Year Ended December 31, 2024

(In thousands)	Beginning Balance as of December 31, 2023	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2024
Assets:
Securities, at fair value:
Agency RMBS	$5,512	$(994)	$160	$154	$5,705	$(2,207)	$2,629	$(299)	$10,660
Non-Agency RMBS	155,240	(8,338)	(3,360)	27,373	133,673	(144,851)	5,642	(12,191)	153,188
CMBS	14,143	890	294	(458)	4,472	(4,580)	9,656	(3,018)	21,399
CLOs	20,439	(2,365)	(3,499)	636	60,439	(54,584)	5,962	(4,350)	22,678
Asset-backed securities backed by consumer loans	74,226	(7,313)	(9,208)	1,219	29,421	(28,118)	—	—	60,227
Other ABS	7,696	(167)	—	6,988	25,958	(4,992)	—	—	35,483
Corporate debt securities	8,041	—	350	(10)	19,059	(13,088)	—	—	14,352
Corporate equity securities	12,294	—	(520)	(280)	1,294	(3,029)	—	—	9,759
Loans, at fair value:
Residential mortgage loans	3,093,912	(2,835)	(8,630)	50,736	3,052,211	(2,645,860)	—	—	3,539,534
Commercial mortgage loans	266,595	74	(1,519)	(7,739)	383,915	(290,811)	—	—	350,515
Consumer loans	1,759	(352)	(3)	33	168	(1,128)	—	—	477
Corporate loans	5,819	—	(1,811)	947	9,436	(2,624)	—	—	11,767
Reverse mortgage loans(3)	8,938,551	—	(64)	663,930	1,771,976	(1,277,114)	—	—	10,097,279
Forward MSR-related investments, at fair value	163,336	14,542	—	5,816	—	(105,846)	—	—	77,848
MSRs, at fair value(3)	29,580	—	—	186	—	—	—	—	29,766
Servicing asset, at fair value	1,327	—	590	(1,917)	—	—	—	—	—
Loan commitments, at fair value	2,584	—	—	4,108	—	—	—	—	6,692
Investments in unconsolidated entities, at fair value	116,414	—	12,093	20,352	325,305	(254,086)	—	—	220,078
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	8	—	(3)	(8)	3	—	—	—	—
Total return swaps	6	—	33	(6)	6	(39)	—	—	—
Total assets, at fair value	$12,917,482	$(6,858)	$(15,097)	$772,060	$5,823,041	$(4,832,957)	$23,889	$(19,858)	$14,661,702
Liabilities:
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed securities	$—	$—	$—	$(3)	$—	$—	$—	$—	$(3)
Loan purchase commitments, at fair value	—	—	—	(1,602)	—	—	—	—	(1,602)
Other secured borrowings, at fair value	(1,424,668)	(1,693)	—	(35,452)	179,353	(651,849)	—	—	(1,934,309)
Unsecured borrowings, at fair value	(272,765)	—	—	(9,147)	—	—	—	—	(281,912)
HMBS-related obligations, at fair value	(8,423,235)	—	—	(545,673)	1,266,110	(1,448,085)	—	—	(9,150,883)
Total liabilities, at fair value	$(10,120,668)	$(1,693)	$—	$(591,877)	$1,445,463	$(2,099,934)	$—	$—	$(11,368,709)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.

(2)For Investments in unconsolidated entities, at fair value and Forward MSR-related investments, at fair value, amount represents distributions received.
(3)Change in net unrealized gain (loss) represents the net change in fair value which can include interest income and realized and unrealized gains and losses.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2024, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2024. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at December 31, 2024.

(In thousands)	Year Ended December 31, 2024
Securities, at fair value	$15,267
Loans, at fair value	675,154
Forward MSR-related investments, at fair value	5,817
MSRs, at fair value	187
Loan purchase commitments, at fair value	(1,602)
Loan commitments, at fair value	6,692
Investments in unconsolidated entities, at fair value	(3,497)
Financial derivatives–liabilities, at fair value	(10)
Other secured borrowings, at fair value	(35,452)
Unsecured borrowings, at fair value	(9,147)
HMBS-related obligations, at fair value	(545,673)
At December 31, 2024, the Company transferred $19.9 million of assets from Level 3 to Level 2 and $23.9 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Year Ended December 31, 2023

(In thousands)	Beginning Balance as of December 31, 2022	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2023
Assets:
Securities, at fair value:
Agency RMBS	$7,027	$(1,302)	$(650)	$790	$2,877	$(2,490)	$1,262	$(2,002)	$5,512
Non-Agency RMBS	132,502	(140)	972	(7,677)	42,965	(41,378)	39,295	(11,299)	155,240
CMBS	12,649	350	23	(3,589)	3,441	(459)	3,829	(2,101)	14,143
CLOs	24,598	(394)	(8,000)	5,929	18,597	(12,047)	5,443	(13,687)	20,439
Asset-backed securities backed by consumer loans	73,644	(6,134)	(19,547)	3,754	58,212	(35,703)	—	—	74,226
Other ABS	—	40	829	236	7,552	(961)	—	—	7,696
Corporate debt securities	7,533	—	(509)	290	15,639	(14,912)	—	—	8,041
Corporate equity securities	11,111	—	1,071	(1,084)	6,919	(5,723)	—	—	12,294
Loans, at fair value:
Residential mortgage loans	3,115,518	(8,336)	(14,423)	82,245	1,545,037	(1,626,129)	—	—	3,093,912
Commercial mortgage loans	404,324	—	2	(1,666)	149,575	(285,640)	—	—	266,595
Consumer loans	4,843	(805)	(374)	102	678	(2,685)	—	—	1,759
Corporate loans	4,086	—	354	(515)	4,330	(2,436)	—	—	5,819
Reverse mortgage loans(3)	8,097,237	—	(30)	539,872	1,819,452	(1,517,980)	—	—	8,938,551
Forward MSR-related investments, at fair value	—	703	—	(1,288)	177,421	(13,500)	—	—	163,336
MSRs, at fair value(3)	8,108	—	—	21,472	—	—	—	—	29,580
Servicing asset, at fair value	999	—	—	328	—	—	—	—	1,327
Loan commitments, at fair value	3,060	—	—	(476)	—	—	—	—	2,584
Investments in unconsolidated entities, at fair value	127,046	—	(1,320)	465	143,081	(152,858)	—	—	116,414
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	76	—	(664)	596	19	(19)	—	—	8
Total return swaps	—	—	61	6	—	(61)	—	—	6
Total assets, at fair value	$12,034,361	$(16,018)	$(42,205)	$639,790	$3,995,795	$(3,714,981)	$49,829	$(29,089)	$12,917,482
Liabilities:
Other secured borrowings, at fair value	(1,539,881)	(1,088)	—	(51,554)	167,855	—	—	—	(1,424,668)
Unsecured borrowings, at fair value	(191,835)	—	—	146	—	(81,076)	—	—	(272,765)
HMBS-related obligations, at fair value	(7,787,155)	—	—	(451,598)	1,276,496	(1,460,978)	—	—	(8,423,235)
Total liabilities, at fair value	$(9,518,871)	$(1,088)	$—	$(503,006)	$1,444,351	$(1,542,054)	$—	$—	$(10,120,668)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions received.
(3)Change in net unrealized gain (loss) represents the net change in fair value which can include interest income and realized and unrealized gains and losses.

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2023, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2023. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at December 31, 2023.

(In thousands)	Year Ended December 31, 2023
Securities, at fair value	$(2,420)
Loans, at fair value	622,979
Forward MSR-related investments, at fair value	(1,288)
MSRs, at fair value	21,472
Servicing asset, at fair value	328
Loan commitments, at fair value	(476)
Investments in unconsolidated entities, at fair value	(3,994)
Financial derivatives–assets, at fair value	6
Other secured borrowings, at fair value	(51,554)
Unsecured borrowings, at fair value	146
HMBS-related obligations, at fair value	(451,598)
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

Year Ended December 31, 2022

(In thousands)	Beginning Balance as of December 31, 2021	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2022
Assets:
Securities, at fair value:
Agency RMBS	$9,710	$(1,963)	$(130)	$(1,169)	$3,132	$(1,442)	$3,024	$(4,135)	$7,027
Non-Agency RMBS	134,888	993	37	(13,934)	77,994	(35,522)	13,235	(45,189)	132,502
CMBS	13,134	120	3,050	(2,807)	620	(5,297)	3,829	—	12,649
CLOs	26,678	(1,884)	6,245	(2,825)	—	(13,628)	15,178	(5,166)	24,598
Asset-backed securities backed by consumer loans	73,108	(5,865)	(36)	(11,771)	62,348	(44,140)	—	—	73,644
Corporate debt securities	5,198	—	1,362	(1,514)	13,577	(11,090)	—	—	7,533
Corporate equity securities	7,556	—	880	(456)	5,768	(2,637)	—	—	11,111
Loans, at fair value:
Residential mortgage loans	2,016,228	(13,607)	(18,124)	(335,384)	2,754,030	(1,287,625)	—	—	3,115,518
Commercial mortgage loans	326,197	—	22	(2,156)	428,568	(348,307)	—	—	404,324
Consumer loans	62,365	(3,070)	(2,145)	427	11,948	(64,682)	—	—	4,843
Corporate loans	10,531	—	(1,000)	(46)	3,040	(8,439)	—	—	4,086
Reverse mortgage loans(3)	—	—	(197)	200,741	8,143,368	(246,675)	—	—	8,097,237
MSRs, at fair value(3)	—	—	—	(66)	8,174	—	—	—	8,108
Servicing asset, at fair value	—	—	—	35	964	—	—	—	999
Loan commitments, at fair value	—	—	—	(30)	3,090	—	—	—	3,060
Investments in unconsolidated entities, at fair value	195,643	—	14,712	(78,326)	257,731	(262,714)	—	—	127,046
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	303	—	(855)	615	13	—	—	—	76
Total assets, at fair value	$2,881,539	$(25,276)	$3,821	$(248,666)	$11,774,365	$(2,332,198)	$35,266	$(54,490)	$12,034,361
Liabilities:
Other secured borrowings, at fair value	(984,168)	(802)	—	258,140	312,359	(1,125,410)	—	—	(1,539,881)
Unsecured borrowings, at fair value	—	—	—	18,165	—	(210,000)	—	—	(191,835)
HMBS-related obligations, at fair value	—	—	—	(162,381)	248,453	(7,873,227)	—	—	(7,787,155)
Total liabilities, at fair value	$(984,168)	$(802)	$—	$113,924	$560,812	$(9,208,637)	$—	$—	$(9,518,871)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value, amount represents distributions received.
(3)Change in net unrealized gain (loss) represents the net change in fair value which can include interest income and realized and unrealized gains and losses.

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2022, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2022. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at December 31, 2022.

(In thousands)	Year Ended December 31, 2022
Securities, at fair value	$(38,274)
Loans, at fair value	(136,099)
MSRs, at fair value	(66)
Servicing asset, at fair value	35
Loan commitments, at fair value	(30)
Investments in unconsolidated entities, at fair value	(36,107)
Financial derivatives–assets, at fair value	615
Other secured borrowings, at fair value	258,140
Unsecured borrowings, at fair value	18,165
HMBS-related obligations, at fair value	(162,381)
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
The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$192,387	$192,387	$228,927	$228,927
Restricted cash	16,561	16,561	1,618	1,618
Due from brokers	22,186	22,186	51,884	51,884
Reverse repurchase agreements	336,743	336,743	173,145	173,145
Liabilities:
Repurchase agreements	2,584,040	2,584,040	2,967,437	2,967,437
Other secured borrowings	253,300	253,300	245,827	245,827
Due to brokers	55,429	55,429	62,442	62,442
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

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2024:
December 31, 2024:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$75,825	Market Quotes	Non Binding Third-Party Valuation	$4.92	$137.46	$68.79
	77,363	Discounted Cash Flows
	153,188		Yield	0.0%	123.5%	12.5%
			Projected Collateral Prepayments	0.0%	100.0%	63.9%
			Projected Collateral Losses	0.0%	56.9%	2.9%
			Projected Collateral Recoveries	0.0%	19.2%	2.1%
Non-Agency CMBS	21,385	Market Quotes	Non Binding Third-Party Valuation	$2.20	$95.57	$58.96
	14	Discounted Cash Flows
	21,399		Yield	6.0%	25.6%	11.4%
			Projected Collateral Losses	0.0%	80.0%	5..9%
			Projected Collateral Recoveries	1.6%	100.0%	89.8%
CLOs	16,187	Market Quotes	Non Binding Third-Party Valuation	$7.81	$94.18	$64.95
	6,491	Discounted Cash Flows
	22,678		Yield	6.1%	114.3%	17.6%
Agency interest only RMBS	4,231	Market Quotes	Non Binding Third-Party Valuation	$4.83	$19.75	$7.65
	6,429	Option Adjusted Spread ("OAS")
	10,660		LIBOR OAS(1)	96	3,287	423
			Projected Collateral Prepayments	0.0%	82.7%	46.5%
ABS	23,530	Market Quotes	Non Binding Third-Party Valuation	$4.88	$99.48	$83.94
	72,180	Discounted Cash Flows
	95,710		Yield	5.7%	28.7%	11.6%
			Projected Collateral Prepayments	0.0%	83.0%	19.3%
			Projected Collateral Losses	0.0%	57.4%	21.7%
Corporate debt and equity	24,111	Discounted Cash Flows	Yield	0.0%	106.4%	16.0%
Performing and re-performing residential mortgage loans	1,889,009	Discounted Cash Flows	Yield	0.4%	28.8%	8.2%
Securitized residential mortgage loans(2)(3)	1,352,094	Market Quotes	Non Binding Third-Party Valuation	$0.69	$100.49	$87.44
	136,338	Discounted Cash Flows
	1,488,432		Yield	0.8%	15.3%	6.8%
Non-performing residential mortgage loans	162,093	Discounted Cash Flows	Yield	0.0%	99.6%	13.7%
			Recovery Amount	0.7%	249.0%	104.0%
			Months to Resolution	5.6	108.5	20.6
Performing commercial mortgage loans	312,956	Discounted Cash Flows	Yield	8.9%	14.6%	10.5%
Non-performing commercial mortgage loans	37,559	Discounted Cash Flows	Yield	11.2%	14.1%	12.9%
			Recovery Amount	32.5%	100.0%	86.3%
			Months to Resolution	1.1	5.9	3.9

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Consumer loans	477	Discounted Cash Flows	Yield	8.8%	12.1%	11.3%
			Projected Collateral Prepayments	—%	31.0%	11.3%
			Projected Collateral Losses	0.3%	84.1%	22.2%
Corporate loans	11,767	Discounted Cash Flows	Yield	6.9%	21.4%	11.2%
Reverse Mortgage Loans—HECM	9,364,365	Discounted Cash Flows	Yield	2.8%	6.8%	4.8%
			Conditional Prepayment Rate	1.6%	37.1%	7.5%
Reverse Mortgage Loans—HECM buyouts	18,913	Discounted Cash Flows	Yield	7.7%	11.4%	9.8%
			Months to Resolution	0.3	60.0	22.7
Reverse Mortgage Loans—Unsecuritized Proprietary	107,249	Discounted Cash Flows	Yield	7.1%	8.5%	7.7%
			Conditional Prepayment Rate	12.0%	44.4%	14.5%
Reverse Mortgage Loans—Securitized Proprietary(2)	606,752	Market Quotes	Non Binding Third-Party Valuation	$89.60	$110.37	$107.15
			Yield	6.1%	8.9%	6.4%
Forward MSR-related investments	77,848	Discounted Cash Flows	Yield	9.9%	9.9%	9.9%
			Conditional Prepayment Rate	5.8%	5.8%	5.8%
MSRs	29,766	Discounted Cash Flows	Yield	17.4%	17.4%	17.4%
			Conditional Prepayment Rate	10.2%	57.0%	15.1%
Loan Purchase Commitments	(1,602)	Transaction Price	Yield	7.2%	7.4%	7.3%
Loan Commitments	6,692	Discounted Cash Flows	Pull-through rate	60.0%	99.3%	70.2%
			Cost to originate	3.2%	8.1%	4.9%
Investment in unconsolidated entities—Loan origination and mortgage-related entities	49,294	Enterprise Value	Equity Price-to-Book(4)	0.5x	1.7x	1.6x
Investment in unconsolidated entities—Other	168,284	Enterprise Value	Net Asset Value	n/a	n/a	n/a
Investment in unconsolidated entities—Loan origination-related entities	2,500	Recent Transactions	Transaction Price	n/a	n/a	n/a
	220,078
Credit default swaps on asset-backed securities	(3)	Net Discounted Cash Flows	Projected Collateral Prepayments	22.9%	22.9%	22.9%
			Projected Collateral Losses	8.6%	8.6%	8.6%
			Projected Collateral Recoveries	12.3%	12.3%	12.3%
Other secured borrowings, at fair value(2)	(1,934,309)	Market Quotes	Non Binding Third-Party Valuation	$50.00	$100.49	$89.23
			Yield	5.7%	9.9%	6.2%
			Projected Collateral Prepayments	9.5%	100.0%	87.6%
HMBS-related obligations, at fair value	(9,150,883)	Discounted Cash Flows	Yield	2.6%	6.7%	4.7%
			Conditional Prepayment Rate	6.6%	37.1%	7.5%
Unsecured borrowings, at fair value	(281,912)	Market Quotes	Non Binding Third-Party Valuation	$78.50	$99.34	$94.82
(1)Shown in basis points.
(2)Securitized residential mortgage loans, Reverse Mortgage Loans—Securitized Proprietary, and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(3)Includes $53.4 million of non-performing securitized residential mortgage loans.
(4)Represents an estimation of where market participants might value an enterprise on a price-to-book basis. For the range minimum, the range maximum, and the weighted average price-to-book ratio, excludes investments in unconsolidated entities with a total fair value of $0.5 million. Including such investments the weighted average price-to-book ratio was 1.7x.

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

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of December 31, 2024 and 2023.
December 31, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$7,275	$(34)	$7,241	$—	$(226)	$7,015	3.51%	3.72%	2.74
30-year fixed-rate mortgages	264,915	239	265,154	574	(22,367)	243,361	4.08%	3.94%	7.59
Reverse mortgages	31,527	2,620	34,147	306	(1,329)	33,124	6.82%	3.49%	4.57
Interest only securities	n/a	n/a	12,430	1,295	(508)	13,217	1.11%	11.57%	7.01
Non-Agency RMBS	184,120	(68,364)	115,756	14,551	(6,716)	123,591	4.96%	9.13%	3.78
CMBS	81,490	(32,979)	48,511	1,697	(13,493)	36,715	3.89%	10.98%	4.53
Non-Agency interest only securities	n/a	n/a	83,215	9,745	(4,417)	88,543	0.77%	15.56%	5.17
CLOs	n/a	n/a	73,749	1,196	(7,527)	67,418	2.63%	12.22%	5.97
ABS	212,629	(184,370)	28,259	7,226	(2)	35,483	2.88%	18.89%	3.03
ABS backed by consumer loans	152,555	(83,622)	68,933	1,034	(9,740)	60,227	12.00%	10.02%	1.59
Corporate debt	47,416	(33,342)	14,074	1,276	(998)	14,352	0.11%	—%	2.57
Corporate equity	n/a	n/a	17,187	1,666	(6,168)	12,685	n/a	n/a	n/a
U.S. Treasury securities	221,114	12,155	233,269	129	(6,875)	226,523	4.33%	4.03%	7.67
Total Long	1,203,041	(387,697)	1,001,925	40,695	(80,366)	962,254	4.95%	7.47%	5.88
Short:
U.S. Treasury securities	(273,989)	78	(273,911)	5,797	(9)	(268,123)	4.11%	4.08%	6.92
European sovereign bonds	(25,588)	(2,158)	(27,746)	2,295	—	(25,451)	0.01%	0.16%	0.18
Total Short	(299,577)	(2,080)	(301,657)	8,092	(9)	(293,574)	3.76%	3.72%	6.34
Total	$903,464	$(389,777)	$700,268	$48,787	$(80,375)	$668,680	4.77%	6.58%	5.99
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

The following tables detail weighted average life of the Company's Agency RMBS as of December 31, 2024 and 2023.
December 31, 2024:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$7,194	$7,317	3.70%	$2,162	$1,976	1.05%
Greater than three years and less than seven years	101,099	103,721	5.84%	4,516	4,497	1.60%
Greater than seven years and less than eleven years	175,207	195,504	3.61%	5,973	5,419	0.95%
Greater than eleven years	—	—	—%	566	538	0.56%
Total	$283,500	$306,542	4.35%	$13,217	$12,430	1.11%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of December 31, 2024 and 2023.
December 31, 2024:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$89,109	$89,208	4.34%	$5,907	$6,981	1.15%	$98,907	$104,737	4.70%
Greater than three years and less than seven years	46,255	40,565	6.20%	60,096	60,809	1.63%	54,378	55,864	5.97%
Greater than seven years and less than eleven years	18,933	28,703	3.31%	22,238	15,198	0.15%	24,195	24,414	1.09%
Greater than eleven years	6,009	5,791	6.95%	302	227	1.24%	—	—	—%
Total	$160,306	$164,267	4.63%	$88,543	$83,215	0.77%	$177,480	$185,015	4.68%
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
The following table details the components of interest income by security type for the years ended December 31, 2024, 2023, and 2022:

	Year Ended
(In thousands)	December 31, 2024			December 31, 2023			December 31, 2022
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$26,048	$(3,410)	$22,638	$41,414	$(4,406)	$37,008	$50,032	$(10,410)	$39,622
Non-Agency RMBS and CMBS	34,543	(7,899)	26,644	29,805	66	29,871	18,887	267	19,154
CLOs	14,077	(3,708)	10,369	4,375	(666)	3,709	5,963	(1,605)	4,358
Other securities(1)	28,073	(7,921)	20,152	23,678	(6,151)	17,527	20,665	(5,876)	14,789
Total	$102,741	$(22,938)	$79,803	$99,272	$(11,157)	$88,115	$95,547	$(17,624)	$77,923
(1)Other securities includes ABS, corporate debt and equity, and U.S. Treasury securities.
For the years ended December 31, 2024, 2023, and 2022 the Catch-Up Amortization Adjustment was $(0.6) million, $(0.1) million, and $4.1 million, respectively.
The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the years ended December 31, 2024, 2023, and 2022.

(In thousands)	Year Ended December 31, 2024
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$567,671	$2,327	$(33,283)	$(30,956)
Non-Agency RMBS and CMBS	275,756	15,785	(9,002)	6,783
CLOs	56,296	1,686	(627)	1,059
Other securities(3)	469,196	5,246	(6,355)	(1,109)
Total	$1,368,919	$25,044	$(49,267)	$(24,223)
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(19.8) million for the year ended December 31, 2024 related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities' cost basis to be uncollectible.
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
The following tables present the fair value and gross unrealized losses of our long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost basis, by length of time that such securities have been in an unrealized loss position at December 31, 2024 and 2023.
December 31, 2024:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$70,028	$(1,429)	$153,009	$(22,640)	$223,037	$(24,069)
Non-Agency RMBS and CMBS	4,600	(210)	3,266	(593)	7,866	(803)
CLOs	17,505	(633)	5	—	17,510	(633)
Other securities(1)	209,184	(7,452)	5,716	(5,591)	214,900	(13,043)
Total	$301,317	$(9,724)	$161,996	$(28,824)	$463,313	$(38,548)
(1)Other securities includes ABS, U.S. Treasury securities, and corporate debt and equity securities.
December 31, 2023:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$125,112	$(730)	$426,834	$(45,854)	$551,946	$(46,584)
Non-Agency RMBS and CMBS	10,301	(200)	14,195	(882)	24,496	(1,082)
CLOs	7,152	(69)	5	—	7,157	(69)
Other securities(1)	15,930	(2,276)	10,958	(2,029)	26,888	(4,305)
Total	$158,495	$(3,275)	$451,992	$(48,765)	$610,487	$(52,040)
(1)Other securities includes ABS and corporate debt and equity securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of December 31, 2024 and 2023, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $29.7 million and $32.6 million, respectively, related to adverse changes in estimated future cash flows on its securities. Certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such securities; as of December 31, 2023, the estimated credit losses on such securities was $1.1 million; no such securities were held at December 31, 2024.
The Company has determined for certain securities that a portion of such securities' cost basis is not collectible. For the years ended December 31, 2024, 2023, and 2022, the Company recognized realized losses on these securities of $(19.8) million, $(31.7) million, and $(6.0) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, corporate, and reverse mortgage loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of December 31, 2024 and 2023:

(In thousands)	December 31, 2024		December 31, 2023
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$3,689,355	$3,539,534	$3,305,757	$3,093,912
Commercial mortgage loans	370,658	350,515	281,531	266,595
Consumer loans	556	477	2,081	1,759
Corporate loans	11,767	11,767	6,379	5,819
Reverse mortgage loans	9,585,110	10,097,279	8,568,271	8,938,551
Total	$13,657,446	$13,999,572	$12,164,019	$12,306,636
The Company is subject to credit risk in connection with its investments in loans. The two primary components of credit risk are default risk, which is the risk that a borrower fails to make scheduled principal and interest payments, and severity risk, which is the risk of loss upon a borrower default on a mortgage loan or other secured or unsecured loan. Severity risk includes the risk of loss of value of the property or other asset, if any, securing the loan, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs. Credit risk in the loan portfolio can be amplified by exogenous shocks impacting our borrowers such as man-made or natural disasters.
The following table provides details, by loan type, for residential and commercial mortgage and consumer loans that are 90 days or more past due as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$239,156	$224,993	$127,685	$120,087
Commercial mortgage loans	56,476	37,558	47,736	33,314
Consumer loans	18	13	94	66
Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of December 31, 2024 and 2023.
December 31, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$3,689,355	$50,288	$3,739,643	$11,535	$(211,644)	$3,539,534	7.69%	6.70%	4.64
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.

(2)Includes $1.449 billion of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $(184.8) million of gross unrealized losses. See Residential Mortgage Loan Securitizations in Note 13 for additional information.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of December 31, 2024 and 2023:

Property Location	December 31, 2024	December 31, 2023
North America:
United States:
California	28.8%	32.2%
Florida	19.6%	21.4%
Texas	7.9%	9.5%
Arizona	3.1%	2.7%
Utah	2.7%	3.2%
Georgia	2.6%	2.6%
New Jersey	2.6%	2.1%
Pennsylvania	2.6%	2.7%
Washington	2.4%	1.8%
Illinois	2.1%	1.8%
North Carolina	2.1%	2.2%
Colorado	1.9%	1.5%
New York	1.9%	1.2%
Massachusetts	1.5%	1.5%
Nevada	1.5%	1.5%
Oregon	1.4%	1.2%
Tennessee	1.4%	1.5%
Maryland	1.2%	0.8%
Ohio	1.1%	0.9%
Connecticut	1.1%	—%
Virginia	1.0%	—%
Other	8.3%	7.7%
	98.8%	100.0%
Europe:
United Kingdom	1.2%	—%
	100.0%	100.0%

The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$24,640	$22,845	$4,252	$3,761
Non-performing	229,140	215,736	127,085	119,524
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. As of December 31, 2024 and 2023, the Company had expected future credit losses related to adverse changes in estimated future cash flows, which it tracks for purposes of calculating interest income, of $20.6 million and $17.2 million, respectively, related to its residential mortgage loans.
As of December 31, 2024 and 2023, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $121.5 million and $85.6 million, respectively.
Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of December 31, 2024 and 2023:
December 31, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$370,658	$(8,341)	$362,317	$—	$(11,802)	$350,515	10.55%	10.59%	1.22
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $37.6 million.
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

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of December 31, 2024 and 2023:

Property Location by U.S. State	December 31, 2024	December 31, 2023
Florida	20.4%	13.9%
New York	14.4%	8.9%
Illinois	12.5%	18.6%
Connecticut	10.9%	3.2%
Georgia	5.4%	5.3%
New Jersey	4.3%	3.8%
Texas	4.3%	15.6%
Ohio	4.2%	5.5%
Louisiana	3.8%	2.2%
Michigan	3.4%	4.5%
Pennsylvania	3.3%	—%
Alabama	3.2%	2.3%
Colorado	3.2%	—%
Virginia	2.8%	—%
Arizona	1.8%	7.5%
Oklahoma	—%	6.0%
North Carolina	—%	2.7%
Other	2.1%	—%
	100.0%	100.0%
As of December 31, 2024, the Company had four non-performing commercial mortgage loans with an unpaid principal balance and fair value of $56.5 million and $37.6 million, respectively. As of December 31, 2023, the Company had three non-performing commercial mortgage loans with an unpaid principal balance and fair value of $47.7 million and $33.3 million, respectively.
As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of December 31, 2024 and 2023, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $11.8 million and $1.3 million, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
As of December 31, 2024, the Company had one commercial mortgage loan in the process of foreclosure with an unpaid principal balance and fair value of $15.5 million and $11.3 million, respectively. As of December 31, 2023, the Company had two commercial mortgage loans in the process of foreclosure; such loans had an unpaid principal balance and fair value of $25.9 million and $25.1 million, respectively.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of December 31, 2024 and 2023:
December 31, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Life (Years)(1)	Delinquency (Days)
Consumer loans, held-for-investment	$556	$89	$645	$69	$(237)	$477	0.85	14
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of December 31, 2024 and 2023.

Days Past Due	December 31, 2024	December 31, 2023
Current	79.6%	81.0%
30-59 Days	14.7%	7.9%
60-89 Days	2.5%	6.6%
90-119 Days	3.2%	4.0%
>120 Days	—%	0.5%
	100.0%	100.0%
During the years ended December 31, 2024, 2023, and 2022, the Company charged off $0.3 million, $0.5 million, and $3.0 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of December 31, 2024 and 2023, the Company held charged-off consumer loans with an aggregate fair value of $22 thousand and $35 thousand, respectively, for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of both December 31, 2024 and 2023, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.3 million, on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the years ended December 31, 2024, 2023, and 2022, the Company recognized realized losses on these loans of $(0.2) million, $(0.8) million, and $(2.1) million, respectively.
Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of December 31, 2024 and 2023:
December 31, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$11,767	$(386)	$11,381	$386	$—	$11,767	9.80%	3.66
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2023:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$6,379	$5,819	10.13%	1.52
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
As described in Note 2, the Company evaluates the cost basis of its corporate loans for impairment on at least a quarterly basis. As of December 31, 2023, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.6 million; there were no such expected future credit losses as of December 31, 2024. The Company has determined for certain of its corporate loans that a portion of such loans' cost basis is not collectible. For the year ended December 31, 2024, the Company recognized realized losses on these loans of $(1.7) million; no such realized losses were recognized for the years ended December 31, 2023 and 2022.

Reverse Mortgage Loans
The table below details certain information regarding the Company's reverse mortgage loans as of December 31, 2024 and 2023.
December 31, 2024:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans
HECM loans collateralizing HMBS	$8,795,790	$9,242,569	6.51%	4.95
Unsecuritized HECM loans(1)	136,329	140,709	6.64%	6.64
Proprietary reverse mortgage loans
Securitized proprietary reverse mortgage loans	556,158	606,752	10.13%	10.19
Unsecuritized proprietary reverse mortgage loans	11,083	14,601	10.87%	17.15
Total reverse mortgage loans, held-for-investment	9,499,360	10,004,631	6.72%	5.31
Reverse mortgage loans, held-for-sale
Unsecuritized proprietary reverse mortgage loans	85,750	92,648	9.92%	17.15
Total reverse mortgage loans	$9,585,110	$10,097,279	6.75%	5.42
(1)Includes unpoolable HECM loans with an unpaid principal balance of $29.0 million.
December 31, 2023:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans collateralizing HMBS	$8,166,222	$8,506,423	6.82%	5.10
Unsecuritized HECM loans(1)	103,063	102,553	7.15%	6.12
Total reverse mortgage loans, held-for-investment	8,269,285	8,608,976	6.83%	5.11
Reverse mortgage loans, held-for-sale	298,986	329,575	10.67%	16.78
Total reverse mortgage loans	$8,568,271	$8,938,551	6.96%	5.54
(1)Includes unpoolable HECM loans with an unpaid principal balance of $28.0 million.
During the year ended December 31, 2024, the Company transferred proprietary reverse mortgage loans held-for-sale with an unpaid principal balance of $567.3 million to held-for-investment.
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

The following table provides details on the Company's unpoolable HECM loans as of December 31, 2024 and 2023:

(In thousands)	December 31, 2024		December 31, 2023
Unpoolable HECM Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
ABOs	$8,487	$7,773	$8,508	$6,897
NABOs	15,479	11,140	14,562	10,167
Other HECM loans(1)	4,986	4,988	4,883	4,908
Total unpoolable HECM loans	$28,952	$23,901	$27,953	$21,972
(1)Includes HECM tail loans where the borrower is not in compliance with the terms of the underlying loan.
In March 2023, the Company entered into various agreements including a Master Loan Purchase and Servicing Agreement (the "MLPS Agreement") with a third party (the "MLPS Counterparty"), whereby it agreed to purchase and service HECM Buyout Loans with an unpaid principal balance of $80.1 million that had been previously repurchased from various HMBS pools by a third party HMBS issuer, and simultaneously finance such loans with the MLPS Counterparty. As of December 31, 2024 and 2023, the Company held HECM Buyout Loans purchased under the MLPS Agreement with a fair value of $4.0 million and $8.9 million, respectively, which are included in Loans, at fair value on the Consolidated Balance Sheet.
As of December 31, 2024, the Company had $388.2 million in unpaid principal balance of inactive reverse mortgage loans, of which $373.8 million related to HECM loans and the remainder related to proprietary reverse mortgage loans. As of December 31, 2023, the Company had $290.4 million in unpaid principal balance of inactive reverse mortgage loans, of which $280.6 million related to HECM loans and the remainder related to proprietary reverse mortgage loans.
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's reverse mortgage loans as a percentage of total outstanding unpaid principal balance, as of December 31, 2024 and 2023.

Property Location by U.S. State	December 31, 2024	December 31, 2023
California	29.4%	28.7%
Florida	8.8%	8.8%
Colorado	7.1%	7.1%
Arizona	6.4%	6.3%
Washington	5.4%	5.3%
Utah	5.1%	5.0%
Texas	5.1%	4.8%
Oregon	3.0%	3.0%
Idaho	2.7%	2.7%
New York	2.3%	2.2%
North Carolina	2.2%	2.1%
Massachusetts	2.1%	2.4%
Nevada	2.1%	2.1%
Georgia	1.7%	1.6%
South Carolina	1.4%	1.4%
Virginia	1.4%	1.6%
Tennessee	1.4%	1.3%
Ohio	1.4%	1.5%
New Jersey	1.2%	1.3%
Pennsylvania	1.0%	1.1%
Maryland	0.9%	1.1%
Other	7.9%	8.6%
	100.0%	100.0%
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
As of December 31, 2024, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.7 billion, and the fair value of such Reverse MSRs was $29.8 million. As of December 31, 2023, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.8 billion, and the fair value of such Reverse MSRs was $29.6 million.
The fair value of the Company's MSRs is driven by the net cash flows associated with servicing activities, which include contractually specified servicing fees, late fees, and other ancillary servicing revenue. For the years ended December 31, 2024, 2023, and 2022, the Company recognized a gain (loss) related to its Reverse MSRs of $0.2 million, $21.2 million, and $0.4 million, respectively. Gain (loss) related to Reverse MSRs is included in Other (net) on the Consolidated Statement of Operations.
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
Under certain circumstances, the Company can direct the Forward MSR Master Servicer to finance all or some of the Underlying Forward MSRs, alongside other similar MSRs that the Forward MSR Master Servicer oversees on behalf of third parties unrelated to the Company. Proceeds from such financing are distributed to the Company and must be repaid by the Company upon repayment of corresponding financing by the Forward MSR Master Servicer. As of December 31, 2024 and 2023, the fair value of the Forward MSR-related investments takes into account the MSR Master Servicer's $93.5 million and $13.5 million, respectively, of outstanding borrowings for the benefit of the Company, which were secured by the Underlying Forward MSRs.
The Company has elected the FVO for its investments under the Forward MSR Agreements which are reflected in Forward MSR-related investments, at fair value, on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Other, net.
As of December 31, 2024 and 2023, the fair value of the Company's investments in Forward MSR-related investments was $77.8 million and $163.3 million, respectively. The following table presents activity related to Company’s investments in

Forward MSR-related investments for the years ended December 31, 2024 and 2023. The Company did not hold Forward MSR-related investments during the year ended December 31, 2022.

	Year Ended December 31,
(In thousands)	2024	2023
Forward MSR-related investments, at fair value, beginning balance	$163,336	$177,421
Distributions	(105,844)	(13,500)
Accretion of interest income	14,541	703
Change in unrealized gain (loss)	5,815	(1,288)
Forward MSR-related investments, at fair value, ending balance	$77,848	$163,336
8. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of December 31, 2024 and 2023, the Company's investments in unconsolidated entities had an aggregate fair value of $220.1 million and $116.4 million, respectively, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of December 31, 2024 and 2023, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $184.4 million and $87.8 million, respectively.
For the years ended December 31, 2024, 2023, and 2022, the Company recognized Earnings (losses) from investments in unconsolidated entities of $32.4 million, $(0.9) million, and $(63.6) million, respectively. Gains (losses) recognized from the Company's investments in unconsolidated entities are included in Earnings (losses) from investments in unconsolidated entities, on its Consolidated Statement of Operations.
The following table provides details about the Company's investments in unconsolidated entities as of December 31, 2024 and 2023:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	December 31, 2024	December 31, 2023
Loan Originators:
LendSure Mortgage Corp.(1)(2)	Common shares	62.8%	49.9%
Other(1)	Various	10.0%–50.0%	45.0%–50.0%
Co-investments with Ellington affiliate(s)(1):
Elizon DB 2015-1 LLC(3)(4)	Membership Interest	34.5%	30.4%
Elizon NM CRE 2020-1 LLC(3)(5)	Membership Interest	20.7%	11.5%
Elizon CH CRE 2021-1 LLC(3)(6)	Membership Interest	38.4%	29.2%
Equity investments in securitization-related vehicles, including risk retention vehicles(7)	Membership Interest	24.6%–84.5%	24.6%–84.5%
Other:
Jepson Holdings Limited(1)(3)	Membership Interest	4.4%	7.9%
Other(1)(3)(8)	Various	21.0%–79.0%	6.1%–79.0%
(1)See Note 16 for additional details on the Company's related party transactions.
(2)As of December 31, 2024, includes both voting and non-voting equity interests held by the Company; its non-voting stake in the entity was 13.7%. As of December 31, 2023, excludes investment in equity interests convertible into non-voting common shares; including such interests the Company's additional non-voting stake in the entity was 13.8%. See Note 16 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(4)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 60.6% and 60.0% as of December 31, 2024 and 2023, respectively.
(5)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 70.2% and 74.1% as of December 31, 2024 and 2023, respectively.
(6)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 58.1% and 52.1% as of December 31, 2024 and 2023, respectively.
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
The Company's investment in LendSure Mortgage Corp., or "LendSure," was considered significant pursuant to Regulation S-X for the year ended December 31, 2024. As a result, the audited financial statements of LendSure for the year ended December 31, 2024 have been provided in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024. For the years ended December 31, 2024, 2023, and 2022, the Company recognized $25.3 million, $(2.8) million, and $(18.9) million, respectively, of net gains (losses) from its investment in LendSure, which primarily include dividend income and net realized and unrealized gains (losses). As of December 31, 2024 and 2023, the fair value of the Company's investment in LendSure was $33.6 million and $23.8 million, respectively, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
The following table(1) provides a summary of the combined financial position of the unconsolidated entities, excluding LendSure, as of December 31, 2024 and 2023, in which the Company has an investment:

	December 31, 2024	December 31, 2023
	(In thousands)
Assets
Investments in securities, loans, and REO(2)	$2,559,856	$1,143,198
Other assets	103,057	67,595
Total assets	$2,662,913	$1,210,793
Liabilities
Borrowings	$2,125,753	$986,828
Other liabilities	209,680	28,819
Total liabilities	2,335,433	1,015,647
Equity	327,480	195,146
Total liabilities and equity	$2,662,913	$1,210,793
(1)LendSure's financial information has been excluded as it is considered significant pursuant to Regulation S-X for certain of the periods shown.
(2)Includes investments carried as the lower of cost or fair value as well as investments where the unconsolidated entity has elected the FVO.
The following table(1) provides a summary of the combined results of operations of the unconsolidated entities, excluding LendSure, for the years ended December 31, 2024, 2023, and 2022, in which the Company has an investment:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net Interest Income
Interest income	$239,024	$139,340	$63,985
Interest expense	(119,736)	(76,129)	(22,514)
Total net interest income	119,288	63,211	41,471
Other Income (Loss)
Realized and unrealized gains (losses) on securities, loans, and REO, net	(45,622)	(39,215)	(35,527)
Other, net	39,037	29,099	33,839
Total other income (loss)	(6,585)	(10,116)	(1,688)
Total expenses	112,842	53,230	44,317
Net Income (Loss)	$(139)	$(135)	$(4,534)
(1)LendSure's financial information has been excluded as it is considered significant pursuant to Regulation S-X for certain of the periods shown.

9. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the years ended December 31, 2024, 2023, and 2022:

	Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	Number of Properties	Carrying Value	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)		(In thousands)
Beginning Balance (December 31, 2023, 2022, and 2021, respectively)	81	$22,085	97	$28,403	7	$24,681
Transfers from mortgage loans	165	70,950	104	35,223	18	3,128
REO obtained at closing of Longbridge Transaction	—	—	—	—	85	8,511
Capital expenditures and other adjustments to cost		454		800		342
Adjustments to record at the lower of cost or fair value		(1,759)		(2,875)		(651)
Dispositions	(129)	(45,069)	(120)	(39,466)	(13)	(7,608)
Ending Balance (December 31, 2024, 2023, and 2022, respectively)	117	$46,661	81	$22,085	97	$28,403
During the year ended December 31, 2024, the Company sold 129 REO properties, realizing a net gain (loss) of approximately $(5.5) million. During the year ended December 31, 2023, the Company sold 120 REO properties, realizing a net gain (loss) of approximately $(5.2) million. During the year ended December 31, 2022, the Company sold 13 REO properties, realizing a net gain (loss) of approximately $0.5 million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Consolidated Statement of Operations. As of both December 31, 2024 and 2023, all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $19.0 million and $16.8 million, were measured at fair value on a non-recurring basis as of December 31, 2024 and 2023, respectively.
10. Financial Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages certain risks associated with its investments and borrowings, including interest rate, credit, liquidity, and foreign exchange rate risk primarily by managing the amount, sources, and duration of its investments and borrowings, and through the use of derivative financial instruments. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and its known or expected cash payments principally related to its investments and borrowings. Subject to maintaining our qualification as a REIT, the Company may also use derivative financial instruments for speculative purposes.

The following table details the fair value of the Company's holdings of financial derivatives as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$—	$2,182
TBA securities sale contracts	2,381	—
Fixed payer interest rate swaps	160,875	101,881
Fixed receiver interest rate swaps	14,575	27,358
Credit default swaps on asset-backed securities	—	8
Credit default swaps on asset-backed indices	1,825	3,318
Credit default swaps on corporate bonds	83	25
Credit default swaps on corporate bond indices	—	7,259
Total return swaps	—	6
Options	3,427	—
Futures	900	245
Forwards	320	12
Warrants	9	1,702
Total financial derivatives–assets, at fair value	184,395	143,996
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(2,417)	—
TBA securities sale contracts	—	(5,820)
Fixed payer interest rate swaps	(2,900)	(17,944)
Fixed receiver interest rate swaps	(32,139)	(13,801)
Credit default swaps on asset-backed securities	(3)	—
Credit default swaps on asset-backed indices	—	(32)
Credit default swaps on corporate bonds	(225)	(225)
Credit default swaps on corporate bond indices	(33,207)	(15,894)
Futures	(130)	(7,990)
Forwards	(3)	(70)
Total financial derivatives–liabilities, at fair value	(71,024)	(61,776)
Total	$113,371	$82,220

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of December 31, 2024 and 2023:
December 31, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$549,561	$3,947	3.78%	4.49%	0.67
2026	626,768	2,688	4.02	4.47	1.72
2027	332,013	10,541	3.13	4.48	2.50
2028	526,877	16,461	3.26	4.47	3.52
2029	966,432	24,394	3.52	4.48	4.77
2030	247,580	9,050	3.44	4.21	5.57
2031	169,293	25,912	1.69	4.49	6.44
2032	181,867	16,640	2.80	4.49	7.56
2033	240,259	18,222	3.20	4.49	8.23
2034	391,137	21,655	3.43	4.48	9.74
2035	500	146	0.78	4.33	10.81
2036	1,102	325	1.19	4.49	11.13
2037	45,000	6,085	2.81	4.49	12.66
2038	32,500	460	4.01	4.46	13.67
2039	14,252	556	3.79	4.47	14.81
2040	500	188	0.90	4.33	15.81
2050	500	241	0.98	4.33	25.82
2053	2,780	300	3.32	4.49	28.99
2054	5,474	164	3.77	4.49	29.94
Total	$4,334,395	$157,975	3.43%	4.47%	4.59

December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$629,547	$9,097	3.18%	5.41%	0.61
2025	412,701	6,304	3.69	5.06	1.66
2026	189,287	(573)	4.13	5.39	2.66
2027	174,841	8,970	4.04	5.04	3.35
2028	650,990	7,516	3.48	5.38	4.54
2029	53,011	4,378	2.19	5.38	5.32
2030	150,817	1,122	3.50	5.39	6.59
2031	157,766	24,131	1.51	5.38	7.46
2032	181,867	11,069	2.80	5.38	8.56
2033	437,619	6,960	3.40	5.38	9.42
2035	500	132	0.78	5.33	11.81
2036	1,102	280	1.19	5.38	12.13
2037	45,000	3,780	2.81	5.38	13.66
2038	32,500	(1,727)	4.01	5.39	14.67
2040	500	165	0.90	5.33	16.82
2049	5,729	845	2.63	5.38	25.02
2050	500	207	0.98	5.33	26.82
2052	5,000	1,281	2.07	5.38	28.27
Total	$3,129,277	$83,937	3.34%	5.33%	4.68
The following tables provide information about the Company's fixed receiver interest rate swaps as of December 31, 2024 and 2023:
December 31, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$137,818	$(235)	4.49%	4.89%	0.21
2026	658,463	1,040	4.47	4.54	1.38
2027	59,110	(794)	4.49	3.84	2.42
2028	391,266	2,499	4.49	4.27	3.71
2029	1,188,667	(8,483)	4.48	3.97	4.57
2030	148,025	223	4.39	4.14	5.70
2031	47,985	(1,628)	4.49	3.68	6.16
2033	193,949	48	4.49	4.08	8.87
2034	193,363	(5,174)	4.47	3.81	9.57
2035	500	(150)	4.49	0.74	10.81
2038	34,792	(2,148)	4.49	3.54	13.98
2039	8,539	(460)	4.47	3.71	14.39
2040	500	(194)	4.49	0.84	15.81
2050	500	(251)	4.49	0.90	25.82
2053	13,154	(1,409)	4.49	3.33	28.99
2054	7,704	(448)	4.46	3.62	29.85
Total	$3,084,335	$(17,564)	4.48%	4.16%	4.51

December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$427,234	$(578)	5.40%	5.17%	0.24
2025	143,183	67	5.38	4.87	1.23
2026	461,658	(8,399)	5.39	3.58	2.28
2027	36,591	30	5.39	3.68	3.90
2028	464,799	13,357	5.39	4.33	4.64
2030	67,000	1,737	5.39	3.97	6.77
2033	198,265	7,701	5.39	3.96	9.88
2035	500	(137)	5.38	0.74	11.81
2038	36,300	131	5.39	3.54	14.98
2040	500	(173)	5.38	0.84	16.82
2050	500	(220)	5.38	0.90	26.82
2053	22,800	41	5.39	3.33	29.99
Total	$1,859,330	$13,557	5.39%	4.28%	3.93
Credit Default Swaps
The following table provides information about the Company's credit default swaps as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$209	$11	12.99	$230	$12	13.99
Credit default swaps on corporate bonds	2,000	83	0.97	2,000	25	1.97
Credit default swaps on corporate bond indices	—	—	—	149,000	7,259	4.47
Short:
Credit default swaps on asset-backed securities	—	—	—	(45)	8	11.74
Credit default swaps on asset-backed indices	(31,427)	1,814	34.60	(42,101)	3,306	35.11
Liability:
Long:
Credit default swaps on asset-backed indices	—	—	—	60	(32)	25.22
Short:
Credit default swaps on asset-backed securities	(46)	(3)	10.74	—	—	—
Credit default swaps on corporate bonds	(13,000)	(225)	2.47	(13,000)	(225)	3.47
Credit default swaps on corporate bond indices	(900,305)	(33,207)	4.97	(537,299)	(15,894)	4.84
	$(942,569)	$(31,527)	5.91	$(441,155)	$(5,541)	7.81
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of December 31, 2024 and 2023:

	As of
	December 31, 2024			December 31, 2023
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Long Contracts:
U.S. Treasury futures	$—	$—	—	$1,900	$245	2.63
Short Contracts:
U.S. Treasury futures	(107,000)	900	2.82	—	—	—
Liabilities:
Long Contracts:
U.S. Treasury futures	1,900	(130)	2.63	—	—	—
Short Contracts:
U.S. Treasury futures	—	—	—	(313,100)	(7,990)	2.21
Total, net	$(105,100)	$770	2.81	$(311,200)	$(7,745)	2.21
Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	102	$9	n/a	202	$1,702	5.66
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

As of December 31, 2024 and December 31, 2023, the Company had outstanding TBA purchase and sale contracts as follows:

	December 31, 2024				December 31, 2023
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$—	$—	$—	$—	$375,154	$362,129	$364,311	$2,182
Liabilities	151,156	140,826	138,409	(2,417)	—	—	—	—
	151,156	140,826	138,409	(2,417)	375,154	362,129	364,311	2,182
Sale contracts:
Assets	(164,256)	(156,001)	(153,620)	2,381	—	—	—	—
Liabilities	—	—	—	—	(433,098)	(392,730)	(398,550)	(5,820)
	(164,256)	(156,001)	(153,620)	2,381	(433,098)	(392,730)	(398,550)	(5,820)
Total TBA securities, net	$(13,100)	$(15,175)	$(15,211)	$(36)	$(57,944)	$(30,601)	$(34,239)	$(3,638)
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
Gains and losses on the Company's derivative contracts for the years ended December 31, 2024, 2023, and 2022 are summarized in the tables below:

		Year Ended December 31, 2024
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$50,136	$(59,166)	$(9,030)	$(8,493)	$53,930	$45,437
Credit default swaps on asset-backed securities	Credit		(3)	(3)		(11)	(11)
Credit default swaps on asset-backed indices	Credit		(2,141)	(2,141)		(151)	(151)
Credit default swaps on corporate bond indices	Credit		(11,859)	(11,859)		1,084	1,084
Credit default swaps on corporate bonds	Credit		(30)	(30)		58	58
Total return swaps	Equity Market/Credit		33	33		(6)	(6)
TBAs	Interest Rate		7,417	7,417		3,602	3,602
Futures	Interest Rate		(1,657)	(1,657)		8,514	8,514
Forwards	Currency		991	991		375	375
Warrants	Credit		86	86		(770)	(770)
Options	Credit		—	—		(1,193)	(1,193)
Total		$50,136	$(66,329)	$(16,193)	$(8,493)	$65,432	$56,939

		Year Ended December 31, 2023
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives(1)	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(2)
(In thousands)
Interest rate swaps	Interest Rate	$24,713	$(1,037)	$23,676	$22,806	$(19,601)	$3,205
Credit default swaps on asset-backed securities	Credit		(665)	(665)		596	596
Credit default swaps on asset-backed indices	Credit		(1,332)	(1,332)		1,873	1,873
Credit default swaps on corporate bond indices	Credit		(4,891)	(4,891)		(1,092)	(1,092)
Credit default swaps on corporate bonds	Credit		(55)	(55)		(29)	(29)
Total return swaps	Equity Market/Credit		55	55		6	6
TBAs	Interest Rate		18,195	18,195		(9,616)	(9,616)
Futures	Interest Rate		5,847	5,847		(10,421)	(10,421)
Forwards	Currency		(468)	(468)		(136)	(136)
Warrants	Credit		(312)	(312)		566	566
Total		$24,713	$15,337	$40,050	$22,806	$(37,854)	$(15,048)
(1)Includes foreign currency translation on financial derivatives in the amount of $(4) thousand for the year ended December 31, 2023, which is included on the Consolidated Statement of Operations in Other, net.
(2)Includes foreign currency translation on financial derivatives in the amount of $12 thousand for the year ended December 31, 2023, which is included on the Consolidated Statement of Operations in Other, net.

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
(1)Includes foreign currency translation on financial derivatives in the amount of $(19) thousand for the year ended December 31, 2022, which is included on the Consolidated Statement of Operations in Other, net.
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2024 and 2023:

Derivative Type	Year Ended December 31, 2024	Year Ended December 31, 2023
(In thousands)
Interest rate swaps	$6,264,082	$4,309,089
Credit default swaps	816,986	497,857
TBAs	443,821	603,206
Futures	292,562	246,669
Forwards	23,575	15,567
Total return swaps	705	875
Options	605	—
Warrants	125	1,926
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of December 31, 2024 and December 31, 2023, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at December 31, 2024 and 2023 are summarized below:

Credit Derivatives	December 31, 2024	December 31, 2023
(In thousands)
Fair Value of Written Credit Derivatives, Net	$94	$7,264
Notional Value of Written Credit Derivatives(1)	2,209	151,290
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of December 31, 2024, the implied credit spread on the Company's outstanding written credit derivative was 79 basis points as compared to a range of between 51 and 438 basis points as of December 31, 2023. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of December 31, 2024 and 2023 was $0.3 million and $(1.6) million, respectively.
11. Other Assets
The following table provides additional details of the Company's assets included in Other assets on the Consolidated Balance Sheet at December 31, 2024 and 2023.

Other Assets	December 31, 2024	December 31, 2023
	(In thousands)
Prepaid expenses, advances, and deferred offering costs	$12,396	$11,602
Accounts receivable	4,985	3,755
Leases—right of use assets(1)	5,161	3,279
Prepaid scheduled draws on reverse mortgage loans and amounts due from sub-servicer	3,375	2,800
Intangible assets	2,171	2,673
Property and equipment(2)	1,360	1,110
Certificates of deposit, security deposits, and escrow cash	1,604	1,043
Receivables and claims related to reverse mortgage loans repurchased from HMBS(3)	1,239	48,468
Servicing asset, at fair value(4)	—	1,327
Other	513	1,042
	$32,804	$77,099
(1)See Note 24 for additional details on the Company's leases and ROU assets.
(2)Net of accumulated depreciation.
(3)Represents receivables from third-parties and claims to HUD related to loans repurchased from HMBS. See Note 13, Issuance of HMBS for discussion on the maximum claim amount related to reverse mortgage loans in HMBS.
(4)See Note 13 for details on the Servicing asset (liability).

In connection with the Longbridge Transaction, the Company identified and recognized various intangible assets. The following table details the Company's intangible assets as of December 31, 2024 and 2023.

	December 31, 2024				December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(In thousands)			(In months)	(In thousands)			(In months)
Intangible Asset:
Internally developed software	$1,400	$(1,050)	$350	36	$1,400	$(583)	$817	36
Trademarks/trade names	1,200	—	1,200	Indefinite	1,200	—	1,200	Indefinite
Customer relationships	700	(79)	621	240	700	(44)	656	240
Total identified intangible assets	$3,300	$(1,129)	$2,171		$3,300	$(627)	$2,673
The following table summarizes changes in the net carrying value of the Company's intangible assets for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31, 2024
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets—Beginning Balance (December 31, 2023)	$817	$1,200	$656	$2,673
Accumulated Amortization	(467)	—	(35)	(502)
Net carrying value of intangible assets—Ending Balance (December 31, 2024)	$350	$1,200	$621	$2,171

	Year Ended December 31, 2023
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Non-Compete Agreements	Total
Net carrying value of intangible assets—Beginning Balance (December 31, 2022)	$1,284	$1,200	$691	$100	$3,275
Accumulated Amortization	(467)	—	(35)	(100)	(602)
Net carrying value of intangible assets—Ending Balance (December 31, 2023)	$817	$1,200	$656	$—	$2,673

	Year Ended December 31, 2022
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Non-Compete Agreements	Total
Net carrying value of intangible assets—Beginning Balance (December 31, 2021)	$—	$—	$—	$—	$—
Intangible assets acquired from Longbridge Transaction	1,400	1,200	700	200	3,500
Accumulated Amortization	(116)	—	(9)	(100)	(225)
Net carrying value of intangible assets—Ending Balance (December 31, 2022)	$1,284	$1,200	$691	$100	$3,275

The following table summarizes the Company's estimated future amortization expense on its intangible assets.

(In thousands)	December 31, 2024
2025	$385
2026	35
2027	35
2028	35
2029	35
Thereafter	446
Total	$971
12. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Consolidated Balance Sheet as of December 31, 2024 and 2023. See Note 13 and Note 16 for additional information on the Company's consolidated VIEs.

(In thousands)	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$1,333	$178
Restricted cash	14,958	—
Securities, at fair value	60,227	74,226
Loans, at fair value	4,460,201	3,342,478
Forward MSR-related investments, at fair value	30,395	82,273
Investments in unconsolidated entities, at fair value	102,152	63,701
Real estate owned	34,575	16,100
Investment related receivables	24,974	19,929
Other assets	365	469
Total Assets	$4,729,180	$3,599,354
Liabilities
Repurchase agreements	$1,779,853	$1,244,401
Other secured borrowings	34,771	25,787
Other secured borrowings, at fair value	1,934,309	1,424,668
Interest payable	4,078	1,879
Accrued expenses and other liabilities	648	451
Total Liabilities	3,753,659	2,697,186
Total Stockholders' Equity	967,496	897,303
Non-controlling interests	8,025	4,865
Total Equity	975,521	902,168
Total Liabilities and Equity	$4,729,180	$3,599,354
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of December 31, 2024 and 2023, the fair value of the Company's investment in the notes issued by the CLO Issuers was $2.5 million and $5.1 million, respectively. See Note 16 for further details on the Company's participation in CLO transactions.
Residential Mortgage Loan Securitizations—Non-QM and Closed-End Second Lien ("CES") Loans
The Company has participated in securitizations of non-QM loans (each, a "non-QM securitization") and CES loans (the "CES securitization"). In each case, the applicable sponsor of such securitization (the "Sponsor") transferred a pool of loans (each, a "Collateral Pool") to a wholly-owned subsidiary of such Sponsor (each, a "Depositor"), and on the closing date such Collateral Pool was deposited into a newly created securitization trust (such trusts collectively, the "Issuing Entities"). Pursuant to the securitizations, the Issuing Entities issued various classes of mortgage pass-through certificates (the "Certificates") which are backed by the cash flows from the underlying loans.
For the non-QM securitizations in which the Company participated between November 2017 and July 2022, the Sponsor and the Depositor are wholly-owned subsidiaries of the Company. The Company has subsequently participated in non-QM and CES loan securitizations with other entities managed by Ellington (each a "Securitization Co-Participant"), and in such cases the Sponsor and the Depositor are not subsidiaries of the Company.
Under the Dodd-Frank Act, sponsors of securitizations are generally required to retain at least 5% of the economic interest in the credit risk of the securitized assets (the "Risk Retention Rules"). Securitizations of "qualified mortgage loans" (as defined under the rules of the Consumer Financial Protection Bureau) are generally not subject to the Risk Retention Rules. In order to comply with the Risk Retention Rules, in each non-QM securitization for which the applicable Sponsor was a wholly-owned subsidiary of the Company, the Company purchased and intends to hold, at a minimum, the requisite amount of the most subordinated classes of Certificates and the excess cash flow certificates. The applicable Sponsor also purchased the Certificates entitled to excess servicing fees in each securitization, while the remaining classes of Certificates were purchased by unrelated parties. In the non-QM securitizations for which the Sponsor was not a wholly-owned subsidiary of the Company, the Company and the applicable Securitization Co-Participants have membership interests in an entity formed for such purpose (the "Participated Risk Retention Vehicle") which purchased, and intends to hold, the requisite amount of each class of Certificate for each applicable non-QM securitization. The Participated Risk Retention Vehicle also purchased the Certificates entitled to excess servicing fees of such Issuing Entities. The remaining Certificates were purchased by the Company, the Securitization Co-Participants, and/or various unrelated parties.
Notwithstanding that the Certificates carry final scheduled distribution dates in November 2059 or later, the applicable Depositor may, at its sole option, purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) the applicable anniversary of the closing date (typically two or three years) of the respective securitization or (2) the date on which the aggregate unpaid principal balance of the applicable Collateral Pool has declined below 30% of the aggregate unpaid principal balance of the applicable Collateral Pool as of the date as of which such loans were originally transferred to the applicable Issuing Entity. The purchase price that the Depositor is required to pay in connection with an Optional Redemption is equal to the sum of the unpaid principal balance of each class of Certificates as of the redemption date and any accrued and unpaid interest thereon. These Optional Redemption rights are held by the applicable Depositor and are deemed to give such Depositor effective control over the loans. In cases where the Depositor was a wholly-owned subsidiary of the Company, the transfers of non-QM loans to each of the Issuing Entities do not qualify as sales under ASC 860-10, and the Company continues to reflect the loans on its Consolidated Balance Sheet in Loans, at fair value. In cases where the Depositor was not wholly-owned or consolidated by the Company, the transfers of loans to the Issuing Entities did qualify as sales in accordance with ASC 860-10.
In the event that certain breaches of representations or warranties are discovered with respect to any underlying loans, the Company could be required to repurchase or replace such loans.
Each Sponsor of the non-QM securitizations also serves as the servicing administrator of its respective securitization, for which it is entitled to receive a monthly fee equal to one-twelfth of the product of (a) 0.03% and (b) the unpaid principal balance of the underlying non-QM loans as of the first day of the related due period. Each such Sponsor in its role as servicing administrator provides direction and consent for certain loss mitigation activities to the third-party servicer of the underlying non-QM loans. In certain circumstances, the servicing administrator will be required to reimburse the servicer for principal and interest advances and servicing advances made by the servicer.

Consolidated non-QM Securitizations
For non-QM securitizations in which the Company owned 100% of the interests in both the applicable Sponsor and Depositor ("Consolidated Residential Mortgage Loan Securitizations"), the Company is deemed to be the primary beneficiary of the Issuing Entities, which are VIEs, and has consolidated the Issuing Entities ("Consolidated Issuing Entities") given the Company's retained interests in each of the securitizations, together with the Optional Redemption rights held by the wholly-owned Depositor and the Company's ability to direct the third-party servicer regarding certain loss mitigation activities. Interest income from these loans and the expenses related to the servicing of these loans are included in Interest income and Investment related expenses—Servicing expense, respectively, on the Consolidated Statement of Operations.
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
The following table details the assets and liabilities of the Consolidated Issuing Entities included in the Company's Consolidated Balance Sheet as of December 31, 2024 and 2023:

(In thousands)	December 31, 2024	December 31, 2023
Assets:
Loans, at fair value	$1,449,266	$1,555,371
Investment related receivables	4,252	1,884
Liabilities:
Other secured borrowings, at fair value	1,318,198	1,424,668
Non-Consolidated Residential Mortgage Loan Securitizations
As described above, the Company has also participated in loan securitizations with various Securitization Co-Participants. For the non-QM securitization which closed in December 2022, the Company and a Securitization Co-Participant each sold loans to a jointly held entity (the "Residential Loan JV") which then transferred the loans to the respective series of the applicable Sponsor, which is wholly-owned by the Residential Loan JV, for further transfer to the applicable Depositor. For the loan securitizations that closed after December 2022, the Company and the Securitization Co-Participants each sold loans directly to the respective series of the applicable Sponsor, for further transfer to the applicable Depositor. The sales by the Company in each instance were accounted for as sales in accordance with ASC 860-10.

The following table provides details on outstanding non-consolidated residential mortgage loan securitizations in which the Company has participated:

Issuing Entity	Closing Date	Principal Balance of Loans Sold By the Company	Principal Balance of Loans Sold By the Securitization Co-Participants	Total Face Amount of Certificates Issued
		(In thousands)
EFMT 2022-4	12/22	$309,998	$55,264	$365,262
EFMT 2023-1	2/23	176,218	154,149	330,367
EFMT 2024-INV1	4/24	194,497	105,955	300,452
EFMT 2024-INV2	10/24	238,247	49,770	288,017
EFMT 2024-NQM1	11/24	189,072	101,406	290,478
EFMT 2024-CES1	12/24	102,642	96,712	199,354
In order to comply with the Risk Retention Rules, the Participated Risk Retention Vehicle purchased a percentage of each of the classes of Certificates issued by the respective Issuing Entities, except for EFMT 2024-CES1 which was exempt from the Risk Retention Rules as all contributed loans were "qualified" loans. The aggregate fair value of the Company's ownership interests in the Residential Loan JV, and respective series of both the Participated Risk Retention Vehicle and Sponsor, was $14.5 million and $8.7 million as of December 31, 2024 and 2023, respectively. Such interests are included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The Company and the Securitization Co-Participants also directly purchased certain of the Certificates issued by the non-consolidated Issuing Entities; the Company subsequently sold various of these Certificates. As of December 31, 2024 and 2023, the fair value of the Company's investment in such Certificates was $28.9 million and $33.0 million, respectively, and is included on the Consolidated Balance Sheet in Securities, at fair value.
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
At June 30, 2024, the Company re-evaluated its interest in the European RMBS Issuer, which is a VIE. As of such date, because the Company has the power to direct the activities that most significantly impact such entities' economic performance, the Company determined that the Company is the current primary beneficiary of this VIE, and therefore the Company has consolidated the European RMBS Issuer. Prior to June 30, 2024, the Company determined that it was not the primary beneficiary of this VIE, and did not consolidate the European RMBS Issuer. As of December 31, 2023, the fair value of the Company's investment in the most subordinate European Debt Tranche was $0.1 million and is included in Securities, at fair value on the Consolidated Balance Sheet.
The following table details the assets and liabilities of the European RMBS Issuer included in the Company's Consolidated Balance Sheet as of December 31, 2024:

(In thousands)	December 31, 2024
Assets:
Cash and cash equivalents	$1,105
Loans, at fair value	39,168
Investment related receivables	1,373
Liabilities:
Other secured borrowings, at fair value	39,638
Investment related payables	1,948

Residential Mortgage Loan Securitizations—Co-Sponsor
In October 2024, the Company entered into various agreements whereby it co-sponsored a $547.0 million securitization of residential mortgage loans (the "Co-Sponsored Securitization") with an unrelated third-party (the Co-Sponsor"). The Company, through a wholly owned subsidiary, purchased residential mortgage loans from the Co-Sponsor that were then transferred to a third party depositor who then transferred the residential mortgage loans to a newly formed entity (the "Co-Sponsored Issuer"). The transfers to the Co-Sponsored Issuer were accounted for as sales in accordance with ASC 860-10. Pursuant to the Co-Sponsored Securitization, the Co-Sponsored Issuer issued various classes of mortgage-backed notes (the "Co-Sponsored Notes") which are backed by the cash flows from the underlying loans.
Notwithstanding that the Co-Sponsored Notes carry a final scheduled payment date of October 2044, the majority holder of the most subordinate Co-Sponsored Notes (the "Option Holder") may, at its sole option, purchase all of the outstanding Co-Sponsored Notes (an "Optional Redemption") following the earlier of (1) the third anniversary of the closing date of the securitization or (2) the date on which the aggregate unpaid principal balance of the underlying residential mortgage loans has declined below 20% of the aggregate unpaid principal balance as of the date on which such loans were originally transferred to the Co-Sponsored Issuer. The purchase price that the Option Holder is required to pay in connection with an Optional Redemption is equal to the sum of the unpaid principal balance of each class of Co-Sponsored Notes as of the redemption date and any accrued and unpaid interest thereon and any applicable fees.
In order to comply with the Risk Retention Rules, the Company purchased a percentage of each of the classes of Co-Sponsored Notes issued by the Co-Sponsored Issuer. Additionally, the Company and other entities managed by Ellington (the "Co-Sponsor Affiliated Participants") directly purchased certain of the Co-Sponsored Notes. As of December 31, 2024, the fair value of the Company's investment in such Co-Sponsored Notes was $48.2 million, and is included in Securities, at fair value on the Consolidated Balance Sheet.
The Company has evaluated its interests in the Co-Sponsored Issuer, which is a VIE. Because the Company does not control the assets of the Co-Sponsored Issuer nor does it have the power to direct the activities that most significantly impact such entities' economic performance, the Company determined that it is not the primary beneficiary of this VIE, and therefore the Company has not consolidated this VIE.
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
As shown in the above table, pursuant to each of the securitizations, the respective Consumer Securitization Issuer issued senior and subordinated notes. Trust certificates representing beneficial ownership of each of the Consumer Securitization Issuers were also issued. In connection with each transaction, through a jointly owned newly formed entity (each a "Consumer Risk Retention Vehicle"), the Company and the Consumer Co-Participants acquired certain of the subordinated notes as well as the trust certificates in the respective Consumer Securitization Issuer. As of December 31, 2024 and 2023, the Company's total interest in the Consumer Risk Retention Vehicles, for which the Company has elected the FVO, was $0.5 million and $2.4 million, respectively. The fair value of the Consumer Risk Retention Vehicles is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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
The debt of the RM Issuing Entities is included in Other secured borrowings, at fair value, on the Consolidated Balance Sheet and is shown net of the RM Notes held by the Company.
The following table provide additional details for the Company's outstanding consolidated Reverse Mortgage Securitizations:

RM Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor	Total Face Amount of RM Notes Issued(1)
		(In thousands)
EFMT 2024-RM1	3/24	$171,412	$208,100
EFMT 2024-RM2	7/24	188,117	232,150
EFMT 2024-RM3	12/24	198,071	243,200
(1)The RM Sponsor purchased various classes of RM Notes issued by each RM Issuing Entity in order to comply with the Risk Retention Rules.

The following table details the assets and liabilities of the RM Issuing Entities included in the Company's Consolidated Balance Sheet as of December 31, 2024:

December 31, 2024
Assets:	(In thousands)
Restricted cash	$14,958
Loans, at fair value	604,771
Liabilities:
Other secured borrowings, at fair value	576,474
Issuance of HMBS
Longbridge is approved as a Title II, non-supervised direct endorsement mortgagee with HUD. Longbridge is also an approved issuer of HMBS whereby it pools HECM loans and issues HMBS securities which are sold to third-parties with only the servicing rights retained. As discussed in Note 5, HMBS are structured whereby the HMBS issuer is required to repurchase loans whenever the outstanding principal balance of such loan reaches 98% of the MCA. In accordance with ASC 860-10, the transfer of the loans to the HMBS securitization vehicle does not qualify as a sale as the Company has not surrendered control over transferred financial assets. As a result, the transfer of the loans is accounted for as secured borrowings for which the Company has elected the FVO. Such secured borrowings are included in HMBS-related obligations, at fair value. The majority of the related collateral is included as a component of Loans, at fair value, on the Consolidated Balance Sheet. The Company recognizes interest expense on such HMBS-related obligations based on the stated coupon rate of the respective HMBS. Interest expense and changes in fair value are recorded in net change related to HMBS obligations, at fair value on the Consolidated Statement of Operations. During the years ended December 31, 2024, 2023, and 2022, the Company pooled HECM loans with an unpaid principal balance of $1.35 billion, $1.39 billion, and $408.2 million, respectively, into HMBS. As of December 31, 2024, the Company was servicing 894 pools of HMBS with an unpaid principal balance of $8.8 billion. As of December 31, 2023, the Company was servicing 974 pools of HMBS with an unpaid principal balance of $8.2 billion.
The Company had entered into a Collaboration and Transfer Agreement, or the "HECM CT Agreement" with a third party. Pursuant to the HECM CT Agreement, the Company purchased HECM loans and the associated MSR from the third party and securitized such loans into HMBS. While the Company was the legal owner and servicer of the HMBS, under the HECM CT Agreement, the third party received a portion of the cash flows generated from the HMBS. The Company retained a base participation fee, along with the right to premiums on subsequent HECM tail securitizations. Additionally, in the event Company was required to repurchase a loan from the HMBS pool, there was a put option repurchase guarantee from the third-party whereby such party was required to repurchase such HECM loans from the Company. The Company recognizes the amount due to/from the third party under the HECM CT Agreement as an asset or a liability (the "Servicing Asset" or "Servicing Liability") which is included in Other Assets or Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company elected the FVO on its Servicing Asset/Liability and changes in value are included in Other Income (Loss). As of December 31, 2023, the Company has a Servicing Asset related to the HECM CT Agreement of $1.3 million, which is included in Accrued expenses and other liabilities and Other Assets, respectively, on the Consolidated Balance Sheet. The HECM CT Agreement was terminated in September 2024 and the Company transferred the related HECM loans and the associated MSR to the third party.
During the years ended December 31, 2024, 2023, and 2022, the Company repurchased HECM loans from HMBS pools, largely consisting of loans subject to 98% of the MCA requirement, with an unpaid principal balance of $339.6 million, $756.6 million, and $121.9 million, respectively. Of these repurchases during the years ended December 31, 2024, 2023, and 2022, $281.5 million, $736.8 million, and $121.0 million, respectively, were subsequently transferred to a third party in accordance with the HECM CT Agreement.

14. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, Other secured borrowings, at fair value, and HMBS-related obligations, at fair value. As of December 31, 2024 and 2023, the Company's total secured borrowings were $13.9 billion and $13.1 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 24 and 26 counterparties as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 563 days. Interest rates on the Company's open repurchase agreements ranged from 3.65% to 7.96% as of December 31, 2024. As of December 31, 2023, remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 513 days. Interest rates on the Company's open repurchase agreements ranged from 4.81% to 8.68% as of December 31, 2023.

The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS, credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), reverse mortgage loans, and U.S. Treasury securities by remaining maturity as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$224,049	4.76%	13	$1,076,710	5.55%	17
31-60 Days	5,006	4.78%	41	15,786	5.81%	49
61-90 Days	7,051	4.97%	85	914	6.16%	72
151-180 Days	2,029	5.19%	161	1,931	6.23%	159
Total Agency RMBS	238,135	4.77%	17	1,095,341	5.55%	18
Credit Assets:
30 Days or Less	400,698	6.68%	8	124,617	6.80%	22
31-60 Days	157,630	6.18%	40	136,434	7.03%	41
61-90 Days	120,108	5.55%	77	82,992	6.85%	74
91-120 Days	130,829	6.39%	115	290,215	7.36%	116
121-150 Days	70,078	7.19%	147	—	—%	—
151-180 Days	33,694	6.06%	166	5,980	6.68%	161
181-364 Days	972,732	6.44%	275	867,983	7.61%	268
> 364 Days	202,379	6.41%	545	58,631	8.61%	513
Total Credit Assets	2,088,148	6.43%	205	1,566,852	7.44%	199
Reverse Mortgage Loans:
31-60 Days	14,833	5.59%	52	—	—%	—
61-90 Days	2,889	5.88%	66	—	—%	—
181-364 Days	12,720	7.36%	263	150,228	7.97%	282
Total Reverse Mortgage Loans	30,442	6.35%	142	150,228	7.97%	282
U.S. Treasury Securities:
30 Days or Less	227,315	4.71%	2	155,016	5.51%	2
Total U.S. Treasury Securities	227,315	4.71%	2	155,016	5.51%	2
Total	$2,584,040	6.12%	169	$2,967,437	6.67%	126
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of December 31, 2024 and 2023, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $3.3 billion and $3.7 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of December 31, 2023, include investments in the amount of $346.6 million that were sold prior to period end but for which such sale had not yet settled; such amount included $341.1 million of Agency RMBS that had been acquired as a result of the Arlington merger and then subsequently sold but for which such sale transaction had not yet settled. As of December 31, 2024, investments transferred as collateral under outstanding borrowings under repurchase agreements did not include any investments that were sold prior to period end but for which such sale had not yet settled. In addition, as of December 31, 2024 and 2023, the Company posted (received) net cash collateral of $5.3 million and $(11.2) million, respectively, to its counterparties. In addition, as of December 31, 2024, additional securities with a fair value of $0.5 million were posted by the Company as a result of margin calls from various counterparties.

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table provides details by counterparty for such counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of total equity as of December 31, 2024 and 2023.
December 31, 2024:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$185,717	230	11.7%
December 31, 2023:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$216,886	246	14.2%
Other Secured Borrowings
In September 2024, the Company entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured revolving borrowing facility, which terminates in January 2026, whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. The facility accrues interest on a floating rate basis. As of December 31, 2024, the Company had outstanding borrowings under this facility in the amount of $34.8 million, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet. As of December 31, 2024, the effective interest rate on this facility, was 8.47% and the fair value of ABS backed by consumer loans collateralizing this borrowing was $59.2 million. There are a number of covenants, including several financial covenants, associated with this borrowing; as of December 31, 2024 the Company was in compliance with all of its covenants.
The Company entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured borrowing facility that included a revolving borrowing period ending in September 2024. As of December 31, 2024, the Company had terminated this facility. As of December 31, 2023, the Company had outstanding borrowings under this facility in the amount of $25.8 million, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet. The facility accrued interest on a floating rate basis, and the effective interest rate on this facility was 9.83% as of December 31, 2023. As of December 31, 2023, the fair value of ABS backed by consumer loans collateralizing this borrowing was $69.8 million. There are a number of covenants, including several financial covenants, associated with this borrowing; as of December 31, 2023, the Company was in compliance with all of its covenants.
The Company has completed securitization transactions, as discussed in Note 13—Residential Mortgage Loan Securitizations—Non-QM loans, whereby it financed portfolios of non-QM loans. As of December 31, 2024 and 2023, the fair value of the Company's outstanding liabilities associated with the Company's Consolidated Residential Mortgage Loan Securitizations was $1.32 billion and $1.42 billion, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the certificates held by third parties was 3.06% and 3.03% as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 and 2023, the fair value of non-QM loans held in the Consolidated Residential Mortgage Loan Securitization trusts was $1.4 billion and $1.6 billion, respectively.
The Company has completed securitization transactions, as discussed in Note 13—Proprietary Reverse Mortgage Loan Securitizations, whereby it financed portfolios of reverse mortgage loans. As of December 31, 2024, the fair value of the Company's outstanding liabilities associated with the Company's Reverse Mortgage Securitizations was $576.5 million, representing the fair value of the RM Notes held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the RM Notes held by third parties was 4.81%. Collateral held in the RM Issuing Entities as of December 31, 2024 includes the fair value of reverse mortgage loans of $604.8 million and $15.0 million of cash held in securitization reserve funds.
As discussed in Note 13—Residential Mortgage Loan Securitizations—European Residential Mortgage Loans, the Company has determined that, beginning June 30, 2024, it is the primary beneficiary of the European RMBS Issuer, resulting in consolidation. As of December 31, 2024, the fair value of the outstanding liabilities of the European RMBS Issuer was $39.6 million, representing the fair value of the European Debt Tranches held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the

European Debt Tranches held by third parties was 7.94%. Collateral held in the European RMBS Issuer as of December 31, 2024 includes the fair value of residential mortgage loans of $39.2 million and $1.1 million of cash.
The Company has various warehouse lines of credit which it uses to finance its portfolio of reverse mortgage loans prior to them being sold or pooled into HMBS. There are a number of covenants, including several financial covenants, associated with these lines of credit; as of December 31, 2024 and 2023, the Company was in compliance with all of these covenants. As of December 31, 2024 and 2023, the Company had outstanding borrowings under these financing lines of $170.4 million and $160.1 million, respectively, which is included on the Company's Consolidated Balance Sheet in Other secured borrowings. The following table provides details for each of the warehouse lines of credit.

		December 31, 2024			December 31, 2023
	Maturity	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate
		(In thousands)			(In thousands)
Facility A	May 2025	$57,646	$68,209	7.09%	$83,393	$99,340	8.95%
Facility B	April 2025	112,748	124,705	7.07%	76,717	88,251	8.21%
		$170,394	$192,914	7.08%	$160,110	$187,591	8.60%
The Company entered into an agreement to finance a portfolio of HECM tail draws prior to being sold or pooled into HMBS. This facility matures in May 2025, and accrues interest on a floating-rate basis. As of December 31, 2024 and 2023, the Company's outstanding borrowings under this facility was $19.0 million and $18.7 million, respectively, which are included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 8.00% and 9.00% as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the fair value of HECM tail draws collateralizing this borrowing was $30.1 million and $29.2 million, respectively, which are included in Loans, at fair value on the Consolidated Balance Sheet. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both December 31, 2024 and 2023, the Company was in compliance with all of its covenants.
The Company entered into a line of credit agreement to finance its portfolio of HMBS-related MSRs. This facility was fully repaid in November 2024. As of December 31, 2023, the Company's outstanding borrowings under this facility were $26.6 million, which are included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 10.46% as of December 31, 2023. As of December 31, 2023, the fair value of MSRs collateralizing this borrowing was $88.4 million. There are a number of covenants, including several financial covenants, associated with this borrowing; as of December 31, 2023, the Company was in compliance with all of its covenants.
As discussed in Note 5—Reverse Mortgage Loans, the Company is a party to various agreements with the MLPS Counterparty, which provide for the financing of certain HECM Buyout Loans. This facility was executed in March 2023 with a three-year term and accrues interest on a floating-rate basis. As of December 31, 2024 and 2023, the Company's outstanding borrowings under this facility were $14.3 million and $14.7 million, which are included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 6.85% and 7.59% as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the fair value of HECM Buyout Loans collateralizing this borrowing was $14.4 million and $14.9 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of December 31, 2024 and 2023, the Company was in compliance with all of its covenants.
HMBS-related Obligations
As discussed in Note 13—Proprietary Reverse Mortgage Loan Securitizations, the Company issues pools of HMBS which are accounted for as secured borrowings. As of December 31, 2024 and 2023, the Company had HMBS-related obligations, at fair value of $9.2 billion and $8.4 billion, respectively. As of December 31, 2024 and 2023, such HMBS-related obligations are secured by $9.2 billion and $8.5 billion, respectively, of HECM loans, REO, and HMBS-related claims or other receivables. The weighted average interest rate on the Company's HMBS-related obligations was 5.90% and 6.46% as of December 31, 2024 and 2023, respectively.

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
There are a number of covenants, including several financial covenants, associated with the Senior Notes; as of both December 31, 2024 and 2023, the Company was in compliance with all of its covenants for its outstanding Senior Notes. The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.
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

Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of December 31, 2024:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	HMBS-related Obligations(3)	Unsecured Borrowings(1)	Total
(In thousands)
Next Twelve Months	$2,381,661	$496,362	$1,136,058	$34,931	$4,049,012
Year 2	202,379	337,147	1,002,567	37,750	1,579,843
Year 3	—	272,197	899,100	210,000	1,381,297
Year 4	—	248,017	938,308	—	1,186,325
Year 5	—	231,084	1,263,164	—	1,494,248
Total	$2,584,040	$1,584,807	$5,239,197	$282,681	$9,690,725
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $782.1 million, $527.1 million, and $22.3 million of expected principal repayments related to the Company's consolidated non-QM, reverse mortgage loan, and European Mortgage Loan securitizations, respectively, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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
The following table details the tax characteristics of the Company's dividends declared on its shares of common and preferred stock for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
Tax Characteristic	2024	2023	2022
Ordinary income	84.1%	71.3%	69.0%
Return of capital	14.8%	28.2%	30.4%
Capital gains	1.1%	0.5%	0.6%
	100.0%	100.0%	100.0%
Certain foreign and domestic subsidiaries of the Company have elected to be treated as TRSs and therefore are taxed as corporations for U.S. federal, state, and local income tax purposes. To the extent that those entities incur, or are expected to incur, U.S. federal, state, or local income taxes, or foreign income taxes, such tax expense is recognized by the Company.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the years ended December 31, 2024, 2023, and 2022, the Company recorded income tax expense (benefit) of $0.6 million, $0.5 million, and $(17.7) million, respectively. The Company evaluates its deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income. Based upon the available evidence at December 31, 2024, the Company determined that it was more likely than not that the deferred tax assets of its TRS would not be utilized in future periods; a valuation allowance of $71.3 million was recorded to fully reserve against these deferred tax assets.

The following table summarizes the Company's (benefit) provision for income tax for the years ended December 31, 2024, 2023, and 2022.

	As of December 31,
(In thousands)	2024	2023	2022
Current provision for income tax
Federal	$(167)	$—	$—
State	779	457	—
Total current provision for income tax, net	612	457	—
Deferred (benefit) provision for income tax (1)
Federal	—	—	(13,229)
State	—	—	(4,487)
Total deferred (benefit) provision for income tax, net	—	—	(17,716)
Total (benefit) provision for income tax	$612	$457	$(17,716)
(1)Includes income tax expense (benefit) of $(2.9) million from a bargain purchase gain for the year ended December 31, 2022.
The following table details the components of the Company's net deferred tax asset (liability) at December 31, 2024 and 2023.

	As of December 31,
(In thousands)	2024	2023
Deferred tax asset
Net operating loss available for carry-back and carry-forward(1)(2)	$92,543	$84,185
Net capital loss carry-forward(2)	10,511	12,746
Basis difference for investments	(31,730)	(13,001)
Valuation allowance	(71,324)	(83,930)
Deferred tax asset	—	—
Deferred tax liability
Basis difference for investments	—	—
Valuation allowance	—	—
Deferred tax liability	—	—
Net deferred tax asset (liability), net of valuation allowance	$—	$—
(1)Includes state net operating losses available for carry-back and carry-forward as of December 31, 2024 and 2023 of $29.5 million and $20.8 million, respectively. These deferred tax assets were fully offset by a valuation allowance.
(2)Includes deferred tax assets for net operating losses of $45.1 million and net capital loss carry-forwards of $35.9 million related to the Arlington Merger. Of the deferred tax assets relating to net capital loss carry-forwards acquired, $28.0 million expired as of December 31, 2023.
The net operating loss and net capital loss carry-forward balances as of December 31, 2024 and 2023, shown in the table above, are related to pretax U.S. federal and state net operating loss of $329.9 million and $322.5 million, respectively, for December 31, 2024 and 2023, and pretax U.S. federal and state net capital loss carry-forwards of $37.5 million and $48.8 million, respectively, for December 31, 2024 and 2023. If not utilized, certain U.S. federal and state net operating loss and net capital loss carry-forwards will expire between 2026 and 2028, whereas others have an unlimited carryforward period.

The following table details the reconciliation between the Company's U.S. federal and state statutory income tax rate and the effective tax rate for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.00%	21.00%	21.00%
State statutory rate, net of federal benefit	0.53%	0.54%	4.41%
Income attributable to non-controlling interests	(0.16)%	(0.76)%	0.07%
REIT earnings not subject to corporate taxes	(18.30)%	(29.58)%	2.72%
Deferred tax loss	—%	—%	3.22%
Bargain purchase gain	—%	—%	2.37%
Change in valuation allowance	(8.54)%	9.34%	(13.85)%
Prior period adjustment	5.88%	—%	—%
Effective tax rate	0.41%	0.54%	19.94%
Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2024 or 2023. Tax authorities in the relevant jurisdictions may select the Company's tax returns for audit and propose adjustments before the expiration of the statute of limitations. Tax returns filed for the Company's open tax years or any ongoing audits remain open to adjustment in the major tax jurisdictions.
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
For the year ended December 31, 2024, the total base management fee incurred was $23.5 million, consisting of $23.8 million of total gross base management fee incurred, less $0.3 million of management fee rebates. For the year ended December 31, 2023, the total base management fee incurred was $20.4 million, consisting of $20.9 million of total gross base management fee incurred, less $0.5 million of management fee rebates. For the year ended December 31, 2022, the total base management fee incurred was $16.8 million, consisting of $18.5 million of total gross base management fee incurred, less $1.6 million of management fee rebates. See "—Participation in CLO Transactions" and "—Investment in Affiliate" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of December 31, 2023, there was a Loss Carryforward of $22.1 million; there was no Loss Carryforward as of December 31, 2024.
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
The Company did not accrue an incentive fee for any of the years ended December 31, 2024, 2023, or 2022, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the years ended December 31, 2024, 2023, and 2022, the Company reimbursed the Manager $30.0 million, $21.9 million, and $16.2 million, respectively, for previously incurred operating expenses. As of December 31, 2024 and 2023, the outstanding payable to the Manager for operating expenses was $2.4 million and $5.2 million, respectively, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
Transactions Involving Investments in Unconsolidated Entities—Certain Loan Originators
As of December 31, 2024 and 2023, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator (the "Related-Party MLPA") in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both December 31, 2024 and 2023, there were no advances outstanding. The Company has also entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 24, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements and certain loan purchase commitments under the Related-Party MLPA. Additionally, as of December 31, 2023, the Company held warrants to purchase 8.28 million shares with a fair value of $10.3 million, which were included in Investments in unconsolidated entities on the Consolidated Balance Sheet. In March 2024, the Company exercised such warrants in exchange for Class B Common Stock of the mortgage loan originator. As of December 31, 2024 and 2023, the fair value of the Company's investment in this mortgage loan originator was $33.6 million and $23.8 million, respectively.
The Company is a party to an agreement with another mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria (the "Related Party Loan Purchase Agreement"). As of December 31, 2024, the fair value of the Company's investment in such mortgage loan originator was $1.5 million.
In November 2023, the Company entered into various agreements with a residential mortgage loan originator (the "RTL Originator") in which it holds a non-controlling equity investment. Under the terms of such agreements, the Company has the option to purchase additional non-controlling equity interests at certain valuation thresholds. The Company also entered into a Commitment Letter Agreement (the "RTL Commitment Agreement") whereby it committed to purchase eligible loans originated by the RTL Originator; see Note 24, Commitments and Contingencies, for further information on the Company's commitment under the RTL Commitment Agreement. The RTL Originator has been determined to be a VIE. The Company has evaluated the RTL Originator and determined that the Company is not the primary beneficiary of the RTL Originator. As of both December 31, 2024 and 2023, the fair value of the Company's non-controlling equity investment in the RTL Originator was $0.6 million, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
In November 2024, the Company entered into various agreements with another residential mortgage loan originator (the "Residential Originator") which included acquiring a minority stake in such originator. Under the terms of such agreements, the Company provided financing, in the form of a secured promissory note (the "Residential Originator Note"), under which the Residential Originator can borrow up to $9.0 million. The Residential Originator Note is subject to an interest rate of 10% per annum through May 2025 and then 15% per annum until maturity on December 1, 2029. As of December 31, 2024, the outstanding balance and fair value of the Residential Originator Note was $8.5 million, which is included in Loans, at fair value on the Consolidated Balance Sheet. The Company also entered into a Forward Commitment Letter Agreement (the "Residential Commitment Agreement") whereby it committed to purchase eligible loans originated by the Residential Originator; see Note 24, Commitments and Contingencies, for further information on the Company's commitment under the Residential Commitment Agreement and the Residential Originator Note. The Residential Originator has been determined to be a VIE. The Company has evaluated the Residential Originator and determined that the Company is not the primary beneficiary of the Residential Originator. As of December 31, 2024, the fair value of the Company's non-controlling equity investment in the Residential Originator was $2.5 million.
The Company holds an investment in common and preferred stock of a consumer loan originator (the "Consumer Loan Originator"). An employee of Ellington has a less-than-10% equity interest in, and serves on the board of, this consumer loan originator. Another employee of Ellington, who serves as an officer of the Company, also serves on the board, as the Company's representative. The Company, through a related party of Ellington, or the "Loan Purchaser," was a party to a consumer loan purchase and sale flow agreement with the "Consumer Loan Originator, whereby the Loan Purchaser purchased consumer loans that satisfied certain specified criteria (the "Legacy PSFA"). The Company had investments in participation certificates related to such consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company had beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $74.2 million as of December 31, 2023, which is included in Securities, at fair value on the Consolidated Balance Sheet. In September 2024, the Company, through a wholly-owned trust subsidiary, and the Consumer Loan Originator, entered into an amended consumer loan purchase and sale flow agreement (the "Amended PSFA") whereby the Company purchases consumer loans that satisfy certain specified criteria. The Company also entered into an agreement with the Loan Purchaser whereby the Company acquired the consumer loans titled in the name of the Loan Purchaser purchased under the Legacy PSFA from the Loan Purchaser. The Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses, including financing expenses. As discussed in Note 14, the Company has entered into a secured revolving borrowing facility to finance its consumer loans. As of December 31, 2024, the total fair value of the Company's beneficial interests was $60.2 million, which is included in Securities, at fair value on the Consolidated Balance Sheet.
The following table provides details of financing that the Company has provided, in the form of secured promissory notes, to certain other loan origination-related entities in which the Company also holds equity investments:

Effective Date of Promissory Note	Maturity Date of Promissory Note		Interest Rate as of		Outstanding Borrowings as of		Fair Value(1) as of
		Maximum Borrowing	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
		(In thousands)			(In thousands)
May 2021(2)	December 31, 2025	$6,000	12.0%	9.0%	$1,000	$2,335	$1,000	$2,335
February 2022	January 31, 2025	750	7.0%	7.0%	625	575	625	575
December 2022	December 16, 2024	3,500	n/a	15.0%	—	1,644	—	1,233
(1)Classified as a Corporate loan and is included in Loans, at fair value on the Consolidated Balance Sheet.
(2)Convertible into non-voting equity interests, at the option of the borrower, at any time prior to maturity.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchased certain of its consumer loans through an affiliate, or the "Purchasing Entity," under various purchase agreements. The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trust was $0.4 million and $1.6 million as of December 31, 2024 and 2023, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $2.1 billion and $1.6 billion as of December 31, 2024 and 2023, respectively.
The Company is a co-investor in certain commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of December 31, 2024 and 2023, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $102.2 million and $63.7 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Consolidated Balance Sheet.
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
Equity Investment in Unconsolidated Entity
The Company is a co-investor, together with other affiliates of Ellington, in Jepson Holdings Limited ("Jepson"), the parent of an entity (the "Jepson Risk Retention Vehicle") that has sponsored various European mortgage loan securitizations. The Jepson Risk Retention Vehicle is expected to hold certain of the notes it issues for each securitization it completes in order to comply with European risk retention rules. As of December 31, 2024 and 2023, the Company's equity investment in Jepson Holdings Limited had a fair value of $0.3 million and $0.6 million, respectively. See Note 8 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of December 31, 2024 and 2023, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $734.0 million and $560.5 million, respectively. The Company's segregated silo of this debt as of December 31, 2024 and 2023, was $202.6 million and $165.9 million, respectively, and is included under the caption Repurchase agreements on the Company's Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both December 31, 2024 and 2023, no party to any of the repurchase agreements was in default.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the years ended December 31, 2024, 2023, and 2022, the amount of such management fee rebates was $0.3 million, $0.5 million, and $1.6 million, respectively.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of December 31, 2023, the Company's investment in such warehouse facilities was $0.2 million, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities. The Company no longer had interests in such warehouse facilities as of December 31, 2024.
During the years ended December 31, 2024, 2023, and 2022, the Company purchased $1.2 million, $1.4 million, and $8.4 million, respectively, of various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations. Such purchases are effected at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitizations.

Investment in Affiliate
The Company has an investment in the common shares of Ellington Real Estate Income Trust, Inc. (the "Affiliated REIT"), which is an affiliate of the Company managed by an affiliate of Ellington (the "Affiliate REIT Manager"). The Company, Ellington, and various unrelated third parties (collectively, the "Affiliated REIT Founding Investors") have entered into various agreements committing to invest in the common stock of the Affiliated REIT. As of December 31, 2024, the Company had contributed $18.8 million and its remaining commitment to fund capital calls was $6.3 million; see Note 24—Commitments to Affiliate. As of December 31, 2024, the fair value of the Company's investment in the Affiliated REIT was $19.1 million. In accordance with the management agreement between the Affiliated REIT and the Affiliate REIT Manager (the "REIT Management Agreement"), investors pay a quarterly base management fee and, if certain performance hurdles are met, a performance fee. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fee and performance fee payable to the Affiliated REIT Manager; for the year ended December 31, 2024, the amount of such management fee rebates was $11 thousand.
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
17. Long-Term Incentive Plan Units
OP LTIP Units issued under the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans is presented in Compensation and benefits, on the Statement of Operations. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the years ended December 31, 2024, 2023, and 2022 was $1.1 million, $1.3 million, and $1.4 million, respectively.
The below table details unvested OP LTIP Units as of December 31, 2024:

Grant Recipient	Number of Unvested OP LTIP Units	Grant Date	Vesting Date(1)
Directors:
	16,756	September 11, 2024	September 10, 2025
Dedicated or partially dedicated personnel:
	17,538	December 14, 2023	December 14, 2025
	39,740	March 19, 2024	December 31, 2025
	30,443	December 12, 2024	December 12, 2025
	18,383	December 12, 2024	December 12, 2026
Total unvested OP LTIP Units at December 31, 2024	122,860
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.

The following tables summarize issuance and exercise activity of OP LTIP Units for the years ended December 31, 2024, 2023, and 2022:

	Year Ended
	December 31, 2024			December 31, 2023			December 31, 2022
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (December 31, 2023, 2022, and 2021, respectively)	365,518	383,437	748,955	365,518	404,055	769,573	365,518	310,295	675,813
Granted	—	122,078	122,078	—	70,301	70,301	—	97,826	97,826
Exchanged for Restricted Shares	—	(16,756)	(16,756)	—	—	—	—	—	—
Exercised	—	(7,657)	(7,657)	—	(90,919)	(90,919)	—	(4,066)	(4,066)
OP LTIP Units Outstanding (December 31, 2024, 2023, and 2022, respectively)	365,518	481,102	846,620	365,518	383,437	748,955	365,518	404,055	769,573
OP LTIP Units Unvested and Outstanding (December 31, 2024, 2023, and 2022, respectively)	—	122,860	122,860	—	85,009	85,009	—	113,615	113,615
OP LTIP Units Vested and Outstanding (December 31, 2024, 2023, and 2022, respectively)	365,518	358,242	723,760	365,518	298,428	663,946	365,518	290,440	655,958
On December 27, 2024, certain of the Company's directors elected to exchange 16,756 unvested OP LTIP Units for Restricted Shares.
There were an aggregate of 1,317,102 and 1,439,180 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of December 31, 2024 and 2023, respectively.
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
As of December 31, 2024, the Convertible Non-controlling Interests consisted of the outstanding 846,620 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.8% in the Operating Partnership. As of December 31, 2023, the Convertible Non-controlling Interests consisted of the outstanding 748,955 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.7% in the Operating Partnership. As of December 31, 2024 and 2023, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $12.2 million and $11.1 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of December 31, 2024 and 2023, the joint venture partners' interests in subsidiaries of the Company were $8.0 million and $4.9 million, respectively.

The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
Non-Controlling Interests in Longbridge
As of December 31, 2023, the Company owned 99.6% of Longbridge; the remainder relates to units held by various executives at Longbridge (the "Longbridge Executive Unit Holders") and stock options issued to various Longbridge employees (collectively, the "Longbridge Minority Holders"). Units held by the Longbridge Executive Unit Holders and exercised stock options participate in the income, expense, gains and losses of Longbridge but do not participate in the income, expense, gains and losses of the Operating Partnership. The Longbridge Minority Holders' interests are not convertible into shares of common stock of the Company or OP Units, nor are the Longbridge Minority Holders' entitled to receive distributions that holders of shares of common stock of the Company receive. Total expense associated with such options is presented under Compensation and benefits on the Statement of Operations. As of December 31, 2023, the Longbridge Minority Holders' interests in Longbridge were $2.4 million. In September 2024, the Company executed the buyout of the Longbridge Minority Holders' interests and at December 31, 2024, Longbridge was a wholly owned subsidiary of the Company. These transactions are reflected on the Consolidated Statement of Changes in Equity in Cancellation of employee stock options and Purchase of non-controlling interests.
19. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2024 and 2023, the total amount of cumulative preferred dividends in arrears was $4.7 million and $4.0 million, respectively.
As of December 31, 2024 and 2023, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
As of December 31, 2024 and 2023, there were 4,820,421 shares of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.
As of December 31, 2024 and 2023, there were 4,000,000 shares of 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series C Preferred Stock") outstanding. The 4,000,000 shares of Series C Preferred Stock were issued during the year ended December 31, 2023 and provided $96.5 million of net proceeds after $3.5 million of commissions and offering costs.
As of December 31, 2024 and 2023, there were 379,668 shares of 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock, $0.01 par value per share ("Series D Preferred Stock") outstanding. As of December 31, 2023, there were 957,133 shares of 8.250% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series E Preferred Stock") outstanding. The Company fully redeemed the Series E Preferred Stock in December 2024 and withdrew the listing of such registered shares from the NYSE.
On January 20, 2022, the Company commenced an "at-the-market" offering for our Series A Preferred Stock and Series B Preferred Stock, or the "Preferred ATM Program," by entering into equity distribution agreements with sales agents under which it is authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. During the year ended December 31, 2022, the Company issued 20,421 shares of Series B Preferred Stock, which provided $0.5 million of net proceeds after $23 thousand of commissions and offering costs. The Company did not issue any shares of preferred stock under the Preferred ATM Program during either of the years ended December 31, 2024 or 2023. As of December 31, 2024, the Company had remaining authorization under the Preferred ATM Program of $99.5 million.
The Company's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, (collectively the "Series Preferred Stock") rank senior to its common stock and Convertible Non-controlling Interests. Each Series Preferred Stock ranks on a parity with all other Series Preferred Stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution, or winding up of the Company.
Series A
The Company's Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. The Series A Preferred Stock became redeemable by the Company on October 30, 2024. Holders of the Company's Series A Preferred Stock generally do not have any voting rights.
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
Series E
The Series E Preferred Stock became redeemable by the Company on March 30, 2024 and was fully redeemed on December 13, 2024. Prior to redemption, holders of the Series E Preferred Stock were entitled to receive cumulative cash dividends (i) from and including September 30, 2023 to but not including March 30, 2024, at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 per share liquidation preference. The final cash dividend was distributed on December 13, 2024.
Common Stock
The Company has authorized 300,000,000 shares of common stock, $0.001 par value per share as of December 31, 2024. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding. As of December 31, 2024 and 2023, there were 90,678,492 and 83,000,488 shares of common stock outstanding, respectively.
On December 27, 2024, certain of the Company's directors exchanged 16,756 unvested OP LTIP Units for Restricted Shares on a one-for-one basis in accordance with the Company's 2017 Equity Incentive Plan.
The Company has an "at-the-market" offering program for shares of its common stock, or the "Common ATM Program,"

by entering into equity distribution agreements with sales agents. Under the current equity distribution agreements the Company is authorized to offer and sell up to $300.0 million of common stock from time to time. During the year ended December 31, 2024, the Company issued 7,715,891 shares of common stock under the Common ATM Program which provided $99.6 million of net proceeds after $1.4 million of agent commissions and offering costs. During the year ended December 31, 2023, the Company issued 9,140,986 shares of common stock under the Common ATM Program which provided $122.1 million of net proceeds after $1.4 million of agent commissions and offering costs. During the year ended December 31, 2022, the Company issued 6,459,070 shares of common stock under the Common ATM Program which provided $99.2 million of net proceeds after $1.3 million of agent commissions and offering costs. As of December 31, 2024, the Company had a remaining authorization to issue $300.0 million of common shares.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Shares of Common Stock Outstanding (as of December 31, 2023, 2022, and 2021, respectively)	83,000,488	63,812,215	57,458,169
Share Activity:
Shares of common stock issued	7,715,891	20,181,690	6,459,070
Shares of common stock issued in connection with incentive fee payment	—	—	19,094
Shares of common stock repurchased	(62,300)	(1,084,336)	(128,184)
OP LTIP Units exercised	7,657	90,919	4,066
OP LTIP Units exchanged for common shares	16,756	—	—
Shares of Common Stock Outstanding (as of December 31, 2024, 2023, and 2022, respectively)	90,678,492	83,000,488	63,812,215
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of December 31, 2024 and December 31, 2023, the Company's issued and outstanding shares of common stock would increase to 91,571,472 and 83,795,803 shares, respectively.
In March 2023, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to $50 million of the Company's common stock (the "2023 Repurchase Plan"), which extended the Company’s ability to repurchase common stock beyond the 1.55 million shares authorized under the previous plan. The 2023 Repurchase Plan is open-ended in duration and allow the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases under the 2023 Repurchase Plan are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the year ended December 31, 2024, the Company repurchased 62,300 shares at an average price per share of $11.00 and a total cost of $0.7 million. During the year ended December 31, 2023, the Company repurchased 1,084,336 shares at an average price per share of $11.39 and a total cost of $12.4 million. As of December 31, 2024, the Company has authorization to repurchase an additional $45.1 million of the Company's common stock under the 2023 Repurchase Plan.
Distributions to Stockholders
The following table summarizes cash dividends declared by the Company on its common and preferred stock during the years ended December 31, 2024, 2023, and 2022:

(In thousands, except per share amounts)	Year Ended December 31,
	2024		2023		2022
Class of Stock	Amount	Per Share	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$8,491	$1.91	$7,764	$1.69	$7,764	$1.69
Series B Preferred Stock	7,532	1.56	7,532	1.56	7,532	1.56
Series C Preferred Stock	8,625	2.16	8,481	2.12	—	—
Series D Preferred Stock	664	1.75	166	0.44	—	—
Series E Preferred Stock	2,385	2.49	494	0.52	—	—
Common Stock	140,924	1.60	124,839	1.80	109,641	1.80

20. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Year Ended December 31,
(In thousands except share amounts)	2024	2023	2022
Net income (loss) attributable to common stockholders	$117,829	$60,902	$(85,339)
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	1,140	730	(1,082)
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	118,969	61,632	(86,421)
Dividends declared:
Common stockholders	(139,582)	(123,381)	(108,263)
Convertible Non-controlling Interests	(1,342)	(1,458)	(1,378)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(140,924)	(124,839)	(109,641)
Undistributed (Distributed in excess of) earnings:
Common stockholders	(21,753)	(62,479)	(193,602)
Convertible Non-controlling Interests	(202)	(728)	(2,460)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$(21,955)	$(63,207)	$(196,062)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	86,854,729	68,252,096	59,852,647
Weighted average Convertible Non-controlling Interest Units outstanding	836,958	811,067	763,043
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	87,691,687	69,063,163	60,615,690
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$1.60	$1.80	$1.80
Undistributed (Distributed in excess of)	(0.24)	(0.91)	(3.23)
	$1.36	$0.89	$(1.43)
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$1.60	$1.80	$1.80
Undistributed (Distributed in excess of)	(0.24)	(0.91)	(3.23)
	$1.36	$0.89	$(1.43)
(1)For the years ended December 31, 2024, 2023, and 2022, excludes net income (loss) of $1.1 million, $3.1 million, and $0.3 million, respectively, attributable to joint venture partners and Longbridge, as applicable, which have non-participating interests as described in Note 18.
21. Restricted Cash
Restricted cash represents cash that the Company can use only for specific purposes. As of December 31, 2024, the Company had $16.6 million of restricted cash including cash balances that are restricted under a warehouse line of credit agreement and cash held in securitization reserve funds. As of December 31, 2023, the Company had $1.6 million of restricted cash including cash balances that are restricted under a warehouse line of credit agreement.
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

The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2024 and 2023.
December 31, 2024:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$184,395	$(70,064)	$—	$(50,200)	$64,131
Reverse repurchase agreements	336,743	(161,956)	(174,787)	—	—
Liabilities
Financial derivatives–liabilities	(71,024)	70,064	—	956	(4)
Repurchase agreements	(2,584,040)	161,956	2,416,773	5,311	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2024 was $3.3 billion. As of December 31, 2024, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $4.0 million and $(0.1) million, respectively.
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

23. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of December 31, 2024 and 2023.
December 31, 2024:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$192,387	7	55.4%
Collateral on repurchase agreements held by dealers(2)	3,271,047	24	18.1%
Due from brokers	22,186	17	25.5%
Receivable for securities sold(3)	3,836	5	75.2%
(1)Each counterparty is a financial institution that the Company believes to be creditworthy as of December 31, 2024.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both December 31, 2024 and December 31, 2023, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $288.4 million and $288.0 million as of December 31, 2024 and December 31, 2023, respectively.
Loan Purchase Commitments
The Company is party to mortgage loan purchase and sale flow agreements with various loan originators, or "MLPAs." The Company had commitments, subject to completion of satisfactory due diligence and other terms of the respective MLPA, to purchase residential mortgage loans with a principal balance of $352.7 million. As of December 31, 2024, the fair value of the Company's loan purchase commitments was $(1.6) million, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Commitments and Contingencies Related to Investments in Loan Originators
In connection with certain of its investments in mortgage and consumer loan originators, the Company has outstanding commitments and contingencies as described below.
As described above in —Loan Purchase Commitments, the Company has entered into various MLPAs, including the Related-Party MLPA, as described in Note 16, under which it commits to purchase non-QM loans from a certain mortgage loan originator. As of December 31, 2024, the Company had commitments, subject to the terms of the Related-Party MLPA, to purchase non-QM loans with a principal balance of $25.6 million. As of December 31, 2024, the fair value of such loan purchase commitments was $(0.2) million, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company has also entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million as of both December 31, 2024 and 2023 and there were no such borrowings outstanding as of either date. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. As of December 31, 2024 and 2023, the estimated fair value of such guarantee was insignificant.
As described above in —Loan Purchase Commitments, the Company has entered into various MLPAs, including the Related Party Loan Purchase Agreement, as described in Note 16, under which it commits to purchase RTL and non-QM loans from a certain mortgage loan originator. As of December 31, 2024, the Company had commitments, subject to the terms of the Related-Party MLPA, to purchase non-QM loans with a principal balance of $52.4 million. As of December 31, 2024, the fair value of such loan purchase commitments was $(0.4) million, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
As described in Note 16, the Company entered into various secured promissory notes with certain loan originators in which it also holds equity interests. As of December 31, 2024 and 2023, the Company had unfunded commitments related to such secured promissory notes of $5.6 million and $5.5 million, respectively.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which it has an equity investment, under a promissory note. The Company's maximum guarantees were capped at $15.5 million. As of December 31, 2023, the amount of the promissory note outstanding, for which the Company provided a guarantee, was $1.0 million; no such amounts were outstanding as of December 31, 2024.
As discussed in Note 16, under the terms of the RTL Commitment Agreement, the Company committed to purchase at least $500 million of eligible loans originated by the RTL Originator. As of December 31, 2024 and December 31, 2023, the Company has unfunded commitments under the RTL Commitment Agreement of $369.0 million and $475.4 million, respectively.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of December 31, 2024 and December 31, 2023, the Company had unfunded commitments related to such investments in the amount of $2.6 million and $3.0 million, respectively.
The Company had extended a line of credit whereby the borrower can draw funds up to $1.0 million. As of December 31, 2023, the Company had unfunded commitments related to such line of credit in the amount of $0.9 million; the Company had no remaining commitment as of December 31, 2024.
Commitments to Affiliate
As discussed in Note 16, the Company has committed to invest in the common shares of the Affiliated REIT. As of December 31, 2024, the Company had contributed $18.8 million and its remaining commitment to fund capital calls was $6.3 million.
Commitments to Extend Credit
The Company enters into loan commitment arrangements with borrowers who have applied for reverse mortgage loans that have not yet closed. As of December 31, 2024 and 2023, the fair value of such commitments was $6.7 million and $2.6 million, respectively, which is reflected in Loan commitments on the Consolidated Balance Sheet.
The Company is required to fund further borrower advances for loans where the borrower has not fully drawn down all of the reverse mortgage loan proceeds available to them. As of December 31, 2024 and 2023, the Company had unfunded commitments related to such reverse mortgage loans of $2.1 billion and $1.9 billion, respectively. Additionally, the Company has the obligation to advance various other reverse mortgage loan-related amounts such as the borrowers' property taxes and, in the case of HECM reverse mortgage loans, monthly insurance premiums to FHA.
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
Lease Commitments
Longbridge, a consolidated subsidiary of the Company, leases office space and office equipment, under various operating lease arrangements, which expire on various dates through January 2035. Additionally, as a result of the Arlington Merger, the Company assumed the remaining lease for Arlington's principal office space which expired in October 2024. As discussed in Note 2, the Company makes various assumptions and estimates in recognizing the operating lease ROU assets and corresponding lease liabilities, including the expected lease term, incremental borrowing rate, and identifying lease and non-lease components. Total expense under all operating leases amounted to $1.5 million, $1.2 million, and $0.2 million for the years ended December 31, 2024, 2023, and 2022 respectively. Such expense is included in Other expenses on the Consolidated Statement of Operations.
The following table provides details of the Company's outstanding leases as of December 31, 2024 and December 31, 2023.

($ in thousands)	December 31, 2024	December 31, 2023
ROU assets	$5,161	$3,279
Lease liabilities	5,704	3,524
Weighted average remaining term (in years)	7.2	5.1
Weighted average discount rate	8.87%	7.31%
The following table details contractual future minimum lease payments as of December 31, 2024.

Minimum Payments
(In thousands)
Year ended December 31, 2025	$1,252
Year ended December 31, 2026	1,247
Year ended December 31, 2027	1,150
Year ended December 31, 2028	929
Year ended December 31, 2029	948
Thereafter	2,518
Total	8,044
Less: implied interest payments	(2,340)
Lease Liability	$5,704
25. Segment Reporting
An operating segment is defined as a component of an entity that (i) engages in business activities from which revenues are recognized and expenses incurred, (ii) has discrete financial information available, and (iii) is evaluated on a regular basis by the Chief Operating Decision Maker (the "CODM") for decision-making purposes, including investment and operating decisions, including capital and resource allocation decisions; and communicates results, strategy, and other relevant information to the Board of Directors and shareholders. The Company's CODM is, collectively, its Chief Executive Officer and President and its Co-Chief Investment Officers.
The Company has determined that it has two reportable segments, the Investment Portfolio Segment and the Longbridge Segment. The Company’s CODM assesses each segment’s performance and makes investment and operating decisions, based on each segment's contribution of net income, among other metrics.
As discussed in Note 1, the Investment Portfolio Segment includes a diverse array of the Company's financial assets, as well as associated financing, hedging, and various allocable expenses. The Longbridge Segment is focused on the origination and servicing of, and investment in, reverse mortgage loans, including associated financial assets, financing, hedging, and allocated expenses.
Income and expense items that are not directly allocable to either segment are included in Corporate/Other as reconciling items to our consolidated financial statements. These unallocable items include: (i) all income and expense items related to the Company's Unsecured borrowings, at fair value and preferred stock outstanding, including any hedges related thereto; (ii) management and incentive fees; (iii) income tax expense (benefit); (iv) certain compensation and benefits expenses, professional fees, administrative and custody fees, non-cash equity compensation; and (v) interest income (expense) on cash margin.
The following tables present the Company's results of operations by reportable segment for the years ended December 31, 2024, 2023, and 2022, and various reconciling items to the Company's results of operations overall. Other segment expenses may include professional, administrative, and custody fees, technology- and data-related expenses, marketing expenses, licensing fees, rent and miscellaneous office expenses.

	Year Ended December 31, 2024
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$358,308	$50,660	$7,047	$416,015
Total other income (loss)	28,621	156,549	(15,932)	169,238
Significant expenses:
Interest expense	(216,144)	(45,187)	(18,275)	(279,606)
Base management fee to affiliate (net of fee rebates)	—	—	(23,460)	(23,460)
Investment related expenses—Servicing expense	(5,348)	(18,832)	—	(24,180)
Investment related expenses—Other	(9,853)	(23,031)	—	(32,884)
Compensation and benefits	(5,523)	(58,396)	(4,812)	(68,731)
Other expenses	—	(24,418)	(15,703)	(40,121)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	150,061	37,345	(71,135)	116,271
Income tax expense (benefit)	—	—	612	612
Earnings (losses) from investments in unconsolidated entities	32,445	—	—	32,445
Net Income (Loss)	182,506	37,345	(71,747)	148,104
Net income (loss) attributable to non-controlling interests	1,010	77	1,156	2,243
Dividends on preferred stock	—	—	27,697	27,697
(Gain) loss on redemption of preferred stock	—	—	335	335
Net Income (Loss) Attributable to Common Stockholders	$181,496	$37,268	$(100,935)	$117,829
Non-cash items:
Amortization and depreciation expense	$—	$1,469	$—	$1,469

	Year Ended December 31, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$344,575	$18,913	$6,684	$370,172
Total other income (loss)	12,457	118,512	38,230	169,199
Significant expenses:
Interest expense	(223,814)	(25,822)	(12,815)	(262,451)
Base management fee to affiliate (net of fee rebates)	—	—	(20,419)	(20,419)
Investment related expenses—Servicing expense	(4,843)	(15,521)	—	(20,364)
Investment related expenses—Other	(5,106)	(11,754)	—	(16,860)
Compensation and benefits	(6,238)	(50,259)	(21,937)	(78,434)
Other expenses	—	(24,374)	(27,259)	(51,633)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	117,031	9,695	(37,516)	89,210
Income tax expense (benefit)	—	—	457	457
Earnings (losses) from investments in unconsolidated entities	(855)	—	—	(855)
Net Income (Loss)	116,176	9,695	(37,973)	87,898
Net income (loss) attributable to non-controlling interests	3,125	(41)	730	3,814
Dividends on preferred stock	—	—	23,182	23,182
Net Income (Loss) Attributable to Common Stockholders	$113,051	$9,736	$(61,885)	$60,902
Non-cash items
Amortization and depreciation expense	$—	$1,095	$—	$1,095

	Year Ended December 31, 2022
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$277,141	$2,859	$2,218	$282,218
Interest expense	(124,308)	(4,628)	(12,841)	(141,777)
Total other income (loss)	(118,797)	39,935	(1,585)	(80,447)
Significant expenses:
Base management fee to affiliate (net of fee rebates)	—	—	(16,847)	(16,847)
Investment related expenses—Servicing expense	(4,727)	(3,396)	—	(8,123)
Investment related expenses—Other	(20,323)	(2,503)	—	(22,826)
Compensation and benefits	(4,482)	(12,581)	(4,031)	(21,094)
Other expenses	—	(5,194)	(10,881)	(16,075)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	4,504	14,492	(43,967)	(24,971)
Income tax expense (benefit)	—	—	(17,716)	(17,716)
Earnings (losses) from investments in unconsolidated entities	(63,614)	—	—	(63,614)
Net Income (Loss)	(59,110)	14,492	(26,251)	(70,869)
Net income (loss) attributable to non-controlling interests	212	32	(1,066)	(822)
Dividends on preferred stock	—	—	15,292	15,292
Net Income (Loss) Attributable to Common Stockholders	$(59,322)	$14,460	$(40,477)	$(85,339)
Non-cash items
Amortization and depreciation expense	$—	$330	$—	$330

The following tables present our balance sheet by reportable segment as of December 31, 2024 and 2023 which reconciles to the Company's financial position overall.

	December 31, 2024
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,628,583	$10,493,971	$194,474	$16,317,028
Total Liabilities	4,076,568	10,270,289	379,349	14,726,206
Total Equity	1,552,015	223,682	(184,875)	1,590,822

	December 31, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,978,988	$9,092,840	$244,102	$15,315,930
Total Liabilities	4,555,212	8,872,153	352,953	13,780,318
Total Equity	1,423,776	220,687	(108,851)	1,535,612
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
The following table summarizes the Company’s purchase price allocation as of the Arlington Merger Consummation Date:

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

	Year Ended December 31,
(In thousands)	2023	2022
Interest income	$421,607	$325,338
Total other income (loss)(1)	150,279	(43,348)
Earnings (losses) from investments in unconsolidated entities(2)	(855)	(63,615)
Net Income (Loss)(3)	43,863	(79,685)
(1)Includes $28.2 million bargain purchase gain related to the Arlington Merger for the year ended December 31, 2022 and excludes such bargain purchase gain for the year ended December 31, 2023. Excludes $7.9 million bargain purchase gain related to the Longbridge Transaction for the year ended December 31, 2022.
(2)For the year ended December 31, 2022, includes an adjustment to reverse $(37.1) million of net unrealized and realized gains (losses) recognized by the Company related to its existing non-controlling equity interest in Longbridge, for which the Company had elected the fair value option as provided for under ASC 825, Financial Instruments.
(3)Reflects adjustment for the amortization expense related to intangible assets acquired as a result of the Longbridge Transaction of $0.4 million for the year ended December 31, 2022. See Note 11 for additional details on the Company's intangible assets.

27. Subsequent Events
On January 8, 2025, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on February 25, 2025 to stockholders of record as of January 31, 2025.
On February 10, 2025, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on March 25, 2025 to stockholders of record as of February 28, 2025.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Company's internal control over financial reporting as of December 31, 2024. Their report appears on page 120 of this Annual Report on Form 10-K.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2025 annual stockholders' meeting.
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
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our website at www.ellingtonfinancial.com under the, "For Investors—Corporate Governance" section of the website.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2025 annual stockholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2025 annual stockholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2025 annual stockholders' meeting.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for 2025 annual stockholders' meeting.

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
Ellington Financial Inc.
Schedule IV—Mortgage Loans on Real Estate
December 31, 2024

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Residential Mortgage Loans:								(In thousands)
United States:
Adjustable Rate Residential Mortgage Loan	$0– $249,999	1,378	6.00%–13.13%	7/30– 9/54	n/a	n/a	n/a	$138,696	$712
Adjustable Rate Residential Mortgage Loan	$250,000–$499,999	134	7.50%–12.13%	8/33–10/54	n/a	n/a	n/a	35,863	1,503
Adjustable Rate Residential Mortgage Loan	$500,000–$749,999	21	8.63%–10.00%	7/35– 9/54	n/a	n/a	n/a	9,842	2,642
Adjustable Rate Residential Mortgage Loan	$750,000–$999,999	4	7.20%	5/49– 3/59	n/a	n/a	n/a	3,203	3,299
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$0– $249,999	168	4.00%–10.88%	8/46– 4/50	n/a	n/a	n/a	24,434	1,389
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$250,000–$499,999	144	4.50%–10.88%	12/46–2/60	n/a	n/a	n/a	41,479	1,957
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$500,000–$749,999	55	4.50%–10.88%	1/47– 3/60	n/a	n/a	n/a	27,870	1,654
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$750,000–$999,999	21	4.13%–8.38%	3/48– 7/59	n/a	n/a	n/a	14,413	901
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,000,000–$1,249,999	14	4.24%–10.50%	3/47–11/61	n/a	n/a	n/a	13,235	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,250,000–$1,499,999	6	4.50%–9.75%	5/47– 2/60	n/a	n/a	n/a	7,047	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,500,000–$1,749,999	2	5.75%	11/48–6/49	n/a	n/a	n/a	3,101	1,699
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$2,250,000–$2,499,999	3	5.49%–5.99%	11/48–9/59	n/a	n/a	n/a	6,449	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$2,500,000–$2,749,999	1	4.25%	11/61	n/a	n/a	n/a	2,207	—
Fixed Rate Residential Mortgage Loan	$0– $249,999	5,085	2.88%–17.38%	1/25– 1/65	n/a	n/a	n/a	530,742	34,176
Fixed Rate Residential Mortgage Loan	$250,000–$499,999	1,303	2.00%–15.88%	1/25– 1/65	n/a	n/a	n/a	397,436	51,948
Fixed Rate Residential Mortgage Loan	$500,000–$749,999	352	3.38%–15.63%	1/25– 1/65	n/a	n/a	n/a	189,754	16,999
Fixed Rate Residential Mortgage Loan	$750,000–$999,999	221	3.50%–15.13%	1/25–12/64	n/a	n/a	n/a	162,840	20,917
Fixed Rate Residential Mortgage Loan	$1,000,000–$1,249,999	116	6.50%–12.75%	1/25– 8/63	n/a	n/a	n/a	109,374	11,871

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Residential Mortgage Loans (Continued):								(In thousands)
Fixed Rate Residential Mortgage Loan	$1,250,000–$1,499,999	75	4.13%–12.99%	1/25–10/64	n/a	n/a	n/a	80,483	12,231
Fixed Rate Residential Mortgage Loan	$1,500,000–$1,749,999	65	6.63%–12.88%	1/25–11/64	n/a	n/a	n/a	79,396	4,213
Fixed Rate Residential Mortgage Loan	$1,750,000–$1,999,999	32	7.13%–12.99%	1/25–12/54	n/a	n/a	n/a	50,411	4,137
Fixed Rate Residential Mortgage Loan	$2,000,000–$2,249,999	27	3.99%–11.88%	1/25–11/64	n/a	n/a	n/a	45,132	1,888
Fixed Rate Residential Mortgage Loan	$2,250,000–$2,499,999	18	7.25%–12.00%	2/25– 1/55	n/a	n/a	n/a	27,608	2
Fixed Rate Residential Mortgage Loan	$2,500,000–$2,749,999	6	7.50%–11.99%	1/25–12/54	n/a	n/a	n/a	10,532	—
Fixed Rate Residential Mortgage Loan	$2,750,000–$2,999,999	17	8.13%–11.99%	1/25–12/54	n/a	n/a	n/a	38,533	—
Fixed Rate Residential Mortgage Loan	$3,000,000–$3,249,000	12	7.63%–12.25%	2/25–12/64	n/a	n/a	n/a	30,594	1,858
Fixed Rate Residential Mortgage Loan	$3,250,000–$3,499,000	4	7.00%–10.75%	9/25–12/54	n/a	n/a	n/a	12,043	3,239
Fixed Rate Residential Mortgage Loan	$3,500,000–$3,749,000	7	7.38%–11.50%	4/25–10/54	n/a	n/a	n/a	15,546	3,562
Fixed Rate Residential Mortgage Loan	$3,750,000–$3,999,999	4	9.75%–11.74%	2/25– 9/26	n/a	n/a	n/a	9,588	—
Fixed Rate Residential Mortgage Loan	$4,250,000-$4,499,999	3	10.50%–11.75%	5/25–10/25	n/a	n/a	n/a	12,618	—
Fixed Rate Residential Mortgage Loan	$4,500,000-$4,749,999	1	10.99%	5/25	n/a	n/a	n/a	4,603	—
Fixed Rate Residential Mortgage Loan	$4,750,000–$4,999,999	1	11.24%	2/26	n/a	n/a	n/a	1,810	—
Fixed Rate Residential Mortgage Loan	$5,000,000–$5,249,000	1	11.25%	8/25	n/a	n/a	n/a	3,242	—
Fixed Rate Residential Mortgage Loan	$5,500,000-$5,749,999	2	11.50%	4/25	n/a	n/a	n/a	10,012	4,932
Fixed Rate Residential Mortgage Loan	$6,000,000–$6,249,000	1	10.99%	4/26	n/a	n/a	n/a	639	—
Fixed Rate Residential Mortgage Loan	$9,500,000–$9,749,000	1	11.99%	1/25	n/a	n/a	n/a	9,505	—
Fixed Rate Residential Mortgage Loan	$10,000,000–$10,249,999	1	12.39%	11/25	n/a	n/a	n/a	6,404	—
Fixed Rate Residential Mortgage Loan	$20,000,000–$20,249,999	1	12.29%	8/25	n/a	n/a	n/a	19,994	—
Fixed Rate Residential Mortgage Loan	$24,750,000–$24,999,999	1	10.99%	5/25	n/a	n/a	n/a	4,659	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$0– $249,999	1,269	3.25%–8.50%	1/47– 7/62	n/a	n/a	n/a	188,141	3,427
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$250,000–$499,999	1,150	3.13%–8.00%	1/48– 6/62	n/a	n/a	n/a	338,789	13,603
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$500,000–$749,999	459	3.13%–8.00%	11/47–6/62	n/a	n/a	n/a	236,774	6,394
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$750,000–$999,999	196	3.25%–7.63%	2/37– 5/62	n/a	n/a	n/a	142,491	4,369
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,000,000–$1,249,999	105	3.25%–6.38%	10/48–6/62	n/a	n/a	n/a	98,154	1,200
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,250,000–$1,499,999	87	3.25%–6.88%	10/48–5/62	n/a	n/a	n/a	100,742	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,500,000–$1,749,999	46	3.25%–6.25%	11/47–5/62	n/a	n/a	n/a	64,765	—

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Residential Mortgage Loans (Continued):								(In thousands)
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,750,000–$1,999,999	28	3.25%–6.50%	4/50– 5/62	n/a	n/a	n/a	43,487	2,000
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,000,000–$2,249,999	12	3.25%–6.13%	5/51– 7/62	n/a	n/a	n/a	21,135	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,250,000–$2,499,999	10	3.63%–5.99%	10/50–9/61	n/a	n/a	n/a	20,611	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,500,000–$2,749,999	9	3.25%–5.25%	1/51– 7/61	n/a	n/a	n/a	20,520	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,750,000–$2,999,999	5	3.25%–5.00%	2/51–11/61	n/a	n/a	n/a	12,104	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$3,000,000–$3,249,000	5	3.38%–5.75%	10/50–1/62	n/a	n/a	n/a	13,171	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$3,250,000–$3,499,000	3	3.75%–4.50%	2/51– 9/61	n/a	n/a	n/a	8,145	—
United Kingdom:
Adjustable Rate Rate Residential Mortgage Loan Held in Securitization Trust	$0– $249,999	695	1.50%–6.50%	1/25– 1/49	n/a	n/a	n/a	26,301	11,411
Adjustable Rate Rate Residential Mortgage Loan Held in Securitization Trust	$250,000–$499,999	69	1.50%–6.60%	1/25– 7/38	n/a	n/a	n/a	6,574	3,690
Adjustable Rate Rate Residential Mortgage Loan Held in Securitization Trust	$500,000–$749,999	13	6.00%–6.20%	1/25– 4/38	n/a	n/a	n/a	2,839	1,934
Adjustable Rate Rate Residential Mortgage Loan Held in Securitization Trust	$750,000–$999,999	5	6.00%–6.20%	1/25– 12/27	n/a	n/a	n/a	1,314	1,334
Adjustable Rate Rate Residential Mortgage Loan Held in Securitization Trust	$1,000,000–$1,249,999	3	6.20%	10/26	n/a	n/a	n/a	908	946
Adjustable Rate Rate Residential Mortgage Loan Held in Securitization Trust	$1,500,000–$1,749,999	1	6.20%	10/25	n/a	n/a	n/a	1,019	1,119
Adjustable Rate Rate Residential Mortgage Loan Held in Securitization Trust	$2,250,000–$2,499,999	1	6.00%	12/32	n/a	n/a	n/a	213	—
Total Residential Mortgage Loans								3,539,534	239,156
Commercial Mortgage Loans:
Adjustable Rate Commercial Mortgage Loan	$0–$4,999,999	9	4.17%–11.05%	3/25–3/40	n/a	n/a	n/a	24,826	—
Adjustable Rate Commercial Mortgage Loan(3)	$5,000,000–$9,999,999	18	9.53%–12.27%	1/25–11/26	n/a	n/a	n/a	139,488	6,640
Adjustable Rate Commercial Mortgage Loan(3)	$10,000,000–$14,999,999	8	9.60%–11.53%	10/25–1/27	n/a	n/a	n/a	87,885	12,500
Adjustable Rate Commercial Mortgage Loan(3)	$15,000,000–$19,999,999	4	11.32%–14.83%	5/26– 7/26	n/a	n/a	n/a	55,600	15,500
Adjustable Rate Commercial Mortgage Loan(3)	$20,000,000–$24,999,999	2	10.57%	10/25	n/a	n/a	n/a	23,167	21,836
Adjustable Rate Commercial Mortgage Loan	$30,000,000–$34,999,999	1	10.41%	12/26	n/a	n/a	n/a	17,500	—
Fixed Rate Commercial Mortgage Loan	$5,000,000–$9,999,999	1	5.41%	4/28	n/a	n/a	n/a	2,049	—
Total Commercial Mortgage Loans								350,515	56,476

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Reverse Mortgage Loans (Continued):								(In thousands)
Reverse Mortgage Loans:
Adjustable Rate Reverse Mortgage Loan(4)	$0– $249,999	24,488	5.16%–11.25%	n/a	n/a	n/a	n/a	3,693,020	103,940
Adjustable Rate Reverse Mortgage Loan(4)	$250,000–$499,999	11,831	5.16%–11.25%	n/a	n/a	n/a	n/a	4,284,627	105,607
Adjustable Rate Reverse Mortgage Loan(4)	$500,000–$749,999	1,843	5.50%–11.25%	n/a	n/a	n/a	n/a	1,089,851	38,709
Adjustable Rate Reverse Mortgage Loan(4)	$750,000–$999,999	80	5.88%–11.25%	n/a	n/a	n/a	n/a	69,842	2,376
Adjustable Rate Reverse Mortgage Loan(4)	$1,000,000–$1,249,999	18	10.60%–11.25%	n/a	n/a	n/a	n/a	21,760	—
Adjustable Rate Reverse Mortgage Loan(4)	$1,250,000–$1,499,999	7	10.73%–11.25%	n/a	n/a	n/a	n/a	10,166	—
Adjustable Rate Reverse Mortgage Loan(4)	$1,500,000–$1,749,999	9	10.64%–11.14%	n/a	n/a	n/a	n/a	16,054	—
Adjustable Rate Reverse Mortgage Loan(4)	$1,750,000–$1,999,999	2	10.64%–11.14%	n/a	n/a	n/a	n/a	3,936	—
Adjustable Rate Reverse Mortgage Loan(4)	$2,000,000–$2,249,999	2	11.01%–11.14%	n/a	n/a	n/a	n/a	4,505	—
Adjustable Rate Reverse Mortgage Loan(4)	$2,500,000–$2,749,999	5	10.35%–11.14%	n/a	n/a	n/a	n/a	13,127	—
Adjustable Rate Reverse Mortgage Loan(4)	$4,000,000–$4,249,999	1	10.64%	n/a	n/a	n/a	n/a	4,528	—
Fixed Rate Reverse Mortgage Loan(4)	$0– $249,999	705	2.99%–10.99%	n/a	n/a	n/a	n/a	120,043	3,180
Fixed Rate Reverse Mortgage Loan(4)	$250,000–$499,999	861	2.85%–10.99%	n/a	n/a	n/a	n/a	280,362	8,258
Fixed Rate Reverse Mortgage Loan(4)	$500,000–$749,999	294	2.99%–10.99%	n/a	n/a	n/a	n/a	169,937	3,379
Fixed Rate Reverse Mortgage Loan(4)	$750,000–$999,999	80	8.88%–10.99%	n/a	n/a	n/a	n/a	73,180	—
Fixed Rate Reverse Mortgage Loan(4)	$1,000,000–$1,249,999	40	9.24%–10.99%	n/a	n/a	n/a	n/a	48,080	—
Fixed Rate Reverse Mortgage Loan(4)	$1,250,000–$1,499,999	29	8.75%–10.75%	n/a	n/a	n/a	n/a	42,848	2,817
Fixed Rate Reverse Mortgage Loan(4)	$1,500,000–$1,749,999	13	9.25%–10.5%	n/a	n/a	n/a	n/a	22,292	1,720
Fixed Rate Reverse Mortgage Loan(4)	$1,750,000–$1,999,999	10	8.99%–10.49%	n/a	n/a	n/a	n/a	20,230	—
Fixed Rate Reverse Mortgage Loan(4)	$2,000,000–$2,249,999	9	8.99%–10.25%	n/a	n/a	n/a	n/a	20,559	—
Fixed Rate Reverse Mortgage Loan(4)	$2,500,000–$2,749,999	15	8.88%–10.49%	n/a	n/a	n/a	n/a	40,675	—
Fixed Rate Reverse Mortgage Loan(4)	$2,750,000–$2,999,999	4	9.25%–10.74%	n/a	n/a	n/a	n/a	12,414	—
Fixed Rate Reverse Mortgage Loan(4)	$3,000,000–$3,249,999	2	8.99%	n/a	n/a	n/a	n/a	6,509	—
Fixed Rate Reverse Mortgage Loan(4)	$3,250,000–$3,499,999	2	8.99%–9.38%	n/a	n/a	n/a	n/a	7,497	—
Fixed Rate Reverse Mortgage Loan(4)	$3,500,000–$3,749,999	3	8.99%–9.63%	n/a	n/a	n/a	n/a	11,891	—
Fixed Rate Reverse Mortgage Loan(4)	$4,000,000–$4,249,999	1	9.99%	n/a	n/a	n/a	n/a	4,583	—
Fixed Rate Reverse Mortgage Loan(4)	$4,250,000–$4,499,999	1	9.99%	n/a	n/a	n/a	n/a	4,763	—
Total Reverse Mortgage Loans								10,097,279	269,986
Total Mortgage Loans								13,987,328	565,618
(1)Aggregate cost for federal income tax purposes is $2.5 billion for commercial and non-securitized residential mortgage loans. Excluded from this amount is the cost basis for federal income tax purposes of $1.4 billion of securitized residential loans and $8.8 billion of reverse mortgage loans that have been pooled into HMBS; such loans have been deemed to be sold for tax purposes but do not meet the requirements for true sale under U.S. GAAP.

(2)As of December 31, 2024, all of the Company's mortgage loans were carried at fair value. See Note 2 and Note 3 in the notes to our consolidated financial statements for additional details.
(3)Includes non-performing commercial mortgage loans; interest rate and maturity date for such loans has been excluded from the respective ranges. As of December 31, 2024, total carrying value of non-performing commercial mortgage loans was $37.6 million.
(4)Maturity date is not applicable for reverse mortgage loans.
The following table presents a roll-forward of the fair value of the Company's mortgage loans on real estate for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022
(In thousands)
Beginning Balance	$12,299,058	$11,617,079	$2,342,425
Additions:
Purchases	5,208,102	3,349,900	11,325,966
Net unrealized gain	706,927	620,451	—
Deductions:
Cost of mortgages sold	(1,395,515)	(501,593)	(530,171)
Collections of principal	(2,747,320)	(2,728,769)	(1,349,308)
Amortization of premium and (discounts)	(2,761)	(8,336)	(13,607)
Foreclosures	(70,950)	(35,223)	(3,128)
Net unrealized loss	—	—	(18,299)
Net realized loss	(10,213)	(14,451)	(136,799)
Ending Balance	$13,987,328	$12,299,058	$11,617,079

3. Exhibits:

Exhibit	Description
2.1
Agreement and Plan of Merger, dated as of May 29, 2023, by and among the Company, EF Merger Sub Inc., Arlington Asset Investment Corp. and, solely for the limited purposes set forth therein, Ellington Financial Management LLC (incorporated by reference to Exhibit 2.1 of Ellington Financial Inc.’s Current Report on Form 8-K filed with the SEC on May 30, 2023)

3.1	Certificate of Incorporation of Ellington Financial Inc. (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on March 4, 2019)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 22, 2023)

3.3	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 20, 2024)

3.4	Amended and Restated Bylaws of Ellington Financial Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K , filed on January 5, 2023)

3.5
Certificate of Designations of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 8-A filed on October 21, 2019)

3.6
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

3.8
Certificate of Amendment of Certificate of Designations of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on January 21, 2022)

3.9
Certificate of Designations of 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.7 of the Registration Statement on Form 8-A filed on February 3, 2023)

3.10
Certificate of Designations of 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.9 of the Registration Statement on Form 8-A filed on December 13, 2023)

3.11
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
(continued)
4.7
Form of EF Holdco Inc.’s, EF Cayman Holdings Ltd.’s, Ellington Financial REIT Cayman Ltd.’s, Ellington Financial REIT TRS LLC’s and EF Cayman Non-MTM Ltd.’s 5.875% Senior Notes due 2027 (included in Exhibit 4.6)

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

10.3†	2007 Incentive Plan for Individuals (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.4†	2007 Incentive Plan for Entities (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.5†	Ellington Financial LLC 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 18, 2017)

10.6†	Form of LTIP Unit Award Agreement for Directors (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.7†	Form of LTIP Unit Award Agreement for Individuals (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.8†	Form of Individual LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 18, 2017)

10.9†	Form of Non-Employee Director LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on May 18, 2017)

10.10†	Form of OP LTIP Unit Award for Directors (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2019)

10.11†	Form of OP LTIP Unit Award for Officers (incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2019)

10.12†	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-11 (No. 333-160562), filed on September 3, 2009, as amended)

19.1	Insider Trading Policy, dated as of November 2, 2023

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-4 (No. 333-273309), filed on July 18, 2023)

23.1	Consent of the Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, for Financial Statements of Longbridge Financial, LLC

23.3	Consent of Richey May & Co., for Financial Statements of LendSure Mortgage Corp.

24.1	Power of Attorney (included on Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

97.1†	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2023)

Exhibit	Description
(continued)
99.1	Financial Statements of LendSure Mortgage Corp. for the years ended December 31, 2024 and 2023

99.2
Financial Statements of LendSure Mortgage Corp. for the years ended December 31, 2023 and 2022 (incorporated by reference to Exhibit 99.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2023)

99.3
Financial Statements of Longbridge Financial, LLC as of October 2, 2022 and for the period January 1, 2022 through October 2, 2022 (incorporated by reference to Exhibit 99.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2022, as amended)

99.4
Ellington Financial Inc. unaudited pro forma condensed combined financial information for the year ended December 31, 2022 (incorporated by reference to Exhibit 99.3 of the Annual Report on Form 10-K for the Year Ended December 31, 2022, as amended)

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

ELLINGTON FINANCIAL INC.
Date:	March 3, 2025	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

3
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

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 3, 2025
LAURENCE PENN

/s/ JR HERLIHY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2025
JR HERLIHY

/s/ LISA MUMFORD	Director	March 3, 2025
LISA MUMFORD

/s/ RONALD I. SIMON PH.D	Chairman of the Board	March 3, 2025
RONALD I. SIMON PH.D

/s/ EDWARD RESENDEZ	Director	March 3, 2025
EDWARD RESENDEZ

/s/ STEPHEN J. DANNHAUSER	Director	March 3, 2025
STEPHEN J. DANNHAUSER