Form 10-Q
period 2025-03-31
Ellington Financial Inc.
filed 2025-05-12
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of May 9, 2025: 94,513,137

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2025	December 31, 2024
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$203,288	$192,387
Restricted cash(1)	14,027	16,561
Securities, at fair value(1)(2)	943,281	962,254
Loans, at fair value(1)(2)	14,274,158	13,999,572
Loan commitments, at fair value	7,215	6,692
Forward MSR-related investments, at fair value(1)	87,203	77,848
Mortgage servicing rights, at fair value	29,536	29,766
Investments in unconsolidated entities, at fair value(1)	269,093	220,078
Real estate owned(1)(2)	65,447	46,661
Financial derivatives—assets, at fair value	157,308	184,395
Reverse repurchase agreements	334,145	336,743
Due from brokers	43,023	22,186
Investment related receivables(1)	184,431	189,081
Other assets(1)	32,073	32,804
Total Assets	$16,644,228	$16,317,028
Liabilities
Securities sold short, at fair value	$264,511	$293,574
Repurchase agreements(1)	2,568,627	2,584,040
Financial derivatives—liabilities, at fair value	63,149	71,024
Due to brokers	53,848	55,429
Investment related payables	28,546	22,714
Other secured borrowings(1)	268,173	253,300
Other secured borrowings, at fair value(1)	1,926,711	1,934,309
HMBS-related obligations, at fair value	9,495,132	9,150,883
Unsecured borrowings, at fair value	247,337	281,912
Base management fee payable to affiliate	6,092	5,888
Incentive fee payable to affiliate	4,533	—
Dividends payable	17,015	16,611
Interest payable(1)	20,474	17,956
Accrued expenses and other liabilities(1)	42,464	38,566
Total Liabilities	15,006,612	14,726,206
Commitments and contingencies (Note 24)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 13,800,089 and 13,800,089 shares issued and outstanding, and $345,002 and $345,002 aggregate liquidation preference, respectively	331,958	331,958
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 94,428,880 and 90,678,492 shares issued and outstanding, respectively	94	91
Additional paid-in-capital	1,661,528	1,613,540
Retained earnings (accumulated deficit)	(379,316)	(375,113)
Total Stockholders' Equity	1,614,264	1,570,476
Non-controlling interests(1)	23,352	20,346
Total Equity	1,637,616	1,590,822
Total Liabilities and Equity	$16,644,228	$16,317,028
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

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2025	March 31, 2024
(In thousands, except per share amounts)
Net Interest Income
Interest income	$115,913	$101,520
Interest expense	(72,656)	(70,464)
Total net interest income	43,257	31,056
Other Income (Loss)
Realized gains (losses) on securities and loans, net	(8,804)	(17,208)
Realized gains (losses) on financial derivatives, net	11,641	3,478
Realized gains (losses) on real estate owned, net	(934)	(1,372)
Realized gains (losses) on unsecured borrowings, at fair value, net	(1,383)	—
Unrealized gains (losses) on securities and loans, net	46,108	5,573
Unrealized gains (losses) on financial derivatives, net	(27,115)	30,365
Unrealized gains (losses) on real estate owned, net	(3,311)	(679)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(31,364)	(12,524)
Unrealized gains (losses) on unsecured borrowings, at fair value, net	1,027	1,829
Net change from HECM reverse mortgage loans, at fair value	176,990	205,497
Net change related to HMBS obligations, at fair value	(147,471)	(177,982)
Other, net	24,266	7,508
Total other income (loss)	39,650	44,485
Expenses
Base management fee to affiliate (Net of fee rebates of $59 and $86, respectively)(1)	6,092	5,730
Incentive fee to affiliate	4,533	—
Investment related expenses:
Servicing expense	7,019	5,688
Debt issuance costs related to Other secured borrowings, at fair value	—	3,113
Other	6,608	4,435
Professional fees	3,716	2,970
Compensation and benefits	16,942	14,643
Other expenses	7,073	7,076
Total expenses	51,983	43,655
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	30,924	31,886
Income tax expense (benefit)	(96)	61
Earnings (losses) from investments in unconsolidated entities	8,304	2,226
Net Income (Loss)	39,324	34,051
Net income (loss) attributable to non-controlling interests	640	482
Dividends on preferred stock	7,035	6,654
Net Income (Loss) Attributable to Common Stockholders	$31,649	$26,915
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.35	$0.32
(1)See Note 16 for further details on management fee rebates.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2024	$331,958	90,678,492	$91	$1,613,540	$(375,113)	$1,570,476	$20,346	$1,590,822
Net income (loss)					38,684	38,684	640	39,324
Net proceeds from the issuance of common stock(1)		3,750,388	3	50,822		50,825		50,825
Contributions from non-controlling interests							5,569	5,569
Common dividends					(35,852)	(35,852)	(380)	(36,232)
Preferred dividends					(7,035)	(7,035)		(7,035)
Distributions to non-controlling interests							(6,076)	(6,076)
Adjustment to non-controlling interests				(3,249)		(3,249)	3,249	—
Share-based long term incentive plan unit awards		—	—	415		415	4	419
BALANCE, March 31, 2025	$331,958	94,428,880	$94	$1,661,528	$(379,316)	$1,614,264	$23,352	$1,637,616

BALANCE, December 31, 2023	$355,551	83,000,488	$83	$1,514,797	$(353,360)	$1,517,071	$18,541	$1,535,612
Net income (loss)					33,569	33,569	482	34,051
Net proceeds from the issuance of common stock(1)		2,103,725	2	26,854		26,856		26,856
Contributions from non-controlling interests							2,084	2,084
Common dividends					(36,589)	(36,589)	(347)	(36,936)
Preferred dividends					(6,654)	(6,654)		(6,654)
Distributions to non-controlling interests							(1,589)	(1,589)
Adjustment to non-controlling interests				(524)		(524)	524	—
Repurchase of shares of common stock		(47,565)	—	(524)		(524)		(524)
Share-based long term incentive plan unit awards				254		254	2	256
BALANCE, March 31, 2024	$355,551	85,056,648	$85	$1,540,857	$(363,034)	$1,533,459	$19,697	$1,553,156
(1)Net of discounts and commissions and offering costs.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2025	March 31, 2024
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(126,397)	$(59,461)
Cash Flows from Investing Activities:
Purchase of securities	(252,166)	(266,368)
Purchase and origination of loans	(1,345,224)	(905,310)
Receipt of distributions on Forward MSR-related investments	8,047	8,537
Proceeds from disposition of securities	276,882	737,308
Proceeds from disposition of loans	76,241	52,402
Contributions to investments in unconsolidated entities	(62,263)	(15,659)
Distributions from investments in unconsolidated entities	88,057	27,533
Proceeds from disposition of real estate owned	10,846	13,091
Proceeds from FHA insurance claims and other receivables on HECM loans	24,558	11,813
Proceeds from principal payments of securities	40,447	35,043
Proceeds from principal payments of loans	553,655	637,627
Proceeds from securities sold short	424,068	21,942
Repurchase of securities sold short	(459,478)	(10,046)
Payments on financial derivatives	(106,692)	(77,127)
Proceeds from financial derivatives	111,555	82,030
Payments made on reverse repurchase agreements	(16,388,125)	(8,351,628)
Proceeds from reverse repurchase agreements	16,392,237	8,340,599
Due from brokers, net	(25,988)	35,199
Due to brokers, net	(430)	15,986
Net cash provided by (used in) investing activities	(633,773)	392,972
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	50,976	26,903
Offering costs paid	(10)	(212)
Repurchase of common stock	—	(524)
Dividends paid	(42,863)	(39,950)
Contributions from non-controlling interests	5,274	1,040
Distributions to non-controlling interests	(6,076)	(1,589)
Proceeds from issuance of Other secured borrowings	576,615	334,718
Principal payments on Other secured borrowings	(561,742)	(399,627)
Borrowings under repurchase agreements	18,032,281	15,281,381
Repayments of repurchase agreements	(17,456,164)	(15,589,965)
Proceeds from issuance of Other secured borrowings, at fair value, net	—	18,271
Repayment of unsecured borrowings, at fair value	(34,931)	—
Proceeds from issuance of HMBS	383,502	292,702
Principal payments on HMBS-related obligations, at fair value	(181,200)	(278,440)
Due from brokers, net	2,428	(1,192)
Due to brokers, net	447	(13,762)
Net cash provided by (used in) financing activities	$768,537	$(370,246)

ELLINGTON FINANCIAL INC.
See Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2025	March 31, 2024
(In thousands)	Expressed in U.S. Dollars
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	8,367	(36,735)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	208,948	230,545
Cash, Cash Equivalents, and Restricted Cash, End of Period	$217,315	$193,810
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents, beginning of period	$192,387	$228,927
Restricted cash, beginning of period	16,561	1,618
Cash and cash equivalents and restricted cash, beginning of period	208,948	230,545
Cash and cash equivalents, end of period	203,288	187,467
Restricted cash, end of period	14,027	6,343
Cash and cash equivalents and restricted cash, end of period	217,315	193,810
Supplemental disclosure of cash flow information:
Interest paid	$76,213	$68,220
Income tax paid (refunded)	11	232
Dividends payable	17,015	15,168
Transfers from mortgage loans to real estate owned (non-cash)	33,878	13,056
Transfers from mortgage loans to other sales and claims receivable (non-cash)	24,143	12,026
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	28,000	18,600
Transfers from securities to corporate loans (non-cash)	—	500
Transfers of HMBS obligations, at fair value (non-cash)	(5,523)	—
Contributions to investments in unconsolidated entities (non-cash)	(38,504)	—
Purchase of investments (non-cash)	(33,377)	—
Proceeds from the disposition of loans (non-cash)	663,411	—
Proceeds from principal payments of investments (non-cash)	39,099	31,184
Principal payments on Other secured borrowings, at fair value (non-cash)	(39,590)	(31,184)
Proceeds received from Other secured borrowings, at fair value (non-cash)	—	144,217
Repayments of repurchase agreements (non-cash)	(591,530)	(141,106)
(1)Net of discounts and commissions.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
The Company conducts its operations to qualify and be taxed as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and has elected to be taxed as a corporation effective January 1, 2019. In anticipation of the Company's intended election to be taxed as a REIT under the Code beginning with its 2019 taxable year (the "REIT Election"), the Company implemented an internal restructuring as of December 31, 2018. As part of this restructuring, the Company moved certain of its non-REIT-qualifying investments and financial derivatives to taxable REIT subsidiaries ("TRSs"), and disposed of certain of its investments in non-REIT-qualifying investments and financial derivatives.
Ellington Financial Management LLC (the "Manager") is an SEC-registered investment adviser that serves as the Manager to the Company pursuant to the terms of its Seventh Amended and Restated Management Agreement (the "Management Agreement"), which was approved by Ellington Financial Inc.'s Board of Directors (the "Board of Directors"); see Note 16 for additional details. In March 2025, the Board of Directors approved the Eighth Amended and Restated Management Agreement which becomes effective April 1, 2025; see Note 26 for additional details. The Manager is an affiliate of Ellington Management Group, L.L.C. ("Ellington"), an investment management firm that is registered as both an investment adviser and a commodity pool operator. In accordance with the terms of the Management Agreement, the Manager implements the investment strategy and manages the business and operations on a day-to-day basis for the Company and performs certain services for the Company, subject to oversight by the Board of Directors.
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
The Company has two reportable segments, the Investment Portfolio Segment and the Longbridge Segment. The Investment Portfolio Segment is focused on investing in a diverse array of financial assets, including residential and commercial mortgage loans; residential mortgage-backed securities ("RMBS"); commercial mortgage-backed securities ("CMBS"); investments referencing a portfolio of mortgage servicing rights on forward mortgage loans ("Forward MSR-related investments"); consumer loans and asset-backed securities ("ABS") including ABS backed by consumer loans; collateralized loan obligations ("CLOs"); non-mortgage- and mortgage-related derivatives; debt and equity investments in loan origination companies; and other strategic investments. The Longbridge Segment is focused on the origination and servicing of, and investment in, reverse mortgage loans, including associated financial assets, financing, hedging, and allocated expenses. Longbridge acquires reverse mortgage loans both through its origination activities and through secondary market purchases. Historically, the majority of loans acquired by Longbridge have been home equity conversion mortgage loans ("HECMs") which are insured by the Federal Housing Administration ("FHA"). Such loans are generally eligible for securitization into HECM-backed MBS ("HMBS") which are guaranteed by the Government National Mortgage Association, ("GNMA"). Longbridge is an approved issuer of HMBS, and it transfers HECM loans into HMBS, which it then sells in the secondary market while retaining the servicing rights on the underlying HECM loans. Longbridge also originates and purchases non-FHA-insured reverse mortgage loans originated under guidelines established by private lenders, which the Company refers to as "Proprietary reverse mortgage loans." Proprietary reverse mortgage loans typically carry loan balances or credit lines that exceed FHA limits or have other characteristics that make them ineligible for FHA insurance.

2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") and Regulation S-X. The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, its subsidiaries, and variable interest entities ("VIEs") for which the Company is deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material. In management's opinion, all material adjustments considered necessary for a fair statement of the Company's consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in the condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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
•Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are RMBS, for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity ("Agency RMBS"), U.S. Treasury securities and sovereign debt, certain non-Agency RMBS, CMBS, CLOs, corporate debt, and actively traded derivatives such as interest rate swaps, foreign currency forwards, and other over-the-counter derivatives; and
•Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that the Company generally includes in this category are certain RMBS, CMBS, CLOs, ABS, credit default swaps ("CDS") on individual ABS, and total return swaps on distressed corporate debt, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, reverse mortgage loans, private corporate debt and equity investments, loan commitments, loan purchase commitments, mortgage servicing rights ("MSRs"), Forward MSR-related investments, other secured borrowings, at fair value, HMBS-related obligations, at fair value, and Unsecured borrowings, at fair value.
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
For mortgage-backed securities ("MBS"), forward settling to-be-announced mortgage-backed-securities ("TBAs"), CLOs, and corporate debt and equity, management seeks to obtain at least one third-party valuation, and often obtains multiple valuations when available. Management has been able to obtain third-party valuations on the vast majority of these instruments and expects to continue to solicit third-party valuations in the future. Management generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding, management may adjust the valuations it receives (e.g., downward adjustments for odd lots), and management may challenge or reject a valuation when, based on its validation criteria, management determines that such valuation is unreasonable or erroneous. Furthermore, based on its validation criteria, management may determine that the average of the third-party valuations received for a given financial instrument does not result in what management believes to be the fair value of such instrument, and in such circumstances management may override this average with its own good faith valuation. The validation criteria may take into account output from management's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The use of proprietary models requires the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates and default rates. Given their relatively high level of price transparency, Agency RMBS pass-throughs are typically classified as Level 2. Non-Agency RMBS, CMBS, Agency interest only and inverse interest only RMBS, CLOs, and corporate bonds are generally classified as either Level 2 or Level 3 based on analysis of available market data and/or third-party valuations. The Company's investments in distressed corporate debt can be in the form of loans as well as total return swaps on loans. These investments, as well as related non-listed equity investments, are generally designated as Level 3 assets. Valuations for total return swaps are typically based on prices of the underlying loans received from third-party pricing services. Private equity investments are generally classified as Level 3. Furthermore, the methodology used by the third-party valuation providers is reviewed at least annually by management, so as to ascertain whether such providers are utilizing observable market data to determine the valuations that they provide.
For residential mortgage loans, reverse mortgage loans, commercial mortgage loans, and consumer loans, management determines fair value by taking into account both external pricing data, which includes third-party valuations, and internal pricing models. Management has obtained third-party valuations on the majority of these loans and expects to continue to solicit third-party valuations in the future. In determining fair value for non-performing mortgage loans, management evaluates third-party valuations, if applicable, as well as management's estimates of the value of the underlying real estate, using information including general economic data, broker price opinions ("BPOs"), recent sales, property appraisals, and bids. In determining fair value for performing mortgage loans and consumer loans, management evaluates third-party valuations, if applicable, as well as discounted cash flows of the loans based on market assumptions. Cash flow assumptions typically include projected default and prepayment rates and loss severities, and may include adjustments based on appraisals and BPOs, and in the case of HECM reverse mortgage loans, projected future tail draws. Many adjustable-rate reverse mortgage loans provide the borrower with a line of credit that can be drawn over time, and a "tail draw" is a principal addition that results when a borrower takes such a draw, which may be securitized. Mortgage and consumer loans are classified as Level 3.
The Company has elected the fair value option ("FVO"), for its HMBS-related obligations. It determines fair value by taking into account both external pricing data, which includes third-party valuations, and internal pricing models. The estimated fair value of HMBS-related obligations also includes the consideration that would be required by a market participant to transfer the HECM loan net of the related servicing, including exposure resulting from shortfalls in FHA insurance proceeds. HMBS-related obligations, at fair value are classified as Level 3.
The Company has elected the FVO for its MSRs and Forward MSR-related investments. It determines fair value by taking into account both external pricing data, which includes third-party valuations, and internal pricing models. MSRs and Forward MSR-related investments are classified as Level 3.
The Company has securitized certain mortgage loans, including residential mortgage loans that are not deemed "qualified mortgage" loans under the rules of the Consumer Financial Protection Bureau ("non-QM loans"), and proprietary reverse mortgage loans. The Company's securitized loans, which include non-QM loans, certain European residential mortgage loans, and reverse mortgage loans, are held as part of a collateralized financing entity ("CFE"). A CFE is a VIE that holds financial assets, issues beneficial interests in those assets, and has no more than nominal equity, and for which the issued beneficial interests have contractual recourse only to the related assets of the CFE. ASC 810, Consolidation ("ASC 810") allows the Company to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. The Company has elected the FVO for initial and subsequent recognition of the debt issued by its consolidated securitization trusts and has determined that each consolidated securitization trust meets the definition of a CFE; see Note 13 "Securitization Transactions, —Consolidated Residential Mortgage Loan Securitizations, —Residential Mortgage Loan Securitizations—European Residential Mortgage Loans, and —Proprietary Reverse Mortgage Loan Securitizations" for further discussion on the Company's consolidated securitization trusts. The Company has determined the inputs to the fair value measurement of the financial liabilities of each of its CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of each of the CFEs to measure the fair value of the financial assets of each of the CFEs. The fair value of the debt issued by each CFE is typically valued using both external pricing data, which includes third-party valuations, and internal pricing models. The securitized loans, which are assets of the consolidated CFEs, are included in Loans, at fair value, on the Company's Condensed Consolidated Balance Sheet. The debt issued by the consolidated CFEs is included in Other secured borrowings, at fair value, on the Company's Condensed Consolidated Balance Sheet. Unrealized gains (losses) from changes in fair value of Other secured borrowings, at fair value, are included in Unrealized gains (losses) on other secured borrowings, at fair value, net, on the Company's Condensed Consolidated Statement of Operations. The securitized loans and the debt issued by the Company's CFEs are both classified as Level 3.
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
For debt securities that are deemed to be of high credit quality at the time of purchase (generally Agency RMBS, exclusive of interest only securities), premiums and discounts are amortized/accreted into interest income over the life of such securities using the effective interest method. For such securities whose cash flows vary depending on prepayments, an effective yield retroactive to the time of purchase is periodically recomputed based on actual prepayments and changes in projected prepayment activity, and a catch-up adjustment ("Catch-up Amortization Adjustment") is made to amortization to reflect the cumulative impact of the change in effective yield.
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

(L) Financial Derivatives: The Company enters into various types of financial derivatives subject to its investment guidelines, which include restrictions associated with maintaining qualification as a REIT. The Company's financial derivatives are predominantly subject to bilateral master trade agreements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). The Company may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the value of derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant acts as an intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Cash collateral received by the Company is included in Due to brokers, on the Condensed Consolidated Balance Sheet. Conversely, cash collateral posted by the Company is included in Due from brokers, on the Condensed Consolidated Balance Sheet. The types of derivatives primarily utilized by the Company are swaps, TBAs, futures, options, and forwards.
Swaps: The Company may enter into various types of swaps, including interest rate swaps, credit default swaps, and total return swaps. The primary risk associated with the Company's interest rate swap activity is interest rate risk. The primary risk associated with the Company's credit default swaps and total return swaps is credit risk.
The Company is subject to interest rate risk exposure in the normal course of pursuing its investment objectives. Primarily to help mitigate interest rate risk, the Company enters into interest rate swaps. Interest rate swaps are contractual agreements whereby one party pays a floating interest rate on a notional principal amount and receives a fixed-rate payment on the same notional principal, or vice versa, for a fixed period of time. Interest rate swaps change in value with movements in interest rates. The Company also enters into interest rate swaps whereby the Company pays one floating rate and receives a different floating rate ("basis swaps").
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
(Q) Transfers of Financial Assets: The Company enters into transactions whereby it transfers financial assets to third parties. Upon such a transfer of financial assets, the Company will sometimes retain or acquire interests in the related assets. The Company evaluates transferred assets pursuant to ASC 860-10, Transfers of Financial Assets ("ASC 860-10") which requires that a determination be made as to whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor's continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. When a transfer of financial assets does not qualify as a sale, ASC 860-10 requires the transfer to be accounted for as a secured borrowing with a pledge of collateral. ASC 860-10 is a standard that requires the Company to exercise significant judgment in determining whether a transaction should be recorded as a "sale" or a "financing."
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
(V) Leases: The Company accounts for its leases under ASU 842, Leases ("ASC 842") using a right-of-use ("ROU") model, which recognizes that, at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. For each lease with a term greater than one year the Company recognizes a ROU asset as well as a lease liability, which is included in Other assets and Accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheet.
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

Long term incentive plan units of the Operating Partnership ("OP LTIP Units") have been issued to certain Ellington and Longbridge personnel dedicated or partially dedicated to the Company, certain of the Company's directors, as well as the Manager. Additionally, the Company has issued restricted shares of common stock in exchange for unvested OP LTIP Units. Costs associated with OP LTIP Units and restricted shares of common stock ("Restricted Shares") issued to dedicated or partially dedicated personnel, or to the Company's directors, are measured as of the grant date based on the Company's closing stock price on the New York Stock Exchange and are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. The vesting periods for OP LTIP Units and Restricted Shares are typically one year from issuance for non-executive directors, and are typically one year to two years from issuance for dedicated or partially dedicated personnel. Forfeited shares decrease the total number of shares issued and outstanding and are immediately retired upon settlement.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is more than 50% likely to be realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period, 2024, or its open tax years (2021, 2022, and 2023). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and its open tax years. The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. The Company recognizes interest and penalties, if any, related to uncertain tax positions, as income tax expense included in Income tax expense (benefit) on the Condensed Consolidated Statement of Operations.
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

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:
March 31, 2025:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$245,342	$10,753	$256,095
Non-Agency RMBS	—	62,210	191,474	253,684
CMBS	—	18,858	17,687	36,545
CLOs	—	22,400	12,116	34,516
Asset-backed securities, backed by consumer loans	—	—	56,348	56,348
Other ABS	—	—	24,481	24,481
Corporate debt securities	—	—	13,388	13,388
Corporate equity securities	1,010	—	9,310	10,320
U.S. Treasury securities	—	257,904	—	257,904
Loans, at fair value:
Residential mortgage loans	—	—	3,325,164	3,325,164
Commercial mortgage loans	—	—	356,178	356,178
Consumer loans	—	—	370	370
Corporate loans	—	—	11,117	11,117
Reverse mortgage loans	—	—	10,581,329	10,581,329
Forward MSR-related investments, at fair value			87,203	87,203
MSRs, at fair value	—	—	29,536	29,536
Loan purchase commitments, at fair value	—	—	1,342	1,342
Loan commitments, at fair value	—	—	7,215	7,215
Investment in unconsolidated entities, at fair value	—	—	269,093	269,093
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed indices	—	1,785	—	1,785
Credit default swaps on corporate bonds	—	55	—	55
Credit default swaps on corporate bond indices	—	90	—	90
Interest rate swaps	—	151,527	—	151,527
TBAs	—	122	—	122
Futures	48	—	—	48
Forwards	—	94	—	94
Options	3,587	—	—	3,587
Total assets	$4,645	$760,387	$15,004,104	$15,769,136

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(264,511)	$—	$(264,511)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed securities	—	—	(3)	(3)
Credit default swaps on corporate bonds	—	(212)	—	(212)
Credit default swaps on corporate bond indices	—	(26,493)	—	(26,493)
Interest rate swaps	—	(34,588)	—	(34,588)
TBAs	—	(773)	—	(773)
Futures	(1,080)	—	—	(1,080)
Other secured borrowings, at fair value	—	—	(1,926,711)	(1,926,711)
HMBS-related obligations, at fair value	—	—	(9,495,132)	(9,495,132)
Unsecured borrowings, at fair value	—	—	(247,337)	(247,337)
Total liabilities	$(1,080)	$(326,577)	$(11,669,183)	$(11,996,840)
December 31, 2024:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$286,057	$10,660	$296,717
Non-Agency RMBS	—	56,455	153,188	209,643
CMBS	—	17,807	21,399	39,206
CLOs	—	44,740	22,678	67,418
Asset-backed securities, backed by consumer loans	—	—	60,227	60,227
Other ABS	—	—	35,483	35,483
Corporate debt securities	—	—	14,352	14,352
Corporate equity securities	2,926	—	9,759	12,685
U.S. Treasury securities	—	226,523	—	226,523
Loans, at fair value:
Residential mortgage loans	—	—	3,539,534	3,539,534
Commercial mortgage loans	—	—	350,515	350,515
Consumer loans	—	—	477	477
Corporate loans	—	—	11,767	11,767
Reverse mortgage loans	—	—	10,097,279	10,097,279
Forward MSR-related investments, at fair value	—	—	77,848	77,848
MSRs, at fair value	—	—	29,766	29,766
Loan commitments, at fair value	—	—	6,692	6,692
Investment in unconsolidated entities, at fair value	—	—	220,078	220,078

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed indices	—	1,825	—	1,825
Credit default swaps on corporate bonds	—	83	—	83
Interest rate swaps	—	175,450	—	175,450
TBAs	—	2,381	—	2,381
Warrants	—	9	—	9
Futures	900	—	—	900
Forwards	—	320	—	320
Options	3,427	—	—	3,427
Total assets	$7,253	$811,650	$14,661,702	$15,480,605
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(293,574)	$—	$(293,574)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed securities	—	—	(3)	(3)
Credit default swaps on corporate bonds	—	(225)	—	(225)
Credit default swaps on corporate bond indices	—	(33,207)	—	(33,207)
Interest rate swaps	—	(35,039)	—	(35,039)
TBAs	—	(2,417)	—	(2,417)
Futures	(130)	—	—	(130)
Forwards	—	(3)	—	(3)
Loan purchase commitments, at fair value	—	—	(1,602)	(1,602)
Other secured borrowings, at fair value	—	—	(1,934,309)	(1,934,309)
HMBS-related obligations, at fair value	—	—	(9,150,883)	(9,150,883)
Unsecured borrowings, at fair value	—	—	(281,912)	(281,912)
Total liabilities	$(130)	$(364,465)	$(11,368,709)	$(11,733,304)

The tables below include roll-forwards of the Company's financial instruments for the three-month periods ended March 31, 2025 and 2024 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended March 31, 2025

(In thousands)	Beginning Balance as of December 31, 2024	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2025
Assets:
Securities, at fair value:
Agency RMBS	$10,660	$(368)	$38	$355	$753	$(848)	$655	$(492)	$10,753
Non-Agency RMBS	153,188	(7,022)	406	(633)	74,919	(10,903)	6,957	(25,438)	191,474
CMBS	21,399	306	516	(1,116)	—	(3,050)	5,302	(5,670)	17,687
CLOs	22,678	(1,413)	83	(1,175)	623	(8,680)	—	—	12,116
Asset-backed securities backed by consumer loans	60,227	(1,714)	(2,008)	(667)	6,857	(6,347)	—	—	56,348
Other ABS	35,483	132	1,070	(1,127)	1,020	(12,097)	—	—	24,481
Corporate debt securities	14,352	—	382	(513)	3,344	(4,177)	—	—	13,388
Corporate equity securities	9,759	—	636	68	493	(1,646)	—	—	9,310
Loans, at fair value:
Residential mortgage loans	3,539,534	2,316	(2,459)	23,797	917,705	(1,155,729)	—	—	3,325,164
Commercial mortgage loans	350,515	45	(10,075)	11,717	58,746	(54,770)	—	—	356,178
Consumer loans	477	(35)	25	(22)	14	(89)	—	—	370
Corporate loans	11,767	—	—	115	22,200	(22,965)	—	—	11,117
Reverse mortgage loans(3)	10,097,279	—	—	196,378	464,479	(176,807)	—	—	10,581,329
Forward MSR-related investments, at fair value	77,848	2,654	—	14,748	—	(8,047)	—	—	87,203
MSRs, at fair value(3)	29,766	—	—	(230)	—	—	—	—	29,536
Loan commitments, at fair value	6,692	—	—	523	—	—	—	—	7,215
Loan purchase commitments, at fair value	—	—	—	1,342	—	—	—	—	1,342
Investments in unconsolidated entities, at fair value	220,078	—	(5,068)	13,372	128,768	(88,057)	—	—	269,093
Total assets, at fair value	$14,661,702	$(5,099)	$(16,454)	$256,932	$1,679,921	$(1,554,212)	$12,914	$(31,600)	$15,004,104
Liabilities:
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed securities	$(3)	$—	$—	$—	$—	$—	$—	$—	$(3)
Loan purchase commitments, at fair value	(1,602)	—	—	1,602	—	—	—	—	—
Other secured borrowings, at fair value	(1,934,309)	(1,458)	—	(30,559)	39,615	—	—	—	(1,926,711)
Unsecured borrowings, at fair value	(281,912)	—	(1,383)	1,027	34,931	—	—	—	(247,337)
HMBS-related obligations, at fair value	(9,150,883)	—	—	(147,470)	186,723	(383,502)	—	—	(9,495,132)
Total liabilities, at fair value	$(11,368,709)	$(1,458)	$(1,383)	$(175,400)	$261,269	$(383,502)	$—	$—	$(11,669,183)
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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2025, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2025. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at March 31, 2025.

(In thousands)	Three-Month Period Ended March 31, 2025
Securities, at fair value	$(3,514)
Loans, at fair value	211,522
Forward MSR-related investments, at fair value	14,748
MSRs, at fair value	(230)
Loan purchase commitments, at fair value	1,342
Loan commitments, at fair value	6,540
Investments in unconsolidated entities, at fair value	4,093
Other secured borrowings, at fair value	(30,559)
Unsecured borrowings, at fair value	(127)
HMBS-related obligations, at fair value	(147,470)
At March 31, 2025, the Company transferred $31.6 million of assets from Level 3 to Level 2 and $12.9 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2024, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2024. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at March 31, 2024.

(In thousands)	Three-Month Period Ended March 31, 2024
Securities, at fair value	$7,998
Loans, at fair value	204,081
Forward MSR-related investments, at fair value	1,612
MSRs, at fair value	309
Servicing asset, at fair value	(1,003)
Loan commitments, at fair value	1,333
Investments in unconsolidated entities, at fair value	515
Financial derivatives–assets, at fair value	(1)
Other secured borrowings, at fair value	(12,524)
Unsecured borrowings, at fair value	1,829
HMBS-related obligations, at fair value	(177,982)
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
The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$203,288	$203,288	$192,387	$192,387
Restricted cash	14,027	14,027	16,561	16,561
Due from brokers	43,023	43,023	22,186	22,186
Reverse repurchase agreements	334,145	334,145	336,743	336,743
Liabilities:
Repurchase agreements	2,568,627	2,568,627	2,584,040	2,584,040
Other secured borrowings	268,173	268,173	253,300	253,300
Due to brokers	53,848	53,848	55,429	55,429
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

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2025:
March 31, 2025:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$82,398	Market Quotes	Non Binding Third-Party Valuation	$0.41	$201.65	$82.80
	109,076	Discounted Cash Flows
	191,474		Yield	0.0%	123.3%	10.5%
			Projected Collateral Prepayments	0.0%	100.0%	73.9%
			Projected Collateral Losses	0.0%	60.7%	11.2%
			Projected Collateral Recoveries	0.0%	43.6%	3.6%
Non-Agency CMBS	11,613	Market Quotes	Non Binding Third-Party Valuation	$2.15	$73.81	$49.90
	6,074	Discounted Cash Flows
	17,687		Yield	8.8%	23.2%	14.0%
			Projected Collateral Losses	0.0%	80.0%	5.4%
			Projected Collateral Recoveries	20.0%	100.0%	93.9%
CLOs	8,701	Market Quotes	Non Binding Third-Party Valuation	$4.89	$90.00	$50.98
	3,415	Discounted Cash Flows
	12,116		Yield	12.0%	370.7%	30.7%
Agency interest only RMBS	4,951	Market Quotes	Non Binding Third-Party Valuation	$1.50	$16.25	$7.12
	5,802	Option Adjusted Spread ("OAS")
	10,753		LIBOR OAS(1)	119	3,287	442
			Projected Collateral Prepayments	13.4%	81.9%	46.5%
ABS	9,716	Market Quotes	Non Binding Third-Party Valuation	$4.90	$95.24	$76.97
	71,113	Discounted Cash Flows
	80,829		Yield	2.9%	27.6%	10.8%
			Projected Collateral Prepayments	0.0%	21.4%	14.9%
			Projected Collateral Losses	0.6%	57.4%	17.0%
Corporate debt and equity	22,698	Discounted Cash Flows	Yield	0.1%	50.5%	14.9%
Performing and re-performing residential mortgage loans	1,690,499	Discounted Cash Flows	Yield	0.9%	64.2%	8.1%
Securitized residential mortgage loans(2)(3)	1,340,544	Market Quotes	Non Binding Third-Party Valuation	$0.66	$101.66	$90.41
	130,745	Discounted Cash Flows
	1,471,289		Yield	0.9%	11.5%	4.9%
Non-performing residential mortgage loans	163,376	Discounted Cash Flows	Yield	0.2%	114.1%	13.8%
			Recovery Amount	0.7%	249.6%	103.7%
			Months to Resolution	1.0	117.9	20.9
Performing commercial mortgage loans	337,412	Discounted Cash Flows	Yield	8.6%	13.3%	10.0%
Non-performing commercial mortgage loans	18,766	Discounted Cash Flows	Yield	10.5%	15.9%	14.1%
			Recovery Amount	100.0%	100.0%	100.0%
			Months to Resolution	3.0	4.0	3.3

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Consumer loans	370	Discounted Cash Flows	Yield	9.1%	13.3%	12.0%
			Projected Collateral Prepayments	—%	30.9%	11.3%
			Projected Collateral Losses	0.3%	71.1%	24.7%
Corporate loans	11,117	Discounted Cash Flows	Yield	6.9%	20.5%	11.3%
Reverse Mortgage Loans—HECM	9,699,243	Discounted Cash Flows	Yield	2.8%	6.5%	4.4%
			Conditional Prepayment Rate	1.7%	37.1%	7.5%
Reverse Mortgage Loans—HECM buyouts	28,084	Discounted Cash Flows	Yield	7.7%	11.4%	9.9%
			Months to Resolution	0.3	60.0	18.8
Reverse Mortgage Loans—Unsecuritized Proprietary	238,747	Discounted Cash Flows	Yield	6.7%	8.4%	7.4%
			Conditional Prepayment Rate	12.0%	44.1%	13.8%
Reverse Mortgage Loans—Securitized Proprietary(2)	615,255	Market Quotes	Non Binding Third-Party Valuation	$91.15	$112.11	$108.34
			Yield	6.1%	8.9%	6.4%
Forward MSR-related investments	87,203	Discounted Cash Flows	Yield	8.8%	8.8%	8.8%
			Conditional Prepayment Rate	5.0%	5.0%	5.0%
MSRs	29,536	Discounted Cash Flows	Yield	17.4%	17.4%	17.4%
			Conditional Prepayment Rate	10.2%	55.2%	15.1%
Loan Purchase Commitments	1,342	Transaction Price	Yield	6.3%	7.9%	6.9%
Loan Commitments	7,215	Discounted Cash Flows	Pull-through rate	60.0%	99.5%	70.1%
			Cost to originate	4.1%	7.4%	4.9%
Investment in unconsolidated entities—Loan origination and mortgage-related entities	47,927	Enterprise Value	Equity Price-to-Book(4)	0.5x	1.6x	1.5x
Investment in unconsolidated entities—Other	217,822	Enterprise Value	Net Asset Value	n/a	n/a	n/a
Investment in unconsolidated entities—Loan origination-related entities	3,344	Recent Transactions	Transaction Price	n/a	n/a	n/a
	269,093
Credit default swaps on asset-backed securities	(3)	Net Discounted Cash Flows	Projected Collateral Prepayments	22.9%	22.9%	22.9%
			Projected Collateral Losses	8.6%	8.6%	8.6%
			Projected Collateral Recoveries	12.3%	12.3%	12.3%
Other secured borrowings, at fair value(2)	(1,926,711)	Market Quotes	Non Binding Third-Party Valuation	$50.00	$101.66	$90.64
			Yield	5.6%	11.6%	7.3%
			Projected Collateral Prepayments	9.5%	100.0%	88.8%
HMBS-related obligations, at fair value	(9,495,132)	Discounted Cash Flows	Yield	2.6%	6.4%	4.3%
			Conditional Prepayment Rate	6.7%	37.1%	7.5%
Unsecured borrowings, at fair value	(247,337)	Market Quotes	Non Binding Third-Party Valuation	$79.00	$94.85	$94.23
(1)Shown in basis points.
(2)Securitized residential mortgage loans, Reverse Mortgage Loans—Securitized Proprietary, and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(3)Includes $53.7 million of non-performing securitized residential mortgage loans.
(4)Represents an estimation of where market participants might value an enterprise on a price-to-book basis. For the range minimum, the range maximum, and the weighted average price-to-book ratio, excludes investments in unconsolidated entities with a total fair value of $0.5 million. Including such investments the weighted average price-to-book ratio was 1.4x.

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

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of March 31, 2025 and December 31, 2024.
March 31, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$6,859	$(27)	$6,832	$28	$(146)	$6,714	3.51%	3.70%	2.65
30-year fixed-rate mortgages	251,942	453	252,395	1,351	(18,880)	234,866	4.03%	3.91%	7.37
Reverse mortgages	1,522	41	1,563	—	(64)	1,499	4.45%	2.58%	1.78
Interest only securities	n/a	n/a	11,873	1,487	(344)	13,016	1.12%	11.56%	6.57
Non-Agency RMBS	203,348	(69,983)	133,365	15,981	(6,105)	143,241	4.79%	8.55%	3.38
CMBS	79,424	(32,114)	47,310	1,310	(14,397)	34,223	3.95%	10.63%	4.59
Non-Agency interest only securities	n/a	n/a	112,019	9,140	(8,394)	112,765	0.61%	16.61%	3.97
CLOs	n/a	n/a	41,773	929	(8,186)	34,516	2.30%	14.04%	4.45
ABS	188,204	(169,820)	18,384	6,098	(1)	24,481	2.59%	16.68%	3.09
ABS backed by consumer loans	153,176	(87,454)	65,722	795	(10,169)	56,348	12.00%	9.83%	1.60
Corporate debt	46,378	(32,755)	13,623	865	(1,100)	13,388	0.12%	—%	2.61
Corporate equity	n/a	n/a	13,827	1,829	(5,336)	10,320	n/a	n/a	n/a
U.S. Treasury securities	254,320	5,324	259,644	632	(2,372)	257,904	4.37%	4.03%	7.66
Total Long	1,185,173	(386,335)	978,330	40,445	(75,494)	943,281	4.87%	7.58%	5.64
Short:
U.S. Treasury securities	(10,673)	(247,336)	(258,009)	66	(4,023)	(261,966)	3.83%	4.31%	6.84
European sovereign bonds	(2,618)	(54)	(2,672)	127	—	(2,545)	0.13%	1.26%	0.85
Total Short	(13,291)	(247,390)	(260,681)	193	(4,023)	(264,511)	3.10%	4.28%	6.79
Total	$1,171,882	$(633,725)	$717,649	$40,638	$(79,517)	$678,770	4.85%	6.87%	5.89
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
The following tables detail weighted average life of the Company's Agency RMBS as of March 31, 2025 and December 31, 2024.
March 31, 2025:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$6,524	$6,554	3.65%	$2,597	$2,353	1.02%
Greater than three years and less than seven years	76,833	78,759	5.19%	4,882	4,504	1.68%
Greater than seven years and less than eleven years	159,722	175,477	3.52%	5,537	5,016	0.88%
Total	$243,079	$260,790	4.02%	$13,016	$11,873	1.12%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of March 31, 2025 and December 31, 2024.
March 31, 2025:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$92,934	$92,326	4.39%	$48,190	$51,261	0.74%	$81,960	$90,389	4.80%
Greater than three years and less than seven years	65,700	59,152	5.45%	43,548	46,757	1.17%	41,556	43,217	4.79%
Greater than seven years and less than eleven years	13,284	24,569	2.96%	20,719	13,783	0.15%	5,217	5,896	1.62%
Greater than eleven years	5,546	4,628	6.56%	308	218	1.24%	—	—	—%
Total	$177,464	$180,675	4.55%	$112,765	$112,019	0.61%	$128,733	$139,502	4.73%
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

The following table details the components of interest income by security type for the three-month periods ended March 31, 2025 and 2024:

	Three-Month Period Ended
(In thousands)	March 31, 2025			March 31, 2024
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$3,894	$246	$4,140	$9,067	$(1,998)	$7,069
Non-Agency RMBS and CMBS	15,399	(6,735)	8,664	8,687	(849)	7,838
CLOs	3,162	(1,326)	1,836	1,885	(376)	1,509
Other securities(1)	7,442	(1,704)	5,738	7,124	(2,658)	4,466
Total	$29,897	$(9,519)	$20,378	$26,763	$(5,881)	$20,882
(1)Other securities includes ABS, corporate debt and equity, and U.S. Treasury securities.
For the three-month periods ended March 31, 2025 and 2024 the Catch-Up Amortization Adjustment was $0.9 million and $(1.3) million, respectively.
The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three-month periods ended March 31, 2025 and 2024.

(In thousands)	Three-Month Period Ended March 31, 2025
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$37,943	$428	$(1,618)	$(1,190)
Non-Agency RMBS and CMBS	21,231	3,981	(148)	3,833
CLOs	29,894	693	(1,118)	(425)
Other securities(3)	185,913	2,569	(2,344)	225
Total	$274,981	$7,671	$(5,228)	$2,443
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(2.5) million for the three-month period ended March 31, 2025 related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities' cost basis to be uncollectible.
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
The following tables present the fair value and gross unrealized losses of the Company's long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost basis, by length of time that such securities have been in an unrealized loss position at March 31, 2025 and December 31, 2024.
March 31, 2025:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$35,097	$(598)	$130,626	$(18,528)	$165,723	$(19,126)
Non-Agency RMBS and CMBS	13,416	(532)	5,390	(1,450)	18,806	(1,982)
CLOs	1,696	(288)	458	(54)	2,154	(342)
Other securities(1)	203,476	(3,854)	3,437	(3,856)	206,913	(7,710)
Total	$253,685	$(5,272)	$139,911	$(23,888)	$393,596	$(29,160)
(1)Other securities includes ABS, U.S. Treasury securities, and corporate debt and equity securities.

December 31, 2024:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$70,028	$(1,429)	$153,009	$(22,640)	$223,037	$(24,069)
Non-Agency RMBS and CMBS	4,600	(210)	3,266	(593)	7,866	(803)
CLOs	17,505	(633)	5	—	17,510	(633)
Other securities(1)	209,184	(7,452)	5,716	(5,591)	214,900	(13,043)
Total	$301,317	$(9,724)	$161,996	$(28,824)	$463,313	$(38,548)
(1)Other securities includes ABS and corporate debt and equity securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of March 31, 2025 and December 31, 2024, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $33.8 million and $29.7 million, respectively, related to adverse changes in estimated future cash flows on its securities.
The Company has determined for certain securities that a portion of such securities' cost basis is not collectible. For the three-month periods ended March 31, 2025 and 2024, the Company recognized realized losses on these securities of $(2.5) million and $(9.7) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, corporate, and reverse mortgage loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025		December 31, 2024
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$3,458,045	$3,325,164	$3,689,355	$3,539,534
Commercial mortgage loans	357,229	356,178	370,658	350,515
Consumer loans	446	370	556	477
Corporate loans	11,117	11,117	11,767	11,767
Reverse mortgage loans	10,010,244	10,581,329	9,585,110	10,097,279
Total	$13,837,081	$14,274,158	$13,657,446	$13,999,572
The Company is subject to credit risk in connection with its investments in loans. The two primary components of credit risk are default risk, which is the risk that a borrower fails to make scheduled principal and interest payments, and severity risk, which is the risk of loss upon a borrower default on a mortgage loan or other secured or unsecured loan. Severity risk includes the risk of loss of value of the property or other asset, if any, securing the loan, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs. Credit risk in the loan portfolio can be amplified by exogenous shocks impacting borrowers, such as man-made or natural disasters.
The following table provides details, by loan type, for residential and commercial mortgage and consumer loans that are 90 days or more past due as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$240,153	$225,882	$239,156	$224,993
Commercial mortgage loans	18,770	18,765	56,476	37,558
Consumer loans	26	16	18	13

Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of March 31, 2025 and December 31, 2024.
March 31, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$3,458,045	$43,031	$3,501,076	$13,244	$(189,156)	$3,325,164	7.50%	6.72%	4.62
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.433 billion of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $(166.1) million of gross unrealized losses. See Residential Mortgage Loan Securitizations in Note 13 for additional information.
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

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of March 31, 2025 and December 31, 2024:

Property Location	March 31, 2025	December 31, 2024
North America:
United States:
California	28.2%	28.8%
Florida	19.3%	19.6%
Texas	7.8%	7.9%
Arizona	3.2%	3.1%
Pennsylvania	2.9%	2.6%
New Jersey	2.9%	2.6%
Georgia	2.8%	2.6%
New York	2.8%	1.9%
Utah	2.7%	2.7%
Washington	2.5%	2.4%
North Carolina	2.2%	2.1%
Illinois	2.0%	2.1%
Nevada	1.7%	1.5%
Colorado	1.6%	1.9%
Massachusetts	1.6%	1.5%
Maryland	1.4%	1.2%
Oregon	1.3%	1.4%
Tennessee	1.3%	1.4%
Connecticut	1.1%	1.1%
South Carolina	1.1%	—%
Other	8.4%	10.4%
	98.8%	98.8%
Europe:
United Kingdom	1.2%	1.2%
	100.0%	100.0%
The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$20,214	$19,243	$24,640	$22,845
Non-performing	231,094	217,037	229,140	215,736
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. As of March 31, 2025 and December 31, 2024, the Company had expected future credit losses related to adverse changes in estimated future cash flows, which it tracks for purposes of calculating interest income, of $26.9 million and $20.6 million, respectively, related to its residential mortgage loans.
As of March 31, 2025 and December 31, 2024, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $110.8 million and $121.5 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of March 31, 2025 and December 31, 2024:
March 31, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$357,229	$(966)	$356,263	$—	$(85)	$356,178	10.24%	10.17%	1.11
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $18.8 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of March 31, 2025 and December 31, 2024:

Property Location by U.S. State	March 31, 2025	December 31, 2024
Florida	23.5%	20.4%
New York	17.7%	14.4%
Connecticut	8.4%	10.9%
Illinois	6.9%	12.5%
New Jersey	6.2%	4.3%
Georgia	5.6%	5.4%
Texas	4.5%	4.3%
Louisiana	4.0%	3.8%
Michigan	3.5%	3.4%
Virginia	3.5%	2.8%
Alabama	3.4%	3.2%
Colorado	3.4%	3.2%
Pennsylvania	3.4%	3.3%
Mississippi	2.1%	—%
Arizona	1.8%	1.8%
Ohio	—%	4.2%
Other	2.1%	2.1%
	100.0%	100.0%
As of March 31, 2025, the Company had two non-performing commercial mortgage loans with an unpaid principal balance and fair value of $18.8 million. As of December 31, 2024, the Company had four non-performing commercial mortgage loans with an unpaid principal balance and fair value of $56.5 million and $37.6 million, respectively.
As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of March 31, 2025 and December 31, 2024, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $0.1 million and $11.8 million, related to adverse changes in estimated future cash flows on its commercial mortgage loans.

As of December 31, 2024, the Company had one commercial mortgage loan in the process of foreclosure; such loan had an unpaid principal balance and fair value of $15.5 million and $11.3 million, respectively. As of March 31, 2025, the Company did not have any commercial mortgage loans in the process of foreclosure.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of March 31, 2025 and December 31, 2024:
March 31, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Life (Years)(1)	Delinquency (Days)
Consumer loans, held-for-investment	$446	$110	$556	$57	$(243)	$370	0.84	16
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of March 31, 2025 and December 31, 2024.

Days Past Due	March 31, 2025	December 31, 2024
Current	76.5%	79.6%
30-59 Days	13.5%	14.7%
60-89 Days	4.2%	2.5%
90-119 Days	5.8%	3.2%
	100.0%	100.0%
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of March 31, 2025 and December 31, 2024, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.2 million and $0.3 million, respectively, on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the three-month periods ended March 31, 2024, the Company recognized realized losses on these loans of $(0.1) million; no such losses were recognized during the three-month period ended March 31, 2025.
Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of March 31, 2025 and December 31, 2024:
March 31, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$11,117	$(501)	$10,616	$501	$—	$11,117	8.21%	3.68
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.

December 31, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$11,767	$(386)	$11,381	$386	$—	$11,767	9.80%	3.66
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
Reverse Mortgage Loans
The table below details certain information regarding the Company's reverse mortgage loans as of March 31, 2025 and December 31, 2024.
March 31, 2025:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans
HECM loans collateralizing HMBS	$9,106,558	$9,595,444	6.49%	4.92
Unsecuritized HECM loans(1)	128,728	131,883	6.63%	5.96
Proprietary reverse mortgage loans
Securitized proprietary reverse mortgage loans	559,721	615,255	10.08%	8.86
Unsecuritized proprietary reverse mortgage loans	110,676	123,866	9.99%	17.97
Total reverse mortgage loans, held-for-investment	9,905,683	10,466,448	6.74%	5.32
Reverse mortgage loans, held-for-sale
Unsecuritized proprietary reverse mortgage loans	104,561	114,881	9.84%	18.05
Total reverse mortgage loans	$10,010,244	$10,581,329	6.77%	5.46
(1)Includes unpoolable HECM loans with an unpaid principal balance of $37.9 million.
December 31, 2024:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans
HECM loans collateralizing HMBS	$8,795,790	$9,242,569	6.51%	4.95
Unsecuritized HECM loans(1)	136,329	140,709	6.64%	6.64
Proprietary reverse mortgage loans
Securitized proprietary reverse mortgage loans	556,158	606,752	10.13%	10.19
Unsecuritized proprietary reverse mortgage loans	11,083	14,601	10.87%	17.15
Total reverse mortgage loans, held-for-investment	9,499,360	10,004,631	6.72%	5.31
Reverse mortgage loans, held-for-sale
Unsecuritized proprietary reverse mortgage loans	85,750	92,648	9.92%	17.15
Total reverse mortgage loans	$9,585,110	$10,097,279	6.75%	5.42
(1)Includes unpoolable HECM loans with an unpaid principal balance of $29.0 million.
During the three-month periods ended March 31, 2025 and 2024, the Company transferred proprietary reverse mortgage loans held-for-sale with an unpaid principal balance of $97.4 million and $210.5 million, respectively, to held-for-investment.
Unpoolable HECM loans can include unsecuritized inactive HECM loans as well as HECM loans that have reached 98% of their respective maximum claim amount (the "MCA") and repurchased from the HMBS pool ("HECM Buyout Loans"). The MCA is equal to the lesser of a home's appraised value at the point in time that the conditional commitment is issued or the maximum loan limit that can be insured by FHA. Unpoolable HECM loans are not eligible for securitization into HMBS.

HECM loans where the borrower is deceased, no longer occupies the property, or is delinquent on tax and/or insurance payments, are categorized as "inactive." Active HECM loans that have reached 98% of the MCA and have been repurchased from the HMBS pool ("ABOs") are subsequently assigned to the U.S. Department of Housing and Urban Development ("HUD"), which then reimburses the Company for the outstanding debt on the repurchased loan, up to the MCA. For inactive HECM Buyout Loans ("NABOs"), following resolution of the loan the Company files a claim with HUD for any recoverable remaining principal and advance balances. The timing and amount of the Company obligations with respect to MCA repurchases is uncertain as repurchase is dependent largely on circumstances outside of the Company’s control, including the amount and timing of future draws and the status of the loan.
The following table provides details on the Company's unpoolable HECM loans as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025		December 31, 2024
Unpoolable HECM Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
ABOs	$14,746	$13,971	$8,487	$7,773
NABOs	17,967	14,112	15,479	11,140
Other HECM loans(1)	5,159	5,159	4,986	4,988
Total unpoolable HECM loans	$37,872	$33,242	$28,952	$23,901
(1)Includes HECM tail loans where the borrower is not in compliance with the terms of the underlying loan.
As of March 31, 2025, the Company had $430.1 million in unpaid principal balance of inactive reverse mortgage loans, of which $409.0 million related to HECM loans and the remainder related to proprietary reverse mortgage loans. As of December 31, 2024, the Company had $388.2 million in unpaid principal balance of inactive reverse mortgage loans, of which $373.8 million related to HECM loans and the remainder related to proprietary reverse mortgage loans.
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's reverse mortgage loans as a percentage of total outstanding unpaid principal balance, as of March 31, 2025 and December 31, 2024.

Property Location by U.S. State	March 31, 2025	December 31, 2024
California	29.6%	29.4%
Florida	8.8%	8.8%
Colorado	6.9%	7.1%
Arizona	6.3%	6.4%
Washington	5.3%	5.4%
Utah	5.1%	5.1%
Texas	5.1%	5.1%
Oregon	2.9%	3.0%
Idaho	2.6%	2.7%
New York	2.4%	2.3%
North Carolina	2.2%	2.2%
Massachusetts	2.2%	2.1%
Nevada	2.1%	2.1%
Georgia	1.7%	1.7%
Tennessee	1.5%	1.4%
South Carolina	1.4%	1.4%
Virginia	1.4%	1.4%
Ohio	1.4%	1.4%
New Jersey	1.2%	1.2%
Pennsylvania	1.0%	1.0%
Maryland	0.9%	0.9%
Other	8.0%	7.9%
	100.0%	100.0%

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
Additionally, Longbridge has assumed the role as servicer for various private label securitization trusts collateralized by either proprietary reverse mortgage loans or HECM buyout loans. Longbridge was appointed servicer through the bankruptcy proceedings of the previous servicer, and Longbridge assumed the rights and obligations of servicing such loans.
As of March 31, 2025, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.7 billion, and the fair value of such Reverse MSRs was $29.5 million. As of December 31, 2024, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.7 billion, and the fair value of such Reverse MSRs was $29.8 million.
The fair value of the Company's MSRs is driven by the net cash flows associated with servicing activities, which include contractually specified servicing fees, late fees, and other ancillary servicing revenue. For the three-month periods ended March 31, 2025 and 2024, the Company recognized a gain (loss) related to its Reverse MSRs of $(0.2) million and $0.3 million, respectively. Gain (loss) related to Reverse MSRs is included in Other (net) on the Condensed Consolidated Statement of Operations.
7. Forward MSR-related Investments
The Company does not hold the requisite licenses to purchase or hold MSRs on forward mortgage loans ("Forward MSRs") directly. The Company, through certain of its subsidiaries acquired through the Arlington Merger, is party to various agreements (the "Forward MSR Agreements") with a licensed, government-sponsored enterprise ("GSE") approved residential mortgage loan servicer (the "Forward MSR Master Servicer") that enable the Company to participate in the economic returns of a portfolio of Forward MSRs (the "Forward MSR-related investments"). Under the Forward MSR Agreements, MSRs are purchased by the Forward MSR Master Servicer (the "Underlying Forward MSRs") with funding obtained through financing transactions with the Company. Under the terms of the Forward MSR Agreements, for an MSR acquired by the Forward MSR Master Servicer, the Company: (i) purchases the excess servicing spread from the Forward MSR Master Servicer, which entitles the Company to monthly distributions of the servicing fees collected by the Forward MSR Master Servicer in excess of 12.5 basis points per annum (the "Excess Servicing Spread"), and (ii) enters into an agreement with the parent of the Forward MSR Master Servicer (the "Base MSR Counterparty") that references the Underlying Forward MSRs (the "Base MSR Agreement").
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
Under certain circumstances, the Company can direct the Forward MSR Master Servicer to finance all or some of the Underlying Forward MSRs, alongside other similar MSRs that the Forward MSR Master Servicer oversees on behalf of third parties unrelated to the Company. Proceeds from such financing are distributed to the Company and must be repaid by the Company upon repayment of corresponding financing by the Forward MSR Master Servicer. As of both March 31, 2025 and December 31, 2024, the fair value of the Forward MSR-related investments takes into account the MSR Master Servicer's $93.5 million of outstanding borrowings for the benefit of the Company, which were secured by the Underlying Forward MSRs.
The Company has elected the FVO for its investments under the Forward MSR Agreements which are reflected in Forward MSR-related investments, at fair value, on the Condensed Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Condensed Consolidated Statement of Operations as a component of Other, net.

As of March 31, 2025 and December 31, 2024, the fair value of the Company's investments in Forward MSR-related investments was $87.2 million and $77.8 million, respectively. The following table presents activity related to Company’s investments in Forward MSR-related investments for the three-month periods ended March 31, 2025 and 2024.

	Three-Month Period Ended
(In thousands)	March 31, 2025	March 31, 2024
Forward MSR-related investments, at fair value, beginning balance	$77,848	$163,336
Distributions	(8,041)	(8,537)
Accretion of interest income	2,654	3,597
Change in unrealized gain (loss)	14,742	1,613
Forward MSR-related investments, at fair value, ending balance	$87,203	$160,009
8. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of March 31, 2025 and December 31, 2024, the Company's investments in unconsolidated entities had an aggregate fair value of $269.1 million and $220.1 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of March 31, 2025 and December 31, 2024, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $234.7 million and $184.4 million, respectively.
For the three-month periods ended March 31, 2025 and 2024, the Company recognized Earnings (losses) from investments in unconsolidated entities of $8.3 million and $2.2 million, respectively. Gains (losses) recognized from the Company's investments in unconsolidated entities are included in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations.
The following table provides details about the Company's investments in unconsolidated entities as of March 31, 2025 and December 31, 2024:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	March 31, 2025	December 31, 2024
Loan Originators:
LendSure Mortgage Corp.(1)(2)	Common shares	62.8%	62.8%
Other(1)	Various	10.0%–50.0%	10.0%–50.0%
Co-investments with Ellington affiliate(s)(1):
Elizon DB 2015-1 LLC(3)(4)	Membership Interest	34.0%	34.5%
Elizon NM CRE 2020-1 LLC(3)(5)	Membership Interest	26.0%	20.7%
Elizon CH CRE 2021-1 LLC(3)(6)	Membership Interest	39.1%	38.4%
Equity investments in securitization-related vehicles, including risk retention vehicles(7)	Membership Interest	19.9%–84.5%	24.6%–84.5%
Other:
Jepson Holdings Limited(1)(3)	Membership Interest	4.6%	4.4%
Other(1)(3)	Various	21.0%–79.0%	21.0%–79.0%
(1)See Note 16 for additional details on the Company's related party transactions.
(2)As of March 31, 2025 and December 31, 2024, includes both voting and non-voting equity interests held by the Company; its non-voting stake in the entity was 13.7%. See Note 16 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(4)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 62.3% and 60.6% as of March 31, 2025 and December 31, 2024, respectively.
(5)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 68.0% and 70.2% as of March 31, 2025 and December 31, 2024, respectively.
(6)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 60.0% and 58.1% as of March 31, 2025 and December 31, 2024, respectively.
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
9. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the three-month periods ended March 31, 2025 and 2024:

	Three-Month Period Ended
	March 31, 2025		March 31, 2024
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2024 and 2023, respectively)	117	$46,661	81	$22,085
Transfers from mortgage loans	48	31,255	36	11,553
Capital expenditures and other adjustments to cost		(42)		200
Adjustments to record at the lower of cost or fair value		(4,480)		(2,323)
Dispositions	(30)	(7,947)	(35)	(11,516)
Ending Balance (March 31, 2025 and 2024, respectively)	135	$65,447	82	$19,999
During the three-month period ended March 31, 2025, the Company sold 30 REO properties, realizing a net gain (loss) of approximately $(0.9) million. During the three-month period ended March 31, 2024, the Company sold 35 REO properties, realizing a net gain (loss) of approximately $(1.4) million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Condensed Consolidated Statement of Operations. As of both March 31, 2025 and December 31, 2024, all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $19.8 million and $19.0 million, were measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024, respectively.

10. Financial Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages certain risks associated with its investments and borrowings, including interest rate, credit, liquidity, and foreign exchange rate risk primarily by managing the amount, sources, and duration of its investments and borrowings, and through the use of derivative financial instruments. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and its known or expected cash payments principally related to its investments and borrowings. Subject to maintaining its qualification as a REIT, the Company may also use derivative financial instruments for speculative purposes.
The following table details the fair value of the Company's holdings of financial derivatives as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$109	$—
TBA securities sale contracts	13	2,381
Fixed payer interest rate swaps	101,410	160,875
Fixed receiver interest rate swaps	50,117	14,575
Credit default swaps on asset-backed indices	1,785	1,825
Credit default swaps on corporate bonds	55	83
Credit default swaps on corporate bond indices	90	—
Options	3,587	3,427
Futures	48	900
Forwards	94	320
Warrants	—	9
Total financial derivatives–assets, at fair value	157,308	184,395
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(273)	(2,417)
TBA securities sale contracts	(500)	—
Fixed payer interest rate swaps	(28,051)	(2,900)
Fixed receiver interest rate swaps	(6,537)	(32,139)
Credit default swaps on asset-backed securities	(3)	(3)
Credit default swaps on corporate bonds	(212)	(225)
Credit default swaps on corporate bond indices	(26,493)	(33,207)
Futures	(1,080)	(130)
Forwards	—	(3)
Total financial derivatives–liabilities, at fair value	(63,149)	(71,024)
Total	$94,159	$113,371

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of March 31, 2025 and December 31, 2024:
March 31, 2025:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$333,451	$1,128	3.94%	4.41%	0.63
2026	549,058	557	3.94	4.41	1.48
2027	1,665,571	1,768	3.87	4.41	1.95
2028	544,477	8,751	3.28	4.41	3.26
2029	623,485	7,031	3.49	4.41	4.47
2030	646,433	(493)	3.78	4.41	5.04
2031	169,293	21,084	1.69	4.41	6.20
2032	185,067	11,839	2.82	4.41	7.30
2033	240,259	9,566	3.20	4.41	7.98
2034	356,478	12,633	3.41	4.41	9.48
2035	269,450	(5,140)	4.03	4.41	9.90
2036	1,102	262	1.19	4.41	10.88
2037	45,000	5,146	2.81	4.41	12.41
2038	32,500	(337)	4.01	4.37	13.42
2039	13,954	205	3.78	4.41	14.43
2040	33,800	(1,044)	4.18	4.41	14.85
2050	500	239	0.98	4.33	25.57
2053	2,780	257	3.32	4.41	28.75
2054	3,874	15	3.81	4.41	29.75
2055	34,375	(108)	3.84	4.38	30.00
Total	$5,750,907	$73,359	3.62%	4.41%	4.42

December 31, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$549,561	$3,947	3.78%	4.49%	0.67
2026	626,768	2,688	4.02	4.47	1.72
2027	332,013	10,541	3.13	4.48	2.50
2028	526,877	16,461	3.26	4.47	3.52
2029	966,432	24,394	3.52	4.48	4.77
2030	247,580	9,050	3.44	4.21	5.57
2031	169,293	25,912	1.69	4.49	6.44
2032	181,867	16,640	2.80	4.49	7.56
2033	240,259	18,222	3.20	4.49	8.23
2034	391,137	21,655	3.43	4.48	9.74
2035	500	146	0.78	4.33	10.81
2036	1,102	325	1.19	4.49	11.13
2037	45,000	6,085	2.81	4.49	12.66
2038	32,500	460	4.01	4.46	13.67
2039	14,252	556	3.79	4.47	14.81
2040	500	188	0.90	4.33	15.81
2050	500	241	0.98	4.33	25.82
2053	2,780	300	3.32	4.49	28.99
2054	5,474	164	3.77	4.49	29.94
Total	$4,334,395	$157,975	3.43%	4.47%	4.59

The following tables provide information about the Company's fixed receiver interest rate swaps as of March 31, 2025 and December 31, 2024:
March 31, 2025:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$11,100	$23	4.38%	4.68%	0.47
2026	612,976	3,057	4.41	4.53	1.09
2027	584,920	1,728	4.41	3.94	1.95
2028	388,660	7,116	4.41	4.27	3.46
2029	830,187	12,889	4.40	4.18	4.23
2030	749,975	10,212	4.41	3.99	5.02
2031	47,985	(210)	4.40	3.68	5.91
2033	185,668	4,444	4.41	4.11	8.62
2034	173,263	(240)	4.37	3.84	9.30
2035	405,223	7,128	4.41	4.01	9.91
2038	34,792	(1,344)	4.41	3.54	13.73
2039	8,259	(206)	4.41	3.67	13.89
2040	8,000	(37)	4.41	3.88	14.92
2050	500	(249)	4.41	0.90	25.57
2053	12,160	(1,114)	4.41	3.33	28.74
2054	7,004	(247)	4.41	3.65	29.62
2055	30,305	630	4.40	3.94	29.93
Total	$4,090,977	$43,580	4.41%	4.12%	4.92
December 31, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$137,818	$(235)	4.49%	4.89%	0.21
2026	658,463	1,040	4.47	4.54	1.38
2027	59,110	(794)	4.49	3.84	2.42
2028	391,266	2,499	4.49	4.27	3.71
2029	1,188,667	(8,483)	4.48	3.97	4.57
2030	148,025	223	4.39	4.14	5.70
2031	47,985	(1,628)	4.49	3.68	6.16
2033	193,949	48	4.49	4.08	8.87
2034	193,363	(5,174)	4.47	3.81	9.57
2035	500	(150)	4.49	0.74	10.81
2038	34,792	(2,148)	4.49	3.54	13.98
2039	8,539	(460)	4.47	3.71	14.39
2040	500	(194)	4.49	0.84	15.81
2050	500	(251)	4.49	0.90	25.82
2053	13,154	(1,409)	4.49	3.33	28.99
2054	7,704	(448)	4.46	3.62	29.85
Total	$3,084,335	$(17,564)	4.48%	4.16%	4.51

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$205	$11	12.75	$209	$11	12.99
Credit default swaps on corporate bonds	2,000	55	0.72	2,000	83	0.97
Credit default swaps on corporate bond indices	4,880	90	5.22	—	—	—
Short:
Credit default swaps on asset-backed indices	(29,439)	1,774	33.68	(31,427)	1,814	34.60
Liability:
Short:
Credit default swaps on asset-backed securities	(47)	(3)	10.49	(46)	(3)	10.74
Credit default swaps on corporate bonds	(13,000)	(212)	2.22	(13,000)	(225)	2.47
Credit default swaps on corporate bond indices	(955,955)	(26,493)	5.22	(900,305)	(33,207)	4.97
	$(991,356)	$(24,778)	6.04	$(942,569)	$(31,527)	5.91
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.
Futures
The following table provides information about the Company's long and short positions in futures as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025			December 31, 2024
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Long Contracts:
U.S. Treasury futures	$1,900	$48	2.63	$—	$—	—
Short Contracts:
U.S. Treasury futures	—	—	—	(107,000)	900	2.82
Liabilities:
Long Contracts:
U.S. Treasury futures	—	—	—	1,900	(130)	2.63
Short Contracts:
U.S. Treasury futures	(192,500)	(1,080)	2.74	—	—	—
Total, net	$(190,600)	$(1,032)	2.74	$(105,100)	$770	2.81

Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	102	$—	n/a	102	$9	n/a
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
As of March 31, 2025 and December 31, 2024, the Company had outstanding TBA purchase and sale contracts as follows:

	March 31, 2025				December 31, 2024
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$69,679	$68,604	$68,713	$109	$—	$—	$—	$—
Liabilities	76,657	67,877	67,604	(273)	151,156	140,826	138,409	(2,417)
	146,336	136,481	136,317	(164)	151,156	140,826	138,409	(2,417)
Sale contracts:
Assets	(10,100)	(8,035)	(8,022)	13	(164,256)	(156,001)	(153,620)	2,381
Liabilities	(255,536)	(250,822)	(251,322)	(500)	—	—	—	—
	(265,636)	(258,857)	(259,344)	(487)	(164,256)	(156,001)	(153,620)	2,381
Total TBA securities, net	$(119,300)	$(122,376)	$(123,027)	$(651)	$(13,100)	$(15,175)	$(15,211)	$(36)
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

Gains and losses on the Company's derivative contracts for the three-month periods ended March 31, 2025 and 2024 are summarized in the tables below:

		Three-Month Period Ended March 31, 2025
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$10,818	$2,158	$12,976	$(2,087)	$(25,596)	$(27,683)
Credit default swaps on asset-backed indices	Credit		201	201		(114)	(114)
Credit default swaps on corporate bond indices	Credit		(132)	(132)		3,183	3,183
Credit default swaps on corporate bonds	Credit		(8)	(8)		(14)	(14)
TBAs	Interest Rate		72	72		(614)	(614)
Futures	Interest Rate		(1,042)	(1,042)		(1,802)	(1,802)
Forwards	Currency		(426)	(426)		(222)	(222)
Warrants	Credit		—	—		(8)	(8)
Options	Credit		—	—		159	159
Total		$10,818	$823	$11,641	$(2,087)	$(25,028)	$(27,115)

		Three-Month Period Ended March 31, 2024
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$15,438	$(8,653)	$6,785	$(4,427)	$23,890	$19,463
Credit default swaps on asset-backed indices	Credit		(200)	(200)		(1,370)	(1,370)
Credit default swaps on corporate bond indices	Credit		(4,567)	(4,567)		1,676	1,676
Credit default swaps on corporate bonds	Credit		(7)	(7)		62	62
Total return swaps	Equity Market/Credit		20	20		(1)	(1)
TBAs	Interest Rate		817	817		3,948	3,948
Futures	Interest Rate		434	434		6,918	6,918
Forwards	Currency		110	110		395	395
Warrants	Credit		86	86		(726)	(726)
Total		$15,438	$(11,960)	$3,478	$(4,427)	$34,792	$30,365

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three-month period ended March 31, 2025 and the year ended December 31, 2024:

Derivative Type	Three-Month Period Ended March 31, 2025	Year Ended December 31, 2024
	(In thousands)
Interest rate swaps	$8,610,391	$6,264,082
Credit default swaps	1,029,495	816,986
TBAs	355,032	443,821
Futures	147,775	292,562
Forwards	23,632	23,575
Options	3,876	605
Warrants	102	125
Total return swaps	—	705
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of March 31, 2025 and December 31, 2024, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at March 31, 2025 and December 31, 2024 are summarized below:

Credit Derivatives	March 31, 2025	December 31, 2024
(In thousands)
Fair Value of Written Credit Derivatives, Net	$156	$94
Notional Value of Written Credit Derivatives(1)	7,085	2,209
(1)The notional value is the maximum amount that a seller of credit protection would be obligated to pay, and a buyer of credit protection would receive, upon occurrence of a "credit event." Movements in the value of credit default swap transactions may require the Company or the counterparty to post or receive collateral. Amounts due or owed under credit derivative contracts with an International Swaps and Derivatives Association ("ISDA") counterparty may be offset against amounts due or owed on other credit derivative contracts with the same ISDA counterparty. As a result, the notional value of written credit derivatives involving a particular underlying reference asset or index has been reduced (but not below zero) by the notional value of any contracts where the Company has purchased credit protection on the same reference asset or index with the same ISDA counterparty.
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of March 31, 2025, the implied credit spreads on the Company's outstanding written credit derivative ranged from 61 to 133 basis points as compared to 79 basis points as of December 31, 2024. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of March 31, 2025 and December 31, 2024 was $0.2 million and $0.3 million, respectively.

11. Other Assets
The following table provides additional details of the Company's assets included in Other assets on the Condensed Consolidated Balance Sheet at March 31, 2025 and December 31, 2024.

Other Assets	March 31, 2025	December 31, 2024
	(In thousands)
Prepaid expenses, advances, and deferred offering costs	$11,782	$12,396
Accounts receivable	4,868	4,985
Leases—right of use assets(1)	4,262	5,161
Prepaid scheduled draws on reverse mortgage loans and amounts due from sub-servicer	4,003	3,375
Intangible assets	2,046	2,171
Loan purchase commitments	1,342	—
Certificates of deposit, security deposits, and escrow cash	1,223	1,604
Property and equipment(2)	1,156	1,360
Receivables and claims related to reverse mortgage loans repurchased from HMBS(3)	840	1,239
Other	551	513
	$32,073	$32,804
(1)See Note 24 for additional details on the Company's leases and ROU assets.
(2)Net of accumulated depreciation.
(3)Represents receivables from third-parties and claims to HUD related to loans repurchased from HMBS. See Note 13, Issuance of HMBS for discussion on the maximum claim amount related to reverse mortgage loans in HMBS.
In connection with the Longbridge Transaction, the Company identified and recognized various intangible assets. The following table details the Company's intangible assets as of March 31, 2025 and December 31, 2024.

	March 31, 2025				December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(In thousands)			(In months)	(In thousands)			(In months)
Intangible Asset:
Internally developed software	$1,400	$(1,167)	$233	36	$1,400	$(1,050)	$350	36
Trademarks/trade names	1,200	—	1,200	Indefinite	1,200	—	1,200	Indefinite
Customer relationships	700	(87)	613	240	700	(79)	621	240
Total identified intangible assets	$3,300	$(1,254)	$2,046		$3,300	$(1,129)	$2,171
The following table summarizes changes in the net carrying value of the Company's intangible assets for the three-month periods ended March 31, 2025 and 2024.

	Three-Month Period Ended March 31, 2025
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets—Beginning Balance (December 31, 2024)	$350	$1,200	$621	$2,171
Accumulated Amortization	(117)	—	(8)	(125)
Net carrying value of intangible assets—Ending Balance (March 31, 2025)	$233	$1,200	$613	$2,046

	Three-Month Period Ended March 31, 2024
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets—Beginning Balance (December 31, 2023)	$817	$1,200	$656	$2,673
Accumulated Amortization	(117)	—	(8)	(125)
Net carrying value of intangible assets—Ending Balance (March 31, 2024)	$700	$1,200	$648	$2,548
The following table summarizes the Company's estimated future amortization expense on its intangible assets.

(In thousands)	March 31, 2025
2025	$260
2026	35
2027	35
2028	35
2029	35
Thereafter	446
Total	$846
12. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024. See Note 13 and Note 16 for additional information on the Company's consolidated VIEs.

(In thousands)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,175	$1,333
Restricted cash	12,424	14,958
Securities, at fair value	56,348	60,227
Loans, at fair value	4,274,139	4,460,201
Forward MSR-related investments, at fair value	36,311	30,395
Investments in unconsolidated entities, at fair value	117,559	102,152
Real estate owned	54,223	34,575
Investment related receivables	24,651	24,974
Other assets	367	365
Total Assets	$4,577,197	$4,729,180
Liabilities
Repurchase agreements	$1,648,155	$1,779,853
Other secured borrowings	32,611	34,771
Other secured borrowings, at fair value	1,926,711	1,934,309
Interest payable	3,904	4,078
Accrued expenses and other liabilities	950	648
Total Liabilities	3,612,331	3,753,659
Total Stockholders' Equity	957,034	967,496
Non-controlling interests	7,832	8,025
Total Equity	964,866	975,521
Total Liabilities and Equity	$4,577,197	$4,729,180

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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of March 31, 2025 and December 31, 2024, the fair value of the Company's investment in the notes issued by the CLO Issuers was $2.4 million and $2.5 million, respectively. See Note 16 for further details on the Company's participation in CLO transactions.
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
For the non-QM securitizations in which the Company participated between November 2019 and July 2022, the Sponsor and the Depositor are wholly-owned subsidiaries of the Company. The Company has subsequently participated in non-QM and CES loan securitizations with other entities managed by Ellington (each a "Securitization Co-Participant"), and in such cases the Sponsor and the Depositor are not subsidiaries of the Company.
Under the Dodd-Frank Act, sponsors of securitizations are generally required to retain at least 5% of the economic interest in the credit risk of the securitized assets (the "Risk Retention Rules"). Securitizations of "qualified mortgage loans" (as defined under the rules of the Consumer Financial Protection Bureau) are generally not subject to the Risk Retention Rules. In order to comply with the Risk Retention Rules, in each non-QM securitization for which the applicable Sponsor was a wholly-owned subsidiary of the Company, the Company purchased and intends to hold, at a minimum, the requisite amount of the most subordinated classes of Certificates and the excess cash flow certificates. The applicable Sponsor also purchased the Certificates entitled to excess servicing fees in each securitization, while the remaining classes of Certificates were purchased by unrelated parties and, when applicable, certain Securitization Co-Participants. In the non-QM securitizations for which the Sponsor was not a wholly-owned subsidiary of the Company, the Company and the applicable Securitization Co-Participants have membership interests in an entity formed for such purpose (the "Participated Risk Retention Vehicle") which purchased, and intends to hold, the requisite amount of each class of Certificate for each applicable non-QM securitization. The Participated Risk Retention Vehicle also purchased the Certificates entitled to excess servicing fees of such Issuing Entities. The remaining Certificates were purchased by the Company, the Securitization Co-Participants, and/or various unrelated parties.
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
The following table details the assets and liabilities of the Consolidated Issuing Entities included in the Company's Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Assets:
Loans, at fair value	$1,432,928	$1,449,266
Investment related receivables	5,991	4,252
Liabilities:
Other secured borrowings, at fair value	1,304,709	1,318,198

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
The following table provides details on outstanding non-consolidated residential mortgage loan securitizations in which the Company has participated:

Issuing Entity	Closing Date	Principal Balance of Loans Sold By the Company	Principal Balance of Loans Sold By the Securitization Co-Participants	Total Face Amount of Certificates Issued
		(In thousands)
EFMT 2022-4	12/22	$309,998	$55,264	$365,262
EFMT 2023-1	2/23	176,218	154,149	330,367
EFMT 2024-INV1	4/24	194,497	105,955	300,452
EFMT 2024-INV2	10/24	238,247	49,770	288,017
EFMT 2024-NQM1	11/24	189,072	101,406	290,478
EFMT 2024-CES1	12/24	102,642	96,712	199,354
EFMT 2025-NQM1	1/25	193,569	76,063	269,632
EFMT 2025-CES1	2/25	185,273	83,629	268,902
EFMT 2025-INV1	2/25	148,189	111,518	259,707
EFMT 2025-CES2	3/25	166,527	123,589	290,116
In order to comply with the Risk Retention Rules, the Participated Risk Retention Vehicle purchased a percentage of each of the classes of Certificates issued by the respective Issuing Entities, except for EFMT 2024-CES1 which was exempt from the Risk Retention Rules as all contributed loans were "qualified" loans. The aggregate fair value of the Company's ownership interests in the Residential Loan JV, and respective series of both the Participated Risk Retention Vehicle and Sponsor, was $37.1 million and $14.5 million as of March 31, 2025 and December 31, 2024, respectively. Such interests are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The Company and the Securitization Co-Participants also directly purchased certain of the Certificates issued by the non-consolidated Issuing Entities; the Company subsequently sold various of these Certificates. As of March 31, 2025 and December 31, 2024, the fair value of the Company's investment in such Certificates was $57.6 million and $28.9 million, respectively, and is included on the Condensed Consolidated Balance Sheet in Securities, at fair value.
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
Residential Mortgage Loan Securitizations—European Residential Mortgage Loans
The Company holds an interest in a European RMBS issued by an unaffiliated European securitization trust (the "European RMBS Issuer"), which is a VIE. The European RMBS Issuer issued various tranches of notes (the "European Debt Tranches") collateralized by a pool of European residential mortgage loans (the "European Mortgage Loan Securitization").
As the holder of a majority interest in the most subordinate European Debt Tranche, the Company may, at its sole option, purchase all of the outstanding European Debt Tranches (the "Optional Redemption"). As a result, the Company has the power to direct the activities that most significantly impact the economic performance of the European RMBS Issuer and the Company determined that the Company is the current primary beneficiary of this VIE, and therefore the Company has consolidated the European RMBS Issuer.

The following table details the assets and liabilities of the European RMBS Issuer included in the Company's Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$1,080	$1,105
Loans, at fair value	38,364	39,168
Investment related receivables	1,416	1,373
Liabilities:
Other secured borrowings, at fair value	38,316	39,638
Investment related payables	2,483	1,948
Residential Mortgage Loan Securitizations—Co-Sponsor
The Company entered into agreements whereby it co-sponsored various securitizations of residential mortgage loans (the "Co-Sponsored Securitizations") with an unrelated third-party (the "Co-Sponsor") and certain affiliates of Ellington (the "Co-Sponsor Affiliated Participants"). With respect to the Co-Sponsored Securitization completed in October 2024, the Company, through a wholly owned subsidiary, purchased residential mortgage loans from the Co-Sponsor that were then transferred to a third party depositor. With respect to the Co-Sponsored Securitization completed in January 2025, an Affiliated Co-Sponsor, purchased residential mortgage loans from the Co-Sponsor that were then transferred to a third party depositor. In each Co-Sponsored Securitization the residential mortgage loans were then transferred from the third party depositor to to a newly formed entity (each a "Co-Sponsored Issuer"). The transfers to the Co-Sponsored Issuers were accounted for as sales in accordance with ASC 860-10. Pursuant to each of the Co-Sponsored Securitizations, each Co-Sponsored Issuer issued various classes of mortgage-backed notes (the "Co-Sponsored Notes") which are backed by the cash flows from the underlying loans.
The following table summarizes the Co-Sponsored Securitizations in which the Company has participated.

Issuing Entity	Closing Date	Total Face Amount of Certificates Issued
		(In thousands)
RCKT MORTGAGE TRUST 2024-CES8	10/24	$546,992
RCKT MORTGAGE TRUST 2025-CES1	1/25	535,777
Notwithstanding that the Co-Sponsored Notes carry final scheduled payment dates in October 2044 or later, the majority holder of the most subordinate Co-Sponsored Notes (the "Option Holder") for each respective Co-Sponsored Securitization, may, at its sole option, purchase all of the outstanding Co-Sponsored Notes (an "Optional Redemption") following the earlier of (1) the third anniversary of the closing date of the respective securitization or (2) the date on which the aggregate unpaid principal balance of the underlying residential mortgage loans has declined below 20% of the aggregate unpaid principal balance as of the date on which such loans were originally transferred to the respective Co-Sponsored Issuer. The purchase price that the Option Holder is required to pay in connection with an Optional Redemption is equal to the sum of the unpaid principal balance of each class of Co-Sponsored Notes as of the redemption date and any accrued and unpaid interest thereon and any applicable fees.
In order to comply with the Risk Retention Rules, the Company retained a fixed percentage of each of the classes of Co-Sponsored Notes issued by each Co-Sponsored Issuer. Additionally, the Company and certain of the Co-Sponsor Affiliated Participants purchased certain of the Co-Sponsored Notes that are not subject to the Risk Retention Rules. As of March 31, 2025 and December 31, 2024, the fair value of the Company's investment in such Co-Sponsored Notes was $81.9 million and $48.2 million, respectively, and is included in Securities, at fair value on the Condensed Consolidated Balance Sheet.
The Company has evaluated its interests in each of the Co-Sponsored Issuers, which are VIEs. Because the Company does not control the assets of the Co-Sponsored Issuers nor does it have the power to direct the activities that most significantly impact such entities' economic performance, the Company determined that it is not the primary beneficiary of these VIEs, and therefore the Company has not consolidated these VIEs.

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
As shown in the above table, pursuant to each of the securitizations, the respective Consumer Securitization Issuer issued senior and subordinated notes. Trust certificates representing beneficial ownership of each of the Consumer Securitization Issuers were also issued. In connection with each transaction, through a jointly owned newly formed entity (each a "Consumer Risk Retention Vehicle"), the Company and the Consumer Co-Participants acquired certain of the subordinated notes as well as the trust certificates in the respective Consumer Securitization Issuer. As of both March 31, 2025 and December 31, 2024, the Company's total interest in the Consumer Risk Retention Vehicles, for which the Company has elected the FVO, was $0.5 million. The fair value of the Consumer Risk Retention Vehicles is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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
The following table details the assets and liabilities of the RM Issuing Entities included in the Company's Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Assets:	(In thousands)
Restricted cash	$12,424	$14,958
Loans, at fair value	613,426	604,771
Liabilities:
Other secured borrowings, at fair value	583,686	576,474
Issuance of HMBS
Longbridge is approved as a Title II, non-supervised direct endorsement mortgagee with HUD. Longbridge is also an approved issuer of HMBS whereby it pools HECM loans and issues HMBS securities which are sold to third-parties with only the servicing rights retained. As discussed in Note 5, HMBS are structured whereby the HMBS issuer is required to repurchase loans whenever the outstanding principal balance of such loan reaches 98% of the MCA. In accordance with ASC 860-10, the transfer of the loans to the HMBS securitization vehicle does not qualify as a sale as the Company has not surrendered control over transferred financial assets. As a result, the transfer of the loans is accounted for as secured borrowings for which the Company has elected the FVO. Such secured borrowings are included in HMBS-related obligations, at fair value. The majority of the related collateral is included as a component of Loans, at fair value, on the Condensed Consolidated Balance Sheet. The Company recognizes interest expense on such HMBS-related obligations based on the stated coupon rate of the respective HMBS. Interest expense and changes in fair value are recorded in net change related to HMBS obligations, at fair value on the Condensed Consolidated Statement of Operations. During the three-month periods ended March 31, 2025 and 2024, the Company pooled HECM loans with an unpaid principal balance of $357.2 million and $274.4 million, respectively, into HMBS. As of March 31, 2025, the Company was servicing 929 pools of HMBS with an unpaid principal balance of $9.1 billion. As of December 31, 2024, the Company was servicing 894 pools of HMBS with an unpaid principal balance of $8.8 billion.
The Company had entered into a Collaboration and Transfer Agreement (the "HECM CT Agreement") with a third party. Pursuant to the HECM CT Agreement, the Company purchased HECM loans and the associated MSR from the third party and securitized such loans into HMBS. While the Company was the legal owner and servicer of the HMBS, under the HECM CT Agreement, the third party received a portion of the cash flows generated from the HMBS. The Company retained a base participation fee, along with the right to premiums on subsequent HECM tail securitizations. Additionally, in the event Company was required to repurchase a loan from the HMBS pool, there was a put option repurchase guarantee from the third-party whereby such party was required to repurchase such HECM loans from the Company. The HECM CT Agreement was terminated in September 2024 and the Company transferred the related HECM loans and the associated MSR to the third party.
During the three-month periods ended March 31, 2025 and 2024, the Company repurchased HECM loans from HMBS pools, largely consisting of loans subject to 98% of the MCA requirement, with an unpaid principal balance of $31.6 million and $147.8 million, respectively. Of these repurchases, during the three-month period ended March 31, 2024, $136.0 million were subsequently transferred to a third party in accordance with the HECM CT Agreement, which was terminated as of December 31, 2024.
14. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, Other secured borrowings, at fair value, and HMBS-related obligations, at fair value. As of March 31, 2025 and December 31, 2024, the Company's total secured borrowings were $14.3 billion and $13.9 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 24 counterparties as of both March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, remaining days to maturity on the Company's open repurchase agreements ranged from 1 day to 473 days and interest rates on the Company's open repurchase agreements ranged from 3.20% to 7.71%. As of December 31, 2024, remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 563 days and interest rates on the Company's open repurchase agreements ranged from 3.65% to 7.96%.

The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS, credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), reverse mortgage loans, and U.S. Treasury securities by remaining maturity as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$188,477	4.47%	14	$224,049	4.76%	13
31-60 Days	4,065	4.92%	56	5,006	4.78%	41
61-90 Days	3,560	4.96%	83	7,051	4.97%	85
151-180 Days	1,542	5.05%	161	2,029	5.19%	161
Total Agency RMBS	197,644	4.49%	17	238,135	4.77%	17
Credit Assets:
30 Days or Less	56,232	6.25%	8	400,698	6.68%	8
31-60 Days	223,157	6.22%	52	157,630	6.18%	40
61-90 Days	131,316	5.36%	78	120,108	5.55%	77
91-120 Days	234,124	6.54%	104	130,829	6.39%	115
121-150 Days	—	—%	—	70,078	7.19%	147
151-180 Days	39,770	5.80%	165	33,694	6.06%	166
181-364 Days	1,144,162	6.33%	209	972,732	6.44%	275
> 364 Days	162,220	6.39%	473	202,379	6.41%	545
Total Credit Assets	1,990,981	6.27%	186	2,088,148	6.43%	205
Reverse Mortgage Loans:
31-60 Days	—	—%	—	14,833	5.59%	52
61-90 Days	17,913	5.44%	83	2,889	5.88%	66
121-150 Days	3,965	7.65%	127	—	—%	—
181-364 Days	97,310	6.88%	189	12,720	7.36%	263
Total Reverse Mortgage Loans	119,188	6.69%	171	30,442	6.35%	142
U.S. Treasury Securities:
30 Days or Less	260,814	4.51%	2	227,315	4.71%	2
Total U.S. Treasury Securities	260,814	4.51%	2	227,315	4.71%	2
Total	$2,568,627	5.98%	153	$2,584,040	6.12%	169
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of March 31, 2025 and December 31, 2024, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $3.2 billion and $3.3 billion, respectively. In addition, as of March 31, 2025 and December 31, 2024, the Company posted (received) net cash collateral of $5.0 million and $5.3 million, respectively, to its counterparties. In addition, as of March 31, 2025 and December 31, 2024, additional securities with a fair value of $0.3 million and $0.5 million, respectively, were posted by the Company as a result of margin calls from various counterparties.

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table provides details by counterparty for such counterparties for which the amounts at risk relating to the Company's repurchase agreements was greater than 10% of total equity as of March 31, 2025 and December 31, 2024.
March 31, 2025:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$171,353	195	10.5%
December 31, 2024:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$185,717	230	11.7%
Other Secured Borrowings
The Company has entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured revolving borrowing facility, which terminates in January 2026, whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. The facility accrues interest on a floating rate basis. As of March 31, 2025 and December 31, 2024, the Company had outstanding borrowings under this facility in the amount of $32.6 million and $34.8 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. As of March 31, 2025, the fair value of ABS backed by consumer loans collateralizing this borrowing was $55.6 million and the effective interest rate on this facility, was 8.50%. As of December 31, 2024, the fair value of ABS backed by consumer loans collateralizing this borrowing was $59.2 million and the effective interest rate on this facility was 8.47%. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both March 31, 2025 and December 31, 2024, the Company was in compliance with all of its covenants.
The Company has completed various securitization transactions, as discussed in Note 13—Consolidated Non-QM securitizations, whereby it financed portfolios of non-QM loans. As of March 31, 2025 and December 31, 2024, the fair value of the Company's outstanding liabilities associated with the Company's Consolidated Residential Mortgage Loan Securitizations was $1.30 billion and $1.32 billion, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the certificates held by third parties was 3.06% as of both March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the fair value of non-QM loans held in the Consolidated Residential Mortgage Loan Securitization trusts was $1.43 billion and $1.45 billion, respectively.
The Company has completed securitization transactions, as discussed in Note 13—Proprietary Reverse Mortgage Loan Securitizations, whereby it financed portfolios of proprietary reverse mortgage loans. As of March 31, 2025 and December 31, 2024, the fair value of the Company's outstanding liabilities associated with the Company's Reverse Mortgage Securitizations was $583.7 million and $576.5 million, respectively, representing the fair value of the RM Notes held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the RM Notes held by third parties was 4.87% and 4.81% as of March 31, 2025 and December 31, 2024, respectively. Collateral held in the RM Issuing Entities as of March 31, 2025 includes the fair value of reverse mortgage loans of $613.4 million and $12.4 million of cash held in securitization reserve funds. Collateral held in the RM Issuing Entities as of December 31, 2024 includes the fair value of reverse mortgage loans of $604.8 million and $15.0 million of cash held in securitization reserve funds.
As discussed in Note 13—Residential Mortgage Loan Securitizations—European Residential Mortgage Loans, the Company has determined that it is the primary beneficiary of the European RMBS Issuer, resulting in consolidation. As of March 31, 2025 and December 31, 2024, the fair value of the outstanding liabilities of the European RMBS Issuer was $38.3 million and $39.6 million, respectively, representing the fair value of the European Debt Tranches held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the European Debt Tranches held by third parties was 7.84% and 7.94% as of March 31, 2025 and December 31, 2024, respectively. Collateral held in the European RMBS Issuer as of March 31, 2025, includes the fair value of residential mortgage loans of $38.4 million and $1.1 million of cash. Collateral held in the European RMBS Issuer as of December 31, 2024, includes the fair value of residential mortgage loans of $39.2 million and $1.1 million of cash.

The Company has various warehouse lines of credit which it uses to finance its portfolio of reverse mortgage loans prior to them being sold or pooled into HMBS. There are a number of covenants, including several financial covenants, associated with these lines of credit; as of March 31, 2025 and December 31, 2024, the Company was in compliance with all of these covenants. As of March 31, 2025 and December 31, 2024, the Company had outstanding borrowings under these financing lines of $119.0 million and $170.4 million, respectively, which is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The following table provides details for each of the warehouse lines of credit.

		March 31, 2025			December 31, 2024
	Maturity	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate
		(In thousands)			(In thousands)
Facility A	May 2025	$18,250	$21,455	6.97%	$57,646	$68,209	7.09%
Facility B	April 2025	100,704	111,423	7.22%	112,748	124,705	7.07%
		$118,954	$132,878	7.18%	$170,394	$192,914	7.08%
The Company entered into an agreement to finance a portfolio of HECM tail draws prior to being sold or pooled into HMBS. This facility matures in May 2025, and accrues interest on a floating-rate basis. As of March 31, 2025 and December 31, 2024, the Company's outstanding borrowings under this facility was $18.5 million and $19.0 million, respectively, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 8.00% as of both March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the fair value of HECM tail draws collateralizing this borrowing was $32.5 million and $30.1 million, respectively, which are included in Loans, at fair value on the Condensed Consolidated Balance Sheet. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both March 31, 2025 and December 31, 2024, the Company was in compliance with all of its covenants.
The Company is a party to various agreements which provide a facility for the financing of certain HECM Buyout Loans. This facility was executed in March 2023 with a three-year term and accrues interest on a floating-rate basis. As of March 31, 2025 and December 31, 2024, the Company's outstanding borrowings under this facility were $22.0 million and $14.3 million, respectively, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 6.92% and 6.85% as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the fair value of HECM Buyout Loans collateralizing this borrowing was $22.8 million and $14.4 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of March 31, 2025 and December 31, 2024, the Company was in compliance with all of its covenants.
In January 2025, the Company entered into various agreements to finance certain reverse mortgage loans. This facility matures in January 2026 and accrues interest on a floating-rate basis. Under the terms of this facility, in addition to borrowings collateralized by reverse mortgage loans, the Company may also borrow up to an additional $20.0 million in the form of working capital advances. However, in the event of default, the lender can utilize any excess value of any reverse mortgage loans held as collateral to pay down any working capital advances outstanding. As of March 31, 2025, the Company's outstanding borrowings under this facility was $76.1 million, which included $20.0 million of working capital advances; such borrowings are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. As of March 31, 2025, the fair value of reverse mortgage loans collateralizing these borrowings was $62.0 million and the effective interest rate was 7.35%.
HMBS-related Obligations
As discussed in Note 13—Proprietary Reverse Mortgage Loan Securitizations, the Company issues pools of HMBS which are accounted for as secured borrowings. As of March 31, 2025 and December 31, 2024, the Company had HMBS-related obligations, at fair value of $9.5 billion and $9.2 billion, respectively. As of March 31, 2025 and December 31, 2024, such HMBS-related obligations are secured by $9.6 billion and $9.2 billion, respectively, of HECM loans, REO, and HMBS-related claims or other receivables. The weighted average interest rate on the Company's HMBS-related obligations was 6.13% and 5.90% as of March 31, 2025 and December 31, 2024, respectively.

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
Upon the completion of the Arlington Merger, the Company assumed Arlington's liabilities including various unsecured debt. The Company assumed $34.9 million Arlington's 6.75% Senior Notes, which bore interest at a rate of 6.75% and which became due March 15, 2025 (the "6.75% Senior Notes"). Interest on the 6.75% Senior Notes was payable quarterly in arrears. In March 2025, the Company fully redeemed the 6.75% Senior Notes at par plus accrued and unpaid interest to, but excluding, the date of redemption.
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
There are a number of covenants, including several financial covenants, associated with the Senior Notes; as of both March 31, 2025 and December 31, 2024, the Company was in compliance with all of its covenants for its outstanding Senior Notes. The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.
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

Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of March 31, 2025:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	HMBS-related Obligations(3)	Unsecured Borrowings(1)	Total
(In thousands)
Next Twelve Months	$2,406,407	$503,185	$1,230,819	$—	$4,140,411
Year 2	162,220	243,481	1,009,208	37,750	1,452,659
Year 3	—	194,962	893,113	210,000	1,298,075
Year 4	—	158,985	926,063	—	1,085,048
Year 5	—	134,187	1,214,745	—	1,348,932
Total	$2,568,627	$1,234,800	$5,273,948	$247,750	$9,325,125
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $823.8 million, $122.7 million, and $20.1 million of expected principal repayments related to the Company's consolidated non-QM, reverse mortgage loan, and European Mortgage Loan securitizations, respectively, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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
The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"). Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three-month periods ended March 31, 2025 and 2024, the Company recorded income tax expense (benefit) of $(0.1) million and $0.1 million, respectively. The Company evaluates its deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income. Based upon the available evidence at March 31, 2025, the Company determined that it was more likely than not that the deferred tax assets of its TRS would not be utilized in future periods; a valuation allowance of $67.1 million was recorded to fully reserve against these deferred tax assets.
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
For the three-month period ended March 31, 2025, the total base management fee incurred was $6.1 million, consisting of $6.2 million of total gross base management fee incurred, less $0.1 million of management fee rebates. For the three-month period ended March 31, 2024, the total base management fee incurred was $5.7 million, consisting of $5.8 million of total gross base management fee incurred, less $0.1 million of management fee rebates. See "—Participation in CLO Transactions" and "—Investment in Affiliate" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of March 31, 2025 and December 31, 2024, there was no Loss Carryforward.
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
The Company incurred an incentive fee of $4.5 million for the three-month period ended March 31, 2025. The Company did not accrue an incentive fee for the three-month period ended March 31, 2024, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the three-month periods ended March 31, 2025 and 2024, the Company reimbursed the Manager $3.2 million and $6.0 million, respectively, for previously incurred operating expenses. As of March 31, 2025 and December 31, 2024, the outstanding payable to the Manager for operating expenses was $4.6 million and $2.4 million, respectively, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.
Transactions Involving Investments in Unconsolidated Entities—Certain Loan Originators
As of March 31, 2025 and December 31, 2024, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator (the "Related-Party MLPA") in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both March 31, 2025 and December 31, 2024, there were no advances outstanding. The Company has also entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 24, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements and certain loan purchase commitments under the Related-Party MLPA. As of March 31, 2025 and December 31, 2024, the fair value of the Company's investment in this mortgage loan originator was $31.5 million and $33.6 million, respectively.
The Company is a party to an agreement with another mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria (the "Related Party Loan Purchase Agreement"). As of both March 31, 2025 and December 31, 2024, the fair value of the Company's investment in such mortgage loan originator was $1.5 million.
The Company has entered into various agreements with a residential mortgage loan originator (the "RTL Originator") in which it holds a non-controlling equity investment. Under the terms of such agreements, the Company has the option to purchase additional non-controlling equity interests at certain valuation thresholds. The Company also entered into a Commitment Letter Agreement (the "RTL Commitment Agreement") whereby it committed to purchase eligible loans originated by the RTL Originator; see Note 24, Commitments and Contingencies, for further information on the Company's commitment under the RTL Commitment Agreement. The RTL Originator has been determined to be a VIE. The Company has evaluated the RTL Originator and determined that the Company is not the primary beneficiary of the RTL Originator. As of both March 31, 2025 and December 31, 2024, the fair value of the Company's non-controlling equity investment in the RTL Originator was $0.6 million, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
The Company has entered into various agreements with another residential mortgage loan originator (the "Residential Originator") which included acquiring a minority stake in such originator. Under the terms of such agreements, the Company provided financing, in the form of a secured promissory note (the "Residential Originator Note"), under which the Residential Originator can borrow up to $9.0 million. The Residential Originator Note is subject to an interest rate of 10% per annum through May 2025 and then 15% per annum until maturity on December 1, 2029. As of both March 31, 2025 and December 31, 2024, the outstanding balance and fair value of the Residential Originator Note was $8.5 million, which is included in Loans, at fair value on the Condensed Consolidated Balance Sheet. The Company also entered into a Forward Commitment Letter Agreement (the "Residential Commitment Agreement") whereby it committed to purchase eligible loans originated by the Residential Originator; see Note 24, Commitments and Contingencies, for further information on the Company's commitment under the Residential Commitment Agreement and the Residential Originator Note. The Residential Originator has been determined to be a VIE. The Company has evaluated the Residential Originator and determined that the Company is not the primary beneficiary of the Residential Originator. As of both March 31, 2025 and December 31, 2024, the fair value of the Company's non-controlling equity investment in the Residential Originator was $2.5 million.
The Company holds an investment in common and preferred stock of a consumer loan originator (the "Consumer Loan Originator"). An employee of Ellington, who serves as an officer of the Company, also serves on the board of the Consumer Loan Originator, as the Company's representative. In January 2025, the Company entered into a Loan and Security Agreement whereby the Company extended a revolving line of credit to the Consumer Loan Originator of up to $1.0 million (the "Consumer LOC") which matures in January 2028. The outstanding borrowing under the Consumer LOC is subject to a floating interest rate equal to one-month SOFR plus 4.00% per annum. As of March 31, 2025, outstanding advances under the Consumer LOC were $0.2 million. As of March 31, 2025, the Company, through a wholly-owned trust subsidiary, and the Consumer Loan Originator, entered into an amended consumer loan purchase and sale flow agreement (the "Amended PSFA") whereby the Company purchases consumer loans that satisfy certain specified criteria. The Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses, including financing expenses. As discussed in Note 14, the Company has entered into a secured revolving borrowing facility to finance its certain of its consumer loans. As of March 31, 2025 and December 31, 2024, the total fair value of the Company's beneficial interests was $56.3 million and $60.2 million, respectively, which is included in Securities, at fair value on the Condensed Consolidated Balance Sheet.
The following table provides details of financing that the Company has provided, in the form of secured promissory notes, to certain other loan origination-related entities in which the Company also holds equity investments.

Effective Date of Promissory Note	Maturity Date of Promissory Note		Interest Rate as of		Outstanding Borrowings as of		Fair Value(1) as of
		Maximum Borrowing	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
		(In thousands)			(In thousands)
May 2021(2)	December 31, 2025	$6,000	12.0%	12.0%	$—	$1,000	$—	$1,000
February 2022(3)	December 31, 2025	750	7.0%	7.0%	625	625	625	625
March 2025	December 31, 2027	3,000	10.0%	n/a	—	—	—	—
(1)Classified as a Corporate loan and is included in Loans, at fair value on the Condensed Consolidated Balance Sheet.
(2)Convertible into non-voting equity interests, at the option of the borrower, at any time prior to maturity.
(3)Promissory note was amended in January 2025 extending the maturity date.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchased certain of its consumer loans through an affiliate (the "Purchasing Entity") under various purchase agreements. The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trust was $0.4 million as of both March 31, 2025 and December 31, 2024.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $1.9 billion and $2.1 billion as of March 31, 2025 and December 31, 2024, respectively.
The Company is a co-investor in certain commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of March 31, 2025 and December 31, 2024, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $117.6 million and $102.2 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Condensed Consolidated Balance Sheet.
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
Equity Investment in Unconsolidated Entity
The Company is a co-investor, together with other affiliates of Ellington, in Jepson Holdings Limited ("Jepson"), the parent of an entity (the "Jepson Risk Retention Vehicle") that has sponsored various European mortgage loan securitizations. The Jepson Risk Retention Vehicle is expected to hold certain of the notes it issues for each securitization it completes in order to comply with European risk retention rules. As of both March 31, 2025 and December 31, 2024, the Company's equity investment in Jepson Holdings Limited had a fair value of $0.3 million. See Note 8 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of March 31, 2025 and December 31, 2024, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $853.5 million and $734.0 million, respectively. The Company's segregated silo of this debt as of March 31, 2025 and December 31, 2024, was $248.0 million and $202.6 million, respectively, and is included under the caption Repurchase agreements on the Company's Condensed Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both March 31, 2025 and December 31, 2024, no party to any of the repurchase agreements was in default.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month periods ended March 31, 2025 and 2024, the amount of such management fee rebates was $49 thousand and $0.1 million, respectively.
During the three-month period ended March 31, 2024, the Company purchased $1.2 million of various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations; no such purchases were made during the three-month period ended March 31, 2025. Such purchases are effected at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitizations.
Investment in Affiliate
The Company has an investment in the common shares of Ellington Real Estate Income Trust, Inc. (the "Affiliated REIT"), which is an affiliate of the Company managed by an affiliate of Ellington (the "Affiliate REIT Manager"). The Company, Ellington, and various unrelated third parties (collectively, the "Affiliated REIT Founding Investors") have entered into various agreements committing to invest in the common stock of the Affiliated REIT. As of March 31, 2025, the Company had contributed $25.0 million and has no remaining commitment to fund any additional capital calls of the Affiliated REIT. As of March 31, 2025 and December 31, 2024, the fair value of the Company's investment in the Affiliated REIT was $25.6 million and $19.1 million, respectively. In accordance with the management agreement between the Affiliated REIT and the Affiliate REIT Manager (the "REIT Management Agreement"), investors pay a quarterly base management fee and, if certain performance hurdles are met, a performance fee. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fee and performance fee payable to the Affiliated REIT Manager; for the three-month period ended March 31, 2025, the amount of such management fee rebates was $10 thousand.
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
The directors of the Affiliated REIT are currently: Michael Vranos, the Company's Co-Chief Investment Officer; Laurence Penn, the Company's Chief Executive Officer and President and a member of the Board of Directors; and Mark Tecotzky, the Company's Co-Chief Investment Officer. The Company has evaluated its interests in the Affiliated REIT, which is a VIE. Because the Company does not have the power to direct the activities that most significantly impact the Affiliated REIT's economic performance, the Company determined that it is not the primary beneficiary of the Affiliated REIT.
17. Long-Term Incentive Plan Units
OP LTIP Units issued under the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans is presented in Compensation and benefits, on the Statement of Operations. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the three-month periods ended March 31, 2025 and 2024 was $0.4 million, and $0.3 million, respectively.

The below table details unvested OP LTIP Units as of March 31, 2025:

Grant Recipient	Number of Unvested OP LTIP Units	Grant Date	Vesting Date(1)
Directors:
	16,756	September 11, 2024	September 10, 2025
Dedicated or partially dedicated personnel:
	17,538	December 14, 2023	December 14, 2025
	39,740	March 19, 2024	December 31, 2025
	30,443	December 12, 2024	December 12, 2025
	18,383	December 12, 2024	December 12, 2026
	178,230	March 19, 2025	March 19, 2026
	62,172	March 19, 2025	December 31, 2026
Total unvested OP LTIP Units at March 31, 2025	363,262
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.
The following tables summarize issuance and exercise activity of OP LTIP Units for the three-month periods ended March 31, 2025 and 2024:

	Three-Month Period Ended
	March 31, 2025			March 31, 2024
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (December 31, 2024 and 2023, respectively)	365,518	481,102	846,620	365,518	383,437	748,955
Granted	—	240,402	240,402	—	39,740	39,740
OP LTIP Units Outstanding (March 31, 2025 and 2024, respectively)	365,518	721,504	1,087,022	365,518	423,177	788,695
OP LTIP Units Unvested and Outstanding (March 31, 2025 and 2024, respectively)	—	363,262	363,262	—	124,749	124,749
OP LTIP Units Vested and Outstanding (March 31, 2025 and 2024, respectively)	365,518	358,242	723,760	365,518	298,428	663,946
There were an aggregate of 1,076,700 and 1,317,102 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of March 31, 2025 and December 31, 2024, respectively.
18. Non-controlling Interests
Operating Partnership
Non-controlling interests include the Convertible Non-controlling Interests in the Operating Partnership owned by an affiliate of the Manager, members of the Board of Directors, and certain current and former Ellington employees and their related parties in the form of OP LTIP Units. Income allocated to Convertible Non-controlling Interests is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the period, calculated using a daily weighted average of all shares of common stock of the Company and Convertible Non-controlling Interests outstanding during the period. Holders of Convertible Non-controlling Interests are entitled to receive the same distributions that holders of shares of common stock of the Company receive. Convertible Non-controlling Interests are non-voting with respect to matters as to which holders of common stock of the Company are entitled to vote.
As of March 31, 2025, the Convertible Non-controlling Interests consisted of the outstanding 1,087,022 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.9% in the Operating Partnership. As of December 31, 2024, the Convertible Non-controlling Interests consisted of the outstanding 846,620 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.8% in the Operating Partnership. As of March 31, 2025 and December 31, 2024, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $15.4 million and $12.2 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of March 31, 2025 and December 31, 2024, the joint venture partners' interests in subsidiaries of the Company were $7.8 million and $8.0 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
19. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of March 31, 2025 and December 31, 2024, the total amount of cumulative preferred dividends in arrears was $4.6 million and $4.7 million, respectively.
As of March 31, 2025 and December 31, 2024, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
As of March 31, 2025 and December 31, 2024, there were 4,820,421 shares of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.
As of March 31, 2025 and December 31, 2024, there were 4,000,000 shares of 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series C Preferred Stock") outstanding.
As of March 31, 2025 and December 31, 2024, there were 379,668 shares of 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock, $0.01 par value per share ("Series D Preferred Stock") outstanding.
The Company has commenced an "at-the-market" offering for the Series A Preferred Stock and Series B Preferred Stock (the "Preferred ATM Program"), in connection with which it has entered into equity distribution agreements with sales agents under which it is authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. The Company did not issue any shares of preferred stock under the Preferred ATM Program during either of the three-month periods ended March 31, 2025 or 2024. As of March 31, 2025, the Company had remaining authorization under the Preferred ATM Program of $99.5 million.
The Company's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock (collectively the "Series Preferred Stock") rank senior to its common stock and Convertible Non-controlling Interests. Each Series Preferred Stock ranks on a parity with all other Series Preferred Stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution, or winding up of the Company.
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
Common Stock
The Company has authorized 300,000,000 shares of common stock, $0.001 par value per share as of March 31, 2025. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding. As of March 31, 2025 and December 31, 2024, there were 94,428,880 and 90,678,492 shares of common stock outstanding, respectively. Included in shares of common stock outstanding as of both March 31, 2025 and December 31, 2024, are 16,756 of unvested restricted shares of common stock that are subject to forfeiture restrictions that will lapse on December 26, 2025. Total expense associated with restricted common shares issued under the Company's incentive plans for the three-month period ended March 31, 2025 were $54 thousand.
The Company has an "at-the-market" offering program for shares of its common stock (the "Common ATM Program"), in connection with which it has entered into equity distribution agreements with sales agents. Under the current equity distribution agreements the Company is authorized to offer and sell up to $300.0 million of common stock from time to time. During the three-month period ended March 31, 2025, the Company issued 3,750,388 shares of common stock under the Common ATM Program which provided $50.8 million of net proceeds after $0.5 million of agent commissions and offering costs. During the three-month period ended March 31, 2024, the Company issued 2,103,725 shares of common stock under the Common ATM Program which provided $26.9 million of net proceeds after $0.3 million of agent commissions and offering costs. As of March 31, 2025, the Company had a remaining authorization to issue $248.7 million of common shares.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three-month periods ended March 31, 2025 and 2024:

	Three-Month Period Ended
	March 31, 2025	March 31, 2024
Shares of Common Stock Outstanding (as of December 31, 2024 and 2023, respectively)	90,678,492	83,000,488
Share Activity:
Shares of common stock issued	3,750,388	2,103,725
Shares of common stock repurchased	—	(47,565)
Shares of Common Stock Outstanding (as of March 31, 2025 and 2024, respectively)	94,428,880	85,056,648
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of March 31, 2025 and December 31, 2024, the Company's issued and outstanding shares of common stock would increase to 95,562,262 and 91,571,472 shares, respectively.

In March 2023, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to $50 million of the Company's common stock (the "2023 Repurchase Plan"), which extended the Company’s ability to repurchase common stock beyond the 1.55 million shares authorized under the previous plan. The 2023 Repurchase Plan is open-ended in duration and allow the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases under the 2023 Repurchase Plan are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the three-month period ended March 31, 2024, the Company repurchased 47,565 shares at an average price per share of $11.01 and a total cost of $0.5 million; no shares were repurchased during the three-month period ended March 31, 2025. As of March 31, 2025, the Company has authorization to repurchase an additional $45.1 million of the Company's common stock under the 2023 Repurchase Plan.
Distributions to Stockholders
The following table summarizes cash dividends declared by the Company on its common and preferred stock during the three-month periods ended March 31, 2025 and 2024:

(In thousands, except per share amounts)	Three-Month Period Ended March 31,
	2025		2024
Class of Stock	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$2,830	$0.61	$1,941	$0.42
Series B Preferred Stock	1,883	0.39	1,883	0.39
Series C Preferred Stock	2,156	0.54	2,156	0.54
Series D Preferred Stock	166	0.44	166	0.44
Series E Preferred Stock	—	—	508	0.52
Common Stock	36,232	0.39	36,936	0.43

20. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended
(In thousands except share amounts)	March 31, 2025	March 31, 2024
Net income (loss) attributable to common stockholders	$31,649	$26,915
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	321	255
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	31,970	27,170
Dividends declared:
Common stockholders	(35,852)	(36,589)
Convertible Non-controlling Interests	(380)	(347)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(36,232)	(36,936)
Undistributed (Distributed in excess of) earnings:
Common stockholders	(4,203)	(9,674)
Convertible Non-controlling Interests	(59)	(92)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$(4,262)	$(9,766)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	91,601,467	84,467,546
Weighted average Convertible Non-controlling Interest Units outstanding	927,705	800,992
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	92,529,172	85,268,538
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.39	$0.43
Undistributed (Distributed in excess of)	(0.05)	(0.11)
	$0.35	$0.32
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.39	$0.43
Undistributed (Distributed in excess of)	(0.05)	(0.11)
	$0.35	$0.32
(1)For the three-month periods ended March 31, 2025 and 2024, excludes net income (loss) of $0.3 million and $0.2 million, respectively, attributable to non-participating interests held by joint venture partners and Longbridge (as applicable); see Note 18 for additional details.
21. Restricted Cash
Restricted cash represents cash that the Company can use only for specific purposes. As of March 31, 2025 and December 31, 2024, the Company had $14.0 million and $16.6 million of restricted cash including cash balances that are restricted under a warehouse line of credit agreement and cash held in securitization reserve funds.
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

The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2025 and December 31, 2024.
March 31, 2025:

Description	Amount of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$157,308	$(62,294)	$—	$(50,026)	$44,988
Reverse repurchase agreements	334,145	(192,646)	(141,499)	—	—
Liabilities
Financial derivatives–liabilities	(63,149)	62,294	—	248	(607)
Repurchase agreements	(2,568,627)	192,646	2,370,953	5,028	—
(1)In the Company's Condensed Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of March 31, 2025 was $3.2 billion. As of March 31, 2025, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $26.3 million and $1.1 million, respectively.
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
December 31, 2024:

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
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2024 was $3.3 billion. As of December 31, 2024, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged of $4.0 million and $(0.1) million, respectively.
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

23. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of March 31, 2025 and December 31, 2024.
March 31, 2025:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$203,288	8	44.9%
Collateral on repurchase agreements held by dealers(2)	3,236,948	24	16.9%
Due from brokers	43,023	16	67.4%
Receivable for securities sold(3)	1,933	5	84.7%
(1)Each counterparty is a financial institution that the Company believes to be creditworthy as of March 31, 2025.
(2)Includes securities, loans, and REO as well as cash posted as collateral for repurchase agreements.
(3)Included in Investment related receivables on the Condensed Consolidated Balance Sheet.
December 31, 2024:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty
	(In thousands)
Cash and cash equivalents	$192,387	7	55.4%
Collateral on repurchase agreements held by dealers(1)	3,271,047	24	18.1%
Due from brokers	22,186	17	25.5%
Receivable for securities sold(2)	3,836	5	75.2%
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both March 31, 2025 and December 31, 2024, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $330.0 million and $288.4 million as of March 31, 2025 and December 31, 2024, respectively.
Loan Purchase Commitments
The Company is party to mortgage loan purchase and sale flow agreements with various loan originators ("MLPAs"). As of March 31, 2025 and December 31, 2024, the Company had commitments, subject to completion of satisfactory due diligence and other terms of the respective MLPAs, to purchase residential mortgage loans with a principal balance of $394.1 million and $352.7 million, respectively. As of March 31, 2025 and December 31, 2024, the fair value of the Company's loan purchase commitments was $1.3 million and $(1.6) million, respectively, which is included in Other Assets and Accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheet.

Commitments and Contingencies Related to Investments in Loan Originators
In connection with certain of its investments in mortgage and consumer loan originators, the Company has outstanding commitments and contingencies as described below.
As described above in —Loan Purchase Commitments, the Company has entered into various MLPAs, including the Related-Party MLPA, as described in Note 16, under which it commits to purchase non-QM loans from a certain mortgage loan originator. As of March 31, 2025 and December 31, 2024, the Company had commitments, subject to the terms of the Related-Party MLPA, to purchase non-QM loans with a principal balance of $34.9 million and $25.6 million, respectively. As of March 31, 2025 and December 31, 2024, the fair value of such loan purchase commitments was $0.1 million and $(0.2) million, respectively, which is included in Other assets and Accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheet. The Company has also entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million as of both March 31, 2025 and December 31, 2024 and there were no such borrowings outstanding as of either date. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of March 31, 2025 and December 31, 2024, the estimated fair value of such guarantee was insignificant.
As described above in —Loan Purchase Commitments, the Company has entered into various MLPAs, including the Related Party Loan Purchase Agreement, as described in Note 16, under which it commits to purchase RTL and non-QM loans from a certain mortgage loan originator. As of March 31, 2025 and December 31, 2024, the Company had commitments, subject to the terms of the Related Party Loan Purchase Agreement, to purchase non-QM loans with a principal balance of $49.9 million and $52.4 million, respectively. As of March 31, 2025 and December 31, 2024, the fair value of such loan purchase commitments was $0.4 million and $(0.4) million, respectively, which is included in Other assets and Accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheet.
As described in Note 16, the Company entered into various secured promissory notes with certain mortgage loan originators in which it also holds equity interests. As of March 31, 2025 and December 31, 2024, the Company had unfunded commitments related to such secured promissory notes of $29.6 million and $5.6 million, respectively.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which it has an equity investment, under a promissory note. The Company's maximum guarantees were capped at $15.5 million. No such amounts were outstanding as of March 31, 2025 or December 31, 2024.
As discussed in Note 16, under the terms of the RTL Commitment Agreement, the Company committed to purchase at least $500 million of eligible loans originated by the RTL Originator. As of March 31, 2025 and December 31, 2024, the Company has unfunded commitments under the RTL Commitment Agreement of $361.8 million and $369.0 million, respectively.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of December 31, 2024, the Company had unfunded commitments related to such investments in the amount of $2.6 million; there was no remaining commitment as of March 31, 2025.
As detailed in Note 16, in January 2025, the Company had extended a line of credit to the Consumer Loan Originator whereby the borrower can draw funds up to $1.0 million. As of March 31, 2025, the Company had unfunded commitments related to such line of credit in the amount of $0.8 million.
Commitments to Extend Credit
The Company enters into loan commitment arrangements with borrowers who have applied for reverse mortgage loans that have not yet closed. As of March 31, 2025 and December 31, 2024, the fair value of such commitments was $7.2 million and $6.7 million, respectively, which is reflected in Loan commitments on the Condensed Consolidated Balance Sheet.
The Company is required to fund further borrower advances for loans where the borrower has not fully drawn down all of the reverse mortgage loan proceeds available to them. As of both March 31, 2025 and December 31, 2024, the Company had unfunded commitments related to such reverse mortgage loans of $2.1 billion. Additionally, the Company has the obligation to advance various other reverse mortgage loan-related amounts such as the borrowers' property taxes and, in the case of HECM reverse mortgage loans, monthly insurance premiums to FHA.

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
Lease Commitments
Longbridge, a consolidated subsidiary of the Company, leases office space and office equipment, under various operating lease arrangements, which expire on various dates through January 2035. Additionally, as a result of the Arlington Merger, the Company assumed the remaining lease for Arlington's principal office space which expired in October 2024. As discussed in Note 2, the Company makes various assumptions and estimates in recognizing the operating lease ROU assets and corresponding lease liabilities, including the expected lease term, incremental borrowing rate, and identifying lease and non-lease components. Total expense under all operating leases amounted to $0.3 million and $0.4 million for the three-month periods ended March 31, 2025 and 2024, respectively. Such expense is included in Other expenses on the Condensed Consolidated Statement of Operations.
The following table provides details of the Company's outstanding leases as of March 31, 2025 and December 31, 2024.

($ in thousands)	March 31, 2025	December 31, 2024
ROU assets	$4,262	$5,161
Lease liabilities	4,775	5,704
Weighted average remaining term (in years)	7.7	7.2
Weighted average discount rate	9.16%	8.87%
The following table details contractual future minimum lease payments as of March 31, 2025.

Minimum Payments
(In thousands)
Year ended December 31, 2025	$688
Year ended December 31, 2026	914
Year ended December 31, 2027	923
Year ended December 31, 2028	929
Year ended December 31, 2029	948
Thereafter	2,518
Total	6,921
Less: implied interest payments	(2,146)
Lease Liability	$4,775
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

Income and expense items that are not directly allocable to either segment are included in Corporate/Other as reconciling items to the Company's consolidated financial statements. These unallocable items include: (i) all income and expense items related to the Company's Unsecured borrowings, at fair value and preferred stock outstanding, including any hedges related thereto; (ii) management and incentive fees; (iii) income tax expense (benefit); (iv) certain compensation and benefits expenses, professional fees, administrative and custody fees, non-cash equity compensation; and (v) interest income (expense) on cash margin.
The following tables present the Company's results of operations by reportable segment for the three-month periods ended March 31, 2025 and 2024, and various reconciling items to the Company's results of operations overall. Other segment expenses may include professional, administrative, and custody fees, technology- and data-related expenses, marketing expenses, licensing fees, rent and miscellaneous office expenses.

	Three-Month Period Ended March 31, 2025
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$93,347	$20,852	$1,714	$115,913
Total other income (loss)	12,391	26,331	928	39,650
Significant expenses:
Interest expense	(51,563)	(16,612)	(4,481)	(72,656)
Base management fee to affiliate (net of fee rebates)	—	—	(6,092)	(6,092)
Incentive fee to affiliate	—	—	(4,533)	(4,533)
Investment related expenses—Servicing expense	(1,563)	(5,456)	—	(7,019)
Investment related expenses—Other	(1,254)	(5,354)	—	(6,608)
Compensation and benefits	(2,259)	(13,760)	(923)	(16,942)
Other expenses	—	(6,996)	(3,793)	(10,789)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	49,099	(995)	(17,180)	30,924
Income tax expense (benefit)	—	—	(96)	(96)
Earnings (losses) from investments in unconsolidated entities	8,304	—	—	8,304
Net Income (Loss)	57,403	(995)	(17,084)	39,324
Net income (loss) attributable to non-controlling interests	316	—	324	640
Dividends on preferred stock	—	—	7,035	7,035
Net Income (Loss) Attributable to Common Stockholders	$57,087	$(995)	$(24,443)	$31,649
Non-cash items:
Amortization and depreciation expense	$—	$303	$—	$303

	Three-Month Period Ended March 31, 2024
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$91,403	$8,240	$1,877	$101,520
Total other income (loss)	10,024	38,170	(3,709)	44,485
Significant expenses:
Interest expense	(57,310)	(8,557)	(4,597)	(70,464)
Base management fee to affiliate (net of fee rebates)	—	—	(5,730)	(5,730)
Investment related expenses—Servicing expense	(1,217)	(4,471)	—	(5,688)
Investment related expenses—Other	(1,756)	(5,792)	—	(7,548)
Compensation and benefits	(170)	(12,742)	(1,731)	(14,643)
Other expenses	—	(6,094)	(3,952)	(10,046)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	40,974	8,754	(17,842)	31,886
Income tax expense (benefit)	—	—	61	61
Earnings (losses) from investments in unconsolidated entities	2,226	—	—	2,226
Net Income (Loss)	43,200	8,754	(17,903)	34,051
Net income (loss) attributable to non-controlling interests	185	38	259	482
Dividends on preferred stock	—	—	6,654	6,654
Net Income (Loss) Attributable to Common Stockholders	$43,015	$8,716	$(24,816)	$26,915
Non-cash items
Amortization and depreciation expense	$—	$270	$—	$270
The following tables present the Company's balance sheet by reportable segment as of March 31, 2025 and December 31, 2024 which reconciles to the Company's financial position overall.

	March 31, 2025
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,443,302	$10,984,245	$216,681	$16,644,228
Total Liabilities	3,919,117	10,747,422	340,073	15,006,612
Total Equity	1,524,185	236,823	(123,392)	1,637,616

	December 31, 2024
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,628,583	$10,493,971	$194,474	$16,317,028
Total Liabilities	4,076,568	10,270,289	379,349	14,726,206
Total Equity	1,552,015	223,682	(184,875)	1,590,822
26. Subsequent Events
Dividends Declared
On April 3, 2025, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on May 27, 2025 to stockholders of record as of April 30, 2025.
On May 7, 2025, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on June 30, 2025 to stockholders of record as of May 30, 2025.
Issuance of Common Shares
Subsequent to March 31, 2025, the Company issued 84,257 shares of common stock under the Common ATM Program which provided $1.1 million of net proceeds after $15 thousand of agent commissions and offering costs.

Management Agreement
On March 11, 2025, the Company entered into the Eighth Amended and Restated Management Agreement (the "Amended Management Agreement") with the Operating Partnership and the Manager. Effective April 1, 2025, the Amended Management Agreement replaced the Management Agreement, dated as of March 13, 2018, among the Company, the Operating Partnership and the Manager.
The Amended Management Agreement made certain changes to the Management Agreement, including: (i) updating references to the Company's corporate form to reflect the Company's previously announced and completed transition from a limited liability company to a corporation, (ii) clarifying and refining certain portions of the expense reimbursement provision, and (iii) simplifying the calculation of the "Hurdle Amount," removing complexity in the methodology while preserving the intent in the Management Agreement. Specifically, the Amended Management Agreement redefines the Hurdle Amount as "with respect to any fiscal quarter, the result obtained by multiplying the (i) Stockholders’ Common Equity at the end of the immediately preceding fiscal quarter and (ii) the Hurdle Rate. The Hurdle Amount shall be appropriately adjusted for any issuances or repurchases of Common Stock during the fiscal quarter."
The Amended Management Agreement's initial term expires on December 31, 2025, unless terminated earlier in accordance with its terms. The Amended Management Agreement will renew automatically each year for a one-year period, unless the Company or the Manager exercises its respective termination rights.

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
Special Note Regarding Forward-Looking Statements
When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (the "SEC") or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "would," "could," "goal," "objective," "will," "may," "seek," or similar expressions or their negative forms or references to strategy, plans or intentions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, as such, may involve known and unknown risks, uncertainties, and assumptions.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities or our investments; market volatility; changes in the prepayment rates on the mortgage loans owned by us, or underlying the securities owned by us; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets and the available terms for such borrowings; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); our ability to maintain our qualification as a real estate investment trust ("REIT"); and risks associated with investing in real estate assets, including changes in business conditions and the general economy such as changes to fiscal or monetary policy, heightened inflation, slower growth or recession, and currency fluctuations. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We conduct all of our operations and business activities through the Operating Partnership. As of March 31, 2025, we had an ownership interest of approximately 99.1% in the Operating Partnership. The remaining ownership interest of approximately 0.9% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 30-year history of investing in the Agency and credit markets.
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Provided that we maintain our qualification as a REIT, we generally will not be subject to U.S. federal, state, and local income tax on our

REIT taxable income that is currently distributed to our stockholders. Any taxes paid by a domestic taxable REIT subsidiary ("TRS") will reduce the cash available for distribution to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains.
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
We have two reportable segments, the Investment Portfolio Segment and the Longbridge Segment. In our Investment Portfolio Segment, we invest in a diverse array of financial assets, including residential and commercial mortgage loans; residential mortgage-backed securities ("RMBS"), including RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity ("Agency RMBS"); commercial mortgage-backed securities ("CMBS"); consumer loans and asset-backed securities ("ABS") including ABS backed by consumer loans; investments referencing mortgage servicing rights on traditional forward mortgage loans ("Forward MSR-related investments"); collateralized loan obligations ("CLOs"); non-mortgage- and mortgage-related derivatives; debt and equity investments in loan origination companies; and other strategic investments. We refer to the portion of our investment portfolio excluding Agency RMBS as our credit portfolio.
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

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations ("CMOs"), including interest only securities ("IOs"), principal only securities ("POs"), and inverse interest only securities ("IIOs").

CMBS and Commercial Mortgage Loans	.	CMBS;
	.	CLOs backed by commercial mortgage loans ("CRE CLOs"); and
	.	Commercial mortgage loans and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS backed by consumer loans;
	.	ABS backed by Small Business Administration ("SBA") loans, including IOs backed by SBA loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Corporate CLOs	.	Corporate CLO debt and equity tranches; and
	.	Investments in CLO loan accumulation facilities.

Mortgage-Related Derivatives	.	To-Be-Announced mortgage pass-through certificates ("TBAs");
	.	Credit default swaps ("CDS") on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, non-QM, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages ("ARMs"), Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by mortgages on single-family-rental properties;
	.	RMBS backed by first-lien and second-lien mortgages;
	.	RMBS backed by performing and non-performing mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters;
	.	Collateralized debt obligations ("CDOs");
	.	RMBS backed by European residential mortgages ("European RMBS");
	.	Retained tranches from securitizations in which we have participated; and
	.	Credit risk transfer securities ("CRTs").

Asset Class		Principal Assets
(continued)
Residential Mortgage Loans	.	Residential mortgage loans that are not deemed "qualified mortgage" loans under the rules of the Consumer Financial Protection Bureau ("non-QM loans");
	.	Residential "transition loans," such as residential bridge loans and residential "fix-and-flip" loans;
	.	Residential non-performing mortgage loans ("NPLs");
	.	Re-performing loans ("RPLs"), which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount;
	.	Retained tranches from securitizations to which we have contributed assets;
	.	Reverse mortgage loans;
	.	Closed-end second lien mortgage loans; and
	.	Home equity line of credit loans ("HELOCs").
Strategic Investments in Loan Originators	.	Strategic equity and/or debt investments in loan originators and mortgage-related entities;

Other	.	Mortgage servicing rights ("MSRs") and MSR-related investments;
	.	Real estate, including commercial and residential real property;
	.	Strategic equity and/or debt investments in entities related to our business;
	.	Corporate debt and equity securities and corporate loans;
	.	Other non-mortgage-related derivatives; and
	.	Confirmation of originator fee certificates.
Agency RMBS
Our Agency RMBS assets consist primarily of whole pool (and to a lesser extent, partial pool) pass-through certificates, the principal and interest of which are guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or the Government National Mortgage Association, within the U.S. Department of Housing and Urban Development ("Ginnie Mae") and which are backed by ARMs, Hybrid ARMs, or fixed-rate mortgages. In addition to investing in pass-through certificates which are backed by traditional mortgages, we have also invested in Agency RMBS backed by reverse mortgages. Reverse mortgages are mortgage loans for which neither principal nor interest is due until the borrower dies, the home is sold, or other trigger events occur. Mortgage pass-through certificates are securities representing undivided interests in pools of mortgage loans secured by real property where payments of both interest and principal, plus prepaid principal, on the securities are made monthly to holders of the security, in effect "passing through" monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. Whole pool pass-through certificates are mortgage pass-through certificates that represent the entire ownership of (as opposed to merely a partial undivided interest in) a pool of mortgage loans.
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
The majority of CMBS utilize senior/subordinate structures, similar to those found in non-Agency RMBS. Subordination levels vary so as to provide for one or more AAA credit ratings on the most senior classes, with less senior securities rated investment grade and non-investment grade, including a first loss component which is typically unrated. This first loss component is commonly referred to as the "B-piece," which is the most subordinated (and therefore highest yielding and riskiest) tranche of a CMBS securitization. We acquire investment grade, non-investment grade, and non-rated CMBS. Our target assets also include single-asset single-borrower CMBS ("SASB CMBS"). SASB CMBS can be collateralized by single properties or by a portfolio of properties.
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
Our commercial mortgage loans may be fixed or floating rate and will generally have maturities ranging from one to ten years. We typically originate and acquire first-lien loans but may also originate and acquire subordinated loans. As of March 31, 2025, all of our commercial mortgage loans were first-lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
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
Residential Mortgage Loans
Our residential mortgage loans include newly originated non-QM loans, residential transition loans, as well as legacy residential NPLs and RPLs. A non-QM loan is not necessarily high-risk, or subprime, but is instead a loan that does not conform to the complex Qualified Mortgage ("QM") rules of the Consumer Financial Protection Bureau. For example, many non-QM loans are made to creditworthy borrowers who cannot provide traditional documentation for income, such as borrowers who are self-employed. There is also demand from certain creditworthy borrowers for loans above the QM 43% debt-to-income ratio limit that still meet all ability-to-repay standards. We hold equity investments in various non-QM originators, and to date we have purchased the majority of our non-QM loans from these originators, although we could potentially purchase a greater share of non-QM loans from other sources in the future.
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
As a result of the Longbridge Transaction, we consolidate Longbridge, which acquires reverse mortgage loans both through its origination activities and through secondary market purchases. Historically, the majority of loans acquired by Longbridge have been home equity conversion mortgage loans ("HECMs"), which are insured by FHA and eligible for inclusion in GNMA-guaranteed HECM-backed MBS ("HMBS"). Longbridge is an approved issuer of HMBS, and it pools and securitizes the majority of its HECM loans into HMBS, which it then sells in the secondary market while retaining the servicing rights on the underlying HECM loans. In addition, Longbridge opportunistically acquires, in the secondary market, HECM loans that have been mandatorily repurchased from HMBS pools ("HECM Buyout Loans") by other HECM servicers upon the outstanding principal balance of such loans reaching or exceeding 98% of their respective maximum claim amount. Depending on their status, HECM Buyout Loans are either eligible to be assigned to HUD in connection with an FHA insurance claim ("assignable buyout loans," or "ABOs"), or ineligible to be assigned to HUD ("non-assignable buyout loans," or "NABOs").
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
TBAs and Other Mortgage-Related Derivatives
In addition to investing in specified pools of Agency RMBS, we utilize TBA transactions, whereby we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are liquid, have quoted market prices, and represent the most actively traded class of mortgage-backed securities ("MBS"). TBA trading is based on the assumption that mortgage pools that are eligible to be delivered at TBA settlement are fungible and thus the specific mortgage pools to be delivered do not need to be explicitly identified at the time a trade is initiated.
We generally engage in TBA transactions for purposes of managing certain risks associated with our investment strategies. Other than with respect to TBA transactions entered into by our TRSs, most of our TBA transactions are treated for tax purposes as hedging transactions used to hedge indebtedness incurred to acquire or carry real estate assets ("qualifying liability hedges"). The principal risks that we use TBAs to mitigate are interest rate and yield spread risks. For example, we may hedge the interest rate and/or yield spread risk inherent in our long Agency RMBS by taking short positions in TBAs that are similar in character. Alternatively, we may opportunistically engage in TBA transactions because we find them attractive in their own right, from a relative value perspective or otherwise. For accounting purposes, in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") we classify TBA transactions as derivatives.
We also take long and short positions in various other mortgage-related derivative instruments, including mortgage-related credit default swaps. A credit default swap is a credit derivative contract in which one party (the protection buyer) pays an ongoing periodic premium (and often an upfront payment as well) to another party (the protection seller) in return for compensation for default (or similar credit event) by a reference entity. In this case, the reference entity can be an individual MBS or an index of several MBS, such as a CMBX index. Payments from the protection seller to the protection buyer typically occur if a credit event takes place. A credit event can be triggered by, among other things, the reference entity's failure to pay its principal obligations or a severe ratings downgrade of the reference entity.
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
•futures and forward contracts; and

•options on any of the foregoing.
Because fluctuations in short-term interest rates may expose us to fluctuations in the spread between the interest we earn on certain of our investments and the interest we pay on certain of our borrowings, we may seek to manage such exposure by entering into short positions in interest rate swaps. An interest rate swap is an agreement to exchange interest rate cash flows, calculated on a notional principal amount, at specified payment dates during the life of the agreement. Typically, one party pays a fixed interest rate and receives a floating interest rate and the other party pays a floating interest rate and receives a fixed interest rate. Each party's payment obligation is computed using a different interest rate. In an interest rate swap, the notional principal is generally not exchanged. We generally enter into these transactions to offset the potential adverse effects of rising interest rates on short-term repurchase agreements. Our repurchase agreements generally have maturities of up to 364 days and carry interest rates that are determined by reference to a benchmark rate such as the Secured Overnight Financing Rate ("SOFR"). As each then-existing fixed-rate repurchase agreement ("repo") borrowing matures, it will generally be replaced with a new fixed-rate repo borrowing based on market interest rates established at that future date.
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
Our credit hedges consist of financial instruments tied to corporate credit, such as CDS on corporate bond indices, short positions in and CDS on corporate bonds, and positions involving exchange traded funds ("ETFs") of corporate bonds. They also include put contracts on certain equity indices, as well as CDS tied to individual MBS or an index of several MBS, such as CDS on CMBS indices ("CMBX").
Foreign Currency Hedging
To the extent that we hold instruments denominated in currencies other than U.S. dollars, we may enter into transactions to offset the potential adverse effects of changes in currency exchange rates, subject to maintaining our qualification as a REIT. In particular, we may use currency forward contracts and other currency-related derivatives to mitigate this risk.
Trends and Recent Market Developments
Market Overview
Federal Reserve Policy
•After lowering its target range for the federal funds rate by a full percentage point to 4.25%–4.50% in the second half of 2024, the U.S. Federal Reserve (the "Federal Reserve") maintained that range at its January and March 2025 meetings. In its March announcement, the Federal Reserve noted that “uncertainty around the economic outlook has increased.”
•The Federal Reserve announced that it would further reduce the pace of its balance sheet contraction, beginning in April, by lowering the cap on portfolio runoff of U.S. Treasury securities from $25 billion to $5 billion, while maintaining the $35 billion cap on Agency RMBS runoff.
Tariff Policy
•During the first quarter of 2025, the administration announced a new round of tariffs, primarily on imports from China, Canada, and Mexico, along with additional tariffs on certain goods and sectors. The administration also announced plans for broad “reciprocal” tariffs aimed at matching the tariff rates that other countries impose on U.S. exports. These announcements caused volatility to increase in financial markets, contributing to notable declines in major equity indices during the final weeks of the first quarter.
Interest Rates

•After rising sharply in the fourth quarter of 2024, interest rates declined significantly in the first quarter, with yields on the 2- and 10-year U.S. Treasury securities falling by 36 basis points quarter over quarter, ending at 3.88% and 4.21%, respectively. Meanwhile, interest rate volatility—as measured by the MOVE Index—declined in the early part of the quarter before reversing course and finishing slightly higher overall.
•Mortgage rates rose at the beginning of the first quarter, with the Freddie Mac survey 30-year mortgage rate increasing from 6.85% at the start of the year to 7.04% by mid-January. However, mortgage rates subsequently declined, with the 30-year mortgage rate falling to 6.65% by the end of the quarter.
•Secured Overnight Financing Rates (“SOFR”) were largely unchanged over the quarter. The one-month SOFR rate declined by 1 basis point to 4.32%, while the three-month SOFR rate declined by 2 basis points to 4.29% at quarter end. SOFR rates drive many of our financing costs.
Housing and Economic Indicators
•Following a 3.9% increase in 2024, the S&P CoreLogic Case-Shiller US National Home Price NSA Index rose by 0.5% over the first two months of 2025. Meanwhile, the National Association of Realtors Housing Affordability Index increased by 1.3% during the first two months of 2025, reflecting a modest improvement in affordability with lower mortgage rates.
•The Mortgage Bankers Association’s Refinance Index, while still low by historical standards, rose by 80% quarter over quarter, indicating a pickup in refinancing activity amid slightly lower mortgage rates.
•Mortgage prepayment speeds also increased but remained low overall, with Fannie Mae 30-year MBS registering CPRs of 5.2 in January, 5.1 in February, and 6.6 in March.
•U.S. real GDP contracted at an estimated annualized rate of 0.3% in the first quarter of 2025, after growing by 2.4% in the prior quarter. Meanwhile, the unemployment rate edged higher, rising from 4.0% in January to 4.1% in February and 4.2% in March.
•Inflation, as measured by the 12-month change in the Consumer Price Index for All Urban Consumers (“CPI-U"), not seasonally adjusted, registered 3.0% in January, 2.8% in February, and 2.4% in March 2025. This compares to 12-month changes of 2.6% in October, 2.7% in November, and 2.9% in December 2024.
Fixed Income Performance
•For the first quarter, the Bloomberg U.S. MBS Index posted a positive return of 3.06% but a negative excess return (on a duration-adjusted basis) of (0.07%) relative to the Bloomberg U.S. Treasury Index.
•The Bloomberg U.S. Corporate Bond Index generated a positive return of 2.31% but a negative excess return of (0.85%), while the Bloomberg U.S. Corporate High Yield Bond Index generated a positive return of 1.00% but a negative excess return of (1.13%), for the quarter. Corporate credit spreads widened during the quarter, with spreads on the Markit CDX North America Investment Grade and High Yield Indices rising by 65 and 12 basis points quarter-over-quarter, respectively.
Equity Markets
•After strong gains in 2024, U.S. equity markets declined in the first quarter, with some indices recording their worst quarterly performance since 2022, driven largely by growing uncertainty around trade policy. In the first quarter, the NASDAQ fell by 10.4%, the S&P 500 fell by 4.6%, and the Dow Jones Industrial Average fell by 1.3%. In contrast, London's FTSE 100 index rose by 5.0%, while the MSCI World global equity index fell by 2.1%.
•Equity volatility rose during the first quarter, with the VIX spiking in mid-March amid heightened investor concerns.

Portfolio Overview and Outlook—Investment Portfolio Segment
Investment Portfolio—Credit(1)
The following tables summarize the long investments in our credit portfolio as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Dollar Denominated:
CLOs	$27,958	0.6%	$61,085	1.3%
CMBS	36,545	0.8%	39,206	0.8%
Commercial mortgage loans(2)(3)	505,459	11.1%	470,142	10.0%
Consumer loans and ABS backed by consumer loans(4)	87,172	1.9%	87,249	1.9%
Corporate debt and equity and corporate loans	24,915	0.5%	27,598	0.6%
Debt and equity investments in loan origination entities(5)	59,791	1.3%	61,619	1.3%
Forward MSR-related investments	87,203	1.9%	77,848	1.7%
HELOC and CES loans and retained RMBS(4)(6)	341,196	7.5%	432,861	9.2%
Non-Agency RMBS	183,099	4.0%	166,587	3.6%
Non-QM loans and retained RMBS(2)(4)(6)	2,067,841	45.6%	2,007,670	43.0%
Other investments(7)(8)	58,134	1.3%	61,508	1.3%
Residential transition loans and other residential mortgage loans(2)	1,002,344	22.1%	1,127,770	24.1%
Non-Dollar Denominated:
CLOs	6,558	0.2%	6,333	0.1%
Corporate debt and equity	190	—%	181	—%
RMBS(9)	13,271	0.3%	14,394	0.3%
Other residential mortgage loans	38,364	0.9%	39,168	0.8%
Total Long Credit Portfolio	$4,540,040	100.0%	$4,681,219	100.0%
Adjustments:
Less: Non-retained tranches of consolidated securitization trusts	1,337,020		1,353,055
Plus: Financing underlying Forward MSR-related investments(10)	93,500		93,500
Total adjusted long credit portfolio	$3,296,520		$3,421,664
(1)This information does not include U.S. Treasury securities, securities sold short, or financial derivatives.
(2)Also includes related REO. In accordance with U.S. GAAP, REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
(3)Also includes equity investments in unconsolidated entities holding commercial mortgage loans and REO.
(4)Also includes equity investments in securitization-related vehicles.
(5)Also includes corporate loans to certain loan origination entities in which we hold an equity investment.
(6)Retained RMBS represents RMBS issued by non-consolidated Ellington-sponsored loan securitization trusts, and interests in entities holding such RMBS.
(7)Also includes equity investment in Ellington affiliate.
(8)Includes equity investment in an unconsolidated entity which purchases certain other loans for eventual securitization.
(9)Includes an investment in an unconsolidated entity holding European RMBS.
(10)We participate in the economic returns of a portfolio of forward MSRs under various agreements with a licensed mortgage servicer holding such MSRs. Under such agreements, we can direct the servicer to finance the MSRs and distribute the proceeds of such financings to us. Forward MSR-related investments, at fair value are presented on our Condensed Consolidated Balance Sheet net of any such financing; as of both March 31, 2025 and December 31, 2024, such borrowings were $93.5 million.
Our total adjusted long credit portfolio decreased by 4% to $3.30 billion as of March 31, 2025, from $3.42 billion as of December 31, 2024. The decline was due to the impact of securitizations completed during the quarter, as well as a smaller residential transition loan portfolio, with principal paydowns in that portfolio exceeding new purchases, and net sales of CLOs. Offsetting a portion of the decline were larger commercial mortgage bridge and non-QM loan portfolios, driven by net purchases.
Higher net interest income and net gains from forward MSR-related investments, commercial mortgage loans, closed-end second lien loans, and non-QM retained tranches drove the positive performance of our credit portfolio during the quarter. We also benefited from positive results from our equity investments in loan originators. Partially offsetting the higher net interest income were net realized and unrealized losses on consumer loans, CLOs, non-QM loans, and residential transition loans; as well as losses on residential and commercial REO.

The percentage of delinquent loans in our residential mortgage loan portfolio increased moderately during the quarter, while the percentage of delinquent loans in our commercial mortgage loan portfolio (including loans accounted for as equity method investments) was roughly unchanged. Both our residential and commercial mortgage loan portfolios continue to experience low levels of realized credit losses and strong overall credit performance, though we continue to work out several non-performing commercial assets. We successfully resolved one of these non-performing commercial assets during the quarter.
During the quarter, the net interest margin on our credit portfolio, including the effect of actual and accrued periodic payments on interest rate swaps used to hedge the assets, was 2.90%, down from 3.02% for the prior quarter, as a higher cost of funds more than offset higher asset yields. We continued to benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate.
Supplemental Credit Portfolio Information:
The following tables provide supplemental information to, and should be read in conjunction with, the notes to our financial statements. See Note 5—Investments in Loans, Note 7—Forward MSR-related Investments, and Note 8—Investments in Unconsolidated Entities, of the Notes to Condensed Consolidated Financial Statements included in Item 8 of this Quarterly Report on Form 10-Q.
The table below details certain information regarding our investments in commercial mortgage loans as of March 31, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans(3)(4)	$720,960	$(963)	$719,997	$—	$(446)	$719,551	10.13%	10.03%	1.03
(1)Excludes commercial mortgage loans in non-accrual status, with a fair value of $41.3 million.
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
(4)As of March 31, 2025, all of our commercial mortgage loans were first-lien mortgages.
The table(1)(2) below summarizes our interests in commercial mortgage loans by payment status of the loan as of March 31, 2025:

	March 31, 2025
(In thousands)	Unpaid Principal Balance	Fair Value
Performing	$679,641	$678,237
Non-performing	41,319	41,314
Total	$720,960	$719,551
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
Delinquencies in our commercial loan portfolio (including loans accounted for as equity method investments) were roughly unchanged during the first quarter. As of March 31, 2025, we held three commercial REO properties with a fair value of $31.7 million. Additionally, as of March 31, 2025, an unconsolidated variable interest entity in which we co-invest with other Ellington affiliates held a commercial REO property; the fair value of our allocable portion of such REO was approximately $33.6 million.

The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of March 31, 2025:

Property Type(1)	March 31, 2025
Multifamily	63.5%
Hotel	9.8%
Industrial	7.1%
Commercial Mixed Use	7.1%
Retail	6.1%
Office	3.9%
Mobile Home Community	1.6%
Self Storage	0.9%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.
The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of March 31, 2025:

Property Location by U.S. State(1)	March 31, 2025
Florida	22.2%
New York	18.8%
New Jersey	8.7%
Texas	6.6%
Connecticut	5.6%
Illinois	5.0%
All other states <5%	33.1%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.
The table below summarizes our interests in residential mortgage loans by loan type, and REO resulting from the foreclosure of residential mortgage loans, as of March 31, 2025:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
North America—United States:
Non-QM loans	$2,151,698	$2,016,532
Residential transition loans	930,480	923,298
HELOCs and closed-end second lien loans	283,758	296,613
Other residential mortgage loans	49,865	50,358
Europe—United Kingdom:
Other residential mortgage loans	42,244	38,364
Total residential mortgage loans	$3,458,045	$3,325,165
Residential REO(1)		29,911
Total residential mortgage loans and residential REO(1)		$3,355,076
(1)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to condensed consolidated financial statements.

The table below details (in thousands) the underlying reference amounts and components of our Forward MSR-related investments as of March 31, 2025:

Fair Value of Underlying MSR	Financing	Advances Receivable	Cash and Other Net Receivables	Fair Value of Forward MSR-related Investments
$166,171	$(93,500)	$4,942	$9,590	$87,203
The table below provides additional details on the MSRs underlying our Forward MSR-related investments as of March 31, 2025:

			Weighted Average
Holder of Mortgage Loan	Unpaid Principal Balance	Fair Value	Rate	Servicing Fee	Loan Age (Months)	Projected CPR	Market Yield	Multiple
	(In thousands)
Federal National Mortgage Association	$10,563,638	$153,308	3.09%	0.25%	52	5.01%	8.75%	5.80
Federal Home Loan Mortgage Corporation	854,878	12,863	3.72%	0.25%	48	5.02%	8.81%	6.01
Total	$11,418,516	166,171	3.14%	0.25%	52	5.01%	8.76%	5.81
As discussed in Note 16 of the notes to our condensed consolidated financial statements, we, through a wholly-owned trust subsidiary, purchase automobile loans under agreements with a consumer loan originator. We have beneficial interests in the loan cash flows, which are net of servicing-related fees and expenses including a deferred performance-based fee to the consumer loan originator, in which we have a non-controlling equity interest. The total fair value of these investments, which are included in Securities, at fair value on the Condensed Consolidated Balance Sheet, was $56.3 million as of March 31, 2025. The table below provides additional information about the automobile loans underlying these participation certificates, which comprise our investments in ABS backed by consumer loans, as of March 31, 2025:

					Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Fair Value	Life (Years)	Delinquency (Days)
Automobile loans underlying ABS backed by consumer loans(1)(2)	$66,245	$(523)	$65,722	$55,572	1.6	9
(1)Fair value excludes accrued deferred performance-based fees to loan originator of $19 thousand.
(2)Excludes charged-off consumer loans with an aggregate unpaid principal balance and fair value of $86.9 million and $0.8 million, respectively, for which the Company has determined that it is probable the servicer will be able to collect principal and interest. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional details on charged-off consumer loans.
The following table provides additional details about our investments in unconsolidated entities as of March 31, 2025:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	$31,528
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	18,001
		49,529
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans and REO	117,559
Equity investments in securitization-related risk retention vehicles	Consumer Loans and European RMBS	775
Equity investments in securitization-related risk retention vehicles	Residential Mortgage Loan	37,065
Other	Various	64,165
		219,564
		$269,093

Investment Portfolio—Agency RMBS

	March 31, 2025		December 31, 2024
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$241,580	94.3%	$250,376	84.4%
Reverse Mortgages	1,499	0.6%	33,124	11.2%
IOs	13,016	5.1%	13,217	4.4%
Total Long Agency RMBS	$256,095	100.0%	$296,717	100.0%
Our total long Agency RMBS portfolio decreased by 14% quarter over quarter to $256.1 million, driven by net sales.
Agency RMBS yield spreads tightened in January and February, before reversing course and widening in March, driven in part by rising volatility related to uncertain tariff policies. Overall for the first quarter, the U.S. Agency MBS Index generated a negative excess return of (0.07)%. However, net gains on our Agency RMBS, driven by strong results in January and February, exceeded hedging-related losses, which delivered positive results in the Agency strategy overall for the quarter.
During the quarter, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities and futures. We ended the quarter with a net short TBA position on a notional basis but a net long TBA position on a duration-weighted basis.
For the three-month period ended March 31, 2025, the net interest margin on our Agency RMBS, excluding the Catch-up Amortization Adjustment, was 2.46%, up from 2.22%, driven by a lower cost of funds. As with our credit portfolio, we continued to benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate.
As of March 31, 2025 and December 31, 2024, the weighted average net pass-through rate on our fixed-rate specified pools was 4.0% and 4.1%, respectively.
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended March 31, 2025, December 31, 2024, September 30, 2024, June 30, 2024, and March 31, 2024.

	Three-Month Period Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Three-Month Constant Prepayment Rates(1)	7.7	7.2	7.5	8.5	5.2
(1)Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2025 and December 31, 2024:

		March 31, 2025				December 31, 2024
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon
		(In thousands)				(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.50–3.99	$6,784	$6,639	96	3.50%	$7,173	$6,913	94	3.50%
	4.50–4.99	75	75	168	4.50%	102	102	165	4.50%
Total 15-year fixed-rate mortgages		6,859	6,714	97	3.51%	7,275	7,015	95	3.51%
30-year fixed-rate mortgages:
	2.00–2.49	16,547	13,353	42	2.00%	17,125	13,527	39	2.00%
	2.50–2.99	21,862	18,251	47	2.50%	22,189	18,162	44	2.50%
	3.00–3.49	33,720	29,813	61	3.00%	34,310	29,701	58	3.00%
	3.50–3.99	52,802	48,296	71	3.50%	54,192	48,557	68	3.50%
	4.00–4.49	31,580	29,706	58	4.00%	32,394	29,938	55	4.00%
	4.50–4.99	7,951	7,685	55	4.50%	8,146	7,752	54	4.50%
	5.00–5.49	44,900	44,290	33	5.00%	46,392	45,062	30	5.00%
	5.50–5.99	8,525	8,547	24	5.50%	8,759	8,672	21	5.50%
	6.00–6.49	26,664	27,244	26	6.00%	33,707	34,065	22	6.00%
	6.50–6.99	7,391	7,681	23	6.50%	7,701	7,925	20	6.50%
Total 30-year fixed-rate mortgages		251,942	234,866	49	4.03%	264,915	243,361	45	4.08%
Total fixed-rate Agency RMBS		$258,801	$241,580	50	4.02%	$272,190	$250,376	47	4.07%
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

The following table summarizes loan-related assets(1) in the Longbridge segment as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
HMBS assets(2)	$9,597,451	$9,245,834
Less: HMBS liabilities	(9,495,132)	(9,150,883)
HMBS MSR Equivalent	102,319	94,951
Unsecuritized HECM loans(3)	131,883	140,709
Proprietary reverse mortgage loans(4)	866,425	728,959
Reverse MSRs	29,536	29,766
Unsecuritized REO	2,489	2,323
Total	1,132,652	996,708
Less: Non-retained tranches of consolidated securitization trusts	583,686	576,474
Total, excluding non-retained tranches of consolidated securitization trusts	$548,966	$420,234
(1)This information does not include financial derivatives or loan commitments.
(2)Includes HECM loans, REO, and claims or other receivables.
(3)As of March 31, 2025, includes $14.0 million of active HECM Buyout Loans, $14.1 million of inactive HECM Buyout Loans, and $5.2 million of other inactive HECM loans. As of December 31, 2024, includes $7.8 million of active HECM Buyout Loans, $11.1 million of inactive HECM Buyout Loans, and $5.0 million of other inactive HECM loans.
(4)As of March 31, 2025, includes $615.3 million of securitized proprietary reverse mortgage loans and $12.4 million of cash held in securitization reserve funds. As of December 31, 2024, includes $606.8 million of securitized proprietary reverse mortgage loans and $15.0 million of cash held in securitization reserve funds.
Our Longbridge segment generated a small net loss for the quarter, as net losses on interest rate hedges exceeded a positive contribution from originations and a net gain on the HMBS MSR Equivalent. In originations, higher origination margins for proprietary reverse mortgage loans and steady margins for HECM drove the positive results, despite lower origination volumes quarter over quarter. Meanwhile, tighter HMBS yield spreads drove the net gain on the HMBS MSR Equivalent.
Our Longbridge portfolio, excluding non-retained tranches of consolidated securitization trusts, increased by 31% sequentially to $549.0 million as of March 31, 2025, driven by proprietary reverse mortgage loan originations.
Supplemental Longbridge Information:
The following table summarizes origination volumes by channel for the three-month periods ended March 31, 2025 and December 31, 2024:

	Three-Month Period Ended
($ In thousands)	March 31, 2025			December 31, 2024
Channel	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume
Retail	554	$96,776	29%	613	$104,917	25%
Wholesale and correspondent	1,267	241,675	71%	1,626	314,987	75%
Total	1,821	$338,451	100%	2,239	$419,904	100%
(1)Represents initial borrowed amounts on reverse mortgage loans.
Corporate/Other
With interest rates lower during the quarter, we had gains on the fixed receiver interest rate swaps used to hedge the fixed payments on our unsecured notes and preferred equity. These gains exceeded net losses on our unsecured notes, which included a mark-to-market loss on our unsecured notes driven by lower interest rates, as well as a realized loss related to the par redemption of our 6.75% notes that we had carried at a slight discount to par.
Financing—Overall
We have various financing arrangements in place as of March 31, 2025, including both secured and unsecured borrowings. We use repos, secured lines of credit, and various other secured borrowings to finance our portfolios, each of which we account for as collateralized borrowings. We have also obtained, through the securitization markets, term financing for non-QM loans, proprietary reverse mortgage loans, closed-end second lien mortgage loans, and consumer loans. Additionally, as an issuer of HMBS, we account for HMBS-related obligations as secured borrowings. Finally, as of March 31, 2025, we had $262.8 million of outstanding Unsecured borrowings including: (i) senior notes of $210.0 million, maturing in April 2027 and bearing an interest rate of 5.875%, and (ii) senior notes of $37.8 million, maturing in August 2026 and bearing an interest rate of 6.00% (collectively, the "Senior Notes"); as well as $15.0 million of unregistered junior subordinated unsecured debt securities (the "Trust Preferred Debt"). The indentures governing the outstanding Senior Notes contain a number of covenants, including several financial covenants. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional details on our Unsecured borrowings.
As of March 31, 2025, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet) were $4.8 billion, of which approximately 4%, or $197.6 million, related to our Agency RMBS holdings. The remaining outstanding borrowings related to our credit portfolio and Longbridge. Additionally, we had $9.5 billion of HMBS-related obligations.
The following table details our borrowings outstanding and debt-to-equity ratios as of March 31, 2025 and December 31, 2024:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Recourse(1) borrowings:
Repurchase agreements	$2,568,627	$2,584,040
Other secured borrowings	268,173	253,300
Unsecured borrowings, at par	262,750	297,681
Total recourse borrowings	$3,099,550	$3,135,021
Debt-to-equity ratio based on total recourse borrowings(1)	1.9:1	2.0:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities	1.7:1	1.8:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	1.7:1	1.8:1
Non-Recourse(3) Borrowings:
Other Secured Borrowings, at fair value(4)	1,926,711	1,934,309
HMBS-related obligations, at fair value	9,495,132	9,150,883
Total non-recourse borrowings	11,421,843	11,085,192
Total Recourse and Non-Recourse Borrowings	$14,521,393	$14,220,213
Debt-to-equity ratio based on total recourse and non-recourse borrowings	8.9:1	8.9:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities	8.7:1	8.8:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	8.7:1	8.8:1
(1)As of March 31, 2025 and December 31, 2024, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 2.1:1 as of both March 31, 2025 and December 31, 2024.
(2)For unsettled purchases and sales, assumes associated borrowings are subject to haircuts of 5.7% and 5.9% as of March 31, 2025 and December 31, 2024, respectively.
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
Our recourse debt-to-equity ratio, excluding U.S. Treasury securities and adjusted for unsettled purchases and sales, decreased to 1.7:1 as of March 31, 2025 as compared to 1.8:1 as of December 31, 2024. The decrease was primarily due to higher shareholders’ equity and the repayment of our 6.75% senior notes upon their maturity in March, partially offset by an increase in secured borrowings. Our overall debt-to-equity ratio, based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales, also decreased during the quarter, to 8.7:1 as of March 31, 2025, as compared to 8.8:1 as of December 31, 2024.
Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.

Our secured financing costs include interest expense related to our repo borrowings and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet but exclude HMBS-related obligations). For the three-month period ended March 31, 2025, the average cost of funds on our secured financings increased to 5.26%, as compared to 5.14% for the three-month period ended December 31, 2024, due to increases in interest rates. Our unsecured financing costs consist of interest expense related to our Unsecured borrowings; for the three-month periods ended March 31, 2025 and December 31, 2024, the average borrowing rate on our unsecured financings was 6.20% and 6.58%, respectively. Our average cost of funds, including both secured and unsecured financings, increased to 5.32% from 5.23% over the same period.
Critical Accounting Estimates
Our consolidated financial statements include the accounts of Ellington Financial Inc., its Operating Partnership, its subsidiaries, and variable interest entities ("VIEs"), for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.
The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain. Actual results could differ from those estimates and such differences could have a material impact on our financial condition and/or results of operations. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of our Manager and Ellington and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to our condensed consolidated financial statements for a complete discussion of our significant accounting policies. We have identified our most critical accounting estimates to be the following:
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
Because of the inherent uncertainty of valuation, the estimated fair value of our financial instruments may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to our condensed consolidated financial statements.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment ("Catch-up Amortization Adjustment") is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended March 31, 2025 and 2024, we recognized a Catch-Up Amortization Adjustment of $0.9 million and $(1.3) million, respectively. The Catch-up Amortization Adjustment is reflected as an increase (decrease) to Interest income on the Condensed Consolidated Statement of Operations.
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for a description of relevant recent accounting pronouncements, if any.

Financial Condition
The following table summarizes the fair value of our consolidated portfolio of investments(1) as of March 31, 2025 and December 31, 2024.

(In thousands)	March 31, 2025	December 31, 2024
Long:
Investment Portfolio:
Credit:
Dollar Denominated:
CLOs	$27,958	$61,085
CMBS	36,545	39,206
Commercial Mortgage Loans(2)(3)	505,459	470,142
Consumer Loans and ABS backed by Consumer Loans(4)	87,172	87,249
Other investments(5)(6)	58,134	61,508
Corporate Debt and Equity and Corporate Loans	24,915	27,598
Debt and Equity Investments in Loan Origination Entities(7)	59,791	61,619
Non-Agency RMBS	183,099	166,587
Non-QM Loans and Retained Non-QM RMBS(2)(8)	2,067,841	2,007,670
Residential Transition Loans and Other Residential Mortgage Loans(2)	1,002,344	1,127,770
Home Equity Line of Credit and Closed-End Second Lien Loans and Retained RMBS(8)	341,196	432,861
Forward MSR-related Investments	87,203	77,848
Non-Dollar Denominated:
CLO	6,558	6,333
Corporate Debt and Equity	190	181
RMBS(9)	13,271	14,394
Other Residential Mortgage Loans	38,364	39,168
Agency:
Fixed-Rate Specified Pools	241,580	250,376
IOs	13,016	13,217
Reverse Mortgage Pools	1,499	33,124
Government Debt	257,904	226,523
Longbridge:
Reverse Mortgage Loans(2)	10,581,329	10,097,279
Reverse MSRs	29,536	29,766
Total Long	$15,664,904	$15,331,504
Short:
Investment Portfolio:
Government Debt:
Dollar Denominated	(261,966)	(268,123)
Non-Dollar Denominated	(2,545)	(25,451)
Total Short	$(264,511)	$(293,574)
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
(9)Includes an equity investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of March 31, 2025.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$205	$(29,486)	$(29,281)	$1,782
Total Net Mortgage-Related Derivatives				1,782
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	6,880	(968,955)	(962,075)	(26,560)
Options	3,704	—	3,704	3,587
Warrants(3)	102	—	102	—
Total Net Corporate-Related Derivatives				(22,973)
Interest Rate-Related Derivatives:
TBAs	146,336	(265,636)	(119,300)	(650)
Interest Rate Swaps	4,090,977	(5,750,907)	(1,659,930)	116,939
U.S. Treasury Futures(4)	1,900	(192,500)	(190,600)	(1,032)
Total Interest Rate-Related Derivatives				115,257
Other Derivatives:
Foreign Currency Forwards(5)	—	(17,619)	(17,619)	94
Total Net Other Derivatives				94
Net Total				$94,160
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 10 of the notes to the condensed consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of March 31, 2025, derivative assets and derivative liabilities were $157.3 million and $(63.1) million, respectively, for a net fair value of $94.2 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of March 31, 2025, a total of 19 long and 1,676 short U.S. Treasury futures contracts were held.
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
As of March 31, 2025, our Condensed Consolidated Balance Sheet reflected total assets of $16.6 billion and total liabilities of $15.0 billion. As of December 31, 2024, our Condensed Consolidated Balance Sheet reflected total assets of $16.3 billion and total liabilities of $14.7 billion. Our investments in securities, loans, MSRs, Forward MSR-related investments, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $15.8 billion and $15.5 billion as of March 31, 2025 and December 31, 2024, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $327.7 million and $364.6 million as of March 31, 2025 and December 31, 2024, respectively. As of both March 31, 2025 and December 31, 2024, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. We primarily use short positions in U.S. Treasury securities and sovereign bonds to hedge the risk of rising interest rates and foreign currency risk.
We frequently hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of March 31, 2025 and December 31, 2024, we had a net short notional TBA position of $119.3 million and $13.1 million, respectively. As of both dates, however, we held a net long TBA position on a duration-weighted basis.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of March 31, 2025 indebtedness outstanding on our repos was approximately $2.6 billion. As of March 31, 2025, our assets financed with repos consisted of Agency RMBS of $210.1 million, credit portfolio assets of $2.6 billion, reverse mortgage loans of $149.9 million, and U.S. Treasury securities of $257.9 million. As of March 31, 2025, outstanding indebtedness under repos was $197.6 million for Agency RMBS, $2.0 billion for credit portfolio assets, $119.2 million of reverse mortgage loans, and $260.8 million for U.S. Treasury securities. As of December 31, 2024 indebtedness outstanding on our repos was approximately $2.6 billion. As of December 31, 2024, our assets financed with repos consisted of Agency RMBS of $249.4 million, credit portfolio assets of $2.7 billion, reverse mortgage loans of $40.3 million, and U.S. Treasury securities of $226.5 million. As of December 31, 2024, outstanding indebtedness under repos was $238.1 million for Agency RMBS, $2.1 billion for credit portfolio assets, $30.4 million on reverse mortgage loans, and $227.3 million for U.S. Treasury securities.
In addition to our repos, as of March 31, 2025 we had Total other secured borrowings of $2.2 billion, collateralized by $2.4 billion of residential mortgage loans, European residential mortgage loans, ABS backed by consumer loans, reverse mortgage loans, Reverse MSRs, and reserve cash. This compares to Total other secured borrowings of $2.2 billion as of December 31, 2024, used to finance $2.4 billion of residential mortgage loans, European residential mortgage loans, ABS backed by consumer loans, reverse mortgage loans, Reverse MSRs, and reserve cash. Additionally, as of March 31, 2025, we had HMBS-related obligations of $9.5 billion collateralized by $9.6 billion of HMBS assets, and as of December 31, 2024, we had HMBS-related obligations of $9.2 billion collateralized by $9.2 billion of HMBS assets, which include HECM loans as well as REO and claims and other receivables. In addition to our secured borrowings, as of March 31, 2025 and December 31, 2024, we had Unsecured borrowings outstanding of $262.8 million and $297.7 million, respectively.
As of both March 31, 2025 and December 31, 2024, our debt-to-equity ratio was 8.9:1. Our recourse debt-to-equity ratio was 1.9:1 as of March 31, 2025 as compared to 2.0:1 as of December 31, 2024. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of March 31, 2025, our equity increased by $46.8 million to $1.638 billion from $1.591 billion as of December 31, 2024. The increase principally consisted of net proceeds from the issuance of common stock of $50.8 million, after commissions and offering costs; net income of $39.3 million; and contributions from non-controlling interests of $5.6 million. These increases were partially offset by common and preferred dividends of $43.3 million and distributions to non-controlling interests of $6.1 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.614 billion as of March 31, 2025. As of March 31, 2025, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $13.44.
Results of Operations
The following tables summarizes our results of operations by segment (as applicable) for the three-month periods ended March 31, 2025 and 2024:

	Three-Month Period Ended March 31, 2025
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$93,347	$20,852	$1,714	$115,913
Interest expense	(51,563)	(16,612)	(4,481)	(72,656)
Net interest income	41,784	4,240	(2,767)	43,257
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	26,600	10,704	—	37,304
Realized and unrealized gains (losses) on financial derivatives, net	(9,764)	(6,994)	1,284	(15,474)
Realized and unrealized gains (losses) on real estate owned, net	(4,245)	—	—	(4,245)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(19,103)	(12,261)	—	(31,364)
Realized and unrealized gains (losses) on unsecured borrowings, at fair value	—	—	(356)	(356)
Net change from HECM reverse mortgage loans, at fair value	—	176,990	—	176,990
Net change related to HMBS obligations, at fair value	—	(147,471)	—	(147,471)
Other, net	18,903	5,363	—	24,266
Total other income (loss)	12,391	26,331	928	39,650
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	6,092	6,092
Incentive fee to affiliate	—	—	4,533	4,533
Other investment related expenses	2,817	10,810	—	13,627
Other operating expenses	2,259	20,756	4,716	27,731
Total expenses	5,076	31,566	15,341	51,983
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	49,099	(995)	(17,180)	30,924
Income tax expense (benefit)	—	—	(96)	(96)
Earnings (losses) from investments in unconsolidated entities	8,304	—	—	8,304
Net Income (Loss)	57,403	(995)	(17,084)	39,324
Net income (loss) attributable to non-controlling interests	316	—	324	640
Dividends on preferred stock	—	—	7,035	7,035
Net Income (Loss) Attributable to Common Stockholders	$57,087	$(995)	$(24,443)	$31,649
Net Income (Loss) Per Common Share	$0.62	$(0.01)	$(0.26)	$0.35
(1)See Note 16 of the notes to the condensed consolidated financial statements for further details on management fee rebates.

	Three-Month Period Ended March 31, 2024
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total
Interest Income (Expense)
Interest income	$91,403	$8,240	$1,877	$101,520
Interest expense	(57,310)	(8,557)	(4,597)	(70,464)
Net interest income	34,093	(317)	(2,720)	31,056
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	(2,193)	(9,442)	—	(11,635)
Realized and unrealized gains (losses) on financial derivatives, net	24,262	15,119	(5,538)	33,843
Realized and unrealized gains (losses) on real estate owned, net	(2,051)	—	—	(2,051)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(12,739)	215	—	(12,524)
Unrealized gains (losses) on unsecured borrowings, at fair value	—	—	1,829	1,829
Net change from HECM reverse mortgage loans, at fair value	—	205,497	—	205,497
Net change related to HMBS obligations, at fair value	—	(177,982)	—	(177,982)
Other, net	2,745	4,763	—	7,508
Total other income (loss)	10,024	38,170	(3,709)	44,485
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	5,730	5,730
Other investment related expenses	2,973	10,263	—	13,236
Other operating expenses	170	18,836	5,683	24,689
Total expenses	3,143	29,099	11,413	43,655
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	40,974	8,754	(17,842)	31,886
Income tax expense (benefit)	—	—	61	61
Earnings (losses) from investments in unconsolidated entities	2,226	—	—	2,226
Net Income (Loss)	43,200	8,754	(17,903)	34,051
Net income (loss) attributable to non-controlling interests	185	38	259	482
Dividends on preferred stock	—	—	6,654	6,654
Net Income (Loss) Attributable to Common Stockholders	$43,015	$8,716	$(24,816)	$26,915
Net Income (Loss) Per Common Share	$0.51	$0.10	$(0.29)	$0.32
(1)See Note 16 of the notes to the condensed consolidated financial statements for further details on management fee rebates.
Results of Operations for the Three-Month Periods Ended March 31, 2025 and 2024
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended March 31, 2025 we had net income (loss) attributable to common stockholders of $31.6 million, compared to $26.9 million for the three-month period ended March 31, 2024. The increase in our results of operations was primarily due to an increase in net interest income along with an increase in earnings from investments in unconsolidated entities. These increases were partially offset by an increase in total expenses as well as a decrease in total other income.
Interest Income
Interest income was $115.9 million for the three-month period ended March 31, 2025, as compared to $101.5 million for the three-month period ended March 31, 2024. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the three-month-period ended March 31, 2025 increased to $93.3 million, as compared to $91.4 million for the three-month period ended March 31, 2024.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended March 31, 2025 and 2024:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended March 31, 2025	$85,399	$4,588,530	7.44%	$4,140	$303,467	5.46%	$89,539	$4,891,997	7.32%
Three-month period ended March 31, 2024	$80,583	$4,137,295	7.79%	$7,069	$780,939	3.62%	$87,652	$4,918,234	7.13%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the three-month period ended March 31, 2025, interest income from our credit portfolio was $85.4 million, as compared to $80.6 million for the three-month period ended March 31, 2024. This period-over-period increase was primarily driven by a larger average credit portfolio, partially offset by lower average asset yields for the three-month period ended March 31, 2025.
For the three-month period ended March 31, 2025 and 2024, interest income from our Agency RMBS was $4.1 million and $7.1 million, respectively. This period-over-period decrease was due to a significantly smaller Agency portfolio in the current period, partially offset by higher average asset yields for the three-month period ended March 31, 2025.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Amortization Adjustment. For the three-month period ended March 31, 2025 we had a positive Catch-up Amortization Adjustment of $0.9 million which increased our interest income and for the three-month period ended March 31, 2024 we had a negative Catch-up Amortization Adjustment of $(1.3) million which decreased our interest income. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 4.22% and 7.24%, respectively, for the three-month period ended March 31, 2025. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 4.29% and 7.23%, respectively, for the three-month period ended March 31, 2024.
In addition, we had $2.5 million and $3.2 million of interest income related to long U.S. Treasury securities and reverse repo on short U.S. Treasury securities for the three-month periods ended March 31, 2025 and 2024, respectively, which we generally use to hedge our exposure to changes in interest rates.
Longbridge
For the three-month periods ended March 31, 2025 and 2024, interest income from the Longbridge segment was $20.9 million and $8.2 million, respectively. The increase was primarily related to a larger portfolio of proprietary reverse mortgage loans period over period, as well as an increase in interest income related to reverse repo on short positions in U.S. Treasury securities for the three-month period ended March 31, 2025.
Corporate/Other
For the three-month periods ended March 31, 2025 and 2024, interest income not allocable to either the investment portfolio segment or the Longbridge segment was $1.7 million and $1.9 million, respectively, primarily related to interest income earned on cash balances and cash collateral held by counterparties.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our unsecured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the three-month periods ended March 31, 2025 and 2024, we had total interest expense of $72.7 million and $70.5 million, respectively.
Investment Portfolio
Total interest expense in our investment portfolio segment decreased to $51.6 million for the three-month period ended March 31, 2025, as compared to $57.3 million for the three-month period ended March 31, 2024. The decline in interest expense was primarily the result of a decline in financing rates and a decline in average borrowings on our smaller Agency RMBS portfolio. These declines were partially offset by an increase in borrowings on our larger credit portfolio.

The table below summarizes the components of interest expense in our Investment Portfolio for the three-month periods ended March 31, 2025 and 2024.

	Three-Month Period Ended
(In thousands)	March 31, 2025	March 31, 2024
Repos and Total Other Secured Borrowings	$51,517	$56,040
Securities Sold Short (1)	38	1,253
Other	8	17
Total	$51,563	$57,310
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the three-month periods ended March 31, 2025 and 2024.

	Three-Month Period Ended
	March 31, 2025			March 31, 2024
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,571,066	$46,373	5.27%	$3,174,549	$43,187	5.47%
Agency RMBS	220,630	2,499	4.59%	703,111	9,764	5.59%
Subtotal(1)	3,791,696	48,872	5.23%	3,877,660	52,951	5.49%
U.S. Treasury Securities	237,842	2,645	4.51%	225,349	3,089	5.51%
Total	$4,029,538	$51,517	5.18%	$4,103,009	$56,040	5.49%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 4.38% and 4.36% for the three-month periods ended March 31, 2025 and 2024, respectively. Excluding the Catch-up Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including actual and accrued periodic payments on interest rate swaps as described above), was 2.86% and 2.87% for the three-month periods ended March 31, 2025 and 2024, respectively. These metrics do not include costs associated with any unsecured debt or costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Longbridge
Interest expense in the Longbridge segment primarily relates to Other secured borrowings and repurchase agreements. For the three-month periods ended March 31, 2025 and 2024, interest expense in the Longbridge segment was $16.6 million and $8.6 million, respectively. The increase in interest expense in the current period was primarily due to a significant increase in our average borrowings and interest expense on securities sold short, partially offset by a decrease in financing costs for the three-month period ended March 31, 2025.
The table below summarizes the components of interest expense in the Longbridge segment for the three-month periods ended March 31, 2025 and 2024.

	Three-Month Period Ended
(In thousands)	March 31, 2025	March 31, 2024
Repos and Total Other Secured Borrowings	$13,875	$8,557
Securities Sold Short (1)	2,737	—
Total	$16,612	$8,557
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
For the three-month period ended March 31, 2025, our average borrowings in the Longbridge segment were $1.0 billion and our average cost of funds was 5.58%. This compares to average borrowings of $368.0 million and an average cost of funds of 8.99% for the three-month period ended March 31, 2024.
Corporate/Other
Certain items of interest expense are not allocable to either the investment portfolio segment or the Longbridge segment,

such as interest expense on our Unsecured borrowings and certain cash collateral held by us. Total interest expense not allocable to either the investment portfolio segment or the Longbridge segment was $4.5 million and $4.6 million for the three-month periods ended March 31, 2025 and 2024, respectively.
The table below summarizes the components of interest expense not included in either segment for the three-month periods ended March 31, 2025 and 2024.

	Three-Month Period Ended
(In thousands)	March 31, 2025	March 31, 2024
Unsecured borrowings	$4,466	$4,542
Other (1)	15	55
Total	$4,481	$4,597
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
Base Management Fees
Corporate/Other
For the three-month period ended March 31, 2025, the gross base management fee, which is based on total equity at the end of each quarter, was $6.2 million, and our Manager credited us with rebates on our base management fee of $0.1 million, resulting in a net base management fee of $6.1 million. For the three-month period ended March 31, 2024, the gross base management fee was $5.8 million, and our Manager credited us with rebates on our base management fee of $0.1 million, resulting in a net base management fee of $5.7 million. The increase in the net base management fee period over period was due to a larger capital base at the end of the first quarter of 2025, as compared to 2024.
Incentive Fees
Corporate/Other
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. For the three-month period ended March 31, 2025, the Company incurred $4.5 million of incentive fees. No incentive fee was incurred for the three-month period ended March 31, 2024, since our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended March 31, 2025 and 2024, other investment related expenses were $13.6 million and $13.2 million, respectively.
Investment Portfolio
For the three-month periods ended March 31, 2025 and 2024, Other investment related expenses in our investment portfolio segment were $2.8 million and $3.0 million, respectively. The decrease in Other investment related expenses was primarily due to a decrease in expenses on our non-performing commercial mortgage loans, partially offset by an increase in servicing expense on our larger residential mortgage loan portfolio.
Longbridge
Other investment related expenses in the Longbridge segment primarily consist of servicing expense related to reverse mortgage loans and various loan origination expenses. For the three-month periods ended March 31, 2025 and 2024, Other investment related expenses were $10.8 million and $10.3 million, respectively. The increase in Other investment related expenses in the Longbridge segment was primarily due to an increase in servicing and various loan origination expenses resulting from our larger holdings and originations of reverse mortgage loans, partially offset by debt issuance costs incurred in 2024 in connection with a securitization of proprietary reverse mortgage loans.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $27.7 million for the three-month period ended March 31, 2025 as compared to $24.7 million for the three-month period ended March 31, 2024.

Investment Portfolio
Other operating expenses in our investment portfolio segment were $2.3 million and $0.2 million for the three-month periods ended March 31, 2025 and 2024, respectively. The increase in other operating expenses for the three-month period ended March 31, 2025 was due to an increase in compensation and benefits expense.
Longbridge
For the three-month periods ended March 31, 2025 and 2024, other operating expenses in the Longbridge segment were $20.8 million and $18.8 million, respectively. These expenses primarily consist of compensation and benefits expense, and consist to a lesser extent of various overhead costs including rent expense, licensing fees, expenses related to office equipment, and amortization of intangible assets. The period-over-period increase was primarily due to an increase in compensation and benefits expenses and professional fees, which were partially offset by a decline in other expenses.
Corporate/Other
For the three-month periods ended March 31, 2025 and 2024, other operating expenses not allocable to either the investment portfolio segment or the Longbridge segment were $4.7 million and $5.7 million, respectively. The period-over-period decrease in other operating expenses was primarily due to a decrease in professional fees and compensation and benefits expense.
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
Investment Portfolio
For the three-month period ended March 31, 2025, other income (loss) was $12.4 million, consisting primarily of net realized and unrealized gains of $26.6 million on our securities and loans and $18.9 million of Other, net. These gains were partially offset by net unrealized losses of $(19.1) million on our Other secured borrowings, at fair value, $(9.8) million on our financial derivatives, and $(4.2) million on real estate owned, net. Net realized and unrealized gains of $26.6 million on our securities and loans were primarily on non-QM retained tranches, Agency and non-Agency RMBS, closed-end second lien loans, and commercial mortgage loans. These gains were partially offset by net realized and unrealized losses on consumer loans, CLOs, residential transition loans, and residential and commercial REO. Net realized and unrealized losses of $(9.8) million on our financial derivatives were primarily related to net realized and unrealized losses on our interest rate swaps and net short TBA positions, driven by the decline in interest rates during the first quarter. Other, net of $18.9 million consists primarily of net income and net realized and unrealized gains on our Forward MSR-related investments, various origination and loan income, and rental income. We recognized net unrealized losses of $(19.1) million on our Other secured borrowings, at fair value for the quarter ended March 31, 2025, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized gains of $18.7 million, which are included in Unrealized gains (losses) on securities and loans, net.
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

Longbridge
For the three-month period ended March 31, 2025, other income (loss) from the Longbridge segment was $26.3 million, consisting primarily of gains from Net change from HECM reverse mortgage loans, at fair value of $177.0 million, net gains of $10.7 million on securities and loans, and $5.4 million of Other, net, which were partially offset by Net change related to HMBS obligations, at fair value of $(147.5) million, net losses of $(12.3) million on Other secured borrowings, at fair value, and net losses of $(7.0) million on financial derivatives. Net change from HECM reverse mortgage loans at fair value of $177.0 million primarily consisted of $147.5 million of coupon income on HECM loans, as well as net realized and unrealized gains of $29.2 million on HECM loans primarily driven by profitable new originations and tail fundings, as well as tighter yield spreads. Net change related to HMBS obligations, at fair value of $(147.5) million primarily consisted of $(138.1) million of interest expense on the HMBS obligations and net unrealized losses of $(9.4) million on the HMBS obligations, which partially offset the interest income and net realized and unrealized gains on HECM loans. Other, net of $5.4 million is primarily related to $3.0 million of origination fees and $2.1 million of servicing fees. Net gains of $10.7 million on securities and loans were primarily driven by unrealized gains on proprietary reverse mortgage loans.
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
Corporate/Other
For the three-month period ended March 31, 2025, other income (loss) was $0.9 million, consisting primarily of net gains on our Unsecured borrowings, at fair value and on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity. For the three-month period ended March 31, 2024, other income (loss) was $(3.7) million, consisting primarily of a net loss on the fixed payer interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity, partially offset by a net gain on our Unsecured borrowings, at fair value, also driven by the increase in interest rates.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $(0.1) million for the three-month period ended March 31, 2025, as compared to $0.1 million for the three-month period ended March 31, 2024.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $8.3 million for the three-month period ended March 31, 2025, as compared to $2.2 million for the three-month period ended March 31, 2024. For the three-month period ended March 31, 2025, Earnings (losses) from investments in unconsolidated entities of $8.3 million primarily consisted of net realized and unrealized gains on investments in loan originators and on investments in unconsolidated entities related to risk retention related vehicles related to non-QM loan securitizations.
For the three-month period ended March 31, 2024, Earnings (losses) from investments in unconsolidated entities of $2.2 million, primarily consisted of unrealized gains on investments in loan originators and in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates, partially offset by unrealized losses on investments in unconsolidated entities related to risk retention related vehicles related to non-QM loan securitizations.
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

The following table reconciles, for the three-month periods ended March 31, 2025 and 2024 our Adjusted Distributable Earnings by segment to the line on our Condensed Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended March 31, 2025				Three-Month Period Ended March 31, 2024(1)
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Longbridge	Corporate/Other	Total
Net Income (Loss)	$57,403	$(995)	$(17,084)	$39,324	$43,200	$8,754	$(17,903)	$34,051
Income tax expense (benefit)	—	—	(96)	(96)	—	—	61	61
Net income (loss) before income tax expense (benefit)	57,403	(995)	(17,180)	39,228	43,200	8,754	(17,842)	34,112
Adjustments:
Realized (gains) losses, net(2)	7,448	—	1,382	8,830	29,254	—	1,620	30,874
Unrealized (gains) losses, net(3)	(11,346)	5,429	(2,772)	(8,689)	(25,945)	449	(106)	(25,602)
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(4)	—	3,869	—	3,869	—	(13,943)	—	(13,943)
Incentive fee to affiliate	—	—	4,533	4,533	—	—	—	—
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	(938)	—	—	(938)	1,297	—	—	1,297
Adjustment related to consolidated proprietary reverse mortgage loan securitizations(5)	—	(4,011)	—	(4,011)	—	—	—	—
Non-capitalized transaction costs and other expense adjustments(6)	1,109	1,669	262	3,040	923	955	500	2,378
(Earnings) losses from investments in unconsolidated entities	(8,304)	—	—	(8,304)	(2,226)	—	—	(2,226)
Adjusted distributable earnings from investments in unconsolidated entities(7)	5,702	—	—	5,702	2,745	—	—	2,745
Total Adjusted Distributable Earnings	$51,074	$5,961	$(13,775)	$43,260	$49,248	$(3,785)	$(15,828)	$29,635
Dividends on preferred stock	—	—	7,035	7,035	—	—	6,654	6,654
Adjusted Distributable Earnings attributable to non-controlling interests	373	—	359	732	216	(16)	214	414
Adjusted Distributable Earnings Attributable to Common Stockholders	$50,701	$5,961	$(21,169)	$35,493	$49,032	$(3,769)	$(22,696)	$22,567
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$0.55	$0.07	$(0.23)	$0.39	$0.58	$(0.04)	$(0.27)	$0.27
(1)Conformed to current period methodology.
(2)Includes realized (gains) losses on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps and foreign currency transactions which are components of Other Income (Loss) on the Condensed Consolidated Statement of Operations.
(3)Includes unrealized (gains) losses on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps), borrowings carried at fair value, and foreign currency transactions which are components of Other Income (Loss) on the Condensed Consolidated Statement of Operations.
(4)Represents net change in fair value of HMBS MSR Equivalent and mortgage servicing rights related to proprietary mortgage loans attributable to changes in market conditions and model assumptions. This adjustment also includes net (gains) losses on certain hedging instruments (including interest rate swaps, futures, and short U.S. Treasury securities), which are components of realized and/or unrealized gains (losses) on financial derivatives, net, realized and/or unrealized gains (losses) on securities and loans, net, interest income, and interest expense on the Condensed Consolidated Statement of Operations.
(5)Represents the effect of replacing mortgage loan interest income (net of securitization debt expense) with interest income of the retained tranches.
(6)For the three-month period ended March 31, 2025, includes $1.7 million of non-capitalized transaction costs, $0.6 million of non-cash equity compensation and depreciation expense, and $0.7 million of various other expenses. Prior period has been updated to conform to current period presentation to exclude the adjustment of $3.1 million relating to debt issuance costs related to the securitization of reverse mortgage loans. For the three-month period ended March 31, 2024, includes $0.9 million of non-capitalized transaction costs, $0.6 million of merger and other business transition-related expenses, $0.3 million of non-cash equity compensation expense, and $0.6 million of various other expenses.
(7)Includes our proportionate share of net interest income, net loan origination income (expense), and operating expenses for certain investments in unconsolidated entities including certain of our non-consolidated equity investments in loan originators that have been making (or are expected to make)

distributions to us. The additional adjusted distributable earnings related to our equity investments in certain loan originators was $1.9 million for the three-month period ended March 31, 2024.
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
We held cash and cash equivalents of approximately $203.3 million and $192.4 million as of March 31, 2025 and December 31, 2024, respectively.
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	March 31, 2025		December 31, 2024
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$505,523	19.7%	$852,062	33.0%
31 - 60 Days	227,222	8.9%	177,469	6.9%
61 - 90 Days	152,789	5.9%	130,048	5.0%
91 - 120 Days	234,124	9.1%	130,829	5.1%
121 - 150 Days	3,965	0.2%	70,078	2.7%
151 - 180 Days	41,312	1.6%	35,723	1.4%
181 - 364 Days	1,241,472	48.3%	985,452	38.1%
> 364 Days	162,220	6.3%	202,379	7.8%
	$2,568,627	100.0%	$2,584,040	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of March 31, 2025, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 23.3% with respect to credit portfolio assets, 13.1% with respect to reverse mortgage loans, 5.7% with respect to Agency RMBS assets, and 19.9% overall. As of December 31, 2024, the weighted average contractual haircuts were 23.8% with respect to credit portfolio assets, 17.8% with respect to reverse mortgage loans, 5.9% with respect to Agency RMBS assets, and 20.8% overall.
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

As of both March 31, 2025 and December 31, 2024, we had $2.6 billion of borrowings outstanding under our repos. As of March 31, 2025, the remaining terms on our repos ranged from 1 day to 473 days, with a weighted average remaining term of 153 days. Our repo borrowings were with a total of 24 counterparties as of March 31, 2025. As of March 31, 2025, our repos had interest rates ranging from 3.20% to 7.71%, with a weighted average borrowing rate of 5.98%. As of December 31, 2024, the remaining terms on our repos ranged from 2 days to 563 days, with a weighted average remaining term of 169 days. Our repo borrowings were with a total of 24 counterparties as of December 31, 2024. As of December 31, 2024, our repos had interest rates ranging from 3.65% to 7.96%, with a weighted average borrowing rate of 6.12%. Investments transferred as collateral under repos had an aggregate fair value of $3.2 billion and $3.3 billion as of March 31, 2025 and December 31, 2024, respectively. It is expected that amounts due upon maturity of our repos will be funded primarily through the roll/re-initiation of repos and, if we are unable or unwilling to roll/re-initiate our repos, through free cash and proceeds from the sale of securities.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2025	$2,568,627	$2,623,924	$2,675,171
December 31, 2024	2,584,040	2,610,301	2,779,028
September 30, 2024(1)	2,642,052	2,450,025	2,642,052
June 30, 2024(1)	2,301,976	2,289,971	2,371,482
March 31, 2024	2,517,747	2,550,390	2,648,371
December 31, 2023	2,967,437	2,640,625	2,967,437
September 30, 2023	2,573,043	2,605,359	2,707,121
June 30, 2023	2,557,864	2,402,711	2,557,864
March 31, 2023(2)	2,285,898	2,464,050	2,641,488
December 31, 2022	2,609,685	2,859,085	2,915,610
September 30, 2022	2,895,019	2,877,500	2,912,264
June 30, 2022	2,865,222	2,590,120	2,865,222
(1)Average borrowings outstanding have been updated in the current period to correct for prior quarter.
(2)During this quarter, our borrowings decreased as the size of our investment portfolio decreased, driven primarily by our participation in a non-QM loan securitization in February 2023.
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including non-QM loans and REO, European residential mortgage loans, commercial mortgage loans, consumer loans and ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs; such transactions are accounted for as secured borrowings. As of both March 31, 2025 and December 31, 2024, we had outstanding borrowings related to such transactions in the amount of $2.2 billion, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Condensed Consolidated Balance Sheet. As of both March 31, 2025 and December 31, 2024, the fair value of assets collateralizing our Total other secured borrowings was $2.4 billion. Additionally, as of March 31, 2025, as an HMBS issuer, we had HMBS-related obligations of $9.5 billion collateralized by $9.6 billion of HMBS assets and as of December 31, 2024, we had HMBS-related obligations of $9.2 billion collateralized by $9.2 billion of HMBS assets; HMBS assets include HECM loans as well as REO and claims and other receivables. See Note 14 in the notes to our condensed consolidated financial statements for further information on our other secured borrowings and HMBS-related obligations.
As of March 31, 2025 and December 31, 2024, we had $262.8 million and $297.7 million, respectively, of outstanding unsecured borrowings. As of March 31, 2025, our outstanding unsecured borrowings were comprised of $210.0 million of 5.875% Senior Notes due April 2027, $37.8 million of 6.00% Senior Notes due August 2026, and $15.0 million of unregistered junior subordinated unsecured debt securities, the "Trust Preferred Debt." The Trust Preferred Debt includes $10.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 3.26% and which matures on October 7, 2033, and $5.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 2.51% and which matures on July 7, 2035. See Note 14 in the notes to our condensed consolidated financial statements for further detail on our unsecured borrowings.

As of March 31, 2025, we had an aggregate amount at risk under our repos with 23 counterparties of approximately $670.7 million, and as of December 31, 2024, we had an aggregate amount at risk under our repos with 23 counterparties of approximately $687.6 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of March 31, 2025 and December 31, 2024, does not include approximately $5.6 million and $3.2 million, respectively, of net accrued interest receivable (payable), which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of March 31, 2025, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with seven counterparties of approximately $32.8 million. We also had $38.5 million of initial margin for cleared over-the-counter ("OTC") derivatives posted to central clearinghouses as of that date. As of December 31, 2024, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with seven counterparties of approximately $9.4 million. We also had $57.6 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2025, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with three counterparties of approximately $1.2 million. As of December 31, 2024, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.3 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We have an "at-the-market" offering program for shares of our common stock (the "Common ATM Program") in connection with which we have entered into equity distribution agreements with sales agents. Under the current equity distribution agreements we are authorized to offer and sell up to $300.0 million of common stock from time to time. During the three-month period ended March 31, 2025, we issued 3,750,388 shares of common stock under the Common ATM Program which provided $50.8 million of net proceeds after $0.5 million of agent commissions and offering costs. During the three-month period ended March 31, 2024, we issued 2,103,725 shares of common stock under the Common ATM Program which provided $26.9 million of net proceeds after $0.3 million of agent commissions and offering costs. As of March 31, 2025, we had a remaining authorization to issue $248.7 million of common shares.
We have commenced an "at-the-market" offering for our Series A Preferred Stock and Series B Preferred Stock (the "Preferred ATM Program"), in connection with which we have entered into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") and/or 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") from time to time. As of March 31, 2025, we had remaining authorization under the Preferred ATM Program to issue $99.5 million of preferred stock. We did not issue any preferred stock under the Preferred ATM Program during the three-month periods ended March 31, 2025 and 2024.

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
In accordance with the terms of the Arlington Merger Agreement, on the closing date of the Arlington Merger, each outstanding share of Arlington's Class A common stock, par value $0.01 per share (other than shares held by us, EF Merger Sub Inc. or any of our wholly-owned subsidiaries, or Arlington) was automatically converted into the right to receive 0.3619 newly issued shares of common stock. In connection with the transactions completed pursuant to the Arlington Merger Agreement, 11,040,704 shares of our common stock were issued. In addition, in accordance with the terms of the Arlington Merger Agreement (i) each of the 379,668 outstanding shares of Arlington’s 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock, $0.01 par value per share, was automatically converted into the right to receive one newly issued share of our 7.000% Series D Preferred Stock, $0.001 par value per share ("Series D Preferred Stock"); and (ii) each of the 957,133 outstanding shares of Arlington’s 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, was automatically converted into the right to receive one newly issued share of our 8.250% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series E Preferred Stock"). The Series E Preferred Stock became redeemable by the Company on March 30, 2024 and was fully redeemed on December 13, 2024.
Our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $50 million of common stock (the "Common Share Repurchase Program"). The Common Share Repurchase Program is open-ended in duration and allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. During the three-month period ended March 31, 2024, we repurchased 47,565 shares of common stock at an average price per share of $11.01 and a total cost of $0.5 million. We did not repurchase any common shares during the three-month period ended March 31, 2025. As of March 31, 2025, we have authorization to repurchase an additional $45.1 million of common stock under the Common Share Repurchase Program.
On February 21, 2022, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $30.0 million of Series A Preferred Stock and Series B Preferred Stock (the "Preferred Share Repurchase Program"). The Preferred Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. We have not yet repurchased any shares of preferred stock under the Preferred Share Repurchase Program.
We may declare dividends based on, among other things, our earnings, our financial condition, the REIT qualification requirements of the Internal Revenue Code of 1986, as amended, our working capital needs and new opportunities. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors.
The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the condensed consolidated financial statements) for the three-month periods ended March 31, 2025 and 2024:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
2025:
March 7, 2025	0.13	12,424	March 31, 2025	April 25, 2025
February 10, 2025	0.13	11,904	February 28, 2025	March 25, 2025
January 8, 2025	0.13	11,904	January 31, 2025	February 25, 2025
2024:
March 7, 2024	0.13	11,166	March 29, 2024	April 25, 2024
February 7, 2024	0.15	12,885	February 29, 2024	March 25, 2024
January 8, 2024	0.15	12,885	January 31, 2024	February 26, 2024

On April 3, 2025, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on May 27, 2025 to stockholders of record as of April 30, 2025. On May 7, 2025, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on June 30, 2025 to stockholders of record as of May 30, 2025.
The following table sets forth the dividend distributions authorized by the Board of Directors during the three-month periods ended March 31, 2025 and 2024 and payable to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
March 7, 2025	$0.609031	$2,830	March 31, 2025	April 30, 2025
March 7, 2024	0.4218750	1,941	March 29, 2024	April 30, 2024
Series B Preferred Stock:
March 7, 2025	0.3906250	1,883	March 31, 2025	April 30, 2025
March 7, 2024	0.3906250	1,883	March 29, 2024	April 30, 2024
Series C Preferred Stock:
March 7, 2025	0.5390625	2,156	March 31, 2025	April 30, 2025
March 7, 2024	0.5390625	2,156	March 29, 2024	April 30, 2024
Series D Preferred Stock:
March 7, 2025	0.4375000	166	March 20, 2025	March 30, 2025
March 7, 2024	0.4375000	166	March 20, 2024	April 1, 2024
Series E Preferred Stock:
March 7, 2024	0.5156250	494	March 20, 2024	April 1, 2024
At those times when cash flows from the Company’s operating activities are insufficient to fund its dividend payments, the Company funds such dividend payments through cash flows from its investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize the Company’s cash flows for the three-month periods ended March 31, 2025 and 2024.
For the three-month period ended March 31, 2025, our operating activities used net cash in the amount of $126.4 million and our investing activities used net cash in the amount of $633.8 million. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $579.0 million. We received $576.6 million in proceeds from the issuance of Total other secured borrowings, and we used $561.7 million for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $166.3 million during the three-month period ended March 31, 2025. We received proceeds from the issuance of HMBS-related obligations of $383.5 million and used $181.2 million for principal payments on HMBS-related obligations. We used $34.9 million to repay the 6.75% senior notes. We received proceeds from the issuance of common stock, net of underwriters' discounts, commissions, and offering costs paid, of $51.0 million and contributions from non-controlling interests of $5.3 million. We used $42.9 million to pay dividends and $6.1 million for distributions to non-controlling interests (our joint venture partners). As a result there was an increase in our cash holdings of $8.4 million, from $208.9 million as of December 31, 2024 to $217.3 million as of March 31, 2025.
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
Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a base management fee, an incentive fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see Note 16 and Note 26 to our condensed consolidated financial statements.
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
Off-Balance Sheet Arrangements
As of March 31, 2025, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
Longbridge has a fiduciary responsibility related to escrow balances held in trust for borrowers' draws and other custodial funds due to servicing customers; as of March 31, 2025 the amount held in such accounts was $89.8 million. These funds, which do not represent assets or liabilities of the Company are maintained in segregated accounts at Longbridge, and accordingly, are not reflected on the Condensed Consolidated Balance Sheet.
At March 31, 2025, we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at March 31, 2025 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of March 31, 2025, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$6,063	0.37%	$11,606	0.71%	$(6,584)	(0.40)%	$(13,687)	(0.83)%
Long TBAs	5,488	0.34%	10,272	0.63%	(6,192)	(0.38)%	(13,089)	(0.80)%
Short TBAs	(6,624)	(0.40)%	(11,706)	(0.72)%	8,168	0.50%	17,878	1.09%
Non-Agency RMBS, CMBS, ABS, Loans, and MSRs	24,005	1.46%	41,398	2.53%	(30,620)	(1.87)%	(67,853)	(4.14)%
U.S. Treasury Securities and Interest Rate Swaps, Options, and Futures	(27,209)	(1.66)%	(55,063)	(3.36)%	26,564	1.62%	52,482	3.20%
Corporate Securities and Other	(103)	(0.01)%	(317)	(0.02)%	(7)	—%	(123)	(0.01)%
Repurchase Agreements, Reverse Repurchase Agreements, and Unsecured Borrowings	(2,293)	(0.14)%	(4,608)	(0.28)%	2,273	0.14%	4,524	0.28%
Total	$(673)	(0.04)%	$(8,418)	(0.51)%	$(6,398)	(0.39)%	$(19,868)	(1.21)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our March 31, 2025 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Part I, Item 1A. Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025 (the "Form 10-K"). See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 6. Exhibits

Exhibit	Description

10.1
Eighth Amended and Restated Management Agreement, by and among Ellington Financial Inc., Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, entered into as of March 11, 2025 and effective as of April 1, 2025 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 11, 2025)

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

ELLINGTON FINANCIAL INC.
Date:	May 12, 2025	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	May 12, 2025	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)