Form 10-Q
period 2025-06-30
Ellington Financial Inc.
filed 2025-08-11
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of August 8, 2025: 99,893,894

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2025	December 31, 2024
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$211,013	$192,387
Restricted cash(1)	19,617	16,561
Securities, at fair value(1)(2)	938,454	962,254
Loans, at fair value(1)(2)	14,668,365	13,999,572
Loan commitments, at fair value	8,785	6,692
Forward MSR-related investments, at fair value(1)	81,256	77,848
Mortgage servicing rights, at fair value	29,276	29,766
Investments in unconsolidated entities, at fair value(1)	307,722	220,078
Real estate owned(1)(2)	48,821	46,661
Financial derivatives—assets, at fair value	160,584	184,395
Reverse repurchase agreements	348,389	336,743
Due from brokers	45,973	22,186
Investment related receivables(1)	170,657	189,081
Other assets(1)	32,983	32,804
Total Assets	$17,071,895	$16,317,028
Liabilities
Securities sold short, at fair value	$264,511	$293,574
Repurchase agreements(1)	2,347,458	2,584,040
Financial derivatives—liabilities, at fair value	81,812	71,024
Due to brokers	30,098	55,429
Investment related payables	42,767	22,714
Other secured borrowings(1)	340,289	253,300
Other secured borrowings, at fair value(1)	2,127,225	1,934,309
HMBS-related obligations, at fair value	9,814,811	9,150,883
Unsecured borrowings, at fair value	249,036	281,912
Base management fee payable to affiliate	6,270	5,888
Dividends payable	17,495	16,611
Interest payable(1)	17,482	17,956
Accrued expenses and other liabilities(1)	43,131	38,566
Total Liabilities	15,382,385	14,726,206
Commitments and contingencies (Note 24)
Equity
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized; 13,800,089 and 13,800,089 shares issued and outstanding, and $345,002 and $345,002 aggregate liquidation preference, respectively	331,958	331,958
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 97,891,157 and 90,678,492 shares issued and outstanding, respectively	98	91
Additional paid-in-capital	1,707,544	1,613,540
Retained earnings (accumulated deficit)	(374,048)	(375,113)
Total Stockholders' Equity	1,665,552	1,570,476
Non-controlling interests(1)	23,958	20,346
Total Equity	1,689,510	1,590,822
Total Liabilities and Equity	$17,071,895	$16,317,028
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

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(In thousands, except per share amounts)
Net Interest Income
Interest income	$115,471	$100,470	$231,384	$201,990
Interest expense	(72,128)	(66,874)	(144,784)	(137,338)
Total net interest income	43,343	33,596	86,600	64,652
Other Income (Loss)
Realized gains (losses) on securities and loans, net	6,911	(22,968)	(1,893)	(40,176)
Realized gains (losses) on financial derivatives, net	(519)	6,313	11,122	9,791
Realized gains (losses) on real estate owned, net	(1,356)	(1,877)	(2,290)	(3,249)
Realized gains (losses) on unsecured borrowings, at fair value, net	—	—	(1,383)	—
Unrealized gains (losses) on securities and loans, net	59,810	40,271	105,918	45,844
Unrealized gains (losses) on financial derivatives, net	(25,608)	7,902	(52,724)	38,267
Unrealized gains (losses) on real estate owned, net	(1,396)	882	(4,707)	203
Unrealized gains (losses) on other secured borrowings, at fair value, net	(25,844)	(1,516)	(57,208)	(14,040)
Unrealized gains (losses) on unsecured borrowings, at fair value, net	(1,699)	1,868	(673)	3,696
Net change from HECM reverse mortgage loans, at fair value	168,817	146,706	345,807	352,202
Net change related to HMBS obligations, at fair value	(142,212)	(127,672)	(289,682)	(305,654)
Other, net	12,295	7,652	36,563	15,161
Total other income (loss)	49,199	57,561	88,850	102,045
Expenses
Base management fee to affiliate (Net of fee rebates of $57, $78, $117, and $164, respectively)(1)	6,270	5,811	12,362	11,541
Incentive fee to affiliate	—	—	4,533	—
Investment related expenses:
Servicing expense	7,220	5,782	14,239	11,470
Debt issuance costs related to Other secured borrowings, at fair value	2,280	—	2,280	3,113
Other	9,147	5,305	15,756	9,740
Professional fees	3,143	2,438	6,860	5,407
Compensation and benefits	21,332	16,353	38,274	30,996
Other expenses	7,674	7,296	14,746	14,373
Total expenses	57,066	42,985	109,050	86,640
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	35,476	48,172	66,400	80,057
Income tax expense (benefit)	1,475	142	1,379	202
Earnings (losses) from investments in unconsolidated entities	17,072	12,042	25,376	14,268
Net Income (Loss)	51,073	60,072	90,397	94,123
Net income (loss) attributable to non-controlling interests	1,114	900	1,754	1,382
Dividends on preferred stock	7,036	6,825	14,071	13,479
Net Income (Loss) Attributable to Common Stockholders	$42,923	$52,347	$74,572	$79,262
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.45	$0.62	$0.80	$0.94
(1)See Note 16 for further details on management fee rebates.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2024	$331,958	90,678,492	$91	$1,613,540	$(375,113)	$1,570,476	$20,346	$1,590,822
Net income (loss)					38,684	38,684	640	39,324
Net proceeds from the issuance of common stock(1)		3,750,388	3	50,822		50,825		50,825
Contributions from non-controlling interests							5,569	5,569
Common dividends					(35,852)	(35,852)	(380)	(36,232)
Preferred dividends					(7,035)	(7,035)		(7,035)
Distributions to non-controlling interests							(6,076)	(6,076)
Adjustment to non-controlling interests				(3,249)		(3,249)	3,249	—
Share-based long term incentive plan unit awards		—	—	415		415	4	419
BALANCE, March 31, 2025	331,958	94,428,880	94	1,661,528	(379,316)	1,614,264	23,352	1,637,616
Net income (loss)					49,959	49,959	1,114	51,073
Net proceeds from the issuance of common stock(1)		3,428,400	4	44,516		44,520		44,520
Shares of common stock issued in connection with incentive fee payment		33,877	—	444		444		444
Contributions from non-controlling interests							6,638	6,638
Common dividends					(37,655)	(37,655)	(441)	(38,096)
Preferred dividends					(7,036)	(7,036)		(7,036)
Distributions to non-controlling interests							(6,688)	(6,688)
Adjustment to non-controlling interests				28		28	(28)	—
Share-based long term incentive plan unit awards		—	—	1,028		1,028	11	1,039
BALANCE, June 30, 2025	$331,958	97,891,157	$98	$1,707,544	$(374,048)	$1,665,552	$23,958	$1,689,510

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
(1)Net of discounts and commissions and offering costs.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2025	June 30, 2024
(In thousands)	(Expressed in U.S. Dollars)
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(336,913)	$(148,056)
Cash Flows from Investing Activities:
Purchase of securities	(523,027)	(505,138)
Purchase and origination of loans	(2,833,936)	(1,790,386)
Receipt of distributions on Forward MSR-related investments	14,169	15,491
Proceeds from disposition of securities	566,191	938,798
Proceeds from disposition of loans	457,423	173,729
Contributions to investments in unconsolidated entities	(137,508)	(53,968)
Distributions from investments in unconsolidated entities	156,919	154,831
Proceeds from disposition of real estate owned	38,645	20,739
Proceeds from FHA insurance claims and other receivables on HECM loans	54,059	24,540
Proceeds from principal payments of securities	85,449	85,211
Proceeds from principal payments of loans	1,096,777	1,346,362
Proceeds from securities sold short	605,071	62,791
Repurchase of securities sold short	(642,838)	(164,178)
Payments on financial derivatives	(196,336)	(117,798)
Proceeds from financial derivatives	188,318	128,609
Increase in cash resulting from consolidation of securitization trust, net	—	6,790
Payments made on reverse repurchase agreements	(32,980,362)	(13,936,362)
Proceeds from reverse repurchase agreements	32,970,398	14,023,105
Due from brokers, net	(26,160)	28,624
Due to brokers, net	(22,754)	27,471
Net cash provided by (used in) investing activities	(1,129,502)	469,261
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	95,548	26,903
Offering costs paid	(40)	(505)
Repurchase of common stock	—	(685)
Dividends paid	(87,515)	(80,277)
Contributions from non-controlling interests	11,913	8,798
Distributions to non-controlling interests	(12,764)	(7,923)
Proceeds from issuance of Other secured borrowings	1,237,735	784,870
Principal payments on Other secured borrowings	(1,150,746)	(813,472)
Borrowings under repurchase agreements	30,241,488	30,566,951
Repayments of repurchase agreements	(29,237,631)	(30,928,401)
Proceeds from issuance of Other secured borrowings, at fair value, net	46,425	18,271
Repayment of unsecured borrowings, at fair value	(34,931)	—
Proceeds from issuance of HMBS	777,542	650,724
Principal payments on HMBS-related obligations, at fair value	(399,738)	(560,014)
Due from brokers, net	(391)	515
Due to brokers, net	1,202	(12,894)
Net cash provided by (used in) financing activities	$1,488,097	$(347,139)

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2025	June 30, 2024
(In thousands)	Expressed in U.S. Dollars
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	21,682	(25,934)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	208,948	230,545
Cash, Cash Equivalents, and Restricted Cash, End of Period	$230,630	$204,611
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents, beginning of period	$192,387	$228,927
Restricted cash, beginning of period	16,561	1,618
Cash and cash equivalents and restricted cash, beginning of period	208,948	230,545
Cash and cash equivalents, end of period	211,013	198,513
Restricted cash, end of period	19,617	6,098
Cash and cash equivalents and restricted cash, end of period	230,630	204,611
Supplemental disclosure of cash flow information:
Interest paid	$146,769	$143,097
Income tax paid (refunded)	429	260
Dividends payable	17,495	15,158
Shares issued in connection with incentive fee payment (non-cash)	444	—
Transfers from mortgage loans to real estate owned (non-cash)	47,803	26,948
Transfers from mortgage loans to other sales and claims receivable (non-cash)	53,995	26,031
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	30,049	122,836
Transfers from investments in unconsolidated entities to mortgage loans (non-cash)	21,890	—
Transfers from securities to corporate loans (non-cash)	—	500
Transfers from securities to residential mortgage loans (non-cash)	—	60
Transfers of HMBS obligations, at fair value (non-cash)	(3,558)	—
Contributions to investments in unconsolidated entities (non-cash)	(73,521)	(10,527)
Purchase of investments (non-cash)	(66,880)	(16,488)
Purchase of loans (non-cash)	(1,070,830)	—
Loans acquired in consolidation of securitization trust, net (non-cash)	—	(52,368)
Proceeds from the disposition of loans (non-cash)	2,277,118	189,921
Proceeds from principal payments of investments (non-cash)	93,961	69,559
Principal payments on Other secured borrowings, at fair value (non-cash)	(94,360)	(74,196)
Proceeds received from Other secured borrowings, at fair value (non-cash)	176,229	144,218
Other secured borrowings, at fair value assumed in consolidation of securitization trust (non-cash)	—	58,195
Repayments of repurchase agreements (non-cash)	(1,240,439)	(304,011)
Debt issuance costs related to Other secured borrowings, at fair value (non-cash)	(2,280)	(3,113)
(1)Net of discounts and commissions.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
Ellington Financial Management LLC (the "Manager") is an SEC-registered investment adviser that serves as the manager to the Company pursuant to the terms of its Eighth Amended and Restated Management Agreement (the "Management Agreement"); see Note 16 for additional details. The Manager is an affiliate of Ellington Management Group, L.L.C. ("Ellington"), an investment management firm that is registered as both an investment adviser and a commodity pool operator. In accordance with the terms of the Management Agreement, the Manager implements the investment strategy and manages the business and operations on a day-to-day basis for the Company and performs certain services for the Company, subject to oversight by Ellington Financial Inc.'s Board of Directors (the "Board of Directors").
On December 14, 2023, Arlington Asset Investment Corp., a Virginia corporation ("Arlington"), merged with and into EF Merger Sub Inc., a direct wholly-owned subsidiary of the Company, pursuant to the agreement and plan of merger (the “Arlington Merger Agreement”) which was entered into on May 29, 2023 (the "Arlington Merger").
The Company has two reportable segments, the Investment Portfolio Segment and the Longbridge Segment. The Investment Portfolio Segment is focused on investing in a diverse array of financial assets, including residential and commercial mortgage loans; residential mortgage-backed securities ("RMBS"); commercial mortgage-backed securities ("CMBS"); investments referencing a portfolio of mortgage servicing rights on forward mortgage loans ("Forward MSR-related investments"); consumer loans and asset-backed securities ("ABS") including ABS backed by consumer loans; collateralized loan obligations ("CLOs"); non-mortgage- and mortgage-related derivatives; debt and equity investments in loan origination companies; and other strategic investments. The Longbridge Segment is focused on the origination and servicing of, and investment in, reverse mortgage loans, including associated financial assets, financing, hedging, and allocated expenses. Longbridge Financial, LLC ("Longbridge"), a wholly owned subsidiary of the Company, acquires reverse mortgage loans both through its origination activities and through secondary market purchases. Historically, the majority of loans acquired by Longbridge have been home equity conversion mortgage loans ("HECMs") which are insured by the Federal Housing Administration ("FHA"). Such loans are generally eligible for securitization into HECM-backed MBS ("HMBS") which are guaranteed by the Government National Mortgage Association ("GNMA"). Longbridge is an approved issuer of HMBS, and it transfers HECM loans into HMBS, which it then sells in the secondary market while retaining the servicing rights on the underlying HECM loans. Longbridge also originates and purchases non-FHA-insured reverse mortgage loans originated under guidelines established by private lenders, which the Company refers to as "Proprietary reverse mortgage loans." Proprietary reverse mortgage loans typically carry loan balances or credit lines that exceed FHA limits or have other characteristics that make them ineligible for FHA insurance.

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
(D) Accounting for Loans: The Company's loan portfolio primarily consists of residential mortgage, commercial mortgage, consumer, and reverse mortgage loans. The Company's loans are accounted for under ASC 310-10, Receivables, and are classified as held-for-investment when the Company has the intent and ability to hold such loans for the foreseeable future or to maturity/payoff. When the Company has the intent to sell loans, such loans will be classified as held-for-sale. Mortgage loans held-for-sale are accounted for under ASC 948-310, Financial services—mortgage banking. Transfers between held-for-investment and held-for-sale occur once the Company's intent to sell the loans changes. The Company may aggregate its loans into pools based on common risk characteristics at purchase. The Company has chosen to elect the FVO pursuant to ASC 825 for its loan portfolios. Loans are recorded at fair value on the Condensed Consolidated Balance Sheet and changes in fair value are recorded in earnings on the Condensed Consolidated Statement of Operations. Changes in fair value on residential mortgage, commercial mortgage, consumer, corporate loans, and proprietary reverse mortgage loans are included as a component of Unrealized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations. Changes in fair value on HECM reverse mortgage loans held-for-investment is included as a component of Net change from HECM reverse mortgage loans, at fair value, on the Condensed Consolidated Statement of Operations. The Company generates income from fees on certain loans, generally reverse mortgage and commercial mortgage loans, that it originates and holds for investment, including origination, servicing, and exit fees. Such fee income is recorded when earned and included in Other, net on the Condensed Consolidated Statement of Operations.
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
For Forward MSR-related investments, the Company recognizes interest income based on the effective interest method. For purposes of estimating future expected cash flows, management uses various assumptions about the mortgage loans underlying the MSRs, including but not limited to the timing and amount of prepayments. These assumptions are re-evaluated at least quarterly. Changes in projected cash flows may result in prospective changes in the yield/interest income recognized on such investments based on the updated expected future cash flows. Interest income on Forward MSR-related investments is included on the Condensed Consolidated Statement of Operations as a component of Interest income.
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
(M) Intangible Assets: The Company has acquired intangible assets including internally developed software, trademarks, and customer relationships. Intangible assets are amortized over their expected useful lives on a straight-line basis. See Note 11 for additional details on the Company's intangible assets.
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

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:
June 30, 2025:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$259,624	$8,883	$268,507
Non-Agency RMBS	—	106,031	258,932	364,963
CMBS	—	13,713	21,615	35,328
CLOs	—	23,367	20,794	44,161
Asset-backed securities, backed by consumer loans	—	—	55,186	55,186
Other ABS	—	—	21,999	21,999
Corporate debt securities	—	—	13,607	13,607
Corporate equity securities	290	—	9,039	9,329
U.S. Treasury securities	—	125,374	—	125,374
Loans, at fair value:
Residential mortgage loans	—	—	3,107,555	3,107,555
Commercial mortgage loans	—	—	435,222	435,222
Consumer loans	—	—	271	271
Corporate loans	—	—	19,709	19,709
Reverse mortgage loans	—	—	11,105,608	11,105,608
Forward MSR-related investments, at fair value			81,256	81,256
MSRs, at fair value	—	—	29,276	29,276
Loan purchase commitments, at fair value	—	—	4,064	4,064
Loan commitments, at fair value	—	—	8,785	8,785
Investment in unconsolidated entities, at fair value	—	—	307,722	307,722
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed indices	—	2,252	—	2,252
Credit default swaps on corporate bond indices	—	4,231	—	4,231
Interest rate swaps	—	148,125	—	148,125
TBAs	—	857	—	857
Futures	799	—	—	799
Options	4,320	—	—	4,320
Total assets	$5,409	$683,574	$15,509,523	$16,198,506

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(264,511)	$—	$(264,511)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed securities	—	—	(3)	(3)
Credit default swaps on corporate bonds	—	(188)	—	(188)
Credit default swaps on corporate bond indices	—	(38,511)	—	(38,511)
Interest rate swaps	—	(37,952)	—	(37,952)
TBAs	—	(2,311)	—	(2,311)
Futures	(2,578)	—	—	(2,578)
Forwards	—	(269)	—	(269)
Other secured borrowings, at fair value	—	—	(2,127,225)	(2,127,225)
HMBS-related obligations, at fair value	—	—	(9,814,811)	(9,814,811)
Unsecured borrowings, at fair value	—	—	(249,036)	(249,036)
Total liabilities	$(2,578)	$(343,742)	$(12,191,075)	$(12,537,395)
December 31, 2024:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$286,057	$10,660	$296,717
Non-Agency RMBS	—	56,455	153,188	209,643
CMBS	—	17,807	21,399	39,206
CLOs	—	44,740	22,678	67,418
Asset-backed securities, backed by consumer loans	—	—	60,227	60,227
Other ABS	—	—	35,483	35,483
Corporate debt securities	—	—	14,352	14,352
Corporate equity securities	2,926	—	9,759	12,685
U.S. Treasury securities	—	226,523	—	226,523
Loans, at fair value:
Residential mortgage loans	—	—	3,539,534	3,539,534
Commercial mortgage loans	—	—	350,515	350,515
Consumer loans	—	—	477	477
Corporate loans	—	—	11,767	11,767
Reverse mortgage loans	—	—	10,097,279	10,097,279
Forward MSR-related investments, at fair value	—	—	77,848	77,848
MSRs, at fair value	—	—	29,766	29,766
Loan commitments, at fair value	—	—	6,692	6,692
Investment in unconsolidated entities, at fair value	—	—	220,078	220,078

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed indices	—	1,825	—	1,825
Credit default swaps on corporate bonds	—	83	—	83
Interest rate swaps	—	175,450	—	175,450
TBAs	—	2,381	—	2,381
Warrants	—	9	—	9
Futures	900	—	—	900
Forwards	—	320	—	320
Options	3,427	—	—	3,427
Total assets	$7,253	$811,650	$14,661,702	$15,480,605
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(293,574)	$—	$(293,574)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed securities	—	—	(3)	(3)
Credit default swaps on corporate bonds	—	(225)	—	(225)
Credit default swaps on corporate bond indices	—	(33,207)	—	(33,207)
Interest rate swaps	—	(35,039)	—	(35,039)
TBAs	—	(2,417)	—	(2,417)
Futures	(130)	—	—	(130)
Forwards	—	(3)	—	(3)
Loan purchase commitments, at fair value	—	—	(1,602)	(1,602)
Other secured borrowings, at fair value	—	—	(1,934,309)	(1,934,309)
HMBS-related obligations, at fair value	—	—	(9,150,883)	(9,150,883)
Unsecured borrowings, at fair value	—	—	(281,912)	(281,912)
Total liabilities	$(130)	$(364,465)	$(11,368,709)	$(11,733,304)

The tables below include roll-forwards of the Company's financial instruments for the three- and six-month periods ended June 30, 2025 and 2024 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended June 30, 2025

(In thousands)	Beginning Balance as of March 31, 2025	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2025
Assets:
Securities, at fair value:
Agency RMBS	$10,753	$(396)	$6	$133	$250	$—	$1,889	$(3,752)	$8,883
Non-Agency RMBS	191,474	(12,116)	1,813	10,432	123,775	(23,695)	1,883	(34,634)	258,932
CMBS	17,687	289	(780)	1,022	—	(812)	4,209	—	21,615
CLOs	12,116	(886)	63	(511)	10,502	(490)	—	—	20,794
Asset-backed securities backed by consumer loans	56,348	(1,758)	(2,448)	1,644	6,767	(5,367)	—	—	55,186
Other ABS	24,481	(136)	2,246	(871)	1,028	(4,749)	—	—	21,999
Corporate debt securities	13,388	—	(123)	18	2,919	(2,595)	—	—	13,607
Corporate equity securities	9,310	—	(984)	622	528	(437)	—	—	9,039
Loans, at fair value:
Residential mortgage loans	3,325,164	(2,848)	13,742	20,041	998,311	(1,246,855)	—	—	3,107,555
Commercial mortgage loans	356,178	3	376	7	96,763	(18,105)	—	—	435,222
Consumer loans	370	(44)	—	(2)	4	(57)	—	—	271
Corporate loans	11,117	—	(1,644)	1,636	45,888	(37,288)	—	—	19,709
Reverse mortgage loans(3)	10,581,329	(133)	—	192,895	560,405	(228,888)	—	—	11,105,608
Forward MSR-related investments, at fair value	87,203	2,927	—	(2,752)	—	(6,122)	—	—	81,256
MSRs, at fair value(3)	29,536	—	—	(260)	—	—	—	—	29,276
Loan commitments, at fair value	7,215	—	—	1,570	—	—	—	—	8,785
Loan purchase commitments, at fair value	1,342	—	—	2,722	—	—	—	—	4,064
Investments in unconsolidated entities, at fair value	269,093	—	2,688	14,384	112,310	(90,753)	—	—	307,722
Total assets, at fair value	$15,004,104	$(15,098)	$14,955	$242,730	$1,959,450	$(1,666,213)	$7,981	$(38,386)	$15,509,523
Liabilities:
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed securities	$(3)	$—	$—	$—	$—	$—	$—	$—	$(3)
Other secured borrowings, at fair value	(1,926,711)	(1,834)	—	(30,771)	54,745	(222,654)	—	—	(2,127,225)
Unsecured borrowings, at fair value	(247,337)	—	—	(1,699)	—	—	—	—	(249,036)
HMBS-related obligations, at fair value	(9,495,132)	—	—	(142,212)	216,573	(394,040)	—	—	(9,814,811)
Total liabilities, at fair value	$(11,669,183)	$(1,834)	$—	$(174,682)	$271,318	$(616,694)	$—	$—	$(12,191,075)
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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2025, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2025. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at June 30, 2025.

(In thousands)	Three-Month Period Ended June 30, 2025
Securities, at fair value	$12,254
Loans, at fair value	210,725
Forward MSR-related investments, at fair value	(2,752)
MSRs, at fair value	(260)
Loan purchase commitments, at fair value	3,206
Loan commitments, at fair value	8,275
Investments in unconsolidated entities, at fair value	11,797
Other secured borrowings, at fair value	(30,771)
Unsecured borrowings, at fair value	(1,699)
HMBS-related obligations, at fair value	(142,212)
At June 30, 2025, the Company transferred $38.4 million of assets from Level 3 to Level 2 and $8.0 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

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

(In thousands)	Three-Month Period Ended June 30, 2024
Securities, at fair value	$(3,622)
Loans, at fair value	169,607
Forward MSR-related investments, at fair value	1,330
MSRs, at fair value	(351)
Servicing asset, at fair value	(556)
Loan commitments, at fair value	1,706
Loan purchase commitments, at fair value	275
Investments in unconsolidated entities, at fair value	2,949
Financial derivatives-assets, at fair value	(2)
Other secured borrowings, at fair value	(1,516)
Unsecured borrowings, at fair value	1,867
HMBS-related obligations, at fair value	(127,671)
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

Six-Month Period Ended June 30, 2025

(In thousands)	Beginning Balance as of December 31, 2024	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2025
Assets:
Securities, at fair value:
Agency RMBS	$10,660	$(745)	$43	$499	$1,003	$(848)	$2,275	$(4,004)	$8,883
Non-Agency RMBS	153,188	(19,141)	1,754	8,547	169,579	(31,031)	7,491	(31,455)	258,932
CMBS	21,399	560	(323)	(12)	—	(4,017)	9,388	(5,380)	21,615
CLOs	22,678	(2,299)	146	(1,686)	11,124	(9,169)	—	—	20,794
Asset-backed securities backed by consumer loans	60,227	(3,471)	(4,456)	976	13,624	(11,714)	—	—	55,186
Other ABS	35,483	(4)	3,315	(1,998)	2,049	(16,846)	—	—	21,999
Corporate debt securities	14,352	—	259	(496)	6,263	(6,771)	—	—	13,607
Corporate equity securities	9,759	—	(348)	689	1,021	(2,082)	—	—	9,039
Loans, at fair value:
Residential mortgage loans	3,539,534	(532)	11,284	43,839	1,916,015	(2,402,585)	—	—	3,107,555
Commercial mortgage loans	350,515	48	(9,699)	11,724	155,510	(72,876)	—	—	435,222
Consumer loans	477	(79)	26	(24)	17	(146)	—	—	271
Corporate loans	11,767	—	(1,644)	1,751	68,089	(60,254)	—	—	19,709
Reverse mortgage loans(3)	10,097,279	(133)	—	389,274	1,024,883	(405,695)	—	—	11,105,608
Forward MSR-related investments, at fair value	77,848	5,581	—	11,996	—	(14,169)	—	—	81,256
MSRs, at fair value(3)	29,766	—	—	(490)	—	—	—	—	29,276
Loan commitments, at fair value	6,692	—	—	2,093	—	—	—	—	8,785
Loan purchase commitments, at fair value	—	—	—	4,064	—	—	—	—	4,064
Investments in unconsolidated entities, at fair value	220,078	—	(2,380)	27,756	241,077	(178,809)	—	—	307,722
Total assets, at fair value	$14,661,702	$(20,215)	$(2,023)	$498,502	$3,610,254	$(3,217,012)	$19,154	$(40,839)	$15,509,523
Liabilities:
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed securities	$(3)	$—	$—	$—	$—	$—	$—	$—	$(3)
Loan purchase commitments, at fair value	(1,602)	—	—	1,602	—	—	—	—	—
Other secured borrowings, at fair value	(1,934,309)	(3,292)	—	(61,330)	94,360	(222,654)	—	—	(2,127,225)
Unsecured borrowings, at fair value	(281,912)	—	(1,383)	(673)	34,932	—	—	—	(249,036)
HMBS-related obligations, at fair value	(9,150,883)	—	—	(289,682)	403,296	(777,542)	—	—	(9,814,811)
Total liabilities, at fair value	$(11,368,709)	$(3,292)	$(1,383)	$(350,083)	$532,588	$(1,000,196)	$—	$—	$(12,191,075)
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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2025, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2025. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at June 30, 2025.

(In thousands)	Six-Month Period Ended June 30, 2025
Securities, at fair value	$7,321
Loans, at fair value	420,369
Forward MSR-related investments, at fair value	11,996
MSRs, at fair value	(490)
Loan purchase commitments, at fair value	4,064
Loan commitments, at fair value	8,781
Investments in unconsolidated entities, at fair value	15,839
Other secured borrowings, at fair value	(61,330)
Unsecured borrowings, at fair value	(1,827)
HMBS-related obligations, at fair value	(289,682)
At June 30, 2025, the Company transferred $40.8 million of assets from Level 3 to Level 2 and $19.2 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Six-Month Period Ended June 30, 2024

(In thousands)	Beginning Balance as of December 31, 2023	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2024
Assets:
Securities, at fair value:
Agency RMBS	$5,512	$(441)	$(32)	$(320)	$315	$(131)	$2,673	$(94)	$7,482
Non-Agency RMBS	155,240	(1,502)	(3,874)	20,616	20,755	(101,831)	2,320	(6,913)	84,811
CMBS	14,143	390	136	(643)	4,405	(1,097)	911	—	18,245
CLOs	20,439	(982)	(3,616)	1,222	64,498	(45,497)	5,340	(5,707)	35,697
Asset-backed securities backed by consumer loans	74,226	(3,824)	(2,266)	80	16,099	(15,391)	—	—	68,924
Other ABS	7,696	154	—	1,646	22,394	(694)	—	—	31,196
Corporate debt securities	8,041	—	(477)	680	9,409	(2,587)	—	—	15,066
Corporate equity securities	12,294	—	549	(507)	164	(2,338)	—	—	10,162
Loans, at fair value:
Residential mortgage loans	3,093,912	(1,824)	(5,465)	20,776	1,195,243	(1,201,027)	—	—	3,101,615
Commercial mortgage loans	266,595	—	(44)	1,818	215,409	(217,558)	—	—	266,220
Consumer loans	1,759	(234)	26	3	140	(745)	—	—	949
Corporate loans	5,819	—	—	(101)	729	(1,514)	—	—	4,933
Reverse mortgage loans(3)	8,938,551	—	—	351,452	738,763	(556,377)	—	—	9,472,389
Forward MSR-related investments, at fair value	163,336	7,243	—	2,943	—	(15,491)	—	—	158,031
MSRs, at fair value(3)	29,580	—	—	(42)	—	—	—	—	29,538
Servicing asset, at fair value	1,327	—	—	(1,327)	—	—	—	—	—
Loan commitments, at fair value	2,584	—	—	3,039	—	—	—	—	5,623
Loan purchase commitments, at fair value	—	—	—	275	—	—	—	—	275
Investments in unconsolidated entities, at fair value	116,414	—	7,948	6,320	187,331	(154,831)	—	—	163,182
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	8	—	(1)	—	1	—	—	—	8
Total return swaps	6	—	37	(3)	—	(37)	—	—	3
Total assets, at fair value	$12,917,482	$(1,020)	$(7,079)	$407,927	$2,475,655	$(2,317,146)	$11,244	$(12,714)	$13,474,349
Liabilities:
Servicing liability, at fair value	—	—	—	(232)	—	—	—	—	(232)
Other secured borrowings, at fair value	(1,424,668)	(642)	—	(14,040)	74,196	(220,684)	—	—	(1,585,838)
Unsecured borrowings, at fair value	(272,765)	—	—	3,696	—	—	—	—	(269,069)
HMBS-related obligations, at fair value	(8,423,235)	—	—	(305,654)	547,555	(650,724)	—	—	(8,832,058)
Total liabilities, at fair value	$(10,120,668)	$(642)	$—	$(316,230)	$621,751	$(871,408)	$—	$—	$(10,687,197)
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

(In thousands)	Six-Month Period Ended June 30, 2024
Securities, at fair value	$1,063
Loans, at fair value	373,679
Forward MSR-related investments, at fair value	2,943
MSRs, at fair value	(42)
Servicing asset, at fair value	(1,559)
Loan purchase commitments, at fair value	275
Loan commitments, at fair value	3,039
Investments in unconsolidated entities, at fair value	3,419
Financial derivatives-assets, at fair value	(3)
Other secured borrowings, at fair value	(14,040)
Unsecured borrowings, at fair value	3,696
HMBS-related obligations, at fair value	(305,654)
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
The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$211,013	$211,013	$192,387	$192,387
Restricted cash	19,617	19,617	16,561	16,561
Due from brokers	45,973	45,973	22,186	22,186
Reverse repurchase agreements	348,389	348,389	336,743	336,743
Liabilities:
Repurchase agreements	2,347,458	2,347,458	2,584,040	2,584,040
Other secured borrowings	340,289	340,289	253,300	253,300
Due to brokers	30,098	30,098	55,429	55,429
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

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2025:
June 30, 2025:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$109,629	Market Quotes	Non Binding Third-Party Valuation	$0.37	$120.60	$79.17
	149,303	Discounted Cash Flows
	258,932		Yield	0.0%	108.0%	10.6%
			Projected Collateral Prepayments	0.0%	100.0%	47.0%
			Projected Collateral Losses	0.0%	53.6%	3.5%
			Projected Collateral Recoveries	0.0%	18.9%	9.3%
Non-Agency CMBS	17,736	Market Quotes	Non Binding Third-Party Valuation	$5.81	$95.52	$58.73
	3,879	Discounted Cash Flows
	21,615		Yield	7.5%	22.3%	12.8%
			Projected Collateral Losses	0.0%	90.0%	5.5%
			Projected Collateral Recoveries	10.0%	100.0%	93.8%
CLOs	14,234	Market Quotes	Non Binding Third-Party Valuation	$7.00	$99.90	$75.47
	6,560	Discounted Cash Flows
	20,794		Yield	7.0%	95.8%	22.3%
Agency interest only RMBS	1,563	Market Quotes	Non Binding Third-Party Valuation	$1.94	$15.03	$6.56
	7,320	Option Adjusted Spread ("OAS")
	8,883		LIBOR OAS(1)	137	3,287	572
			Projected Collateral Prepayments	12.9%	89.6%	48.8%
ABS	17,527	Market Quotes	Non Binding Third-Party Valuation	$4.38	$97.32	$53.76
	59,658	Discounted Cash Flows
	77,185		Yield	1.4%	27.6%	11.3%
			Projected Collateral Prepayments	0.0%	82.8%	18.8%
			Projected Collateral Losses	0.0%	35.7%	22.5%
Corporate debt and equity	22,646	Discounted Cash Flows	Yield	0.0%	58.3%	20.9%
Performing and re-performing residential mortgage loans	1,465,592	Discounted Cash Flows	Yield	0.5%	33.7%	7.7%
Securitized residential mortgage loans(2)(3)	1,390,932	Market Quotes	Non Binding Third-Party Valuation	$0.53	$106.92	$88.32
	65,209	Discounted Cash Flows
	1,456,141		Yield	0.4%	8.9%	4.4%
Non-performing residential mortgage loans	185,822	Discounted Cash Flows	Yield	0.1%	79.9%	15.8%
			Recovery Amount	0.3%	246.0%	104.2%
			Months to Resolution	0.0	115.1	18.5
Performing commercial mortgage loans	380,542	Discounted Cash Flows	Yield	8.5%	13.3%	9.9%
Non-performing commercial mortgage loans	54,680	Discounted Cash Flows	Yield	10.1%	12.1%	11.4%
			Recovery Amount	100.0%	100.0%	100.0%
			Months to Resolution	1.1	8.0	4.9

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Consumer loans	271	Discounted Cash Flows	Yield	8.8%	13.3%	12.0%
			Projected Collateral Prepayments	—%	14.1%	8.7%
			Projected Collateral Losses	0.3%	84.1%	26.8%
Corporate loans	19,709	Discounted Cash Flows	Yield	6.9%	25.3%	13.1%
Reverse Mortgage Loans—HECM	10,016,456	Discounted Cash Flows	Yield	2.2%	6.4%	4.3%
			Conditional Prepayment Rate	1.8%	38.2%	7.6%
Reverse Mortgage Loans—HECM buyouts	29,551	Discounted Cash Flows	Yield	7.7%	11.4%	9.7%
			Months to Resolution	0.3	96.0	22.2
Reverse Mortgage Loans—Unsecuritized Proprietary	228,691	Discounted Cash Flows	Yield	6.3%	8.7%	7.2%
			Conditional Prepayment Rate	11.9%	42.0%	14.4%
Reverse Mortgage Loans—Securitized Proprietary(2)	830,910	Market Quotes	Non Binding Third-Party Valuation	$93.76	$115.81	$110.14
			Yield	5.6%	7.7%	5.9%
Forward MSR-related investments	81,256	Discounted Cash Flows	Yield	8.8%	8.8%	8.8%
			Conditional Prepayment Rate	5.0%	5.0%	5.0%
MSRs	29,276	Discounted Cash Flows	Yield	17.4%	17.4%	17.4%
			Conditional Prepayment Rate	10.2%	55.5%	15.2%
Loan Purchase Commitments	4,064	Transaction Price	Yield	6.3%	6.8%	6.7%
Loan Commitments	8,785	Discounted Cash Flows	Pull-through rate	60.0%	100.0%	65.9%
			Cost to originate	3.6%	7.4%	4.4%
Investment in unconsolidated entities—Loan origination and mortgage-related entities	63,892	Enterprise Value	Equity Price-to-Book(4)	0.5x	2.0x	1.8x
Investment in unconsolidated entities—Other	242,330	Enterprise Value	Net Asset Value	n/a	n/a	n/a
Investment in unconsolidated entities—Loan origination-related entities	1,500	Recent Transactions	Transaction Price	n/a	n/a	n/a
	307,722
Credit default swaps on asset-backed securities	(3)	Net Discounted Cash Flows	Projected Collateral Prepayments	22.9%	22.9%	22.9%
			Projected Collateral Losses	8.6%	8.6%	8.6%
			Projected Collateral Recoveries	12.3%	12.3%	12.3%
Other secured borrowings, at fair value(2)	(2,127,225)	Market Quotes	Non Binding Third-Party Valuation	$50.00	$106.92	$91.94
			Yield	5.6%	11.6%	6.0%
			Projected Collateral Prepayments	10.1%	100.0%	86.7%
HMBS-related obligations, at fair value	(9,814,811)	Discounted Cash Flows	Yield	2.0%	6.3%	4.2%
			Conditional Prepayment Rate	6.8%	38.2%	7.6%
Unsecured borrowings, at fair value	(249,036)	Market Quotes	Non Binding Third-Party Valuation	$79.00	$95.57	$94.88
(1)Shown in basis points.
(2)Securitized residential mortgage loans, Reverse Mortgage Loans—Securitized Proprietary, and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(3)Includes $53.7 million of non-performing securitized residential mortgage loans.
(4)Represents an estimation of where market participants might value an enterprise on a price-to-book basis. For the range minimum, the range maximum, and the weighted average price-to-book ratio, excludes investments in unconsolidated entities with a total fair value of $1.8 million. Including such investments, the weighted average price-to-book ratio was 1.7x.

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

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of June 30, 2025 and December 31, 2024.
June 30, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$5,944	$(32)	$5,912	$29	$(118)	$5,823	3.50%	3.80%	2.64
30-year fixed-rate mortgages	268,301	(3,752)	264,549	1,908	(17,819)	248,638	3.93%	3.88%	7.57
Reverse mortgages	1,175	36	1,211	—	(52)	1,159	4.39%	2.61%	2.17
Interest only securities	n/a	n/a	11,617	1,562	(292)	12,887	1.11%	11.90%	6.86
Non-Agency RMBS	280,730	(75,451)	205,279	23,806	(5,617)	223,468	4.99%	8.18%	4.47
CMBS	77,504	(31,476)	46,028	1,347	(13,578)	33,797	3.89%	10.48%	4.34
Non-Agency interest only securities	n/a	n/a	141,396	11,579	(9,949)	143,026	0.65%	14.91%	3.30
CLOs	n/a	n/a	51,401	1,438	(8,678)	44,161	2.18%	13.94%	6.04
ABS	170,752	(153,980)	16,772	5,487	(260)	21,999	2.50%	29.36%	2.63
ABS backed by consumer loans	154,653	(91,737)	62,916	563	(8,293)	55,186	12.00%	9.29%	1.61
Corporate debt	52,738	(38,913)	13,825	833	(1,051)	13,607	0.10%	—%	2.40
Corporate equity	n/a	n/a	9,598	1,922	(2,191)	9,329	n/a	n/a	n/a
U.S. Treasury securities	124,522	(306)	124,216	1,158	—	125,374	4.12%	4.07%	6.60
Total Long	1,136,319	(395,611)	954,720	51,632	(67,898)	938,454	4.91%	8.15%	5.26
Short:
U.S. Treasury securities	(261,199)	3,714	(257,485)	50	(4,344)	(261,779)	4.01%	4.22%	6.82
European sovereign bonds	(2,782)	101	(2,681)	—	(51)	(2,732)	0.13%	1.27%	0.59
Total Short	(263,981)	3,815	(260,166)	50	(4,395)	(264,511)	3.96%	4.18%	6.76
Total	$872,338	$(391,796)	$694,554	$51,682	$(72,293)	$673,943	4.89%	7.27%	5.59
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
The following tables detail weighted average life of the Company's Agency RMBS as of June 30, 2025 and December 31, 2024.
June 30, 2025:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$5,303	$5,306	3.60%	$2,124	$1,908	1.12%
Greater than three years and less than seven years	72,411	74,076	5.18%	4,811	4,322	1.70%
Greater than seven years and less than eleven years	177,906	192,290	3.47%	5,952	5,387	0.81%
Total	$255,620	$271,672	3.93%	$12,887	$11,617	1.11%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of June 30, 2025 and December 31, 2024.
June 30, 2025:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$135,282	$122,359	4.18%	$110,119	$114,006	1.30%	$80,157	$87,681	4.81%
Greater than three years and less than seven years	70,185	67,078	5.63%	15,087	15,688	0.18%	38,982	40,419	4.63%
Greater than seven years and less than eleven years	40,119	51,261	4.89%	17,542	11,493	0.14%	15,814	16,814	1.23%
Greater than eleven years	11,679	10,609	6.87%	278	209	1.24%	—	—	—%
Total	$257,265	$251,307	4.75%	$143,026	$141,396	0.65%	$134,953	$144,914	4.63%
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

The following table details the components of interest income by security type for the three- and six-month periods ended June 30, 2025 and 2024:

	Three-Month Period Ended
(In thousands)	June 30, 2025			June 30, 2024
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$3,467	$(626)	$2,841	$6,731	$128	$6,859
Non-Agency RMBS and CMBS	19,279	(11,673)	7,606	6,118	(557)	5,561
CLOs	2,166	(805)	1,361	3,728	(1,104)	2,624
Other securities(1)	6,285	(1,969)	4,316	7,780	(3,077)	4,703
Total	$31,197	$(15,073)	$16,124	$24,357	$(4,610)	$19,747
(1)Other securities includes ABS, corporate debt and equity, and U.S. Treasury securities.

	Six-Month Period Ended
(In thousands)	June 30, 2025			June 30, 2024
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$7,360	$(380)	$6,980	$15,797	$(1,870)	$13,927
Non-Agency RMBS and CMBS	34,677	(18,408)	16,269	14,805	(1,407)	13,398
CLOs	5,328	(2,130)	3,198	5,614	(1,480)	4,134
Other securities(1)	13,728	(3,674)	10,054	14,904	(5,735)	9,169
Total	$61,093	$(24,592)	$36,501	$51,120	$(10,492)	$40,628
(1)Other securities includes ABS, corporate debt and equity, and U.S. Treasury securities.
For the three-month periods ended June 30, 2025 and 2024, the Catch-Up Amortization Adjustment was $(0.1) million and $0.7 million, respectively. For the six-month periods ended June 30, 2025 and 2024, the Catch-Up Amortization Adjustment was $0.9 million and $(0.6) million, respectively.
The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three- and six-month periods ended June 30, 2025 and 2024.

(In thousands)	Three-Month Period Ended June 30, 2025				Three-Month Period Ended June 30, 2024
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	3,910	27	(450)	(423)	$181,602	$90	$(14,251)	$(14,161)
Non-Agency RMBS and CMBS	23,858	3,564	(122)	3,442	105,021	1,783	(6,712)	(4,929)
CLOs	60	63	—	63	42,843	98	(1)	97
Other securities(3)	428,325	3,791	(6,240)	(2,449)	93,649	264	(1,337)	(1,073)
Total	456,153	7,445	(6,812)	633	$423,115	$2,235	$(22,301)	$(20,066)
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(3.9) million and $(1.1) million for the three-month periods ended June 30, 2025 and 2024, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities' cost basis to be uncollectible.
(3)Other securities includes ABS, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

(In thousands)	Six-Month Period Ended June 30, 2025				Six-Month Period Ended June 30, 2024
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$41,853	$454	$(2,067)	$(1,613)	$418,204	$1,154	$(27,469)	$(26,315)
Non-Agency RMBS and CMBS	45,089	7,374	(99)	7,275	217,814	8,560	(7,540)	1,020
CLOs	29,955	756	(1,118)	(362)	45,155	486	(123)	363
Other securities(3)	451,507	6,343	(8,562)	(2,219)	148,919	1,626	(1,793)	(167)
Total	$568,404	$14,927	$(11,846)	$3,081	$830,092	$11,826	$(36,925)	$(25,099)
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(6.4) million and $(10.8) million, for the six-month periods ended June 30, 2025 and 2024, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities' cost basis to be uncollectible.
(3)Other securities includes ABS, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

The following tables present the fair value and gross unrealized losses of the Company's long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost basis, by length of time that such securities have been in an unrealized loss position at June 30, 2025 and December 31, 2024.
June 30, 2025:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$31,117	$(530)	$123,367	$(17,470)	$154,484	$(18,000)
Non-Agency RMBS and CMBS	46,518	(1,017)	1,858	(48)	48,376	(1,065)
CLOs	1,660	(8)	1,099	(361)	2,759	(369)
Other securities(1)	3,105	(1,374)	2,540	(820)	5,645	(2,194)
Total	$82,400	$(2,929)	$128,864	$(18,699)	$211,264	$(21,628)
(1)Other securities includes ABS, U.S. Treasury securities, and corporate debt and equity securities.
December 31, 2024:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$70,028	$(1,429)	$153,009	$(22,640)	$223,037	$(24,069)
Non-Agency RMBS and CMBS	4,600	(210)	3,266	(593)	7,866	(803)
CLOs	17,505	(633)	5	—	17,510	(633)
Other securities(1)	209,184	(7,452)	5,716	(5,591)	214,900	(13,043)
Total	$301,317	$(9,724)	$161,996	$(28,824)	$463,313	$(38,548)
(1)Other securities includes ABS, U.S. Treasury securities, and corporate debt and equity securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of June 30, 2025 and December 31, 2024, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $35.2 million and $29.7 million, respectively, related to adverse changes in estimated future cash flows on its securities.
The Company has determined for certain securities that a portion of such securities' cost basis is not collectible. For the three-month periods ended June 30, 2025 and 2024, the Company recognized realized losses on these securities of $(3.9) million and $(1.1) million, respectively. For the six-month periods ended June 30, 2025 and 2024, the Company recognized realized losses on these securities of $(6.4) million and $(10.8) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, corporate, and reverse mortgage loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025		December 31, 2024
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$3,221,956	$3,107,555	$3,689,355	$3,539,534
Commercial mortgage loans	436,044	435,222	370,658	350,515
Consumer loans	338	271	556	477
Corporate loans	19,838	19,709	11,767	11,767
Reverse mortgage loans	10,484,715	11,105,608	9,585,110	10,097,279
Total	$14,162,891	$14,668,365	$13,657,446	$13,999,572
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
The following table provides details, by loan type, for residential and commercial mortgage and consumer loans that are 90 days or more past due as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$264,168	$247,030	$239,156	$224,993
Commercial mortgage loans	54,689	54,680	56,476	37,558
Consumer loans	30	13	18	13
Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of June 30, 2025 and December 31, 2024.
June 30, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$3,221,956	$41,416	$3,263,372	$11,988	$(167,805)	$3,107,555	7.27%	6.42%	4.27
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.417 billion of non-QM loans that have been securitized and are held in consolidated securitization trusts. Such loans had $(145.1) million of gross unrealized losses. See Residential Mortgage Loan Securitizations in Note 13 for additional information.
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

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of June 30, 2025 and December 31, 2024:

Property Location	June 30, 2025	December 31, 2024
North America:
United States:
California	27.7%	28.8%
Florida	19.2%	19.6%
Texas	8.4%	7.9%
New Jersey	3.2%	2.6%
Georgia	3.0%	2.6%
Utah	2.9%	2.7%
Arizona	2.8%	3.1%
New York	2.6%	1.9%
Washington	2.6%	2.4%
Pennsylvania	2.5%	2.6%
North Carolina	2.1%	2.1%
Illinois	2.0%	2.1%
Colorado	1.8%	1.9%
Massachusetts	1.6%	1.5%
Nevada	1.5%	1.5%
Oregon	1.5%	1.4%
South Carolina	1.5%	0.9%
Tennessee	1.3%	1.4%
Connecticut	1.1%	1.1%
Maryland	1.1%	1.2%
Ohio	1.0%	1.1%
Virginia	0.8%	1.0%
Other	6.5%	7.4%
	98.7%	98.8%
Europe:
United Kingdom	1.3%	1.2%
	100.0%	100.0%
The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$22,050	$21,068	$24,640	$22,845
Non-performing	256,376	239,542	229,140	215,736
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis.
As of June 30, 2025 and December 31, 2024, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $134.3 million and $121.5 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of June 30, 2025 and December 31, 2024:
June 30, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$436,044	$(773)	$435,271	$132	$(181)	$435,222	10.23%	10.06%	1.14
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $54.7 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of June 30, 2025 and December 31, 2024:

Property Location by U.S. State	June 30, 2025	December 31, 2024
Florida	28.4%	20.4%
New York	22.1%	14.4%
Illinois	5.6%	12.5%
New Jersey	5.1%	4.3%
Connecticut	4.8%	10.9%
Georgia	4.1%	5.4%
Texas	3.7%	4.3%
Louisiana	3.7%	3.8%
Virginia	3.2%	2.8%
Michigan	2.9%	3.4%
Alabama	2.8%	3.2%
Colorado	2.7%	3.2%
Pennsylvania	2.0%	3.3%
Mississippi	1.8%	—%
Arizona	1.5%	1.8%
Maryland	1.3%	—%
North Carolina	1.3%	—%
West Virginia	1.2%	—%
Ohio	—%	4.2%
Other	1.8%	2.1%
	100.0%	100.0%
As of June 30, 2025, the Company had five non-performing commercial mortgage loans with an unpaid principal balance and fair value of $54.7 million. As of December 31, 2024, the Company had four non-performing commercial mortgage loans with an unpaid principal balance and fair value of $56.5 million and $37.6 million, respectively.

As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of June 30, 2025 and December 31, 2024, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $0.2 million and $11.8 million, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
As of December 31, 2024, the Company had one commercial mortgage loan in the process of foreclosure; such loan had an unpaid principal balance and fair value of $15.5 million and $11.3 million, respectively. As of June 30, 2025, the Company did not have any commercial mortgage loans in the process of foreclosure.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of June 30, 2025 and December 31, 2024:
June 30, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Life (Years)(1)	Delinquency (Days)
Consumer loans, held-for-investment	$338	$125	$463	$48	$(240)	$271	0.83	18
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of June 30, 2025 and December 31, 2024.

Days Past Due	June 30, 2025	December 31, 2024
Current	76.0%	79.6%
30-59 Days	3.4%	14.7%
60-89 Days	11.8%	2.5%
90-119 Days	8.8%	3.2%
	100.0%	100.0%
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of June 30, 2025 and December 31, 2024, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.2 million and $0.3 million, respectively, on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For each of the three- and six-month periods ended June 30, 2025, the Company recognized realized losses on these loans of $(23) thousand. For the six-month period ended June 30, 2024, the Company recognized realized losses on these loans of $(0.1) million; no such losses were recognized during the three-month period ended June 30, 2024.

Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of June 30, 2025 and December 31, 2024:
June 30, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$19,838	$(622)	$19,216	$493	$—	$19,709	11.08%	4.41
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$11,767	$(386)	$11,381	$386	$—	$11,767	9.80%	3.66
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
Reverse Mortgage Loans
The table below details certain information regarding the Company's reverse mortgage loans as of June 30, 2025 and December 31, 2024.
June 30, 2025:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans
HECM loans collateralizing HMBS	$9,397,909	$9,917,205	6.27%	4.87
Unsecuritized HECM loans(1)	125,987	128,802	6.56%	5.93
Proprietary reverse mortgage loans
Securitized proprietary reverse mortgage loans	752,725	830,910	9.95%	9.05
Unsecuritized proprietary reverse mortgage loans	20,215	25,418	10.27%	20.52
Total reverse mortgage loans, held-for-investment	10,296,836	10,902,335	6.55%	5.23
Reverse mortgage loans, held-for-sale
Unsecuritized proprietary reverse mortgage loans	187,879	203,273	9.46%	16.63
Total reverse mortgage loans	$10,484,715	$11,105,608	6.60%	5.44
(1)Includes unpoolable HECM loans with an unpaid principal balance of $39.7 million.

December 31, 2024:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans
HECM loans collateralizing HMBS	$8,795,790	$9,242,569	6.51%	4.95
Unsecuritized HECM loans(1)	136,329	140,709	6.64%	6.64
Proprietary reverse mortgage loans
Securitized proprietary reverse mortgage loans	556,158	606,752	10.13%	10.19
Unsecuritized proprietary reverse mortgage loans	11,083	14,601	10.87%	17.15
Total reverse mortgage loans, held-for-investment	9,499,360	10,004,631	6.72%	5.31
Reverse mortgage loans, held-for-sale
Unsecuritized proprietary reverse mortgage loans	85,750	92,648	9.92%	17.15
Total reverse mortgage loans	$9,585,110	$10,097,279	6.75%	5.42
(1)Includes unpoolable HECM loans with an unpaid principal balance of $29.0 million.
During the three-month periods ended June 30, 2025 and 2024, the Company transferred proprietary reverse mortgage loans held-for-sale with an unpaid principal balance of $103.4 million and $87.7 million, respectively, to held-for-investment. During the six-month periods ended June 30, 2025 and 2024, the Company transferred proprietary reverse mortgage loans held-for-sale with an unpaid principal balance of $200.7 million and $298.2 million, respectively, to held-for-investment.
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
The following table provides details on the Company's unpoolable HECM loans as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025		December 31, 2024
Unpoolable HECM Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
ABOs	$12,446	$11,855	$8,487	$7,773
NABOs	21,881	17,696	15,479	11,140
Other HECM loans(1)	5,331	5,331	4,986	4,988
Total unpoolable HECM loans	$39,658	$34,882	$28,952	$23,901
(1)Includes HECM tail loans where the borrower is not in compliance with the terms of the underlying loan.
As of June 30, 2025, the Company had $451.2 million in unpaid principal balance of inactive reverse mortgage loans, of which $421.4 million related to HECM loans and the remainder related to proprietary reverse mortgage loans. As of December 31, 2024, the Company had $388.2 million in unpaid principal balance of inactive reverse mortgage loans, of which $373.8 million related to HECM loans and the remainder related to proprietary reverse mortgage loans.

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's reverse mortgage loans as a percentage of total outstanding unpaid principal balance, as of June 30, 2025 and December 31, 2024.

Property Location by U.S. State	June 30, 2025	December 31, 2024
California	29.7%	29.4%
Florida	8.8%	8.8%
Colorado	6.8%	7.1%
Arizona	6.3%	6.4%
Washington	5.3%	5.4%
Utah	5.0%	5.1%
Texas	5.0%	5.1%
Oregon	2.9%	3.0%
Idaho	2.6%	2.7%
New York	2.5%	2.3%
North Carolina	2.2%	2.2%
Massachusetts	2.2%	2.1%
Nevada	2.1%	2.1%
Georgia	1.7%	1.7%
Tennessee	1.5%	1.4%
Virginia	1.4%	1.4%
South Carolina	1.4%	1.4%
Ohio	1.3%	1.4%
New Jersey	1.3%	1.2%
Pennsylvania	1.0%	1.0%
Maryland	0.9%	0.9%
Other	8.1%	7.9%
	100.0%	100.0%
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
As of June 30, 2025, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.7 billion, and the fair value of such Reverse MSRs was $29.3 million. As of December 31, 2024, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.7 billion, and the fair value of such Reverse MSRs was $29.8 million.
The fair value of the Company's MSRs is driven by the net cash flows associated with servicing activities, which include contractually specified servicing fees, late fees, and other ancillary servicing revenue. For the three-month periods ended June 30, 2025 and 2024, the Company recognized a gain (loss) related to its Reverse MSRs of $(0.3) million and $(0.4) million, respectively. For the six-month periods ended June 30, 2025 and 2024, the Company recognized a gain (loss) related to its Reverse MSRs of $(0.5) million and $(42) thousand, respectively. Gain (loss) related to Reverse MSRs is included in Other, net, on the Condensed Consolidated Statement of Operations.

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
Under certain circumstances, the Company can direct the Forward MSR Master Servicer to finance all or some of the Underlying Forward MSRs, alongside other similar MSRs that the Forward MSR Master Servicer oversees on behalf of third parties unrelated to the Company. Proceeds from such financing are distributed to the Company and must be repaid by the Company upon repayment of corresponding financing by the Forward MSR Master Servicer. As of both June 30, 2025 and December 31, 2024, the fair value of the Forward MSR-related investments takes into account the MSR Master Servicer's $93.5 million of outstanding borrowings for the benefit of the Company, which were secured by the Underlying Forward MSRs.
The Company has elected the FVO for its investments under the Forward MSR Agreements which are reflected in Forward MSR-related investments, at fair value, on the Condensed Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Condensed Consolidated Statement of Operations as a component of Other, net.
As of June 30, 2025 and December 31, 2024, the fair value of the Company's investments in Forward MSR-related investments was $81.3 million and $77.8 million, respectively. The following table presents activity related to Company’s investments in Forward MSR-related investments for the three- and six-month periods ended June 30, 2025 and 2024.

	Three-Month Period Ended		Six-Month Period Ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Forward MSR-related investments, at fair value, beginning balance	$87,203	$160,009	$77,848	$163,336
Distributions	(6,122)	(6,954)	(14,163)	(15,491)
Accretion of interest income	2,927	3,646	5,581	7,243
Change in unrealized gain (loss)	(2,752)	1,330	11,990	2,943
Forward MSR-related investments, at fair value, ending balance	$81,256	$158,031	$81,256	$158,031

8. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of June 30, 2025 and December 31, 2024, the Company's investments in unconsolidated entities had an aggregate fair value of $307.7 million and $220.1 million, respectively, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of June 30, 2025 and December 31, 2024, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $249.0 million and $184.4 million, respectively.
For the three-month periods ended June 30, 2025 and 2024, the Company recognized Earnings (losses) from investments in unconsolidated entities of $17.1 million and $12.0 million, respectively. For the six-month periods ended June 30, 2025 and 2024, the Company recognized Earnings (losses) from investments in unconsolidated entities of $25.4 million and $14.3 million, respectively. Gains (losses) recognized from the Company's investments in unconsolidated entities are included in Earnings (losses) from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations.
The following table provides details about the Company's investments in unconsolidated entities as of June 30, 2025 and December 31, 2024:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity	Form of Investment	June 30, 2025	December 31, 2024
Loan Originators:
LendSure Mortgage Corp.(1)(2)	Common shares	62.8%	62.8%
Other(1)	Various	10.0%–50.0%	10.0%–50.0%
Co-investments with Ellington affiliate(s)(1):
Elizon DB 2015-1 LLC(3)(4)	Membership Interest	31.3%	34.5%
Elizon NM CRE 2020-1 LLC(3)(5)	Membership Interest	23.9%	20.7%
Elizon CH CRE 2021-1 LLC(3)(6)	Membership Interest	38.7%	38.4%
Equity investments in securitization-related vehicles, including risk retention vehicles(7)	Membership Interest	24.6%–84.5%	24.6%–84.5%
Other:
Jepson Holdings Limited(1)(3)	Membership Interest	4.4%	4.4%
Other(1)(3)	Various	21.0%–79.0%	21.0%–79.0%
(1)See Note 16 for additional details on the Company's related party transactions.
(2)As of June 30, 2025 and December 31, 2024, includes both voting and non-voting equity interests held by the Company; its non-voting stake in the entity was 13.7%. See Note 16 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(4)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 61.4% and 60.6% as of June 30, 2025 and December 31, 2024, respectively.
(5)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 71.7% and 70.2% as of June 30, 2025 and December 31, 2024, respectively.
(6)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 61.3% and 58.1% as of June 30, 2025 and December 31, 2024, respectively.
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

9. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the three- and six-month periods ended June 30, 2025 and 2024:

	Three-Month Period Ended
	June 30, 2025		June 30, 2024
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (March 31, 2025 and 2024, respectively)	135	$65,447	82	$19,999
Transfers from mortgage loans	47	15,836	47	13,891
Capital expenditures and other adjustments to cost		114		174
Adjustments to record at the lower of cost or fair value		5		592
Dispositions	(53)	(32,581)	(24)	(9,408)
Ending Balance (June 30, 2025 and 2024, respectively)	129	$48,821	105	$25,248

	Six-Month Period Ended
	June 30, 2025		June 30, 2024
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2024 and 2023, respectively)	117	$46,661	81	$22,085
Transfers from mortgage loans	95	47,091	83	25,444
Capital expenditures and other adjustments to cost		72		374
Adjustments to record at the lower of cost or fair value		(4,475)		(1,731)
Dispositions	(83)	(40,528)	(59)	(20,924)
Ending Balance (June 30, 2025 and 2024, respectively)	129	$48,821	105	$25,248
During the three-month period ended June 30, 2025, the Company sold 53 REO properties, realizing a net gain (loss) of approximately $(1.4) million. During the three-month period ended June 30, 2024, the Company sold 24 REO properties, realizing a net gain (loss) of approximately $(1.9) million. During the six-month period ended June 30, 2025, the Company sold 83 REO properties, realizing a net gain (loss) of approximately $(2.3) million. During the six-month period ended June 30, 2024, the Company sold 59 REO properties, realizing a net gain (loss) of approximately $(3.2) million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Condensed Consolidated Statement of Operations. As of both June 30, 2025 and December 31, 2024, all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $20.1 million and $19.0 million were measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024, respectively.

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
The following table details the fair value of the Company's holdings of financial derivatives as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$857	$—
TBA securities sale contracts	—	2,381
Fixed payer interest rate swaps	75,262	160,875
Fixed receiver interest rate swaps	72,863	14,575
Credit default swaps on asset-backed indices	2,252	1,825
Credit default swaps on corporate bonds	—	83
Credit default swaps on corporate bond indices	4,231	—
Options	4,320	3,427
Futures	799	900
Forwards	—	320
Warrants	—	9
Total financial derivatives–assets, at fair value	160,584	184,395
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	—	(2,417)
TBA securities sale contracts	(2,311)	—
Fixed payer interest rate swaps	(32,813)	(2,900)
Fixed receiver interest rate swaps	(5,139)	(32,139)
Credit default swaps on asset-backed securities	(3)	(3)
Credit default swaps on corporate bonds	(188)	(225)
Credit default swaps on corporate bond indices	(38,511)	(33,207)
Futures	(2,578)	(130)
Forwards	(269)	(3)
Total financial derivatives–liabilities, at fair value	(81,812)	(71,024)
Total	$78,772	$113,371

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of June 30, 2025 and December 31, 2024:
June 30, 2025:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$296,101	$543	4.12%	4.45%	0.45
2026	411,809	1,376	3.85	4.45	1.16
2027	2,779,153	(4,886)	3.71	4.45	1.83
2028	544,477	5,660	3.28	4.45	3.01
2029	502,481	2,458	3.41	4.45	4.19
2030	485,567	(938)	3.53	4.45	4.97
2031	157,766	18,962	1.51	4.45	5.96
2032	178,272	9,507	2.80	4.45	7.06
2033	240,259	7,302	3.20	4.45	7.73
2034	259,142	8,300	3.36	4.45	9.21
2035	472,744	(9,625)	3.94	4.45	9.78
2036	1,102	259	1.19	4.45	10.64
2037	45,000	5,014	2.81	4.45	12.16
2038	32,500	(455)	4.01	4.41	13.17
2039	11,322	49	3.85	4.45	14.19
2040	99,900	(1,495)	4.02	4.45	14.78
2045	12,500	(188)	4.07	4.45	19.81
2050	500	247	0.98	4.33	25.32
2053	2,780	301	3.32	4.45	28.50
2054	3,874	78	3.81	4.45	29.50
2055	17,219	(20)	3.92	4.45	29.78
Total	$6,554,468	$42,449	3.57%	4.45%	4.05

December 31, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$549,561	$3,947	3.78%	4.49%	0.67
2026	626,768	2,688	4.02	4.47	1.72
2027	332,013	10,541	3.13	4.48	2.50
2028	526,877	16,461	3.26	4.47	3.52
2029	966,432	24,394	3.52	4.48	4.77
2030	247,580	9,050	3.44	4.21	5.57
2031	169,293	25,912	1.69	4.49	6.44
2032	181,867	16,640	2.80	4.49	7.56
2033	240,259	18,222	3.20	4.49	8.23
2034	391,137	21,655	3.43	4.48	9.74
2035	500	146	0.78	4.33	10.81
2036	1,102	325	1.19	4.49	11.13
2037	45,000	6,085	2.81	4.49	12.66
2038	32,500	460	4.01	4.46	13.67
2039	14,252	556	3.79	4.47	14.81
2040	500	188	0.90	4.33	15.81
2050	500	241	0.98	4.33	25.82
2053	2,780	300	3.32	4.49	28.99
2054	5,474	164	3.77	4.49	29.94
Total	$4,334,395	$157,975	3.43%	4.47%	4.59

The following tables provide information about the Company's fixed receiver interest rate swaps as of June 30, 2025 and December 31, 2024:
June 30, 2025:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$11,100	$15	4.42%	4.68%	0.22
2026	561,535	2,189	4.45	4.56	0.79
2027	1,104,369	4,405	4.45	3.80	1.86
2028	388,660	9,688	4.45	4.27	3.21
2029	596,002	20,089	4.45	4.35	3.81
2030	725,758	14,815	4.45	3.92	4.85
2031	5,485	(169)	4.45	3.14	6.22
2033	174,464	6,427	4.45	4.15	8.37
2034	170,633	1,420	4.41	3.84	9.05
2035	687,339	11,489	4.45	3.89	9.79
2038	33,258	(1,208)	4.45	3.54	13.48
2039	8,259	(187)	4.45	3.67	13.64
2040	28,460	458	4.45	4.03	14.88
2050	500	(257)	4.45	0.90	25.32
2053	12,160	(1,307)	4.45	3.33	28.49
2054	7,004	(361)	4.45	3.65	29.37
2055	14,220	218	4.45	4.00	29.80
Total	$4,529,206	$67,724	4.45%	4.05%	4.70
December 31, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$137,818	$(235)	4.49%	4.89%	0.21
2026	658,463	1,040	4.47	4.54	1.38
2027	59,110	(794)	4.49	3.84	2.42
2028	391,266	2,499	4.49	4.27	3.71
2029	1,188,667	(8,483)	4.48	3.97	4.57
2030	148,025	223	4.39	4.14	5.70
2031	47,985	(1,628)	4.49	3.68	6.16
2033	193,949	48	4.49	4.08	8.87
2034	193,363	(5,174)	4.47	3.81	9.57
2035	500	(150)	4.49	0.74	10.81
2038	34,792	(2,148)	4.49	3.54	13.98
2039	8,539	(460)	4.47	3.71	14.39
2040	500	(194)	4.49	0.84	15.81
2050	500	(251)	4.49	0.90	25.82
2053	13,154	(1,409)	4.49	3.33	28.99
2054	7,704	(448)	4.46	3.62	29.85
Total	$3,084,335	$(17,564)	4.48%	4.16%	4.51

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$199	$11	12.50	$209	$11	12.99
Credit default swaps on corporate bonds	—	—	—	2,000	83	0.97
Credit default swaps on corporate bond indices	73,371	4,231	2.46	—	—	—
Short:
Credit default swaps on asset-backed indices	(28,464)	2,241	33.47	(31,427)	1,814	34.60
Liability:
Short:
Credit default swaps on asset-backed securities	(47)	(3)	10.24	(46)	(3)	10.74
Credit default swaps on corporate bonds	(13,000)	(188)	1.97	(13,000)	(225)	2.47
Credit default swaps on corporate bond indices	(1,066,343)	(38,511)	4.79	(900,305)	(33,207)	4.97
	$(1,034,284)	$(32,219)	5.71	$(942,569)	$(31,527)	5.91
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.
Futures
The following table provides information about the Company's long and short positions in futures as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Long Contracts:
U.S. Treasury futures	$48,900	$799	2.70	$—	$—	—
Short Contracts:
U.S. Treasury futures	—	—	—	(107,000)	900	2.82
Liabilities:
Long Contracts:
U.S. Treasury futures	—	—	—	1,900	(130)	2.63
Short Contracts:
U.S. Treasury futures	(205,500)	(2,578)	2.80	—	—	—
Total, net	$(156,600)	$(1,779)	2.78	$(105,100)	$770	2.81

Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	102	$—	n/a	102	$9	n/a
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
As of June 30, 2025 and December 31, 2024, the Company had outstanding TBA purchase and sale contracts as follows:

	June 30, 2025				December 31, 2024
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$73,114	$68,158	$69,015	$857	$—	$—	$—	$—
Liabilities	—	—	—	—	151,156	140,826	138,409	(2,417)
	73,114	68,158	69,015	857	151,156	140,826	138,409	(2,417)
Sale contracts:
Assets	—	—	—	—	(164,256)	(156,001)	(153,620)	2,381
Liabilities	(216,421)	(206,505)	(208,816)	(2,311)	—	—	—	—
	(216,421)	(206,505)	(208,816)	(2,311)	(164,256)	(156,001)	(153,620)	2,381
Total TBA securities, net	$(143,307)	$(138,347)	$(139,801)	$(1,454)	$(13,100)	$(15,175)	$(15,211)	$(36)
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

Gains and losses on the Company's derivative contracts for the three- and six- month periods ended June 30, 2025 and 2024 are summarized in the tables below:

		Three-Month Period Ended June 30, 2025
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$6,721	$(1,321)	$5,400	$2,267	$(12,939)	$(10,672)
Credit default swaps on asset-backed indices	Credit		(159)	(159)		466	466
Credit default swaps on corporate bond indices	Credit		(5,429)	(5,429)		(9,424)	(9,424)
Credit default swaps on corporate bonds	Credit		67	67		(72)	(72)
TBAs	Interest Rate		(286)	(286)		(804)	(804)
Futures	Interest Rate		903	903		(747)	(747)
Forwards	Currency		(1,015)	(1,015)		(364)	(364)
Warrants	Credit		—	—		—	—
Options	Credit		—	—		(3,991)	(3,991)
Total		$6,721	$(7,240)	$(519)	$2,267	$(27,875)	$(25,608)

		Three-Month Period Ended June 30, 2024
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$10,751	$(12,875)	$(2,124)	$(479)	$9,854	$9,375
Credit default swaps on asset-backed indices	Credit		(232)	(232)		189	189
Credit default swaps on corporate bond indices	Credit		(1,683)	(1,683)		1,833	1,833
Credit default swaps on corporate bonds	Credit		(8)	(8)		(19)	(19)
Total return swaps	Equity Market/Credit		17	17		(3)	(3)
TBAs	Interest Rate		3,113	3,113		477	477
Futures	Interest Rate		6,909	6,909		(3,810)	(3,810)
Forwards	Currency		322	322		(140)	(140)
Warrants	Credit		—	—		—	—
Total		$10,751	$(4,438)	$6,313	$(479)	$8,381	$7,902

		Six-Month Period Ended June 30, 2025
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$17,539	$837	$18,376	$180	$(38,537)	$(38,357)
Credit default swaps on asset-backed indices	Credit		42	42		352	352
Credit default swaps on corporate bond indices	Credit		(5,561)	(5,561)		(6,241)	(6,241)
Credit default swaps on corporate bonds	Credit		59	59		(86)	(86)
TBAs	Interest Rate		(214)	(214)		(1,418)	(1,418)
Futures	Interest Rate		(139)	(139)		(2,548)	(2,548)
Forwards	Currency		(1,441)	(1,441)		(586)	(586)
Warrants	Credit		—	—		(8)	(8)
Options	Credit		—	—		(3,832)	(3,832)
Total		$17,539	$(6,417)	$11,122	$180	$(52,904)	$(52,724)

		Six-Month Period Ended June 30, 2024
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$26,189	$(21,528)	$4,661	$(4,906)	$33,745	$28,839
Credit default swaps on asset-backed indices	Credit		(432)	(432)		(1,182)	(1,182)
Credit default swaps on corporate bond indices	Credit		(6,250)	(6,250)		3,509	3,509
Credit default swaps on corporate bonds	Credit		(15)	(15)		42	42
Total return swaps	Equity Market/Credit		37	37		(3)	(3)
TBAs	Interest Rate		3,929	3,929		4,426	4,426
Futures	Interest Rate		7,344	7,344		3,107	3,107
Forwards	Currency		432	432		255	255
Warrants	Credit		86	86		(726)	(726)
Total		$26,189	$(16,398)	$9,791	$(4,906)	$43,173	$38,267

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six-month period ended June 30, 2025 and the year ended December 31, 2024:

Derivative Type	Six-Month Period Ended June 30, 2025	Year Ended December 31, 2024
	(In thousands)
Interest rate swaps	$9,602,475	$6,264,082
Credit default swaps	1,095,296	816,986
TBAs	368,468	443,821
Futures	180,757	292,562
Forwards	21,213	23,575
Options	4,817	605
Warrants	102	125
Total return swaps	—	705
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of June 30, 2025 and December 31, 2024, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at June 30, 2025 and December 31, 2024 are summarized below:

Credit Derivatives	June 30, 2025	December 31, 2024
(In thousands)
Fair Value of Written Credit Derivatives, Net	$4,242	$94
Notional Value of Written Credit Derivatives(1)	73,570	2,209
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of June 30, 2025, the implied credit spreads on the Company's outstanding written credit derivative ranged from 157 to 318 basis points as compared to 79 basis points as of December 31, 2024. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of June 30, 2025 and December 31, 2024 was $3.1 million and $0.3 million, respectively.

11. Other Assets
The following table provides additional details of the Company's assets included in Other assets on the Condensed Consolidated Balance Sheet at June 30, 2025 and December 31, 2024.

Other Assets	June 30, 2025	December 31, 2024
	(In thousands)
Prepaid expenses, advances, and deferred offering costs	$13,379	$12,396
Leases—right of use assets(1)	4,132	5,161
Loan purchase commitments	4,009	—
Prepaid scheduled draws on reverse mortgage loans and amounts due from sub-servicer	3,558	3,375
Accounts receivable	2,676	4,985
Intangible assets	1,920	2,171
Receivables and claims related to reverse mortgage loans repurchased from HMBS(3)	1,179	1,239
Property and equipment(2)	1,058	1,360
Certificates of deposit, security deposits, and escrow cash	840	1,604
Other	232	513
	$32,983	$32,804
(1)See Note 24 for additional details on the Company's leases and ROU assets.
(2)Net of accumulated depreciation.
(3)Represents receivables from third-parties and claims to HUD related to loans repurchased from HMBS. See Note 13, Issuance of HMBS for discussion on the maximum claim amount related to reverse mortgage loans in HMBS.
The Company has identified and recognized various intangible assets. The following table details the Company's intangible assets as of June 30, 2025 and December 31, 2024.

	June 30, 2025				December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(In thousands)			(In months)	(In thousands)			(In months)
Intangible Asset:
Internally developed software	$1,400	$(1,284)	$116	36	$1,400	$(1,050)	$350	36
Trademarks/trade names	1,200	—	1,200	Indefinite	1,200	—	1,200	Indefinite
Customer relationships	700	(96)	604	240	700	(79)	621	240
Total identified intangible assets	$3,300	$(1,380)	$1,920		$3,300	$(1,129)	$2,171

The following table summarizes changes in the net carrying value of the Company's intangible assets for the three- and six-month periods ended June 30, 2025 and 2024.

	Three-Month Period Ended June 30, 2025				Three-Month Period Ended June 30, 2024
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets—Beginning Balance	$233	$1,200	$613	$2,046	$700	$1,200	$648	$2,548
Accumulated Amortization	(117)	—	(9)	(126)	(117)	—	(9)	(126)
Net carrying value of intangible assets—Ending Balance	$116	$1,200	$604	$1,920	$583	$1,200	$639	$2,422

	Six-Month Period Ended June 30, 2025				Six-Month Period Ended June 30, 2024
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets—Beginning Balance	$350	$1,200	$621	$2,171	$817	$1,200	$656	$2,673
Accumulated Amortization	(234)	—	(17)	(251)	(234)	—	(17)	(251)
Net carrying value of intangible assets—Ending Balance	$116	$1,200	$604	$1,920	$583	$1,200	$639	$2,422
The following table summarizes the Company's estimated future amortization expense on its intangible assets.

(In thousands)	June 30, 2025
2025	$134
2026	35
2027	35
2028	35
2029	35
Thereafter	446
Total	$720

12. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024. See Note 13 and Note 16 for additional information on the Company's consolidated VIEs.

(In thousands)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,135	$1,333
Restricted cash	18,008	14,958
Securities, at fair value	55,186	60,227
Loans, at fair value	4,366,158	4,460,201
Forward MSR-related investments, at fair value	34,300	30,395
Investments in unconsolidated entities, at fair value	120,959	102,152
Real estate owned	37,136	34,575
Investment related receivables	30,581	24,974
Other assets	363	365
Total Assets	$4,663,826	$4,729,180
Liabilities
Repurchase agreements	$1,543,189	$1,779,853
Other secured borrowings	31,335	34,771
Other secured borrowings, at fair value	2,127,225	1,934,309
Interest payable	5,236	4,078
Accrued expenses and other liabilities	1,365	648
Total Liabilities	3,708,350	3,753,659
Total Stockholders' Equity	947,083	967,496
Non-controlling interests	8,393	8,025
Total Equity	955,476	975,521
Total Liabilities and Equity	$4,663,826	$4,729,180
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
The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of June 30, 2025 and December 31, 2024, the fair value of the Company's investment in the notes issued by the CLO Issuers was $2.2 million and $2.5 million, respectively. See Note 16 for further details on the Company's participation in CLO transactions.

Residential Mortgage Loan Securitizations—Non-QM and Closed-End Second Lien ("CES") Loans
The Company has participated in securitizations of non-QM loans (each, a "non-QM securitization") and CES loans (each a "CES securitization"). In each case, the applicable sponsor of such securitization (the "Sponsor") transferred a pool of loans (each, a "Collateral Pool") to a wholly-owned subsidiary of such Sponsor (each, a "Depositor"), and on the closing date such Collateral Pool was deposited into a newly created securitization trust (such trusts collectively, the "Issuing Entities"). Pursuant to the securitizations, the Issuing Entities issued various classes of mortgage pass-through certificates (the "Certificates") which are backed by the cash flows from the underlying loans.
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
Under the Dodd-Frank Act, sponsors of securitizations are generally required to retain at least 5% of the economic interest in the credit risk of the securitized assets (the "Risk Retention Rules"). Securitizations of "qualified mortgage loans" (as defined under the rules of the Consumer Financial Protection Bureau) are generally not subject to the Risk Retention Rules. In order to comply with the Risk Retention Rules, in each non-QM securitization for which the applicable Sponsor was a wholly-owned subsidiary of the Company, the Company purchased and intends to hold, at a minimum, the requisite amount of the most subordinated classes of Certificates and the excess cash flow certificates. The applicable Sponsor also purchased the Certificates entitled to excess servicing fees in each securitization, while the remaining classes of Certificates were purchased by unrelated parties and, when applicable, certain Securitization Co-Participants. In the non-QM and CES securitizations for which the Sponsor was not a wholly-owned subsidiary of the Company, the Company and the applicable Securitization Co-Participants have membership interests in an entity formed for such purpose (the "Participated Risk Retention Vehicle") which purchased, and intends to hold, the requisite amount of each class of Certificate for each applicable securitization. The Participated Risk Retention Vehicle also purchased the Certificates entitled to excess servicing fees of such Issuing Entities. The remaining Certificates were purchased by the Company, the Securitization Co-Participants, and/or various unrelated parties.
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
Each Sponsor of the non-QM securitizations also serves as the servicing administrator of its respective securitization; for securitizations closed prior to the second quarter of 2025 the Sponsor is entitled to receive a monthly fee for its role as servicing administrator, equal to one-twelfth of the product of (a) 0.03% and (b) the unpaid principal balance of the underlying non-QM loans as of the first day of the related due period. Each such Sponsor in its role as servicing administrator provides direction and consent for certain loss mitigation activities to the third-party servicer of the underlying loans. In certain circumstances, the servicing administrator will be required to reimburse the servicer for principal and interest advances and servicing advances made by the servicer.
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
The following table details the assets and liabilities of the Consolidated Issuing Entities included in the Company's Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Assets:
Loans, at fair value	$1,417,421	$1,449,266
Investment related receivables	3,012	4,252
Liabilities:
Other secured borrowings, at fair value	1,283,389	1,318,198
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

The following table provides details on outstanding non-consolidated residential mortgage loan securitizations in which the Company has participated:

Issuing Entity	Closing Date	Principal Balance of Loans Sold By the Company	Principal Balance of Loans Sold By the Securitization Co-Participants	Total Face Amount of Certificates Issued
		(In thousands)
EFMT 2022-4	12/22	$309,998	$55,264	$365,262
EFMT 2023-1	2/23	176,218	154,149	330,367
EFMT 2024-INV1	4/24	194,497	105,955	300,452
EFMT 2024-INV2	10/24	238,247	49,770	288,017
EFMT 2024-NQM1	11/24	189,072	101,406	290,478
EFMT 2024-CES1	12/24	102,642	96,712	199,354
EFMT 2025-NQM1	1/25	193,569	76,063	269,632
EFMT 2025-CES1	2/25	185,273	83,629	268,902
EFMT 2025-INV1	2/25	148,189	111,518	259,707
EFMT 2025-CES2	3/25	166,527	123,589	290,116
EFMT 2025-INV2	4/25	196,961	148,827	345,788
EFMT 2025-CES3	6/25	169,882	111,147	281,029
EFMT 2025-NQM2	6/25	182,020	100,752	282,772
In order to comply with the Risk Retention Rules, the Participated Risk Retention Vehicle purchased a percentage of each of the classes of Certificates issued by the respective Issuing Entities, except for EFMT 2024-CES1 which was exempt from the Risk Retention Rules as all contributed loans were "qualified" loans. The aggregate fair value of the Company's ownership interests in the Residential Loan JV, and respective series of both the Participated Risk Retention Vehicle and Sponsor, was $52.4 million and $14.5 million as of June 30, 2025 and December 31, 2024, respectively. Such interests are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The Company and the Securitization Co-Participants also directly purchased certain of the Certificates issued by the non-consolidated Issuing Entities; the Company subsequently sold various of these Certificates. As of June 30, 2025 and December 31, 2024, the fair value of the Company's investment in such Certificates was $87.7 million and $28.9 million, respectively, and is included on the Condensed Consolidated Balance Sheet in Securities, at fair value.
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

The following table details the assets and liabilities of the European RMBS Issuer included in the Company's Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$1,055	$1,105
Loans, at fair value	38,725	39,168
Investment related receivables	2,089	1,373
Liabilities:
Other secured borrowings, at fair value	38,790	39,638
Investment related payables	3,014	1,948
Residential Mortgage Loan Securitizations—Co-Sponsor
The Company entered into agreements whereby it co-sponsored various securitizations of residential mortgage loans (the "Co-Sponsored Securitizations") with an unrelated third-party (the "Co-Sponsor") and certain affiliates of Ellington (the "Co-Sponsor Affiliated Participants"). With the exception of the Co-Sponsored Securitization completed in January 2025, the Company, through a wholly owned subsidiary, purchased residential mortgage loans from the Co-Sponsor that were then transferred to a third party depositor. With respect to the Co-Sponsored Securitization completed in January 2025, an Affiliated Co-Sponsor, purchased residential mortgage loans from the Co-Sponsor that were then transferred to a third party depositor. In each Co-Sponsored Securitization the residential mortgage loans were then transferred from the third party depositor to a newly formed entity (each a "Co-Sponsored Issuer"). The transfers to the Co-Sponsored Issuers were accounted for as sales in accordance with ASC 860-10. Pursuant to each of the Co-Sponsored Securitizations, each Co-Sponsored Issuer issued various classes of mortgage-backed notes (the "Co-Sponsored Notes") which are backed by the cash flows from the underlying loans.
The following table summarizes the Co-Sponsored Securitizations in which the Company has participated.

Issuing Entity	Closing Date	Total Face Amount of Certificates Issued
		(In thousands)
RCKT MORTGAGE TRUST 2024-CES8	10/24	$546,992
RCKT MORTGAGE TRUST 2025-CES1	1/25	535,777
RCKT MORTGAGE TRUST 2025-CES4	4/25	500,318
RCKT MORTGAGE TRUST 2025-CES5	5/25	502,665
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
In order to comply with the Risk Retention Rules, the Company retained a fixed percentage of each of the classes of Co-Sponsored Notes issued by each Co-Sponsored Issuer. Additionally, the Company and certain of the Co-Sponsor Affiliated Participants purchased certain of the Co-Sponsored Notes that are not subject to the Risk Retention Rules. As of June 30, 2025 and December 31, 2024, the fair value of the Company's investment in such Co-Sponsored Notes was $150.5 million and $48.2 million, respectively, and is included in Securities, at fair value on the Condensed Consolidated Balance Sheet.
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
As shown in the above table, pursuant to each of the securitizations, the respective Consumer Securitization Issuer issued senior and subordinated notes. Trust certificates representing beneficial ownership of each of the Consumer Securitization Issuers were also issued. In connection with each transaction, through a jointly owned newly formed entity (each a "Consumer Risk Retention Vehicle"), the Company and the Consumer Co-Participants acquired certain of the subordinated notes as well as the trust certificates in the respective Consumer Securitization Issuer. As of both June 30, 2025 and December 31, 2024, the Company's total interest in the Consumer Risk Retention Vehicles, for which the Company has elected the FVO, was $0.5 million. The fair value of the Consumer Risk Retention Vehicles is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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
The following table provide additional details for the Company's outstanding consolidated Reverse Mortgage Securitizations:

RM Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor	Total Face Amount of RM Notes Issued(1)
		(In thousands)
EFMT 2024-RM1	3/24	$171,412	$208,100
EFMT 2024-RM2	7/24	188,117	232,150
EFMT 2024-RM3	12/24	198,071	243,200
EFMT 2025-RM1	5/25	198,359	242,700
(1)The RM Sponsor purchased various classes of RM Notes issued by each RM Issuing Entity in order to comply with the Risk Retention Rules.
The following table details the assets and liabilities of the RM Issuing Entities included in the Company's Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Assets:	(In thousands)
Restricted cash	$18,008	$14,958
Loans, at fair value	828,435	604,771
Investment related receivables	7,516	—
Liabilities:
Other secured borrowings, at fair value	805,047	576,474
Issuance of HMBS
Longbridge is approved as a Title II, non-supervised direct endorsement mortgagee with HUD. Longbridge is also an approved issuer of HMBS whereby it pools HECM loans and issues HMBS securities which are sold to third-parties with only the servicing rights retained. As discussed in Note 5, HMBS are structured whereby the HMBS issuer is required to repurchase loans whenever the outstanding principal balance of such loan reaches 98% of the MCA. In accordance with ASC 860-10, the transfer of the loans to the HMBS securitization vehicle does not qualify as a sale as the Company has not surrendered control over transferred financial assets. As a result, the transfer of the loans is accounted for as secured borrowings for which the Company has elected the FVO. Such secured borrowings are included in HMBS-related obligations, at fair value, on the Condensed Consolidated Balance Sheet. The majority of the related collateral is included as a component of Loans, at fair value, on the Condensed Consolidated Balance Sheet. The Company recognizes interest expense on such HMBS-related obligations based on the stated coupon rate of the respective HMBS. Interest expense and changes in fair value are recorded in net change related to HMBS obligations, at fair value on the Condensed Consolidated Statement of Operations. During the three-month periods ended June 30, 2025 and 2024, the Company pooled HECM loans with an unpaid principal balance of $369.0 million and $334.7 million, respectively, into HMBS. During the six-month periods ended June 30, 2025 and 2024, the Company pooled HECM loans with an unpaid principal balance of $726.2 million and $609.0 million, respectively, into HMBS. As of June 30, 2025, the Company was servicing 965 pools of HMBS with an unpaid principal balance of $9.4 billion. As of December 31, 2024, the Company was servicing 894 pools of HMBS with an unpaid principal balance of $8.8 billion.

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
During the three-month periods ended June 30, 2025 and 2024, the Company repurchased HECM loans from HMBS pools, largely consisting of loans that had reached 98% of the MCA, with an unpaid principal balance of $30.4 million and $108.6 million, respectively. Of these repurchases, during the three-month period ended June 30, 2024, $102.6 million were subsequently transferred to a third party in accordance with the HECM CT Agreement, which was terminated as of December 31, 2024. During the six-month periods ended June 30, 2025 and 2024, the Company repurchased HECM loans from HMBS pools, largely consisting of loans that had reached 98% of the MCA, with an unpaid principal balance of $62.1 million and $256.5 million, respectively. Of these repurchases, during the six-month period ended June 30, 2024, $238.6 million were subsequently transferred to a third party in accordance with the HECM CT Agreement.
14. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, Other secured borrowings, at fair value, and HMBS-related obligations, at fair value. As of June 30, 2025 and December 31, 2024, the Company's total secured borrowings were $14.6 billion and $13.9 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 24 counterparties as of both June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, remaining days to maturity on the Company's open repurchase agreements ranged from 1 day to 382 days and interest rates on the Company's open repurchase agreements ranged from 2.84% to 7.69%. As of December 31, 2024, remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 563 days and interest rates on the Company's open repurchase agreements ranged from 3.65% to 7.96%.

The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS, credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, commercial mortgage loans, and REO), reverse mortgage loans, and U.S. Treasury securities by remaining maturity as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$185,338	4.50%	12	$224,049	4.76%	13
31-60 Days	582	4.88%	38	5,006	4.78%	41
61-90 Days	6,774	4.90%	87	7,051	4.97%	85
151-180 Days	1,842	5.03%	163	2,029	5.19%	161
Total Agency RMBS	194,536	4.52%	16	238,135	4.77%	17
Credit Assets:
30 Days or Less	28,014	5.42%	20	400,698	6.68%	8
31-60 Days	199,551	5.31%	50	157,630	6.18%	40
61-90 Days	134,293	5.31%	80	120,108	5.55%	77
91-120 Days	863,322	6.22%	98	130,829	6.39%	115
121-150 Days	15,569	5.41%	149	70,078	7.19%	147
151-180 Days	145,702	6.05%	168	33,694	6.06%	166
181-364 Days	346,280	6.22%	241	972,732	6.44%	275
> 364 Days	260,344	6.89%	366	202,379	6.41%	545
Total Credit Assets	1,993,075	6.12%	156	2,088,148	6.43%	205
Reverse Mortgage Loans:
31-60 Days	18,188	5.84%	50	14,833	5.59%	52
61-90 Days	4,935	5.70%	71	2,889	5.88%	66
91-120 Days	16,514	6.90%	98	—	—%	—
181-364 Days	—	—%	—	12,720	7.36%	263
Total Reverse Mortgage Loans	39,637	6.27%	73	30,442	6.35%	142
U.S. Treasury Securities:
30 Days or Less	120,210	4.47%	1	227,315	4.71%	2
Total U.S. Treasury Securities	120,210	4.47%	1	227,315	4.71%	2
Total	$2,347,458	5.90%	135	$2,584,040	6.12%	169
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of June 30, 2025 and December 31, 2024, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $3.0 billion and $3.3 billion, respectively. In addition, as of June 30, 2025 and December 31, 2024, the Company posted (received) net cash collateral of $4.5 million and $5.3 million, respectively, to its counterparties. In addition, as of June 30, 2025 and December 31, 2024, additional securities with a fair value of $0.3 million and $0.5 million, respectively, were posted by the Company as a result of margin calls from various counterparties.

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table provides details by counterparty for such counterparties for which the amounts at risk relating to the Company's repurchase agreements was greater than 10% of total equity as of December 31, 2024. There was no counterparty for which the amount at risk was greater than 10% of total equity as of June 30, 2025.
December 31, 2024:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$185,717	230	11.7%
Other Secured Borrowings
The Company has entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured revolving borrowing facility, which terminates in January 2026, whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. The facility accrues interest on a floating rate basis. As of June 30, 2025 and December 31, 2024, the Company had outstanding borrowings under this facility in the amount of $31.3 million and $34.8 million, respectively, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet. As of June 30, 2025, the fair value of ABS backed by consumer loans collateralizing this borrowing was $54.6 million and the effective interest rate on this facility was 8.53%. As of December 31, 2024, the fair value of ABS backed by consumer loans collateralizing this borrowing was $59.2 million and the effective interest rate on this facility was 8.47%. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both June 30, 2025 and December 31, 2024, the Company was in compliance with all of its covenants.
The Company has completed various securitization transactions, as discussed in Note 13—Consolidated Non-QM securitizations, whereby it financed portfolios of non-QM loans. As of June 30, 2025 and December 31, 2024, the fair value of the Company's outstanding liabilities associated with the Company's Consolidated Residential Mortgage Loan Securitizations was $1.28 billion and $1.32 billion, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the certificates held by third parties was 3.07% and 3.06% as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the fair value of non-QM loans held in the Consolidated Residential Mortgage Loan Securitization trusts was $1.42 billion and $1.45 billion, respectively.
The Company has completed securitization transactions, as discussed in Note 13—Proprietary Reverse Mortgage Loan Securitizations, whereby it financed portfolios of proprietary reverse mortgage loans. As of June 30, 2025 and December 31, 2024, the fair value of the Company's outstanding liabilities associated with the Company's Reverse Mortgage Securitizations was $805.0 million and $576.5 million, respectively, representing the fair value of the RM Notes held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the RM Notes held by third parties was 4.91% and 4.81% as of June 30, 2025 and December 31, 2024, respectively. Collateral held in the RM Issuing Entities as of June 30, 2025 includes the fair value of reverse mortgage loans of $828.4 million, $18.0 million of cash held in securitization reserve funds, and $7.5 million of investment related receivables. Collateral held in the RM Issuing Entities as of December 31, 2024 includes the fair value of reverse mortgage loans of $604.8 million and $15.0 million of cash held in securitization reserve funds.
As discussed in Note 13—Residential Mortgage Loan Securitizations—European Residential Mortgage Loans, the Company has determined that it is the primary beneficiary of the European RMBS Issuer, resulting in consolidation. As of June 30, 2025 and December 31, 2024, the fair value of the outstanding liabilities of the European RMBS Issuer was $38.8 million and $39.6 million, respectively, representing the fair value of the European Debt Tranches held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the European Debt Tranches held by third parties was 7.82% and 7.94% as of June 30, 2025 and December 31, 2024, respectively. Collateral held in the European RMBS Issuer as of June 30, 2025, includes the fair value of residential mortgage loans of $38.7 million and $1.1 million of cash. Collateral held in the European RMBS Issuer as of December 31, 2024, includes the fair value of residential mortgage loans of $39.2 million and $1.1 million of cash.

The Company has various warehouse lines of credit which it uses to finance its portfolio of reverse mortgage loans prior to them being sold or pooled into HMBS. There are a number of covenants, including several financial covenants, associated with these lines of credit; as of June 30, 2025 and December 31, 2024, the Company was in compliance with all of these covenants. As of June 30, 2025 and December 31, 2024, the Company had outstanding borrowings under these financing lines of $171.7 million and $170.4 million, respectively, which is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The following table provides details for each of the warehouse lines of credit.

		June 30, 2025			December 31, 2024
	Maturity	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate
		(In thousands)			(In thousands)
Facility A	August 2025	$77,310	$91,919	7.02%	$57,646	$68,209	7.09%
Facility B	April 2026	94,364	104,954	7.29%	112,748	124,705	7.07%
		$171,674	$196,873	7.17%	$170,394	$192,914	7.08%
The Company entered into an agreement to finance a portfolio of HECM tail draws prior to being sold or pooled into HMBS. This facility matures in August 2025, and accrues interest on a floating-rate basis. As of June 30, 2025 and December 31, 2024, the Company's outstanding borrowings under this facility was $18.3 million and $19.0 million, respectively, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 8.00% as of both June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the fair value of HECM tail draws collateralizing this borrowing was $30.6 million and $30.1 million, respectively, which are included in Loans, at fair value on the Condensed Consolidated Balance Sheet. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both June 30, 2025 and December 31, 2024, the Company was in compliance with all of its covenants.
The Company is a party to various agreements which provide a facility for the financing of certain HECM Buyout Loans. This facility was executed in March 2023 with a three-year term and accrues interest on a floating-rate basis. As of June 30, 2025 and December 31, 2024, the Company's outstanding borrowings under this facility were $22.1 million and $14.3 million, respectively, which are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 6.94% and 6.85% as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the fair value of HECM Buyout Loans collateralizing this borrowing was $23.5 million and $14.4 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of June 30, 2025 and December 31, 2024, the Company was in compliance with all of its covenants.
In January 2025, the Company entered into various agreements to finance certain reverse mortgage loans. This facility matures in January 2026 and accrues interest on a floating-rate basis. Under the terms of this facility, in addition to borrowings collateralized by reverse mortgage loans, the Company may also borrow up to an additional $20.0 million in the form of working capital advances. However, in the event of default, the lender can utilize any excess value of any reverse mortgage loans held as collateral to pay down any working capital advances outstanding. As of June 30, 2025, the Company's outstanding borrowings under this facility was $97.0 million, which included $20.0 million of working capital advances; such borrowings are included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings. As of June 30, 2025, the fair value of reverse mortgage loans collateralizing these borrowings was $103.1 million and the effective interest rate was 7.10%.
HMBS-related Obligations
As discussed in Note 13—Proprietary Reverse Mortgage Loan Securitizations, the Company issues pools of HMBS which are accounted for as secured borrowings. As of June 30, 2025 and December 31, 2024, the Company had HMBS-related obligations, at fair value of $9.8 billion and $9.2 billion, respectively. As of June 30, 2025 and December 31, 2024, such HMBS-related obligations are secured by $9.9 billion and $9.2 billion, respectively, of HECM loans, REO, and HMBS-related claims or other receivables. The weighted average interest rate on the Company's HMBS-related obligations was 5.91% and 5.90% as of June 30, 2025 and December 31, 2024, respectively.

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
There are a number of covenants, including several financial covenants, associated with the Senior Notes; as of both June 30, 2025 and December 31, 2024, the Company was in compliance with all of its covenants for its outstanding Senior Notes. The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.
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

Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of June 30, 2025:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	HMBS-related Obligations(3)	Unsecured Borrowings(1)	Total
(In thousands)
Next Twelve Months	$2,340,898	$612,495	$1,278,796	$—	$4,232,189
Year 2	6,560	271,822	1,017,363	37,750	1,333,495
Year 3	—	197,361	899,267	210,000	1,306,628
Year 4	—	162,974	961,371	—	1,124,345
Year 5	—	138,557	1,282,548	—	1,421,105
Total	$2,347,458	$1,383,209	$5,439,345	$247,750	$9,417,762
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $858.7 million, $165.9 million, and $18.4 million of expected principal repayments related to the Company's consolidated non-QM, reverse mortgage loan, and European Mortgage Loan securitizations, respectively, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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
The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"). Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes for each domestic TRS. For the three-month periods ended June 30, 2025 and 2024, the Company recorded income tax expense (benefit) of $1.5 million and $0.1 million, respectively. For the six-month periods ended June 30, 2025 and 2024, the Company recorded income tax expense (benefit) of $1.4 million and $0.2 million, respectively. The Company evaluates its deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income. Based upon the available evidence at June 30, 2025, the Company determined that it was more likely than not that the deferred tax assets of its TRS would not be utilized in future periods; a valuation allowance of $64.2 million was recorded to fully reserve against these deferred tax assets.
16. Related Party Transactions
The Company is party to the Management Agreement (which may be amended from time to time), pursuant to which the Manager manages the assets, operations, and affairs of the Company, in consideration of which the Company pays the Manager management and incentive fees. The descriptions of the Base Management Fees and Incentive Fees are detailed below.
Base Management Fees
The Operating Partnership pays the Manager 1.50% per annum of the total equity of the Operating Partnership calculated in accordance with U.S. GAAP as of the end of each fiscal quarter (before deductions for base management fees and incentive fees payable with respect to such fiscal quarter), adjusted to exclude one-time events pursuant to changes in U.S. GAAP, as well as non-cash charges after discussion between the Manager and the Company's independent directors, and approval by a majority of the Company's independent directors in the case of non-cash charges.
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
For the three-month period ended June 30, 2025, the total base management fee incurred was $6.3 million, consisting of $6.3 million of total gross base management fee incurred, less $57 thousand of management fee rebates. For the three-month period ended June 30, 2024, the total base management fee incurred was $5.8 million, consisting of $5.9 million of total gross base management fee incurred, less $0.1 million of management fee rebates. For the six-month period ended June 30, 2025, the total base management fee incurred was $12.4 million, consisting of $12.5 million of total gross base management fee incurred, less $0.1 million of management fee rebates. For the six-month period ended June 30, 2024, the total base management fee incurred was $11.5 million, consisting of $11.7 million of total gross base management fee incurred, less $0.2 million of management fee rebates. See "—Participation in CLO Transactions" and "—Investment in Affiliate" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of June 30, 2025 and December 31, 2024, there was no Loss Carryforward.
For Periods Subsequent to April 1, 2025:
For purposes of calculating the incentive fee, the "Hurdle Amount" means, with respect to any fiscal quarter, the result obtained by multiplying the (i) the total common equity of the Operating Partnership calculated in accordance with U.S. GAAP as of the end of the immediately preceding fiscal quarter, adjusted to exclude one-time events pursuant to changes in U.S. GAAP, as well as non-cash charges after discussion between the Manager and the Company's independent directors, and approval by a majority of the Company's independent directors in the case of non-cash charges and (ii) one-fourth of the greater of (A) 9% and (B) 3% plus the 10-year U.S. Treasury Rate for such fiscal quarter (the "Hurdle Rate"). The Hurdle Amount shall be appropriately adjusted for any issuances or repurchases of shares of common stock during the fiscal quarter. The payment of the incentive fee will be in a combination of shares of common stock and cash, provided that at least 10% of any quarterly payment will be made in shares of common stock.
For Periods Prior to April 1, 2025:
For purposes of calculating the incentive fee, the "Hurdle Amount" means, with respect to any fiscal quarter, the product of (i) one-fourth of the greater of (A) 9% and (B) 3% plus the 10-year U.S. Treasury rate as of the beginning of such fiscal quarter, (ii) the sum of (A) the weighted average gross proceeds per share of all common stock and OP Unit issuances since inception of the Company and up to the end of such fiscal quarter, with each issuance weighted by both the number of shares of common stock and OP Units issued in such issuance and the number of days that such issued shares of common stock and OP Units were outstanding during such fiscal quarter, using a first-in first-out basis of accounting (i.e. attributing any share of common stock and OP Unit repurchases to the earliest issuances first) and (B) the result obtained by dividing (I) retained earnings attributable to shares of common stock and OP Units at the beginning of such fiscal quarter by (II) the average number of shares of common stock and OP Units outstanding for each day during such fiscal quarter, and (iii) the sum of (x) the average number of shares of common stock and long term incentive plan units of the Company outstanding for each day during such fiscal quarter, and (y) the average number of Convertible Non-controlling Interests outstanding for each day during such fiscal quarter. For purposes of determining the Hurdle Amount, issuances of common stock, and Convertible Non-controlling Interests (a) as equity incentive awards, (b) to the Manager as part of its base management fee or incentive fee and (c) to the

Manager or any of its affiliates in privately negotiated transactions, are excluded from the calculation. The payment of the incentive fee will be in a combination of shares of common stock and cash, provided that at least 10% of any quarterly payment will be made in shares of common stock.
The Company incurred an incentive fee of $4.5 million for the six-month period ended June 30, 2025. The Company did not incur an incentive fee for the three-month period ended June 30, 2025 nor the three- or six-month periods ended June 30, 2024, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the six-month periods ended June 30, 2025 and 2024, the Company reimbursed the Manager $9.2 million and $14.5 million, respectively, for previously incurred operating expenses. As of June 30, 2025 and December 31, 2024, the outstanding payable to the Manager for operating expenses was $8.1 million and $2.4 million, respectively, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.
Transactions Involving Investments in Unconsolidated Entities—Certain Loan Originators
As of June 30, 2025 and December 31, 2024, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator (the "Related-Party MLPA") in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both June 30, 2025 and December 31, 2024, there were no advances outstanding. The Company has also entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 24, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements and certain loan purchase commitments under the Related-Party MLPA. As of June 30, 2025 and December 31, 2024, the fair value of the Company's investment in this mortgage loan originator was $38.8 million and $33.6 million, respectively.
The Company is a party to an agreement with another mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria (the "Related Party Loan Purchase Agreement"). As of both June 30, 2025 and December 31, 2024, the fair value of the Company's investment in such mortgage loan originator was $1.5 million.
The Company has entered into various agreements with a residential mortgage loan originator (the "RTL Originator") in which it holds a non-controlling equity investment. Under the terms of such agreements, the Company has the option to purchase additional non-controlling equity interests at certain valuation thresholds. The Company also entered into a Commitment Letter Agreement (the "RTL Commitment Agreement") whereby it committed to purchase eligible loans originated by the RTL Originator; see Note 24, Commitments and Contingencies, for further information on the Company's commitment under the RTL Commitment Agreement. The RTL Originator has been determined to be a VIE. The Company has evaluated the RTL Originator and determined that the Company is not the primary beneficiary of the RTL Originator. As of both June 30, 2025 and December 31, 2024, the fair value of the Company's non-controlling equity investment in the RTL Originator was $0.6 million, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
The Company has entered into various agreements with another residential mortgage loan originator (the "Residential Originator") which included acquiring a minority stake in such originator. Under the terms of such agreements, the Company provided financing, in the form of a secured promissory note (the "Residential Originator Note"), under which the Residential Originator can borrow up to $9.0 million. The Residential Originator Note is subject to an interest rate of 10% per annum through May 2025 and then 15% per annum until maturity on December 1, 2029. As of both June 30, 2025 and December 31, 2024, the outstanding balance and fair value of the Residential Originator Note was $8.5 million, which is included in Loans, at fair value on the Condensed Consolidated Balance Sheet. The Company also entered into a Forward Commitment Letter Agreement (the "Residential Commitment Agreement") whereby it committed to purchase eligible loans originated by the Residential Originator; see Note 24, Commitments and Contingencies, for further information on the Company's commitment under the Residential Commitment Agreement and the Residential Originator Note. The Residential Originator has been determined to be a VIE. The Company has evaluated the Residential Originator and determined that the Company is not the primary beneficiary of the Residential Originator. As of both June 30, 2025 and December 31, 2024, the fair value of the Company's non-controlling equity investment in the Residential Originator was $2.5 million.
The Company holds an investment in common and preferred stock of a consumer loan originator (the "Consumer Loan Originator"). An employee of Ellington, who serves as an officer of the Company, also serves on the board of the Consumer Loan Originator, as the Company's representative. In January 2025, the Company entered into a Loan and Security Agreement whereby the Company extended a revolving line of credit to the Consumer Loan Originator of up to $1.0 million (the "Consumer LOC") which matures in January 2028. The outstanding borrowing under the Consumer LOC is subject to a floating interest rate equal to one-month SOFR plus 4.00% per annum. As of June 30, 2025, outstanding advances under the Consumer LOC were $0.2 million. The Company, through a wholly-owned trust subsidiary, and the Consumer Loan Originator, entered into an amended consumer loan purchase and sale flow agreement (the "Amended PSFA") whereby the Company purchases consumer loans that satisfy certain specified criteria. The Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses, including financing expenses. As discussed in Note 14, the Company has entered into a secured revolving borrowing facility to finance certain of its consumer loans. As of June 30, 2025 and December 31, 2024, the total fair value of the Company's beneficial interests was $55.2 million and $60.2 million, respectively, which is included in Securities, at fair value on the Condensed Consolidated Balance Sheet.

The following table provides details of financing that the Company has provided, in the form of secured promissory notes, to certain other loan origination-related entities in which the Company also holds equity investments.

Effective Date of Promissory Note	Maturity Date of Promissory Note		Interest Rate as of		Outstanding Borrowings as of		Fair Value(1) as of
		Maximum Borrowing	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
		(In thousands)			(In thousands)
May 2021(2)	December 31, 2025	$6,000	12.0%	12.0%	$—	$1,000	$—	$1,000
February 2022(3)	December 31, 2025	750	7.0%	7.0%	625	625	625	625
March 2025	December 31, 2027	3,000	10.0%	n/a	—	—	—	—
March 2025	December 31, 2030	20,000	10.0%	n/a	8,600	—	8,600	—
June 9, 2025	June 9, 2028	1,750	9.0%	n/a	—	—	—	—
(1)Classified as a Corporate loan and is included in Loans, at fair value on the Condensed Consolidated Balance Sheet.
(2)Convertible into non-voting equity interests, at the option of the borrower, at any time prior to maturity.
(3)Promissory note was amended in January 2025 extending the maturity date.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchased certain of its consumer loans through an affiliate (the "Purchasing Entity") under various purchase agreements. The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trust was $0.3 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $1.7 billion and $2.1 billion as of June 30, 2025 and December 31, 2024, respectively.
The Company is a co-investor in certain commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of June 30, 2025 and December 31, 2024, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $121.0 million and $102.2 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Condensed Consolidated Balance Sheet.
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
Equity Investment in Unconsolidated Entity
The Company is a co-investor, together with other affiliates of Ellington, in Jepson Holdings Limited ("Jepson"), the parent of an entity (the "Jepson Risk Retention Vehicle") that has sponsored various European mortgage loan securitizations. The Jepson Risk Retention Vehicle is expected to hold certain of the notes it issues for each securitization it completes in order to comply with European risk retention rules. As of both June 30, 2025 and December 31, 2024, the Company's equity investment in Jepson Holdings Limited had a fair value of $0.3 million. See Note 8 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of June 30, 2025 and December 31, 2024, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $974.8 million and $734.0 million, respectively. The Company's segregated silo of this debt as of June 30, 2025 and December 31, 2024, was $309.0 million and $202.6 million, respectively, and is included under the caption Repurchase agreements on the Company's Condensed Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both June 30, 2025 and December 31, 2024, no party to any of the repurchase agreements was in default.
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
Participation in CLO Transactions
As discussed in Note 13, the Company participated in the Ellington-sponsored CLO Securitizations. The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month periods ended June 30, 2025 and 2024, the amount of such management fee rebates was $43 thousand and $0.1 million, respectively. For the six-month periods ended June 30, 2025 and 2024, the amount of such management fee rebates was $0.1 million and $0.2 million, respectively.
During the three- and six-month periods ended June 30, 2025, the Company purchased $0.9 million of various underperforming corporate debt securities from certain of the Ellington-sponsored CLO Securitizations. During the six-month period ended June 30, 2024, the Company purchased $1.2 million of various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations; no such purchases were made during the three-month period ended June 30, 2024. Such purchases are effected at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitizations.
Investment in Affiliate
The Company has an investment in the common shares of Ellington Real Estate Income Trust, Inc. (the "Affiliated REIT"), which is an affiliate of the Company managed by an affiliate of Ellington (the "Affiliate REIT Manager"). The Company, Ellington, and various unrelated third parties (collectively, the "Affiliated REIT Founding Investors") have entered into various agreements committing to invest in the common stock of the Affiliated REIT. As of June 30, 2025, the Company had contributed $25.0 million and has no remaining commitment to fund any additional capital calls of the Affiliated REIT. As of June 30, 2025 and December 31, 2024, the fair value of the Company's investment in the Affiliated REIT was $26.1 million and $19.1 million, respectively. In accordance with the management agreement between the Affiliated REIT and the Affiliate REIT Manager (the "REIT Management Agreement"), investors pay a quarterly base management fee and, if certain performance hurdles are met, a performance fee. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fee and performance fee payable to the Affiliated REIT Manager; for the three- and six-month periods ended June 30, 2025, the amount of such management fee rebates was $15 thousand and $25 thousand, respectively.
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
17. Long-Term Incentive Plan Units
OP LTIP Units issued under the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans is presented in Compensation and benefits, on the Condensed Consolidated Statement of Operations. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the three-month periods ended June 30, 2025 and 2024 was $1.0 million and $0.3 million, respectively. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the six-month periods ended June 30, 2025 and 2024 was $1.3 million, and $0.6 million, respectively.
The below table details unvested OP LTIP Units as of June 30, 2025:

Grant Recipient	Number of Unvested OP LTIP Units	Grant Date	Vesting Date(1)
Directors:
	16,756	September 11, 2024	September 10, 2025
Dedicated or partially dedicated personnel:
	17,538	December 14, 2023	December 14, 2025
	39,740	March 19, 2024	December 31, 2025
	30,443	December 12, 2024	December 12, 2025
	18,383	December 12, 2024	December 12, 2026
	178,230	March 19, 2025	March 19, 2026
	62,172	March 19, 2025	December 31, 2026
Total unvested OP LTIP Units at June 30, 2025	363,262
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.

The following tables summarize issuance and exercise activity of OP LTIP Units for the three- and six-month periods ended June 30, 2025 and 2024:

	Three-Month Period Ended
	June 30, 2025			June 30, 2024
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (March 31, 2025 and 2024, respectively)	365,518	721,504	1,087,022	365,518	423,177	788,695
Granted	—	—	—	—	—	—
OP LTIP Units Outstanding (June 30, 2025 and 2024, respectively)	365,518	721,504	1,087,022	365,518	423,177	788,695
OP LTIP Units Unvested and Outstanding (June 30, 2025 and 2024, respectively)	—	363,262	363,262	—	124,749	124,749
OP LTIP Units Vested and Outstanding (June 30, 2025 and 2024, respectively)	365,518	358,242	723,760	365,518	298,428	663,946

	Six-Month Period Ended
	June 30, 2025			June 30, 2024
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (December 31, 2024 and 2023, respectively)	365,518	481,102	846,620	365,518	383,437	748,955
Granted	—	240,402	240,402	—	39,740	39,740
OP LTIP Units Outstanding (June 30, 2025 and 2024, respectively)	365,518	721,504	1,087,022	365,518	423,177	788,695
OP LTIP Units Unvested and Outstanding (June 30, 2025 and 2024, respectively)	—	363,262	363,262	—	124,749	124,749
OP LTIP Units Vested and Outstanding (June 30, 2025 and 2024, respectively)	365,518	358,242	723,760	365,518	298,428	663,946
There were an aggregate of 1,042,823 and 1,317,102 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of June 30, 2025 and December 31, 2024, respectively.
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
As of June 30, 2025, the Convertible Non-controlling Interests consisted of the outstanding 1,087,022 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.9% in the Operating Partnership. As of December 31, 2024, the Convertible Non-controlling Interests consisted of the outstanding 846,620 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.8% in the Operating Partnership. As of June 30, 2025 and December 31, 2024, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $15.4 million and $12.2 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of June 30, 2025 and December 31, 2024, the joint venture partners' interests in subsidiaries of the Company were $8.4 million and $8.0 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
19. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of June 30, 2025 and December 31, 2024, the total amount of cumulative preferred dividends in arrears was $4.6 million and $4.7 million, respectively.
As of June 30, 2025 and December 31, 2024, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
As of June 30, 2025 and December 31, 2024, there were 4,820,421 shares of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.
As of June 30, 2025 and December 31, 2024, there were 4,000,000 shares of 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series C Preferred Stock") outstanding.
As of June 30, 2025 and December 31, 2024, there were 379,668 shares of 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock, $0.01 par value per share ("Series D Preferred Stock") outstanding.
The Company has commenced an "at-the-market" offering for the Series A Preferred Stock and Series B Preferred Stock (the "Preferred ATM Program"), in connection with which it has entered into equity distribution agreements with sales agents under which it is authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. The Company did not issue any shares of preferred stock under the Preferred ATM Program during either of the three-month periods ended June 30, 2025 or 2024. As of June 30, 2025, the Company had remaining authorization under the Preferred ATM Program of $99.5 million.
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
Common Stock
The Company has authorized 300,000,000 shares of common stock, $0.001 par value per share as of June 30, 2025. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding. As of June 30, 2025 and December 31, 2024, there were 97,891,157 and 90,678,492 shares of common stock outstanding, respectively. Included in shares of common stock outstanding as of both June 30, 2025 and December 31, 2024, are 16,756 of unvested restricted shares of common stock that are subject to forfeiture restrictions that will lapse on December 26, 2025. Total expense associated with restricted common shares issued under the Company's incentive plans for the three- and six-month periods ended June 30, 2025 were $55 thousand and $0.1 million, respectively.
The Company has an "at-the-market" offering program for shares of its common stock (the "Common ATM Program"), in connection with which it has entered into equity distribution agreements with sales agents. Under the current equity distribution agreements the Company is authorized to offer and sell up to $300.0 million of common stock from time to time. During the three-month period ended June 30, 2025, the Company issued 3,428,400 shares of common stock under the Common ATM Program which provided $44.5 million of net proceeds after $0.4 million of agent commissions and offering costs; the Company did not issue any shares of common stock under the Common ATM Program during the three-month period ended June 30, 2024. During the six-month period ended June 30, 2025, the Company issued 7,178,788 shares of common stock under the Common ATM Program which provided $95.3 million of net proceeds after $0.9 million of agent commissions and offering costs. During the six-month period ended June 30, 2024, the Company issued 2,103,725 shares of common stock under the Common ATM Program which provided $26.9 million of net proceeds after $0.3 million of agent commissions and offering costs. As of June 30, 2025, the Company had a remaining authorization to issue $203.8 million of common shares.

The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three- and six-month periods ended June 30, 2025 and 2024:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Shares of Common Stock Outstanding (as of March 31, 2025 and 2024 and December 31, 2024 and 2023, respectively)	94,428,880	85,056,648	90,678,492	83,000,488
Share Activity:
Shares of common stock issued	3,428,400	—	7,178,788	2,103,725
Shares of common stock issued in connection with incentive fee payment	33,877	—	33,877	—
Shares of common stock repurchased	—	(14,735)	—	(62,300)
Shares of Common Stock Outstanding—Ending Balance	97,891,157	85,041,913	97,891,157	85,041,913
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of June 30, 2025 and December 31, 2024, the Company's issued and outstanding shares of common stock would increase to 99,024,539 and 91,571,472 shares, respectively.
In March 2023, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to $50 million of the Company's common stock (the "2023 Repurchase Plan"), which extended the Company’s ability to repurchase common stock beyond the 1.55 million shares authorized under the previous plan. The 2023 Repurchase Plan is open-ended in duration and allow the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases under the 2023 Repurchase Plan are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the three-month period ended June 30, 2024, the Company repurchased 14,735 shares at an average price per share of $10.95 and a total cost of $0.2 million. During the six-month period ended June 30, 2024, the Company repurchased 62,300 shares at an average price per share of $11.00 and a total cost of $0.7 million. No shares were repurchased during the three- or six-month periods ended June 30, 2025. As of June 30, 2025, the Company has authorization to repurchase an additional $45.1 million of the Company's common stock under the 2023 Repurchase Plan.
Distributions to Stockholders
The following table summarizes cash dividends accrued by the Company on its common and preferred stock during the three- and six-month periods ended June 30, 2025 and 2024:

(In thousands, except per share amounts)	Three-Month Period Ended				Six-Month Period Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
Class of Stock	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$2,831	$0.62	$1,941	$0.42	$5,661	$1.22	$3,881	$0.84
Series B Preferred Stock	1,883	0.39	1,883	0.39	3,766	0.78	3,766	0.78
Series C Preferred Stock	2,156	0.54	2,156	0.54	4,312	1.08	4,313	1.08
Series D Preferred Stock	166	0.44	166	0.44	332	0.88	332	0.88
Series E Preferred Stock	—	—	679	0.72	—	—	1,187	1.23
Common Stock	38,096	0.39	33,492	0.39	74,328	0.78	70,428	0.82

20. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss) attributable to common stockholders	$42,923	$52,347	$74,572	$79,262
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	507	514	828	769
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	43,430	52,861	75,400	80,031
Dividends declared:
Common stockholders	(37,655)	(33,166)	(73,507)	(69,755)
Convertible Non-controlling Interests	(441)	(326)	(821)	(673)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(38,096)	(33,492)	(74,328)	(70,428)
Undistributed (Distributed in excess of) earnings:
Common stockholders	5,268	19,181	1,065	9,507
Convertible Non-controlling Interests	66	188	7	96
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$5,334	$19,369	$1,072	$9,603
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	95,861,993	85,044,666	93,743,500	84,756,106
Weighted average Convertible Non-controlling Interest Units outstanding	1,133,382	835,055	1,031,111	818,024
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	96,995,375	85,879,721	94,774,611	85,574,130
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.39	$0.39	$0.78	$0.82
Undistributed (Distributed in excess of)	0.06	0.23	0.02	0.12
	$0.45	$0.62	$0.80	$0.94
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.39	$0.39	$0.78	$0.82
Undistributed (Distributed in excess of)	0.06	0.23	0.02	0.12
	$0.45	$0.62	$0.80	$0.94
(1)For the three-month periods ended June 30, 2025 and 2024, excludes net income (loss) of $0.6 million and $0.4 million, respectively, attributable to non-participating interests held by joint venture partners and with respect to 2024, non-participating interests held by executives of Longbridge; see Note 18 for additional details. For the six-month periods ended June 30, 2025 and 2024, excludes net income (loss) of $0.9 million and $0.6 million, respectively, attributable to non-participating interests held by joint venture partners and with respect to 2024, non-participating interests held by executives of Longbridge.
21. Restricted Cash
Restricted cash represents cash that the Company can use only for specific purposes. As of June 30, 2025 and December 31, 2024, the Company had $19.6 million and $16.6 million of restricted cash including cash balances that are restricted under a warehouse line of credit agreement and cash held in securitization reserve funds.
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
The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2025 and December 31, 2024.
June 30, 2025:

Description	Amount of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$160,584	$(74,181)	$—	$(30,333)	$56,070
Reverse repurchase agreements	348,389	(43,090)	(305,299)	—	—
Liabilities
Financial derivatives–liabilities	(81,812)	74,181	—	4,392	(3,239)
Repurchase agreements	(2,347,458)	43,090	2,299,826	4,542	—
(1)In the Company's Condensed Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of June 30, 2025 was $3.0 billion. As of June 30, 2025, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $25.1 million and $1.0 million, respectively.
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

23. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of June 30, 2025 and December 31, 2024.
June 30, 2025:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$211,013	9	28.9%
Collateral on repurchase agreements held by dealers(2)	2,979,858	24	14.7%
Due from brokers	45,973	15	59.5%
Receivable for securities sold(3)	6,043	6	57.4%
(1)Each counterparty is a financial institution that the Company believes to be creditworthy as of June 30, 2025.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both June 30, 2025 and December 31, 2024, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $269.2 million and $288.4 million as of June 30, 2025 and December 31, 2024, respectively.
Loan Purchase Commitments
The Company is party to mortgage loan purchase and sale flow agreements with various loan originators ("MLPAs"). As of June 30, 2025 and December 31, 2024, the Company had commitments, subject to completion of satisfactory due diligence and other terms of the respective MLPAs, to purchase residential mortgage loans with a principal balance of $470.5 million and $352.7 million, respectively. As of June 30, 2025 and December 31, 2024, the fair value of the Company's loan purchase commitments was $4.0 million and $(1.6) million, respectively, which is included in Other Assets and Accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheet.

Commitments and Contingencies Related to Investments in Loan Originators
In connection with certain of its investments in mortgage and consumer loan originators, the Company has outstanding commitments and contingencies as described below.
As described above in —Loan Purchase Commitments, the Company has entered into various MLPAs, including the Related-Party MLPA, as described in Note 16, under which it commits to purchase non-QM loans from a certain mortgage loan originator. As of June 30, 2025 and December 31, 2024, the Company had commitments, subject to the terms of the Related-Party MLPA, to purchase non-QM loans with a principal balance of $134.9 million and $25.6 million, respectively. As of June 30, 2025 and December 31, 2024, the fair value of such loan purchase commitments was $1.1 million and $(0.2) million, respectively, which is included in Other assets and Accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheet. The Company has also entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million as of both June 30, 2025 and December 31, 2024 and there were no such borrowings outstanding as of either date. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of June 30, 2025 and December 31, 2024, the estimated fair value of such guarantee was insignificant.
As described above in —Loan Purchase Commitments, the Company has entered into various MLPAs, including the Related Party Loan Purchase Agreement, as described in Note 16, under which it commits to purchase RTL and non-QM loans from a certain mortgage loan originator. As of June 30, 2025 and December 31, 2024, the Company had commitments, subject to the terms of the Related Party Loan Purchase Agreement, to purchase non-QM loans with a principal balance of $51.0 million and $52.4 million, respectively. As of June 30, 2025 and December 31, 2024, the fair value of such loan purchase commitments was $0.4 million and $(0.4) million, respectively, which is included in Other assets and Accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheet.
As described in Note 16, the Company entered into various secured promissory notes with certain mortgage loan originators in which it also holds equity interests. As of June 30, 2025 and December 31, 2024, the Company had unfunded commitments related to such secured promissory notes of $22.8 million and $5.6 million, respectively.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which it has an equity investment, under a promissory note. The Company's maximum guarantees are capped at $15.5 million. No such amounts were outstanding as of June 30, 2025 or December 31, 2024.
As discussed in Note 16, under the terms of the RTL Commitment Agreement, the Company committed to purchase at least $500 million of eligible loans originated by the RTL Originator. As of June 30, 2025 and December 31, 2024, the Company has unfunded commitments under the RTL Commitment Agreement of $361.3 million and $369.0 million, respectively.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of December 31, 2024, the Company had unfunded commitments related to such investments in the amount of $2.6 million; there was no remaining commitment as of June 30, 2025.
As detailed in Note 16, in January 2025, the Company had extended a line of credit to the Consumer Loan Originator whereby the borrower can draw funds up to $1.0 million. As of June 30, 2025, the Company had unfunded commitments related to such line of credit in the amount of $0.8 million.
Commitments to Extend Credit
The Company enters into loan commitment arrangements with borrowers who have applied for reverse mortgage loans that have not yet closed. As of June 30, 2025 and December 31, 2024, the fair value of such commitments was $8.8 million and $6.7 million, respectively, which is reflected in Loan commitments on the Condensed Consolidated Balance Sheet.
The Company is required to fund further borrower advances for loans where the borrower has not fully drawn down all of the reverse mortgage loan proceeds available to them. As of June 30, 2025 and December 31, 2024, the Company had unfunded commitments related to such reverse mortgage loans of $2.2 billion and $2.1 billion, respectively. Additionally, the Company has the obligation to advance various other reverse mortgage loan-related amounts such as the borrowers' property taxes and, in the case of HECM reverse mortgage loans, monthly insurance premiums to FHA.

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
Lease Commitments
Longbridge, a consolidated subsidiary of the Company, leases office space and office equipment, under various operating lease arrangements, which expire on various dates through January 2035. Additionally, as a result of the Arlington Merger, the Company assumed the remaining lease for Arlington's principal office space which expired in October 2024. As discussed in Note 2, the Company makes various assumptions and estimates in recognizing the operating lease ROU assets and corresponding lease liabilities, including the expected lease term, incremental borrowing rate, and identifying lease and non-lease components. Total expense under all operating leases amounted to $0.3 million and $0.4 million for the three-month periods ended June 30, 2025 and 2024, respectively, and $0.6 million and $0.8 million for the six-month periods ended June 30, 2025 and 2024, respectively. Such expense is included in Other expenses on the Condensed Consolidated Statement of Operations.
The following table provides details of the Company's outstanding leases as of June 30, 2025 and December 31, 2024.

($ in thousands)	June 30, 2025	December 31, 2024
ROU assets	$4,132	$5,161
Lease liabilities	4,642	5,704
Weighted average remaining term (in years)	7.5	7.2
Weighted average discount rate	9.19%	8.87%
The following table details contractual future minimum lease payments as of June 30, 2025.

Minimum Payments
(In thousands)
Year ended December 31, 2025	$448
Year ended December 31, 2026	914
Year ended December 31, 2027	923
Year ended December 31, 2028	929
Year ended December 31, 2029	948
Thereafter	2,518
Total	6,680
Less: implied interest payments	(2,038)
Lease Liability	$4,642
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
The following tables present the Company's results of operations by reportable segment for the three- and six-month periods ended June 30, 2025 and 2024, and various reconciling items to the Company's results of operations overall. Other segment expenses may include professional, administrative, and custody fees, technology- and data-related expenses, marketing expenses, licensing fees, rent and miscellaneous office expenses.

	Three-Month Period Ended June 30, 2025
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$89,669	$24,134	$1,668	$115,471
Total other income (loss)	7,017	44,008	(1,826)	49,199
Significant expenses:
Interest expense	(48,819)	(19,338)	(3,971)	(72,128)
Base management fee to affiliate (net of fee rebates)	—	—	(6,270)	(6,270)
Investment related expenses—Servicing expense	(1,524)	(5,696)	—	(7,220)
Investment related expenses—Other	(3,944)	(7,483)	—	(11,427)
Compensation and benefits	(2,038)	(17,611)	(1,683)	(21,332)
Other expenses	—	(7,333)	(3,484)	(10,817)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	40,361	10,681	(15,566)	35,476
Income tax expense (benefit)	—	—	1,475	1,475
Earnings (losses) from investments in unconsolidated entities	17,072	—	—	17,072
Net Income (Loss)	57,433	10,681	(17,041)	51,073
Net income (loss) attributable to non-controlling interests	602	—	512	1,114
Dividends on preferred stock	—	—	7,036	7,036
Net Income (Loss) Attributable to Common Stockholders	$56,831	$10,681	$(24,589)	$42,923
Non-cash items:
Amortization and depreciation expense	$—	$292	$—	$292

	Three-Month Period Ended June 30, 2024
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$88,790	$9,765	$1,915	$100,470
Total other income (loss)	27,584	29,868	109	57,561
Significant expenses:
Interest expense	(53,628)	(8,615)	(4,631)	(66,874)
Base management fee to affiliate (net of fee rebates)	—	—	(5,811)	(5,811)
Investment related expenses—Servicing expense	(1,257)	(4,525)	—	(5,782)
Investment related expenses—Other	(2,049)	(3,256)	—	(5,305)
Compensation and benefits	(2,006)	(13,012)	(1,335)	(16,353)
Other expenses	—	(6,016)	(3,718)	(9,734)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	57,434	4,209	(13,471)	48,172
Income tax expense (benefit)	—	—	142	142
Earnings (losses) from investments in unconsolidated entities	12,042	—	—	12,042
Net Income (Loss)	69,476	4,209	(13,613)	60,072
Net income (loss) attributable to non-controlling interests	382	—	518	900
Dividends on preferred stock	—	—	6,825	6,825
Net Income (Loss) Attributable to Common Stockholders	$69,094	$4,209	$(20,956)	$52,347
Non-cash items:
Amortization and depreciation expense	$—	$572	$—	$572

	Six-Month Period Ended June 30, 2025
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$183,016	$44,987	$3,381	$231,384
Total other income (loss)	19,409	70,341	(900)	88,850
Significant expenses:
Interest expense	(100,382)	(35,951)	(8,451)	(144,784)
Base management fee to affiliate (net of fee rebates)	—	—	(12,362)	(12,362)
Incentive fee to affiliate	—	—	(4,533)	(4,533)
Investment related expenses—Servicing expense	(3,087)	(11,152)	—	(14,239)
Investment related expenses—Other	(5,198)	(12,838)	—	(18,036)
Compensation and benefits	(4,297)	(31,371)	(2,606)	(38,274)
Other expenses	—	(14,329)	(7,277)	(21,606)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	89,461	9,687	(32,748)	66,400
Income tax expense (benefit)	—	—	1,379	1,379
Earnings (losses) from investments in unconsolidated entities	25,376	—	—	25,376
Net Income (Loss)	114,837	9,687	(34,127)	90,397
Net income (loss) attributable to non-controlling interests	918	—	836	1,754
Dividends on preferred stock	—	—	14,071	14,071
Net Income (Loss) Attributable to Common Stockholders	$113,919	$9,687	$(49,034)	$74,572
Non-cash items:
Amortization and depreciation expense	$—	$595	$—	$595

	Six-Month Period Ended June 30, 2024
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$180,193	$18,006	$3,791	$201,990
Total other income (loss)	37,610	68,036	(3,601)	102,045
Significant expenses:
Interest expense	(110,939)	(17,172)	(9,227)	(137,338)
Base management fee to affiliate (net of fee rebates)	—	—	(11,541)	(11,541)
Investment related expenses—Servicing expense	(2,474)	(8,996)	—	(11,470)
Investment related expenses—Other	(3,805)	(9,048)	—	(12,853)
Compensation and benefits	(2,176)	(25,754)	(3,066)	(30,996)
Other expenses	—	(12,109)	(7,671)	(19,780)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	98,409	12,963	(31,315)	80,057
Income tax expense (benefit)	—	—	202	202
Earnings (losses) from investments in unconsolidated entities	14,268	—	—	14,268
Net Income (Loss)	112,677	12,963	(31,517)	94,123
Net income (loss) attributable to non-controlling interests	567	38	777	1,382
Dividends on preferred stock	—	—	13,479	13,479
Net Income (Loss) Attributable to Common Stockholders	$112,110	$12,925	$(45,773)	$79,262
Non-cash items
Amortization and depreciation expense	$—	$842	$—	$842
The following tables present the Company's balance sheet by reportable segment as of June 30, 2025 and December 31, 2024 which reconciles to the Company's financial position overall.

	June 30, 2025
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,322,931	$11,521,278	$227,686	$17,071,895
Total Liabilities	3,776,344	11,290,194	315,847	15,382,385
Total Equity	1,546,587	231,084	(88,161)	1,689,510

	December 31, 2024
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,628,583	$10,493,971	$194,474	$16,317,028
Total Liabilities	4,076,568	10,270,289	379,349	14,726,206
Total Equity	1,552,015	223,682	(184,875)	1,590,822
26. Subsequent Events
Dividends Declared
On July 8, 2025, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on August 29, 2025 to stockholders of record as of July 31, 2025.
On August 7, 2025, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on September 30, 2025 to stockholders of record as of August 29, 2025.
Issuance of Common Shares
Subsequent to June 30, 2025, the Company issued 2,002,737 shares of common stock under the Common ATM Program which provided $26.1 million of net proceeds after $0.2 million of agent commissions and offering costs.

Management Agreement
On August 11, 2025, the Company, the Operating Partnership, and the Manager entered into the Ninth Amended and Restated Management Agreement, (such agreement, the "New Management Agreement"). Effective August 11, 2025, the New Management Agreement will replace the Management Agreement.
The New Management Agreement makes certain clarifications to the Management Agreement, including: (i) clarifying the definition of the Hurdle Amount to reference "one fourth" of the Hurdle Rate in the definition, and (ii) clarifying the definition of "Stockholders’ Common Equity" by specifying that the adjustment related to one-time events pursuant to GAAP mirrors the analogous adjustment made in the definition of "Stockholders’ Equity."

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
We conduct all of our operations and business activities through the Operating Partnership. As of June 30, 2025, we had an ownership interest of approximately 99.1% in the Operating Partnership. The remaining ownership interest of approximately 0.9% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 30-year history of investing in the Agency and credit markets.
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
Our Longbridge Segment is focused on the origination and servicing of, and investment in, reverse mortgage loans, including associated financial assets, financing, hedging, and allocated expenses. Longbridge Financial, LLC ("Longbridge") originates home equity conversion mortgage loans ("HECM loans"), which are insured by the Federal Housing Administration ("FHA"), and non-FHA-insured reverse mortgage loans, which we refer to as "proprietary reverse mortgage loans." HECM loans are generally eligible for securitization into HECM-backed MBS ("HMBS"), which are guaranteed by the Government National Mortgage Association ("GNMA").
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
Our commercial mortgage loans may be fixed or floating rate and will generally have maturities ranging from one to ten years. We typically originate and acquire first-lien loans but may also originate and acquire subordinated loans. As of June 30, 2025, all of our commercial mortgage loans were first-lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
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
As a result of the Arlington Merger, we, through certain of our subsidiaries, are party to various agreements that enable us to participate in the economic returns of a portfolio of forward MSRs. The mortgage loans underlying such Forward MSR-related investments consist solely of residential mortgage loans guaranteed by Fannie Mae or Freddie Mac.
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
We consolidate Longbridge, which acquires reverse mortgage loans both through its origination activities and through secondary market purchases. Historically, the majority of loans acquired by Longbridge have been home equity conversion mortgage loans ("HECMs"), which are insured by FHA and eligible for inclusion in GNMA-guaranteed HECM-backed MBS ("HMBS"). Longbridge is an approved issuer of HMBS, and it pools and securitizes the majority of its HECM loans into HMBS, which it then sells in the secondary market while retaining the servicing rights on the underlying HECM loans. In addition, Longbridge opportunistically acquires, in the secondary market, HECM loans that have been mandatorily repurchased from HMBS pools ("HECM Buyout Loans") by other HECM servicers upon the outstanding principal balance of such loans reaching 98% of their respective maximum claim amount. Depending on their status, HECM Buyout Loans are either eligible to be assigned to HUD in connection with an FHA insurance claim ("assignable buyout loans," or "ABOs"), or ineligible to be assigned to HUD ("non-assignable buyout loans," or "NABOs").
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
Trends and Recent Market Developments
Market Overview
Federal Reserve Policy
•The U.S. Federal Reserve (the "Federal Reserve") maintained the target range for the federal funds rate at 4.25%–4.50% at both its May and June 2025 meetings. After noting that economic uncertainty had increased further at its May meeting, the Federal Reserve’s June announcement noted that “uncertainty about the economic outlook has diminished but remains somewhat elevated.”
•As announced at its March meeting, the Federal Reserve further reduced the pace of its balance sheet contraction in April by lowering the cap on portfolio runoff of U.S. Treasury securities from $25 billion to $5 billion, while maintaining the $35 billion cap on Agency RMBS runoff.
Tariff Policy
•In early April, the U.S. administration announced its plans for broad-based tariffs. These announcements caused uncertainty in financial markets, contributing to heightened volatility and notable declines in major equity indices and widening of credit spreads in early April. However, financial markets recovered after a 90-day pause on most tariffs was announced on April 9th, except for tariffs on Chinese imports. Then in mid-May, the U.S. and China mutually agreed to reduce the minimum tariff rates on bilateral imports. By the end of the second quarter, multiple major equity indices had reached all-time highs.

Interest Rates
•Interest rates were relatively volatile in the second quarter in response to economic uncertainty and evolving expectations around the path of monetary policy. The yield on the 2-year U.S. Treasury security traded within a 45-basis point range before ending the quarter down 16 basis points to 3.72%. The yield on the 10-year U.S. Treasury security traded within a 60-basis point range before ending the second quarter up just 2 basis points to 4.23%. Meanwhile, interest rate volatility, as measured by the MOVE Index, spiked in the early part of the quarter amid increased tariff uncertainty, before reversing course and finishing the quarter lower overall.
•Mortgage rates increased quarter over quarter with the Freddie Mac survey 30-year mortgage rate increasing from 6.65% as of March 27th to 6.77% as of June 26th.
•Secured Overnight Financing Rates (“SOFR”) were generally unchanged quarter over quarter. The one-month SOFR rate remained at 4.32%, while the three-month SOFR rate remained at 4.29%. SOFR rates drive many of our financing costs.
Housing and Economic Indicators
•Following a 3.9% increase in 2024, the S&P CoreLogic Case-Shiller US National Home Price NSA Index rose by 2.4% over the first five months of 2025. Meanwhile, the National Association of Realtors Housing Affordability Index declined by 3.7% during the first five months of 2025, as higher mortgage rates and elevated home prices stressed housing affordability.
•The Mortgage Bankers Association’s Refinance Index, while still low by historical standards, rose by 6.9% quarter over quarter.
•Mortgage prepayment speeds also remained low overall, with Fannie Mae 30-year MBS registering CPRs of 7.4 in both April and May and 7.2 in June.
•U.S. real GDP expanded at an estimated annualized rate of 3.0% in the second quarter, after contracting by 0.5% in the prior quarter. Meanwhile, unemployment remained steady at 4.2% in both April and May, before falling slightly to 4.1% in June.
•Inflation, as measured by the 12-month change in the Consumer Price Index for All Urban Consumers (“CPI-U"), not seasonally adjusted, increased in the second quarter, registering 2.3% in April, 2.4% in May, and 2.7% in June 2025. This compares to 12-month changes of 3.0% in January, 2.8% in February, and 2.4% in March 2025.
Fixed Income Performance
•For the second quarter, the Bloomberg U.S. MBS Index posted a return of 1.17% and an excess return (on a duration-adjusted basis) of 0.18% relative to the Bloomberg U.S. Treasury Index.
•The Bloomberg U.S. Corporate Bond Index generated a return of 1.87% and an excess return of 1.06% for the quarter, while the Bloomberg U.S. Corporate High Yield Bond Index generated a return of 3.56% and an excess return of 2.17%. Corporate credit spreads tightened during the quarter, with spreads on the Markit CDX North America Investment Grade and High Yield Indices decreasing by 58 and 10 basis points quarter-over-quarter, respectively.
Equity Markets
•After sharp declines in early April driven largely by fears around trade policy, U.S. equity markets rallied to generate excellent performance in the second quarter. Overall, the NASDAQ rose by 17.7%, the S&P 500 rose by 10.6%, and the Dow Jones Industrial Average rose by 5.0%, with both the NASDAQ and S&P 500 finishing the quarter at all-time highs. Meanwhile, London's FTSE 100 index rose by 2.1%, while the MSCI World global equity index increased by 11.0%.
•Equity volatility spiked in early April, with the VIX reaching its highest level since the COVID-related highs of 2020, before reversing course and ending the quarter lower overall.

Portfolio Overview and Outlook—Investment Portfolio Segment
Investment Portfolio—Credit(1)
The following tables summarize the long investments in our credit portfolio as of June 30, 2025 and March 31, 2025.

	June 30, 2025		March 31, 2025(2)
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Dollar Denominated:
CLOs	$37,168	0.8%	$27,958	0.6%
CMBS	35,328	0.8%	36,545	0.8%
Commercial mortgage loans(3)(4)	582,085	12.8%	505,459	11.1%
Consumer loans and ABS backed by consumer loans(5)	89,984	2.0%	87,172	1.9%
Corporate debt and equity and corporate loans	24,189	0.5%	24,915	0.5%
Debt and equity investments in loan origination entities(6)	73,842	1.6%	59,791	1.3%
Forward MSR-related investments	81,256	1.8%	87,203	1.9%
HELOC and CES loans and retained RMBS(5)(7)	322,721	7.1%	423,109	9.3%
Non-Agency RMBS	112,949	2.5%	101,187	2.2%
Non-QM loans and retained RMBS(3)(5)(7)	2,186,350	48.1%	2,067,841	45.6%
Other investments(8)(9)	57,326	1.3%	58,134	1.3%
Residential transition loans and other residential mortgage loans(3)	877,421	19.3%	1,002,344	22.1%
Non-Dollar Denominated:
CLOs	6,993	0.2%	6,558	0.2%
Corporate debt and equity	207	—%	190	—%
RMBS(10)	14,138	0.3%	13,271	0.3%
Other residential mortgage loans	38,725	0.9%	38,364	0.9%
Total Long Credit Portfolio	$4,540,682	100.0%	$4,540,040	100.0%
Adjustments:
Less: Non-retained tranches of consolidated securitization trusts	1,319,037		1,337,020
Plus: Financing underlying Forward MSR-related investments(11)	93,500		93,500
Total adjusted long credit portfolio	$3,315,145		$3,296,520
(1)This information does not include U.S. Treasury securities, securities sold short, or financial derivatives.
(2) Conformed to current period presentation.
(3)Also includes related REO. In accordance with U.S. GAAP, REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
(4)Also includes equity investments in unconsolidated entities holding commercial mortgage loans and REO and corporate loans secured by commercial mortgage loans.
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
(11)We participate in the economic returns of a portfolio of forward MSRs under various agreements with a licensed mortgage servicer holding such MSRs. Under such agreements, we can direct the servicer to finance the MSRs and distribute the proceeds of such financings to us. Forward MSR-related investments, at fair value are presented on our Condensed Consolidated Balance Sheet net of any such financing; as of both June 30, 2025 and March 31, 2025, such borrowings were $93.5 million.
Our total adjusted long credit portfolio increased by 1% to $3.32 billion as of June 30, 2025, compared to $3.30 billion as of March 31, 2025. Our portfolios of commercial mortgage bridge loans, non-QM loans, and non-Agency RMBS all expanded, driven by net purchases. These increases were largely offset by the impact of securitizations, tactical sales of HELOC and non-QM loans, and a smaller residential transition loan portfolio, with principal paydowns in that portfolio exceeding new purchases.
Higher net interest income and net realized and unrealized gains from non-QM loans and retained tranches, closed-end second lien loans and retained tranches, and other loans and ABS drove positive performance in our credit portfolio during the quarter. We also benefited from positive results from our equity investments in loan originators. Partially offsetting the higher net interest income were net unrealized losses on forward MSR-related investments, as well as losses on commercial and residential REO.

The percentage of delinquent loans in our residential mortgage loan portfolio and commercial mortgage loan portfolio (including loans accounted for as equity method investments) increased during the quarter. Both our residential and commercial mortgage loan portfolios continue to experience low levels of realized credit losses and strong overall credit performance, though we continue to work out a few non-performing commercial assets. We successfully resolved one of these non-performing commercial assets during the quarter, and now have only one significant workout remaining.
During the quarter, the net interest margin on our credit portfolio increased to 3.11% from 2.90%, primarily driven by a lower cost of funds. We continued to benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate.
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
The table below details certain information regarding our investments in commercial mortgage loans as of June 30, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans(3)(4)	$807,417	$(985)	$806,432	$251	$(1,071)	$805,612	10.10%	9.99%	1.06
(1)Excludes commercial mortgage loans in non-accrual status, with a fair value of $58.5 million.
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
(4)As of June 30, 2025, all of our commercial mortgage loans were first-lien mortgages.
The table(1)(2) below summarizes our interests in commercial mortgage loans by payment status of the loan as of June 30, 2025:

	June 30, 2025
(In thousands)	Unpaid Principal Balance	Fair Value
Performing	$748,915	$747,126
Non-performing	58,502	58,486
Total	$807,417	$805,612
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
As of June 30, 2025, we held two commercial REO properties with a fair value of $17.3 million. Additionally, as of June 30, 2025, an unconsolidated variable interest entity in which we co-invest with other Ellington affiliates held a commercial REO property; the fair value of our allocable portion of such REO was approximately $36.9 million.

The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of June 30, 2025:

Property Type(1)	June 30, 2025
Multifamily	63.8%
Hotel	10.1%
Retail	7.2%
Industrial	6.8%
Commercial Mixed Use	6.4%
Office	3.5%
Mobile Home Community	1.4%
Self Storage	0.8%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.
The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of June 30, 2025:

Property Location by U.S. State(1)	June 30, 2025
Florida	23.3%
New York	21.4%
New Jersey	9.3%
Texas	5.8%
All other states <5%	40.2%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Condensed Consolidated Balance Sheet.
The table below summarizes our interests in residential mortgage loans by loan type, and REO resulting from the foreclosure of residential mortgage loans, as of June 30, 2025:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
North America—United States:
Non-QM loans	$2,210,943	$2,099,984
Residential transition loans	811,889	803,633
HELOCs and closed-end second lien loans	110,454	117,651
Other residential mortgage loans	46,801	47,562
Europe—United Kingdom:
Other residential mortgage loans	41,869	38,725
Total residential mortgage loans	$3,221,956	$3,107,555
Residential REO(1)		27,070
Total residential mortgage loans and residential REO(1)		$3,134,625
(1)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to condensed consolidated financial statements.

The table(1) below provides additional details for residential mortgage loans that are 90 days or more past due as of June 30, 2025:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
Non-performing residential mortgage loans—non-performing at acquisition	$33,029	$34,691
Non-performing residential mortgage loans—performing at acquisition	202,530	185,598
Total non-performing residential mortgage loans	$235,559	$220,289
Total residential mortgage loans	$3,180,087	$3,068,830
Total residential mortgage loans, excluding non-performing residential mortgage loans—non-performing at acquisition	$3,147,058	$3,034,139
Total delinquency (%)	7.4%	7.2%
Delinquency excluding loans non-performing at acquisition (%)	6.4%	6.1%
(1)Excludes the assets of the European Mortgage Loan Securitization (see Note 13, Securitization Transactions—Residential Mortgage Loan Securitizations—European Residential Mortgage Loans), which is a consolidated VIE holding non-performing residential mortgage loans with an unpaid principal balance and fair value of $20.8 million and $19.3 million, respectively. The net fair value of the interest held by us in this VIE was $65 thousand.
The table below details (in thousands) the underlying reference amounts and components of our Forward MSR-related investments as of June 30, 2025:

Fair Value of Underlying MSR	Financing	Advances Receivable	Cash and Other Net Receivables	Fair Value of Forward MSR-related Investments
$160,972	$(93,500)	$3,532	$10,252	$81,256
The table below provides additional details on the MSRs underlying our Forward MSR-related investments as of June 30, 2025:

			Weighted Average
Holder of Mortgage Loan	Unpaid Principal Balance	Fair Value	Rate	Servicing Fee	Loan Age (Months)	Projected CPR	Market Yield	Multiple
	(In thousands)
Federal National Mortgage Association	$10,322,777	$148,469	3.09%	0.25%	55	4.95%	9.20%	5.74
Federal Home Loan Mortgage Corporation	836,818	12,503	3.71%	0.25%	51	4.97%	9.24%	5.97
Total	$11,159,596	160,972	3.14%	0.25%	55	4.95%	9.20%	5.76
As discussed in Note 16 of the notes to our condensed consolidated financial statements, we, through a wholly-owned trust subsidiary, purchase automobile loans under agreements with a consumer loan originator. We have beneficial interests in the loan cash flows, which are net of servicing-related fees and expenses including a deferred performance-based fee to the consumer loan originator, in which we have a non-controlling equity interest. The total fair value of these investments, which are included in Securities, at fair value on the Condensed Consolidated Balance Sheet, was $54.6 million as of June 30, 2025. The table below provides additional information about the automobile loans underlying these participation certificates, which comprise our investments in ABS backed by consumer loans, as of June 30, 2025:

					Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Fair Value	Life (Years)	Delinquency (Days)
Automobile loans underlying ABS backed by consumer loans(1)	$64,441	$(4,659)	$59,782	$54,644	1.61	10
(1)Excludes charged-off consumer loans with an aggregate unpaid principal balance and fair value of $90.2 million and $0.6 million, respectively, for which we have determined that it is probable the servicer will be able to collect principal and interest. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional details on charged-off consumer loans.

The following table provides additional details about our investments in unconsolidated entities as of June 30, 2025:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	$38,832
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	24,819
		63,651
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans and REO	120,959
Equity investments in securitization-related risk retention vehicles	Consumer Loans and European RMBS	783
Equity investments in securitization-related risk retention vehicles	Residential Mortgage Loan	52,424
Other	Various	69,905
		244,071
		$307,722
Investment Portfolio—Agency RMBS

	June 30, 2025		March 31, 2025
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$254,461	94.8%	$241,580	94.3%
Reverse Mortgages	1,159	0.4%	1,499	0.6%
IOs	12,887	4.8%	13,016	5.1%
Total Long Agency RMBS	$268,507	100.0%	$256,095	100.0%
Our total long Agency RMBS portfolio increased by 5% quarter over quarter to $268.5 million, driven by net purchases.
Agency RMBS yield spreads widened in early April, driven in part by increased volatility due to tariff-related uncertainty. Yield spreads reversed course in May and June, tightening meaningfully, but still ended the quarter wider overall. Overall, we had a net loss in our Agency strategy for the quarter, driven by net losses on interest rate hedges.
During the quarter, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities and futures. We ended the quarter with a net long TBA position on a duration-weighted basis associated with the Agency strategy.
The net interest margin on our Agency portfolio, excluding the Catch-up Amortization Adjustment, decreased to 2.29% as of June 30, 2025 from 2.46% as of March 31, 2025, driven primarily by a higher cost of funds. As with our credit portfolio, we continued to benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate.
As of June 30, 2025 and March 31, 2025, the weighted average net pass-through rate on our fixed-rate specified pools was 3.9% and 4.0%, respectively.
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

The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended June 30, 2025, March 31, 2025, December 31, 2024, September 30, 2024, and June 30, 2024.

	Three-Month Period Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Three-Month Constant Prepayment Rates(1)	8.0	7.7	7.2	7.5	8.5
(1)Excludes Agency fixed-rate RMBS without any prepayment history.
The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2025 and March 31, 2025:

		June 30, 2025				March 31, 2025
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon
		(In thousands)				(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.50–3.99	$5,944	$5,823	94	3.50%	$6,784	$6,639	96	3.50%
	4.50–4.99	—	—	—	—%	75	75	168	4.50%
Total 15-year fixed-rate mortgages		5,944	5,823	94	3.50%	6,859	6,714	97	3.51%
30-year fixed-rate mortgages:
	2.00–2.49	15,071	12,128	45	2.00%	16,547	13,353	42	2.00%
	2.50–2.99	21,132	17,657	50	2.50%	21,862	18,251	47	2.50%
	3.00–3.49	58,142	51,010	58	3.00%	33,720	29,813	61	3.00%
	3.50–3.99	51,197	46,860	74	3.50%	52,802	48,296	71	3.50%
	4.00–4.49	30,868	29,018	61	4.00%	31,580	29,706	58	4.00%
	4.50–4.99	7,552	7,320	57	4.50%	7,951	7,685	55	4.50%
	5.00–5.49	43,954	43,398	36	5.00%	44,900	44,290	33	5.00%
	5.50–5.99	8,492	8,535	27	5.50%	8,525	8,547	24	5.50%
	6.00–6.49	25,145	25,714	29	6.00%	26,664	27,244	26	6.00%
	6.50–6.99	6,748	6,998	26	6.50%	7,391	7,681	23	6.50%
Total 30-year fixed-rate mortgages		268,301	248,638	52	3.93%	251,942	234,866	49	4.03%
Total fixed-rate Agency RMBS		$274,245	$254,461	53	3.92%	$258,801	$241,580	50	4.02%
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

The following table summarizes loan-related assets(1) in the Longbridge segment as of June 30, 2025 and March 31, 2025:

(In thousands)	June 30, 2025	March 31, 2025
HMBS assets(2)	$9,920,301	$9,597,451
Less: HMBS liabilities	(9,814,811)	(9,495,132)
HMBS MSR Equivalent	105,490	102,319
Unsecuritized HECM loans(3)	128,802	131,883
Proprietary reverse mortgage loans(4)	1,085,125	866,425
Reverse MSRs	29,276	29,536
Unsecuritized REO	1,962	2,489
Total	1,350,655	1,132,652
Less: Non-retained tranches of consolidated securitization trusts	805,046	583,686
Total, excluding non-retained tranches of consolidated securitization trusts	$545,609	$548,966
(1)This information does not include financial derivatives or loan commitments.
(2)Includes HECM loans, REO, and claims or other receivables.
(3)As of June 30, 2025, includes $11.9 million of active HECM Buyout Loans, $17.7 million of inactive HECM Buyout Loans, and $5.3 million of other inactive HECM loans. As of March 31, 2025, includes $14.0 million of active HECM Buyout Loans, $14.1 million of inactive HECM Buyout Loans, and $5.2 million of other inactive HECM loans
(4)As of June 30, 2025, includes $828.4 million of securitized proprietary reverse mortgage loans, $18.0 million of cash held in a securitization reserve fund, and $7.5 million of investment related receivables. As of March 31, 2025, includes $615.3 million of securitized proprietary reverse mortgage loans and $12.4 million of cash held in securitization reserve funds.
Our Longbridge segment reported a net gain for the second quarter with positive contributions from both originations and servicing. In originations, higher origination volumes in both HECM and proprietary reverse loans, steady origination margins for both products, and net gains related to a proprietary reverse mortgage loan securitization drove results. Meanwhile, MSR-related income, strong tail securitization executions, and a net gain on the HMBS MSR Equivalent, primarily due to tighter HMBS yield spreads, drove the positive contribution from servicing. These gains were partially offset by net losses on interest rate hedges.
Our Longbridge portfolio, excluding non-retained tranches of consolidated securitization trusts, decreased by 1% sequentially to $545.6 million as of June 30, 2025, as the impact of the securitization of proprietary reverse mortgage loans completed during the quarter slightly exceeded the impact of new originations in that sector.
Supplemental Longbridge Information:
The following table summarizes origination volumes by channel for the three-month periods ended June 30, 2025 and March 31, 2025:

	Three-Month Period Ended
($ In thousands)	June 30, 2025			March 31, 2025
Channel	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume
Wholesale and correspondent	1,374	$308,354	72%	1,267	$241,675	71%
Retail	687	118,708	28%	554	96,776	29%
Total	2,061	$427,062	100%	1,821	$338,451	100%
(1)Represents initial borrowed amounts on reverse mortgage loans.
Corporate/Other
Results for the quarter also reflect a decrease in incentive fees incurred, partially offset by net unrealized losses on our unsecured borrowings and an increase in income tax expense.
Financing—Overall
We have various financing arrangements in place as of June 30, 2025, including both secured and unsecured borrowings. We use repos, secured lines of credit, and various other secured borrowings to finance our portfolios, each of which we account for as collateralized borrowings. We have also obtained, through the securitization markets, term financing for non-QM loans, proprietary reverse mortgage loans, closed-end second lien mortgage loans, and consumer loans. Additionally, as an issuer of

HMBS, we account for HMBS-related obligations as secured borrowings. Finally, as of June 30, 2025, we had $262.8 million of outstanding Unsecured borrowings including: (i) senior notes of $210.0 million, maturing in April 2027 and bearing an interest rate of 5.875%, and (ii) senior notes of $37.8 million, maturing in August 2026 and bearing an interest rate of 6.00% (collectively, the "Senior Notes"); as well as $15.0 million of unregistered junior subordinated unsecured debt securities (the "Trust Preferred Debt"). The indentures governing the outstanding Senior Notes contain a number of covenants, including several financial covenants. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional details on our Unsecured borrowings.
As of June 30, 2025, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet) were $4.8 billion, of which approximately 4%, or $194.5 million, related to our Agency RMBS holdings. The remaining outstanding borrowings related to our credit portfolio and Longbridge. Additionally, we had $9.8 billion of HMBS-related obligations.
The following table details our borrowings outstanding and debt-to-equity ratios as of June 30, 2025 and March 31, 2025:

	As of
($ in thousands)	June 30, 2025	March 31, 2025
Recourse(1) borrowings:
Repurchase agreements	$2,347,458	$2,568,627
Other secured borrowings	340,289	268,173
Unsecured borrowings, at par	262,750	262,750
Total recourse borrowings	$2,950,497	$3,099,550
Debt-to-equity ratio based on total recourse borrowings(1)	1.7:1	1.9:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities	1.7:1	1.7:1
Debt-to-equity ratio based on total recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	1.7:1	1.7:1
Non-Recourse(3) Borrowings:
Other Secured Borrowings, at fair value(4)	2,127,225	1,926,711
HMBS-related obligations, at fair value	9,814,811	9,495,132
Total non-recourse borrowings	11,942,036	11,421,843
Total Recourse and Non-Recourse Borrowings	$14,892,533	$14,521,393
Debt-to-equity ratio based on total recourse and non-recourse borrowings	8.8:1	8.9:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities	8.7:1	8.7:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales(2)	8.7:1	8.7:1
(1)As of June 30, 2025 and March 31, 2025, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings was 1.9:1 and 2.1:1 as of June 30, 2025 and March 31, 2025, respectively.
(2)For unsettled purchases and sales, assumes associated borrowings are subject to haircuts of 5.7% as of both June 30, 2025 and March 31, 2025, respectively.
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
Our recourse debt-to-equity ratio, excluding U.S. Treasury securities and adjusted for unsettled purchases and sales, was 1.7:1 as of both June 30, 2025 and March 31, 2025. Our overall debt-to-equity ratio, based on total recourse and non-recourse borrowings excluding U.S. Treasury securities, adjusted for unsettled purchases and sales, was 8.7:1 as of both June 30, 2025 and March 31, 2025.
Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
Our secured financing costs include interest expense related to our repo borrowings and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet but exclude HMBS-related obligations). For the three-month period ended June 30, 2025, the average cost of funds on our secured financings decreased to 5.21%, as compared to 5.26% for the three-month period ended March 31, 2025. Our unsecured financing costs consist of interest expense related to our Unsecured borrowings; for the three-month periods ended June 30, 2025 and March 31, 2025, the average borrowing rate on our unsecured financings was 6.05% and 6.20%, respectively. Our average cost of funds, including both secured and unsecured financings, decreased to 5.25% from 5.32% over the same period.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment ("Catch-up Amortization Adjustment") is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended June 30, 2025 and 2024, we recognized a Catch-Up Amortization Adjustment of $(0.1) million and $0.7 million, respectively. For the six-month periods ended June 30, 2025 and 2024, we recognized a Catch-Up Amortization Adjustment of $0.9 million and $(0.6) million, respectively. The Catch-up Amortization Adjustment is reflected as an increase (decrease) to Interest income on the Condensed Consolidated Statement of Operations.
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for a description of relevant recent accounting pronouncements, if any.

Financial Condition
The following table summarizes the fair value of our consolidated portfolio of investments(1) as of June 30, 2025 and December 31, 2024.

(In thousands)	June 30, 2025	December 31, 2024(2)
Long:
Investment Portfolio:
Credit:
Dollar Denominated:
CLOs	$37,168	$61,085
CMBS	35,328	39,206
Commercial Mortgage Loans(3)(4)	582,085	470,142
Consumer Loans and ABS backed by Consumer Loans(5)	89,984	87,249
Other investments(6)(7)	57,326	61,508
Corporate Debt and Equity and Corporate Loans	24,189	27,598
Debt and Equity Investments in Loan Origination Entities(8)	73,842	61,619
Non-Agency RMBS	112,949	118,410
Non-QM Loans and Retained Non-QM RMBS(3)(9)	2,186,350	2,007,670
Residential Transition Loans and Other Residential Mortgage Loans(3)	877,421	1,127,770
Home Equity Line of Credit and Closed-End Second Lien Loans and Retained RMBS(9)	322,721	481,038
Forward MSR-related Investments	81,256	77,848
Non-Dollar Denominated:
CLO	6,993	6,333
Corporate Debt and Equity	207	181
RMBS(10)	14,138	14,394
Other Residential Mortgage Loans	38,725	39,168
Agency:
Fixed-Rate Specified Pools	254,461	250,376
IOs	12,887	13,217
Reverse Mortgage Pools	1,159	33,124
Government Debt	125,374	226,523
Longbridge:
Reverse Mortgage Loans(3)	11,105,608	10,097,279
Reverse MSRs	29,276	29,766
Total Long	$16,069,447	$15,331,504
Short:
Investment Portfolio:
Government Debt:
Dollar Denominated	(261,779)	(268,123)
Non-Dollar Denominated	(2,732)	(25,451)
Total Short	$(264,511)	$(293,574)
(1)For more detailed information about the investments in our portfolio, please see the notes to the condensed consolidated financial statements.
(2)Conformed to current period presentation.
(3)Includes related REO. REO is not eligible to elect the fair value option as described in Note 2 of the notes to the condensed consolidated financial statements and, as a result, is included at the lower of cost or fair value.
(4)Includes investments in unconsolidated entities holding commercial mortgage loans and REO and corporate loans secured by commercial mortgage loans.
(5)Includes equity investments in securitization-related vehicles.
(6)Includes equity investment in Ellington affiliate.
(7)Includes equity investment in an unconsolidated entity which purchases certain other loans for eventual securitization.
(8)Includes corporate loans to certain loan origination entities in which we hold an equity investment.
(9)Retained RMBS represents RMBS issued by non-consolidated Ellington-sponsored loan securitization trusts, and interest in entities holding such RMBS.
(10)Includes an equity investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of June 30, 2025.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$199	$(28,511)	$(28,312)	$2,250
Total Net Mortgage-Related Derivatives				2,250
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	73,371	(1,079,343)	(1,005,972)	(34,468)
Options	7,446	—	7,446	4,320
Warrants(3)	102	—	102	—
Total Net Corporate-Related Derivatives				(30,148)
Interest Rate-Related Derivatives:
TBAs	73,114	(216,421)	(143,307)	(1,454)
Interest Rate Swaps	4,529,206	(6,554,468)	(2,025,262)	110,173
U.S. Treasury Futures(4)	48,900	(205,500)	(156,600)	(1,779)
Total Interest Rate-Related Derivatives				106,940
Other Derivatives:
Foreign Currency Forwards(5)	—	(18,727)	(18,727)	(270)
Total Net Other Derivatives				(270)
Net Total				$78,772
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 10 of the notes to the condensed consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of June 30, 2025, derivative assets and derivative liabilities were $160.6 million and $(81.8) million, respectively, for a net fair value of $78.8 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of June 30, 2025, a total of 489 long and 1,806 short U.S. Treasury futures contracts were held.
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
As of June 30, 2025, our Condensed Consolidated Balance Sheet reflected total assets of $17.1 billion and total liabilities of $15.4 billion. As of December 31, 2024, our Condensed Consolidated Balance Sheet reflected total assets of $16.3 billion and total liabilities of $14.7 billion. Our investments in securities, loans, MSRs, Forward MSR-related investments, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $16.2 billion and $15.5 billion as of June 30, 2025 and December 31, 2024, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $346.3 million and $364.6 million as of June 30, 2025 and December 31, 2024, respectively. As of both June 30, 2025 and December 31, 2024, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. We primarily use short positions in U.S. Treasury securities and sovereign bonds to hedge the risk of rising interest rates and foreign currency risk.
We frequently hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of June 30, 2025 and December 31, 2024, we had a net short notional TBA position of $143.3 million and $13.1 million, respectively.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of June 30, 2025 indebtedness outstanding on our repos was approximately $2.3 billion. As of June 30, 2025, our assets financed with repos consisted of Agency RMBS of $209.1 million, credit portfolio assets of $2.6 billion, reverse mortgage loans of $53.2 million, and U.S. Treasury securities of $119.9 million. As of June 30, 2025, outstanding indebtedness under repos was $194.5 million for Agency RMBS, $2.0 billion for credit portfolio assets, $39.6 million of reverse mortgage loans, and $120.2 million for U.S. Treasury securities. As of December 31, 2024 indebtedness outstanding on our repos was approximately $2.6 billion. As of December 31, 2024, our assets financed with repos consisted of Agency RMBS of $249.4 million, credit portfolio assets of $2.7 billion, reverse mortgage loans of $40.3 million, and U.S. Treasury securities of $226.5 million. As of December 31, 2024, outstanding indebtedness under repos was $238.1 million for Agency RMBS, $2.1 billion for credit portfolio assets, $30.4 million on reverse mortgage loans, and $227.3 million for U.S. Treasury securities.
In addition to our repos, as of June 30, 2025 we had Total other secured borrowings of $2.5 billion, collateralized by $2.7 billion of residential mortgage loans, European residential mortgage loans, ABS backed by consumer loans, reverse mortgage loans, Reverse MSRs, and reserve cash. This compares to Total other secured borrowings of $2.2 billion as of December 31, 2024, used to finance $2.4 billion of residential mortgage loans, European residential mortgage loans, ABS backed by consumer loans, reverse mortgage loans, Reverse MSRs, and reserve cash. Additionally, as of June 30, 2025, we had HMBS-related obligations of $9.8 billion collateralized by $9.9 billion of HMBS assets, and as of December 31, 2024, we had HMBS-related obligations of $9.2 billion collateralized by $9.2 billion of HMBS assets, which include HECM loans as well as REO and claims and other receivables. In addition to our secured borrowings, as of June 30, 2025 and December 31, 2024, we had Unsecured borrowings outstanding of $262.8 million and $297.7 million, respectively.
As of June 30, 2025 and December 31, 2024, our debt-to-equity ratio was 8.8:1 and 8.9:1, respectively. Our recourse debt-to-equity ratio was 1.7:1 as of June 30, 2025 as compared to 2.0:1 as of December 31, 2024. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of June 30, 2025, our equity increased by $98.7 million to $1.690 billion from $1.591 billion as of December 31, 2024. The increase principally consisted of net proceeds from the issuance of common stock of $95.3 million, after commissions and offering costs; net income of $90.4 million; and contributions from non-controlling interests of $12.2 million. These increases were partially offset by common and preferred dividends of $88.4 million and distributions to non-controlling interests of $12.8 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.666 billion as of June 30, 2025. As of June 30, 2025, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $13.49.
Results of Operations
Results of Operations for the Three-Month Periods Ended June 30, 2025 and 2024
The following tables summarizes our results of operations by segment (as applicable) for the three-month periods ended June 30, 2025 and 2024:

	Three-Month Period Ended June 30, 2025
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$89,669	$24,134	$1,668	$115,471
Interest expense	(48,819)	(19,338)	(3,971)	(72,128)
Net interest income	40,850	4,796	(2,303)	43,343
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	47,277	19,444	—	66,721
Realized and unrealized gains (losses) on financial derivatives, net	(23,389)	(2,611)	(127)	(26,127)
Realized and unrealized gains (losses) on real estate owned, net	(3,170)	418	—	(2,752)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(17,074)	(8,770)	—	(25,844)
Realized and unrealized gains (losses) on unsecured borrowings, at fair value	—	—	(1,699)	(1,699)
Net change from HECM reverse mortgage loans, at fair value	—	168,817	—	168,817
Net change related to HMBS obligations, at fair value	—	(142,212)	—	(142,212)
Other, net	3,373	8,922	—	12,295
Total other income (loss)	7,017	44,008	(1,826)	49,199
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	6,270	6,270
Other investment related expenses	5,468	13,179	—	18,647
Other operating expenses	2,038	24,944	5,167	32,149
Total expenses	7,506	38,123	11,437	57,066
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	40,361	10,681	(15,566)	35,476
Income tax expense (benefit)	—	—	1,475	1,475
Earnings (losses) from investments in unconsolidated entities	17,072	—	—	17,072
Net Income (Loss)	57,433	10,681	(17,041)	51,073
Net income (loss) attributable to non-controlling interests	602	—	512	1,114
Dividends on preferred stock	—	—	7,036	7,036
Net Income (Loss) Attributable to Common Stockholders	$56,831	$10,681	$(24,589)	$42,923
Net Income (Loss) Per Common Share	$0.59	$0.11	$(0.25)	$0.45
(1)See Note 16 of the notes to the condensed consolidated financial statements for further details on management fee rebates.

	Three-Month Period Ended June 30, 2024
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total
Interest Income (Expense)
Interest income	$88,790	$9,765	$1,915	$100,470
Interest expense	(53,628)	(8,615)	(4,631)	(66,874)
Net interest income	35,162	1,150	(2,716)	33,596
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	14,481	2,822	—	17,303
Realized and unrealized gains (losses) on financial derivatives, net	12,487	3,487	(1,759)	14,215
Realized and unrealized gains (losses) on real estate owned, net	(995)	—	—	(995)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(976)	(540)	—	(1,516)
Unrealized gains (losses) on unsecured borrowings, at fair value	—	—	1,868	1,868
Net change from HECM reverse mortgage loans, at fair value	—	146,706	—	146,706
Net change related to HMBS obligations, at fair value	—	(127,672)	—	(127,672)
Other, net	2,587	5,065	—	7,652
Total other income (loss)	27,584	29,868	109	57,561
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	5,811	5,811
Other investment related expenses	3,306	7,781	—	11,087
Other operating expenses	2,006	19,028	5,053	26,087
Total expenses	5,312	26,809	10,864	42,985
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	57,434	4,209	(13,471)	48,172
Income tax expense (benefit)	—	—	142	142
Earnings (losses) from investments in unconsolidated entities	12,042	—	—	12,042
Net Income (Loss)	69,476	4,209	(13,613)	60,072
Net income (loss) attributable to non-controlling interests	382	—	518	900
Dividends on preferred stock	—	—	6,825	6,825
Net Income (Loss) Attributable to Common Stockholders	$69,094	$4,209	$(20,956)	$52,347
Net Income (Loss) Per Common Share	$0.81	$0.05	$(0.24)	$0.62
(1)See Note 16 of the notes to the condensed consolidated financial statements for further details on management fee rebates.
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended June 30, 2025 we had net income (loss) attributable to common stockholders of $42.9 million, compared to $52.3 million for the three-month period ended June 30, 2024. The decline in our results of operations was primarily due to a decrease in total other income and an increase in total expenses, partially offset by increases in net interest income and earnings from investments in unconsolidated entities.
Interest Income
Interest income was $115.5 million for the three-month period ended June 30, 2025, as compared to $100.5 million for the three-month period ended June 30, 2024. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the three-month-period ended June 30, 2025 increased to $89.7 million, as compared to $88.8 million for the three-month period ended June 30, 2024.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended June 30, 2025 and 2024:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended June 30, 2025	$84,059	$4,505,836	7.46%	$2,841	$277,817	4.09%	$86,900	$4,783,653	7.27%
Three-month period ended June 30, 2024	$78,359	$4,179,110	7.50%	$6,859	$598,210	4.59%	$85,218	$4,777,320	7.14%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the three-month period ended June 30, 2025, interest income from our credit portfolio was $84.1 million, as compared to $78.4 million for the three-month period ended June 30, 2024. This period-over-period increase was primarily driven by a larger average credit portfolio, partially offset by slightly lower average asset yields for the three-month period ended June 30, 2025.
For the three-month period ended June 30, 2025 and 2024, interest income from our Agency RMBS was $2.8 million and $6.9 million, respectively. This period-over-period decrease was due to a significantly smaller Agency portfolio in the current period and lower average asset yields for the three-month period ended June 30, 2025.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Amortization Adjustment. For the three-month period ended June 30, 2025, we had a negative Catch-up Amortization Adjustment of $(0.1) million, which decreased interest income. Comparatively, for the three-month period ended June 30, 2024, we had a positive Catch-up Amortization Adjustment of $0.7 million, which increased our interest income. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 4.18% and 7.27%, respectively, for the three-month period ended June 30, 2025. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 4.10% and 7.07%, respectively, for the three-month period ended June 30, 2024.
In addition, we had $2.5 million and $2.4 million of interest income related to long U.S. Treasury securities and reverse repo on short U.S. Treasury securities for the three-month periods ended June 30, 2025 and 2024, respectively, which we generally use to hedge our exposure to changes in interest rates.
Longbridge
For the three-month periods ended June 30, 2025 and 2024, interest income from the Longbridge segment was $24.1 million and $9.8 million, respectively. The increase was primarily related to a larger portfolio of proprietary reverse mortgage loans period over period, as well as an increase in interest income related to reverse repo on short positions in U.S. Treasury securities for the three-month period ended June 30, 2025.
Corporate/Other
For the three-month periods ended June 30, 2025 and 2024, interest income not allocable to either the investment portfolio segment or the Longbridge segment was $1.7 million and $1.9 million, respectively, primarily related to interest income earned on cash balances and cash collateral held by counterparties.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our unsecured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the three-month periods ended June 30, 2025 and 2024, we had total interest expense of $72.1 million and $66.9 million, respectively.
Investment Portfolio
Total interest expense in our investment portfolio segment decreased to $48.8 million for the three-month period ended June 30, 2025, as compared to $53.6 million for the three-month period ended June 30, 2024. The decline in interest expense was primarily the result of a decline in financing rates and a decline in average borrowings on our smaller Agency RMBS portfolio. These declines were partially offset by an increase in borrowings on our larger credit portfolio.

The table below summarizes the components of interest expense in our Investment Portfolio for the three-month periods ended June 30, 2025 and 2024.

	Three-Month Period Ended
(In thousands)	June 30, 2025	June 30, 2024
Repos and Total Other Secured Borrowings	$48,442	$52,822
Securities Sold Short (1)	355	781
Other	22	25
Total	$48,819	$53,628
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the three-month periods ended June 30, 2025 and 2024.

	Three-Month Period Ended
	June 30, 2025			June 30, 2024
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,489,717	$44,616	5.13%	$3,157,487	$43,603	5.55%
Agency RMBS	197,526	2,243	4.56%	448,933	6,207	5.56%
Subtotal(1)	3,687,243	46,859	5.10%	3,606,420	49,810	5.55%
U.S. Treasury Securities	141,883	1,583	4.47%	219,145	3,012	5.53%
Total	$3,829,126	$48,442	5.07%	$3,825,565	$52,822	5.55%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 4.22% and 4.41% for the three-month periods ended June 30, 2025 and 2024, respectively. Excluding the Catch-up Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including actual and accrued periodic payments on interest rate swaps as described above), was 3.05% and 2.66% for the three-month periods ended June 30, 2025 and 2024, respectively. These metrics do not include costs associated with any unsecured debt or costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Longbridge
Interest expense in the Longbridge segment primarily relates to Other secured borrowings and repurchase agreements. For the three-month periods ended June 30, 2025 and 2024, interest expense in the Longbridge segment was $19.3 million and $8.6 million, respectively. The increase in interest expense in the current period was primarily due to a significant increase in average borrowings as well as an increase in interest expense on securities sold short, partially offset by a decrease in financing costs for the three-month period ended June 30, 2025.
The table below summarizes the components of interest expense in the Longbridge segment for the three-month periods ended June 30, 2025 and 2024.

	Three-Month Period Ended
(In thousands)	June 30, 2025	June 30, 2024
Repos and Total Other Secured Borrowings	$16,558	$8,615
Securities Sold Short (1)	2,780	—
Total	$19,338	$8,615
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
For the three-month period ended June 30, 2025, average borrowings in the Longbridge segment were $1.2 billion and average cost of funds was 5.65%. This compares to average borrowings of $475.0 million and an average cost of funds of 7.17% for the three-month period ended June 30, 2024.
Corporate/Other
Certain items of interest expense are not allocable to either the investment portfolio segment or the Longbridge segment,

such as interest expense on our Unsecured borrowings and certain cash collateral held by us. Total interest expense not allocable to either the investment portfolio segment or the Longbridge segment was $4.0 million and $4.6 million for the three-month periods ended June 30, 2025 and 2024, respectively.
The table below summarizes the components of interest expense not included in either segment for the three-month periods ended June 30, 2025 and 2024.

	Three-Month Period Ended
(In thousands)	June 30, 2025	June 30, 2024
Unsecured borrowings	$3,966	$4,556
Other (1)	5	75
Total	$3,971	$4,631
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
Base Management Fees
Corporate/Other
For the three-month period ended June 30, 2025, the net base management fee, which is based on total equity at the end of each quarter less any applicable rebates our Manager credited us, was $6.3 million as compared to $5.8 million for the three-month period ended June 30, 2024. The increase in the net base management fee period over period was due to a larger capital base at the end of the second quarter of 2025, as compared to 2024. See Note 16 of the notes to our condensed consolidated financial statements for further detail on management fee rebates.
Incentive Fees
Corporate/Other
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. No incentive fee was incurred for either of the three-month periods ended June 30, 2025 and 2024 since our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended June 30, 2025 and 2024, other investment related expenses were $18.6 million and $11.1 million, respectively.
Investment Portfolio
For the three-month periods ended June 30, 2025 and 2024, Other investment related expenses in our investment portfolio segment were $5.5 million and $3.3 million, respectively. The increase in other investment related expenses was primarily due to an increase in due diligence expenses on newly originated loans we purchased as well as an increase in servicing expense on our larger average residential and commercial mortgage loan portfolios during the period.
Longbridge
Other investment related expenses in the Longbridge segment primarily consist of servicing expense related to reverse mortgage loans and various loan origination expenses. For the three-month periods ended June 30, 2025 and 2024, Other investment related expenses were $13.2 million and $7.8 million, respectively. The increase in Other investment related expenses in the Longbridge segment was primarily due to debt issuance costs incurred in connection with a securitization of proprietary reverse mortgage loans during the three-month period ended June 30, 2025, and an increase in servicing and various loan origination expenses resulting from our larger holdings and originations of reverse mortgage loans.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $32.1 million for the three-month period ended June 30, 2025 as compared to $26.1 million for the three-month period ended June 30, 2024.

Investment Portfolio
Other operating expenses in our investment portfolio segment were $2.0 million for both of the three-month periods ended June 30, 2025 and 2024, respectively.
Longbridge
For the three-month periods ended June 30, 2025 and 2024, other operating expenses in the Longbridge segment were $24.9 million and $19.0 million, respectively. These expenses primarily consist of compensation and benefits expense, and consist to a lesser extent of various overhead costs including rent expense, licensing fees, expenses related to office equipment, and amortization of intangible assets. The period-over-period increase was primarily due to an increase in compensation and benefits expenses and professional fees.
Corporate/Other
For the three-month periods ended June 30, 2025 and 2024, other operating expenses not allocable to either the investment portfolio segment or the Longbridge segment were $5.2 million and $5.1 million, respectively. The period-over-period increase in other operating expenses was primarily due to an increase in compensation and benefits expense partially offset by a decrease in other expenses.
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
Investment Portfolio
For the three-month period ended June 30, 2025, other income (loss) was $7.0 million, consisting primarily of net realized and unrealized gains of $47.3 million on our securities and loans and $3.4 million of Other, net. These gains were partially offset by net unrealized losses of $(17.1) million on our Other secured borrowings, at fair value, $(23.4) million on our financial derivatives, and $(3.2) million on real estate owned, net. Net realized and unrealized gains of $47.3 million on our securities and loans were primarily on non-QM loans and retained tranches, Agency and non-Agency RMBS, closed-end second lien loans, HELOC loans, and other ABS. Net realized and unrealized losses of $(23.4) million on our financial derivatives were primarily related to net realized and unrealized losses on our credit hedges and interest rate swaps. The net loss on our interest rate swaps was driven by the decline in interest rates during the second quarter. Other, net of $3.4 million consists primarily of realized gains on foreign currency transactions, unrealized gains on foreign currency remeasurement, various origination and loan income, and rental income. We recognized net unrealized losses of $(17.1) million on our Other secured borrowings, at fair value for the quarter ended June 30, 2025, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized gains of $26.9 million, which are included in Unrealized gains (losses) on securities and loans, net.
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
Longbridge
For the three-month period ended June 30, 2025, other income (loss) from the Longbridge segment was $44.0 million, consisting primarily of gains from Net change from HECM reverse mortgage loans, at fair value of $168.8 million, net gains of

$19.4 million on securities and loans, and $8.9 million of Other, net, which were partially offset by Net change related to HMBS obligations, at fair value of $(142.2) million, net losses of $(8.8) million on Other secured borrowings, at fair value, and net losses of $(2.6) million on financial derivatives. Net change from HECM reverse mortgage loans at fair value of $168.8 million primarily consisted of $149.6 million of coupon income on HECM loans, as well as net realized and unrealized gains of $23.0 million on HECM loans primarily driven by profitable new originations and tail fundings, as well as tighter yield spreads. Net change related to HMBS obligations, at fair value of $(142.2) million primarily consisted of $(139.1) million of interest expense on the HMBS obligations and net unrealized losses of $(3.1) million on the HMBS obligations, which partially offset the interest income and net realized and unrealized gains on HECM loans. Other, net of $8.9 million is primarily related to $5.6 million of origination fees and $2.0 million of servicing fees. Net gains of $19.4 million on securities and loans were primarily driven by unrealized gains on proprietary reverse mortgage loans, including gains related to a securitization of proprietary reverse mortgage loans.
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
Corporate/Other
For the three-month period ended June 30, 2025, other income (loss) was $(1.8) million, consisting primarily of net losses on our Unsecured borrowings, at fair value, and related hedges. For the three-month period ended June 30, 2024, other income (loss) was $0.1 million, consisting primarily of a net gain on our Unsecured borrowings, at fair value, driven by the increase in interest rates. This gain was mostly offset by net losses on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity, also driven by the increase in interest rates.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $1.5 million for the three-month period ended June 30, 2025, as compared to $0.1 million for the three-month period ended June 30, 2024.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $17.1 million for the three-month period ended June 30, 2025, as compared to $12.0 million for the three-month period ended June 30, 2024. For the three-month period ended June 30, 2025, Earnings (losses) from investments in unconsolidated entities of $17.1 million primarily consisted of net realized and unrealized gains on investments in loan originators.
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

Results of Operations for the Six-Month Periods Ended June 30, 2025 and 2024
The following tables summarizes our results of operations by segment (as applicable) for the six-month periods ended June 30, 2025 and 2024:

	Six-Month Period Ended June 30, 2025
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$183,016	$44,987	$3,381	$231,384
Interest expense	(100,382)	(35,951)	(8,451)	(144,784)
Net interest income	82,634	9,036	(5,070)	86,600
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	73,877	30,148	—	104,025
Realized and unrealized gains (losses) on financial derivatives, net	(33,153)	(9,605)	1,156	(41,602)
Realized and unrealized gains (losses) on real estate owned, net	(7,415)	418	—	(6,997)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(36,178)	(21,030)	—	(57,208)
Realized and unrealized gains (losses) on unsecured borrowings, at fair value	—	—	(2,056)	(2,056)
Net change from HECM reverse mortgage loans, at fair value	—	345,807	—	345,807
Net change related to HMBS obligations, at fair value	—	(289,682)	—	(289,682)
Other, net	22,278	14,285	—	36,563
Total other income (loss)	19,409	70,341	(900)	88,850
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	12,362	12,362
Incentive fee to affiliate	—	—	4,533	4,533
Other investment related expenses	8,285	23,990	—	32,275
Other operating expenses	4,297	45,700	9,883	59,880
Total expenses	12,582	69,690	26,778	109,050
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	89,461	9,687	(32,748)	66,400
Income tax expense (benefit)	—	—	1,379	1,379
Earnings (losses) from investments in unconsolidated entities	25,376	—	—	25,376
Net Income (Loss)	114,837	9,687	(34,127)	90,397
Net income (loss) attributable to non-controlling interests	918	—	836	1,754
Dividends on preferred stock	—	—	14,071	14,071
Net Income (Loss) Attributable to Common Stockholders	$113,919	$9,687	$(49,034)	$74,572
Net Income (Loss) Per Common Share	$1.22	$0.10	$(0.52)	$0.80
(1)See Note 16 of the notes to the condensed consolidated financial statements for further details on management fee rebates.

	Six-Month Period Ended June 30, 2024
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total
Interest Income (Expense)
Interest income	$180,193	$18,006	$3,791	$201,990
Interest expense	(110,939)	(17,172)	(9,227)	(137,338)
Net interest income	69,254	834	(5,436)	64,652
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	12,289	(6,621)	—	5,668
Realized and unrealized gains (losses) on financial derivatives, net	36,748	18,607	(7,297)	48,058
Realized and unrealized gains (losses) on real estate owned, net	(3,046)	—	—	(3,046)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(13,714)	(326)	—	(14,040)
Unrealized gains (losses) on unsecured borrowings, at fair value	—	—	3,696	3,696
Net change from HECM reverse mortgage loans, at fair value	—	352,202	—	352,202
Net change related to HMBS obligations, at fair value	—	(305,654)	—	(305,654)
Other, net	5,333	9,828	—	15,161
Total other income (loss)	37,610	68,036	(3,601)	102,045
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	11,541	11,541
Other investment related expenses	6,279	18,044	—	24,323
Other operating expenses	2,176	37,863	10,737	50,776
Total expenses	8,455	55,907	22,278	86,640
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	98,409	12,963	(31,315)	80,057
Income tax expense (benefit)	—	—	202	202
Earnings (losses) from investments in unconsolidated entities	14,268	—	—	14,268
Net Income (Loss)	112,677	12,963	(31,517)	94,123
Net income (loss) attributable to non-controlling interests	567	38	777	1,382
Dividends on preferred stock	—	—	13,479	13,479
Net Income (Loss) Attributable to Common Stockholders	$112,110	$12,925	$(45,773)	$79,262
Net Income (Loss) Per Common Share	$1.32	$0.15	$(0.53)	$0.94
(1)See Note 16 of the notes to the condensed consolidated financial statements for further details on management fee rebates.
Net Income (Loss) Attributable to Common Stockholders
For the six-month period ended June 30, 2025 we had net income (loss) attributable to common stockholders of $74.6 million, compared to $79.3 million for the six-month period ended June 30, 2024. The decline in our results of operations was primarily due to a decrease in total other income and an increase in total expenses, partially offset by increases in net interest income and earnings from investments in unconsolidated entities.
Interest Income
Interest income was $231.4 million for the six-month period ended June 30, 2025, as compared to $202.0 million for the six-month period ended June 30, 2024. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the six-month-period ended June 30, 2025 increased to $183.0 million, as compared to $180.2 million for the six-month period ended June 30, 2024.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the six-month periods ended June 30, 2025 and 2024:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six-month period ended June 30, 2025	$169,459	$4,547,183	7.45%	$6,980	$290,642	4.80%	$176,439	$4,837,825	7.29%
Six-month period ended June 30, 2024	$158,942	$4,239,302	7.50%	$13,927	$689,575	4.04%	$172,869	$4,928,877	7.01%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the six-month period ended June 30, 2025, interest income from our credit portfolio was $169.5 million, as compared to $158.9 million for the six-month period ended June 30, 2024. This period-over-period increase was primarily driven by a larger average credit portfolio, partially offset by slightly lower average asset yields for the six-month period ended June 30, 2025.
For the six-month period ended June 30, 2025 and 2024, interest income from our Agency RMBS was $7.0 million and $13.9 million, respectively. This period-over-period decrease was due to a significantly smaller Agency portfolio in the current period, partially offset by higher average asset yields for the six-month period ended June 30, 2025.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Amortization Adjustment. For the six-month period ended June 30, 2025 we had a positive Catch-up Amortization Adjustment of $0.9 million which increased our interest income. Comparatively, for the six-month period ended June 30, 2024 we had a negative Catch-up Amortization Adjustment of $(0.6) million which decreased our interest income. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 4.20% and 7.26%, respectively, for the six-month period ended June 30, 2025. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 4.21% and 7.04%, respectively, for the six-month period ended June 30, 2024.
In addition, we had $4.0 million and $5.6 million of interest income related to long U.S. Treasury securities and reverse repo on short U.S. Treasury securities for the six-month periods ended June 30, 2025 and 2024, respectively, which we generally use to hedge our exposure to changes in interest rates.
Longbridge
For the six-month periods ended June 30, 2025 and 2024, interest income from the Longbridge segment was $45.0 million and $18.0 million, respectively. The increase was primarily related to a larger portfolio of proprietary reverse mortgage loans period over period, as well as an increase in interest income related to reverse repo on short positions in U.S. Treasury securities for the six-month period ended June 30, 2025.
Corporate/Other
For the six-month periods ended June 30, 2025 and 2024, interest income not allocable to either the investment portfolio segment or the Longbridge segment was $3.4 million and $3.8 million, respectively, primarily related to interest income earned on cash balances and cash collateral held by counterparties.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our unsecured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the six-month periods ended June 30, 2025 and 2024, we had total interest expense of $144.8 million and $137.3 million, respectively.
Investment Portfolio
Total interest expense in our investment portfolio segment decreased to $100.4 million for the six-month period ended June 30, 2025, as compared to $110.9 million for the six-month period ended June 30, 2024. The decline in interest expense was primarily the result of a decline in financing rates and a decline in average borrowings on our smaller Agency RMBS portfolio. These declines were partially offset by an increase in borrowings on our larger credit portfolio.

The table below summarizes the components of interest expense in our Investment Portfolio for the six-month periods ended June 30, 2025 and 2024.

	Six-Month Period Ended
(In thousands)	June 30, 2025	June 30, 2024
Repos and Total Other Secured Borrowings	$99,959	$108,862
Securities Sold Short (1)	393	2,034
Other	30	43
Total	$100,382	$110,939
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the six-month periods ended June 30, 2025 and 2024.

	Six-Month Period Ended
	June 30, 2025			June 30, 2024
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,530,167	$90,990	5.20%	$3,166,018	$86,790	5.51%
Agency RMBS	209,014	4,741	4.57%	576,022	15,971	5.58%
Subtotal(1)	3,739,181	95,731	5.16%	3,742,040	102,761	5.52%
U.S. Treasury Securities	189,597	4,228	4.50%	222,247	6,101	5.52%
Total	$3,928,778	$99,959	5.13%	$3,964,287	$108,862	5.52%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 4.30% and 4.35% for the six-month periods ended June 30, 2025 and 2024, respectively. Excluding the Catch-up Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing targeted assets less the average cost of funds on our secured borrowings (including actual and accrued periodic payments on interest rate swaps as described above), was 2.96% and 2.68% for the six-month periods ended June 30, 2025 and 2024, respectively. These metrics do not include costs associated with any unsecured debt or costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Longbridge
Interest expense in the Longbridge segment primarily relates to Other secured borrowings and repurchase agreements. For the six-month periods ended June 30, 2025 and 2024, interest expense in the Longbridge segment was $36.0 million and $17.2 million, respectively. The increase in interest expense in the current period was primarily due to a significant increase in our average borrowings as well as an increase in interest expense on securities sold short, partially offset by a decrease in financing costs for the six-month period ended June 30, 2025.
The table below summarizes the components of interest expense in the Longbridge segment for the six-month periods ended June 30, 2025 and 2024.

	Six-Month Period Ended
(In thousands)	June 30, 2025	June 30, 2024
Repos and Total Other Secured Borrowings	$30,432	$17,123
Securities Sold Short (1)	5,519	50
Total	$35,951	$17,172
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
For the six-month period ended June 30, 2025, our average borrowings in the Longbridge segment were $1.1 billion and our average cost of funds was 5.68%. This compares to average borrowings of $421.5 million and an average cost of funds of 8.17% for the six-month period ended June 30, 2024.
Corporate/Other
Certain items of interest expense are not allocable to either the investment portfolio segment or the Longbridge segment,

such as interest expense on our Unsecured borrowings and certain cash collateral held by us. Total interest expense not allocable to either the investment portfolio segment or the Longbridge segment was $8.5 million and $9.2 million for the six-month periods ended June 30, 2025 and 2024, respectively.
The table below summarizes the components of interest expense not included in either segment for the six-month periods ended June 30, 2025 and 2024.

	Six-Month Period Ended
(In thousands)	June 30, 2025	June 30, 2024
Unsecured borrowings	$8,432	$9,098
Other (1)	19	129
Total	$8,451	$9,227
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
Base Management Fees
Corporate/Other
For the six-month period ended June 30, 2025, the net base management fee, which is based on total equity at the end of each quarter less any applicable rebates our Manager credited us, was $12.4 million as compared to $11.5 million for the six-month period ended June 30, 2024. The increase in the net base management fee period over period was due to a larger capital base at the end of each of the first two fiscal quarters of 2025, as compared to 2024. See Note 16 of the notes to our condensed consolidated financial statements for further detail on management fee rebates.
Incentive Fees
Corporate/Other
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. For the six-month period ended June 30, 2025, we incurred an incentive fee of $4.5 million. No incentive fee was incurred for the six-month period ended June 30, 2024, since our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the six-month periods ended June 30, 2025 and 2024, other investment related expenses were $32.3 million and $24.3 million, respectively.
Investment Portfolio
For the six-month periods ended June 30, 2025 and 2024, Other investment related expenses in our investment portfolio segment were $8.3 million and $6.3 million, respectively. The increase in other investment related expenses was primarily due to an increase in due diligence expenses on newly originated loans we purchased as well as an increase in servicing expense on our larger average residential and commercial mortgage loan portfolios during the period.
Longbridge
Other investment related expenses in the Longbridge segment primarily consist of servicing expense related to reverse mortgage loans and various loan origination expenses. For the six-month periods ended June 30, 2025 and 2024, Other investment related expenses were $24.0 million and $18.0 million, respectively. The increase in Other investment related expenses in the Longbridge segment was primarily due to an increase in servicing and various loan origination expenses resulting from our larger holdings and originations of reverse mortgage loans.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $59.9 million for the six-month period ended June 30, 2025 as compared to $50.8 million for the six-month period ended June 30, 2024.

Investment Portfolio
Other operating expenses in our investment portfolio segment were $4.3 million and $2.2 million for the six-month periods ended June 30, 2025 and 2024, respectively. The increase in other operating expenses for the six-month period ended June 30, 2025 was due to an increase in compensation and benefits expense.
Longbridge
For the six-month periods ended June 30, 2025 and 2024, other operating expenses in the Longbridge segment were $45.7 million and $37.9 million, respectively. These expenses primarily consist of compensation and benefits expense, and consist to a lesser extent of various overhead costs including rent expense, licensing fees, expenses related to office equipment, and amortization of intangible assets. The period-over-period increase was primarily due to an increase in compensation and benefits expenses and professional fees.
Corporate/Other
For the six-month periods ended June 30, 2025 and 2024, other operating expenses not allocable to either the investment portfolio segment or the Longbridge segment were $9.9 million and $10.7 million, respectively. The period-over-period decrease in other operating expenses was primarily due to a decrease in professional fees and compensation and benefits expense.
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
Investment Portfolio
For the six-month period ended June 30, 2025, other income (loss) was $19.4 million, consisting primarily of net realized and unrealized gains of $73.9 million on our securities and loans and $22.3 million of Other, net. These gains were partially offset by net unrealized losses of $(36.2) million on our Other secured borrowings, at fair value, $(33.2) million on our financial derivatives, and $(7.4) million on real estate owned, net. Net realized and unrealized gains of $73.9 million on our securities and loans were primarily on non-QM loans and retained tranches, Agency and non-Agency RMBS, closed-end second lien loans, HELOC loans, commercial mortgage loans, and other ABS. These gains were partially offset by net realized and unrealized losses on consumer loans and CLOs. Net realized and unrealized losses of $(33.2) million on our financial derivatives were primarily related to net realized and unrealized losses on our interest rate swaps, driven by the decline in interest rates during the first half of the year, as well as net losses on our credit hedges. Other, net of $22.3 million consists primarily of realized gains on foreign currency transactions, unrealized gains on foreign currency remeasurement, various origination and loan income, and rental income. We recognized net unrealized losses of $(36.2) million on our Other secured borrowings, at fair value for the quarter ended June 30, 2025, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized gains of $45.6 million, which are included in Unrealized gains (losses) on securities and loans, net.
For the six-month period ended June 30, 2024, other income (loss) was $37.6 million, consisting primarily of net realized and unrealized gains of $36.7 million on our financial derivatives, $12.3 million on our securities and loans, and $5.3 million of Other, net. These gains were partially offset by net unrealized losses of $(13.7) million on our Other secured borrowings, at fair value, and net realized and unrealized losses of $(3.0) million on real estate owned, net. Net realized and unrealized gains of $36.7 million on our financial derivatives were primarily related to net realized and unrealized gains, driven by higher interest rates, on our interest rate swaps, and to a lesser extent, our TBAs and U.S. Treasury futures. Net realized and unrealized gains of $12.3 million on our securities and loans were primarily on non-QM loans, commercial mortgage loans, and non-Agency RMBS. These gains were partially offset by net realized and unrealized losses on Agency RMBS and residential transition loans. Other, net of $5.3 million consisted primarily of various origination and loan income, rental income, and income and net realized and unrealized gains on our Forward MSR-related investment. We recognized net unrealized losses of $(13.7) million on our Other secured borrowings, at fair value for the three-month period ended June 30, 2024, related to borrowings on our securitized non-QM loans. These securitized non-QM loans had net unrealized gains of $16.9 million, which are included in Unrealized gains (losses) on securities and loans, net.

Longbridge
For the six-month period ended June 30, 2025, other income (loss) from the Longbridge segment was $70.3 million, consisting primarily of gains from Net change from HECM reverse mortgage loans, at fair value of $345.8 million, net gains of $30.1 million on securities and loans, and $14.3 million of Other, net, which were partially offset by Net change related to HMBS obligations, at fair value of $(289.7) million, net losses of $(21.0) million on Other secured borrowings, at fair value, and net losses of $(9.6) million on financial derivatives. Net change from HECM reverse mortgage loans at fair value of $345.8 million primarily consisted of $297.1 million of coupon income on HECM loans, as well as net realized and unrealized gains of $52.1 million on HECM loans primarily driven by profitable new originations and tail fundings, as well as tighter yield spreads. Net change related to HMBS obligations, at fair value of $(289.7) million primarily consisted of $(277.2) million of interest expense on the HMBS obligations and net unrealized losses of $(12.5) million on the HMBS obligations, which partially offset the interest income and net realized and unrealized gains on HECM loans. Other, net of $14.3 million is primarily related to $8.6 million of origination fees and $4.1 million of servicing fees. Net gains of $30.1 million on securities and loans were primarily driven by unrealized gains on proprietary reverse mortgage loans, including gains related to a securitization of proprietary reverse mortgage loans.
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
Corporate/Other
For the six-month period ended June 30, 2025, other income (loss) was $(0.9) million, consisting primarily of net losses on our Unsecured borrowings, at fair value, partially offset by net gains on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity. For the six-month period ended June 30, 2024, other income (loss) was $(3.6) million, consisting primarily of a net loss on the fixed payer interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity, partially offset by a net gain on our Unsecured borrowings, at fair value, in each case driven by the increase in interest rates.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $1.4 million for the six-month period ended June 30, 2025, as compared to $0.2 million for the six-month period ended June 30, 2024.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $25.4 million for the six-month period ended June 30, 2025, as compared to $14.3 million for the six-month period ended June 30, 2024. For the six-month period ended June 30, 2025, Earnings (losses) from investments in unconsolidated entities of $25.4 million primarily consisted of net realized and unrealized gains on investments in loan originators, investments in unconsolidated entities related to risk retention related vehicles related to non-QM loan securitizations, and investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates.
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

The following tables reconcile, for the three- and six-month periods ended June 30, 2025 and 2024 our Adjusted Distributable Earnings by segment to the line on our Condensed Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended June 30, 2025				Three-Month Period Ended June 30, 2024(1)
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Longbridge	Corporate/Other	Total
Net Income (Loss)	$57,433	$10,681	$(17,041)	$51,073	$69,476	$4,209	$(13,613)	$60,072
Income tax expense (benefit)	—	—	1,475	1,475	—	—	142	142
Net income (loss) before income tax expense (benefit)	57,433	10,681	(15,566)	52,548	69,476	4,209	(13,471)	60,214
Adjustments:
Realized (gains) losses, net(2)	2,099	—	—	2,099	34,875	—	1,059	35,934
Unrealized (gains) losses, net(3)	1,003	6,155	1,293	8,451	(50,663)	1,441	(2,679)	(51,901)
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(4)	—	479	—	479	—	(394)	—	(394)
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	63	—	—	63	(720)	—	—	(720)
Adjustment related to consolidated proprietary reverse mortgage loan securitizations(5)	—	(5,624)	—	(5,624)	—	—	—	—
Non-capitalized transaction costs and other expense adjustments(6)	1,803	1,104	224	3,131	1,081	181	321	1,583
(Earnings) losses from investments in unconsolidated entities	(17,072)	—	—	(17,072)	(12,042)	—	—	(12,042)
Adjusted distributable earnings from investments in unconsolidated entities(7)	9,084	—	—	9,084	6,333	—	—	6,333
Total Adjusted Distributable Earnings	$54,413	$12,795	$(14,049)	$53,159	$48,340	$5,437	$(14,770)	$39,007
Dividends on preferred stock	—	—	7,036	7,036	—	—	6,825	6,825
Adjusted Distributable Earnings attributable to non-controlling interests	587	—	532	1,119	486	23	308	817
Adjusted Distributable Earnings Attributable to Common Stockholders	$53,826	$12,795	$(21,617)	$45,004	$47,854	$5,414	$(21,903)	$31,365
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$0.56	$0.13	$(0.22)	$0.47	$0.56	$0.06	$(0.26)	$0.36
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
(6)For the three-month period ended June 30, 2025, includes $1.6 million of non-capitalized transaction costs, $1.3 million of non-cash equity compensation and depreciation expense, and $0.2 million of various other expenses. For the three-month period ended June 30, 2024, includes $1.1 million of non-capitalized transaction costs, $0.3 million of non-cash equity compensation expense, and $0.2 million of various other expenses.
(7)Includes our proportionate share of net interest income, net loan origination income (expense), and operating expenses for certain investments in unconsolidated entities including certain of our non-consolidated equity investments in loan originators that have been making (or are expected to make) distributions to us. The additional adjusted distributable earnings related to our equity investments in certain loan originators was $3.1 million for the three-month period ended June 30, 2024.

	Six-Month Period Ended June 30, 2025				Six-Month Period Ended June 30, 2024(1)
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Longbridge	Corporate/Other	Total
Net Income (Loss)	$114,837	$9,687	$(34,127)	$90,397	$112,677	$12,963	$(31,517)	$94,123
Income tax expense (benefit)	—	—	1,379	1,379	—	—	202	202
Net income (loss) before income tax expense (benefit)	114,837	9,687	(32,748)	91,776	112,677	12,963	(31,315)	94,325
Adjustments:
Realized (gains) losses, net(2)	9,547	—	1,384	10,931	64,127	—	2,679	66,806
Unrealized (gains) losses, net(3)	(10,344)	11,583	(1,478)	(239)	(76,607)	1,890	(2,784)	(77,501)
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(4)	—	4,349	—	4,349	—	(14,337)	—	(14,337)
Incentive fee to affiliate	—	—	4,533	4,533	—	—	—	—
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	(875)	—	—	(875)	577	—	—	577
Adjustment related to consolidated proprietary reverse mortgage loan securitizations(5)	—	(9,635)	—	(9,635)	—	—	—	—
Non-capitalized transaction costs and other expense adjustments(6)	2,911	2,772	485	6,168	2,004	1,135	822	3,961
(Earnings) losses from investments in unconsolidated entities	(25,376)	—	—	(25,376)	(14,268)	—	—	(14,268)
Adjusted distributable earnings from investments in unconsolidated entities(7)	14,786	—	—	14,786	9,078	—	—	9,078
Total Adjusted Distributable Earnings	$105,486	$18,756	$(27,824)	$96,418	$97,588	$1,651	$(30,598)	$68,641
Dividends on preferred stock	—	—	14,071	14,071	—	—	13,479	13,479
Adjusted Distributable Earnings attributable to non-controlling interests	959	—	892	1,851	702	7	522	1,231
Adjusted Distributable Earnings Attributable to Common Stockholders	$104,527	$18,756	$(42,787)	$80,496	$96,886	$1,644	$(44,599)	$53,931
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$1.12	$0.20	$(0.46)	$0.86	$1.15	$0.02	$(0.53)	$0.64
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
(6)For the six-month period ended June 30, 2025, includes $3.3 million of non-capitalized transaction costs, $1.9 million of non-cash equity compensation and depreciation expense, and $1.0 million of various other expenses. Prior period has been updated to conform to current period presentation to exclude the adjustment of $3.1 million relating to debt issuance costs related to the securitization of reverse mortgage loans. For the six-month period ended June 30, 2024, includes $2.0 million of non-capitalized transaction costs, $0.6 million of merger and other business transition-related expenses, $0.6 million of non-cash equity compensation expense, and $0.8 million of various other expenses.
(7)Includes our proportionate share of net interest income, net loan origination income (expense), and operating expenses for certain investments in unconsolidated entities including certain of our non-consolidated equity investments in loan originators that have been making (or are expected to make) distributions to us. The additional adjusted distributable earnings related to our equity investments in certain loan originators was $5.0 million for the six-month period ended June 30, 2024.

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
We held cash and cash equivalents of approximately $211.0 million and $192.4 million as of June 30, 2025 and December 31, 2024, respectively.
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	June 30, 2025		December 31, 2024
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$333,562	14.2%	$852,062	33.0%
31 - 60 Days	218,321	9.3%	177,469	6.9%
61 - 90 Days	146,002	6.2%	130,048	5.0%
91 - 120 Days	879,836	37.5%	130,829	5.1%
121 - 150 Days	15,569	0.7%	70,078	2.7%
151 - 180 Days	147,544	6.3%	35,723	1.4%
181 - 364 Days	346,280	14.7%	985,452	38.1%
> 364 Days	260,344	11.1%	202,379	7.8%
	$2,347,458	100.0%	$2,584,040	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2025, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 24.4% with respect to credit portfolio assets, 25.2% with respect to reverse mortgage loans, 5.7% with respect to Agency RMBS assets, and 22.2% overall. As of December 31, 2024, the weighted average contractual haircuts were 23.8% with respect to credit portfolio assets, 17.8% with respect to reverse mortgage loans, 5.9% with respect to Agency RMBS assets, and 20.8% overall.
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

As of June 30, 2025 and December 31, 2024, we had $2.3 billion and $2.6 billion, respectively, of borrowings outstanding under our repos. As of June 30, 2025, the remaining terms on our repos ranged from 1 day to 382 days, with a weighted average remaining term of 135 days. Our repo borrowings were with a total of 24 counterparties as of June 30, 2025. As of June 30, 2025, our repos had interest rates ranging from 2.84% to 7.69%, with a weighted average borrowing rate of 5.90%. As of December 31, 2024, the remaining terms on our repos ranged from 2 days to 563 days, with a weighted average remaining term of 169 days. Our repo borrowings were with a total of 24 counterparties as of December 31, 2024. As of December 31, 2024, our repos had interest rates ranging from 3.65% to 7.96%, with a weighted average borrowing rate of 6.12%. Investments transferred as collateral under repos had an aggregate fair value of $3.0 billion and $3.3 billion as of June 30, 2025 and December 31, 2024, respectively. It is expected that amounts due upon maturity of our repos will be funded primarily through the roll/re-initiation of repos and, if we are unable or unwilling to roll/re-initiate our repos, through free cash and proceeds from the sale of securities.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2025	$2,347,458	$2,511,780	$2,659,554
March 31, 2025	2,568,627	2,623,924	2,675,171
December 31, 2024	2,584,040	2,610,301	2,779,028
September 30, 2024(1)	2,642,052	2,450,025	2,642,052
June 30, 2024(1)	2,301,976	2,289,971	2,371,482
March 31, 2024	2,517,747	2,550,390	2,648,371
December 31, 2023	2,967,437	2,640,625	2,967,437
September 30, 2023	2,573,043	2,605,359	2,707,121
June 30, 2023	2,557,864	2,402,711	2,557,864
March 31, 2023(2)	2,285,898	2,464,050	2,641,488
December 31, 2022	2,609,685	2,859,085	2,915,610
September 30, 2022	2,895,019	2,877,500	2,912,264
(1)Average borrowings outstanding have been updated in the current period to correct for prior quarter.
(2)During this quarter, our borrowings decreased as the size of our investment portfolio decreased, driven primarily by our participation in a non-QM loan securitization in February 2023.
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including non-QM loans and REO, European residential mortgage loans, commercial mortgage loans, consumer loans and ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs; such transactions are accounted for as secured borrowings. As of June 30, 2025 and December 31, 2024, we had outstanding borrowings related to such transactions in the amount of $2.5 billion and $2.2 billion, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Condensed Consolidated Balance Sheet. As of June 30, 2025 and December 31, 2024, the fair value of assets collateralizing our Total other secured borrowings was $2.7 billion and $2.4 billion, respectively. Additionally, as of June 30, 2025, as an HMBS issuer, we had HMBS-related obligations of $9.8 billion collateralized by $9.9 billion of HMBS assets and as of December 31, 2024, we had HMBS-related obligations of $9.2 billion collateralized by $9.2 billion of HMBS assets; HMBS assets include HECM loans as well as REO and claims and other receivables. See Note 14 in the notes to our condensed consolidated financial statements for further information on our other secured borrowings and HMBS-related obligations.
As of June 30, 2025 and December 31, 2024, we had $262.8 million and $297.7 million, respectively, of outstanding unsecured borrowings. As of June 30, 2025, our outstanding unsecured borrowings were comprised of $210.0 million of 5.875% Senior Notes due April 2027, $37.8 million of 6.00% Senior Notes due August 2026, and $15.0 million of unregistered junior subordinated unsecured debt securities, the "Trust Preferred Debt." The Trust Preferred Debt includes $10.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 3.26% and which matures on October 7, 2033, and $5.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 2.51% and which matures on July 7, 2035. See Note 14 in the notes to our condensed consolidated financial statements for further detail on our unsecured borrowings.

As of June 30, 2025, we had an aggregate amount at risk under our repos with 23 counterparties of approximately $632.6 million, and as of December 31, 2024, we had an aggregate amount at risk under our repos with 23 counterparties of approximately $687.6 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of June 30, 2025 and December 31, 2024, does not include approximately $3.9 million and $3.2 million, respectively, of net accrued interest receivable (payable), which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2025, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with six counterparties of approximately $11.3 million. We also had $72.9 million of initial margin for cleared over-the-counter ("OTC") derivatives posted to central clearinghouses as of that date. As of December 31, 2024, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with seven counterparties of approximately $9.4 million. We also had $57.6 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2025, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with two counterparties of approximately $0.4 million. As of December 31, 2024, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.3 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We have an "at-the-market" offering program for shares of our common stock (the "Common ATM Program") in connection with which we have entered into equity distribution agreements with sales agents. Under the current equity distribution agreements we are authorized to offer and sell up to $300.0 million of common stock from time to time. During the three-month period ended June 30, 2025, we issued 3,428,400 shares of common stock under the Common ATM Program which provided $44.5 million of net proceeds after $0.3 million of agent commissions and $0.1 million of offering costs; we did not issue any shares of common stock under the Common ATM Program during the three-month period ended June 30, 2024. During the six-month period ended June 30, 2025, we issued 7,178,788 shares of common stock under the Common ATM Program which provided $95.3 million of net proceeds after $0.7 million of agent commissions and $0.2 million of offering costs. During the six-month period ended June 30, 2024, we issued 2,103,725 shares of common stock under the Common ATM Program which provided $26.9 million of net proceeds after $0.2 million of agent commissions and $47 thousand of offering costs. As of June 30, 2025, we had a remaining authorization to issue $203.8 million of common shares.
We have commenced an "at-the-market" offering for our Series A Preferred Stock and Series B Preferred Stock (the "Preferred ATM Program"), in connection with which we have entered into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") and/or 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") from time to time. As of June 30, 2025, we had remaining authorization under the Preferred ATM Program to issue $99.5 million of preferred stock. We did not issue any preferred stock under the Preferred ATM Program during the three- or six-month periods ended June 30, 2025 and 2024.

In accordance with the terms of the Arlington Merger Agreement, each of the 957,133 outstanding shares of Arlington’s 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, was automatically converted into the right to receive one newly issued share of our 8.250% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series E Preferred Stock"). The Series E Preferred Stock became redeemable by us on March 30, 2024 and was fully redeemed on December 13, 2024.
Our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $50 million of common stock (the "Common Share Repurchase Program"). The Common Share Repurchase Program is open-ended in duration and allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. During the three-month period ended June 30, 2024, we repurchased 14,735 shares at an average price per share of $10.95 and a total cost of $0.2 million. During the six-month period ended June 30, 2024, we repurchased 62,300 shares of common stock at an average price per share of $11.00 and a total cost of $0.7 million. We did not repurchase any common shares during the three- or six-month periods ended June 30, 2025. As of June 30, 2025, we have authorization to repurchase an additional $45.1 million of common stock under the Common Share Repurchase Program.
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
The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the condensed consolidated financial statements) for the six-month periods ended June 30, 2025 and 2024:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
2025:
June 9, 2025	0.13	12,873	June 30, 2025	July 31, 2025
May 7, 2025	0.13	12,789	May 30, 2025	June 30, 2025
April 3, 2025	0.13	12,434	April 30, 2025	May 27, 2025
March 7, 2025	0.13	12,424	March 31, 2025	April 25, 2025
February 10, 2025	0.13	11,904	February 28, 2025	March 25, 2025
January 8, 2025	0.13	11,904	January 31, 2025	February 25, 2025
2024:
June 10, 2024	0.13	11,164	June 28, 2024	July 25, 2024
May 7, 2024	0.13	11,164	May 31, 2024	June 25, 2024
April 8, 2024	0.13	11,164	April 30, 2024	May 28, 2024
March 7, 2024	0.13	11,166	March 29, 2024	April 25, 2024
February 7, 2024	0.15	12,885	February 29, 2024	March 25, 2024
January 8, 2024	0.15	12,885	January 31, 2024	February 26, 2024
On July 8, 2025, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on August 29, 2025 to stockholders of record as of July 31, 2025. On August 7, 2025, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on September 30, 2025 to stockholders of record as of August 29, 2025.

The following table sets forth the dividend distributions authorized by the Board of Directors during the three-month periods ended June 30, 2025 and 2024 and payable to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
June 9, 2025	$0.6153410	$2,831	June 30, 2025	July 30, 2025
March 7, 2025	0.6090310	2,830	March 31, 2025	April 30, 2025
June 10, 2024	0.4218750	1,941	June 28, 2024	July 30, 2024
March 7, 2024	0.4218750	1,941	March 29, 2024	April 30, 2024
Series B Preferred Stock:
June 9, 2025	0.3906250	1,883	June 30, 2025	July 30, 2025
March 7, 2025	0.3906250	1,883	March 31, 2025	April 30, 2025
June 10, 2024	0.3906250	1,883	June 28, 2024	July 30, 2024
March 7, 2024	0.3906250	1,883	March 29, 2024	April 30, 2024
Series C Preferred Stock:
June 9, 2025	0.5390625	2,156	June 30, 2025	July 30, 2025
March 7, 2025	0.5390625	2,156	March 31, 2025	April 30, 2025
June 10, 2024	0.5390625	2,156	June 28, 2024	July 30, 2024
March 7, 2024	0.5390625	2,156	March 29, 2024	April 30, 2024
Series D Preferred Stock:
June 9, 2025	0.4375000	166	June 20, 2025	June 30, 2025
March 7, 2025	0.4375000	166	March 20, 2025	March 30, 2025
June 10, 2024	0.4375000	166	June 20, 2024	July 1, 2024
March 7, 2024	0.4375000	166	March 20, 2024	April 1, 2024
Series E Preferred Stock:
June 10, 2024	0.7170790	686	June 20, 2024	July 1, 2024
March 7, 2024	0.5156250	494	March 20, 2024	April 1, 2024
At those times when cash flows from our operating activities are insufficient to fund our dividend payments, we fund such dividend payments through cash flows from our investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize our cash flows for the six-month periods ended June 30, 2025 and 2024.
For the six-month period ended June 30, 2025, our operating activities used net cash in the amount of $336.9 million and our investing activities used net cash in the amount of $1.13 billion. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $1.00 billion. We received $1.28 billion in proceeds from the issuance of Total other secured borrowings, and we used $1.15 billion for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $328.3 million during the six-month period ended June 30, 2025. We received proceeds from the issuance of HMBS-related obligations of $777.5 million and used $399.7 million for principal payments on HMBS-related obligations. We used $34.9 million to repay the 6.75% senior notes. We received proceeds from the issuance of common stock, net of underwriters' discounts, commissions, and offering costs paid, of $95.5 million and contributions from non-controlling interests of $11.9 million. We used $87.5 million to pay dividends and $12.8 million for distributions to non-controlling interests (our joint venture partners). As a result there was an increase in our cash holdings of $21.7 million, from $208.9 million as of December 31, 2024 to $230.6 million as of June 30, 2025.
For the six-month period ended June 30, 2024, our operating activities used net cash in the amount of $148.1 million and our investing activities provided net cash in the amount of $469.3 million. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) used net cash of $373.8 million. We received $803.1 million in proceeds from the issuance of Total other secured borrowings, and we used $813.5 million for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $63.0 million during the six-month period ended June 30, 2024. We received proceeds from HMBS-related obligations of $650.7 million and used $560.0 million for principal payments on HMBS-related obligations. We received proceeds from the issuance of common and preferred stock, net of underwriters' discounts and commissions, agent commissions, and offering costs paid, of $26.4 million and contributions from non-controlling interests of $8.8 million. We used $80.3 million to pay dividends, $7.9 million for distributions to non-controlling interests (our joint venture partners), and $0.7 million to repurchase common stock. As a result there was a decrease in our cash holdings of $25.9 million, from $230.5 million as of December 31, 2023 to $204.6 million as of June 30, 2024.

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
Off-Balance Sheet Arrangements
As of June 30, 2025, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment to provide funding to any such entities, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
Longbridge has a fiduciary responsibility related to escrow balances held in trust for borrowers' draws and other custodial funds due to servicing customers; as of June 30, 2025 the amount held in such accounts was $97.4 million. These funds, which do not represent assets or liabilities of ours, are maintained in segregated accounts at Longbridge, and accordingly, are not reflected on the Condensed Consolidated Balance Sheet.
At June 30, 2025, we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at June 30, 2025 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of June 30, 2025, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$6,628	0.39%	$12,734	0.75%	$(7,151)	(0.42)%	$(14,823)	(0.88)%
Long TBAs	3,451	0.20%	6,118	0.36%	(4,234)	(0.25)%	(9,252)	(0.55)%
Short TBAs	(5,976)	(0.35)%	(10,467)	(0.62)%	7,461	0.44%	16,407	0.97%
Non-Agency RMBS, CMBS, ABS, Loans, and MSRs	26,457	1.57%	45,686	2.70%	(33,686)	(1.99)%	(74,602)	(4.41)%
U.S. Treasury Securities and Interest Rate Swaps, Options, and Futures	(31,328)	(1.85)%	(63,420)	(3.75)%	30,568	1.81%	60,375	3.57%
Corporate Securities and Other	(327)	(0.02)%	(720)	(0.04)%	260	0.01%	453	0.03%
Repurchase Agreements, Reverse Repurchase Agreements, and Unsecured Borrowings	(2,023)	(0.12)%	(4,062)	(0.24)%	2,006	0.12%	3,996	0.24%
Total	$(3,118)	(0.18)%	$(14,131)	(0.84)%	$(4,776)	(0.28)%	$(17,446)	(1.03)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our June 30, 2025 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Eighth Amended and Restated Management Agreement, by and among Ellington Financial Inc., Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, entered into as of March 11, 2025 and made effective as of April 1, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 11, 2025)

10.2
Ninth Amended and Restated Management Agreement, by and among Ellington Financial Inc., Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, entered into and effective as of August 11, 2025

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

ELLINGTON FINANCIAL INC.
Date:	August 11, 2025	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	August 11, 2025	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)