Form 10-K
period 2025-12-31
Ellington Financial Inc.
filed 2026-03-02
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common shares held by non-affiliates was $1,333,824,255 based on the closing price as reported by the New York Stock Exchange on that date.
Number of shares of the Registrant's common stock outstanding as of February 27, 2026: 124,649,023
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement with respect to its 2026 Annual Meeting of Stockholders to be filed not later than April 30, 2026 are incorporated by reference into Part III hereof as noted therein.

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
Our Company
We are a Delaware corporation operating as a real estate investment trust ("REIT") and are listed on the New York Stock Exchange ("NYSE") under the symbol “EFC.” We were formed in July 2007 and became a publicly traded company following our initial public offering in October 2010.
We employ a credit-focused investment strategy and manage a diversified portfolio totaling approximately $4.9 billion as of December 31, 2025. Our primary objective is to generate attractive risk-adjusted total returns for our stockholders by making investments that we believe appropriately compensate us for the risks we assume. Our strategic focus is on residential and commercial mortgage loan investments, sourced through a diverse array of loan origination channels, including certain affiliated loan originators. We opportunistically invest in both loans and securities. Through Longbridge Financial LLC (“Longbridge”), a wholly-owned and consolidated subsidiary of our Operating Partnership, we are also in the business of originating, servicing, and investing in reverse mortgage loans.
We are externally managed and advised by our Manager, an affiliate of Ellington, which is responsible for administering our business activities and day-to-day operations. Pursuant to a services agreement between our Manager and Ellington, our Manager relies on Ellington’s personnel and infrastructure to support our operations. Most members of our executive management team also serve as officers of our Manager and Ellington.

We intend to maintain our qualification to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). Provided that we maintain our qualification as a REIT, we generally will not be subject to U.S. federal, state, and local income tax on our REIT taxable income that is currently distributed to our stockholders, so long as we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders by prescribed dates and comply with various other requirements. Any taxes paid by a taxable REIT subsidiary (“TRS”) will reduce the cash available for distribution to our stockholders.
We acquire and manage mortgage-related, consumer-related, corporate-related, and other financial assets, including those listed below. For a more detailed description of our targeted asset classes, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Targeted Asset Classes."
•Agency RMBS, including (i) whole pool pass-through certificates; (ii) partial pool pass-through certificates; and (iii) agency collateralized mortgage obligations ("CMOs"), including interest only securities ("IOs"), principal only securities ("POs"), and inverse interest only securities ("IIOs");
•CMBS and Commercial Mortgage Loans, including (i) CMBS; (ii) CLOs backed by commercial mortgage loans ("CRE CLOs"); and (iii) commercial mortgage loans and other commercial real estate debt;
•Consumer Loans and ABS, including (i) consumer loans; (ii) ABS backed by consumer loans; (iii) ABS backed by Small Business Administration ("SBA") loans, including IOs backed by SBA loans; and (iv) retained tranches from securitizations to which we have contributed assets;
•Corporate CLOs, including (i) corporate CLO debt and equity tranches; and (ii) investments in CLO loan accumulation facilities;
•Mortgage-Related Derivatives, including (i) To-Be-Announced mortgage pass-through certificates ("TBAs"); (ii) credit default swaps ("CDS") on individual RMBS, on the CMBX and other mortgage-related indices; and (iii) other mortgage-related derivatives;
•Non-Agency RMBS, including: (i) RMBS backed by prime jumbo, Alt-A, non-QM, manufactured housing, and subprime mortgages; (ii) RMBS backed by fixed rate mortgages, Adjustable rate mortgages ("ARMs"), Option-ARMs, and Hybrid ARMs; (iii) RMBS backed by mortgages on single-family-rental properties; (iv) RMBS backed by first-lien and second-lien mortgages; (v) RMBS backed by performing and non-performing mortgages; (vi) investment grade and non-investment grade securities; (vii) senior and subordinated securities; (viii) IOs, POs, IIOs, and inverse floaters; (ix) collateralized debt obligations ("CDOs"); (x) RMBS backed by European residential mortgages ("European RMBS"); (xi) retained tranches from securitizations in which we have participated; and (xi) credit risk transfer securities ("CRTs");
•Residential mortgage loans, including: (i) residential mortgage loans that are not deemed "qualified mortgage" loans under the rules of the Consumer Financial Protection Bureau ("non-QM loans"); (ii) residential "transition loans," such as residential bridge loans and residential "fix-and-flip" loans; (iii) residential non-performing mortgage loans ("NPLs"); (iv) re-performing loans ("RPLs"), which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount; (v) residential mortgage loans that meet the criteria for inclusion in an Agency securitization ("Agency-eligible residential mortgage loans"); (vi) retained tranches from securitizations to which we have contributed assets; (vii) reverse mortgage loans; (viii) closed-end second lien mortgage loans; and (ix) home equity line of credit loans ("HELOCs");
•Strategic investments, including strategic equity and/or debt investments in loan originators, loan servicers, and mortgage-related entities;
•Other investments, including: (i) Mortgage servicing rights ("MSRs") and MSR-related investments; (ii) real estate, including commercial and residential real property; (iii) corporate debt and equity securities and corporate loans; (iv) non-mortgage-related derivatives; and (v) IO strips backed by small business administration loans.
Our loan investments include performing, non-performing, and sub-performing loans. We also invest in the debt and/or equity of other entities engaged in loan-related businesses, such as loan originators and mortgage-related entities. In connection with our investments in loan originators, we may enter into flow agreements that will allow us to purchase loans from those originators in accordance with the parameters set forth in the applicable flow agreement.
In addition, we may from time to time acquire real property.
We also opportunistically utilize derivatives and other hedging instruments to hedge our interest rate risk, yield spread risk, credit risk, and foreign currency risk.
We have two reportable operating segments, which we refer to as the Investment Portfolio Segment and the Longbridge Segment.

Longbridge is primarily engaged in the business of originating, purchasing, selling and servicing reverse mortgage loans, including home equity conversion mortgage loans, or "HECM loans." Longbridge maintains its corporate office in Paramus, New Jersey, with branch offices in multiple states. Longbridge is approved as a Title II, non-supervised direct endorsement mortgagee with the U.S. Department of Housing and Urban Development, or "HUD." In addition, Longbridge is an approved issuer of Ginnie Mae HECM-backed securities, or "HMBS." Longbridge also originates and services non-FHA guaranteed proprietary reverse mortgage loan products, typically jumbo loans (i.e., loans with balances exceeding FHA limits), and other loan products.
On December 14, 2023, we completed the merger between Arlington Asset Investment Corp., a Virginia corporation ("Arlington"), and our subsidiary EF Merger Sub Inc. (the "Arlington Merger"), through which we increased our capital base and added a portfolio of investments and borrowings that we believe were complementary to our existing investment portfolio and liability structure.
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager currently does not have any employees and instead relies on the employees of Ellington to perform its obligations to us. Ellington is an investment management firm and registered investment advisor with an over 30-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives.
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
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance database, and operational expertise. For example, Ellington's analytic approach to the investment process involves the collection of substantial amounts of data regarding historical performance of MBS collateral and MBS market transactions. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, over its long investing history, Ellington has developed strong relationships with a wide array of dealers and other market participants, providing it with access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2025, Ellington had over 170 employees and had assets under management of approximately $20.1 billion.
Our Strategy
We utilize an opportunistic strategy to seek to generate attractive, risk-adjusted returns. We pursue value across various types of mortgage-related, consumer-related, corporate-related, and other financial assets, through investments primarily in loans and securities.
Our strategy is adaptable to changing market environments, subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and maintaining our exclusion from registration as an investment company under the Investment Company Act. As a result, although we currently focus on the targeted assets described in the section captioned "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Targeted Asset Classes," our acquisition and management decisions depend on prevailing market conditions and our targeted asset classes may vary over time in response to market conditions. We may engage in a high degree of trading volume as we implement our strategy. Our Manager is authorized to follow very broad investment guidelines and, as a result, we cannot predict our portfolio composition. We expect to continue to hold certain of our assets through one or more domestic taxable REIT subsidiaries, or "TRSs." As a result, a portion of the income from such assets will be subject to U.S. federal and state corporate income tax. We may change our strategy and policies without a vote of our stockholders. Moreover, although our independent directors may periodically review our investment guidelines and our portfolio, they generally do not review our proposed asset acquisitions or asset management decisions.
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
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of December 31, 2025, the majority of our recourse borrowings consisted of repurchase agreements, or "repos." Currently, the majority of our repos are collateralized by residential mortgage loans. In a repo, we sell an asset to a counterparty at a discounted value, or the "Loan Amount," and simultaneously agree to repurchase the same asset from such counterparty at a specified later date at a price equal to the Loan Amount plus an interest charge. Despite being legally structured as sales and subsequent repurchases, repos are accounted for as collateralized borrowings under U.S. Generally Accepted Accounting Principles, or "U.S. GAAP." During the term of a repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repo financings are often used to purchase the assets subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repo arrangements on securities are documented under the Securities Industry and Financial Markets Association's, or "SIFMA's," standard form master repurchase agreement with the ability for both parties to demand margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. Our repo arrangements on loans are governed by master repurchase agreements that are negotiated and customized facilities, with customized terms governing such matters as termination/principal amortization, advance rates, calculation of market value, and the rules for margin demands or declines in advance rates. As the value of our collateral fluctuates, under most of our master repurchase agreements, we and our repo counterparties are required to post additional collateral to each other from time to time as part of the normal course of our business. Our repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty.
In addition to using repos to finance many of our assets, we have also entered into securitization transactions and secured borrowing facilities to finance other assets. For those secured financings, other than repos, for which the associated transfer of assets is not accounted for as a sale, the associated borrowings are included under the captions Other secured borrowings and Other secured borrowings, at fair value, on our Consolidated Balance Sheet. In addition, we have issued senior notes, or "Senior Notes," that are unsecured and are effectively subordinated to our secured indebtedness, to the extent of the value of the collateral securing such indebtedness.
Finally, we have also raised equity capital to finance acquisitions of our assets, including through public offerings of our common and preferred stock, and as a result of the Arlington Merger, where we issued additional shares of our common and preferred stock in exchange for Arlington common and preferred shares.
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
Base Management Fees, Incentive Fees, and Reimbursement of Expenses
Base Management Fees
Under the management agreement, we pay our Manager a base management fee quarterly in arrears in an amount equal to 1.50% per annum of the total equity of the Operating Partnership (calculated in accordance with U.S. GAAP) as of the end of each fiscal quarter (before deductions for base management and incentive fees payable with respect to such fiscal quarter), provided that the equity of the Operating Partnership is adjusted to exclude one-time events pursuant to changes in U.S. GAAP, as well as non-cash charges after discussion between our Manager and our independent directors, and approval by a majority of our independent directors in the case of non-cash charges.
Incentive Fees
In addition to the base management fee, with respect to each fiscal quarter we pay our Manager an incentive fee equal to the excess, if any, of (i) the product of (A) 25% and (B) the excess of (1) our Adjusted Net Income (as defined below) for the Incentive Calculation Period (which means such fiscal quarter and the immediately preceding three fiscal quarters) over (2) the sum of the Hurdle Amounts (described below) for the Incentive Calculation Period, over (ii) the sum of the incentive fees already paid or payable for each fiscal quarter in the Incentive Calculation Period preceding such fiscal quarter.
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
For purposes of calculating the incentive fee, the “Hurdle Amount” for any fiscal quarter is equal to the product of (i) the total members’ equity of the Operating Partnership, calculated in accordance with U.S. GAAP as of the end of the immediately preceding fiscal quarter, adjusted to exclude the effects of one-time events resulting from changes in U.S. GAAP, as well as non-cash charges, in each case after discussion between the Manager and the Company’s independent directors and, in the case of non-cash charges, approval by a majority of the Company’s independent directors, and (ii) one-fourth of the Hurdle Rate. For purposes of the Management Agreement, the “Hurdle Rate” means the greater of (A) 9% and (B) 3% plus the 10-year U.S. Treasury rate for such fiscal quarter. The Hurdle Amount is appropriately adjusted for any issuances or repurchases of shares of common stock during the applicable fiscal quarter.

Reimbursement of Expenses
Other than with respect to our subsidiary Longbridge, we do not maintain an office or employ personnel, but rather we rely on the facilities and resources of our Manager to conduct our operations. We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Under the management agreement, we are required to reimburse our Manager for certain operating expenses that it incurs on our behalf in the performance of its duties, including, among other things, our allocable portion of the costs incurred by our Manager for certain dedicated or partially dedicated personnel, based on the portion of their working time and efforts spent on our matters and subject to approval of the reimbursed amounts by the Compensation Committee of our Board of Directors. These dedicated and partially dedicated personnel include a chief financial officer, one or more controllers, an in-house legal counsel, internal audit staff in connection with Sarbanes-Oxley compliance initiatives and certain other personnel performing duties for us, including certain personnel involved in the implementation of our more operationally intensive strategies, such as personnel involved in loan acquisition and loan management.
Term and Termination
The management agreement has a current term that expires on December 31, 2026, and will automatically renew for a one year term on each anniversary date thereafter unless notice of non-renewal is delivered by either party to the other party no earlier than 270 days and no later than 180 days prior to the expiration of the then current term. Our independent directors review our Manager's performance annually, and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding common shares, based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination that the fees payable to our Manager are not fair, subject to our Manager's right to prevent such a fee-based termination by agreeing to a mutually acceptable reduction of its fees. In the event we terminate the management agreement without cause or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of (i) the average annual base management fees paid or payable to our Manager, and (ii) the average annual incentive fees paid or payable to our Manager, in each case calculated by reference to the two most recent 12-month periods ending on the last day of the most recently completed fiscal quarter prior to the date of the notice of termination or non-renewal.
We may also terminate the management agreement, without payment of the termination fee, upon 30 days' prior written notice from our Board of Directors to our Manager (and, where applicable, following any applicable cure period) for cause, which is defined as:
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
•the dissolution of our Manager; and
•the occurrence of certain changes of control of our Manager, including but not limited to, the departure of Mr. Vranos from senior management of Ellington, whether through resignation, retirement, withdrawal, disability, death or termination of employment with or without cause or for any other reason.
Our Manager may terminate the management agreement effective upon 60 days prior written notice of termination to us in the event that we or the Operating Partnership default in the performance or observance of any material term, condition or covenant in the management agreement and the default continues for a period of 30 days after written notice to us or the Operating Partnership, as applicable, specifying such default and requesting that the same be remedied in such 30-day period. In the event our Manager terminates the management agreement due to our default in the performance or observance of any material term, condition, or covenant in the management agreement, we will be required to pay our Manager the termination fee in accordance with the management agreement. Our Manager may also terminate the management agreement in the event we become regulated as an investment company under the Investment Company Act, with such termination deemed to occur immediately prior to such event; provided, however, that in the case of such termination, if our Manager was not at fault for our becoming regulated as an investment company under the Investment Company Act, we will be required to pay the termination fee.

Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages, and expects to continue to manage, other funds, accounts, and vehicles that have strategies that are similar to, or that overlap with, our strategy; as of December 31, 2025, these other funds, accounts, and vehicles, represented approximately $20.1 billion of assets under management (including $10.6 billion of accounts that do not employ financial leverage). Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will equitably participate with Ellington's other accounts in all such opportunities on an overall basis. Ellington's Investment and Risk Management Committee and its Compliance Committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
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
Regulations Applicable to Longbridge
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
•the prohibition on unfair, deceptive, or abusive acts or practices (“UDAAP”) under the Dodd-Frank Act, which authorizes the CFPB to take enforcement action against entities engaging in practices that are unfair, deceptive, or abusive in connection with consumer financial products or services;

•the Uniform Electronic Transactions Act (“UETA”) and related federal and state electronic signature laws, which validate the use of electronic records and signatures in commercial and consumer transactions and impose requirements on the use, retention, and enforceability of electronic documentation in connection with mortgage loan origination and servicing activities;
•regulations promulgated by the U.S. Department of Housing and Urban Development (“HUD”) governing the origination, servicing, and securitization of Home Equity Conversion Mortgages (“HECMs”), including eligibility, counseling, disclosure, underwriting, and documentation requirements applicable to FHA-insured reverse mortgage products.
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
Furthermore, in 2020 in response to the COVID-19 pandemic, Longbridge became subject to additional regulations and requirements. These include the CARES Act as well as multiple forbearance programs, various foreclosure and eviction moratoriums, and other programs implemented by states, agencies and regulators. The CFPB also promulgated certain amendments to RESPA (Regulation X) with respect to loss mitigation, early intervention call requirements, and initiating new foreclosures. These federal protections for borrowers expired on January 1, 2022; however, certain states and localities have implemented additional foreclosure-related requirements or borrower protection measures that may affect the timing and administration of foreclosure proceedings.
In recent years, the general trend among federal, state and local legislative bodies and regulatory agencies, as well as state attorneys general, has been toward increasing laws, regulations, investigative proceedings and enforcement actions relating to residential mortgage lenders and servicers.
Human Capital Resources
Other than with respect to our subsidiary Longbridge, we have no employees and all of our executive officers, and our dedicated or partially dedicated personnel, which include our Chief Financial Officer, Chief Accounting Officer, controller, accounting staff, in-house legal counsel, internal audit staff, and other personnel providing services to us are employees of Ellington or one or more of its affiliates. See "—Management Agreement" above. As of December 31, 2025, Longbridge had approximately 500 employees.
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

Item 1A. Risk Factors
Summary of Risk Factors
Risks Related To Our Investments and Investment Activities
•Difficult conditions in the mortgage, real estate, and financial markets, including economic downturns, inflation, elevated interest rates, declining property values, and tightening credit availability, could adversely affect the value of our investments and our financial performance. Market volatility and economic instability may lead to increased borrower delinquencies, declining liquidity, and reduced availability of financing, all of which could negatively impact our returns.
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
•We depend on service providers, including mortgage servicers, for a variety of services related to many of our assets, including MSRs, RMBS, CRTs, securitizations, and loan pools. If servicers fail to perform effectively, including loss mitigation efforts or foreclosure processing, we may experience increased delinquencies, reduced cash flows, and reputational harm. We may also be affected by deficiencies in foreclosure practices by third parties, which could cause delays and additional legal risks.
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
Risks Related to our Loan Origination and Servicing Businesses
•Our loan origination and servicing businesses require substantial capital, and our ability to operate depends on access to financing and compliance with regulatory requirements. Changes in funding sources or capital requirements could impact profitability.
•The performance of our Longbridge business is highly dependent on government-backed reverse mortgage programs. Changes to FHA, or Ginnie Mae policies could disrupt origination volumes, increase costs, or limit the availability of government insurance for HECM loans.
•We rely on third-party subservicers and service providers for compliance, loan administration, and operational support. Failures or deficiencies in their performance could expose us to financial, operational, and reputational risks.
Other Business Risks
•We may change our investment strategy, investment guidelines, hedging strategy, operating and/or management policies, or REIT election without stockholder approval, which could impact our business model and future distributions.
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
•Ellington manages multiple investment accounts, which may create conflicts of interest in allocating investment opportunities and resources.
•Our Manager’s incentive-based fee structure may encourage investments that carry higher risk, which may not align with the interests of our stockholders.
Risks Related to Our Common Stock and Preferred Stock
•Stockholders may not receive dividends or dividends may decline over time. Our stock price may be volatile, and the market for our common stock may have limited liquidity. Market fluctuations, interest rate changes, and broader economic trends may affect stock performance.
•Future issuances of debt or equity securities could dilute existing stockholders, reduce cash flow to our existing common stockholders and/or to service debt, increase leverage, or impact dividend distributions.
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
Our business is materially affected by conditions in the residential and commercial mortgage markets, the residential and commercial real estate markets, the financial markets, and the economy, including inflation, interest rates, energy costs, unemployment, geopolitical issues, tariffs, advancements in tools that harness generative artificial intelligence and other machine learning techniques (such tools, collectively, “AI”), concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential and commercial mortgage markets in the U.S. and Europe have experienced a variety of difficulties and challenging economic conditions in the past, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, loan origination companies and mortgage-related investment vehicles incurred extensive losses from exposure to the residential and commercial mortgage markets as a result of these difficulties and conditions. These factors have impacted, and may in the future impact, investor perception of the risks associated with residential and commercial mortgage loans, MBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values for residential and commercial mortgage loans, MBS, other real estate-related securities and various other asset classes in which we may invest have experienced, and may in the future experience, significant volatility. Any deterioration of the mortgage market and investor perception of the risks associated with residential and commercial mortgage loans, MBS, other real estate-related securities, and various other assets that we acquire could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac, and Ginnie Mae and the U.S. Government, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
The payments we receive on our Agency RMBS depend upon a steady stream of payments on the underlying mortgages and such payments are guaranteed by the Federal National Mortgage Association, or "Fannie Mae," the Federal Home Loan Mortgage Corporation, or "Freddie Mac," or GNMA. In addition, Longbridge originates and services HECMs, which are insured by FHA, and which are eligible for inclusion in Ginnie Mae-guaranteed HMBS. Fannie Mae and Freddie Mac are government-sponsored enterprises, or "GSEs," but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae, which guarantees MBS backed by federally insured or guaranteed loans primarily consisting of loans insured by FHA, or guaranteed by the Department of Veterans Affairs is part of the U.S. Department of Housing and Urban Development and its guarantees are backed by the full faith and credit of the United States. Finally, cash flows from our MSR-related investments depend on the performance of the underlying loans.
In September 2008, in response to the deteriorating financial condition of Fannie Mae and Freddie Mac, the U.S. Government placed Fannie Mae and Freddie Mac into the conservatorship of the Federal Housing Finance Agency, or "FHFA," their federal regulator, pursuant to its powers under the Housing and Economic Recovery Act of 2008. Under this conservatorship, Fannie Mae and Freddie Mac are required to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS. In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Treasury entered into Preferred Stock Purchase Agreements ("PSPAs") with the FHFA and has taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity in an effort to ensure their financial stability. In January 2025, the FHFA and the U.S. Treasury announced modifications to the PSPAs intended to support an orderly approach to any eventual release of Fannie Mae and Freddie Mac from conservatorship and to reflect certain existing practices. FHFA also indicated that it would solicit public input, before releasing either Fannie Mae or Freddie Mac from conservatorship, regarding the potential impacts on the housing market.
Statements, policy proposals, and regulatory initiatives regarding housing finance reform, including proposals relating to the structure, capitalization, government support, or conservatorship status of Fannie Mae and Freddie Mac, as well as leadership and policy direction at FHFA, could create significant uncertainty in the housing finance system. These developments and any future initiatives (including the potential efforts to privatize Fannie Mae and Freddie Mac and end their federal conservatorship), could reduce or eliminate the availability of government guarantees, reduce liquidity in the Agency RMBS market, increase mortgage rates, widen yield spreads, exacerbate market uncertainty, and adversely affect valuations of Agency RMBS and other mortgage-related assets. Additionally, proposed leadership changes at the FHFA and shifts in regulatory priorities may further impact the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae, increasing market volatility and credit risk, and could materially adversely affect our investments, financing capabilities, and overall financial condition.
Fannie Mae, Freddie Mac, and Ginnie Mae could be dissolved, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac, or Ginnie Mae were eliminated, or their structures were to change radically, or if the U.S. Government significantly reduced its support for any or all of them, the value of our currently held Agency RMBS could drop significantly, and we may be unable or significantly limited in our ability to acquire Agency RMBS, which, in turn, could materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act and our ability to maintain our qualification as a REIT. Such changes could also materially adversely affect Longbridge, including its ability to originate HECMs and securitize them through HMBS. With respect to HECM loans that are insured by FHA, the extent of the insurance is limited, and there are situations where the servicer will not recoup all cash outlays. In instances where the servicer is unable to liquidate the underlying REO property within certain timeframes and guidelines, FHA insurance proceeds will be determined relative to an appraised value of the subject property. If the eventual sale price of the related REO property is lower than the appraisal, the servicer will be exposed to an additional loss.
Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the credit quality of the guarantees, increase the risk of loss on purchases of Agency RMBS issued by these GSEs (or MSRs with underlying loans guaranteed by these GSEs) and have broad adverse market implications for the Agency RMBS they currently guarantee. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the value of our Agency RMBS and our Forward MSR-related investments. In addition, any market uncertainty that arises from such proposed changes could have a similar impact on us and our Agency RMBS and our Forward MSR-related investments.
In addition, we rely on our Agency RMBS as collateral for our financings under our repos. Any decline in their value, or perceived market uncertainty about their value, could make it more difficult for us to obtain financing on our Agency RMBS on acceptable terms or at all, or to maintain compliance with the terms of any financing transactions.
Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, our assets.
The U.S. Government, through the U.S. Treasury, FHA, and the Federal Deposit Insurance Corporation, or "FDIC," has at various points in time, including in response to the COVID-19 pandemic, and may again in the future, implement programs designed to provide homeowners with assistance in avoiding mortgage loan foreclosures or otherwise mitigating mortgage delinquencies and defaults, particularly during periods of economic stress or market disruption. These programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans, the implementation of foreclosure moratoriums, payment deferral programs, or other relief initiatives.
Loan modification and refinance programs may adversely affect the performance of Agency and non-Agency RMBS, residential mortgage loans and MSRs. In the case of non-Agency RMBS, residential mortgage loans, and MSRs, loan modifications, including those related to principal forgiveness and coupon reduction, would generally be expected to negatively impact the realized yields and cash flows on such assets. See also "—Prepayment rates can change, adversely affecting the performance of our assets."
In addition, the U.S. Congress and various state and local legislatures may enact mortgage-related legislation, and governmental authorities may implement mitigation or consumer relief initiatives. We cannot predict whether or in what form these changes may be enacted and how they may affect our business or whether any such legislation will require us to change our practices or adjust our portfolio. Such changes could include expanded loan modification programs, amendments to bankruptcy laws, changes to refinancing eligibility standards for loans associated with Fannie Mae, Freddie Mac, or Ginnie Mae, forbearance or deferral programs, foreclosure prevention measures, tenant protections, judicial modifications of loan principal in bankruptcy, changes to escrow requirements, increased consumer protection enforcement relating to mortgage origination, servicing, loss mitigation, or foreclosure practices, or the imposition of assignee liability for origination-related violations. These actions could increase compliance costs, expose us to litigation, repurchase or indemnification obligations, extend delinquency resolution timelines, alter cash flows, reduce asset valuations or returns, and materially adversely affect our business, financial condition, results of operations, and ability to pay dividends to our stockholders.

The principal and interest payments on our residential mortgage whole loans, non-Agency RMBS and CRTs are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.
Our portfolio includes residential mortgage whole loans that do not conform to the Fannie Mae or Freddie Mac underwriting guidelines, as well as non-Agency RMBS and CRT which are backed by, or reference, such mortgage loans. Examples of such mortgage loans include subprime, manufactured housing, Alt-A, prime jumbo, non-QM, and single-family-rental mortgage loans. Consequently, the principal and interest on such mortgage loans, non-Agency RMBS and CRT securities are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. Government.
A residential mortgage loan is typically secured by single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, high unemployment, high energy costs, acts of God, pandemics such as the COVID-19 pandemic, war or other geopolitical conflict, terrorism, elevated inflation, tariffs, social unrest, and civil disturbances, may impair borrowers' abilities to repay their mortgage loans. In periods following home price declines, "strategic defaults" (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. Additionally, these risks are exacerbated with respect to second-lien mortgage loans (including HELOCs and closed-end second lien loans), which are especially vulnerable to borrower distress and defaults, as they are subordinate to first-lien loans and only recover value after the first-lien obligations have been satisfied. As a result, losses on second-lien mortgage loans tend to be higher in foreclosure scenarios, and recovery prospects are significantly weaker, especially in declining real estate markets or economic downturns. Further, the recent period of elevated interest rates has led to significant higher monthly costs for homeowners who have purchased their homes more recently, while also slowing prepayments on older, lower-rate mortgages, each of which could contribute to higher defaults on the mortgage loans underlying many of our investments.
In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. We may also be exposed to a reduction in a borrower's mortgage debt by a bankruptcy court. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In many jurisdictions, legislation has been enacted that has the effect of making the foreclosure process more difficult, lengthier, and more expensive, and additional such legislation may be enacted in the future.
Residential mortgage loans are also subject to property damage caused by hazards, such as earthquakes, fires or environmental hazards, not covered by standard property insurance policies, or "special hazard risk." Special hazard-related risks also include the risk of rising property insurance costs, the risk of insurers cancelling or non-renewing insurance coverage, and the risk of increased climate-related losses, particularly in regions affected by hurricanes, droughts, wildfires, and flooding. In addition, certain claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, environmental hazards, and other liabilities, including property taxes, each of which may further increase potential losses on certain of our investments. In some cases, these liabilities may be "recourse liabilities" or may otherwise lead to losses in excess of the purchase price of the related mortgage or property.
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
Some of the non-Agency RMBS in which we invest are collateralized by Alt-A and subprime mortgage loans, which are mortgage loans that were originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans (mortgage loans that generally conform to Fannie Mae or Freddie Mac underwriting guidelines). In addition, we have acquired, and may acquire in the future, European RMBS, including retained tranches from European RMBS securitizations in which we have participated. These European RMBS are backed by residential mortgage loans that were typically originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans in the United States. The underwriting guidelines for the mortgage loans that collateralize many of the non-Agency RMBS and European RMBS in which we invest are more permissive as to borrower credit history or credit score, borrower debt-to-income ratio, loan-to-value ratio, and/or as to documentation (such as whether and to what extent borrower income was required to be disclosed or verified). In addition, even when specific underwriting guidelines are represented by loan originators as having been used in connection with the origination of mortgage loans, there can be no assurance that these guidelines have actually been followed, and/or will be followed in the future, as a result of aggressive lending practices, fraud (including borrower or appraisal fraud), or other factors. Mortgage loans that are underwritten pursuant to less stringent or looser underwriting guidelines, or that are poorly underwritten to their stated guidelines, have experienced, and should be expected to experience in the future, substantially higher rates of delinquencies, defaults, and foreclosures than those experienced by mortgage loans that are underwritten in a manner more consistent with Fannie Mae or Freddie Mac guidelines. These risks may be heightened for loans originated outside of the GSE underwriting framework, including certain non-QM or other expanded-credit products, particularly where borrower repayment capacity is more sensitive to changes in interest rates, home prices, employment conditions or consumer liquidity.
As a result of the higher delinquency rates and losses associated with Alt-A, subprime mortgage loans and European mortgage loans, the performance of RMBS backed by Alt-A, subprime mortgage loans, and European mortgage loans that we may acquire could be negatively affected, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders, particularly during periods of economic stress, rising interest rates, reduced borrower liquidity, or declining residential property values.
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
We rely on our Manager and our Manager relies on the analytical models (both proprietary and third-party models) of Ellington and information and data supplied by Ellington itself and by third parties. These models and data may be used to value assets or potential asset acquisitions and dispositions and also in connection with our asset management activities. If Ellington's models (including the data utilized by the models) and/or third-party data prove to be incorrect, misleading, or incomplete, any decisions made in reliance thereon could expose us to potential risks. Our Manager's reliance on Ellington's models and data could lead to us purchasing certain assets at prices that are too high, to sell certain other assets at prices that are too low, or to miss favorable opportunities altogether. Similarly, any hedging activities that are based on faulty models and data may prove to be unsuccessful.
Some of the risks of relying on analytical models and third-party data include the following:
•collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors;
•asset, collateral or MBS information (including information related to historical prepayments, defaults, cash flows, etc.) may be incorrect, incomplete, misleading, or subject to interpretation (e.g., different MBS issuers may report delinquency and default statistics based on different definitions of what constitutes a delinquent or defaulted loan); and
•models may not appropriately capture the impact of evolving market conditions, policy changes, legal or regulatory developments, or structural changes in mortgage products, borrower behavior or servicing practices.
Some models, such as prepayment models or default models, may be predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses. In addition, the predictive models used by our Manager may differ substantially from those models used by other market participants, which may result in valuations that diverge materially from actual market prices. Furthermore, because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data, and, in the case of predicting performance in scenarios with little or no historical precedent (such as extreme broad-based declines in home prices, deep economic recessions or depressions), such models must employ greater degrees of extrapolation and are therefore more speculative and of more limited reliability.
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
Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Since many RMBS, especially fixed rate RMBS, will be discount securities when interest rates are high, and will be premium securities when interest rates are low, these RMBS may be adversely affected by changes in prepayments in any interest rate environment. Prepayments may also result from borrowers’ desire to monetize a portion of the equity in their homes (“cash-out” refinancing); since higher home values (and therefore also homeowners' equity) are often correlated with lower interest rates, higher cash-out refinancing activity is also often correlated with lower interest rates. In addition, in periods of elevated interest rates, the “lock-in” effect, whereby borrowers with below-market mortgage rates are less likely to refinance or relocate, may reduce borrower mobility and refinancing activity, which may reduce prepayments relative to expectations. Prepayment rates are also affected by factors not directly tied to interest rates or home values, and these factors are difficult to predict. Prepayments can also occur when borrowers sell their properties or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the underlying property and/or from the proceeds of a mortgage insurance policy or other guarantee. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from the Agency RMBS pools that they have issued when the cost of guaranteed payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the non-performing loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans. Prepayment rates can also be affected by actions of the GSEs and their cost of capital, general economic conditions, and the relative interest rates on fixed and adjustable rate loans. Additionally, changes in the GSEs' decisions as to when to repurchase delinquent loans can materially impact prepayment rates on Agency RMBS.
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
Prepayments also significantly affect the value of MSRs because an MSR entitles the holder to receive a monthly servicing fee equal to a percentage of the unpaid principal balance of the mortgage loans, as well as other cash flows, for so long as the underlying loans are outstanding. To the extent the underlying mortgage loan principal balances are prepaid or expected to be prepaid at a faster rate, the expected future cash flows from servicing would be lower and the value of our MSR would decline. Actual prepayment rates differing from anticipated prepayment rates could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

In addition to the foregoing, prepayment risk and reinvestment risk also apply to our CLO investments. As part of the ordinary management of its portfolio, a CLO will typically generate cash flow from asset repayments and sales that is reinvested into substitute assets, subject to compliance with its investment tests and certain other conditions. If the CLO collateral manager causes the CLO to purchase substitute assets at a lower yield than those initially acquired, the excess interest-related cash flow available for distribution to the CLO equity tranches would decline. Furthermore, in most CLO transactions, CLO debt investors are subject to the risk that the holders of a majority of the equity tranche can direct a call or refinancing of a CLO, causing such CLO’s outstanding CLO debt securities to be repaid at par earlier than expected. Such early repayments could adversely affect the investment performance of our CLO debt investments and thereby our overall profitability, similar to the effects of mortgage prepayments on our mortgage-related investments.
Draw Rates on reverse mortgages can change in ways that adversely affect the value of reverse mortgages pools, IOs and MSRs.
Reverse mortgage borrowers often have an undrawn line of credit entitling the borrower to demand future draws from the servicer. A substantial portion of reverse MSR values comes from the expectation that while the servicer funds such future draws at par, it will be able to securitize and sell such future draws at a premium. However, recent interest rate volatility, elevated interest rates, and ongoing policy uncertainty could significantly impact reverse mortgage draw rates, affecting the value of reverse mortgage loans, residual tranches, and MSRs.
Elevated interest rates may discourage borrowers from drawing on their reverse mortgage lines of credit, which could reduce expected future cash flows for servicers. Additionally, if liquidity conditions tighten or securitization markets weaken, our ability to sell future draws at a premium could be impaired, further reducing reverse MSR values. Any regulatory changes affecting reverse mortgage lending, including potential CFPB or HUD actions, could also introduce additional risks to draw rate expectations and securitization economics. Therefore, lower than expected borrower draw rates may have a negative impact on the value of reverse MSRs, loans, and residual tranches. Conversely, draw rates may increase more rapidly than expected, which could require servicers (and us) to fund draws earlier or in greater amounts than anticipated and could adversely affect financing costs, liquidity needs, and securitization execution.
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
Market-based inputs are generally the preferred source of values for purposes of measuring the fair value of our assets under U.S. GAAP. However, the markets for our investments have experienced, and could in the future experience, extreme volatility, reduced transaction volume and liquidity, and disruption as a result of certain events, such as the COVID-19 pandemic, the regional banking crisis in 2023, ongoing geopolitical tensions, tariffs, uncertainty in the monetary policy of the Federal Reserve (and other central banks), which has made, and could in the future make, it more difficult for our Manager, and for the third-party dealers and pricing services that we use, to rely on market-based inputs in connection with the valuation of our assets under U.S. GAAP. Furthermore, in determining the fair value of our assets, our Manager uses proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates, interest rates, default rates and loss severities. These assumptions may be impacted by the unpredictability of interest rate movements, driven by inflation dynamics and shifting guidance from the Federal Reserve (and other central banks) and these assumptions might be especially difficult to project accurately during periods of economic disruption. The fair value of certain of our investments may fluctuate over short periods of time, and our Manager’s determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Investors purchasing our securities based on an overstated book value per share may pay a higher price than the intrinsic value of our portfolio supports. Conversely, investors selling shares during a period in which our book value per share understates the value of our investments may receive a lower price for their shares than the intrinsic value of our portfolio would justify.
Our business, financial condition and results of operations, and our ability to pay dividends to our stockholders could be materially adversely affected if our Manager's fair value determinations of these assets were materially different from the values that would exist if a ready market existed for these assets.
We depend on service providers, including mortgage servicers, for a variety of services related to our MSRs, MBS, CRTs, European assets, securitizations, and whole mortgage loans and loan pools. We are, therefore, subject to the risks associated with service providers, particularly third-party service providers that we do not control.
We depend on a variety of services provided by service providers related to our MSRs, MBS, CRTs, European assets, securitizations, and whole mortgage loans and loan pools. We rely on the mortgage servicers who service the mortgage loans backing certain of our assets, including our MSRs, MBS, CRTs, our European assets, our securitizations, as well as the mortgage loans and loan pools that we own directly, to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services.
Mortgage servicers and other service providers, such as trustees, bond insurance providers, due diligence vendors, and custodians, may not always act in a manner that promotes our interests. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications, may reduce the value of our MSRs or the mortgage loans backing our MBS, CRTs, or whole mortgage loans that we acquire. Mortgage servicers may be incentivized by U.S. federal, state, or local governments to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans.
In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation and related regulatory actions may provide servicers with safe harbors from certain liabilities and may delay or restrict the initiation or completion of foreclosure proceedings, or otherwise limit actions that may be essential to preserve the value of such loans. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. In addition, state and local foreclosure mitigation or other protection measures may further delay foreclosure timelines and increase costs.
Additionally, our MSRs, MBS, CRTs, European assets, securitizations, and whole mortgage loans and loan pools could also be materially and adversely affected if the mortgage servicer is unable to service the underlying mortgage loans due to a failure to comply with applicable laws and regulations or as a result of new legislative actions, failure to perform its loss mitigation duties, a downgrade in its servicer rating, the failure to perform adequately in its external audits, or a failure in or performance of its operational systems or infrastructure (including cybersecurity incidents, data breaches, or other technology disruptions).
Further, economic disruptions may result in liquidity pressures on servicers and other vendors that we rely upon. Servicers and certain other parties are responsible for dealing with delinquent borrowers, and are responsible in certain capital markets securitization transactions for funding advances with respect to delinquent payments of principal and interest. Therefore, the more delinquent mortgagors there are, the more likely it is that servicers and other parties will experience increased expenses in dealing with delinquent borrowers and increased difficulties funding principal and interest advances. Financial strain on servicers, including as a result of rising delinquency rates, declining mortgage origination activity, industry consolidation, and/or margin compression, could increase counterparty risk and reduce the effectiveness of servicing, and could result in transfers of servicing that me be disruptive, costly, or value-impairing.
The negative impact of an economic disruption on the business and operations of such servicers or other parties responsible for funding such advances could be significant.
Most of our service providers are third parties that we do not control, and in those cases, the foregoing risks may be exacerbated. If our service providers, including mortgage servicers, do not perform as expected or act in our interests, our business, financial condition and results of operations, and ability to pay dividends to our stockholders could be materially adversely affected. See "—Our investments in MSR related assets expose us to additional risk of loss if our counterparty were unable to satisfy its obligation to us" and "—Risks Related to Our Loan Origination and Servicing Businesses—Longbridge relies on subservicers and other service providers to perform reverse mortgage servicing functions, which presents us with a number of risks."
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
One of the biggest risks affecting the residential mortgage loan, non-Agency RMBS, and European RMBS markets has been uncertainty around the timing and ability of servicers to foreclose on defaulted loans, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to RMBS holders. In response to well-publicized failures of many servicers to follow proper foreclosure procedures, mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse, and securitization processes, mortgage servicers have had in the past, and may have in the future, much more difficulty furnishing the requisite documentation to initiate or complete foreclosures.
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

The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and have affected and may continue to affect the values of, and our returns on, our investments in RMBS and residential whole loans.
To the extent that due diligence is conducted on potential assets, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.
Before committing to an investment, our Manager may decide to conduct (either directly or using third parties) certain due diligence. There can be no assurance that our Manager will conduct any specific level of due diligence, or that, among other things, our Manager's due diligence processes will uncover all relevant facts or that any purchase will be successful, any such failure could result in losses on these assets and which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Sellers of the mortgage loans that we acquire, or that underlie the non-Agency RMBS or European RMBS in which we invest, may be unable to repurchase defective mortgage loans, which could have a material adverse effect on the value of our loans, or the loans held by the trust that issued the RMBS, and could cause shortfalls in the payments due on the RMBS or losses on the mortgage loans.
Sellers of mortgage loans that we acquire, or that are sold to the trusts that issued the non-Agency RMBS or European RMBS in which we invest, make various representations and warranties related to the mortgage loans sold by them to us or the trusts that issued the RMBS. If a seller fails to cure a material breach of its representations and warranties with respect to any mortgage loan in a timely manner, then we, or the trustee or the servicer of the loans, may have the right to require that the seller repurchase the defective mortgage loan (or in some cases substitute a performing mortgage loan). It is possible, however, that for financial or other reasons, the seller either may not be willing or able to repurchase defective mortgage loans, or may dispute the validity of or otherwise resist its obligation to repurchase defective mortgage loans. In addition, repurchase claims may be subject to contractual limitations, statutes of limitations, cure periods, litigation risk, or other defenses that may delay, limit, or eliminate recoveries. The inability or unwillingness of a seller to repurchase defective mortgage loans from us or from a non-Agency RMBS trust or European RMBS trust in which we invest would likely cause higher rates of delinquencies, defaults, and losses for the mortgage loans we hold, or the mortgage loans backing such non-Agency RMBS or European RMBS, and ultimately greater losses for our investment in such assets. These risks may become more acute as we acquire mortgage loans from a larger number of third-party sellers, increase our volume of loan acquisitions from outside sellers, or have exposure to sellers with differing financial strength, business models, or concentrations, any of which could increase the likelihood that one or more sellers may be unable or unwilling to honor their repurchase obligations.
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
In the case of CRTs and subordinated RMBS and CMBS, the risk of defaults on the underlying mortgages and/or declining real estate values is amplified (particularly in light of the distress in certain real estate sectors, such as the office sector), as are the risks associated with possible changes in the market's perception of any entity issuing or guaranteeing such securities, or by changes in government regulations and tax policies. In the case of CLOs, the risk of economic recession and declining creditworthiness of corporate borrowers would be amplified by rising corporate default rates, tightening credit conditions, and potential credit downgrades in leveraged loan markets. Accordingly, the subordinated and lower-rated (or unrated) securities in which we invest may experience significant price and performance volatility and are subject to greater risk of loss than more senior and/or higher-rated securities, which, if realized, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Changes in market conditions may cause a decrease in the issuance volumes of certain of our targeted assets, which could adversely affect our ability to acquire assets that satisfy our investment objectives, and which could adversely affect the loan originators in which we invest.
Rising interest rates, elevated interest rate volatility and/or elevated yield spreads generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of targeted assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives, and could also adversely affect the mortgage loan originators in which we are invested, whose businesses depend on demand from borrowers for mortgage loans. In addition, constrained housing supply, reduced housing affordability and the “lock-in” effect may reduce mortgage origination and refinancing activity, which could further reduce issuance volumes of certain targeted assets and of the loan originators in which we are invested. If changes in market conditions cause us to be unable to acquire a sufficient volume of our targeted assets with a yield that is above our borrowing cost, or adversely impact Longbridge and other loan originators in which we invest, our ability to satisfy our investment objectives and to generate income and pay dividends to our stockholders may be materially and adversely affected.
Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets.
Some of our assets are fixed rate or have a fixed-rate component (including non-QM loans, residential transition loans, and RMBS backed by hybrid ARMs). This means that the interest we earn on these assets will not vary over time based upon changes in a short-term interest rate index. Although the interest we earn on our ARMs, our RMBS backed by ARMs, and many of our CLO investments generally will adjust for changing interest rates, such interest rate adjustments may not occur as quickly as the interest rate adjustments to any related borrowings, and such interest rate adjustments will generally be subject to interest rate caps, which potentially could cause such assets to acquire many of the characteristics of fixed rate assets during periods of rising or high interest rates. We generally fund our assets with borrowings whose interest rates reset frequently, and as a result we generally have an interest rate mismatch between our assets and liabilities, which could cause our net interest margin (the spread between the average yield on our assets and our average borrowing costs) to compress, or even become negative. While our interest rate hedges are intended to mitigate a portion of this mismatch, the use of interest rate hedges also introduces the risk of other interest rate mismatches and exposures, as does the use of other financing techniques. In addition, periods of elevated interest rate volatility may increase the costs and complexity of hedging and financing our portfolio.
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
Fixed-income assets, including many RMBS, typically decline in value if interest rates increase. If long-term rates were to increase significantly, such as we observed during 2022 and parts of 2023 and 2024, not only would the market value of these assets be expected to decline, but these assets could lengthen in duration because borrowers would be less likely to prepay their mortgages.
Interest rates can change quickly and are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Moreover, concerns over the United States’ debt ceiling and budget-deficit have increased the possibility of downgrades by rating agencies to the U.S. government’s credit rating, which could cause interest rates and borrowing costs to rise substantially. Interest rate movements are highly uncertain and notoriously difficult to predict. For example, during 2022 and parts of 2023 and 2024, short-term and long-term interest rates increased significantly.
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
ARMs and hybrid ARMs (i.e., residential mortgage loans that have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to a fixed increment over a specified interest rate index) are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of the loan. Our borrowings typically are not subject to similar restrictions. Accordingly, the ARMs and hybrid ARMs that we hold (or that back RMBS that we hold) expose us to interest rate mismatch risks, particularly during prolonged periods of elevated interest rates. See "—Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets."
Certain actions by the Federal Reserve and other central banks could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Actions by the Federal Reserve (and similar actions by other central banks), including tightening or easing of monetary policy, increases or decreases in short-term interest rates, balance sheet liquidations or runoff, or other actions, or the perception that the Federal Reserve or other central banks are failing to take actions deemed necessary or advisable by the market, have caused, and could continue to cause, elevated market volatility and adversely impact the value and performance of our assets and our ability to borrow money or otherwise access capital to fund our operations. See also "—Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, and increase the risk of default on our assets, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to stockholders" for the impact of higher interest rates on our business.
If we subsequently resell or securitize any whole mortgage loans that we acquire, we may be required to repurchase such loans or indemnify purchasers if we breach representations and warranties.
If we subsequently resell or securitize any whole mortgage loans that we acquire, we would generally be required to make customary representations and warranties about such loans to the loan purchaser or securitization trust. Our residential mortgage loan sale agreements and terms of any securitizations into which we sell loans will generally require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Such repurchase demands would be expected to rise if the loans we have sold or securitized experience poor credit performance. In addition, we may be subject to indemnification obligations or other remedies, and repurchase disputes may be costly and time-consuming to resolve.
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
Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency and foreclosure, and risk of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, the market value of a commercial mortgage property is often driven by a “capitalization rate,” which represents the annual net operating income of the property expressed as a percentage of its market value. Capitalization rates tend to be correlated with long-term interest rates, and increases in capitalization rates generally reduce the market value of commercial properties. Upon maturity of our commercial mortgage loans, declines in the net operating income of the property and/or increases in then-prevailing capitalization rates (especially if interest rates have risen substantially from the time the loan was originated), may cause declines in the market value of the property, which could cause the borrower to be unable to refinance or repay the maturing loan.
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
•changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation, and the related costs of compliance; and
•general economic downturn, including from high energy costs, high unemployment, acts of God, pandemics, war or other geopolitical conflict, terrorism, elevated inflation, social unrest, and civil disturbances.
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
We also have commercial mortgage loans and CMBS where the value of the underlying properties, such as office properties, hotels, and healthcare properties, partly relies on the value associated with the operating businesses at those properties. As such, these loans bear the risks associated with the values of those commercial properties, as well as the risks associated with the underlying operating businesses. Office properties are vulnerable to potential disruptions or changes in business practices caused by technological or other innovations (such as businesses adopting remote work policies, shared spaces, and/or co-working environments), workforce reductions in certain market segments, or other factors, which has recently negatively impacted, and may continue to negatively impact, office demand in the commercial real estate sector, rental rates and occupancy levels. Distress in the commercial real estate sector, including office properties, is negatively impacting and may continue to negatively impact certain commercial real estate-related markets in which we invest, including for example, as a result of low occupancy rates, tenant defaults, the maturation of a significant amount of commercial real estate loans amid an elevated interest rate environment, tightening credit conditions imposed by traditional sources of real estate financing and refinancing, and commercial mortgage loan defaults. If these commercial properties do not generate sufficient income to pay for ongoing operating expenses, our commercial mortgage loans and/or our CMBS may not generate enough principal and/or interest to justify our investment. A decline in the performance or value of commercial mortgage loans could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Our investments in CMBS are at risk of loss.
Our investments in CMBS are at risk of loss. In general, losses on real estate securing a mortgage loan included in a securitization will be borne first by the owner of the property, then by the holder of a mezzanine loan or a subordinated participation interest in a bifurcated first-lien loan, or "B-Note," if any, then by the "first-loss" subordinated security holder

(generally, the B-piece buyer) and then by the holder of a higher-rated security. In the event of losses on mortgage loans included in a securitization and the subsequent exhaustion of any applicable reserve fund, letter of credit, or classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if any of the real estate underlying the securitization mortgage portfolio has been overvalued by the originator, or if real estate values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS, we may incur losses. These risks may be heightened during periods of elevated interest rates, reduced liquidity and tightening credit conditions, which may impair refinancing activity and increase defaults. The prices of lower credit quality securities are particularly sensitive to adverse economic downturns or individual issuer developments.
We may not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.
With respect to the CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans will be held by a "directing certificateholder" or a "controlling class representative," which is generally appointed by the holders of the most subordinate class of CMBS in such series. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests, including actions that may increase servicing fees or expenses, extend workout timelines, or result in modifications, extensions, waivers or other resolutions that may reduce or delay recoveries. For further discussion of the risks of our reliance on special servicers, see "—We rely on mortgage servicers to service effectively, including our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans that we own directly and such loss mitigation efforts may be unsuccessful or not cost effective."
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
In addition, certain non-performing or sub-performing loans that we acquire may have been originated by financial institutions that are or may become insolvent, suffer from serious financial stress, or are no longer in existence. As a result, the standards by which such loans were originated, the recourse to the selling institution, and/or the standards by which such loans are being serviced or operated may be adversely affected. Further, loans on properties operating under the close supervision of a mortgage lender are, in certain circumstances, subject to additional potential liabilities that may exceed the value of our investment.
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
•adverse changes in national and local economic and market conditions, including those related to unemployment levels, elevated inflation and high energy costs;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and zoning ordinances;
•costs of remediation and liabilities associated with environmental conditions, such as indoor mold;
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
Certain of our hedging transactions, and occasionally our investment transactions, may be short sales or short positions. Short selling may involve selling securities that are not owned and typically borrowing the same securities for delivery to the purchaser, with an obligation to repurchase the borrowed securities at a later date. Short selling allows the investor to profit from declines in market prices to the extent such declines exceed the transaction costs and the costs of borrowing the securities. A short sale may create the risk of an unlimited loss, in that the price of the underlying security might theoretically increase without limit, thus increasing the cost of repurchasing the securities. There can be no assurance that securities sold short will be available for repurchase or borrowing. Market conditions, including lower liquidity in certain asset classes and derivatives, and increased short sale restrictions imposed by regulators during periods of financial stress, could limit our ability to execute or maintain short positions effectively and could increase our borrowing costs for securities sold short.
Repurchasing securities to close out a short position can itself cause the price of the securities to rise further, thereby exacerbating the loss, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

Our investments that are denominated in foreign currencies, domiciled outside the U.S., or that involve non-U.S. assets are subject to risks associated with non-U.S. investing, including in some cases foreign currency risk.
Our investments that are denominated in foreign currencies subject us to foreign currency risk arising from fluctuations in exchange rates between such foreign currencies and the U.S. dollar. While we currently attempt to hedge the vast majority of our foreign currency exposure, we may not always choose to hedge such exposure, or we may not be able to hedge such exposure. To the extent that we are exposed to foreign currency risk, changes in exchange rates between such foreign currencies and the U.S. dollar could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Further, while our CLO investments are primarily in CLOs that hold underlying U.S. assets, we may also invest in CLOs that hold non-U.S. assets, and we expect that many of the CLO issuers in which we invest will be domiciled outside the United States. Investing directly or indirectly in non-U.S. issuers may expose us to additional risks, including political and social instability, expropriation, imposition of foreign taxes, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards, currency fluctuations and greater price volatility. Further, we, and the CLOs in which we invest, may have difficulty enforcing creditor rights in foreign jurisdictions. Non-U.S. investments may also be subject to sanctions, trade restrictions, capital controls, and other restrictions on cross-border transactions, any of which could adversely affect valuations, liquidity, and our ability to realize returns.
Risks Related to Our Financing, Hedging, and Derivative Activities
We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders, as well as increase losses when economic conditions are unfavorable.
We use leverage to finance our investment activities and to enhance our financial returns. Most of our leverage is in the form of short-term repos for our Agency and credit portfolio assets. Other forms of leverage include our term secured bank facilities, our securitizations, our unsecured borrowings and may in the future include other types of credit facilities, such as term loans and revolving credit facilities.
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
Leverage also increases the risk of our being forced to precipitously sell our assets at inopportune times. In addition, changes in market volatility, liquidity and financing conditions may result in increased margin requirements or more frequent margin calls, which could further accelerate the pace of sales and potentially amplify losses. See "—Our access to financing may not be available on favorable terms, or may be limited or completely shut off, and our lenders and derivative counterparties may require us to post additional collateral."
Our access to financing may not be available on favorable terms, or may be limited or completely shut off, and our lenders and derivative counterparties may require us to post additional collateral.
Our ability to fund our operations, meet financial obligations, and finance asset acquisitions may be impacted by an inability to secure and maintain our financing through repurchase agreements or other borrowings with our counterparties. Because repurchase agreements for securities are generally short-term transactions, lenders may respond to adverse market conditions by refusing to renew or replace, or making it more difficult for us to renew or replace, our maturing short-term borrowings, including imposing more onerous conditions or offering economically worse terms when renewing ("rolling") such repurchase agreements.
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

Moreover, we are currently party to short-term borrowings (in the form of repos) and there can be no assurance that we will be able to roll these borrowings as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms, or at all. If we are not able to renew our existing repurchase agreements or other borrowings, or arrange for new financing on terms acceptable to us, or if we default on our financial covenants (including those on our repurchase agreements, other borrowings, and our Senior Notes), are otherwise unable to access funds under our financing arrangements, or if we are required to post more collateral or face larger haircuts, we may have to dispose of assets at significantly depressed prices and/or at inopportune times, which could cause significant losses, and may also force us to curtail our asset acquisition activities. Similarly, if we were to move a financing from one counterparty to another that was subject to a larger haircut we would have to repay more cash to the original counterparty than we would be able to borrow from the new counterparty. To the extent that we might be compelled to liquidate qualifying real estate assets to repay debts, our compliance with the REIT asset tests, income tests, and distribution requirements could be negatively affected, which could jeopardize our qualification as a REIT. Losing our REIT qualification would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income and decrease profitability and cash available to pay dividends to our stockholders. Any such forced liquidations could also materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act.
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
In certain cases, a default on one financing agreement or derivative agreement (whether caused by a failure to satisfy margin calls or another event of default) can trigger "cross defaults" on other such agreements. In addition, to the extent that we or our affiliates guarantee any indebtedness or other obligations, whether of affiliates or third parties, a default under such arrangements could also result in direct payment obligations or other liabilities for us under such guarantees; in that case, our failure to perform under such guarantees could also trigger "cross defaults" on our own financing agreements and derivative agreements. Similarly, if the market value of our derivative contracts with a derivative counterparty declines in value, we generally will be subject to a margin call by the derivative counterparty.
Significant margin calls and/or increased repo haircuts could have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our stockholders, and could cause the value of our capital stock to decline. A sufficiently deep drop in market valuations and/or rapid increase in margin calls or haircuts would have an adverse impact on our liquidity, which could cause us to have to sell assets at inopportune times or prices to meet such obligations.
Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which we may not be able to issue, or which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash dividends to our stockholders, and other purposes. There can be no assurance that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders, or in the worst case, cause our insolvency.
A failure to comply with restrictive covenants in our financing arrangements would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt.
We are subject to various restrictive covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. For example, the indentures governing certain of our Senior Notes contain covenants that, among other things and subject to a number of exceptions and adjustments: limit our ability to incur additional indebtedness; require us to maintain a minimum net asset value; require us to maintain a minimum amount of assets unencumbered by liens; impose certain maximum debt-to-equity ratios; and impose certain conditions on our merger or consolidation with another company. In addition, the interest rate on certain of our Senior Notes is subject to upward adjustment based on certain changes, if any, in the ratings of the Senior Notes. Furthermore, several of our repo agreements contain financial covenants of a similar nature, including requiring us to maintain a minimum level of liquidity, a minimum level of equity, and a maximum level of additional indebtedness. Compliance with these covenants may be more difficult during periods of market stress, valuation volatility or reduced liquidity.
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
In order to generate additional cash for funding new investments, we have securitized, and may in the future seek to securitize certain of our assets, especially our loan assets. Some securitizations are treated as financing transactions for U.S. GAAP, while others are treated as sales. In a typical securitization, we convey assets to a special purpose vehicle, which then issues one or more classes of notes secured by the assets pursuant to the terms of an indenture. To the extent that we retain the most subordinated economic interests in the issuing vehicle, we would continue to be exposed to losses on the assets for as long as those retained interests remained outstanding and therefore able to absorb such losses. Furthermore, our retained interests in a securitization could be less liquid than the underlying assets themselves, and may be subject to U.S. Risk Retention Rules and similar European rules. Moreover, even though we might accumulate assets with a view towards possible securitization, we cannot be assured that we will be able to access the securitization market, or be able to do so under favorable terms, particularly during periods of market stress, reduced liquidity, or elevated interest rate volatility. The inability to securitize certain segments of our portfolio, especially certain of our loan assets, could force us to resort to what may be inferior methods of financing those assets, could force us to sell those loan assets at inopportune times, and could adversely impact our ability to grow our loan acquisition businesses. Furthermore, because we have entered into and may in the future enter into securitization transactions alongside other entities, including other Ellington affiliates, there may be conflicts between us, on the one hand, and the other entities, including other Ellington affiliates, on the other hand.
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
Longbridge originates and services reverse mortgage loans where the borrower has an undrawn line of credit entitling the borrower to demand future draws, which Longbridge as servicer may be obligated to fund. As of December 31, 2025 our commitment to fund such additional borrowing capacity was $2.3 billion. In addition, Longbridge is required to advance mortgage insurance premiums on behalf of HECM borrowers and, separately, may also be required in certain circumstances, in conjunction with its reverse MSRs, to advance funds in and rely on reimbursement from the related securitization trust (and such reimbursement by the trust may be delayed or limited due to structural, operational or liquidity constraints within the securitization structure). Longbridge typically funds these obligations on a short-term basis using available cash and/or its credit facilities, and regularly securitize these amounts (along with our servicing fees) through the issuance of HMBS tail securitizations.
A substantial portion of reverse MSR values comes from the expectation that while the servicer funds such future draws at par, it will be able to securitize and sell such future draws at a premium. However, certain market conditions, including elevated volatility and/or elevated interest rates, may depress execution levels on new HMBS tail pools. When valuing Longbridge’s reverse MSRs, the prices assumed for subsequent HMBS tail pools reflect market conditions that may not be realized. If the actual prices earned on these HMBS pools are lower than forecast, the value of Longbridge’s reverse MSRs could be materially adversely impacted.
Longbridge enters into revolving credit facilities and other financing arrangements to finance these tail draws prior to their securitization into HMBS. However, to the extent that Longbridge's funding commitments exceed its borrowing capacity under these facilities, or if it is unable to renew or replace these facilities upon maturity, Longbridge would be dependent on available cash to meet these commitments. If Longbridge’s liquidity position is insufficient to meet these commitments and Longbridge is unable to fund them through the securitization of the tails into HMBS, this could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Hedging against credit events, interest rate changes, foreign currency fluctuations, and other risks could materially adversely affect our business.
Subject to maintaining our qualification as a REIT and maintaining our exclusion from registration as an investment company under the Investment Company Act, we opportunistically pursue various hedging strategies to seek to reduce our exposure to losses from adverse credit events, interest rate changes, foreign currency fluctuations, and other risks. Hedging against a decline in the values of our portfolio positions does not prevent losses if the values of such positions decline, nor does it eliminate the possibility of fluctuations in the value of our portfolio. Hedging transactions generally will limit the opportunity for gain should the values of our other portfolio positions increase. Further, certain hedging transactions could result in significant losses. Qualification as a REIT may require that we forgo certain hedging activities or undertake certain hedging activities in a TRS. Our domestic TRSs are subject to U.S. federal, state, and local income tax. Any taxes paid by our TRSs could reduce our ability to make distributions to our shareholders. Moreover, at any point in time we may choose not to hedge all or a portion of our risks, and we generally will not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge. Even if we do choose to hedge certain risks, for a variety of reasons we generally will not seek to establish a perfect correlation between our hedging instruments and the risks being hedged. As a result, our hedging instruments may not be closely correlated with the risks being hedged, which may expose us to a greater risk of loss. Our hedging activity will vary in scope based on the composition of our portfolio, our market views, and changing market conditions, including the level and volatility of interest rates. When we do choose to hedge, hedging may fail to protect or could materially adversely affect us because, among other things:
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
•the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments would reduce our earnings and our stockholders' equity; and
•our hedging instruments are generally structured as derivative contracts and, as a result, are subject to additional risks such as those described under "—Our access to financing may not be available on favorable terms, or may be limited or completely shut off, and our lenders and derivative counterparties may require us to post additional collateral" and and "—Our use of derivatives may expose us to counterparty risk."
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
Hedging instruments and other derivatives, including certain types of credit default swaps, involve risk because they may not, in many cases, be traded on exchanges or cleared on a central counterparty clearinghouse ("CCP"). Consequently, for these instruments there may be less stringent requirements with respect to record keeping and compliance with applicable statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Our Manager is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Furthermore, our Manager has only a limited internal credit function to evaluate the creditworthiness of its counterparties, mainly relying on its experience with such counterparties and/or their general reputation as participants in these markets. Under the terms of many of our derivatives transaction contracts, the business failure of a derivatives transaction counterparty with whom we enter into a derivatives transaction will most likely result in a default under the governing arrangement. In such an event, we may lose any unrealized gain associated with the terminated derivative and, if the derivative was used for hedging purposes, the underlying asset or liability may become unhedged. Default by a party with whom we enter into a derivatives transaction may result in losses and may force us to re-initiate similar derivatives transactions with other counterparties at the then-prevailing market levels and, in certain cases, we may also be at risk for any collateral we have pledged to such counterparty to secure our obligations under derivative contracts, and we may incur significant costs in attempting to recover such collateral. Generally we will seek to reserve the right to terminate derivatives transactions upon a counterparty's insolvency, but absent an actual insolvency, we may not be able to terminate derivatives transaction without the consent of the derivatives transaction counterparty, and we may not be able to assign or otherwise dispose of derivatives transactions to another counterparty without the consent of both the original counterparty and the potential assignee. If we terminate a derivatives transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for derivatives transactions purchased or sold, and therefore we may be required to maintain any derivatives transaction until exercise or expiration, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. In this regard, we may be required to hold additional cash or sell other investments in order to obtain cash to close out derivatives to meet the liquidity demands that derivatives can create to make payments of margin, collateral or settlement payments to counterparties.
In addition, some portion of our derivatives transactions may be cleared through a CCP, which we access through a futures commission merchant ("FCM"). Our futures positions also are cleared with a CCP through an FCM. If an FCM that holds our cleared derivatives account were to become insolvent, the CCP will make an effort to move our futures and cleared derivatives positions to an alternate FCM, though it is possible that no alternate FCM could be found to accept our positions, which could result in a total cancellation of our positions in the account; in such a case, if we wished to reinstate such positions, we would have to re-initiate such positions with an alternate FCM. In addition, in the case of both futures and cleared over-the-counter derivatives, there could be knock-on effects of our FCM's insolvency, such as the failure of co-customers of the FCM or other FCMs of the same CCP. In such cases, there could be a shortfall in the funds available to the CCP due to such additional insolvencies and/or exhaustion of the CCP's guaranty fund that could lead to total loss of our positions in the FCM account. Finally, we face a risk of loss (including total cancellation) of positions in the account in the event of fraud by our FCM or other FCMs of the CCP, where ordinary course remedies would not apply. In addition, increased concentration among clearing members or clearing intermediaries could reduce our ability to transfer or maintain cleared positions on acceptable terms.
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
The U.S. Commodity Futures Trading Commission ("CFTC") and certain commodity exchanges have established limits referred to as speculative position limits or position limits on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options. Limits on trading in options contracts also have been established by the various options exchanges. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Our rights under our repos and certain other trading agreements are subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our counterparties.
In the event of our insolvency or bankruptcy, certain repos and other trading agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow our counterparty to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on and/or liquidate the collateral pledged under such agreements without delay. In the event of the insolvency or bankruptcy of a counterparty during the term of a repo or trading agreement, the counterparty may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the counterparty for damages may be treated simply as an unsecured claim. In these circumstances, if the counterparty is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our collateral or to be compensated for any damages resulting from the counterparty's insolvency may be further limited by those statutes. These claims would be subject to significant delay and costs to us and, if and when received, may be substantially less than the damages we actually incur. In addition, the enforceability and timing of our close-out and set-off rights may be subject to legal and operational uncertainty in these circumstances.
Risks Related to Our Corporate Loans and CLOs
We invest in corporate loans and CLOs backed by corporate loans, which exposes us to certain risks.
We invest in corporate loans and CLOs backed by corporate loans. The assets underlying our CLO investments generally consist of lower-rated first-lien corporate loans, although certain CLO structures may also allow for limited exposure to other asset classes including unsecured loans, second-lien loans, or corporate bonds. Corporate issuers of lower-rated debt securities may be highly leveraged and may not have available to them more traditional methods of financing. During economic downturns or sustained periods of rising interest rates, issuers of lower-rated debt securities may be likely to experience financial stress, especially if such issuers are highly leveraged or, in the case of rising interest rates, have floating-rate debt. The risk of loss for lower-rated debt securities is also magnified to the extent that such securities are unsecured or subordinated to more senior creditors. Lower-rated debt securities generally have limited liquidity and limited secondary market support. These risks are further exacerbated in the case of second-lien loans, as they are subordinated to first-lien loans and have weaker recovery prospects in the event of borrower distress or default.
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
The corporate loans that we hold directly, or that underlie our CLO investments, may become nonperforming or impaired for a variety of reasons. Nonperforming or impaired loans may require substantial workout negotiations or restructurings that may result in significant delays in repayment, a significant reduction in the interest rate, and/or a significant write-down of the principal of the loan. A wide range of factors could adversely affect the ability of an underlying corporate borrower to make interest or other payments on its loan. The corporate issuers of the loans or securities that we hold, or that underlie our CLO investments, may be highly leveraged and may be subject to an increased risk of default depending on certain micro- or macro-economic conditions, such as economic recessions, heightened interest rates and/or inflation, tariffs, and other conditions. In addition, reduced access to refinancing markets, including during periods of tighter credit conditions, may increase the risk of borrower default, particularly as the borrower's corporate debt matures and requires refinancing.
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
Under the documentation for syndicated loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases for our syndicated loan investments, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Consequently, we would only be able to direct such actions if instructions from us were made in conjunction with other holders of associated indebtedness that together with us compose the requisite percentage of the related indebtedness then entitled to take action. Conversely, if holders of the required amount of the associated indebtedness other than us desire to take certain actions, such actions may be taken even if we did not support such actions. Furthermore, if a syndicated loan is subordinated to one or more senior loans made to the applicable obligor, our ability to exercise such rights may be subordinated to the exercise of such rights by the senior lenders. Whenever we are unable to direct such actions, the parties taking such actions may not have interests that are aligned with us, and the actions taken may not be in our best interests. In recent years, “liability management transactions” have become increasingly common in the distressed corporate loan market. These out-of-court restructurings typically provide enhanced priority or collateral to participating lenders, often to the detriment of non-participating lenders. If we were to hold distressed debt, either directly or indirectly through our CLO investments, that became subject to a transaction granting senior liens or payment priority to other lenders, we could lose all or a significant part of our investment, which could negatively impact our financial condition.
If an investment is a syndicated revolving loan or delayed drawdown loan, other lenders may fail to satisfy their full contractual funding commitments for such loan, which could create a breach of contract, result in a lawsuit by the obligor against the lenders and adversely affect the fair market value of our investment.
There is a risk that a loan agent may become bankrupt or insolvent. If the loan agent becomes bankrupt or insolvent, we may be delayed and possibly impaired in our ability to access the collateral linked to the related indebtedness. We may also be limited in our ability to direct the agent to take actions against the related obligor. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice, and we may not find a replacement agent on a timely basis, or at all, in order to protect our investment.
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
Even though we expect that most of our CLO mezzanine debt investments will have floating rate coupons, these and other of our CLO investments are still exposed to interest rate risk. There can be significant mismatches between the timing and frequency of coupon resets on the floating rate CLO debt tranches and the underlying floating rate corporate loans, and furthermore some of the underlying assets may bear fixed coupon rates. When interest rates are low but increasing, variations between interest rate floors on the CLO debt tranches and the underlying corporate loans can reduce the amount of excess interest available for payment to the CLO debt and equity tranches. This reduction in excess interest could adversely impact our CLO equity cashflows and valuations, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
CLOs have at times experienced negative credit events in their constituent loans, credit rating downgrades of constituent loans and issued debt tranches, and failures of certain deal metrics. The failure by a CLO in which we invest to satisfy certain tests, including with respect to adequate collateralization and/or interest coverage, would generally lead to a reduction in the payments made to holders of its mezzanine debt and equity tranches. Ratings downgrades on our CLO debt investments may result in our investments being viewed as riskier than they were previously thought to be. This perception of increased riskiness resulting from a downgrade can result in adverse impacts on the market value and liquidity of our CLO debt investments, as well as reduce the availability or increase the cost of repo financing for our CLO debt investments.
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
Our CLO investments are also exposed to the misalignment of interests between CLO collateral managers and CLO investors, such as us. CLO collateral managers are not securitizers subject to the U.S. Risk Retention Rules. This may reduce a CLO collateral manager’s incentives to prioritize the interests of CLO investors, including us, increase the risk of default as a result of less stringent credit or underwriting standards with respect to the underlying portfolios, and limit investor confidence in the CLOs.
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
We may invest in CLO warehouse facilities, also known as loan accumulation facilities, or "LAFs" by contributing equity capital to a LAF. LAFs are vehicles that acquire corporate loans and other similar corporate credit-related assets in anticipation of ultimately collateralizing a CLO transaction. While LAF investors generally expect to invest in the equity tranche of the ultimate CLO transaction (assuming it is launched), they are not required to do so.
Investments in LAFs have risks similar to those applicable to investments in CLO equity securities. The use of leverage, typically ranging from three to six times prior to a CLO’s pricing, also magnifies our risk of loss on such investments. See “We use leverage to enhance returns, but this approach increases the magnitude of potential losses during adverse market conditions. Rising interest rates or liquidity constraints could limit our ability to obtain financing on favorable terms, forcing us to sell assets at inopportune times or reduce our investment activity."
Further, if the assets accumulated by a LAF are ultimately not purchased by the planned CLO, or if the planned CLO is not issued, the LAF may be unwound and the accumulated assets liquidated. In such cases, the LAF investors may be responsible for either holding or disposing of the assets, exposing them to credit risk and/or market risk, particularly if loan prices have declined. This scenario may become more likely in times of economic distress or when the loans comprising the warehouse collateral, even if still performing, have declined materially in market value. In such instances, we may suffer a loss upon the disposition of the assets and we may not recover our full investment in the LAF.
There can be no assurance that we will invest in the ultimate CLO transaction (if any), and any decision not to do so may result in our realizing losses from our LAF investment and/or forgoing a potentially attractive investment opportunity. The occurrence of any of the foregoing or similar events could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Bankruptcy proceedings related to these investments may be adversarial and unpredictable, with outcomes beyond our control. If a company in which we hold a debt or equity investment files for bankruptcy, we may suffer a permanent loss. In liquidation scenarios, asset values may have significantly declined from our initial projections, reducing potential recoveries. The duration of bankruptcy proceedings is difficult to predict, and delays in confirming a plan of reorganization or liquidation can adversely affect investment returns. Administrative costs, which are typically high, are paid out of the debtor’s estate before any distributions to creditors. Furthermore, because the classification of claims under bankruptcy law can be uncertain, our influence in restructuring proceedings may be diminished. Undisclosed or contingent claims may also erode recoveries. Moreover, bankruptcy courts have the authority to recharacterize debt investments as equity, which could subordinate our claims to those of other creditors. This risk exists even if our investment was originally structured as senior debt, potentially leading to significant or total investment loss. In addition, debtor-in-possession financing and related provisions may further dilute recoveries for existing creditors.
We have made and may in the future make investments in companies that we do not control.
Our investments in loan originators and other operating entities include debt instruments and/or equity securities of companies that we do not control and in which we may have limited or no governance, consent, or information rights. As a result, these companies may make business, financial or management decisions with which we disagree, and their management or majority stakeholders may take risks or otherwise act in ways that do not serve our interests. These companies could be thinly capitalized, highly leveraged, dependent on a small number of key individuals, subject to regulatory concerns, underperform expectations, or face other obstacles that adversely affect the business and results of operations. If any of these events were to occur, the value of these investments could be impaired or even lost in their entirety, which could materially adversely affect our business, financial condition, and results of operations, and our ability to pay dividends to our stockholders. In addition, our ability to exit or monetize these investments may be limited by illiquidity, contractual restrictions, or adverse market conditions.
We have made and may in the future make loans secured by, or invest in structures tied to, legal claims, which subject us to a variety of risks.
We have invested in, and may in the future invest in, litigation finance assets, which are loans secured by, or investments in structures tied to, individual legal claims or portfolios of claims. There is no assurance our Manager will be able to predict aspects of the cases underlying our investments, including to which courts and judges the cases are assigned, the development of evidence during discovery and its presentation at trial, the composition and decisions of juries, timing of the judicial process, likelihood of settlements and collectability of judgments.
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
Litigation finance assets are also subject to evolving legal regulatory and public policy considerations, which could adversely affect our ability to structure, enforce, or realize returns on such assets.
For example, various laws restrict the ability to assign certain types of legal claims or to participate in a lawyer's contingent fee interest in a claim. Failure to comply with any law, rule or regulation could also subject us to liability and jeopardize the enforceability of our investment.
Risks Related to Certain MSR Investments
Our investments in certain MSR-related assets expose us to structural, counterparty, regulatory and liquidity risks that could adversely affect us.
We have investments in MSR-related assets that expose us to risk of loss. Our interests in MSRs, including our Forward MSR-related investments, may involve complex or novel structures, and the risks associated with such transactions and structures may not be fully known. We do not hold the requisite licenses to purchase or hold the underlying MSRs of Forward-MSR related investments directly, but instead we have entered and, in the future, may enter into agreements with licensed residential mortgage loan servicers (each, a “Forward MSR Master Servicer”) that enable us to participate indirectly in the economic returns of the underlying MSRs.
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
While our Forward MSR-related investments involving GSE-guaranteed loans are often subject to an “acknowledgement agreement” with the GSE, any rights we may have through the acknowledgement agreement or otherwise are not absolute and the underlying MSRs remain subject and subordinate in all respects to the interests of the GSE. The GSEs may impose new or additional conditions on our existing or future Forward MSR-related investments, including increased capital, liquidity, reporting or operational requirements, or may determine that particular acquisition or financing structures are no longer acceptable, while also retaining the right to terminate the Forward MSR Master Servicer, transfer the servicing to another party, or take other actions that could effectively extinguish our economic interest in the MSRs. If the GSEs threatened any such actions, we could be forced to liquidate our Forward MSR-related investments from a position of weakness or distress, which could materially impair their value.
In addition to being subject to regulations by the GSEs, mortgage servicers are also subject to extensive federal, state and local laws, regulations and administrative decisions. As mortgage servicers, Forward MSR Master Servicers’ failures to comply with these laws, regulations and administrative decisions can expose Forward MSR Master Servicers to fines, damages and losses. Forward MSR Master Servicers operate in a highly litigious industry that also subjects them to potential lawsuits related to billing and collections practices, modification protocols or foreclosure practices. Furthermore, Forward MSR Master Servicers can often be held responsible for the actions of any subservicers they employ.
Finally, if a Forward MSR Master Servicer becomes insolvent, we may become a general unsecured creditor of such Forward MSR Master Servicer with respect to the related Forward MSR-related investments. In addition, the novelty and complexity of certain MSR investment structures, required GSE consents, and the unsecured nature of our interests may limit our ability to transfer or monetize such investments, and the market for investors willing to invest in such interests may be limited or may not exist at all. In such circumstances, we may experience delays or losses in realizing cash flows from or disposing of such investments, or otherwise be unable to realize their anticipated value, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Our Forward MSR-related investments may expose us to additional financing-related risks, and we may be reliant on acknowledgement agreements with the GSEs and a master servicer's cooperation with its financing sources and its compliance with covenants in its MSR financing facility.
For some of our Forward MSR-related investments, we allow the Forward MSR Master Servicer to apply leverage to the underlying MSRs by pledging them under an MSR financing facility, in which case the lender would have a secured interest in the pledged underlying MSRs. Under a typical MSR financing facility, if the fair value of the pledged underlying MSRs declines and the lender demands additional collateral from the Forward MSR Master Servicer through a margin call, we would be required to provide the Forward MSR Master Servicer with additional funds or other assets to meet such margin call; if we were unable to satisfy the margin call, the lender could declare an event of default. MSR financing facilities generally require the Forward MSR Master Servicer to satisfy various covenants, conditions and tests, including liquidity and performance-related requirements, the failure of which could lead to an amortization event and/or an event of default, and the satisfaction of which is out of our control. An event of default under an MSR financing facility could result in the liquidation by the lender of the pledged underlying MSRs to satisfy the loan obligation, which could result in a material loss on our Forward MSR-related investment and materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
In addition, MSR financing facilities may include other borrowers whose MSR-related investments are commingled with our own, and margin calls or other adverse developments related to those borrowers or their investments could require us to provide additional funds or otherwise adversely affect our investment.
With respect to MSRs involving loans guaranteed by a GSE, any MSR financing facilities used to finance such MSRs are subject to GSE approval, including acknowledgement agreements, pursuant to which our and our lender's rights are subordinate in all respects to the rights of such GSE, which poses additional risks. See "—Our investments in certain MSR-related assets expose us to structural, counterparty, regulatory and liquidity risks that could adversely affect us."
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
Pursuant to our Base MSR Contracts, to the extent that servicing expenditures exceed servicing proceeds, we are obligated to pay the equivalent of such excess to cover such “servicing advances,” which can include the payment of unpaid principal and interest due to the third-party owners of the loans, property taxes and insurance premiums, legal expenses and other protective advances that have not yet been received from the individual borrowers. Subject to the terms of the relevant servicing agreements, the Forward MSR Master Servicer is generally entitled to reimbursement for servicing advances that are not subsequently collected from the underlying borrowers, and under the Base MSR Contract we would in turn be reimbursed by the Base MSR Contract Counterparty for any servicing advances that we had funded. However, our right to such reimbursement is unsecured and subject to the creditworthiness of the Base MSR Contract Counterparty.
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
The Forward MSR Master Servicer, rather than us, owns legal title to the MSRs underlying a Forward MSR-related investment of ours. While we do purchase the excess servicing spread from the Forward MSR Master Servicer, we do not purchase an interest in the underlying MSRs, and instead rely on the Base MSR Contract, which entitles us to payments based on the performance of the underlying MSRs but does not give us any legal, equitable, or secured interest in the underlying MSRs.

As a result, the validity or priority of our interest in the underlying MSRs, being unsecured, could be challenged or disregarded in a bankruptcy proceeding of the Forward MSR Master Servicer, the Base MSR Contract Counterparty, or a subservicer, and the related purchase agreement could be rejected. In such a proceeding, a bankruptcy court could treat our contract as an executory contract and permit its rejection. Any of the foregoing events could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
The value of our MSR-related assets may vary substantially with changes in interest rates.
The values of our MSR-related assets, including our Forward MSR-related investments, are highly sensitive to changes in interest rates. The value of MSRs typically increases when interest rates rise and decreases when interest rates decline because of the effect those changes in interest rates have on expected prepayment rates. Changes in interest rates influence a variety of assumptions included in the valuation of MSRs, including prepayment speeds, assumed yields used to discount future cash flows, the value of float earned on escrow balances and other servicing valuation elements. Subject to qualifying and maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. For a discussion of some of the risks associated with this hedging activity, see "—Hedging against credit events, interest rate changes, foreign currency fluctuations, and other risks could materially adversely affect our business."
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
Effective as of the closing of the Longbridge Transaction, we consolidated the indebtedness of Longbridge on our balance sheet. Longbridge is subject to financial covenants pursuant to the terms of its indebtedness, including minimum net worth and liquidity. If Longbridge were to fail to meet or satisfy any of these financial covenants, it could be in default under its agreements, and its lenders could elect to declare all amounts outstanding under the respective financing agreements to be immediately due and payable, enforce their respective security interests under such agreements and restrict Longbridge’s ability to incur additional borrowings. Further, to the extent we or our affiliates provides a guarantee on any of Longbridge’s indebtedness, a default by Longbridge could also result in direct obligations or liabilities to us under such guarantees. In that case, our failure to perform under such guarantees could trigger "cross defaults" on our own financings and trading agreements. In addition, Longbridge’s financing agreements may contain other events of default and cross-default provisions, so that if an event of default occurs under one agreement, the lenders under certain other agreements could also declare an event of default.
Similarly, to the extent that we guarantee certain indebtedness or other obligations of any of our other loan originator affiliates, a default under such arrangements could also result in direct payment obligations for us, and could ultimately trigger cross defaults on our own agreements.
See "—Risks Related to Our Financing, Hedging, and Derivative Activities—Our access to financing may not be available on favorable terms, or may be limited or completely shut off, and our lenders and derivative counterparties may require us to post additional collateral."
Longbridge is required to follow specific guidelines and eligibility standards that impact the way it services and originates U.S. government agency loans.
Longbridge’s status as both an approved non-supervised FHA mortgagee and an approved Ginnie Mae issuer are subject to compliance with FHA's and Ginnie Mae’s regulations, guides, handbooks, mortgagee letters and all participants’ memoranda. For example, as a Ginnie Mae issuer, Longbridge must meet certain minimum capital requirements, including but not limited to Ginnie Mae’s requisite capital and leverage ratio requirements. Longbridge has relied on annual waivers from Ginnie Mae, whereby Ginnie Mae has granted an exception to the leverage ratio requirement in Ginnie Mae’s guidelines, based on Ginnie Mae's determination, in its sole discretion, that Longbridge's failure to meet this requirement is directly attributable to the lack of true sale accounting treatment of its securitized HECM loans. Any loss of Longbridge’s status as an approved non-supervised FHA mortgagee or an approved Ginnie Mae issuer, including a change in Ginnie Mae’s determination to grant an exception to the leverage ratio requirement, could have a material adverse effect on Longbridge’s overall business and our financial position, results of operations and cash flows.

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
These guidelines allow government agencies to provide monetary incentives for loan servicers that perform according to their standards for origination and servicing, and to assess penalties and other supervisory or enforcement actions for those that do not. Longbridge generally cannot negotiate these terms with the agencies, and they are subject to change at any time without Longbridge’s specific consent. A significant change in these guidelines that decreases the fees Longbridge may charge or requires Longbridge to expend additional resources to provide mortgage services could decrease its revenues or increase its costs.
In addition, if Longbridge were to fail to meet its servicing obligations, including its MCA Repurchase obligations, its tail funding obligations and its other servicing obligations, it could forfeit ownership of its HMBS-related mortgage servicing rights, which would represent a total loss of a valuable asset. Furthermore, should Longbridge choose to finance any of its HMBS-related mortgage servicing rights, it would be required to enter into an "acknowledgement agreement" with Ginnie Mae, which would provide Ginnie Mae with additional rights to take adverse actions against such mortgage servicing rights, including forfeiture. Any such forfeitures could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Failure to comply with FHA guidelines could adversely impact Longbridge’s business.
If Longbridge fails to comply with FHA guidelines when originating or servicing an FHA loan, it could negatively affect Longbridge's business, including by preventing Longbridge from collecting on FHA insurance on such loan, including such loans in a Ginnie Mae pool, or financing such loan via one of Longbridge's warehouse facilities. In addition, Longbridge could be subject to allegations of violations of the False Claims Act asserting that it submitted claims for FHA insurance on loans that had not been originated or serviced in accordance with FHA guidelines. If Longbridge is found to have violated FHA guidelines, it could face fines, supervisory and/or enforcement actions, regulatory penalties, damages in litigation, suffer reputational damage, and it could incur losses due to an inability to collect on FHA insurance, any of which could materially and adversely impact Longbridge’s business, financial condition and results of operations.
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
The reverse mortgage business of Longbridge, as well as its other mortgage products, is also subject to state statutory and regulatory requirements including, but not limited to, licensing requirements, required disclosures and requirements regarding the fees that originators are permitted to charge. It is unclear how various regulatory requirements and/or changes would impact Longbridge's reverse mortgage business, and the impact could be adverse to Longbridge’s business and results of operations. In addition, because much of this guidance and regulation relates to the protection of older adults facing foreclosure and eviction, negative publicity arising from actions by other reverse mortgage lenders has in the past caused, and could in the future cause, greater regulatory scrutiny and oversight (which could result in increased regulatory enforcement) of the business of Longbridge.
Longbridge relies on subservicers and other service providers to perform mortgage servicing functions, which presents us with a number of risks.
Longbridge currently relies on subservicer(s) (each, a “Subservicer”) and other service providers to subservice all of the loans in its servicing portfolio. Failure by a Subservicer to meet the requirements of the various servicing guidelines or contractual obligations could expose us to the assessment of fines and loss of reimbursement of loan related advances, expenses, interest and servicing fees. Moreover, if a Subservicer is not vigilant in encouraging borrowers to make their real estate tax and property insurance premium payments, particularly in the case of reverse mortgage borrowers, the borrowers may be less likely to make these payments, which could result in a higher frequency of borrower default for failure to make these payments. If a Subservicer or other service providers misses HUD and Ginnie Mae timelines for liquidating non-performing assets and Longbridge’s oversight does not prevent such missed timeline, loss severities may be higher than originally anticipated, and Longbridge may be subject to penalties by HUD and Ginnie Mae, including curtailment of interest. If Longbridge fails to recover fines or any amounts lost from a Subservicer or other service providers, it would eventually realize a loss of such amounts. Since only one company subservices substantially all of Longbridge’s reverse mortgage servicing portfolio, and one other company subservices Longbridge's other product, there is a greater risk to Longbridge if one of those Subservicers fails to perform its duties properly, than if Longbridge were to use multiple subservicers.
In the reverse mortgage business, the number of third-party subservicers is highly limited. Unless more subservicers enter this space, the quality of subservicing practices may deteriorate, and Longbridge could have limited options in the event of a reverse mortgage subservicer’s failure. The failure of a subservicer to effectively subservice any of the loans in Longbridge's servicing portfolio could have a material and adverse effect on our business and our financial condition. In addition, regulators or third parties may take the position that we were responsible for the subservicers’ actions or failures to act; in that event, we might be exposed to the same risks as the subservicers.
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
Additionally, whether due to a subservicer’s failure to perform or Longbridge’s independent decision to transition to a new subservicer, the process of transitioning to a new subservicer could involve significant costs, operational complexities, and uncertainties. Transitioning to a new subservicer may require extensive systems integrations, data transfers, and compliance with regulatory approvals, all of which could introduce delays and disruptions to servicing operations. The onboarding of a new subservicer may also require workforce training and adjustments to oversight and monitoring processes to ensure compliance with contractual obligations and regulatory requirements. In addition, such transfer may be further complicated by the need to receive state and federal regulatory, including Ginnie Mae, FHA and/or HUD, approvals in order to effectuate a transition to a new subservicer. Further, given the scarcity of alternative reverse mortgage subservicers, we may face challenges in transitioning to a new subservicer for Longbridge's reverse mortgage products, which could impair our ability to effectively manage our reverse mortgage loan servicing business, potentially leading to delays, increased costs, and regulatory challenges. These factors could result in operational inefficiencies and increased costs, which may have a material adverse effect on Longbridge’s business, financial condition, and results of operations.
Longbridge’s launch of a HELOC product exposes us to additional credit, operational, liquidity, regulatory, and market risks.
In 2025, Longbridge began originating a home equity line of credit (“HELOC”) mortgage product for borrowers aged 62 and older (“HELOC for Seniors®”). HELOCs involve risks that may differ from, and in certain respects may be greater than, those associated with other residential mortgage products.
We expect that the majority of HELOC for Seniors® loans will be second liens, and losses on second-lien loans may exceed losses on first-lien loans because recoveries depend on residual collateral value after satisfaction of senior liens. See "—The principal and interest payments on our residential mortgage whole loans, non-Agency RMBS and CRTs are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.” In addition, because borrowers may draw on available credit over time, including during periods of financial stress, utilization may increase when credit performance is deteriorating, resulting in higher outstanding balances and increased loss exposure. This risk may cause funded balances and credit losses to rise concurrently, particularly in adverse economic environments. Longbridge must maintain sufficient liquidity and warehouse capacity to fund draws, and unexpected increases in utilization or stressed market conditions may increase financing costs, impair liquidity, or make HELOC portfolios more difficult to sell or securitize.
Longbridge has limited experience originating and servicing HELOC products and limited historical data regarding borrower performance, utilization patterns, and loss severities. Accordingly, assumptions regarding pricing, credit performance, capital requirements, and market acceptance may prove inaccurate, potentially resulting in higher-than-expected losses or reduced profitability. Because the HELOC for Seniors® product is designed for older borrowers and typically include a balloon maturity that may be triggered by death, sale of the property, or failure to occupy the property, repayment timing may be less predictable and servicing more complex than for traditional forward mortgage products. Repayment may depend on home sale proceeds, refinancing availability, or estate administration, each of which may be affected by market conditions and legal processes outside of our control.
HELOC originations are subject to complex federal and state consumer credit laws that apply throughout the draw and repayment periods, and noncompliance may result in examination findings, consumer claims, repurchase or indemnification demands, civil monetary penalties, or remediation requirements. In addition, launching a new product requires new systems, processes, and oversight, and errors or delays in implementation could result in defective loans, regulatory violations, financing constraints, and/or reputational harm. Although Longbridge has engaged vendors to support this product, there can be no assurance that it will successfully manage these risks.
Any of the foregoing adverse events could materially affect our business, financial condition, and results of operations, and our ability to pay dividends to our stockholders.
Other Business Risks
We may change our investment strategy, investment guidelines, hedging strategy, operating, and management policies without notice or stockholder consent, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. In addition, our Board of Directors may authorize us to revoke or otherwise terminate our REIT election without the approval of our stockholders.
Our Board of Directors has the authority to modify, waive or otherwise change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operating, and management policies at any time without notice to or consent from our stockholders. As a result, the types or mix of assets, liabilities, or hedging transactions in our portfolio may be different from, and possibly riskier than, the types or mix of assets, liabilities, and hedging transactions that we have historically held, or that are otherwise described in this report. A change in our strategy may increase our exposure to real estate values, interest rates, and other factors.
Our Board of Directors determines our investment guidelines and our operational policies, and may amend or revise our policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization, and dividends or approve transactions that deviate from these policies without a vote of, or notice to, our stockholders.
Although we have elected to be treated as a REIT, our Board of Directors may authorize us to revoke or otherwise terminate our REIT election, without the approval of our stockholders, at any time. Any of the foregoing changes could increase our exposure to the risks described herein or expose us to new risks that are not currently contemplated, and could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We operate in a highly competitive market.
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including other mortgage REITs, financial companies, loan originators and servicers, public and private funds, commercial and investment banks, and residential and commercial finance companies. In addition, through Longbridge, we face intense competition in the reverse mortgage origination space, including from federally chartered depository institutions that enjoy federal preemption and, as a result, conduct their business under relatively uniform federal rules and are generally not subject to the same state and local laws and licensing requirements as we are.
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
Furthermore, new companies with significant amounts of capital have been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire, or pay higher prices than we can. To compete effectively, we must maintain a high level of operational, technological, and managerial expertise. In addition, some of our competitors may be more successful than us in the development and implementation of new technologies, including digital origination channels and services or platforms based on AI, to improve their operations and customer experience. If we are unable to adequately advance our technological capabilities, including our efforts to build digital tools for our customers and partners, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.
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
For example, the properties underlying our portfolio of mortgage-related assets may at times be concentrated in certain sectors that are subject to higher risk of foreclosure, or may be concentrated in a limited number of geographic locations, and our investments may be concentrated in certain of our targeted asset classes such that they are substantial relative to our total equity. In particular, as of December 31, 2025, 29.9% of the reverse mortgage portfolio owned by us (by unpaid principal balance) were secured by properties in the state of California. To the extent that our portfolio is concentrated in any one region or type of security, downturns or other significant events or developments relating generally to such region or type of security, such as natural disasters, climate-related risks, disruptions in hazard insurance availability or affordability or regulatory or other changes affecting property values and/or loan performance, may result in losses on a number of our assets within a short time period, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
For instance, properties located in California may be more susceptible to certain natural disasters, such as wildfires, earthquakes, and mudslides, which can disproportionately impact the value of our collateral. The January 2025 wildfires in the Los Angeles area were an example of how such localized events can damage a significant number of properties within our portfolio, potentially leading to uninsured losses, increased defaults, and challenges in monetizing affected loans. Furthermore, the ongoing property insurance crisis in California, characterized by insurer withdrawals and rising premiums, may result in an increase in lapsed policies or higher expenses for Longbridge as servicer to force-place coverage, any of which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Computer malware, ransomware, viruses, and computer hacking and phishing attacks have become more prevalent in the financial services industry and may occur on Ellington's, Longbridge's, or certain third-party service providers' systems in the future. We rely heavily on Ellington's and Longbridge's financial, accounting and other data processing systems. Financial services institutions have reported breaches of their systems, some of which have been significant, and Ellington has experienced a data breach, which was not material to its or our operations. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that Ellington or certain third-party service providers have experienced an undetected breach, and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no assurance that we, Ellington, Longbridge or certain of the third parties that facilitate our, Longbridge's and Ellington's business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of either Ellington's or Longbridge's networks or systems (or the networks or systems of certain third parties that facilitate our, Ellington's, and Longbridge's business activities) or any failure to maintain performance, reliability and security of Ellington's, Longbridge's, or certain third-party service providers' technical infrastructure, but such computer malware, ransomware, viruses, and computer hacking and phishing attacks could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
New technologies also continue to develop, including AI. AI is developing at a rapid pace and becoming more accessible. As a result, the use of such new technologies by us, Ellington, Longbridge and/or our third-party service providers can present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we, Ellington, Longbridge and/or our third-party service providers may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us and our business. Additionally, the utilization of AI by third-party bad actors may increase the frequency and effectiveness of cyber-attacks, such as through more sophisticated phishing or social engineering tactics, which could circumvent traditional security measures. See “—Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.”
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
Our acquisitions, equity investments, mergers and the integration of acquired or merged-with businesses and companies subject us to various risks and may not result in all of the cost savings and benefits anticipated, which could adversely affect our financial condition or results of operations.
We have in the past and may in the future, seek to grow our business by making strategic equity investments, acquiring other businesses or merging with other companies that we believe will complement or augment our existing businesses. We cannot predict with certainty the benefits of such acquisitions or mergers, which often constitute multi-year endeavors, and we often make a number of assumptions about a company's assets, investment portfolio and/or liabilities when assessing such transactions. To the extent that we overestimate the value of, and/or projected net income to be generated by certain assets or investment portfolios, and/or underestimate liabilities related to a company or its assets or investment portfolio or we are otherwise incorrect in our assumptions, we may be unable to realize the anticipated benefits of an investment, acquisition or merger. Further, we may incur significant additional costs in connection with the completion of an acquisition or merger, or in connection with any delay in completing an acquisition or merger or termination of the applicable acquisition or merger agreement, and the investment of such upfront costs may not be profitable. Equity investments in entities that we do not control may also limit our ability to influence business decisions and increase the risk of strategic misalignment.

There is risk that our investments, acquisitions and/or mergers, including the Arlington Merger, may not have the anticipated positive results, including results relating to: correctly assessing the quality of the assets or investment portfolio being acquired, the cost, time and complexities required to complete the integration successfully, being able to successfully redeploy any capital acquired in connection with an investment, acquisition or merger, potential unknown liabilities associated with a target company or investment, including but not limited to those related to taxation issues, pending or threatened litigation or regulatory matters, performance shortfalls as a result of the diversion of management's attention caused by completing an investment, acquisition or merger, any expectation of benefit from certain operating synergies and/or efficiencies, including those related to the elimination of duplicative costs and the spreading of fixed costs across a larger asset base, or the overall performance of the combined entity.
If we are unable to successfully integrate our investments, acquisitions and/or mergers into our business, we may never realize their expected benefits. With each acquisition or merger, including the Arlington Merger, we may discover unexpected costs, liabilities for which we are not indemnified, delays, lower than expected cost savings or synergies, or incurrence of other significant charges, such as impairment of goodwill or other intangible assets and asset or portfolio devaluation. We also may be unable to successfully integrate company cultures, retain key personnel, apply our expertise to new competencies, or react to adverse changes in industry conditions. In addition, to the extent we consolidate an acquired business (as we did with Longbridge), we may face increased complexity and costs associated with integrating financial reporting systems, processes, and internal controls, including controls required to support our compliance with Sarbanes-Oxley, and we may be required to devote significant management time and resources to such efforts. The integration process related to investments, acquisitions or mergers could disrupt our ongoing businesses, create inconsistencies in standards, controls, procedures and policies, adversely affect our ability to maintain relationships with key counterparties, reduce our existing profitability, prevent us from achieving results comparable to those historically achieved by our business, or impair our ability to effectively manage growth resulting from such transactions.
Additionally, investment, merger and acquisition transactions are frequently the subject of litigation or other legal proceedings, including actions alleging breaches of fiduciary or other duties. If litigation or other legal proceedings are brought against us or against our board of directors in connection with any investment, acquisition or merger, we might not be successful in defending against such proceedings. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operation or financial position, including through the possible diversion of our resources or distraction of key personnel.
The lack of liquidity in our assets may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We acquire assets and other instruments that are not publicly traded. As such, these assets may be subject to legal and other restrictions on resale, transfer, pledge or other disposition, or will otherwise be less liquid than publicly traded securities. Other assets that we acquire, while publicly traded, may have limited liquidity due to their complexity, turbulent market conditions, or other factors. In addition, mortgage-related assets from time to time have experienced extended periods of illiquidity, including during times of financial stress (such as during the COVID-19 pandemic), which is often when liquidity is most needed. Illiquid assets typically experience greater price volatility because a ready market does not exist, and they can be more difficult to value or sell if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. We may also face restrictions on our ability to liquidate any assets for which we or our Manager has or could be attributed with material non-public information. Furthermore, assets that are illiquid are more difficult to finance, and to the extent that we finance assets that are or become illiquid, we may lose that financing or have it reduced. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Loan originators and servicers are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions and requirements applicable to high-cost loans. Failure of loan originators or servicers to comply with these laws, to the extent any of their loans become part of our assets, to the extent we own such loan originator, or to the extent we originated or were deemed to have originated such loans, could subject us, as an originator, assignee or purchaser of the related loans, or as an owner of a loan originator, to monetary penalties and could result in the borrowers rescinding the affected loans.
We have entered into an agreement to acquire a mortgage loan servicer (subject to regulatory approval), and if completed, we would be directly subject to additional operational, regulatory, legal and compliance risks associated with mortgage loan servicing. Ownership of this servicer could expose us to liabilities arising from servicing errors, violations of applicable federal, state and local laws (including consumer protection and fair lending requirements), cybersecurity or data privacy incidents, and regulatory examinations, enforcement actions, litigation, fines, penalties and remediation costs. Any such matters could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Lawsuits have been brought in various states making claims against assignees or purchasers of high-cost loans for violations of state law. Named defendants in these cases have included assignees or purchasers of certain types of loans we invest in. If loans in our portfolio are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Consumer loans are subject to delinquency and loss, which could have a negative impact on our financial results.
We are exposed to the performance of consumer loans through those consumer loans that we own directly, through those consumer loans to which we are exposed indirectly through our ownership of consumer-loan-backed ABS, and through our ownership interests in consumer loan originators. The ability of borrowers to repay consumer loans may be adversely affected by numerous borrower-specific factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including a general economic downturn, high energy costs, high unemployment, acts of God, pandemics such as the COVID-19 pandemic, war or other geopolitical conflict, terrorism, elevated inflation, tariffs, social unrest, and civil disturbances may also affect the financial stability of borrowers and impair their ability or willingness to repay their loans. Whenever any of our consumer loans defaults, we are at risk of loss to the extent of any deficiency between the liquidation value of the collateral, if any, securing the loan, and the principal and accrued interest of the loan. Many of our consumer loans are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential mortgage loans. Pursuing any remaining deficiency following a default is often difficult or impractical, especially when the borrower has a low credit score, making further substantial collection efforts unwarranted. In addition, repossessing personal property securing a consumer loan can present additional challenges, including locating and taking physical possession of the collateral. We rely on servicers who service these consumer loans, to, among other things, collect principal and interest payments on the loans and perform loss mitigation services, and these servicers may not perform adequately or in a manner that promotes our interests. Since we purchase some of our consumer loans and our consumer-loan-backed ABS at a premium to the remaining unpaid principal balance, higher-than-expected prepayments may result in losses. There can be no guarantee that we will not suffer unexpected losses on our investments as a result of the factors set out above, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Increased regulatory attention and potential regulatory action in the consumer credit or reverse mortgage businesses could have a negative impact on our reputation, or cause losses on our investments in consumer loans or our equity investments in loan originators.
Certain consumer advocacy groups, media reports, and federal and state legislators have asserted that laws and regulations should be tightened to severely limit, if not eliminate, the availability of certain loan products. The consumer advocacy groups and media reports generally focus on higher-cost consumer loans, which are typically made to less creditworthy borrowers, and which bear interest rates that are higher than the interest rates typically charged by lending institutions to more creditworthy consumers. These consumer advocacy groups and media reports have characterized these consumer loans as predatory or abusive. In addition, reverse mortgage loans have faced similar issues in terms of media reports and potential legislative hurdles, in particular, in the event that a reverse mortgage lender begins foreclosure proceedings on a loan where the borrower still occupies the home. If the negative characterization of these types of loans becomes increasingly accepted by consumers, legislators or regulators, our reputation, as a purchaser of such loans and as an equity investor in both a consumer loan originator and a reverse mortgage originator, could be negatively impacted. This reputational risk could be magnified for loan originators that we control, such as Longbridge. Furthermore, if legislators or regulators take action against originators of consumer loans or reverse mortgages or provide for payment relief for borrowers, we could incur additional losses on the consumer loans or reverse mortgage loans that we have purchased and/or with respect to the equity investments that we have made in a consumer loan originator and a reverse mortgage originator.
Risks Related to our Relationship with our Manager and Ellington
We are dependent on our Manager and certain key personnel of Ellington that are provided to us through our Manager and may not find a suitable replacement if our Manager terminates the management agreement or such key personnel are no longer available to us.
Other than Longbridge's employees, who are solely focused on Longbridge’s operations, we do not have any employees of our own. Our officers are employees of Ellington or one or more of its affiliates. Other than Longbridge's office locations, which are dedicated solely to Longbridge’s business, we have no separate facilities and are completely reliant on our Manager, which has significant discretion over the implementation of our operating policies and execution of our business strategies and risk management practices. We also depend on our Manager's access to the professionals of Ellington as well as information and deal flow generated by Ellington. The employees of Ellington identify, evaluate, negotiate, structure, close, and monitor our portfolio. The departure of any of the senior officers of our Manager or Longbridge, or of a significant number of investment professionals of Ellington, or Longbridge’s inability to attract, develop, and retain personnel in a cost-effective manner, or the inability of such personnel to perform their duties due to acts of God, pandemics such as the COVID-19 pandemic, war or other geopolitical conflict, terrorism, elevated inflation, high energy costs, social unrest, or civil disturbances, could have a material adverse effect on our ability to achieve our objectives. We can offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager's senior management or that Longbridge will be able to retain its senior officers. We are subject to the risk that our Manager will terminate the management agreement or that we may deem it necessary to terminate the management agreement or prevent certain individuals from performing services for us, and that no suitable replacement will be found to manage us.
There are risks and conflicts of interest associated with the base management fee we are obligated to pay our Manager.
We pay our Manager substantial base management fees based on the total equity (both common and preferred equity) of the Operating Partnership, regardless of the performance of our portfolio. Our Manager's entitlement to non-performance-based compensation might reduce its incentive to devote the time and effort of its professionals to seeking profitable opportunities for our portfolio, which could result in lower portfolio performance and could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Our Manager is authorized to follow very broad guidelines in pursuing our strategy. While our Board of Directors periodically reviews our guidelines and our portfolio and asset-management decisions, it generally does not review individual asset-level decisions, including proposed acquisitions, dispositions, and other management decisions. In addition, in conducting periodic reviews, our Board of Directors relies primarily on information provided to it by our Manager. Furthermore, our Manager may arrange for us to use complex strategies or to enter into complex transactions that may be difficult or impossible to unwind by the time they are reviewed by our Board of Directors. Our Manager has great latitude within the broad guidelines in determining the types of assets it may decide are proper for us to acquire and other decisions with respect to the management of those assets. Poor investment or risk management decisions could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Since many of our targeted assets are typically available only in specified quantities and are also targeted assets for other Ellington accounts, Ellington often is not able to buy as much of any asset or group of assets as would be required to satisfy the needs of all of Ellington's accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. As part of these policies, accounts that are in a "start-up" or "ramp-up" phase may get allocations above their proportion of available capital, which could work to our disadvantage, particularly because there are no limitations on Ellington's ability to create new accounts. In addition, Ellington's policies permit departure from proportional allocations under certain circumstances, including, for example, when such allocation would result in an inefficiently small amount of the security or assets being purchased for an account, which may also result in our not participating in certain allocations. In addition, as part of these policies, we may be excluded from specified allocations of assets for tax, regulatory, risk management, or similar reasons.
There are conflicts of interest in our relationships with our Manager and Ellington, which could result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with Ellington and our Manager. Certain of our executive officers and directors are employees of Ellington or one or more of its affiliates. As a result, our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, Ellington or our Manager. For example, Mr. Penn, our President and Chief Executive Officer and one of our directors, also serves as the President and Chief Executive Officer of, and as a member of the Board of Trustees of, Ellington Credit Company, and as Vice Chairman and Chief Operating Officer of Ellington. Mr. Vranos, our Co-Chief Investment Officer, also serves as a Portfolio Manager of, and as a member of the Board of Trustees of, Ellington Credit Company, and as Chairman of Ellington. Mr. Tecotzky, our Co-Chief Investment Officer, also serves as Executive Vice President of Ellington Credit Company, and as Vice Chairman - Co-Head of Credit Strategies of Ellington. Mr. Herlihy, our Chief Financial Officer, also serves as the Chief Operating Officer of Ellington Credit Company, and as a Managing Director of Ellington. Mr. Smernoff, our Chief Accounting Officer, also serves as the Chief Financial Officer of Ellington Credit Company.
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
In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our

Manager. While such decisions are subject to the approval of our Board of Directors, some of our directors may not be independent. Because our Manager earns base management fees that are effectively based on the total amount of our equity capital, and earns incentive fees that are based in large part on the total net income that we are able to generate, our Manager may have an incentive to recommend that we issue additional debt or equity securities. See "—General Risk Factors—Future offerings of debt securities, which would rank senior to our common and preferred stock upon our liquidation, and future offerings of equity securities, which could dilute our existing stockholders and, in the case of preferred equity, may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock."
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
We, directly or through Ellington, may obtain confidential information about the companies or securities in which we have invested or may invest. If we do possess confidential information about such companies or securities, there may be restrictions on our ability to dispose of, increase the amount of, or otherwise take action with respect to the securities of such companies. Our Manager's and Ellington's management of other accounts could create a conflict of interest to the extent our Manager or Ellington is aware of material non-public information concerning potential investment decisions. For example, an Ellington affiliate's membership in a loan syndicate or on a loan borrowers' creditors’ committee could potentially prevent our Manager from entering into a transaction involving a CLO that holds the related loan. We have implemented compliance procedures and practices designed to ensure that investment decisions are not improperly made while in possession of material non-public information. There can be no assurance, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our Manager to make potentially profitable investments, which could have an adverse effect on our operations. These limitations imposed by access to confidential information could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
As of December 31, 2025, the Manager Group owned approximately 3.6% of our outstanding common shares and other equity interests convertible into our common shares. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition, or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks, or decrease the returns, of a stockholder's investment.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult, lengthy and costly. See "Item 1. Business—Management Agreement—Term and Termination." In the event we terminate the management agreement other than "for cause" (as defined in the management agreement), or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to three times the sum of (i) the average annual base management fees paid or payable and (ii) the average annual incentive fees paid or payable, in each case with respect to the two most recent 12-month periods ending on the last day of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
If our Manager ceases to be our Manager, including upon non-renewal of our management agreement, or if one or more of our Manager's key personnel ceases to provide services to us, it could constitute an event of default or early termination event under many of our repo or derivative transaction agreements, upon which the relevant counterparties would have the right to terminate their agreements with us. If our Manager ceases to be our Manager for any reason, including upon the non-renewal of our management agreement, and we are unable to obtain or renew financing or enter into or maintain derivative transactions, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Ellington has licensed the "Ellington" brand, trademark, and logo to us for so long as our Manager or another affiliate of Ellington continues to act as our manager. We do not own the brand, trademark, or logo that we use in our business and may be unable to protect this intellectual property against infringement from third parties. Ellington retains the right to continue using the "Ellington" brand and trademark. We will further be unable to preclude Ellington from licensing or transferring the ownership of the "Ellington" brand and trademark to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Ellington or others.
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
Risks Related to Our Common Stock and Preferred Stock
Our stockholders may not receive dividends or dividends may decline over time.
The declaration, amount, nature, and payment of any future dividends on shares of our common and preferred stock are at the sole discretion of our Board of Directors. It is possible that we may not be able to pay dividends or other distributions on shares of our common stock or preferred stock. Under Delaware law, cash dividends on capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to pay cash dividends on shares of our common stock and preferred stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. Further, even if an adequate surplus is available to pay cash dividends on shares of our common stock or preferred stock, we may not have sufficient cash to pay dividends on shares of our common stock or preferred stock. In addition, in order to preserve our liquidity, our Board of Directors may elect not to declare a dividend at all or may declare all or any portion of a dividend to be payable in stock, may delay the record date or payment date for any previously declared, but unpaid, dividend, convert a previously declared, but unpaid, cash dividend on our common stock to a dividend paid partially or completely in stock, or even revoke a declared, but unpaid, dividend.
Our ability to pay dividends may be impaired if any of the risks described in this filing, or any of our other periodic or current reports filed with the SEC, were to occur. In addition, payment of dividends depends upon our earnings, liquidity, financial condition, the REIT distribution requirements, our financial covenants, and other factors that our Board of Directors may deem relevant from time to time. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings or other capital will be available to us in an amount sufficient to enable us to make distributions on our shares of common stock or preferred stock, to pay our indebtedness, or to fund other liquidity needs. See “U.S. Federal Income Tax Risks—Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.”
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
One of the factors that investors may consider in deciding whether to buy or sell our common stock is our dividend rate (or expected future dividend rates) as a percentage of our common stock price, relative to prevailing market interest rates. Similarly, investors in our preferred equity securities or our debt securities may consider the dividend rate or yield on such securities relative to prevailing market interest rates. If market interest rates continue to increase, prospective investors in our equity or debt securities may demand a higher dividend rate or yield on our securities or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions can affect the market price of our securities independent of the effects such conditions may have on our portfolio. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common stock could decrease because potential investors may require a higher dividend yield on our common stock as market rates on interest-bearing instruments such as bonds rise. See also “Risks Related to our Investments and Investment Activities—Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets."
Preferred stock, unsecured debt, and convertible debt securities could reduce the cash flow available to our common stock, including to fund dividends, and could also cause the net asset value of our common stock to be volatile.
We have issued preferred stock and unsecured debt, and in the future may issue additional preferred equity, unsecured debt, and/or convertible debt. There can be no assurance that such issuances will result in a higher yield or return to the holders of our common stock. If the dividend rate on the preferred stock, or the interest rate on the unsecured debt and/or convertible debt securities, were to exceed the net rate of return on our investment portfolio, the use of these instruments would result in a lower rate of return to the holders of our common stock than if we had not issued the preferred stock, unsecured debt or convertible debt securities, which could reduce the value of the common stock and adversely affect our ability to pay dividends to the holders of our common stock. Under the terms of our preferred stock, holders may be entitled to elect directors in the event that dividends on the preferred stock are in arrears for a specified period of time, typically two years, and such rights would remain in effect until the arrearage is eliminated.
The issuance of preferred stock, unsecured debt and/or convertible debt could also cause the net asset value of our common stock to become more volatile. Any decline in the value of our assets would typically be borne entirely by the holders of our common stock. Therefore, if the value of our assets were to decline, the prior issuance of preferred equity and debt would result in a greater decrease in net asset value for holders of our common stock than if we had not issued debt and preferred equity. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.
A downgrade, suspension or withdrawal of any credit rating assigned by a rating agency to us or to any future issuances of our preferred stock or debt securities, or a change in the debt markets, could cause the liquidity or market value of our preferred stock or debt securities to decline significantly.
Any credit rating assigned to us would represent an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated downgrades, suspension, withdrawals, or other changes in any credit ratings will generally affect the market value of any issuances of our preferred stock or debt securities. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of our preferred stock and debt securities. Credit ratings are not a recommendation to buy, sell, or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We do not undertake any obligation to obtain or maintain any credit ratings or to advise holders of our preferred stock or debt securities of any changes in any credit ratings. There can be no assurance that any credit ratings will be assigned to us or remain in effect for any given period of time, or that such credit ratings will not be lowered or withdrawn entirely by the rating agencies if, in their judgment, future circumstances relating to the basis of the credit rating, such as adverse changes in our condition, so warrant. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of our preferred stock and debt securities. In the case of one issuance of our Senior Notes, a downgrade would trigger a step-up in the applicable interest rate payable on those notes, increasing our cost of borrowing and adversely affecting our results of operations.
Investing in our securities involves a high degree of risk.
The assets we purchase in accordance with our objectives may result in a higher amount of risk than other alternative investment options. The assets we acquire may be highly speculative and may be subject to a variety of risks, including credit risk, prepayment risk, interest rate risk, and market risk. As a result, an investment in our securities may not be suitable for investors with lower risk tolerance or those seeking stable or predictable returns.
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
Our certificate of incorporation provides that each person that is or was a director, officer, employee, or agent of ours shall not be liable to us or any of our stockholders for any acts or omissions by any such person arising from the performance of their duties and obligations in connection with us, except to the extent such exemption from liability or limitation thereof is not permitted under the Delaware General Corporation Law. In addition, as permitted by Section 102(b)(7) of the Delaware General Corporation Law, our certificate of incorporation provides that our directors will not be liable to us or any holder of shares for monetary damages for breach of a fiduciary duty as a director, except to the extent such exemption from liability or limitation thereof is not permitted under applicable law.
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
If we are deemed to be an investment company under the Investment Company Act, we would be required to materially restructure our activities or to register as an investment company under the Investment Company Act, which would have a material adverse effect on our business, financial condition, and results of operations. In connection with any such restructuring, we may be required to sell portfolio assets at a time we otherwise might not choose to do so, and we may incur losses in connection with such sales. Further, our Manager may unilaterally terminate the management agreement if we become regulated as an investment company under the Investment Company Act. In addition, if it were established that we were (or Arlington had been) an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company.

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
The U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets, our income and our earnings and profits, or "E&P" (calculated pursuant to Sections 316 and 857(d) of the Code and the regulations thereunder), the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Our ability to satisfy the REIT asset tests depends upon the characterization and fair market values of our assets, some of which are not precisely determinable, and for which we may not obtain independent appraisals. Our compliance with the REIT asset and income tests and the accuracy of our tax reporting to stockholders also depend upon our ability to successfully manage the calculation and composition of our gross and net taxable income, our E&P and our assets on an ongoing basis. Even a technical or inadvertent mistake could jeopardize our REIT status. In addition, our ability to satisfy the requirements to maintain our qualification as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes, or in cases where we own an instrument that the issuer intends to treat as debt, but that the Internal Revenue Service treats as equity or as a non-qualifying asset. Although we operated and intend to operate so as to maintain our qualification as a REIT, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of the investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.
We also own interests in entities that have elected to be taxed as REITs under the U.S. federal income tax laws (each, a "Subsidiary REIT"). Our Subsidiary REITs are subject to the same REIT qualification requirements that are applicable to us. If a Subsidiary REIT were to fail to maintain its qualification as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset and/or income tests, in which event we also would fail to maintain our qualification as a REIT unless we could avail ourselves of certain relief provisions. While we believe that each Subsidiary REIT has qualified as a REIT under the Code, we have joined each Subsidiary REIT in filing a "protective" TRS election under Section 856(l) of the Code for each taxable year in which we have owned an interest in the Subsidiary REIT. There can be no assurance that such "protective" TRS election would be effective to avoid adverse consequences to us. Moreover, even if the "protective" election were to be effective, the Subsidiary REIT would be subject to regular corporate income tax, dividends we receive from the Subsidiary REIT would not qualify as good income for our REIT 75% gross income test, and there can be no assurance that we would not fail to satisfy the requirement that not more than 25% (20% for the taxable years beginning before January 1, 2026) of the value of our total assets may be represented by the securities of one or more TRSs. See "Our ownership of and relationship with our TRSs are subject to limitations, and a failure to comply with the limitations would jeopardize our REIT status and may result in the application of a 100% excise tax."
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
In particular, we must ensure that at the end of each calendar quarter, we satisfy the REIT 75% asset test, which requires that at least 75% of the value of our total assets consist of cash, cash items, government securities and qualified REIT real estate assets, including RMBS. The remainder of our investments in securities (other than government securities and qualified REIT real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. The 10% value test does not apply to 'straight debt' having specified characteristics and to certain other securities. There can be no assurance that the IRS will agree that the assets we believe satisfy the requirements of straight debt actually satisfy those requirements. In addition, in general, no more than 5% of the value of our total assets (other than government securities, TRS securities and qualified REIT real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for the taxable years beginning before January 1, 2026) of the value of our total assets can be represented by securities of one or more TRSs. Generally, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and becoming subject to U.S. federal income tax and any applicable state and local taxes on all of our taxable income.
Further, we must also ensure that each taxable year we satisfy the REIT 75% and 95% gross income tests, which require that, in general, 75% of our gross income come from certain real estate-related sources and 95% of our gross income consist of gross income that qualifies for the REIT 75% gross income test or certain other passive income sources. As a result of the requirement that we satisfy both the REIT 75% asset test and the REIT 75% and 95% gross income tests, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such investments to a TRS, in which event they would be subject to regular corporate U.S. federal, state and local taxes assuming that the TRS is organized in the United States. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. Generally, if we fail to comply with these requirements at the end of any calendar year, we will lose our REIT qualification and may be subject to U.S. federal income tax and any applicable state and local taxes on all of our taxable income.
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
Our taxable income may substantially exceed our net income as determined based on GAAP, because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. Our Operating Partnership and certain of its subsidiaries have made an election under Section 475(f) of the Code to mark their securities to market, which may cause us to recognize taxable gains for a taxable year with respect to such securities without the receipt of any cash corresponding to such gains. Additionally, E&P in our foreign TRSs are taxable to us, regardless of whether such earnings are distributed. We intend to file consolidated U.S. income tax returns for our domestic TRSs, which means that losses in one domestic TRS can offset federal and certain state income in another domestic TRS. However, overall losses in our TRSs will not reduce our REIT taxable income, and will generally not provide any tax benefit to us, except for being carried forward against future TRS taxable income in the case of a domestic TRS. Also, our ability, or the ability of our subsidiaries, to deduct interest may be limited under Section 163(j) of the Code. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, or we may modify assets in a way that produces taxable income prior to or in excess of economic income. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. To the extent that we generate such non-cash taxable income in a taxable year or have limitations on our deductions, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year. In that event, we may be required to use cash reserves, incur debt, sell assets, make taxable distributions of our shares or debt securities or liquidate non-cash assets at rates, at terms or at times that we regard as unfavorable, in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.
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

Our ownership of and relationship with our TRSs are subject to limitations, and a failure to comply with the limitations would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income for purposes of the REIT 75% or 95% gross income tests if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for the taxable years beginning before January 1, 2026) of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. The equity investments we make in loan originators, for example, are generally made in or contributed to TRSs. The surviving entity of the Arlington Merger, which is a wholly-owned subsidiary of the Operating Partnership, is also a TRS. Many of the loans we securitize are generally made in or contributed to TRSs. In addition, many of the investments that we made and activities we undertook prior to our REIT election have been contributed to or will be made in one of our TRSs; thus, we hold a significant portion of our assets through, and derive a significant portion of our taxable income and gains in, TRSs. While we intend to manage our affairs so as to satisfy the requirement that no more than 25% of the value of our total assets consists of stock or securities of our TRSs and other non-qualifying assets, as well as the requirement that taxable income from our TRSs plus other non-qualifying gross income not exceed 25% of our total gross income, there can be no assurance that we will be able to do so in all market circumstances. Even if we are able to do so, compliance with these rules may reduce our flexibility in operating our business. In addition, the two rules may conflict with each other in that our ability to reduce the value of our TRSs below 25% of our assets by causing a TRS to distribute a dividend to us may be limited by our need to comply with the REIT 75% gross income test, which requires that, in general, 75% of our gross income come from certain real estate-related sources (and TRS dividends are not qualifying income for such test). There can be no assurance that we will be able to comply with either or both of these tests in all market conditions. Our inability to comply with either of these tests could have a material adverse effect on our business, financial condition, liquidity, results of operations, qualification as a REIT and ability to make distributions to our stockholders.
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
We intend to monitor the value of and the income from our respective investments in our domestic and foreign TRSs for the purpose of ensuring compliance with TRS ownership limitations and the REIT 75% gross income test. In addition, we will review all of our transactions with our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation, the REIT 75% gross income test or avoid application of the 100% excise tax discussed above.
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
The issuers of the CLOs in which we invest could become subject to U.S. federal income tax or withholding requirements.
The issuers of the CLOs in which we invest will generally operate pursuant to investment guidelines intended to ensure that the CLO is not treated for U.S. federal income tax purposes as engaged in a U.S. trade or business. If a CLO issuer fails to comply with its investment guidelines, or if the Internal Revenue Service otherwise successfully asserts that the CLO issuer should be treated as engaged in a U.S. trade or business, such CLO issuer could be subject to U.S. federal income tax, which could reduce the amount available to distribute to the CLO mezzanine debt and equity holders, including us.
The U.S. Foreign Account Tax Compliance Act provisions of the Code impose a withholding tax of 30% on certain U.S. source periodic payments, including interest and dividends, to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its U.S. account holders and its U.S. owners. Most CLOs in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO in which we invest fails to properly comply with these reporting requirements, certain payments received by such CLO may be subject to the 30% withholding tax, which could reduce the amount available to distribute to the CLO mezzanine debt and equity holders, including us.
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
A REIT's net income from prohibited transactions is subject to a 100% tax with no offset for losses. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we dispose of or securitize mortgage loans or MBS in a manner that was treated as dealer activity for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales or securitization structures, even though the transactions might otherwise be beneficial to us. Alternatively, in order to avoid the prohibited transactions tax, we may choose to implement certain transactions through a TRS, including by contributing the assets to a TRS.
Although we expect to avoid the prohibited transactions tax by conducting the sale of property that may be characterized as dealer property through a TRS, such TRS will be subject to federal, state and local corporate income tax and may incur a significant tax liability as a result of those sales conducted through the TRS. In addition, whether property is held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can satisfy certain safe-harbor provisions of the Code that would prevent such treatment. Moreover, no assurance can be given that the IRS will respect the transaction by which property that may be characterized as dealer property is transferred to the TRS. If any property sold is treated as property held for sale to customers or if the contribution of property is not respected, then we may be treated as having engaged in a prohibited transaction, and our net income therefrom would be subject to a 100% tax.
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
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce income which qualifies under the REIT 75% and/or 95% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax. Additionally, counsel is generally under no obligation to update any such opinions after they are issued. Hence, subsequent changes to the purchased securities or in the applicable law may cause such opinions to become inaccurate or outdated despite being accurate when issued and may also adversely affect our REIT qualification and result in significant corporate-level tax.

General Risk Factors
We, Ellington, or its affiliates may be subject to adverse legislative, regulatory or public policy changes.
At any time, U.S. federal, state, local, or foreign laws or regulations that impact our business, or the administrative interpretations of those laws or regulations, may be enacted or amended.
We cannot predict when or if any new law, regulation, or administrative interpretation, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the "Dodd-Frank Act", or any amendment to or repeal of any existing law, regulation, or administrative interpretation, will be adopted or promulgated or will become effective. Additionally, the adoption or implementation of any new law, regulation, or administrative interpretation, or any revisions in or repeals of these laws, regulations, or administrative interpretations, including those related to the Dodd-Frank Act, could cause us to change our portfolio, could constrain our strategy, or increase our costs. In addition, as a result of our consolidation of Longbridge, our business is directly subject to employment-related laws and regulations, including those relating to wages, employee benefits, workplace practices, and scheduling requirements, compliance with which could increase our operating costs or expose us to additional regulatory or litigation risk.
Further, rising geopolitical tensions and increasing protectionist policies in the U.S. and abroad have fueled uncertainty around the future of global free trade. The U.S. government has recently altered its approach to international trade policy, including through the imposition of tariffs, export controls, currency manipulation, increased scrutiny of foreign investments (particularly in strategic sectors such as technology and energy), and the renegotiation of existing trade agreements. These measures, as well as related diplomatic and fiscal pressures, have increased uncertainty for market participants and, in certain cases, have contributed to budgetary strain in other countries. In response, some foreign governments have imposed or threatened retaliatory measures, including imposing tariffs on certain U.S. goods, and have indicated a willingness to take further actions. These actions, and the risk of further escalation, could disrupt global supply chains, increase input costs, and reduce the volume of cross-border trade and investment. Escalating trade disputes, supply chain disruptions, and shifting international alliances could contribute to global market volatility and reduced cross-border investment activity. Any of the foregoing may increase volatility, impair liquidity, reduce investment opportunities, and adversely affect the performance of our investments. These developments, along with any future downturns in the global economy resulting from such trade and geopolitical frictions, could adversely affect our performance.
Changes in U.S. federal policy, including tax policies, and at regulatory agencies typically occur over time through policy and personnel changes following elections and otherwise, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. Such changes may result in new or modified laws, regulations, or tax regimes that affect us and our investments. We cannot predict the ultimate impact of the foregoing on us, our business and investments, or the industries in which we invest generally, and any prolonged uncertainty could also have an adverse impact on us and our investment objectives. Future policy changes may adversely affect our operating environment, including through increasing competition, and therefore our business, operating costs, financial condition and results of operations. In addition, an extended federal government shutdown (such as the one experienced in 2025), resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying government spending, could have widespread negative effects on both the U.S. and global economies, including corporate and consumer spending, and liquidity of capital markets. Any of the foregoing could increase volatility, reduce liquidity, constrain the availability of financing, and adversely affect our performance and investment objectives.
We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings.
At any time, industry-wide or company-specific regulatory or tax inquiries or proceedings can be initiated and we cannot predict when or if any such regulatory inquiries or proceedings will be initiated that involve us or Ellington or its affiliates, including our Manager. We believe that the heightened scrutiny of the financial services industry increases the risk of inquiries and requests from regulatory or enforcement agencies. For example, as discussed under the caption "Item 3. Legal Proceedings" in this Annual Report on Form 10-K, over the years, Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state, and foreign regulators.
We can give no assurances that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims. Any such matters could be disruptive and costly, could divert management attention and resources, and could result in reputational harm. If any such events were to occur, we, or our Manager's ability to perform its obligations to us under the management agreement between us and our Manager, or Ellington's ability to perform its obligations to our Manager under the services agreement between Ellington and our Manager, could be materially adversely impacted, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

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
•adverse changes in global, national, regional and local economic and market conditions, including those relating to pandemics, high unemployment, elevated inflation, tariffs, volatile interest rates, volatile and/or elevated credit spreads, concerns regarding a recession, geopolitical conflicts, social unrest, or civil disturbances;
•our inclusion in, or exclusion from, various stock indices;
•our operating performance and the performance of other similar companies; and
•changes in accounting principles.
Since many of the above factors may be unrelated to our individual operating performance or financial condition, the trading price of our common stock and preferred stock may not reflect our underlying operating performance or financial condition.
Future debt or equity offerings may adversely affect the value of our outstanding securities.
In the future, we may seek to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible securities, and additional classes of preferred stock. For example, in October 2025, we completed a debt offering, and in January 2026, we completed an equity offering. Such offerings may not be viewed favorably by the market and could adversely affect the market price of our common stock, preferred stock, unsecured notes, or other outstanding securities, including by increasing perceived credit risk, leverage levels, or refinancing risk.
If we decide to issue additional senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under an indenture, rights to restrict dividend payments, and rights to require approval to sell assets. Any such additional debt securities may rank pari passu with, or senior to, our existing indebtedness and could be secured by assets that currently secure no debt, which could reduce the recovery prospects of holders of our existing unsecured debt securities. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our then-outstanding securities and could dilute our existing stockholders. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Upon liquidation, holders of our debt securities and preferred stock, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.

Additional equity offerings, including offerings of our common or preferred stock or other securities convertible into our common stock, may dilute the ownership of our existing stockholders and/or reduce the market price of our existing equity securities, or both. We cannot predict the effect, if any, of future sales of our common or preferred stock or other securities convertible into our common stock, or the availability of such securities for future sales, on the market price of our common stock. Sales of substantial amounts of our common or preferred stock or other securities convertible into our common stock, or the perception that such sales could occur, may adversely affect the prevailing market price for our common stock. Our preferred stock has a preference on liquidating distributions and a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our securities bear the risk of our future offerings reducing the market price of our securities and, in the case of holders of our equity securities, diluting their holdings. Any such future debt or equity offerings may increase our leverage or otherwise alter our capital structure, which could adversely affect our credit profile, the trading value of our outstanding debt securities and equity, increase our interest expense, impose additional restrictions on our operations, and reduce the amount of cash available to service our existing indebtedness or pay distributions to our stockholders.
Failure to procure adequate funding and capital would adversely affect our results and may, in turn, negatively affect the value of our common shares, our ability to grow our equity capital base and our ability to pay dividends to our stockholders.
We depend upon the availability of adequate funding and capital for our operations. To maintain our status as a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income annually, determined excluding any net capital gains and without regard to the deduction for dividends paid. As a result, we are not able to retain much or any of our earnings for new investments. Further, any material growth in our equity capital base must largely be funded by external sources of capital. There can be no assurance that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding and capital on acceptable terms, there may be a negative impact on the value of our shares of common stock and our ability to pay dividends to our stockholders, and stockholders may lose part or all of their investment.
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
If we fail or are perceived to fail to comply with or meet applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results. Further, our business could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future. Moreover, the requirements of various regulations we may become subject to may not be consistent with each other, and the standards, methodologies and disclosure frameworks used to evaluate ESG practices may change over time, be inconsistently applied, or fail to align across jurisdictions or among regulators, rating agencies, investors and other stakeholders. There can be no assurance that our current ESG practices will meet future regulatory requirements, reporting frameworks or actual or perceived best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs.
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
High inflation, whether caused by low unemployment, high corporate demand, supply-chain issues, geopolitical conflicts, quantitative easing, the imposition of tariffs by the federal government, or a combination of these or other factors, may undermine the performance of our investments by reducing the value of such investments and/or the income received from such investments. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, significant effects on interest rates and negative effects on economies and financial markets. See also "—Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets.”
In addition, actions that the Federal Reserve and other central banks have taken, and could continue to take in response to changes in inflation, could have an adverse impact on the economy broadly and/or on our financial results specifically. See "—Risks Related To Our Investments and Investment Activities—Certain actions by the Federal Reserve and other central banks could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders."
Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.
The use of AI by us and others, and the overall adoption of AI throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our business. We are increasingly incorporating AI technologies into our processes, including at Longbridge; however, if we fail to keep pace with rapidly evolving technological developments in AI available in the mortgage space, our competitive position and business results may suffer. There is substantial uncertainty about the extent to which AI will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. These changes could potentially disrupt, among other things, our business model, investment strategies, and operational processes. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on AI, to improve their operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage. Accordingly, our results of operations and competitive position could be adversely affected.

The introduction of these technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities. Use of AI has increasingly become the source of significant media attention and political debate, which could lead to enhanced governmental or regulatory scrutiny, litigation, or ethical concerns that adversely affect our reputation. For example, some states, such as Colorado, have recently enacted comprehensive laws relating to the deployment of high-risk AI systems, while California has implemented AI transparency and data requirements. However, the regulatory landscape remains highly uncertain; recent federal executive actions have sought to establish a national AI policy framework and may challenge the enforceability of certain state-level AI regulations. Furthermore, the CFPB and HUD have provided commentary regarding the use of AI in the mortgage industry and may take further actions in relation to its regulation. We will need to ensure that our use of AI remains in compliance with these evolving and potentially conflicting regulatory requirements. If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI is incomplete, inaccurate, inadequate or misleading in some way, the performance of our business could suffer. Further, the use of AI can lead to unintended consequences, including generating outputs that appear correct but are factually inaccurate or reflect biases embedded in training data, algorithms, or model assumptions; this could result in discriminatory or disparate outcomes (including under applicable fair lending laws), even in the absence of discriminatory intent, and thereby expose us to legal, regulatory, or reputational risk.
In addition, the broader economic impacts of rapid AI adoption and related capital investment may indirectly affect our business and the performance of our investments. Significant public and private investment in AI infrastructure and related technologies could contribute to shifts in capital allocation, labor market disruption, increased operating costs, supply chain strain, and changes in how and where businesses operate. These structural changes could adversely affect economic growth, employment levels, borrower credit quality, and demand for certain types of commercial and residential real estate, and could increase volatility, competition for capital, or reduce liquidity in capital markets. Any such developments could impair borrowers’ ability to service their obligations, reduce property values or cash flows, increase delinquencies or defaults, and make it more difficult or expensive for us to finance or hedge our investments.
Further, recent technological advances in AI both present opportunities and pose risks to us. Data in technology that uses AI may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our business. The volume and reliance on data and algorithms also make AI more susceptible to cybersecurity threats, including data poisoning and the compromise of underlying models, training data or other intellectual property. The personnel provided to us by our Manager, the personnel of Longbridge and/or our third-party service providers could, without being known to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. This could reduce the effectiveness of AI technologies and adversely impact us and our operations to the extent that we rely on the AI’s work product.
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
In addition, the use of AI by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI. There has been increased scrutiny, including from global regulators, regarding the use of “big data,” diligence of data sets and oversight of data vendors. Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments. Any such limitations could reduce the effectiveness of our investment processes, increase compliance costs, and adversely affect our business and financial results.

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
Longbridge’s cybersecurity processes and practices are integrated into Longbridge’s operational risk oversight program. In general, Longbridge also seeks to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that Longbridge collects and stores by identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents when they occur. Longbridge had approximately 500 employees as of December 31, 2025.
Ellington's Cybersecurity Risk Management and Strategy
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
Longbridge's Cybersecurity Risk Management and Strategy
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
•Education and Awareness: Longbridge: (i) provides regular, mandatory cyber security training to all personnel to equip them with tools to identify and address cybersecurity threats; (ii) communicates evolving information security policies, standards, processes and practices to employees via a variety of communication methods; and (iii) conducts phishing and social engineering tests to assess user alertness, and retains an external cybersecurity vendor to conduct similar tests on an annual basis.

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
Longbridge's cybersecurity risk management and strategy is co-led by its Chief Operating Officer ("COO") and its Vice President of Technology and Operational Excellence ("VP of TOE"). Longbridge's COO has extensive leadership experience with enterprise information technology in the mortgage banking industry, where he has held various executive roles, including Chief Privacy Officer and Chief Information Officer. Longbridge's COO has developed and executed IT strategy, including cybersecurity programs, and helped achieve and maintain Sarbanes-Oxley compliance and SOC-2 certification. Longbridge's VP of TOE has extensive leadership experience with enterprise information technology, both in the banking and manufacturing industries. She has also developed and executed IT strategy, including cybersecurity programs and helped achieve and maintain Sarbanes-Oxley compliance. Longbridge's COO, accompanied by its VP of TOE, regularly discusses Longbridge’s cybersecurity risks and posture, and its information technology roadmap, with the Audit Committee. In these reviews, Longbridge's COO informs the Audit Committee of what Longbridge believes are the key focus items of Longbridge in its cybersecurity program and the COO and VP of TOE provide an overview of their views of emerging threats, and any significant cyber response activities or incidents.
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
In addition, as described in "Note 27 Subsequent Events—Longbridge Settlement Agreement in the notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, on January 28, 2026, Longbridge entered into a settlement agreement (the “Settlement Agreement”) pursuant to which it is entitled to receive a payment of $17.0 million from one of the other parties to the Settlement Agreement. The timing and amount of any payment to be received under the Settlement Agreement will depend on the other party’s performance of its obligations thereunder.
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

PART II—OTHER INFORMATION
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed on the NYSE under the symbol "EFC" since October 8, 2010.
Holders of Our Common Stock
Based upon a review of a securities position listing as of the close of business on February 20, 2026, we had an aggregate of 194 holders of record and holders of our common stock who are nominees for an undetermined number of beneficial owners.
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
Unregistered Sales of Equity Securities
Pursuant to our 2017 Plan, on December 17, 2025, we granted 61,911 OP LTIP Units to certain of our partially dedicated employees. The OP LTIP Units are subject to forfeiture restrictions that will lapse with respect to 33,506 of the OP LTIP Units on December 16, 2026 and 28,405 of the OP LTIP Units on December 16, 2027.
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
On December 31, 2025, 7,657 OP LTIP Units previously granted under our 2017 Plan were converted into shares of common stock on a one-for-one basis.

Performance
This performance graph is furnished and shall not be deemed filed with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.
The following graph provides a comparison of the cumulative total return on our common shares to the cumulative total return on the Standard & Poor's 500 Composite Stock Price Index, or the "S&P 500," and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index, or the "FTSE NAREIT MREIT." The comparison is for the period from December 31, 2020 to December 31, 2025, and assumes in each case, a $100 investment on December 31, 2020 and the reinvestment of dividends.

225
200
175
150
125
100
75
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Ellington Financial Inc.
S&P 500
FTSE NAREIT MREIT

The actual cumulative total returns shown on the graph above are as follows:

	December 31,
	2020	2021	2022	2023	2024	2025
Ellington Financial Inc.	$100.00	$126.33	$103.19	$121.92	$132.55	$167.05
S&P 500	100.00	128.68	105.36	133.03	166.28	195.98
FTSE NAREIT MREIT	100.00	115.56	85.11	98.04	98.25	114.13
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
Our primary objective is to generate attractive risk-adjusted total returns for our stockholders. We seek to attain this objective by utilizing an opportunistic strategy to make investments, without restriction as to ratings, structure, or position in the capital structure, that we believe compensate us appropriately for the risks associated with them rather than targeting a specific yield. At any particular point in time, depending on how we perceive the market's pricing of risk both generally and across sectors, we may favor higher-risk assets or we may favor lower-risk assets, or a combination of the two, in the interests of portfolio diversification or other considerations.
We conduct all of our operations and business activities through the Operating Partnership. As of December 31, 2025, we had an ownership interest of approximately 99.1% in the Operating Partnership. The remaining ownership interest of approximately 0.9% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 31-year history of investing in the Agency and credit markets.
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

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations ("CMOs"), including interest only securities ("IOs"), principal only securities ("POs"), and inverse interest only securities ("IIOs").

CMBS and Commercial Mortgage Loans	.	CMBS;
	.	CLOs backed by commercial mortgage loans ("CRE CLOs"); and
	.	Commercial mortgage loans and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS backed by consumer loans;
	.	ABS backed by Small Business Administration ("SBA") loans, including IOs backed by SBA loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Corporate CLOs	.	Corporate CLO debt and equity tranches; and
	.	Investments in CLO loan accumulation facilities.

Mortgage-Related Derivatives	.	To-Be-Announced mortgage pass-through certificates ("TBAs");
	.	Credit default swaps ("CDS") on individual RMBS, on the CMBX and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, non-QM, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages ("ARMs"), Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by mortgages on single-family-rental properties;
	.	RMBS backed by first-lien and second-lien mortgages;
	.	RMBS backed by performing and non-performing mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters;
	.	Collateralized debt obligations ("CDOs");
	.	RMBS backed by European residential mortgages ("European RMBS");
	.	Retained tranches from securitizations in which we have participated; and
	.	Credit risk transfer securities ("CRTs").

Asset Class		Principal Assets
(continued)
Residential Mortgage Loans	.	Residential mortgage loans that are not deemed "qualified mortgage" loans under the rules of the Consumer Financial Protection Bureau ("non-QM loans");
	.	Residential "transition loans," such as residential bridge loans and residential "fix-and-flip" loans;
	.	Residential non-performing mortgage loans ("NPLs");
	.	Re-performing loans ("RPLs"), which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount;
	.	Residential mortgage loans that meet the criteria for inclusion in an Agency securitization ("Agency-eligible residential mortgage loans")
	.	Retained tranches from securitizations to which we have contributed assets;
	.	Reverse mortgage loans
	.	Closed-end second lien mortgage loans; and
	.	Home equity line of credit loans ("HELOCs").
Strategic Investments	.	Strategic equity and/or debt investments in loan originators, loan servicers, and mortgage-related entities;

Other	.	Mortgage servicing rights ("MSRs") and MSR-related investments;
	.	Real estate, including commercial and residential real property;
	.	Corporate debt and equity securities and corporate loans;
	.	Non-mortgage-related derivatives; and
	.	IO strips backed by small business administration loans.
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
Our Agency RMBS assets are typically concentrated in specified pools. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics. We maintain our portfolio of Agency RMBS in part to help maintain our qualification as a REIT and to help maintain our exclusion from registration as an investment company under the Investment Company Act.
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
Our commercial mortgage loans may be fixed or floating rate and will generally have maturities ranging from one to two years. We typically originate and acquire first-lien loans but may also originate and acquire subordinated loans. As of December 31, 2025, all of our commercial mortgage loans were first-lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
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
We are active in the market for residential NPLs and RPLs. The market for large residential NPL and RPL pools has remained highly concentrated, with the great majority having traded to only a handful of large players who typically securitize the residential NPLs and RPLs that they purchase. As a result, we have continued to focus our acquisitions on less-competitively-bid, and more attractively-priced mixed legacy pools sourced from motivated sellers.
We acquire HELOCs and closed-end second lien loans, which are loans made to homeowners collateralized by the existing equity in their homes. Closed-end second lien loans allow the borrower to take a one-time lump sum and are subordinate to the rights of the first lien mortgage holder as well as other potential senior liens. A HELOC is a line of credit that allows the borrower to draw down on their available line of credit as needed, and is subordinate to the rights of the first lien mortgage holder and to the rights of any other lien-holder on the home.
In addition to originating reverse mortgage loans, Longbridge also originates HELOCs designed for homeowners aged 62 or older. These loans are typically interest only, first or second lien loans that do not require principal payments as long as the borrower remains in compliance with specific terms of the loan such as related to owner-occupancy, payment of property taxes, and keeping insurance coverage and interest payments current. They differ from traditional HELOCs in that the principal is deferred until the borrower dies, sells the home, or becomes delinquent on property taxes or homeowners insurance.
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
We consolidate Longbridge, which acquires reverse mortgage loans both through its origination activities and through secondary market purchases. Historically, the majority of loans acquired by Longbridge have been home equity conversion mortgage loans ("HECMs"), which are insured by FHA and eligible for inclusion in GNMA-guaranteed HECM-backed MBS ("HMBS"). Longbridge is an approved issuer of HMBS, and it pools and securitizes the majority of its HECM loans into HMBS, which it then sells in the secondary market while retaining the servicing rights on the underlying HECM loans. In addition, Longbridge opportunistically acquires, in the secondary market, HECM loans that have been mandatorily repurchased from HMBS pools ("HECM Buyout Loans") by other HECM servicers upon the outstanding principal balance of such loans reaching 98% of their respective maximum claim amount. Depending on their status, HECM Buyout Loans are either eligible to be assigned to HUD in connection with an FHA insurance claim ("assignable buyout loans" or "ABOs"), or ineligible to be assigned to HUD ("non-assignable buyout loans" or "NABOs").
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
Strategic Investments
We have made, and in the future may make additional, equity and/or debt investments in loan originators, loan servicers, and other related operating companies. Our investments may either be controlling interests (as is the case with Longbridge), or non-controlling interests (as is the case with our other investments in these types of operating companies). We have also acquired debt investments and/or warrants in certain of these loan originators. We have also entered into various other arrangements, such as entering into flow agreements or providing guarantees or financing lines, with certain of the loan originators in which we have invested.
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

Other Investment Assets
Our other investment assets include real estate, including residential and commercial real property, corporate debt and equity securities, corporate loans, loans collateralized by accounts receivable, litigation finance assets, and non-mortgage-related derivatives. We do not typically purchase real property directly; rather, our real estate ownership usually results from foreclosure activity with respect to our residential and commercial mortgage loans.
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

Trends and Recent Market Developments
Market Overview
Federal Reserve Policy
•After lowering its target range for the federal funds rate by a full percentage point to 4.25%–4.50% in the second half of 2024, the U.S. Federal Reserve (the "Federal Reserve") maintained that range through the first eight months of 2025, noting increased uncertainty around the economic outlook.
Beginning in September, the Federal Reserve initiated a gradual easing cycle, lowering the target range by 25 basis points at each of its September, October, and December meetings, bringing the target range to 3.50%–3.75% at year end. The December Summary of Economic Projections signaled a slower pace of rate cuts in 2026, with the median member’s projection implying only one additional 25-basis-point reduction.
•Beginning in April, the Federal Reserve decelerated the pace of its balance sheet contraction by lowering the cap on portfolio runoff of U.S. Treasury securities from $25 billion to $5 billion, while maintaining the $35 billion cap on Agency RMBS runoff. In October, the Federal Reserve announced that balance sheet runoff would conclude on December 1, 2025, at which point principal payments from both U.S. Treasury and Agency securities would be reinvested into U.S. Treasury securities. At its December meeting, the Federal Reserve further announced it would initiate purchases of short-term Treasury securities to maintain an ample level of reserves.
Tariff Policy
•During the first quarter of 2025, the administration announced a new round of tariffs, primarily on imports from China, Canada, and Mexico, along with additional tariffs on certain goods and sectors. The administration also announced plans for broad “reciprocal” tariffs aimed at matching the tariff rates that other countries impose on U.S. exports. These announcements contributed to increased market volatility and notable declines in major equity indices late in the quarter.
•In early April, the U.S. administration announced its plans for broad-based tariffs. These announcements caused uncertainty in financial markets, contributing to heightened volatility and further declines in major equity indices and widening of credit spreads in early April. Financial markets recovered following the April 9th announcement of a 90-day pause on most tariffs, excluding those applied to Chinese imports. In mid-May, the U.S. and China mutually agreed to reduce minimum tariff rates on bilateral trade, contributing to improved market sentiment. By the end of the second quarter, multiple major equity indices had reached all-time highs.
•In the third quarter, the U.S. administration continued to adjust the broad-based tariffs announced in early April and introduced additional tariffs affecting various countries and industries. Several trading partners, including the United Kingdom, the European Union, Japan, South Korea, and others, reportedly reached agreements with the U.S. to reduce tariff levels, though implementation remained ongoing. The administration also extended the pause on higher tariffs for Chinese imports, leaving the reduced minimum tariff rate in place.
•In the fourth quarter, the U.S. administration delayed scheduled tariffs on certain countries and sectors while advancing negotiations with additional trading partners, announcing framework agreements with Vietnam, Argentina, and Switzerland, among others. At the same time, several tariff measures remained subject to ongoing judicial review, creating additional uncertainty regarding the scope, timing, and potential retroactive application of certain trade actions.
Government Shutdown
•A partial U.S. government shutdown began on October 1, 2025, following a lapse in federal appropriations due to disagreements over spending levels. Essential government functions continued to operate, but many agencies temporarily furloughed employees. The shutdown disrupted the release of key economic data and contributed to short-term market uncertainty.
•After setting a record for the longest shutdown in U.S. history, the shutdown ended on November 12th with a continuing resolution to keep most agencies running through January 30, 2026.
Interest Rates
•After rising sharply in the fourth quarter of 2024, interest rates declined significantly in the first quarter of 2025, with yields on 2- and 10-year U.S. Treasury securities falling by 36 basis points quarter over quarter, ending at 3.88% and 4.21%, respectively.

Interest rates were relatively volatile in the second quarter in response to economic uncertainty and evolving expectations for monetary policy. The yield on the 2-year U.S. Treasury security traded within a 45-basis point range before ending the quarter down 16 basis points to 3.72%. The yield on the 10-year U.S. Treasury security traded within a 60-basis point range before ending the quarter up just 2 basis points to 4.23%.
In the third quarter, interest rates continued to trend lower. The yield on the 2-year U.S. Treasury security ended the quarter down 11 basis points at 3.61%, while the yield on the 10-year U.S. Treasury ended the quarter down 8 basis points at 4.15%.
In the fourth quarter, the yield on the 2-year U.S. Treasury security continued to fall, ending the quarter down 14 basis points to 3.47%. The yield on the 10-year U.S. Treasury increased modestly by 2 basis points to 4.17%.
Interest rate volatility declined significantly over the course of the year, with the MOVE Index ending 2025 down approximately 35% year over year.
•Mortgage rates generally tracked the decline in long-term interest rates during the year. The Freddie Mac 30-year mortgage rate survey began the year at 6.85% and peaked at 7.04% in mid-January, before declining steadily and ending the year at 6.18%.
•Secured Overnight Financing Rates (“SOFR”) were largely stable in the first half of 2025 but fell sharply in the second half, reflecting the Federal Reserve rate cuts. For the full year, one-month SOFR rate declined by 64 basis points to 3.69%, while three-month SOFR rate fell by 65 basis points to 3.65%. SOFR rates drive many of our financing costs.
Housing and Economic Indicators
•The S&P Cotality Case-Shiller US National Home Price Index rose 2.6% in the first half of 2025 before declining modestly in the second half, ending the year up 1.3% overall. Housing affordability followed a similar arc, deteriorating through mid-year before recovering as mortgage rates fell, with the National Association of Realtors Housing Affordability Index finishing 2025 up 10.5% from where it began.
•The Mortgage Bankers Association's Refinance Index rose significantly in the first three quarters of 2025, more than tripling between the start of the year and late September, before declining sharply in the fourth quarter. Despite the late-year pullback, refinancing activity ended 2025 significantly higher than at the start of the year.
•Mortgage prepayment speeds generally rose during the year, but remained low by historical standards. Prepayment speeds for Fannie Mae 30-year RMBS started the year at 5.2 CPR, reached a peak of 10.2 CPR in October, and then declined into year end, registering 8.7 CPR in December.
•U.S. real GDP contracted at an estimated annualized rate of 0.5% in the first quarter of 2025, before expanding by 3.8% in the second quarter and 4.4% in the third quarter. Fourth-quarter growth moderated but remained positive at 1.4%. Unemployment rose modestly during 2025, from 4.1% at the start of the year to 4.4% by year end.
•Inflation trended lower in early 2025, with the 12-month percentage change in the Consumer Price Index for All Urban Consumers, not seasonally adjusted, falling from 3.0% in January to 2.3% in April, before rising to 2.7% in December.
Fixed Income Performance
•MBS returns were generally positive throughout 2025, with the Bloomberg U.S. MBS Index posting a full-year return of 8.58% and an excess return (on a duration-adjusted basis) of 1.71% relative to the Bloomberg U.S. Treasury Index.
•Corporate bonds also posted strong returns. The Bloomberg U.S. Corporate Bond Index returned 7.77% with an excess return of 1.19%, while the Bloomberg High Yield Bond Index posted an 8.62% return and 2.60% excess return. High Yield corporate credit spreads widened modestly during the year with the Markit CDX North America High Yield Index increasing by 5 basis points. The Markit CDX North America Investment Grade Index was largely unchanged year over year.
Equity Markets
•Despite early-year declines due to trade policy uncertainty, U.S. equities posted strong gains in 2025, with the Dow Jones rising 13.0%, the S&P 500 rising 16.4%, and the NASDAQ rising 20.4%. International equities performed even better, with the FTSE 100 and MSCI World Indexes rising 21.5% and 19.5%, respectively.
•Equity volatility spiked early in the year before declining steadily, ending 2025 lower overall.

Portfolio Overview and Outlook—Investment Portfolio Segment
Investment Portfolio—Credit(1)
The following tables summarize the long investments in our credit portfolio as of December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024(2)
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Dollar Denominated:
Agency-eligible residential mortgage loans	$243,615	4.4%	$—	—%
CLOs	111,808	2.0%	61,085	1.3%
CMBS	26,550	0.5%	39,206	0.8%
Commercial mortgage loans(3)(5)	765,059	13.8%	470,142	10.0%
Consumer loans and ABS backed by consumer loans(6)	143,648	2.6%	87,249	1.9%
Corporate debt and equity and corporate loans	29,147	0.5%	27,598	0.6%
Debt and equity investments in loan origination entities(7)	95,688	1.7%	61,619	1.3%
Forward MSR-related investments	77,852	1.4%	77,848	1.7%
HELOC and CES loans and retained RMBS(6)(8)	364,838	6.6%	432,861	10.3%
Non-Agency RMBS	95,240	1.7%	166,587	2.5%
Non-QM loans and retained RMBS(3)(6)(8)	2,624,068	47.4%	2,007,670	43.0%
Other investments(9)(10)	70,466	1.3%	61,508	1.3%
Residential transition loans and other residential mortgage loans(3)(4)	839,456	15.1%	1,127,770	24.1%
Non-Dollar Denominated:
CLOs	13,232	0.2%	6,333	0.1%
Corporate debt and equity	—	—%	181	—%
RMBS(11)(12)	16,953	0.3%	14,394	0.3%
Other residential mortgage loans	27,536	0.5%	39,168	0.8%
Total Long Credit Portfolio	$5,545,156	100.0%	$4,681,219	100.0%
Adjustments:
Less: Non-retained tranches of consolidated securitization trusts	1,433,814		1,353,055
Total adjusted long credit portfolio	$4,111,342		$3,328,164
(1)This information does not include U.S. Treasury securities, securities sold short, or financial derivatives.
(2)Conformed to current period presentation.
(3)Includes related REO. In accordance with U.S. GAAP, REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
(4)Other residential mortgage loans include secondary market purchases of non-performing and re-performing mortgage loans.
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
Our total adjusted long credit portfolio increased by 24% to $4.11 billion as of December 31, 2025, compared to $3.33 billion as of December 31, 2024. The increase was driven by net purchases of non-QM loans, commercial mortgage bridge loans, Agency-eligible loans, ABS, and CLOs; and a larger portfolio of retained RMBS. These increases were partially offset by the impact of loans sold into securitizations, net sales of non-Agency RMBS, and a smaller residential transition loan portfolio, with principal paydowns in that portfolio, together with the net effect of a securitization, exceeding new purchases. During the year, we also added two additional equity investments in loan originators, and signed an agreement to acquire a small residential mortgage servicer which, pending regulatory approval, would enable us to bring servicing capabilities in-house.
Positive performance was driven by higher net interest income along with net realized and unrealized gains on non-QM retained tranches, forward MSR-related investments, closed-end second lien retained tranches, home equity line of credit loans, NPL/RPL residential loans, and ABS. We also benefitted from strong results from our equity investments in loan originators and strong credit performance across our loan businesses. Partially offsetting higher net interest income were net realized and unrealized losses on CLOs, CMBS, consumer loans, and residential REO.
The percentages of delinquent loans in our residential and commercial mortgage loan portfolios (including loans accounted for as equity method investments) increased year over year, although these percentages decreased during the fourth quarter. Both of these portfolios continue to experience low levels of realized credit losses and strong overall credit performance, though we continue to work out several non-performing assets.
During the year, the net interest margin on our credit portfolio increased to 3.25% from 2.83%, driven by an increase in asset yields and a lower cost of funds. We continued to benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate.
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
The table below details certain information regarding our investments in commercial mortgage loans as of December 31, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans(3)(4)	$934,319	$(7,858)	$926,461	$146	$(2,638)	$923,969	9.39%	9.26%	1.12
(1)Excludes commercial mortgage loans in non-accrual status, with a fair value of $79.1 million.
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
(4)As of December 31, 2025, all of our commercial mortgage loans were first-lien mortgages.
The table(1)(2) below summarizes our interests in commercial mortgage loans by payment status of the loan as of December 31, 2025:

	December 31, 2025
(In thousands)	Unpaid Principal Balance	Fair Value
Performing	$854,486	$844,862
Non-performing	79,833	79,107
Total	$934,319	$923,969
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
As of December 31, 2025, we held three commercial REO properties with a fair value of $19.1 million. Additionally, as of December 31, 2025, an unconsolidated variable interest entity in which we co-invest with other Ellington affiliates held a commercial REO property; the fair value of our allocable portion of such REO was approximately $40.3 million.

The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of December 31, 2025:

Property Type(1)	December 31, 2025
Multifamily	59.3%
Hotel	11.8%
Retail	8.9%
Commercial Mixed Use	5.9%
Industrial	5.8%
Office	5.1%
Healthcare	1.4%
Mobile Home Community	1.2%
Self Storage	0.6%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of December 31, 2025:

Property Location by U.S. State(1)	December 31, 2025
New York	23.3%
Florida	19.6%
Texas	8.6%
New Jersey	7.8%
Illinois	5.9%
All other states <5%	34.8%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in residential mortgage loans by loan type, and REO resulting from the foreclosure of residential mortgage loans, as of December 31, 2025:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
North America—United States:
Non-QM loans	$2,524,853	$2,425,913
Residential transition loans	759,095	754,749
HELOCs and closed-end second lien loans	140,552	148,781
Agency eligible mortgage loans	235,384	243,615
Other residential mortgage loans(1)	41,222	42,500
Europe—United Kingdom:
Other residential mortgage loans	38,707	27,536
Total residential mortgage loans	$3,739,813	$3,643,094
Residential REO(2)		42,944
Total residential mortgage loans and residential REO(2)		$3,686,038
(1)Other residential mortgage loans include secondary market purchases of non-performing and re-performing mortgage loans.
(2)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.

The table(1) below provides additional details for residential mortgage loans that are 90 days or more past due as of December 31, 2025:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
Non-performing residential mortgage loans—non-performing at acquisition	$28,915	$30,029
Non-performing residential mortgage loans—performing at acquisition	217,209	202,072
Total non-performing residential mortgage loans	$246,124	$232,101
Total residential mortgage loans	$3,698,016	$3,612,467
Total residential mortgage loans, excluding non-performing residential mortgage loans—non-performing at acquisition	$3,669,101	$3,582,438
Total delinquency (%)	6.7%	6.4%
Delinquency excluding loans non-performing at acquisition (%)	5.9%	5.6%
(1)Excludes the assets of the European Mortgage Loan Securitization (see Note 13, Securitization Transactions—Residential Mortgage Loan Securitizations—European Residential Mortgage Loans), which is a consolidated VIE holding non-performing residential mortgage loans with an unpaid principal balance and fair value of 20.4 million and 14.5 million, respectively. The net fair value of the interest held by us in this VIE was $64 thousand.
The table below details (in thousands) the underlying reference amounts and components of our Forward MSR-related investments as of December 31, 2025:

Fair Value of Underlying MSR	Financing	Advances Receivable	Cash and Other Net Receivables	Fair Value of Forward MSR-related Investments
$156,015	$(93,500)	$5,670	$9,667	$77,852
The table below provides additional details on the MSRs underlying our Forward MSR-related investments as of December 31, 2025:

			Weighted Average
Holder of Mortgage Loan	Unpaid Principal Balance	Fair Value	Rate	Servicing Fee	Loan Age (Months)	Projected CPR	Market Yield	Multiple
	(In thousands)
Federal National Mortgage Association	$9,871,452	$143,917	3.09%	0.25%	61	4.98%	9.43%	5.82
Federal Home Loan Mortgage Corporation	801,944	12,098	3.71%	0.25%	57	5.02%	9.53%	6.03
Total	$10,673,396	156,015	3.14%	0.25%	61	4.98%	9.44%	5.84
As discussed in Note 16 of the notes to our consolidated financial statements, we, through a wholly-owned trust subsidiary, purchase automobile loans under agreements with a consumer loan originator. We have beneficial interests in the loan cash flows, which are net of servicing-related fees and expenses including a deferred performance-based fee to the consumer loan originator, in which we have a non-controlling equity interest. The total fair value of these investments, which are included in Securities, at fair value on the Consolidated Balance Sheet, was $53.1 million as of December 31, 2025. The table below provides additional information about the automobile loans underlying these participation certificates, which comprise our investments in ABS backed by consumer loans, as of December 31, 2025:

					Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Fair Value	Life (Years)	Delinquency (Days)
Automobile loans underlying ABS backed by consumer loans(1)	$59,927	$(105)	$59,822	$52,705	1.65	11
(1)Excludes charged-off consumer loans with an aggregate unpaid principal balance and fair value of $97.2 million and $0.4 million, respectively, for which we have determined that it is probable the servicer will be able to collect principal and interest. See Note 5 of the Notes to Consolidated Financial Statements for additional details on charged-off consumer loans.

The following table provides additional details about our investments in unconsolidated entities as of December 31, 2025:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	$52,645
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	25,605
		78,250
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans and REO	101,112
Equity investments in securitization-related risk retention vehicles	Consumer Loans and European RMBS	566
Equity investments in securitization-related risk retention vehicles	Residential Mortgage Loan	69,136
Other	Various	63,357
		234,171
		$312,421
Investment Portfolio—Agency RMBS

	December 31, 2025		December 31, 2024
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$203,077	93.0%	$250,376	84.4%
Reverse Mortgages	556	0.3%	33,124	11.2%
IOs	14,734	6.7%	13,217	4.4%
Total Long Agency RMBS	$218,367	100.0%	$296,717	100.0%
Our total long Agency RMBS portfolio decreased by 26% year over year to $218.4 million as of December 31, 2025, compared to $296.7 million as of December 31, 2024, primarily driven by net sales.
Net gains on our Agency RMBS, along with net interest income, were the primary drivers of the strong results in our Agency strategy in 2025. Declining interest rate volatility and tightening Agency yield spreads for much of the year provided broad support to our portfolio. These net gains were partially offset by net losses on our interest rate hedges, driven by declining interest rates.
During the quarter, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities and futures. We ended the quarter with a net long TBA position, on both a duration-weighted and notional basis, associated with the Agency strategy.
The net interest margin on our Agency portfolio, excluding the Catch-up Amortization Adjustment, increased to 2.32% for the year ended December 31, 2025, from 1.84% for the year ended December 31, 2024, primarily driven by a lower cost of funds. We continued to benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate.
As of December 31, 2025 and 2024, the weighted average net pass-through rate on our fixed-rate specified pools was 3.9% and 4.1%, respectively.
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

The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended December 31, 2025, September 30, 2025, June 30, 2025, March 31, 2025, and December 31, 2024.

	Three-Month Period Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Three-Month Constant Prepayment Rates(1)	6.9	8.4	8.0	7.7	7.2
(1)Excludes Agency fixed-rate RMBS without any prepayment history.
The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2025 and 2024:

		December 31, 2025				December 31, 2024
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon
		(In thousands)				(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.50–3.99	$5,271	$5,204	99	3.50%	7,173	6,913	94	3.50%
	4.50–4.99	—	—	—	—%	102	102	165	4.50%
Total 15-year fixed-rate mortgages		5,271	5,204	99	3.50%	7,275	7,015	95	3.51%
30-year fixed-rate mortgages:
	2.00–2.49	12,431	10,209	51	2.00%	17,125	13,527	39	2.00%
	2.50–2.99	19,039	16,189	56	2.50%	22,189	18,162	44	2.50%
	3.00–3.49	36,626	32,871	70	3.00%	34,310	29,701	58	3.00%
	3.50–3.99	48,228	44,984	80	3.50%	54,192	48,557	68	3.50%
	4.00–4.49	28,089	26,896	68	4.00%	32,394	29,938	55	4.00%
	4.50–4.99	5,657	5,597	67	4.50%	8,146	7,752	54	4.50%
	5.00–5.49	21,856	21,988	51	5.00%	46,392	45,062	30	5.00%
	5.50–5.99	8,333	8,504	33	5.50%	8,759	8,672	21	5.50%
	6.00–6.49	23,497	24,322	35	6.00%	33,707	34,065	22	6.00%
	6.50–6.99	6,015	6,313	32	6.50%	7,701	7,925	20	6.50%
Total 30-year fixed-rate mortgages		209,771	197,873	61	3.93%	264,915	243,361	45	4.08%
Total fixed-rate Agency RMBS		$215,042	$203,077	62	3.92%	$272,190	$250,376	47	4.07%
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

The following table summarizes loan-related assets(1) in the Longbridge segment as of December 31, 2025 and 2024:

(In thousands)	December 31, 2025	December 31, 2024
HMBS assets(2)(3)	$10,524,652	$9,245,834
Less: HMBS liabilities	(10,406,332)	(9,150,883)
HMBS MSR Equivalent	118,320	94,951
Unsecuritized HECM loans(4)	174,046	140,709
Proprietary reverse mortgage loans(3)(5)	1,687,801	728,959
Reverse MSRs	28,913	29,766
Unsecuritized REO(3)	4,742	2,323
Total	2,013,822	996,708
Less: Non-retained tranches of consolidated securitization trusts	1,396,607	576,474
Total, excluding non-retained tranches of consolidated securitization trusts	$617,215	$420,234
(1)This information does not include financial derivatives or loan commitments.
(2)Includes HECM loans, REO, and claims or other receivables.
(3)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
(4)As of December 31, 2025, includes $28.5 million of active HECM Buyout Loans, $19.0 million of inactive HECM Buyout Loans, and $6.1 million of other inactive HECM loans. As of December 31, 2024, includes $7.8 million of active HECM Buyout Loans, $11.1 million of inactive HECM Buyout Loans, and $5.0 million of other inactive HECM loans.
(5)As of December 31, 2025, includes $1.4 billion of securitized proprietary reverse mortgage loans and related REO, $26.0 million of cash held in a securitization reserve fund, and $19.9 million of investment related receivables. As of December 31, 2024, includes $606.8 million of securitized proprietary reverse mortgage loans and $15.0 million of cash held in a securitization reserve fund.
Our Longbridge segment reported excellent results for the year, with positive contributions from both originations and servicing. Strong performance from originations was driven by significantly higher origination volumes of proprietary reverse mortgage loans year over year, higher origination margins for HECM loans, and net gains related to proprietary reverse mortgage loan securitizations completed during the year. Strong results from servicing reflected steady base servicing net income, strong tail securitization executions, and a net gain on the HMBS MSR Equivalent, driven primarily by tighter HMBS yield spreads. These gains were partially offset by net unrealized losses on the retained tranches of consolidated proprietary reverse mortgage loan securitization trusts, due to faster prepayment speed assumptions, lower HPA projections, and higher applied discount rates; as well as net losses on interest rate hedges.
Our Longbridge portfolio, excluding non-retained tranches of consolidated securitization trusts, increased by 47% year over year to $617.2 million as of December 31, 2025, primarily driven by proprietary reverse mortgage loan originations, partially offset by the impact of securitizations of that product completed during the year.
Supplemental Longbridge Information:
The following table summarizes origination volumes by channel for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
($ In thousands)	2025			2024
Channel	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume
Wholesale and correspondent	5,794	$1,286,763	72%	5,298	$983,831	77%
Retail	2,804	507,058	28%	1,861	300,237	23%
Total	8,598	$1,793,821	100%	7,159	$1,284,068	100%
(1)Represents initial borrowed amounts on reverse mortgage loans.
Corporate/Other
Results for the year also reflect: (i) an increase in the unrealized loss on our unsecured debt driven by credit spread tightening, (ii) debt issuance costs related to our October unsecured notes offering, which were fully expensed at issuance, (iii) higher corporate-level interest expense due to a larger amount of unsecured notes outstanding, (iv) an increase in incentive fee incurred, (v) an increase in income tax expense, (vi) a realized loss related to the par redemption of our 6.75% unsecured notes that we had carried at a slight discount to par. These higher expenses were partially offset by net gains on the fixed receiver interest rate swaps used to hedge the fixed payments on our unsecured notes and preferred equity, with interest rates lower during the year.

Financing—Overall
We have various financing arrangements in place as of December 31, 2025, including both secured and unsecured borrowings. We use repos, secured lines of credit, and various other secured borrowings to finance our portfolios, each of which we account for as collateralized borrowings. We have also obtained, through the securitization markets, term financing for residential mortgage loans, proprietary reverse mortgage loans, and consumer loans. Additionally, as an issuer of HMBS, we account for HMBS-related obligations as secured borrowings. Finally, as of December 31, 2025, we had $662.8 million of outstanding Unsecured borrowings including: (i) senior notes of $400.0 million, maturing in September 2030 and bearing an interest rate of 7.375%, (ii) senior notes of $210.0 million, maturing in April 2027 and bearing an interest rate of 5.875%, and (iii) senior notes of $37.8 million, maturing in August 2026 and bearing an interest rate of 6.00% (collectively, the "Senior Notes"); as well as $15.0 million of unregistered junior subordinated unsecured debt securities (the "Trust Preferred Debt"). The indentures governing the outstanding Senior Notes contain a number of covenants, including several financial covenants. See Note 14 of the Notes to the Consolidated Financial Statements for additional details on our Unsecured borrowings.
As of December 31, 2025, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet) were $5.9 billion, of which approximately 3%, or $201.7 million, related to our Agency RMBS holdings. The remaining outstanding borrowings related to our credit portfolio and Longbridge. Additionally, we had $10.4 billion of HMBS-related obligations.
The following table details our borrowings outstanding and debt-to-equity ratios as of December 31, 2025 and 2024:

	As of
($ in thousands)	December 31, 2025	December 31, 2024
Recourse borrowings:
Repurchase agreements	$2,655,444	$2,584,040
Other secured borrowings	296,398	253,300
Unsecured borrowings, at par	662,750	297,681
Total recourse borrowings	$3,614,592	$3,135,021
Debt-to-equity ratio based on total recourse borrowings	1.9:1	2.0:1
Debt-to-equity ratio based on total recourse borrowings excluding borrowings collateralized by U.S. Treasury securities	1.9:1	1.8:1
Debt-to-equity ratio based on total recourse borrowings excluding borrowings collateralized by U.S. Treasury securities, adjusted for unsettled purchases and sales(1)	1.9:1	1.8:1
Non-Recourse(2) Borrowings:
Other Secured Borrowings, at fair value(3)	2,945,578	1,934,309
HMBS-related obligations, at fair value	10,406,332	9,150,883
Total non-recourse borrowings	13,351,910	11,085,192
Total Recourse and Non-Recourse Borrowings	$16,966,502	$14,220,213
Debt-to-equity ratio based on total recourse and non-recourse borrowings	9.1:1	8.9:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding borrowings collateralized by U.S. Treasury securities	9.0:1	8.8:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding borrowings collateralized by U.S. Treasury securities, adjusted for unsettled purchases and sales(1)	9.0:1	8.8:1
(1)For unsettled purchases and sales, assumes associated borrowings are subject to haircuts of 5.8% and 5.9% as of December 31, 2025 and 2024, respectively.
(2)All of our non-recourse borrowings are secured by collateral. In the event of default under a non-recourse borrowing, the lender has a claim against the collateral but not any of the Operating Partnership's other assets. In the event of default under a recourse borrowing, the lender's claim is not limited to the collateral (if any).
(3)Relates to our residential mortgage and reverse mortgage loan securitizations, where we have elected the fair value option on the related debt. See Note 2 and Note 13 of our consolidated financials statements.
Our recourse debt-to-equity ratio, excluding borrowings collateralized by U.S. Treasury securities and adjusted for unsettled purchases and sales, increased to 1.9:1 as of December 31, 2025, compared to 1.8:1 as of December 31, 2024. The increase reflected an unsecured notes offering completed in October and an increase in repo borrowings on our larger credit and Longbridge portfolios, even as a portion of the proceeds from that unsecured notes offering were used to replace repo borrowings. The increase was also partially offset by higher shareholders' equity and the impact of securitizations.

Our overall debt-to-equity ratio, based on total recourse and non-recourse borrowings excluding borrowings collateralized by U.S. Treasury securities, adjusted for unsettled purchases and sales, was 9.0:1 and 8.8:1 as of December 31, 2025 and 2024, respectively.
Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
Our secured financing costs include interest expense related to our repo borrowings and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet but exclude HMBS-related obligations). For the year ended December 31, 2025, the average cost of funds on our secured financings decreased to 5.18%, as compared to 5.65% for the year ended December 31, 2024. Our unsecured financing costs consist of interest expense related to our Unsecured borrowings; for the years ended December 31, 2025 and 2024, the average borrowing rate on our unsecured financings was 6.42% and 6.12%, respectively. Our average cost of funds, including both secured and unsecured financings, decreased to 5.26% from 5.68% over the same period.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment ("Catch-up Amortization Adjustment") is made to interest income to reflect the cumulative impact of the changes in effective yields. For the years ended December 31, 2025, 2024, and 2023, we recognized a Catch-Up Amortization Adjustment of $0.9 million, $(0.6) million, and $(0.1) million, respectively. The Catch-up Amortization Adjustment is reflected as an increase (decrease) to Interest income on the Consolidated Statement of Operations.
See the notes to our consolidated financial statements for more information on the assumptions and methods that we use to amortize purchase premiums and accrete purchase discounts.
Income Taxes: We have elected to be taxed as a REIT for U.S. federal income tax purposes, and are generally are not subject to corporate-level federal and state income tax on net income we distribute to our stockholders within the prescribed timeframes. We have elected to treat certain domestic and foreign subsidiaries as TRSs. Our financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Establishing a provision for income tax expense requires judgment and interpretation of the application of various federal, state, local, and foreign jurisdiction's tax laws. We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. See Note 2 and Note 15 to our consolidated financial statements for additional details on income taxes.
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements for a description of relevant recent accounting pronouncements, if any.

Financial Condition
The following table summarizes the fair value of our consolidated portfolio of investments(1) as of December 31, 2025 and 2024.

(In thousands)	December 31, 2025	December 31, 2024(2)
Long:
Investment Portfolio:
Credit:
Dollar denominated:
Agency-eligible residential mortgage loans	$243,615	$—
CLOs	111,808	61,085
CMBS	26,550	39,206
Commercial mortgage loans(3)(5)	765,059	470,142
Consumer loans and ABS backed by consumer loans(6)	143,648	87,249
Other investments(9)	70,466	61,508
Corporate debt and equity and corporate loans	29,147	27,598
Debt and equity investments in loan origination entities(7)	95,688	61,619
Non-Agency RMBS	95,240	118,410
Non-QM loans and retained non-QM RMBS(3)(6)(8)	2,624,068	2,007,670
Residential transition loans and other residential mortgage loans(3)(4)	839,456	1,127,770
HELOC and CES Loans and retained RMBS(6)(8)	364,838	481,038
Forward MSR-related investments	77,852	77,848
Non-Dollar denominated:
CLO	13,232	6,333
Corporate debt and equity	—	181
RMBS(10)(11)	16,953	14,394
Other residential mortgage loans	27,536	39,168
Agency:
Fixed-rate specified pools	203,077	250,376
IOs	14,734	13,217
Reverse mortgage pools	556	33,124
Government debt	32,992	226,523
Longbridge:
Reverse mortgage loans(3)	12,344,835	10,097,279
Reverse MSRs	28,913	29,766
Total long	$18,170,263	$15,331,504
Short:
Investment Portfolio:
Government debt:
Dollar denominated	(269,978)	(268,123)
Non-Dollar denominated	(2,724)	(25,451)
Total short	$(272,702)	$(293,574)
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
(4)Other residential mortgage loans include secondary market purchases of non-performing and re-performing mortgage loans.
(5)Includes equity investments in unconsolidated entities holding commercial mortgage loans and REO and corporate loans secured by commercial mortgage loans.
(6)Includes equity investments in securitization-related vehicles.
(7)Includes corporate loans made to certain loan origination entities in which we hold an equity investment.
(8)Retained RMBS represents RMBS issued by non-consolidated Ellington-sponsored loan securitization trusts, and interest in entities holding such RMBS.
(9)Includes equity investment in Ellington affiliate.
(10)Includes loan to an entity which purchases residential mortgage loans for eventual securitization.

(11)Includes an equity investment in an unconsolidated entity holding European RMBS.
The following table summarizes our financial derivatives portfolio(1)(2) as of December 31, 2025.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$190	$(26,739)	$(26,549)	$2,204
Total Net Mortgage-Related Derivatives				2,204
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	165,010	(1,047,704)	(882,694)	(20,941)
Total Return Swaps	1,772	—	1,772	24
Options	8,575	—	8,575	5,607
Warrants(3)	109	—	109	1
Total Net Corporate-Related Derivatives				(15,309)
Interest Rate-Related Derivatives:
TBAs	89,488	(328,374)	(238,886)	(341)
Interest Rate Swaps	6,056,495	(8,223,774)	(2,167,279)	102,101
U.S. Treasury Futures(4)	1,900	(257,200)	(255,300)	1,050
Total Interest Rate-Related Derivatives				102,810
Other Derivatives:
Foreign Currency Forwards(5)	—	(28,934)	(28,934)	(55)
Total Net Other Derivatives				(55)
Net Total				$89,650
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 10 of the notes to the consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of December 31, 2025, derivative assets and derivative liabilities were $142.7 million and $(53.1) million, respectively, for a net fair value of $89.7 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of December 31, 2025, a total of 19 long and 2,323 short U.S. Treasury futures contracts were held.
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
As of December 31, 2025, our Consolidated Balance Sheet reflected total assets of $19.4 billion and total liabilities of $17.5 billion. As of December 31, 2024, our Consolidated Balance Sheet reflected total assets of $16.3 billion and total liabilities of $14.7 billion. Our investments in securities, loans, MSRs, Forward MSR-related investments, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $18.3 billion and $15.5 billion as of December 31, 2025 and 2024, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $325.8 million and $364.6 million as of December 31, 2025 and 2024, respectively. As of both December 31, 2025 and 2024, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. We primarily use short positions in U.S. Treasury securities and sovereign bonds to hedge the risk of rising interest rates and foreign currency risk.
We frequently hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of December 31, 2025 and 2024, we had a net short notional TBA position of $238.9 million and $13.1 million, respectively.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of December 31, 2025 indebtedness outstanding on our repos was approximately $2.7 billion. As of December 31, 2025, our assets financed with repos consisted of Agency RMBS of $214.2 million, credit portfolio assets of $2.9 billion, reverse mortgage loans of $142.3 million, and U.S. Treasury securities of $33.0 million. As of December 31, 2025, outstanding indebtedness under repos was $201.7 million for Agency RMBS, $2.3 billion for credit portfolio assets, $121.0 million of reverse mortgage loans, and $33.3 million for U.S. Treasury securities. As of December 31, 2024 indebtedness outstanding on our repos was approximately $2.6 billion. As of December 31, 2024, our assets financed with repos consisted of Agency RMBS of $249.4 million, credit portfolio assets of $2.7 billion, reverse mortgage loans of $40.3 million, and U.S. Treasury securities of $226.5 million. As of December 31, 2024, outstanding indebtedness under repos was $238.1 million for Agency RMBS, $2.1 billion for credit portfolio assets, $30.4 million on reverse mortgage loans, and $227.3 million for U.S. Treasury securities.
In addition to our repos, as of December 31, 2025 we had Total other secured borrowings of $3.2 billion, collateralized primarily by $3.5 billion of residential mortgage loans, ABS backed by consumer loans, reverse mortgage loans, and reserve cash. This compares to Total other secured borrowings of $2.2 billion as of December 31, 2024, used to finance $2.4 billion of residential mortgage loans, ABS backed by consumer loans, reverse mortgage loans, Reverse MSRs, and reserve cash. Additionally, as of December 31, 2025, we had HMBS-related obligations of $10.4 billion collateralized by $10.5 billion of HMBS assets, and as of December 31, 2024, we had HMBS-related obligations of $9.2 billion collateralized by $9.2 billion of HMBS assets, which include HECM loans as well as REO and claims and other receivables. In addition to our secured borrowings, as of December 31, 2025 and 2024, we had Unsecured borrowings outstanding of $662.8 million and $297.7 million, respectively.
As of December 31, 2025 and 2024, our debt-to-equity ratio was 9.1:1 and 8.9:1, respectively. Our recourse debt-to-equity ratio was 1.9:1 as of December 31, 2025 as compared to 2.0:1 as of December 31, 2024. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of December 31, 2025, our equity increased by $280.3 million to $1.871 billion from $1.591 billion as of December 31, 2024. The increase principally consisted of net proceeds from the issuance of common stock of $301.8 million, after commissions and offering costs; net income of $150.8 million; and contributions from non-controlling interests of $35.7 million. These increases were partially offset by common and preferred dividends of $186.4 million and distributions to non-controlling interests of $25.5 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.834 billion as of December 31, 2025. As of December 31, 2025, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $13.16.
Results of Operations
The following tables summarize our results of operations by segment (as applicable) for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$375,731	$111,994	$6,765	$494,490
Interest expense	(196,480)	(84,654)	(23,399)	(304,533)
Net interest income	179,251	27,340	(16,634)	189,957
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	92,011	53,700	—	145,711
Realized and unrealized gains (losses) on financial derivatives, net	(44,443)	(11,815)	43	(56,215)
Realized and unrealized gains (losses) on real estate owned, net	(13,370)	523	—	(12,847)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(55,764)	(36,959)	—	(92,723)
Realized and unrealized gains (losses) on unsecured borrowings, at fair value	—	—	(12,851)	(12,851)
Net change from HECM reverse mortgage loans, at fair value	—	708,312	—	708,312
Net change related to HMBS obligations, at fair value	—	(585,333)	—	(585,333)
Other, net	22,120	30,313	—	52,433
Total other income (loss)	554	158,741	(12,808)	146,487
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	25,404	25,404
Incentive fee to affiliate	—	—	4,533	4,533
Investment and transaction related expenses	22,175	52,632	5,962	80,769
Other operating expenses	8,788	98,777	20,265	127,830
Total expenses	30,963	151,409	56,164	238,536
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	148,842	34,672	(85,606)	97,908
Income tax expense (benefit)	—	—	3,792	3,792
Earnings (losses) from investments in unconsolidated entities	56,653	—	—	56,653
Net Income (Loss)	205,495	34,672	(89,398)	150,769
Net income (loss) attributable to non-controlling interests	2,569	—	1,331	3,900
Dividends on preferred stock	—	—	28,126	28,126
Net Income (Loss) Attributable to Common Stockholders	$202,926	$34,672	$(118,855)	$118,743
Net Income (Loss) Per Common Share	$2.04	$0.35	$(1.20)	$1.19
(1)See Note 16 of the notes to the consolidated financial statements for further details on management fee rebates.

	Year Ended December 31, 2024
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total
Interest Income (Expense)
Interest income	$358,308	$50,660	$7,047	$416,015
Interest expense	(216,144)	(45,187)	(18,275)	(279,606)
Net interest income	142,164	5,473	(11,228)	136,409
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	33,665	24,794	—	58,459
Realized and unrealized gains (losses) on financial derivatives, net	31,554	15,977	(6,785)	40,746
Realized and unrealized gains (losses) on real estate owned, net	(4,893)	—	—	(4,893)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(39,959)	4,098	—	(35,861)
Unrealized gains (losses) on unsecured borrowings, at fair value	—	—	(9,147)	(9,147)
Net change from HECM reverse mortgage loans, at fair value	—	637,019	—	637,019
Net change related to HMBS obligations, at fair value	—	(545,673)	—	(545,673)
Other, net	8,254	20,334	—	28,588
Total other income (loss)	28,621	156,549	(15,932)	169,238
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	23,460	23,460
Investment and transaction related expenses	15,201	41,863	—	57,064
Other operating expenses	5,523	82,814	20,515	108,852
Total expenses	20,724	124,677	43,975	189,376
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	150,061	37,345	(71,135)	116,271
Income tax expense (benefit)	—	—	612	612
Earnings (losses) from investments in unconsolidated entities	32,445	—	—	32,445
Net Income (Loss)	182,506	37,345	(71,747)	148,104
Net income (loss) attributable to non-controlling interests	1,010	77	1,156	2,243
Dividends on preferred stock	—	—	27,697	27,697
(Gain) loss on redemption of preferred stock	—	—	335	335
Net Income (Loss) Attributable to Common Stockholders	$181,496	$37,268	$(100,935)	$117,829
Net Income (Loss) Per Common Share	$2.09	$0.43	$(1.16)	$1.36
(1)See Note 16 of the notes to the consolidated financial statements for further details on management fee rebates.
Net Income (Loss) Attributable to Common Stockholders
For the year ended December 31, 2025 we had net income (loss) attributable to common stockholders of $118.7 million, compared to $117.8 million for the year ended December 31, 2024.
Interest Income
Interest income was $494.5 million for the year ended December 31, 2025, as compared to $416.0 million for the year ended December 31, 2024. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the year ended December 31, 2025 increased to $375.7 million, as compared to $358.3 million for the year ended December 31, 2024.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the years ended December 31, 2025 and 2024:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2025	$352,754	$4,681,460	7.54%	$12,315	$271,098	4.54%	$365,069	$4,952,558	7.37%
Year ended December 31, 2024	$320,584	$4,336,763	7.39%	$22,638	$550,939	4.11%	$343,222	$4,887,702	7.02%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the year ended December 31, 2025, interest income from our credit portfolio was $352.8 million, as compared to $320.6 million for the year ended December 31, 2024. This year-over-year increase was primarily driven by a larger average credit portfolio and by higher average asset yields for the year ended December 31, 2025.
For the year ended December 31, 2025 and 2024, interest income from our Agency RMBS was $12.3 million and $22.6 million, respectively. This year-over-year decrease was due to a significantly smaller Agency portfolio in the current year, partially offset by higher average asset yields for the year ended December 31, 2025.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Amortization Adjustment. For the year ended December 31, 2025 we had a positive Catch-up Amortization Adjustment of $0.9 million which increased our interest income. Comparatively, for the year ended December 31, 2024 we had a negative Catch-up Amortization Adjustment of $(0.6) million which decreased our interest income. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 4.22% and 7.35%, respectively, for the year ended December 31, 2025. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 4.21% and 7.03%, respectively, for the year ended December 31, 2024.
In addition, we had $6.8 million and $9.6 million of interest income related to long U.S. Treasury securities and reverse repo on short U.S. Treasury securities for the years ended December 31, 2025 and 2024, respectively, which we generally use to hedge our exposure to changes in interest rates.
Longbridge
For the years ended December 31, 2025 and 2024, interest income from the Longbridge segment was $112.0 million and $50.7 million, respectively. The increase was primarily related to a larger portfolio of proprietary reverse mortgage loans period over period, as well as an increase in interest income related to reverse repo on short positions in U.S. Treasury securities for the year ended December 31, 2025.
Corporate/Other
For the years ended December 31, 2025 and 2024, interest income not allocable to either the investment portfolio segment or the Longbridge segment was $6.8 million and $7.0 million, respectively, primarily related to interest income earned on cash balances and cash collateral held by counterparties.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our unsecured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the years ended December 31, 2025 and 2024, we had total interest expense of $304.5 million and $279.6 million, respectively.
Investment Portfolio
Total interest expense in our investment portfolio segment decreased to $196.5 million for the year ended December 31, 2025, as compared to $216.1 million for the year ended December 31, 2024. The decline in interest expense was primarily the result of a decline in financing rates and a decline in average borrowings on our smaller Agency RMBS portfolio and U.S. Treasury securities. These declines were partially offset by an increase in borrowings on our larger credit portfolio.

The table below summarizes the components of interest expense in our Investment Portfolio for the years ended December 31, 2025 and 2024.

	Year Ended
(In thousands)	December 31, 2025	December 31, 2024
Repos and Total Other Secured Borrowings	$194,612	$213,955
Securities Sold Short (1)	1,836	2,114
Other	32	75
Total	$196,480	$216,144
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the years ended December 31, 2025 and 2024.

	Year Ended
	December 31, 2025			December 31, 2024
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,553,366	$180,814	5.09%	$3,279,732	$177,037	5.40%
Agency RMBS	181,476	8,140	4.49%	447,668	24,574	5.49%
Subtotal(1)	3,734,842	188,954	5.06%	3,727,400	201,611	5.41%
U.S. Treasury Securities	126,633	5,658	4.47%	230,950	12,344	5.34%
Total	$3,861,475	$194,612	5.04%	$3,958,350	$213,955	5.41%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 4.17% and 4.30% for the years ended December 31, 2025 and 2024, respectively. Excluding the Catch-up Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing assets less the average cost of funds on our secured borrowings (including actual and accrued periodic payments on interest rate swaps as described above), was 3.18% and 2.73% for the years ended December 31, 2025 and 2024, respectively. These metrics do not include costs associated with any unsecured debt or costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Longbridge
Interest expense in the Longbridge segment primarily relates to Other secured borrowings and repurchase agreements. For the years ended December 31, 2025 and 2024, interest expense in the Longbridge segment was $84.7 million and $45.2 million, respectively. The increase in interest expense in the current period was primarily due to a significant increase in our average borrowings on proprietary reverse mortgage loans as well as an increase in interest expense on securities sold short, partially offset by a significant decrease in financing rates for the year ended December 31, 2025.
The table below summarizes the components of interest expense in the Longbridge segment for the years ended December 31, 2025 and 2024.

	Year Ended
(In thousands)	December 31, 2025	December 31, 2024
Repos and Total Other Secured Borrowings	$75,206	$41,055
Securities Sold Short (1)	9,448	4,111
Other	—	21
Total	$84,654	$45,187
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
For the year ended December 31, 2025, our average borrowings in the Longbridge segment were $1.3 billion and our average cost of funds was 5.60%. This compares to average borrowings of $555.7 million and an average cost of funds of 7.39% for the year ended December 31, 2024.

Corporate/Other
Certain items of interest expense are not allocable to either the investment portfolio segment or the Longbridge segment, such as interest expense on our Unsecured borrowings and certain cash collateral held by us. Total interest expense not allocable to either the investment portfolio segment or the Longbridge segment was $23.4 million and $18.3 million for the years ended December 31, 2025 and 2024, respectively. The rise in interest expense during the current period was primarily due to an increase in the amount of unsecured notes outstanding in the current year.
The table below summarizes the components of interest expense not included in either segment for the years ended December 31, 2025 and 2024.

	Year Ended
(In thousands)	December 31, 2025	December 31, 2024
Unsecured borrowings	$23,381	$18,208
Other	18	67
Total	$23,399	$18,275
Base Management Fees
Corporate/Other
For the year ended December 31, 2025, the net base management fee, which is based on total equity at the end of each quarter less any applicable rebates our Manager credited us, was $25.4 million as compared to $23.5 million for the year ended December 31, 2024. The increase in the net base management fee period over period was due to a larger capital base at the end of each fiscal quarter of 2025, as compared to 2024. See Note 16 of the notes to our consolidated financial statements for further detail on management fee rebates.
Incentive Fees
Corporate/Other
Each quarter, in addition to the base management fee, our Manager is also entitled to an incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. For the year ended December 31, 2025, we incurred an incentive fee of $4.5 million. No incentive fee was incurred for the year ended December 31, 2024, since for each quarter our income did not exceed the prescribed hurdle amount on a rolling four quarter basis. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Investment and Transaction Related Expenses
Investment and transaction related expenses consist of servicing fees on our mortgage and consumer loans, origination expenses, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the years ended December 31, 2025 and 2024, investment and transaction related expenses were $80.8 million and $57.1 million, respectively.
Investment Portfolio
For the years ended December 31, 2025 and 2024, Investment and transaction related expenses in our investment portfolio segment were $22.2 million and $15.2 million, respectively. The increase in investment and transaction related expenses was primarily due to an increase in due diligence expenses on newly originated loans we purchased, as well as an increase in servicing expense on our larger average residential and commercial mortgage loan portfolios during the period.
Longbridge
Investment and transaction related expenses in the Longbridge segment primarily consist of servicing expense related to reverse mortgage loans and various loan origination expenses. For the years ended December 31, 2025 and 2024, Investment and transaction related expenses were $52.6 million and $41.9 million, respectively; such increase was primarily due to increases in various loan origination expenses, servicing expenses resulting from our larger originations and holdings of reverse mortgage loans, and debt issuance costs related to other secured borrowings, at fair value.
Corporate/Other
For the year ended December 31, 2025, investment and transaction related expenses not allocable to either the investment portfolio segment or the Longbridge segment were $6.0 million, representing debt issuance costs related to unsecured borrowings, at fair value.

Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and investment and transaction related expenses. Other operating expenses were $127.8 million for the year ended December 31, 2025 as compared to $108.9 million for the year ended December 31, 2024.
Investment Portfolio
Other operating expenses in our investment portfolio segment were $8.8 million and $5.5 million for the years ended December 31, 2025 and 2024, respectively. The increase in other operating expenses for the year ended December 31, 2025 was due to an increase in compensation and benefits expense.
Longbridge
For the years ended December 31, 2025 and 2024, other operating expenses in the Longbridge segment were $98.8 million and $82.8 million, respectively. These expenses primarily consist of compensation and benefits expense, and consist to a lesser extent of various overhead costs including rent expense, licensing fees, expenses related to office equipment, and amortization of intangible assets. The year-over-year increase was primarily due to an increase in compensation and benefits expenses and professional fees.
Corporate/Other
For the years ended December 31, 2025 and 2024, other operating expenses not allocable to either the investment portfolio segment or the Longbridge segment were $20.3 million and $20.5 million, respectively.
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
Investment Portfolio
For the year ended December 31, 2025, other income (loss) was $0.6 million, consisting primarily of net realized and unrealized gains of $92.0 million on our securities and loans and $22.1 million of Other, net, partially offset by net unrealized losses of $(55.8) million on our Other secured borrowings, at fair value, net realized and unrealized losses of $(44.4) million on our financial derivatives, and $(13.4) million on real estate owned. Net realized and unrealized gains of $92.0 million on our securities and loans were primarily on non-QM loans and retained tranches, Agency RMBS, closed-end second lien loans and retained tranches, Agency-eligible loans, NPL/RPL residential loans, and other loans ABS. These gains were partially offset by net realized and unrealized losses on consumer loans, CMBS, and CLOs. Net realized and unrealized losses of $(44.4) million on our financial derivatives were primarily related to net realized and unrealized losses, driven by lower interest rates, on our interest rate swaps, and to a lesser extent, our TBAs. Other, net of $22.1 million consists primarily of net realized and unrealized gains on our forward MSR-related investments, realized gains on foreign currency transactions, unrealized gains on foreign currency remeasurement, various origination and loan income, and rental income. We recognized net unrealized losses of $(55.8) million on our Other secured borrowings, at fair value for the quarter ended December 31, 2025, related to borrowings on our securitized residential mortgage loans. Change in net unrealized gain (loss) on these securitized residential mortgage loans for the year ended December 31, 2025, was $51.9 million, which is included in Unrealized gains (losses) on securities and loans, net.
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
Longbridge
For the year ended December 31, 2025, other income (loss) from the Longbridge segment was $158.7 million, consisting primarily of gains from Net change from HECM reverse mortgage loans, at fair value of $708.3 million, net gains of $53.7 million on securities and loans, and $30.3 million of Other, net, which were partially offset by Net change related to HMBS obligations, at fair value of $(585.3) million, net losses of $(37.0) million on Other secured borrowings, at fair value, and net losses of $(11.8) million on financial derivatives. Net change from HECM reverse mortgage loans at fair value of $708.3 million primarily consisted of $596.1 million of coupon income on HECM loans, as well as net realized and unrealized gains of $118.5 million on HECM loans primarily driven by profitable new originations and tail fundings, as well as tighter yield spreads. Net change related to HMBS obligations, at fair value of $(585.3) million primarily consisted of $(555.4) million of interest expense on the HMBS obligations and net unrealized losses of $(30.0) million on the HMBS obligations, which partially offset the interest income and net realized and unrealized gains on HECM loans. Other, net of $30.3 million is primarily related to $20.3 million of origination fees and $8.0 million of servicing fees. Net gains of $53.7 million on securities and loans were primarily driven by unrealized gains on proprietary reverse mortgage loans, including gains related to securitizations of proprietary reverse mortgage loans, and gains on short positions in U.S. Treasury securities.
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
Corporate/Other
For the year ended December 31, 2025, other income (loss) was $(12.8) million, consisting primarily of an unrealized loss on our unsecured debt driven by credit spread tightening and a realized loss related to the par redemption of our 6.75% unsecured notes that we had carried at a slight discount to par. For the year ended December 31, 2024, other income (loss) was $(15.9) million, consisting primarily of net losses on our Unsecured borrowings, at fair value and on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $3.8 million for the year ended December 31, 2025, as compared to $0.6 million for the year ended December 31, 2024.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $56.7 million for the year ended December 31, 2025, as compared to $32.4 million for the year ended December 31, 2024. For the year ended December 31, 2025, Earnings (losses) from investments in unconsolidated entities of $56.7 million primarily consisted of net realized and unrealized gains on investments in loan originators, investments in unconsolidated entities related to residential mortgage loan securitizations, and investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates.

For the year ended December 31, 2024, Earnings (losses) from investments in unconsolidated entities of $32.4 million primarily consisted of net realized and unrealized gains on investments in loan originators and on investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates, partially offset by net unrealized losses on investments in unconsolidated entities related vehicles related to non-QM loan securitizations.
Adjusted Distributable Earnings
We calculate Adjusted Distributable Earnings as U.S. GAAP net income (loss) as adjusted for: (i) realized and unrealized gain (loss) on securities and loans, REO, mortgage servicing rights, financial derivatives (excluding periodic settlements on interest rate swaps), any borrowings carried at fair value, and foreign currency transactions; (ii) incentive fee to affiliate; (iii) Catch-up Amortization Adjustment (as defined below); (iv) non-cash equity compensation expense; (v) provision for income taxes; (vi) certain non-capitalized transaction costs; and (vii) other income or loss items that are of a non-recurring nature. For certain investments in unconsolidated entities, we include the relevant components of net operating income in Adjusted Distributable Earnings. The Catch-up Amortization Adjustment is a quarterly adjustment to premium amortization or discount accretion triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cash flows and prepayments, and can vary significantly from quarter to quarter. Non-capitalized transaction costs include expenses, generally professional fees, incurred in connection with the acquisition of an investment or issuance of long-term debt. We also include in Adjusted Distributable Earnings, for all loans that we originate through Longbridge, any realized and unrealized gains (losses) on such loans up to the point of loan sale or securitization, net of sale or securitization costs.
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

The following tables reconcile, for the years ended December 31, 2025 and 2024 our Adjusted Distributable Earnings by segment to the line on our Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Year Ended December 31, 2025				Year Ended December 31, 2024(1)
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Longbridge	Corporate/Other	Total
Net Income (Loss)	$205,495	$34,672	$(89,398)	$150,769	$182,506	$37,345	$(71,747)	$148,104
Income tax expense (benefit)	—	—	3,792	3,792	—	—	612	612
Net income (loss) before income tax expense (benefit)	205,495	34,672	(85,606)	154,561	182,506	37,345	(71,135)	148,716
Adjustments:
Realized (gains) losses, net(2)	32,870	—	262	33,132	115,583	—	2,722	118,305
Unrealized (gains) losses, net(3)	5,738	43,509	9,524	58,771	(97,024)	6,485	7,324	(83,215)
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(4)	—	(5,486)	—	(5,486)	—	(17,515)	—	(17,515)
Incentive fee to affiliate	—	—	4,533	4,533	—	—	—	—
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	(863)	—	—	(863)	552	—	—	552
Adjustment related to consolidated proprietary reverse mortgage loan securitizations(5)	—	(27,964)	—	(27,964)	—	(4,634)	—	(4,634)
Non-capitalized transaction costs and other expense adjustments(6)	9,219	4,772	7,350	21,341	6,544	5,108	1,300	12,952
(Earnings) losses from investments in unconsolidated entities	(56,653)	—	—	(56,653)	(32,445)	—	—	(32,445)
Adjusted distributable earnings from investments in unconsolidated entities(7)	37,468	—	—	37,468	26,154	—	—	26,154
Total Adjusted Distributable Earnings	$233,274	$49,503	$(63,937)	$218,840	$201,870	$26,789	$(59,789)	$168,870
Dividends on preferred stock	—	—	28,126	28,126	—	—	27,697	27,697
Adjusted Distributable Earnings attributable to non-controlling interests	2,644	—	2,048	4,692	1,412	51	1,335	2,798
Adjusted Distributable Earnings Attributable to Common Stockholders	$230,630	$49,503	$(94,111)	$186,022	$200,458	$26,738	$(88,821)	$138,375
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$2.32	$0.50	$(0.95)	$1.87	$2.31	$0.31	$(1.03)	$1.59
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
(6)For the year ended December 31, 2025, includes $7.6 million of non-capitalized transaction costs, $6.0 million of debt issuances costs related to unsecured borrowings, at fair value, $4.4 million of non-cash equity compensation and depreciation expense, $1.9 million of debt issuance costs related to Other secured borrowings, at fair value, and $1.4 million of various other expenses. For the year ended December 31, 2024, includes $7.2 million of non-capitalized transaction costs, $2.1 million of non-cash equity compensation and depreciation expense, $2.0 million of one-time compensation expense related to the cancellation of employee stock options, $0.5 million of merger and other business transition related-expenses, and $1.2 million of various other expenses.
(7)Includes our proportionate share of net interest income, net loan origination income (expense), and operating expenses for certain investments in unconsolidated entities including certain of our non-consolidated equity investments in loan originators that have been making (or are expected to make)

distributions to us. The additional adjusted distributable earnings related to our equity investments in certain loan originators was $14.4 million for the year ended December 31, 2024.
Liquidity and Capital Resources
Liquidity refers to our ability to generate and obtain adequate amounts of cash to meet our requirements, including repaying our borrowings, funding and maintaining positions in our assets, making distributions in the form of dividends, and other general business needs. Our short-term (the 12 months following period end) and long-term (beyond 12 months from period end) liquidity requirements include acquisition costs for assets we acquire, payment of our base management fee and incentive fee, compliance with margin requirements under our repos, reverse repos, and financial derivative contracts, repayment of repo borrowings and other secured borrowings to the extent we are unable or unwilling to extend such borrowings, payment of our general operating expenses, payment of interest payments on our unsecured borrowings, and payment of our dividends. Our capital resources primarily include cash on hand, cash flow from our investments (including principal and interest payments received on our investments and proceeds from the sale of investments), borrowings under repos and other secured borrowings, and proceeds from equity and debt offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
We held cash and cash equivalents of approximately $201.9 million and $192.4 million as of December 31, 2025 and 2024, respectively.
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	December 31, 2025		December 31, 2024
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$267,237	10.1%	$852,062	33.0%
31 - 60 Days	406,647	15.3%	177,469	6.9%
61 - 90 Days	210,885	7.9%	130,048	5.0%
91 - 120 Days	361,230	13.6%	130,829	5.1%
121 - 150 Days	—	—%	70,078	2.7%
151 - 180 Days	13,143	0.5%	35,723	1.4%
181 - 364 Days	217,900	8.2%	985,452	38.1%
> 364 Days	1,178,402	44.4%	202,379	7.8%
	$2,655,444	100.0%	$2,584,040	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2025, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 20.7% with respect to credit portfolio assets, 15.4% with respect to reverse mortgage loans, 5.8% with respect to Agency RMBS assets, and 19.3% overall. As of December 31, 2024, the weighted average contractual haircuts were 23.8% with respect to credit portfolio assets, 17.8% with respect to reverse mortgage loans, 5.9% with respect to Agency RMBS assets, and 20.8% overall.
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
As of December 31, 2025 and 2024, we had $2.7 billion and $2.6 billion, respectively, of borrowings outstanding under our repos. As of December 31, 2025, the remaining terms on our repos ranged from 2 days to 636 days, with a weighted average remaining term of 268 days. Our repo borrowings were with a total of 21 counterparties as of December 31, 2025. As of December 31, 2025, our repos had interest rates ranging from 2.79% to 7.05%, with a weighted average borrowing rate of

5.18%. As of December 31, 2024, the remaining terms on our repos ranged from 2 days to 563 days, with a weighted average remaining term of 169 days. Our repo borrowings were with a total of 24 counterparties as of December 31, 2024. As of December 31, 2024, our repos had interest rates ranging from 3.65% to 7.96%, with a weighted average borrowing rate of 6.12%. Investments transferred as collateral under repos had an aggregate fair value of $3.3 billion as of both December 31, 2025 and 2024. It is expected that amounts due upon maturity of our repos will be funded primarily through the roll/re-initiation of repos and, if we are unable or unwilling to roll/re-initiate our repos, through free cash and proceeds from the sale or securitization of assets being financed.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2025	$2,655,444	$2,646,700	$2,891,714
September 30, 2025	2,800,964	2,536,033	2,800,964
June 30, 2025	2,347,458	2,511,780	2,659,554
March 31, 2025	2,568,627	2,623,924	2,675,171
December 31, 2024	2,584,040	2,610,301	2,779,028
September 30, 2024	2,642,052	2,450,025	2,642,052
June 30, 2024	2,301,976	2,289,971	2,371,482
March 31, 2024	2,517,747	2,550,390	2,648,371
December 31, 2023	2,967,437	2,640,625	2,967,437
September 30, 2023	2,573,043	2,605,359	2,707,121
June 30, 2023	2,557,864	2,402,711	2,557,864
March 31, 2023(1)	2,285,898	2,464,050	2,641,488
(1)During this quarter, our borrowings decreased as the size of our investment portfolio decreased, driven primarily by our participation in a non-QM loan securitization in February 2023.
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including residential and commercial mortgage loans and REO, consumer loans and ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs; such transactions are accounted for as secured borrowings. As of December 31, 2025 and 2024, we had outstanding borrowings related to such transactions in the amount of $3.2 billion and $2.2 billion, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Balance Sheet. As of December 31, 2025 and 2024, the fair value of assets collateralizing our Total other secured borrowings was $3.5 billion and $2.4 billion, respectively. Additionally, as of December 31, 2025, as an HMBS issuer, we had HMBS-related obligations of $10.4 billion collateralized by $10.5 billion of HMBS assets and as of December 31, 2024, we had HMBS-related obligations of $9.2 billion collateralized by $9.2 billion of HMBS assets; HMBS assets include HECM loans as well as REO and claims and other receivables. See Note 14 in the notes to our consolidated financial statements for further information on our other secured borrowings and HMBS-related obligations.
As of December 31, 2025 and 2024, we had $662.8 million and $297.7 million, respectively, of outstanding unsecured borrowings. As of December 31, 2025, our outstanding unsecured borrowings were comprised of $400.0 million of 7.375% Senior Notes due September 2030, $210.0 million of 5.875% Senior Notes due April 2027, $37.8 million of 6.00% Senior Notes due August 2026, and $15.0 million of unregistered junior subordinated unsecured debt securities, the "Trust Preferred Debt." The Trust Preferred Debt includes $10.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 3.26% and which matures on October 7, 2033, and $5.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 2.51% and which matures on July 7, 2035. As of December 31, 2024, our outstanding unsecured borrowings were comprised of $210.0 million of 5.875% Senior Notes due April 2027, $37.8 million of 6.00% Senior Notes due August 2026, and $15.0 million of Trust Preferred Debt. See Note 14 in the notes to our consolidated financial statements for further detail on our unsecured borrowings.

As of December 31, 2025, we had an aggregate amount at risk under our repos with 21 counterparties of approximately $616.5 million, and as of December 31, 2024, we had an aggregate amount at risk under our repos with 23 counterparties of approximately $687.6 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of December 31, 2025 and 2024, does not include approximately $0.4 million and $3.2 million, respectively, of net accrued interest receivable (payable), which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of December 31, 2025, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with seven counterparties of approximately $21.8 million. We also had $47.6 million of initial margin for cleared over-the-counter ("OTC") derivatives posted to central clearinghouses as of that date. As of December 31, 2024, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with seven counterparties of approximately $9.4 million. We also had $57.6 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2025, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $1.4 million. As of December 31, 2024, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.3 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We have an "at-the-market" offering program for shares of our common stock (the "Common ATM Program") in connection with which we have entered into equity distribution agreements with sales agents. Under the current Common ATM Program we are authorized to offer and sell up to $500.0 million of common stock from time to time. During the year ended December 31, 2025, we issued 22,400,438 shares of common stock under the Common ATM Program which provided $301.8 million of net proceeds after $2.1 million of agent commissions and $0.4 million of offering costs. During the year ended December 31, 2024, we issued 7,715,891 shares of common stock under the Common ATM Program which provided $99.6 million of net proceeds after $0.8 million of agent commissions and $0.6 million of offering costs. Under the current Common ATM Program we had a remaining authorization to issue $495.3 million of common shares as of December 31, 2025.
Subsequent to December 31, 2025, we issued 2,735,163 shares of common stock under the Common ATM Program which provided $37.4 million of net proceeds after $0.2 million of agent commissions and $36 thousand of offering costs. Additionally, on January 28, 2026, we completed a follow-on offering of 8,775,000 shares of our common stock. The issuance and sale of such shares of common stock generated net proceeds, after underwriters' discounts and commissions and offering costs, of $117.2 million.
On February 27, 2026, the Company redeemed all 4,600,000 outstanding shares of Series A Preferred Stock at of price of $115.8 million, based on the liquidation preference of $25.00 per share, plus accrued and unpaid dividends. See Note 27 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
We have commenced an "at-the-market" offering for our Series A Preferred Stock and Series B Preferred Stock (the

"Preferred ATM Program"), in connection with which we have entered into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") and/or 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") from time to time. As of December 31, 2025, we had remaining authorization under the Preferred ATM Program to issue $99.5 million of preferred stock. We did not issue any preferred stock under the Preferred ATM Program during the years ended December 31, 2025, 2024, and 2023.
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
Our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $50 million of common stock (the "Common Share Repurchase Program"). The Common Share Repurchase Program is open-ended in duration and allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. During the year ended December 31, 2024, we repurchased 62,300 shares of common stock at an average price per share of $11.00 and a total cost of $0.7 million. During the year ended December 31, 2023, we repurchased 1,084,336 shares of common stock at an average price per share of $11.39 and a total cost of $12.4 million. We did not repurchase any common shares during the year ended December 31, 2025. As of December 31, 2025, we have authorization to repurchase an additional $45.1 million of common stock under the Common Share Repurchase Program.
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

The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the consolidated financial statements) for the years ended December 31, 2025 and 2024:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
2025:
December 4, 2025	$0.13	$14,865	December 31, 2025	January 30, 2026
November 10, 2025	0.13	14,397	November 28, 2025	December 31, 2025
October 7, 2025	0.13	14,101	October 31, 2025	November 28, 2025
September 8, 2025	0.13	13,938	September 30, 2025	October 31, 2025
August 7, 2025	0.13	13,553	August 29, 2025	September 30, 2025
July 8, 2025	0.13	13,134	July 31, 2025	August 29, 2025
June 9, 2025	0.13	12,873	June 30, 2025	July 31, 2025
May 7, 2025	0.13	12,789	May 30, 2025	June 30, 2025
April 3, 2025	0.13	12,434	April 30, 2025	May 27, 2025
March 7, 2025	0.13	12,424	March 31, 2025	April 25, 2025
February 10, 2025	0.13	11,904	February 28, 2025	March 25, 2025
January 8, 2025	0.13	11,904	January 31, 2025	February 25, 2025
2024:
December 6, 2024	$0.13	$11,904	December 31, 2024	January 27, 2025
November 7, 2024	0.13	11,898	November 29, 2024	December 26, 2024
October 7, 2024	0.13	11,898	October 31, 2024	November 25, 2024
September 9, 2024	0.13	11,898	September 30, 2024	October 25, 2024
August 7, 2024	0.13	11,488	August 30, 2024	September 25, 2024
July 8, 2024	0.13	11,410	July 31, 2024	August 26, 2024
June 10, 2024	0.13	11,164	June 28, 2024	July 25, 2024
May 7, 2024	0.13	11,164	May 31, 2024	June 25, 2024
April 8, 2024	0.13	11,164	April 30, 2024	May 28, 2024
March 7, 2024	0.13	11,166	March 29, 2024	April 25, 2024
February 7, 2024	0.15	12,885	February 29, 2024	March 25, 2024
January 8, 2024	0.15	12,885	January 31, 2024	February 26, 2024
On January 8, 2026, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on February 27, 2026 to stockholders of record as of January 30, 2026.
On February 9, 2026, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on March 31, 2026 to stockholders of record as of February 27, 2026.

The following table sets forth the dividend distributions authorized by the Board of Directors during the years ended December 31, 2025 and 2024 to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
December 4, 2025	$0.5939070	$2,732	December 31, 2025	January 30, 2026
September 8, 2025	0.6240390	2,869	September 30, 2025	October 30, 2025
June 9, 2025	0.6153410	2,831	June 30, 2025	July 30, 2025
March 7, 2025	0.6090310	2,830	March 31, 2025	April 30, 2025
December 6, 2024	0.6418780	2,668	December 31, 2024	January 30, 2025
September 9, 2024	0.4218750	1,941	September 30, 2024	October 30, 2024
June 10, 2024	0.4218750	1,941	June 28, 2024	July 30, 2024
March 7, 2024	0.4218750	1,941	March 29, 2024	April 30, 2024
Series B Preferred Stock:
December 4, 2025	0.3906250	1,883	December 31, 2025	January 30, 2026
September 8, 2025	0.3906250	1,883	September 30, 2025	October 30, 2025
June 9, 2025	0.3906250	1,883	June 30, 2025	July 30, 2025
March 7, 2025	0.3906250	1,883	March 31, 2025	April 30, 2025
December 6, 2024	0.3906250	1,883	December 31, 2024	January 30, 2025
September 9, 2024	0.3906250	1,883	September 30, 2024	October 30, 2024
June 10, 2024	0.3906250	1,883	June 28, 2024	July 30, 2024
March 7, 2024	0.3906250	1,883	March 29, 2024	April 30, 2024
Series C Preferred Stock:
December 4, 2025	0.5390625	2,156	December 31, 2025	January 30, 2026
September 8, 2025	0.5390625	2,156	September 30, 2025	October 30, 2025
June 9, 2025	0.5390625	2,156	June 30, 2025	July 30, 2025
March 7, 2025	0.5390625	2,156	March 31, 2025	April 30, 2025
December 6, 2024	0.5390625	2,156	December 31, 2024	January 30, 2025
September 9, 2024	0.5390625	2,156	September 30, 2024	October 30, 2024
June 10, 2024	0.5390625	2,156	June 28, 2024	July 30, 2024
March 7, 2024	0.5390625	2,156	March 29, 2024	April 30, 2024
Series D Preferred Stock:
December 4, 2025	0.4375000	166	December 20, 2025	December 30, 2025
September 8, 2025	0.4375000	166	September 20, 2025	September 30, 2025
June 9, 2025	0.4375000	166	June 20, 2025	June 30, 2025
March 7, 2025	0.4375000	166	March 20, 2025	March 30, 2025
December 6, 2024	0.4375000	166	December 20, 2024	December 30, 2024
September 9, 2024	0.4375000	166	September 20, 2024	September 30, 2024
June 10, 2024	0.4375000	166	June 20, 2024	July 1, 2024
March 7, 2024	0.4375000	166	March 20, 2024	April 1, 2024
Series E Preferred Stock:
December 31, 2024(1)	0.5405580	517	n/a	December 13, 2024
September 9, 2024	0.7187630	688	September 20, 2024	September 30, 2024
June 10, 2024	0.7170790	686	June 20, 2024	July 1, 2024
March 7, 2024	0.5156250	494	March 20, 2024	April 1, 2024
(1)Declared and paid through redemption date of December 13, 2024.
At those times when cash flows from our operating activities are insufficient to fund our dividend payments, we fund such dividend payments through cash flows from our investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize our cash flows for the years ended December 31, 2025 and 2024.
For the year ended December 31, 2025, our operating activities used net cash in the amount of $925.5 million and our investing activities used net cash in the amount of $4.07 billion. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $3.47 billion. We received $2.76 billion in proceeds from the issuance of Total other secured borrowings, and we used $2.28 billion for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $1.04 billion during the year ended December 31, 2025. We received proceeds from the issuance of HMBS-related obligations of $1.54 billion and used $858.5 million for principal payments on HMBS-related obligations. We used $34.9 million to repay the 6.75% senior notes. We received proceeds from the issuance of common stock, net of underwriters' discounts, commissions, and offering costs paid of $301.7 million, $394.0 million of proceeds from the issuance of the Company's 7.375% Senior Notes net of debt issuance costs, and contributions from non-controlling interests of $35.4 million. We used $183.6 million to pay dividends and $25.5 million for distributions to non-controlling interests (our joint venture partners). As a result there was an increase in our cash holdings of $129.2 million, from $208.9 million as of December 31, 2024 to $338.2 million as of December 31, 2025.
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

Off-Balance Sheet Arrangements
As of December 31, 2025, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment to provide funding to any such entities, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
Longbridge has a fiduciary responsibility related to escrow balances held in trust for borrowers' draws and other custodial funds due to servicing customers; as of December 31, 2025 the amount held in such accounts was $88.6 million. These funds, which do not represent assets or liabilities of ours, are maintained in segregated accounts at Longbridge, and accordingly, are not reflected on the Consolidated Balance Sheet.
At December 31, 2025, we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at December 31, 2025 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, inflation, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates. Whenever one of our repo borrowings matures, it will generally be replaced with a new repo borrowing based on market interest rates prevailing at such time. Subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to mitigate the interest rate risk arising from the mismatch between the duration of our financed assets and the duration of the liabilities used to finance such assets.
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of December 31, 2025, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$5,200	0.28%	$9,858	0.53%	$(5,743)	(0.31)%	$(12,028)	(0.64)%
Long TBAs	2,854	0.15%	4,344	0.23%	(4,219)	(0.23)%	(9,801)	(0.52)%
Short TBAs	(5,755)	(0.31)%	(9,109)	(0.49)%	8,158	0.44%	18,717	1.00%
Non-Agency RMBS, CMBS, ABS, Loans, and MSRs	42,279	2.26%	79,514	4.25%	(47,322)	(2.53)%	(99,689)	(5.33)%
U.S. Treasury Securities and Interest Rate Swaps, Options, and Futures	(38,617)	(2.06)%	(78,498)	(4.2)%	37,354	2.00%	73,444	3.92%
Corporate Securities and Other	(20)	—%	(73)	—%	(15)	—%	(63)	—%
Repurchase Agreements, Reverse Repurchase Agreements, and Unsecured Borrowings	(8,262)	(0.44)%	(16,347)	(0.87)%	8,438	0.45%	17,051	0.91%
Total	$(2,321)	(0.12)%	$(10,311)	(0.55)%	$(3,349)	(0.18)%	$(12,369)	(0.66)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our December 31, 2025 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ellington Financial Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ellington Financial Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of mortgage loans on real estate as of December 31, 2025 and for each of the three years in the period ended December 31, 2025 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Certain Investments in Securities, Loans, Unconsolidated Entities, Mortgage Servicing Rights, and Forward MSR-related Investments
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s securities, at fair value, loans, at fair value, investments in unconsolidated entities, at fair value, mortgage servicing rights, at fair value, and forward MSR-related investments, at fair value were $1.0 billion, $16.6 billion, $312.4 million, $28.9 million, and $77.9 million, respectively, as of December 31, 2025. As disclosed by management, the Company elected the fair value option for those of its assets for which such election is permitted, including its securities, at fair value, loans, at fair value, investments in unconsolidated entities, at fair value, mortgage servicing rights, at fair value, and forward MSR-related investments, at fair value. For financial instruments that are traded in an “active market”, the best measure of fair value is the quoted market price. Management generally used third-party valuations when available. If third-party valuations are not available, management used other valuation techniques, such as the discounted cash flow methodology. Management’s estimate of fair value may be based on several assumptions, including but not limited to, management’s estimates of non binding third-party valuations, yields, projected collateral prepayments, projected collateral losses, projected collateral recoveries, recovery amounts, conditional prepayment rates, and months to resolution, as applicable. For certain investments in unconsolidated entities, at fair value, equity price-to-book and net asset value assumptions are also considered. Fair value measurements are impacted by the interrelationships of these assumptions, as applicable.
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

/s/PricewaterhouseCoopers LLP
New York, New York
March 2, 2026

We have served as the Company’s auditor since 2007.

ELLINGTON FINANCIAL INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$201,893	$192,387
Restricted cash(1)	136,297	16,561
Securities, at fair value(1)(2)	1,034,882	962,254
Loans, at fair value(1)(2)	16,640,647	13,999,572
Loan commitments, at fair value	9,124	6,692
Forward MSR-related investments, at fair value(1)	77,852	77,848
Mortgage servicing rights, at fair value	28,913	29,766
Investments in unconsolidated entities, at fair value(1)	312,421	220,078
Real estate owned(1)(2)	75,548	46,661
Financial derivatives—assets, at fair value	142,723	184,395
Reverse repurchase agreements	453,037	336,743
Due from brokers	35,919	22,186
Investment related receivables(1)	177,208	189,081
Other assets(1)	26,446	32,804
Total Assets	$19,352,910	$16,317,028
Liabilities
Securities sold short, at fair value	$272,702	$293,574
Repurchase agreements(1)	2,655,444	2,584,040
Financial derivatives—liabilities, at fair value	53,073	71,024
Due to brokers	48,104	55,429
Investment related payables	36,092	22,714
Other secured borrowings(1)	296,398	253,300
Other secured borrowings, at fair value(1)	2,945,578	1,934,309
HMBS-related obligations, at fair value	10,406,332	9,150,883
Unsecured borrowings, at fair value	659,832	281,912
Base management fee payable to affiliate	6,869	5,888
Dividends payable	19,428	16,611
Interest payable(1)	26,798	17,956
Accrued expenses and other liabilities(1)	55,105	38,566
Total Liabilities	17,481,755	14,726,206
Commitments and contingencies (Note 24)
Equity
Preferred stock, 100,000,000 shares authorized; 13,800,089 and 13,800,089 shares issued and outstanding, and $345,002 and $345,002 aggregate liquidation preference, respectively	331,958	331,958
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 113,138,860 and 90,678,492 shares issued and outstanding, respectively	113	91
Additional paid-in-capital	1,915,152	1,613,540
Retained earnings (accumulated deficit)	(412,964)	(375,113)
Total Stockholders' Equity	1,834,259	1,570,476
Non-controlling interests(1)	36,896	20,346
Total Equity	1,871,155	1,590,822
Total Liabilities and Equity	$19,352,910	$16,317,028
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
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
(In thousands, except per share amounts)
Net Interest Income
Interest income	$494,490	$416,015	$370,172
Interest expense	(304,533)	(279,606)	(262,451)
Total net interest income	189,957	136,409	107,721
Other Income (Loss)
Realized gains (losses) on securities and loans, net	11,706	(50,983)	(93,993)
Realized gains (losses) on financial derivatives, net	(5,680)	(16,193)	40,054
Realized gains (losses) on real estate owned, net	(7,661)	(5,525)	(5,229)
Realized gains (losses) on unsecured borrowings, at fair value	(1,383)	—	—
Unrealized gains (losses) on securities and loans, net	134,005	109,442	171,296
Unrealized gains (losses) on financial derivatives, net	(50,535)	56,939	(15,060)
Unrealized gains (losses) on real estate owned, net	(5,186)	632	2,177
Unrealized gains (losses) on other secured borrowings, at fair value, net	(92,723)	(35,861)	(51,554)
Unrealized gains (losses) on unsecured borrowings, at fair value, net	(11,468)	(9,147)	146
Net change from HECM reverse mortgage loans, at fair value	708,312	637,019	503,831
Net change related to HMBS obligations, at fair value	(585,333)	(545,673)	(451,598)
Bargain purchase gain	—	—	28,175
Other, net	52,433	28,588	40,954
Total other income (loss)	146,487	169,238	169,199
Expenses
Base management fee to affiliate (Net of fee rebates of $744, $297, and $473, respectively)(1)	25,404	23,460	20,419
Incentive fee to affiliate	4,533	—	—
Investment and transaction related expenses:
Servicing expense	28,560	24,180	20,364
Debt issuance costs related to Other secured borrowings, at fair value	10,139	7,314	—
Debt issuance costs related to unsecured borrowings, at fair value	5,962	—	—
Other	36,108	25,570	16,860
Professional fees	13,055	11,250	21,164
Compensation and benefits	83,633	68,731	78,434
Other expenses	31,142	28,871	30,469
Total expenses	238,536	189,376	187,710
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	97,908	116,271	89,210
Income tax expense (benefit)	3,792	612	457
Earnings (losses) from investments in unconsolidated entities	56,653	32,445	(855)
Net Income (Loss)	150,769	148,104	87,898
Net income (loss) attributable to non-controlling interests	3,900	2,243	3,814
Dividends on preferred stock	28,126	27,697	23,182
(Gain) loss on redemption of preferred stock	—	335	—
Net Income (Loss) Attributable to Common Stockholders	$118,743	$117,829	$60,902
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$1.19	$1.36	$0.89
(1)See Note 16 for further details on management fee rebates.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2022	$227,432	63,812,215	$64	$1,259,352	$(290,881)	$1,195,967	$24,919	$1,220,886
Net income (loss)					84,084	84,084	3,814	87,898
Net proceeds from the issuance of common stock(1)(2)		20,181,690	20	266,013		266,033		266,033
Net proceeds from the issuance of preferred stock(1)(2)	128,119					128,119		128,119
Contributions from non-controlling interests							6,986	6,986
Common dividends					(123,381)	(123,381)	(1,458)	(124,839)
Preferred dividends					(23,182)	(23,182)		(23,182)
Distributions to non-controlling interests							(15,194)	(15,194)
Conversion of non-controlling interest units to shares of common stock		90,919	$—	1,295		1,295	(1,295)	—
Adjustment to non-controlling interests				(754)		(754)	754	—
Repurchase of shares of common stock		(1,084,336)	$(1)	(12,351)		(12,352)		(12,352)
Share-based long term incentive plan unit awards				1,242		1,242	15	1,257
BALANCE, December 31, 2023	355,551	83,000,488	$83	1,514,797	(353,360)	1,517,071	18,541	1,535,612
Net income (loss)					145,861	145,861	2,243	148,104
Net proceeds from the issuance of common stock(1)		7,715,891	8	99,582	—	99,590	—	99,590
Contributions from non-controlling interests							12,991	12,991
Common dividends					(139,582)	(139,582)	(1,342)	(140,924)
Preferred dividends					(27,697)	(27,697)		(27,697)
Cancellation of employee stock options(3)					—	—	(1,799)	(1,799)
Purchase of non-controlling interests(3)					—	—	(729)	(729)
Distributions to non-controlling interests							(10,828)	(10,828)
Conversion of non-controlling interest units to shares of common stock		24,413	—	334		334	(334)	—
Adjustment to non-controlling interests				(1,592)		(1,592)	1,592	—
Repurchase of shares of common stock		(62,300)	—	(685)		(685)		(685)
Redemption of shares of preferred stock	(23,593)				(335)	(23,928)		(23,928)
Share-based long term incentive plan unit awards		—	—	1,104		1,104	11	1,115
BALANCE, December 31, 2024	$331,958	90,678,492	$91	$1,613,540	$(375,113)	$1,570,476	$20,346	$1,590,822

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2024	$331,958	90,678,492	$91	$1,613,540	$(375,113)	$1,570,476	$20,346	$1,590,822
Net income (loss)					146,869	146,869	3,900	150,769
Net proceeds from the issuance of common stock(1)		22,400,438	22	301,750		301,772		301,772
Shares of common stock issued in connection with incentive fee payment		33,877	—	444		444		444
Restricted shares issued—incentive plan award		18,396	—	—		—	—	—
Contributions from non-controlling interests							35,651	35,651
Common dividends					(156,594)	(156,594)	(1,722)	(158,316)
Preferred dividends					(28,126)	(28,126)		(28,126)
Distributions to non-controlling interests							(25,503)	(25,503)
Conversion of non-controlling interest units to shares of common stock		7,657	—	102		102	(102)	—
Adjustment to non-controlling interests				(4,286)		(4,286)	4,286	—
Share-based long term incentive plan unit awards		—	—	3,602		3,602	40	3,642
BALANCE, December 31, 2025	$331,958	113,138,860	$113	$1,915,152	$(412,964)	$1,834,259	$36,896	$1,871,155
(1)Net of discounts and commissions and offering costs.
(2)Includes issuance of stock to shareholders of Arlington Asset Investment Corp., resulting from a business combination. See Note 25, Business Combinations, for additional details.
(3)See Note 18—Non-Controlling Interests in Longbridge for additional details.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
(In thousands)	(Expressed in U.S. Dollars)
Cash Flows from Operating Activities:
Net income (loss)	$150,769	$148,104	$87,898
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts, net	(1,796)	(4,156)	13,249
Realized (gains) losses on securities and loans, net	(11,706)	50,983	93,993
Realized (gains) losses on financial derivatives, net	5,680	16,193	(40,054)
Realized (gains) losses on real estate owned, net	7,661	5,525	5,229
Realized gains (losses) other (net)	1,383	—	—
Unrealized (gains) losses on securities and loans, net	(134,005)	(109,442)	(171,296)
Unrealized (gains) losses on financial derivatives, net	50,535	(56,939)	15,060
Unrealized (gains) losses on real estate owned, net	5,186	(632)	(2,177)
Unrealized gains (losses) other (net)	104,191	44,932	51,408
Realized gains (losses) other (net) - foreign currency transaction	(1,753)	16	23
Unrealized gains (losses) other (net) foreign currency translation	(1,747)	1,050	(777)
Bargain purchase (gain)	—	—	(28,175)
Non-cash compensation expense related to business combination	—	—	3,852
Net change from reverse mortgage loans held-for-investment, at fair value	(708,312)	(637,019)	(503,831)
Net change related to HMBS obligations, at fair value	585,333	545,673	451,598
Net change related to Forward MSR-related investments, at fair value	(12,549)	(5,817)	1,288
Valuation adjustment and deletions of mortgage servicing rights	853	(187)	(21,472)
Unrealized (gains) losses on loan commitments, net	(2,432)	(4,108)	476
Shares issued in connection with incentive fee payment	444	—	—
Equity-based compensation expense	3,642	2,936	1,358
Interest income related to consolidated securitization trust	(46,890)	(55,495)	(54,586)
Interest expense related to consolidated securitization trust	46,890	50,997	54,586
Debt issuance costs related to Other secured borrowings, at fair value	10,139	7,314	—
Debt issuance costs related to unsecured borrowings, at fair value	5,962	—	—
(Earnings) losses from investments in unconsolidated entities	(56,653)	(32,445)	855
(Increase) decrease in originations, purchases, and fundings of mortgage loans held-for-sale	(946,633)	(419,389)	(210,145)
Changes in operating asset and liabilities:
(Increase) decrease in interest and principal receivable	(7,128)	(2,880)	(5,973)
(Increase) decrease in other assets	6,719	(627)	(1,531)
Increase (decrease) in base management fee payable to affiliate	981	228	1,019
Increase (decrease) in interest payable	7,033	(6,925)	(900)
Increase (decrease) in accrued expenses and other liabilities	543	(8,438)	9,647
Proceeds from sale and collections of mortgage loans held-for-sale	12,199	40,021	7,520
Net cash provided by (used in) operating activities	$(925,461)	$(430,527)	$(241,858)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2025	2024	2023
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Investing Activities:
Purchase of securities	(977,554)	(947,089)	(2,387,259)
Purchase and origination of loans	(7,307,363)	(4,807,452)	(3,076,859)
Receipt of distributions on Forward MSR-related investments	23,184	105,846	13,500
Capital improvements of real estate owned	—	—	(37)
Proceeds from disposition of securities	962,803	1,709,952	2,480,188
Proceeds from disposition of loans	511,003	264,136	155,300
Contributions to investments in unconsolidated entities	(232,699)	(119,991)	(55,999)
Distributions from investments in unconsolidated entities	500,071	254,086	152,858
Increase in cash resulting from business combinations, net	—	—	34,221
Proceeds from disposition of real estate owned	58,657	41,178	36,806
Proceeds from FHA insurance claims and other receivables on HECM loans	134,137	67,672	94,400
Proceeds from principal payments of securities	168,257	158,499	172,048
Proceeds from principal payments of loans	2,289,191	2,501,211	2,553,066
Proceeds from securities sold short	903,062	880,628	449,295
Repurchase of securities sold short	(933,304)	(731,323)	(508,111)
Payments on financial derivatives	(358,699)	(288,505)	(232,661)
Proceeds from financial derivatives	337,092	297,726	245,610
Increase in cash resulting from consolidation of securitization trust, net	—	6,790	—
Payments made on reverse repurchase agreements	(64,169,295)	(41,648,334)	(38,165,825)
Proceeds from reverse repurchase agreements	64,054,440	41,483,214	38,219,782
Due from brokers, net	(13,334)	37,362	(18,243)
Due to brokers, net	(15,567)	6,131	12,826
Net cash provided by (used in) investing activities	(4,065,918)	(728,263)	174,906
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	302,193	100,202	122,330
Net proceeds from the issuance of preferred stock(1)	—	—	96,850
Offering costs paid	(444)	(899)	(927)
Repurchase of common stock	—	(685)	(12,352)
Redemption of preferred stock	—	(23,928)	—
Dividends paid	(183,625)	(163,538)	(149,271)
Contributions from non-controlling interests	35,356	12,893	7,158
Distributions to non-controlling interests	(25,503)	(10,828)	(15,194)
Purchase of non-controlling interests	—	(729)	—
Payments on cancellation of employee stock options	—	(3,589)	—
Proceeds from issuance of Other secured borrowings	2,401,966	1,923,442	1,725,708
Principal payments on Other secured borrowings	(2,281,558)	(1,915,969)	(1,780,120)
Borrowings under repurchase agreements	48,391,609	65,811,097	37,574,665
Repayments of repurchase agreements	(44,916,741)	(65,120,827)	(37,711,816)
Proceeds from issuance of Other secured borrowings, at fair value, net	355,194	112,651	—
Repayment of Other secured borrowings, at fair value, net	—	(5,685)	—
Net proceeds from unsecured borrowings, at fair value	394,038	—	—
Repayment of unsecured borrowings, at fair value	(34,931)	—	—
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2025	2024	2023
(In thousands)	Expressed in U.S. Dollars
Proceeds from issuance of HMBS	$1,544,646	$1,448,085	$1,460,978
Principal payments on HMBS-related obligations, at fair value	(858,535)	(1,004,066)	(1,275,258)
Due from brokers, net	(3,044)	(5,303)	19,054
Due to brokers, net	—	(15,131)	13,823
Net cash provided by (used in) financing activities	$5,120,621	$1,137,193	$75,628
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	129,242	(21,597)	8,676
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	208,948	230,545	221,869
Cash, Cash Equivalents, and Restricted Cash, End of Period	$338,190	$208,948	$230,545
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents, beginning of period	$192,387	$228,927	$217,053
Restricted cash, beginning of period	16,561	1,618	4,816
Cash and cash equivalents and restricted cash, beginning of period	208,948	230,545	221,869
Cash and cash equivalents, end of period	201,893	192,387	228,927
Restricted cash, end of period	136,297	16,561	1,618
Cash and cash equivalents and restricted cash, end of period	338,190	208,948	230,545
Supplemental disclosure of cash flow information:
Interest paid	$295,691	$284,583	$263,351
Income tax paid (refunded)	1,639	706	(323)
Dividends payable	19,428	16,611	11,528
Common shares issued in connection with merger transaction (non-cash)	—	—	143,971
Preferred shares issued in connection with merger transaction (non-cash)	—	—	31,631
Shares issued in connection with incentive fee payment (non-cash)	444	—	—
Share-based long term incentive plan unit awards (non-cash)	3,642	1,115	1,257
Transfers from mortgage loans to real estate owned (non-cash)	100,391	70,833	33,504
Transfers from mortgage loans to other sales and claims receivable (non-cash)	134,181	69,880	93,279
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	136,924	167,195	78,460
Transfers from investments in unconsolidated entities to mortgage loans (non-cash)	34,322	—	—
Transfers from corporate loans to investments in unconsolidated entities (non-cash)	—	—	665
Transfers of HMBS obligations to third-party related to termination of HECM CT Agreement(2), at fair value	—	(305,381)	—
Transfers of reverse mortgage loans to third-party related to termination of HECM CT Agreement(2), at fair value	—	305,196	—
Transfers from securities to corporate loans (non-cash)	—	500	—
Transfers from securities to residential mortgage loans (non-cash)	—	60	—
Transfers from other secured borrowings to reverse repurchase agreements (non-cash)	—	—	45,429
Transfers of HMBS obligations, at fair value (non-cash)	(15,995)	—	—
Contributions to investments in unconsolidated entities (non-cash)	(200,459)	(38,120)	(7,957)
Purchase of investments (non-cash)	(202,001)	(43,826)	(25,580)
Purchase of loans (non-cash)	(1,829,930)	(580,542)	—
Loans acquired in consolidation of securitization trust, net (non-cash)	—	(52,368)	—
Proceeds from the disposition of loans (non-cash)	4,962,623	1,263,280	174,181
Proceeds from principal payments of investments (non-cash)	204,812	173,103	167,855
Proceeds from borrowings under repurchase agreements (non-cash)	77,310	—	—
Principal payments on Other secured borrowings (non-cash)	(77,310)	—	—
Principal payments on Other secured borrowings, at fair value (non-cash)	(205,213)	(172,776)	(167,855)
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2025	2024	2023
(In thousands)	Expressed in U.S. Dollars
Proceeds received from Other secured borrowings, at fair value (non-cash)	764,238	480,111	—
Proceeds from issuance of Other secured borrowings, net (non-cash)	—	—	69,610
Other secured borrowings, at fair value assumed in consolidation of securitization trust (non-cash)	—	58,195	—
Repayments of repurchase agreements (non-cash)	(3,480,774)	(1,073,667)	(141,453)
Debt issuance costs related to Other secured borrowings, at fair value (non-cash)	(10,139)	(7,314)	—
(1)Net of discounts and commissions.
(2)See Note 13. Securitization Transactions—Issuance of HMBS for details.
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
On December 14, 2023, Arlington Asset Investment Corp., a Virginia corporation ("Arlington"), merged with and into EF Merger Sub Inc., a wholly-owned subsidiary of the Company, pursuant to the agreement and plan of merger (the “Arlington Merger Agreement”) which was entered into on May 29, 2023 (the "Arlington Merger").
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
The Company has securitized certain mortgage loans, including residential mortgage loans that are not deemed "qualified mortgage" loans under the rules of the Consumer Financial Protection Bureau ("non-QM loans"), and proprietary reverse mortgage loans. The Company's securitized loans, which include non-QM loans, certain European residential mortgage loans, and reverse mortgage loans, are held as part of a collateralized financing entity ("CFE"). A CFE is a VIE that holds financial assets, issues beneficial interests in those assets, and has no more than nominal equity, and for which the issued beneficial interests have contractual recourse only to the related assets of the CFE. ASC 810, Consolidation ("ASC 810") allows the Company to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. The Company has elected the FVO for initial and subsequent recognition of the debt issued by its consolidated securitization trusts and has determined that each consolidated securitization trust meets the definition of a CFE; see Note 13—Securitization Transactions, —Consolidated Residential Mortgage Loan Securitizations, —Residential Transition Loans, —European Residential Mortgage Loans, and —Proprietary Reverse Mortgage Loan Securitizations" for further discussion on the Company's consolidated securitization trusts. The Company has determined the inputs to the fair value measurement of the financial liabilities of each of its CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of each of the CFEs to measure the fair value of the financial assets of each of the CFEs. The fair value of the debt issued by each CFE is typically valued using both external pricing data, which includes third-party valuations, and internal pricing models. The securitized loans, which are assets of the consolidated CFEs, are included in Loans, at fair value, on the Company's Consolidated Balance Sheet. The debt issued by the consolidated CFEs is included in Other secured borrowings, at fair value, on the Company's Consolidated Balance Sheet. Unrealized gains (losses) from changes in fair value of Other secured borrowings, at fair value, are included in Unrealized gains (losses) on other secured borrowings, at fair value, net, on the Company's Consolidated Statement of Operations. The securitized loans and the debt issued by the Company's CFEs are both classified as Level 3.
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
(D) Accounting for Loans: The Company's loan portfolio primarily consists of residential mortgage, commercial mortgage, consumer, and reverse mortgage loans. The Company's loans are accounted for under ASC 310-10, Receivables, and are classified as held-for-investment when the Company has the intent and ability to hold such loans for the foreseeable future or to maturity/payoff. When the Company has the intent to sell loans, such loans will be classified as held-for-sale. Mortgage loans held-for-sale are accounted for under ASC 948-310, Financial services—mortgage banking. Transfers between held-for-investment and held-for-sale occur once the Company's intent to sell the loans changes. The Company may aggregate its loans into pools based on common risk characteristics at purchase. The Company has chosen to elect the FVO pursuant to ASC 825 for its loan portfolios. Loans are recorded at fair value on the Consolidated Balance Sheet and changes in fair value are recorded in earnings on the Consolidated Statement of Operations. Changes in fair value on residential mortgage, commercial mortgage, consumer, corporate loans, and proprietary reverse mortgage loans are included as a component of Unrealized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations. Changes in fair value on HECM reverse mortgage loans held-for-investment is included as a component of Net change from HECM reverse mortgage loans, at fair value, on the Consolidated Statement of Operations. The Company generates income from fees on certain loans, generally reverse mortgage and commercial mortgage loans, that it originates and holds for investment, including origination, servicing, and exit fees. Such fee income is recorded when earned and included in Other, net on the Consolidated Statement of Operations.
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
(G) Loan Commitments: The Company's loan commitments relate to certain reverse mortgage loans extended to borrowers and other third parties. The Company has elected the FVO for its loan commitments which are included in Loan commitments, at fair value on the Consolidated Balance Sheet. Changes in the fair value of the Company's loan commitments are included in Other, net on the Consolidated Statement of Operations.

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
(T) Debt Issuance Costs: Debt issuance costs associated with debt for which the Company has elected the FVO are expensed at the issuance of the debt, and are included in Investment and transaction related expenses—Other on the

Consolidated Statement of Operations. Costs associated with the issuance of debt for which the Company has not elected the FVO are deferred and amortized over the life of the debt, which approximates the effective interest rate method, and are included in Interest expense on the Consolidated Statement of Operations. Deferred debt issuance costs are presented on the Consolidated Balance Sheet as a direct deduction from the related debt liability, unless such deferred debt issuance costs are associated with borrowing facilities that are expected to have a future benefit, such as giving the Company the ability to access additional borrowings over the contractual term of the debt, in which case such deferred debt issuance costs are included in Other assets on the Consolidated Balance Sheet. Debt issuance costs include legal and accounting fees, purchasers' or underwriters' discount, as well as other fees associated with the cost of the issuance of the related debt.
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
(W) Investment and Transaction Related Expenses: Investment and transaction related expenses consist of expenses directly related to specific financial instruments. Such expenses generally include dividend expense on common stock sold short, servicing fees and corporate and escrow advances on mortgage and consumer loans, loan origination fees, and various other expenses and fees related directly to the Company's financial instruments. The Company has elected the FVO for its investments, and as a result all investment and transaction related expenses are expensed as incurred and included in Investment and transaction related expenses on the Consolidated Statement of Operations.
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
The Company elected to treat certain domestic and foreign subsidiaries as taxable REIT subsidiaries (or "TRSs"), and may elect to treat other current or future subsidiaries as TRSs. In general, a TRS may hold assets and engage in any real estate or non-real estate-related activities that the Company cannot hold or engage in directly. A domestic TRS may, but is not required to, declare dividends to the Company; such dividends will be included in the Company's taxable income/(loss) and may necessitate a distribution to the Company's stockholders. Conversely, if the Company retains earnings at the level of a domestic TRS, such earnings will increase the book equity of the consolidated entity. A domestic TRS is subject to U.S. federal, state, and local corporate income taxes. The Company has elected and may elect in the future to treat certain of its foreign corporate subsidiaries as TRSs and, accordingly, taxable income generated by these TRSs may not be subject to U.S. federal, state, and local corporate income taxation, but generally will be included in the Company's income on a current basis as Subpart F income, whether or not distributed. The Company's foreign subsidiaries may be subject to income taxes in their relevant foreign jurisdictions. The Company's financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation.
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is more than 50% likely to be realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period, or its open tax years (2022, 2023, and 2024). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and its open tax years. The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. The Company recognizes interest and penalties, if any, related to uncertain tax positions, as income tax expense included in Income tax expense (benefit) on the Consolidated Statement of Operations.
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
(AG) Recent Accounting Pronouncements: In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public entities to provide tabular disclosure of certain expenses including, employee compensation, depreciation, intangible asset amortization, and/or depreciation, on an interim and annual basis, in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 should be applied either a prospective basis to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. ASU 2024-03 is not expected to have a material impact on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 became effective for annual periods beginning after December 15, 2024. The Company has elected to apply ASU 2023-09 on a prospective basis. ASU 2023-09 did not have a material impact on the Company's consolidated financial statements; see Note 15—Income taxes.

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of December 31, 2025 and 2024:
December 31, 2025:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$205,789	$12,578	$218,367
Non-Agency RMBS	—	185,805	267,747	453,552
CMBS	—	13,615	12,935	26,550
CLOs	—	90,775	34,265	125,040
Asset-backed securities, backed by consumer loans	—	—	53,087	53,087
Other ABS	—	—	97,773	97,773
Corporate debt securities	—	—	15,530	15,530
Corporate equity securities	337	—	11,654	11,991
U.S. Treasury securities	—	32,992	—	32,992
Loans, at fair value:
Residential mortgage loans	—	—	3,643,094	3,643,094
Commercial mortgage loans	—	—	640,712	640,712
Consumer loans	—	—	159	159
Corporate loans	—	—	25,366	25,366
Reverse mortgage loans	—	—	12,331,316	12,331,316
Forward MSR-related investments, at fair value			77,852	77,852
MSRs, at fair value	—	—	28,913	28,913
Loan commitments, at fair value	—	—	9,124	9,124
Investment in unconsolidated entities, at fair value	—	—	312,421	312,421
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed indices	—	2,206	—	2,206
Credit default swaps on corporate bond indices	—	4,621	—	4,621
Interest rate swaps	—	128,898	—	128,898
TBAs	—	257	—	257
Futures	1,095	—	—	1,095
Forwards	—	14	—	14
Total return swaps	—	—	24	24
Options	5,607	—	—	5,607
Warrants	—	1	—	1
Total assets	$7,039	$664,973	$17,574,550	$18,246,562

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(272,702)	$—	$(272,702)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed securities	—	—	(2)	(2)
Credit default swaps on corporate bonds	—	(155)	—	(155)
Credit default swaps on corporate bond indices	—	(25,407)	—	(25,407)
Interest rate swaps	—	(26,797)	—	(26,797)
TBAs	—	(598)	—	(598)
Futures	(45)	—	—	(45)
Forwards	—	(69)	—	(69)
Loan purchase commitments, at fair value	—	—	(42)	(42)
Other secured borrowings, at fair value	—	—	(2,945,578)	(2,945,578)
HMBS-related obligations, at fair value	—	—	(10,406,332)	(10,406,332)
Unsecured borrowings, at fair value	—	—	(659,832)	(659,832)
Total liabilities	$(45)	$(325,728)	$(14,011,786)	$(14,337,559)
December 31, 2024:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$286,057	$10,660	$296,717
Non-Agency RMBS	—	56,455	153,188	209,643
CMBS	—	17,807	21,399	39,206
CLOs	—	44,740	22,678	67,418
Asset-backed securities, backed by consumer loans	—	—	60,227	60,227
Other ABS	—	—	35,483	35,483
Corporate debt securities	—	—	14,352	14,352
Corporate equity securities	2,926	—	9,759	12,685
U.S. Treasury securities	—	226,523	—	226,523
Loans, at fair value:
Residential mortgage loans	—	—	3,539,534	3,539,534
Commercial mortgage loans	—	—	350,515	350,515
Consumer loans	—	—	477	477
Corporate loans	—	—	11,767	11,767
Reverse mortgage loans	—	—	10,097,279	10,097,279
Forward MSR-related investments, at fair value	—	—	77,848	77,848
MSRs, at fair value	—	—	29,766	29,766
Loan commitments, at fair value	—	—	6,692	6,692
Investment in unconsolidated entities, at fair value	—	—	220,078	220,078

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed indices	—	1,825	—	1,825
Credit default swaps on corporate bonds	—	83	—	83
Interest rate swaps	—	175,450	—	175,450
TBAs	—	2,381	—	2,381
Warrants	—	9	—	9
Futures	900	—	—	900
Forwards	—	320	—	320
Options	3,427	—	—	3,427
Total assets	$7,253	$811,650	$14,661,702	$15,480,605
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(293,574)	$—	$(293,574)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed securities	—	—	(3)	(3)
Credit default swaps on corporate bonds	—	(225)	—	(225)
Credit default swaps on corporate bond indices	—	(33,207)	—	(33,207)
Interest rate swaps	—	(35,039)	—	(35,039)
TBAs	—	(2,417)	—	(2,417)
Futures	(130)	—	—	(130)
Forwards	—	(3)	—	(3)
Loan purchase commitments, at fair value	—	—	(1,602)	(1,602)
Other secured borrowings, at fair value	—	—	(1,934,309)	(1,934,309)
HMBS-related obligations, at fair value	—	—	(9,150,883)	(9,150,883)
Unsecured borrowings, at fair value	—	—	(281,912)	(281,912)
Total liabilities	$(130)	$(364,465)	$(11,368,709)	$(11,733,304)

The tables below include roll-forwards of the Company's financial instruments for the years ended December 31, 2025, 2024, and 2023 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Year Ended December 31, 2025

(In thousands)	Beginning Balance as of December 31, 2024	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2025
Assets:
Securities, at fair value:
Agency RMBS	$10,660	$(1,578)	$(35)	$933	$3,016	$(848)	$1,144	$(714)	$12,578
Non-Agency RMBS	153,188	(46,908)	2,158	1,459	271,944	(64,759)	11,432	(60,767)	267,747
CMBS	21,399	1,049	219	(2,385)	1	(9,364)	5,022	(3,006)	12,935
CLOs	22,678	(3,020)	(57)	(4,900)	58,518	(32,288)	2,228	(8,894)	34,265
Asset-backed securities backed by consumer loans	60,227	(6,775)	(6,605)	1,645	25,587	(20,992)	—	—	53,087
Other ABS	35,483	(2,170)	6,923	(4,830)	101,651	(39,284)	—	—	97,773
Corporate debt securities	14,352	—	(3,270)	438	15,983	(11,973)	—	—	15,530
Corporate equity securities	9,759	—	(207)	2,384	2,033	(2,315)	—	—	11,654
Loans, at fair value:
Residential mortgage loans	3,539,534	2,864	25,824	54,866	5,147,728	(5,127,722)	—	—	3,643,094
Commercial mortgage loans	350,515	343	(9,596)	11,495	526,526	(238,571)	—	—	640,712
Consumer loans	477	(126)	72	(46)	30	(248)	—	—	159
Corporate loans	11,767	—	—	126	204,370	(190,897)	—	—	25,366
Reverse mortgage loans(3)	10,097,279	(535)	(182)	784,652	2,337,808	(887,706)	—	—	12,331,316
Forward MSR-related investments, at fair value	77,848	10,639	—	12,549	—	(23,184)	—	—	77,852
MSRs, at fair value(3)	29,766	—	—	(853)	—	—	—	—	28,913
Loan commitments, at fair value	6,692	—	—	2,432	—	—	—	—	9,124
Investments in unconsolidated entities, at fair value	220,078	—	6,317	50,336	570,082	(534,392)	—	—	312,421
Financial derivatives–assets, at fair value:
Total return swaps	—	—	14	24	—	(14)	—	—	24
Total assets, at fair value	$14,661,702	$(46,217)	$21,575	$910,325	$9,265,277	$(7,184,557)	$19,826	$(73,381)	$17,574,550
Liabilities:
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed securities	$(3)	$—	$1	$—	$—	$—	$—	$—	$(2)
Loan purchase commitments, at fair value	(1,602)	—	—	1,560	—	—	—	—	(42)
Other secured borrowings, at fair value	(1,934,309)	(7,972)	—	(89,078)	205,213	(1,119,432)	—	—	(2,945,578)
Unsecured borrowings, at fair value	(281,912)	—	(1,383)	(11,468)	34,931	(400,000)	—	—	(659,832)
HMBS-related obligations, at fair value(3)	(9,150,883)	—	—	(585,333)	874,530	(1,544,646)	—	—	(10,406,332)
Total liabilities, at fair value	$(11,368,709)	$(7,972)	$(1,382)	$(684,319)	$1,114,674	$(3,064,078)	$—	$—	$(14,011,786)
(1)For Investments in unconsolidated entities, at fair value, amount represents contributions to investments in unconsolidated entities.
(2)For Investments in unconsolidated entities, at fair value and Forward MSR-related investments, at fair value, amount represents distributions received.
(3)Change in net unrealized gain (loss) represents the net change in fair value which can include interest income, interest expense, and realized and unrealized gains and losses.

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2025, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2025. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at December 31, 2025.

(In thousands)	Year Ended December 31, 2025
Securities, at fair value	$(4,385)
Loans, at fair value	821,740
Forward MSR-related investments, at fair value	12,549
MSRs, at fair value	(853)
Loan purchase commitments, at fair value	(42)
Loan commitments, at fair value	9,124
Investments in unconsolidated entities, at fair value	33,820
Financial derivatives-assets, at fair value	24
Other secured borrowings, at fair value	(89,078)
Unsecured borrowings, at fair value	(12,622)
HMBS-related obligations, at fair value	(585,333)
At December 31, 2025, the Company transferred $73.4 million of assets from Level 3 to Level 2 and $19.8 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

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

(In thousands)	Year Ended December 31, 2024
Securities, at fair value	$15,267
Loans, at fair value	675,154
Forward MSR-related investments, at fair value	5,817
MSRs, at fair value	187
Loan purchase commitments, at fair value	(1,602)
Loan commitments, at fair value	6,692
Investments in unconsolidated entities, at fair value	(3,497)
Financial derivatives-assets, at fair value	(10)
Other secured borrowings, at fair value	(35,452)
Unsecured borrowings, at fair value	(9,147)
HMBS-related obligations, at fair value	(545,673)
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
The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$201,893	$201,893	$192,387	$192,387
Restricted cash	136,297	136,297	16,561	16,561
Due from brokers	35,919	35,919	22,186	22,186
Reverse repurchase agreements	453,037	453,037	336,743	336,743
Liabilities:
Repurchase agreements	2,655,444	2,655,444	2,584,040	2,584,040
Other secured borrowings	296,398	296,398	253,300	253,300
Due to brokers	48,104	48,104	55,429	55,429
Cash and cash equivalents generally includes cash held in interest bearing overnight accounts, for which fair value equals the carrying value, and investments which are liquid in nature, such as investments in money market accounts or U.S. Treasury Bills, for which fair value equals the carrying value; such assets are considered Level 1. Restricted cash includes cash held in segregated accounts for which fair value equals the carrying value; such assets are considered Level 1. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; fair value of these items is approximated by carrying value and such items are considered Level 1. The Company's reverse repurchase agreements, repurchase agreements, and other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements, repurchase agreements, and other secured borrowings are classified as Level 2 based on the adequacy of the collateral and their short term nature.

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2025:
December 31, 2025:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$104,549	Market Quotes	Non Binding Third-Party Valuation	$0.50	$180.00	$46.45
	163,198	Discounted Cash Flows
	267,747		Yield	0.4%	87.9%	15.3%
			Projected Collateral Prepayments	0.0%	100.0%	47.9%
			Projected Collateral Losses	0.0%	57.7%	2.4%
			Projected Collateral Recoveries	0.0%	42.3%	5.3%
Non-Agency CMBS	10,418	Market Quotes	Non Binding Third-Party Valuation	$5.84	$71.02	$40.08
	2,517	Discounted Cash Flows
	12,935		Yield	8.8%	22.0%	16.1%
			Projected Collateral Losses	0.0%	93.0%	7.1%
			Projected Collateral Recoveries	7.0%	100.0%	91.7%
CLOs	17,134	Market Quotes	Non Binding Third-Party Valuation	$13.33	$128.15	$70.87
	17,131	Discounted Cash Flows
	34,265		Yield	9.9%	54.3%	15.5%
Agency interest only RMBS	5,557	Market Quotes	Non Binding Third-Party Valuation	$1.75	$12.07	$4.89
	7,021	Option Adjusted Spread ("OAS")
	12,578		SOFR OAS(1)	84	3,261	490
			Projected Collateral Prepayments	17.9%	96.6%	53.8%
ABS	84,147	Market Quotes	Non Binding Third-Party Valuation	$2.22	$100.01	$69.99
	66,713	Discounted Cash Flows
	150,860		Yield	5.0%	147.3%	12.5%
			Projected Collateral Prepayments	0.0%	59.6%	20.1%
			Projected Collateral Losses	0.0%	43.0%	18.3%
Corporate debt and equity	27,184	Discounted Cash Flows	Yield	0.0%	47.7%	15.0%
Performing and re-performing residential mortgage loans	1,874,953	Discounted Cash Flows	Yield	1.2%	64.6%	6.6%
Securitized residential mortgage loans(2)(3)	1,571,674	Market Quotes	Non Binding Third-Party Valuation	$0.50	$100.00	$91.14
	3,017	Discounted Cash Flows
	1,574,691		Yield	0.4%	23.3%	6.4%
Non-performing residential mortgage loans	193,450	Discounted Cash Flows	Yield	0.9%	106.6%	7.0%
			Recovery Amount	—%	255.3%	84.6%
			Months to Resolution/Maturity	3.2	119.0	18.4
Performing commercial mortgage loans	576,662	Discounted Cash Flows	Yield	7.1%	14.0%	9.3%
Non-performing commercial mortgage loans	64,050	Discounted Cash Flows	Yield	9.1%	15.4%	10.7%
			Recovery Amount	80.0%	100.0%	99.3%
			Months to Resolution	2.0	8.0	4.0

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Consumer loans	159	Discounted Cash Flows	Yield	9.8%	12.2%	12.0%
			Projected Collateral Prepayments	—%	27.4%	9.4%
			Projected Collateral Losses	0.6%	89.6%	23.9%
Corporate loans	25,366	Discounted Cash Flows	Yield	6.9%	23.6%	13.1%
Reverse Mortgage Loans—HECM	10,643,119	Discounted Cash Flows	Yield	2.7%	6.0%	4.2%
			Conditional Prepayment Rate	1.6%	38.5%	7.6%
Reverse Mortgage Loans—HECM buyouts	47,479	Discounted Cash Flows	Yield	5.6%	11.4%	7.9%
			Months to Resolution	0.3	69.0	14.8
Reverse Mortgage Loans—Unsecuritized Proprietary	240,015	Discounted Cash Flows	Yield	5.9%	9.2%	7.1%
			Conditional Prepayment Rate	11.8%	44.5%	14.2%
Reverse Mortgage Loans—Securitized Proprietary(2)	1,400,703	Market Quotes	Non Binding Third-Party Valuation	$72.05	$114.93	$109.19
			Yield	5.1%	7.8%	5.5%
Forward MSR-related investments	77,852	Discounted Cash Flows	Yield	9.4%	9.4%	9.4%
			Conditional Prepayment Rate	5.0%	5.0%	5.0%
MSRs	28,913	Discounted Cash Flows	Yield	17.4%	17.4%	17.4%
			Conditional Prepayment Rate	10.3%	58.3%	15.3%
Loan Purchase Commitments	(42)	Transaction Price	Yield	5.7%	7.1%	6.3%
Loan Commitments	9,124	Discounted Cash Flows	Pull-through rate	66.0%	94.9%	69.1%
			Cost to originate	4.1%	9.4%	4.9%
Investment in unconsolidated entities—Loan origination and mortgage-related entities	79,572	Enterprise Value	Equity Price-to-Book(4)	0.4x	2.4x	2.2x
Investment in unconsolidated entities—Other	232,849	Enterprise Value	Net Asset Value	n/a	n/a	n/a
	312,421
Total return swaps	24	Discounted Cash Flows	Yield	20.8%	20.8%	20.8%
Credit default swaps on asset-backed securities	(2)	Net Discounted Cash Flows	Projected Collateral Prepayments	22.9%	22.9%	22.9%
			Projected Collateral Losses	8.6%	8.6%	8.6%
			Projected Collateral Recoveries	12.3%	12.3%	12.3%
Other secured borrowings, at fair value(2)	(2,945,578)	Market Quotes	Non Binding Third-Party Valuation	$0.50	$100.00	$92.97
			Yield	5.1%	8.1%	5.8%
			Projected Collateral Prepayments	15.1%	100.0%	84.4%
HMBS-related obligations, at fair value	(10,406,332)	Discounted Cash Flows	Yield	2.6%	5.9%	4.0%
			Conditional Prepayment Rate	6.9%	38.5%	7.6%
Unsecured borrowings, at fair value	(659,832)	Market Quotes	Non Binding Third-Party Valuation	$85.50	$101.00	$99.61
(1)Shown in basis points.
(2)Securitized residential mortgage loans, Reverse Mortgage Loans—Securitized Proprietary, and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(3)Includes $53.1 million of non-performing securitized residential mortgage loans.
(4)Represents an estimation of where market participants might value an enterprise on a price-to-book basis. For the range minimum, the range maximum, and the weighted average price-to-book ratio, excludes investments in unconsolidated entities with a total fair value of $0.6 million. Including such investments, the weighted average price-to-book ratio was 2.2x.

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

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS and ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of December 31, 2025 and 2024.
December 31, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$5,271	$(20)	$5,251	$47	$(94)	$5,204	3.50%	3.77%	2.50
30-year fixed-rate mortgages	209,771	(356)	209,415	2,564	(14,106)	197,873	3.93%	3.84%	7.31
Reverse mortgages	655	33	688	—	(132)	556	4.46%	2.75%	4.15
Interest only securities	n/a	n/a	13,012	1,913	(191)	14,734	1.21%	12.00%	6.57
Non-Agency RMBS	308,570	(80,178)	228,392	24,999	(5,226)	248,165	5.09%	8.42%	4.51
CMBS	66,252	(25,995)	40,257	700	(15,800)	25,157	3.74%	9.91%	4.13
Non-Agency interest only securities	n/a	n/a	212,700	10,853	(16,773)	206,780	0.76%	13.58%	3.11
CLOs	n/a	n/a	138,068	1,139	(14,167)	125,040	3.22%	11.10%	7.08
ABS	n/a	n/a	95,378	5,866	(3,471)	97,773	2.87%	13.98%	3.26
ABS backed by consumer loans	157,165	(97,017)	60,148	382	(7,443)	53,087	12.00%	9.83%	1.64
Corporate debt	55,795	(40,981)	14,814	3,826	(3,110)	15,530	0.10%	—%	2.76
Corporate equity	n/a	n/a	10,517	3,594	(2,120)	11,991	n/a	n/a	n/a
U.S. Treasury securities	32,600	(44)	32,556	436	—	32,992	4.14%	3.97%	5.04
Total Long	836,079	(244,558)	1,061,196	56,319	(82,633)	1,034,882	5.61%	9.42%	4.81
Short:
U.S. Treasury securities	(268,105)	(1,213)	(269,318)	459	(1,119)	(269,978)	4.03%	3.93%	7.09
European sovereign bonds	(2,730)	36	(2,694)	—	(30)	(2,724)	0.13%	1.28%	0.08
Total Short	(270,835)	(1,177)	(272,012)	459	(1,149)	(272,702)	3.99%	3.91%	7.02
Total	$565,244	$(245,735)	$789,184	$56,778	$(83,782)	$762,180	5.21%	8.27%	5.28
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
The following tables detail weighted average life of the Company's Agency RMBS as of December 31, 2025 and 2024.
December 31, 2025:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$4,100	$4,164	3.52%	$1,893	$1,599	1.19%
Greater than three years and less than seven years	73,318	74,182	5.03%	7,141	6,611	1.75%
Greater than seven years and less than eleven years	126,215	137,008	3.34%	2,452	1,989	0.77%
Greater than eleven years	—	—	—%	3,248	2,813	0.75%
Total	$203,633	$215,354	3.92%	$14,734	$13,012	1.21%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of December 31, 2025 and 2024.
December 31, 2025:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$146,952	$131,966	4.28%	$163,836	$174,260	1.49%	$131,748	$143,309	4.65%
Greater than three years and less than seven years	63,801	63,710	5.50%	27,982	29,167	0.22%	97,330	96,852	4.54%
Greater than seven years and less than eleven years	33,728	45,339	4.78%	14,715	9,083	0.14%	54,507	58,027	1.97%
Greater than eleven years	28,841	27,634	6.78%	247	190	1.24%	7,845	10,220	0.48%
Total	$273,322	$268,649	4.85%	$206,780	$212,700	0.76%	$291,430	$308,408	4.31%
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

The following table details the components of interest income by security type for the years ended December 31, 2025, 2024, and 2023:

	Year Ended
(In thousands)	December 31, 2025			December 31, 2024			December 31, 2023
Security Type	Coupon Interest(1)	Net Amortization	Interest Income	Coupon Interest(1)	Net Amortization	Interest Income	Coupon Interest(1)	Net Amortization	Interest Income
Agency RMBS	$13,830	$(1,515)	$12,315	$26,048	$(3,410)	$22,638	$41,414	$(4,406)	$37,008
Non-Agency RMBS and CMBS	84,691	(45,563)	39,128	34,543	(7,899)	26,644	29,805	66	29,871
CLOs	11,756	(2,137)	9,619	14,077	(3,708)	10,369	4,375	(666)	3,709
Other securities(2)	26,850	(9,232)	17,618	28,073	(7,921)	20,152	23,678	(6,151)	17,527
Total	$137,127	$(58,447)	$78,680	$102,741	$(22,938)	$79,803	$99,272	$(11,157)	$88,115
(1)Coupon interest includes distributions on interest-only and equity tranches.
(2)Other securities includes ABS, corporate debt and equity, and U.S. Treasury securities.
For the years ended December 31, 2025, 2024, and 2023, the Catch-Up Amortization Adjustment was $0.9 million, $(0.6) million, and $(0.1) million, respectively.
The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the years ended December 31, 2025, 2024, and 2023.

(In thousands)	Year Ended December 31, 2025
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$83,623	$1,049	$(2,785)	$(1,736)
Non-Agency RMBS and CMBS	105,275	11,659	(408)	11,251
CLOs	66,395	1,440	(1,568)	(128)
Other securities(3)	705,152	12,729	(12,501)	228
Total	$960,445	$26,877	$(17,262)	$9,615
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(11.1) million for the year ended December 31, 2025, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities' cost basis to be uncollectible.
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

The following tables present the fair value and gross unrealized losses of the Company's long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost basis, by length of time that such securities have been in an unrealized loss position at December 31, 2025 and 2024.
December 31, 2025:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$1,095	$(106)	$119,269	$(14,236)	$120,364	$(14,342)
Non-Agency RMBS and CMBS	33,264	(2,056)	19,314	(3,693)	52,578	(5,749)
CLOs	18,099	(1,054)	605	(597)	18,704	(1,651)
Other securities(1)	13,169	(4,162)	2,889	(901)	16,058	(5,063)
Total	$65,627	$(7,378)	$142,077	$(19,427)	$207,704	$(26,805)
(1)Other securities includes ABS, U.S. Treasury securities, and corporate debt and equity securities.
December 31, 2024:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$70,028	$(1,429)	$153,009	$(22,640)	$223,037	$(24,069)
Non-Agency RMBS and CMBS	4,600	(210)	3,266	(593)	7,866	(803)
CLOs	17,505	(633)	5	—	17,510	(633)
Other securities(1)	209,184	(7,452)	5,716	(5,591)	214,900	(13,043)
Total	$301,317	$(9,724)	$161,996	$(28,824)	$463,313	$(38,548)
(1)Other securities includes ABS, U.S. Treasury securities, and corporate debt and equity securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of December 31, 2025 and 2024, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $42.3 million and $29.7 million, respectively, related to adverse changes in estimated future cash flows on its securities.
The Company has determined for certain securities that a portion of such securities' cost basis is not collectible. For the years ended December 31, 2025, 2024, and 2023, the Company recognized realized losses on these securities of $(11.1) million, $(19.8) million, and $(31.7) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, corporate, and reverse mortgage loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of December 31, 2025 and 2024:

(In thousands)	December 31, 2025		December 31, 2024
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$3,739,813	$3,643,094	$3,689,355	$3,539,534
Commercial mortgage loans	648,592	640,712	370,658	350,515
Consumer loans	190	159	556	477
Corporate loans	25,767	25,366	11,767	11,767
Reverse mortgage loans	11,586,369	12,331,316	9,585,110	10,097,279
Total	$16,000,731	$16,640,647	$13,657,446	$13,999,572
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

The following table provides details, by loan type, for residential and commercial mortgage and consumer loans that are 90 days or more past due as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$276,604	$256,244	$239,156	$224,993
Commercial mortgage loans	64,770	64,050	56,476	37,558
Consumer loans	15	7	18	13
Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of December 31, 2025 and 2024.
December 31, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$3,739,813	$47,839	$3,787,652	$16,476	$(161,034)	$3,643,094	7.18%	5.68%	4.50
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.547 billion of non-QM and residential transition (or "RTL") loans that have been securitized and are held in consolidated securitization trusts. Such loans had $(136.1) million of gross unrealized losses. See Residential Mortgage Loan Securitizations in Note 13 for additional information.
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

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of December 31, 2025 and 2024:

Property Location	December 31, 2025	December 31, 2024
North America:
United States:
California	25.5%	28.8%
Florida	17.1%	19.6%
Texas	9.1%	7.9%
New Jersey	3.9%	2.6%
Arizona	3.4%	3.1%
Utah	3.2%	2.7%
Pennsylvania	2.8%	2.6%
Georgia	2.6%	2.6%
Washington	2.5%	2.4%
New York	2.4%	1.9%
North Carolina	2.2%	2.1%
Illinois	2.1%	2.1%
Colorado	1.8%	1.9%
Oregon	1.8%	1.4%
South Carolina	1.7%	—%
Massachusetts	1.6%	1.5%
Nevada	1.6%	1.5%
Tennessee	1.6%	1.4%
Connecticut	1.1%	1.1%
Ohio	1.1%	1.1%
Virginia	1.0%	1.0%
Maryland	0.8%	1.2%
Other	8.1%	8.3%
	99.0%	98.8%
Europe:
United Kingdom	1.0%	1.2%
	100.0%	100.0%
The following table presents information on the Company's non-performing and re-performing residential mortgage loans, as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$23,062	$22,148	$24,640	$22,845
Non-performing	266,485	246,586	229,140	215,736
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis.
As of December 31, 2025 and 2024, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $133.3 million and $121.5 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of December 31, 2025 and 2024:
December 31, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$648,592	$(7,646)	$640,946	$146	$(380)	$640,712	9.30%	9.15%	1.18
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $64.1 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of December 31, 2025 and 2024:

Property Location by U.S. State	December 31, 2025	December 31, 2024
Florida	24.3%	20.4%
New York	19.9%	14.4%
Texas	11.5%	4.3%
New Jersey	8.0%	4.3%
South Carolina	6.1%	—%
Virginia	4.4%	2.8%
Illinois	3.8%	12.5%
Georgia	2.8%	5.4%
Louisiana	2.7%	3.8%
Pennsylvania	2.2%	3.3%
Michigan	1.9%	3.4%
Colorado	1.8%	3.2%
Connecticut	1.8%	10.9%
North Carolina	1.8%	—%
Washington	1.5%	—%
Mississippi	1.3%	—%
Maryland	1.0%	—%
Tennessee	1.0%	—%
Ohio	—%	4.2%
Alabama	—%	3.2%
Arizona	—%	1.8%
Other	2.2%	2.1%
	100.0%	100.0%

As of December 31, 2025, the Company had seven non-performing commercial mortgage loans with an unpaid principal balance and fair value of $64.8 million and $64.1 million, respectively. As of December 31, 2024, the Company had four non-performing commercial mortgage loans with an unpaid principal balance and fair value of $56.5 million and $37.6 million, respectively.
As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of December 31, 2025 and 2024, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $0.4 million and $11.8 million, respectively, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
As of December 31, 2024, the Company had one commercial mortgage loan in the process of foreclosure; such loan had an unpaid principal balance and fair value of $15.5 million and $11.3 million, respectively. As of December 31, 2025, the Company did not have any commercial mortgage loans in the process of foreclosure.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of December 31, 2025 and 2024:
December 31, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Life (Years)(1)	Delinquency (Days)
Consumer loans, held-for-investment	$190	$148	$338	$36	$(215)	$159	0.89	14
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of December 31, 2025 and 2024.

Days Past Due	December 31, 2025	December 31, 2024
Current	78.1%	79.6%
30-59 Days	9.5%	14.7%
60-89 Days	4.2%	2.5%
90-119 Days	8.2%	3.2%
	100.0%	100.0%
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of December 31, 2025 and 2024, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.2 million and $0.3 million, respectively, on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the years ended December 31, 2025, 2024, and 2023, the Company recognized realized losses on these loans of $23 thousand, $(0.2) million, and $(0.8) million, respectively.

Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of December 31, 2025 and 2024:
December 31, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$25,767	$(912)	$24,855	$511	$—	$25,366	11.31%	2.32
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2024:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$11,767	$(386)	$11,381	$386	$—	$11,767	9.80%	3.66
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
Reverse Mortgage Loans
The tables below detail certain information regarding the Company's reverse mortgage loans as of December 31, 2025 and 2024.
December 31, 2025:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans
HECM loans collateralizing HMBS	$9,912,675	$10,516,552	5.88%	4.76
Unsecuritized HECM loans(1)	168,351	174,046	6.15%	5.57
Proprietary reverse mortgage loans
Securitized proprietary reverse mortgage loans	1,280,242	1,400,703	9.63%	9.79
Unsecuritized proprietary reverse mortgage loans	225,101	240,015	9.17%	17.04
Total reverse mortgage loans, held-for-investment	11,586,369	12,331,316	6.36%	5.58
(1)Includes unpoolable HECM loans with an unpaid principal balance of $59.1 million.
December 31, 2024:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans
HECM loans collateralizing HMBS	$8,795,790	$9,242,569	6.51%	4.95
Unsecuritized HECM loans(1)	136,329	140,709	6.64%	6.64
Proprietary reverse mortgage loans
Securitized proprietary reverse mortgage loans	556,158	606,752	10.13%	10.19
Unsecuritized proprietary reverse mortgage loans	11,083	14,601	10.87%	17.15
Total reverse mortgage loans, held-for-investment	9,499,360	10,004,631	6.72%	5.31
Reverse mortgage loans, held-for-sale
Unsecuritized proprietary reverse mortgage loans	85,750	92,648	9.92%	17.15
Total reverse mortgage loans	$9,585,110	$10,097,279	6.75%	5.42
(1)Includes unpoolable HECM loans with an unpaid principal balance of $29.0 million.

During the years ended December 31, 2025 and 2024, the Company transferred proprietary reverse mortgage loans held-for-sale with an unpaid principal balance of $940.3 million and $567.3 million, respectively, to held-for-investment.
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
The following table provides details on the Company's unpoolable HECM loans as of December 31, 2025 and 2024:

(In thousands)	December 31, 2025		December 31, 2024
Unpoolable HECM Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
ABOs	$29,757	$28,468	$8,487	$7,773
NABOs	23,169	19,011	15,479	11,140
Other HECM loans(1)	6,142	6,149	4,986	4,988
Total unpoolable HECM loans	$59,068	$53,628	$28,952	$23,901
(1)Includes HECM tail loans where the borrower is not in compliance with the terms of the underlying loan.
As of December 31, 2025, the Company had $520.1 million in unpaid principal balance of inactive reverse mortgage loans, of which $469.2 million related to HECM loans and the remainder related to proprietary reverse mortgage loans. As of December 31, 2024, the Company had $388.2 million in unpaid principal balance of inactive reverse mortgage loans, of which $373.8 million related to HECM loans and the remainder related to proprietary reverse mortgage loans.

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's reverse mortgage loans as a percentage of total outstanding unpaid principal balance, as of December 31, 2025 and 2024.

Property Location by U.S. State	December 31, 2025	December 31, 2024
California	29.9%	29.4%
Florida	8.9%	8.8%
Colorado	6.6%	7.1%
Arizona	6.2%	6.4%
Washington	5.2%	5.4%
Texas	4.9%	5.1%
Utah	4.9%	5.1%
Oregon	2.8%	3.0%
New York	2.7%	2.3%
Idaho	2.5%	2.7%
North Carolina	2.2%	2.2%
Massachusetts	2.2%	2.1%
Nevada	2.1%	2.1%
Georgia	1.7%	1.7%
Tennessee	1.6%	1.4%
South Carolina	1.4%	1.4%
Virginia	1.4%	1.4%
New Jersey	1.4%	1.2%
Ohio	1.3%	1.4%
Pennsylvania	1.0%	1.0%
Other	9.1%	8.8%
	100.0%	100.0%
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
As of December 31, 2025, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.7 billion, and the fair value of such Reverse MSRs was $28.9 million. As of December 31, 2024, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.7 billion, and the fair value of such Reverse MSRs was $29.8 million.
The fair value of the Company's MSRs is driven by the net cash flows associated with servicing activities, which include contractually specified servicing fees, late fees, and other ancillary servicing revenue. For the years ended December 31, 2025, 2024, and 2023, the Company recognized a gain (loss) related to its Reverse MSRs of $(0.9) million, $0.2 million, $21.2 million, respectively, which is included in Other, net, on the Consolidated Statement of Operations.
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
Under certain circumstances, the Company can direct the Forward MSR Master Servicer to finance all or some of the Underlying Forward MSRs, alongside other similar MSRs that the Forward MSR Master Servicer oversees on behalf of third parties unrelated to the Company. Proceeds from such financing are distributed to the Company and must be repaid by the Company upon repayment of corresponding financing by the Forward MSR Master Servicer. As of both December 31, 2025 and 2024, the fair value of the Forward MSR-related investments takes into account the MSR Master Servicer's $93.5 million of outstanding borrowings for the benefit of the Company, which were secured by the Underlying Forward MSRs.
The Company has elected the FVO for its investments under the Forward MSR Agreements which are reflected in Forward MSR-related investments, at fair value, on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Other, net.
As of December 31, 2025 and 2024, the fair value of the Company's investments in Forward MSR-related investments was $77.9 million and $77.8 million, respectively. The following table presents activity related to Company’s investments in Forward MSR-related investments for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Forward MSR-related investments, at fair value, beginning balance	$77,848	$163,336	$177,421
Distributions	(23,177)	(105,844)	(13,500)
Accretion of interest income	10,638	14,541	703
Change in unrealized gain (loss)	12,543	5,815	(1,288)
Forward MSR-related investments, at fair value, ending balance	$77,852	$77,848	$163,336

8. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of December 31, 2025 and 2024, the Company's investments in unconsolidated entities had an aggregate fair value of $312.4 million and $220.1 million, respectively, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of December 31, 2025 and 2024, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $240.2 million and $184.4 million, respectively.
For the years ended December 31, 2025, 2024, and 2023, the Company recognized Earnings (losses) from investments in unconsolidated entities of $56.7 million, $32.4 million, and $(0.9) million, respectively. Gains (losses) recognized from the Company's investments in unconsolidated entities are included in Earnings (losses) from investments in unconsolidated entities, on its Consolidated Statement of Operations.
The following table provides details about the Company's investments in unconsolidated entities as of December 31, 2025 and 2024:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity(1)	Form of Investment	December 31, 2025	December 31, 2024
Loan Originators:
LendSure Mortgage Corp.(2)	Common shares	63.1%	62.8%
Other(1)	Various	10.0%–50.0%	10.0%–50.0%
Co-investments with Ellington affiliates:
Elizon DB 2015-1 LLC(3)(4)	Membership Interest	30.0%	34.5%
Elizon NM CRE 2020-1 LLC(3)(5)	Membership Interest	16.8%	20.7%
Elizon CH CRE 2021-1 LLC(3)(6)	Membership Interest	33.0%	38.4%
Equity investments in securitization-related vehicles, including risk retention vehicles(7)	Membership Interest	24.6%–86.1%	24.6%–84.5%
Other:
Other(3)	Various	12.5%–79.0%	4.4%–79.0%
(1)See Note 16 for additional details on the Company's related party transactions.
(2)As of December 31, 2025 and 2024, includes both voting and non-voting equity interests held by the Company. See Note 16 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(4)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 65.1% and 60.6% as of December 31, 2025 and 2024, respectively.
(5)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 78.1% and 70.2% as of December 31, 2025 and 2024, respectively.
(6)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 68.6% and 58.1% as of December 31, 2025 and 2024, respectively.
(7)Includes interests in various risk retention vehicles, as discussed in Note 13. The Company evaluated its interest in each entity in accordance with ASC 810, and has determined that the Company does not control these entities. As a result, the Company has not consolidated these entities. See Note 13 for additional details on the Company's securitization transactions.

The Company's investment in LendSure Mortgage Corp., or "LendSure," was considered significant pursuant to Regulation S-X for the years ended December 31, 2025 and 2024. As a result, the audited financial statements of LendSure for the year ended December 31, 2025 have been provided in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2025. For the years ended December 31, 2025, 2024, and 2023, the Company recognized $33.0 million, $25.3 million, and $(2.8) million, respectively, of net gains (losses) from its investment in LendSure, which primarily include dividend income and net unrealized gains (losses). As of December 31, 2025 and 2024, the fair value of the Company's investment in LendSure was $52.6 million and $33.6 million, respectively, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
The following table(1) provides a summary of the combined financial position of the unconsolidated entities, excluding LendSure, as of December 31, 2025 and 2024, in which the Company has an investment:

	December 31, 2025	December 31, 2024
	(In thousands)
Assets
Investments in securities, loans, and REO(2)	$7,391,853	$2,559,856
Other assets	182,568	103,057
Total assets	$7,574,421	$2,662,913
Liabilities
Borrowings	$6,951,291	$2,125,753
Other liabilities	85,579	209,680
Total liabilities	7,036,870	2,335,433
Equity	537,551	327,480
Total liabilities and equity	$7,574,421	$2,662,913
(1)LendSure's financial information has been excluded as it is considered significant pursuant to Regulation S-X for certain of the periods shown.
(2)Includes investments carried as the lower of cost or fair value as well as investments where the unconsolidated entity has elected the FVO.
The following table(1) provides a summary of the combined results of operations of the unconsolidated entities, excluding LendSure, for the years ended December 31, 2025, 2024, and 2023, in which the Company has an investment:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net Interest Income
Interest income	$409,456	$239,024	$139,340
Interest expense	(304,703)	(119,736)	(76,129)
Total net interest income	104,753	119,288	63,211
Other Income (Loss)
Realized and unrealized gains (losses) on securities, loans, and REO, net	(33,726)	(45,622)	(39,215)
Other, net	123,551	39,037	29,099
Total other income (loss)	89,825	(6,585)	(10,116)
Total expenses	151,283	112,842	53,230
Net Income (Loss)	$43,295	$(139)	$(135)
(1)LendSure's financial information has been excluded as it is considered significant pursuant to Regulation S-X for certain of the periods shown.

9. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the years ended December 31, 2025, 2024, and 2023:

	Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Number of Properties	Carrying Value	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)		(In thousands)
Beginning Balance (December 31, 2024, 2023, and 2022, respectively)	117	$46,661	81	$22,085	97	$28,403
Transfers from mortgage loans	229	99,399	165	70,950	104	35,223
Capital expenditures and other adjustments to cost		755		454		800
Adjustments to record at the lower of cost or fair value		(4,011)		(1,759)		(2,875)
Dispositions	(169)	(67,256)	(129)	(45,069)	(120)	(39,466)
Ending Balance (December 31, 2025, 2024, and 2023, respectively)	177	$75,548	117	$46,661	81	$22,085
During the year ended December 31, 2025, the Company sold 169 REO properties, realizing a net gain (loss) of approximately $(7.7) million. During the year ended December 31, 2024, the Company sold 129 REO properties, realizing a net gain (loss) of approximately $(5.5) million. During the year ended December 31, 2023, the Company sold 120 REO properties, realizing a net gain (loss) of approximately $(5.2) million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Consolidated Statement of Operations. As of both December 31, 2025 and 2024, the Company's REO had primarily been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $41.7 million and $19.0 million were measured at fair value on a non-recurring basis as of December 31, 2025 and 2024, respectively.

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
The following table details the fair value of the Company's holdings of financial derivatives as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$87	$—
TBA securities sale contracts	170	2,381
Fixed payer interest rate swaps	76,670	160,875
Fixed receiver interest rate swaps	52,228	14,575
Credit default swaps on asset-backed indices	2,206	1,825
Credit default swaps on corporate bonds	—	83
Credit default swaps on corporate bond indices	4,621	—
Options	5,607	3,427
Futures	1,095	900
Forwards	14	320
Total return swaps	24	—
Warrants	1	9
Total financial derivatives–assets, at fair value	142,723	184,395
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(54)	(2,417)
TBA securities sale contracts	(544)	—
Fixed payer interest rate swaps	(13,411)	(2,900)
Fixed receiver interest rate swaps	(13,386)	(32,139)
Credit default swaps on asset-backed securities	(2)	(3)
Credit default swaps on corporate bonds	(155)	(225)
Credit default swaps on corporate bond indices	(25,407)	(33,207)
Futures	(45)	(130)
Forwards	(69)	(3)
Total financial derivatives–liabilities, at fair value	(53,073)	(71,024)
Total	$89,650	$113,371

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of December 31, 2025 and 2024:
December 31, 2025:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$288,763	$(207)	3.78%	3.87%	0.70
2027	4,582,588	(920)	3.48	3.87	1.66
2028	483,753	3,341	3.22	3.87	2.56
2029	248,214	2,879	3.09	3.87	3.65
2030	779,845	4,879	3.34	3.87	4.69
2031	157,766	17,798	1.51	3.87	5.45
2032	173,815	8,916	2.80	3.87	6.57
2033	240,259	8,205	3.20	3.87	7.23
2034	235,312	6,594	3.35	3.87	8.72
2035	664,582	1,524	3.75	3.87	9.59
2036	1,102	273	1.19	3.87	10.13
2037	45,000	4,753	2.81	3.87	11.66
2038	32,500	(258)	4.01	3.87	12.67
2039	11,322	173	3.85	3.87	13.69
2040	125,645	658	3.98	3.87	14.51
2045	12,500	115	4.07	3.87	19.30
2050	500	248	0.98	3.64	24.82
2053	2,780	388	3.32	3.87	27.99
2054	3,874	223	3.81	3.87	28.99
2055	133,654	3,677	3.99	3.87	29.69
Total	$8,223,774	$63,259	3.42%	3.87%	4.03

December 31, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$549,561	$3,947	3.78%	4.49%	0.67
2026	626,768	2,688	4.02	4.47	1.72
2027	332,013	10,541	3.13	4.48	2.50
2028	526,877	16,461	3.26	4.47	3.52
2029	966,432	24,394	3.52	4.48	4.77
2030	247,580	9,050	3.44	4.21	5.57
2031	169,293	25,912	1.69	4.49	6.44
2032	181,867	16,640	2.80	4.49	7.56
2033	240,259	18,222	3.20	4.49	8.23
2034	391,137	21,655	3.43	4.48	9.74
2035	500	146	0.78	4.33	10.81
2036	1,102	325	1.19	4.49	11.13
2037	45,000	6,085	2.81	4.49	12.66
2038	32,500	460	4.01	4.46	13.67
2039	14,252	556	3.79	4.47	14.81
2040	500	188	0.90	4.33	15.81
2050	500	241	0.98	4.33	25.82
2053	2,780	300	3.32	4.49	28.99
2054	5,474	164	3.77	4.49	29.94
Total	$4,334,395	$157,975	3.43%	4.47%	4.59

The following tables provide information about the Company's fixed receiver interest rate swaps as of December 31, 2025 and 2024:
December 31, 2025:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$409,789	$2,109	3.87%	4.75%	0.18
2027	2,198,911	1,264	3.87	3.44	1.77
2028	667,324	8,294	3.87	3.82	2.74
2029	477,084	15,486	3.87	4.37	3.29
2030	775,880	8,178	3.87	3.72	4.56
2031	5,485	(117)	3.87	3.14	5.72
2032	80,390	(1,051)	3.87	3.38	6.73
2033	172,564	6,043	3.87	4.15	7.86
2034	163,483	1,485	3.87	3.84	8.54
2035	865,242	3,483	3.87	3.83	9.43
2038	29,938	(1,251)	3.87	3.54	12.98
2039	5,637	(139)	3.87	3.76	13.19
2040	105,198	(1,551)	3.87	3.90	14.66
2050	500	(258)	3.87	0.90	24.82
2053	9,111	(1,263)	3.87	3.33	27.99
2054	7,004	(606)	3.87	3.65	28.87
2055	82,955	(1,264)	3.87	4.06	29.89
Total	$6,056,495	$38,842	3.87%	3.78%	4.51
December 31, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$137,818	$(235)	4.49%	4.89%	0.21
2026	658,463	1,040	4.47	4.54	1.38
2027	59,110	(794)	4.49	3.84	2.42
2028	391,266	2,499	4.49	4.27	3.71
2029	1,188,667	(8,483)	4.48	3.97	4.57
2030	148,025	223	4.39	4.14	5.70
2031	47,985	(1,628)	4.49	3.68	6.16
2033	193,949	48	4.49	4.08	8.87
2034	193,363	(5,174)	4.47	3.81	9.57
2035	500	(150)	4.49	0.74	10.81
2038	34,792	(2,148)	4.49	3.54	13.98
2039	8,539	(460)	4.47	3.71	14.39
2040	500	(194)	4.49	0.84	15.81
2050	500	(251)	4.49	0.90	25.82
2053	13,154	(1,409)	4.49	3.33	28.99
2054	7,704	(448)	4.46	3.62	29.85
Total	$3,084,335	$(17,564)	4.48%	4.16%	4.51

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$190	$9	11.99	$209	$11	12.99
Credit default swaps on corporate bonds	—	—	—	2,000	83	0.97
Credit default swaps on corporate bond indices	165,010	4,621	3.69	—	—	—
Short:
Credit default swaps on asset-backed indices	(26,693)	2,197	33.05	(31,427)	1,814	34.60
Liability:
Short:
Credit default swaps on asset-backed securities	(46)	(2)	9.74	(46)	(3)	10.74
Credit default swaps on corporate bonds	(13,000)	(155)	1.47	(13,000)	(225)	2.47
Credit default swaps on corporate bond indices	(1,034,704)	(25,407)	4.76	(900,305)	(33,207)	4.97
	$(909,243)	$(18,737)	5.74	$(942,569)	$(31,527)	5.91
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.
Futures
The following table provides information about the Company's long and short positions in futures as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Short Contracts:
U.S. Treasury futures	$(207,400)	$1,095	2.64	$(107,000)	$900	2.82
Liabilities:
Long Contracts:
U.S. Treasury futures	1,900	(35)	2.63	1,900	(130)	2.63
Short Contracts:
U.S. Treasury futures	(49,800)	(10)	3.00	—	—	—
Total, net	$(255,300)	$1,050	2.71	$(105,100)	$770	2.81
Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	109	$1	n/a	102	$9	n/a

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
As of December 31, 2025 and 2024, the Company had outstanding TBA purchase and sale contracts as follows:

	December 31, 2025				December 31, 2024
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$25,044	$23,572	$23,659	$87	$—	$—	$—	$—
Liabilities	64,444	61,685	61,631	(54)	151,156	140,826	138,409	(2,417)
	89,488	85,257	85,290	33	151,156	140,826	138,409	(2,417)
Sale contracts:
Assets	(122,997)	(117,545)	(117,375)	170	(164,256)	(156,001)	(153,620)	2,381
Liabilities	(205,377)	(206,488)	(207,032)	(544)	—	—	—	—
	(328,374)	(324,033)	(324,407)	(374)	(164,256)	(156,001)	(153,620)	2,381
Total TBA securities, net	$(238,886)	$(238,776)	$(239,117)	$(341)	$(13,100)	$(15,175)	$(15,211)	$(36)
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
Options
The following tables provide information about the Company's options contracts as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
Type	Notional Amount	Fair Value	Months to Expiration	Notional Amount	Fair Value	Months to Expiration
	(In thousands)			(In thousands)
Put options on listed indices	$8,575	$5,607	7.2	$3,882	$3,427	10.3

Gains and losses on the Company's derivative contracts for the years ended December 31, 2025, 2024, and 2023 are summarized in the tables below:

		Year Ended December 31, 2025
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$36,955	$(6,015)	$30,940	$(779)	$(45,320)	$(46,099)
Credit default swaps on asset-backed indices	Credit		(236)	(236)		308	308
Credit default swaps on corporate bond indices	Credit		(20,229)	(20,229)		1,753	1,753
Credit default swaps on corporate bonds	Credit		(7)	(7)		(52)	(52)
Credit default swaps on asset-backed securities	Credit		1	1		—	—
TBAs	Interest Rate		(5,606)	(5,606)		(305)	(305)
Futures	Interest Rate		(5,315)	(5,315)		280	280
Forwards	Currency		(1,488)	(1,488)		(372)	(372)
Total return swaps	Credit		14	14		24	24
Warrants	Credit		—	—		(8)	(8)
Options	Credit		(3,754)	(3,754)		(6,064)	(6,064)
Total		$36,955	$(42,635)	$(5,680)	$(779)	$(49,756)	$(50,535)

		Year Ended December 31, 2024
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$50,136	$(59,166)	$(9,030)	$(8,493)	$53,930	$45,437
Credit default swaps on asset-backed securities	Credit		(3)	(3)		(11)	(11)
Credit default swaps on asset-backed indices	Credit		(2,141)	(2,141)		(151)	(151)
Credit default swaps on corporate bond indices	Credit		(11,859)	(11,859)		1,084	1,084
Credit default swaps on corporate bonds	Credit		(30)	(30)		58	58
Total return swaps	Equity Market/Credit		33	33		(6)	(6)
TBAs	Interest Rate		7,417	7,417		3,602	3,602
Futures	Interest Rate		(1,657)	(1,657)		8,514	8,514
Forwards	Currency		991	991		375	375
Warrants	Credit		86	86		(770)	(770)
Options	Credit		—	—		(1,193)	(1,193)
Total		$50,136	$(66,329)	$(16,193)	$(8,493)	$65,432	$56,939

		Year Ended December 31, 2023
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives(1)	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(2)
(In thousands)
Interest rate swaps	Interest Rate	$24,713	$(1,037)	$23,676	$22,806	$(19,601)	$3,205
Credit default swaps on asset-backed securities	Credit		(665)	(665)		596	596
Credit default swaps on asset-backed indices	Credit		(1,332)	(1,332)		1,873	1,873
Credit default swaps on corporate bond indices	Credit		(4,891)	(4,891)		(1,092)	(1,092)
Credit default swaps on corporate bonds	Credit		(55)	(55)		(29)	(29)
Total return swaps	Equity Market/Credit		55	55		6	6
TBAs	Interest Rate		18,195	18,195		(9,616)	(9,616)
Futures	Interest Rate		5,847	5,847		(10,421)	(10,421)
Forwards	Currency		(468)	(468)		(136)	(136)
Warrants	Credit		(312)	(312)		566	566
Total		$24,713	$15,337	$40,050	$22,806	$(37,854)	$(15,048)
(1)Includes foreign currency translation on financial derivatives in the amount of $(4) thousand, which is included on the Consolidated Statement of Operations in Other, net.
(2)Includes foreign currency translation on financial derivatives in the amount of $12 thousand, which is included on the Consolidated Statement of Operations in Other, net.
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
Derivative Type	2025	2024
	(In thousands)
Interest rate swaps	$11,501,990	$6,264,082
Credit default swaps	1,164,093	816,986
TBAs	401,288	443,821
Futures	213,100	292,562
Forwards	22,082	23,575
Options	6,382	605
Total return swaps	428	705
Warrants	105	125
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of December 31, 2025 and 2024, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (CMBX and ABX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at December 31, 2025 and 2024 are summarized below:

Credit Derivatives	December 31, 2025	December 31, 2024
(In thousands)
Fair Value of Written Credit Derivatives, Net	$4,630	$94
Notional Value of Written Credit Derivatives(1)	165,200	2,209
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of December 31, 2025, the implied credit spreads on the Company's outstanding written credit derivative ranged from 50 to 316 basis points as compared to 79 basis points as of December 31, 2024. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of December 31, 2025 and 2024 was $4.6 million and $0.3 million, respectively.
11. Other Assets
The following table provides additional details of the Company's assets included in Other assets on the Consolidated Balance Sheet at December 31, 2025 and 2024.

Other Assets	December 31, 2025	December 31, 2024
	(In thousands)
Prepaid expenses, advances, and deferred offering costs	$6,804	$12,396
Leases—right of use assets(1)	3,992	5,161
Prepaid scheduled draws on reverse mortgage loans and amounts due from sub-servicer	3,620	3,375
Accounts receivable	7,449	4,985
Intangible assets	1,786	2,171
Certificates of deposit, security deposits, and escrow cash	853	1,604
Property and equipment(2)	868	1,360
Receivables and claims related to reverse mortgage loans repurchased from HMBS(3)	1,074	1,239
Other	—	513
	$26,446	$32,804
(1)See Note 24 for additional details on the Company's leases and ROU assets.
(2)Net of accumulated depreciation.
(3)Represents receivables from third-parties and claims to HUD related to loans repurchased from HMBS. See Note 13, Issuance of HMBS for discussion on the maximum claim amount related to reverse mortgage loans in HMBS.

The Company has identified and recognized various intangible assets. The following table details the Company's intangible assets as of December 31, 2025 and 2024.

	December 31, 2025				December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(In thousands)			(In months)	(In thousands)			(In months)
Intangible Asset:
Internally developed software	$1,400	$(1,400)	$—	36	$1,400	$(1,050)	$350	36
Trademarks/trade names	1,200	—	1,200	Indefinite	1,200	—	1,200	Indefinite
Customer relationships	700	(114)	586	240	700	(79)	621	240
Total identified intangible assets	$3,300	$(1,514)	$1,786		$3,300	$(1,129)	$2,171
The following table summarizes changes in the net carrying value of the Company's intangible assets for the years ended December 31, 2025, 2024, and 2023.

(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Non-Compete Agreements	Total
Net carrying value of intangible assets: Balance—December 31, 2022	$1,284	$1,200	$691	$100	$3,275
Accumulated Amortization	(467)	—	(35)	(100)	(602)
Net carrying value of intangible assets: Balance—December 31, 2023	817	1,200	656	—	2,673
Accumulated Amortization	(467)	—	(35)	—	(502)
Net carrying value of intangible assets: Balance—December 31, 2024	350	1,200	621	—	2,171
Accumulated Amortization	(350)	—	(35)	—	(385)
Net carrying value of intangible assets: Balance—December 31, 2025	$—	$1,200	$586	$—	$1,786
The following table summarizes the Company's estimated future amortization expense on its intangible assets.

December 31, 2025
(In thousands)
2026	$35
2027	35
2028	35
2029	35
2030	35
Thereafter	411
Total	$586

12. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Consolidated Balance Sheet as of December 31, 2025 and 2024. See Note 13 and Note 16 for additional information on the Company's consolidated VIEs.

(In thousands)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$603	$1,333
Restricted cash	134,685	14,958
Securities, at fair value	53,087	60,227
Loans, at fair value	5,614,700	4,460,201
Forward MSR-related investments, at fair value	30,691	30,395
Investments in unconsolidated entities, at fair value	101,112	102,152
Real estate owned	54,571	34,575
Investment related receivables	46,519	24,974
Other assets	3,071	365
Total Assets	$6,039,039	$4,729,180
Liabilities
Repurchase agreements	$1,819,906	$1,779,853
Other secured borrowings	29,220	34,771
Other secured borrowings, at fair value	2,945,578	1,934,309
Interest payable	6,386	4,078
Accrued expenses and other liabilities	2,427	648
Total Liabilities	4,803,517	3,753,659
Total Stockholders' Equity	1,214,765	967,496
Non-controlling interests	20,757	8,025
Total Equity	1,235,522	975,521
Total Liabilities and Equity	$6,039,039	$4,729,180
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
Pursuant to each Ellington-sponsored CLO Securitization, a newly formed securitization trust (each a "CLO Issuer") issued various classes of notes, which were in turn sold to unrelated third parties and the applicable CLO Co-Participants. The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of December 31, 2025 and 2024, the fair value of the Company's investment in the notes issued by the CLO Issuers was $2.0 million and $2.5 million, respectively. See Note 16 for further details on the Company's participation in CLO transactions.

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
Consolidated non-QM Securitizations
For non-QM securitizations in which the Company owned 100% of the interests in both the applicable Sponsor and Depositor ("Consolidated Residential Mortgage Loan Securitizations"), the Company is deemed to be the primary beneficiary of the Issuing Entities, which are VIEs, and has consolidated the Issuing Entities ("Consolidated Issuing Entities") given the Company's retained interests in each of the securitizations, together with the Optional Redemption rights held by the wholly-owned Depositor and the Company's ability to direct the third-party servicer regarding certain loss mitigation activities. Interest income from these loans and the expenses related to the servicing of these loans are included in Interest income and Investment and transaction related expenses—Servicing expense, respectively, on the Consolidated Statement of Operations.
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
The following table details the assets and liabilities of the Consolidated Issuing Entities included in the Company's Consolidated Balance Sheet as of December 31, 2025 and 2024:

(In thousands)	December 31, 2025	December 31, 2024
Assets:
Loans, at fair value	$1,354,189	$1,449,266
Investment related receivables	4,886	4,252
Liabilities:
Other secured borrowings, at fair value	1,236,077	1,318,198
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

The following table provides details on outstanding non-consolidated residential mortgage loan securitizations in which the Company has participated:

Issuing Entity	Closing Date	Principal Balance of Loans Sold By the Company	Principal Balance of Loans Sold By the Securitization Co-Participants	Total Face Amount of Certificates Issued
		(In thousands)
EFMT 2022-4	12/22	$309,998	$55,264	$365,262
EFMT 2023-1	2/23	176,218	154,149	330,367
EFMT 2024-INV1	4/24	194,497	105,955	300,452
EFMT 2024-INV2	10/24	238,247	49,770	288,017
EFMT 2024-NQM1	11/24	189,072	101,406	290,478
EFMT 2024-CES1	12/24	102,642	96,712	199,354
EFMT 2025-NQM1	1/25	193,569	76,063	269,632
EFMT 2025-CES1	2/25	185,273	83,629	268,902
EFMT 2025-INV1	2/25	148,189	111,518	259,707
EFMT 2025-CES2	3/25	166,527	123,589	290,116
EFMT 2025-INV2	4/25	196,961	148,827	345,788
EFMT 2025-CES3	6/25	169,882	111,147	281,029
EFMT 2025-NQM2	6/25	182,020	100,752	282,772
EFMT 2025-CES4	7/25	70,449	211,461	281,910
EFMT 2025-INV3	7/25	173,650	96,707	270,357
EFMT 2025-NQM3	7/25	278,569	90,494	369,063
EFMT 2025-NQM4	9/25	264,288	120,299	384,587
EFMT 2025-INV4	10/25	229,045	118,831	347,876
EFMT 2025-NQM5	11/25	280,179	199,233	479,412
EFMT 2025-INV5	12/25	297,169	153,493	450,662
EFMT 2025-NQM6	12/25	364,953	136,188	501,141
In order to comply with the Risk Retention Rules, the Participated Risk Retention Vehicle purchased either the requisite amount of the most subordinated classes of Certificates or a percentage of each of the classes of Certificates issued by the respective Issuing Entities; except for EFMT 2024-CES1 which was exempt from the Risk Retention Rules as all contributed loans were "qualified" mortgage loans. The aggregate fair value of the Company's ownership interests in the Residential Loan JV, and respective series of both the Participated Risk Retention Vehicle and Sponsor, was $69.1 million and $14.5 million as of December 31, 2025 and 2024, respectively. Such interests are included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The Company and the Securitization Co-Participants also directly purchased certain of the Certificates issued by the non-consolidated Issuing Entities; the Company subsequently sold various of these Certificates. As of December 31, 2025 and 2024, the fair value of the Company's investment in such Certificates was $183.1 million and $28.9 million, respectively, and is included on the Consolidated Balance Sheet in Securities, at fair value.
The Company has evaluated its interests in the Residential Loan JV, the Participated Risk Retention Vehicle, and the respective Sponsors, which are each VIEs. Because the Company does not control the assets of such entities nor does it have the power to direct the activities that most significantly impact such entities' economic performance, the Company determined that the Company is not the primary beneficiary of these VIEs, and therefore the Company has not consolidated these VIEs.

Residential Mortgage Loan Securitizations—Residential Transition Loans ("RTLs")
The Company, through a wholly owned subsidiary (the "RTL Sponsor"), sponsored a securitization of RTLs. The RTL Sponsor transferred a pool of RTLs with an unpaid principal balance of $119.2 million (the "Initial RTL Collateral Pool") to a wholly owned entity (the "RTL Depositor"), and on the closing date such loans were deposited into a newly created securitization trust (the "RTL Issuing Entity"). Pursuant to the securitization, the RTL Issuing Entity issued $300.0 million, in aggregate, of various classes of mortgage-backed notes (the "RTL Notes") which are backed by the cash flows from the underlying RTLs. In order to comply with the Risk Retention Rules, the Company purchased and intends to hold the most subordinated class of RTL Notes. The remaining classes of RTL Notes were purchased by unrelated parties.
The securitization is subject to a reinvestment period through November 2027 (the "RTL Reinvestment Period"), absent an event of default, whereby, under various loan sale agreements, the RTL Sponsor may sell additional RTLs (the "Subsequent RTL Collateral Pool" and together with the Initial RTL Collateral Pool, the "RTL Collateral Pool") to the RTL Depositor which will then be contributed to the RTL Issuing Entity. Certain of the RTLs in the RTL Collateral Pool have commitments to advance additional funds to the underlying borrowers. As of December 31, 2025, unfunded commitments related to the RTL Collateral Pool were $55.8 million.
Notwithstanding that the RTL Notes carry final scheduled distribution dates in November 2040, the RTL Issuer may redeem all of the outstanding RTL Notes (an "Optional Redemption") following the earlier of (a) the termination of the RTL Reinvestment Period or (b) the date on which the aggregate unpaid principal balance of the applicable Collateral Pool has declined below 25% of the Initial RTL Collateral Pool. The purchase price required to redeem the RTL Notes is equal to the sum of the unpaid principal balance of each class of RTL Notes as of the redemption date and any accrued and unpaid interest thereon.
In the event that certain breaches of representations or warranties are discovered with respect to any underlying loans, the Company could be required to repurchase or replace such loans. The Company also acts as the collateral manager of the RTL Collateral Pool whereby it performs various servicing oversight and management functions.
In light of the Company's retained interests in the RTL Issuing Entity, together with the Optional Redemption rights and the Company's ability to direct the third-party servicer regarding certain loss mitigation activities, the Company is deemed to be the primary beneficiary of the RTL Issuing Entity, which is a VIE, and has consolidated the RTL Issuing Entity. Interest income from the RTL Collateral Pool and the expenses related to the servicing of the RTL Collateral Pool are included in Interest income and Investment and transaction related expenses—Servicing expense, respectively, on the Consolidated Statement of Operations.
The RTL Issuing Entity meets the definition of a CFE as defined in Note 2, and as a result the assets of the RTL Issuing Entity have been valued using the fair value of the liabilities of the RTL Issuing Entity, as such liabilities have been assessed to be more observable than such assets.
The debt of the RTL Issuing Entity is included in Other secured borrowings, at fair value, on the Consolidated Balance Sheet and is shown net of the RTL Notes held by the Company.
The following table details the assets and liabilities of the RTL Issuing Entity included in the Company's Consolidated Balance Sheet as of December 31, 2025:

(In thousands)	December 31, 2025
Assets:
Restricted cash	$107,660
Loans, at fair value	192,975
Investment related receivables	3,127
Liabilities:
Other secured borrowings, at fair value	285,294
Investment related payables	644
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
The following table details the assets and liabilities of the European RMBS Issuer included in the Company's Consolidated Balance Sheet as of December 31, 2025 and 2024:

(In thousands)	December 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$586	$1,105
Restricted cash	1,012	—
Loans, at fair value	27,536	39,168
Investment related receivables	2,170	1,373
Liabilities:
Other secured borrowings, at fair value	27,600	39,638
Investment related payables	3,639	1,948
Residential Mortgage Loan Securitizations—Co-Sponsor
The Company entered into agreements whereby it co-sponsored various securitizations of residential mortgage loans (the "Co-Sponsored Securitizations") with an unrelated third-party (the "Co-Sponsor") and certain affiliates of Ellington (the "Co-Sponsor Affiliated Participants"). With the exception of the Co-Sponsored Securitization completed in January 2025, the Company, through a wholly owned subsidiary, purchased residential mortgage loans from the Co-Sponsor that were then transferred to a third party depositor. With respect to the Co-Sponsored Securitization completed in January 2025, an Affiliated Co-Sponsor purchased residential mortgage loans from the Co-Sponsor that were then transferred to a third party depositor. In each Co-Sponsored Securitization the residential mortgage loans were then transferred from the third party depositor to a newly formed entity (each a "Co-Sponsored Issuer"). The transfers to the Co-Sponsored Issuers were accounted for as sales in accordance with ASC 860-10. Pursuant to each of the Co-Sponsored Securitizations, each Co-Sponsored Issuer issued various classes of mortgage-backed notes (the "Co-Sponsored Notes") which are backed by the cash flows from the underlying loans.
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
In order to comply with the Risk Retention Rules, the Company retained a fixed percentage of each of the classes of Co-Sponsored Notes issued by each Co-Sponsored Issuer. Additionally, the Company and certain of the Co-Sponsor Affiliated Participants purchased certain of the Co-Sponsored Notes that are not subject to the Risk Retention Rules. As of December 31, 2025 and 2024, the fair value of the Company's investment in such Co-Sponsored Notes was $161.2 million and $48.2 million, respectively, and is included in Securities, at fair value on the Consolidated Balance Sheet.

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
The RM Sponsor also serves as the servicing administrator of each Reverse Mortgage Securitization, for which it is entitled to receive a monthly fee equal to one-twelfth of the product of (a) 0.03% and (b) the unpaid principal balance of the underlying reverse mortgage loans as of the first day of the related due period. The RM Sponsor in its role as servicing administrator provides direction and consent for certain loss mitigation activities to the third-party servicer of the underlying reverse mortgage loans. In certain circumstances, the servicing administrator will be required to reimburse the servicer for principal and interest advances and servicing advances made by the servicer.
Notwithstanding that the RM Notes carry final stated final maturity dates in May 2055 or later, each RM Issuing Entity may, at its sole option, purchase all of the outstanding RM Notes of such RM Issuing Entity (a "RM Optional Redemption") following the date on which the aggregate outstanding balance of the RM Notes has declined below 30% of the aggregate initial note amount of the RM Notes. The purchase price required to be paid in connection with such a RM Optional Redemption is equal to the sum of the remaining balance of the RM Notes as of the redemption date, any accrued and unpaid interest thereon, and any applicable expenses including the repayment of servicing advances. These RM Optional Redemption rights are exercisable by each applicable RM Issuing Entity, each of which the Company has been deemed to have effective control over through its role as RM Sponsor and servicing administrator.
The Company is deemed to be the primary beneficiary of each of the RM Issuing Entities, which are VIEs, and has consolidated such entities given the Company's retained interests in each of the Reverse Mortgage Securitizations, together with the Optional Redemption rights held by the RM Depositor and the Company's ability to direct the third-party servicer regarding certain loss mitigation activities. Interest income from these loans and the expenses related to the servicing of these loans are included in Interest income and Investment and transaction related expenses—Servicing expense, respectively, on the Consolidated Statement of Operations.
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

The following table provide additional details for the Company's outstanding consolidated Reverse Mortgage Securitizations:

RM Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor	Total Face Amount of RM Notes Issued(1)
		(In thousands)
EFMT 2024-RM1	3/24	$171,412	$208,100
EFMT 2024-RM2	7/24	188,117	232,150
EFMT 2024-RM3	12/24	198,071	243,200
EFMT 2025-RM1	5/25	198,359	242,700
EFMT 2025-RM2	8/25	115,627	138,350
EFMT 2025-RM3	10/25	215,136	254,230
EFMT 2025-RM4	12/25	214,562	251,580
(1)The RM Sponsor purchased various classes of RM Notes issued by each RM Issuing Entity in order to comply with the Risk Retention Rules.
The following table details the assets and liabilities of the RM Issuing Entities included in the Company's Consolidated Balance Sheet as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Assets:	(In thousands)
Restricted cash	$26,013	$14,958
Loans, at fair value	1,397,835	604,771
Investment related receivables	19,893	—
Liabilities:
Other secured borrowings, at fair value	1,396,607	576,474
Issuance of HMBS
Longbridge is approved as a Title II, non-supervised direct endorsement mortgagee with HUD. Longbridge is also an approved issuer of HMBS whereby it pools HECM loans and issues HMBS securities which are sold to third-parties with only the servicing rights retained. As discussed in Note 5, HMBS are structured whereby the HMBS issuer is required to repurchase loans whenever the outstanding principal balance of such loan reaches 98% of the MCA. In accordance with ASC 860-10, the transfer of the loans to the HMBS securitization vehicle does not qualify as a sale as the Company has not surrendered control over transferred financial assets. As a result, the transfer of the loans is accounted for as secured borrowings for which the Company has elected the FVO. Such secured borrowings are included in HMBS-related obligations, at fair value, on the Consolidated Balance Sheet. The majority of the related collateral is included as a component of Loans, at fair value, on the Consolidated Balance Sheet. The Company recognizes interest expense on such HMBS-related obligations based on the stated coupon rate of the respective HMBS. Interest expense and changes in fair value are recorded in net change related to HMBS obligations, at fair value on the Consolidated Statement of Operations. During the years ended December 31, 2025, 2024, and 2023, the Company pooled HECM loans with an unpaid principal balance of $1.44 billion, $1.35 billion, and $1.39 billion, respectively, into HMBS. As of December 31, 2025, the Company was servicing 1,028 pools of HMBS with an unpaid principal balance of $9.9 billion. As of December 31, 2024, the Company was servicing 894 pools of HMBS with an unpaid principal balance of $8.8 billion.
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
During the years ended December 31, 2025, 2024, and 2023, the Company repurchased HECM loans from HMBS pools, largely consisting of loans that had reached 98% of the MCA, with an unpaid principal balance of $159.8 million, $339.6 million, and $756.6 million, respectively. Of these repurchases, during the years ended December 31, 2024 and 2023

$281.5 million and $736.8 million, respectively, were subsequently transferred to a third party in accordance with the HECM CT Agreement.
14. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, Other secured borrowings, at fair value, and HMBS-related obligations, at fair value. As of December 31, 2025 and 2024, the Company's total secured borrowings were $16.3 billion and $13.9 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 21 and 24 counterparties as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 636 days and interest rates on the Company's open repurchase agreements ranged from 2.79% to 7.05%. As of December 31, 2024, remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 563 days and interest rates on the Company's open repurchase agreements ranged from 3.65% to 7.96%.

The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS, credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, commercial mortgage loans, and REO), reverse mortgage loans, and U.S. Treasury securities by remaining maturity as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$193,105	4.00%	4	$224,049	4.76%	13
31-60 Days	317	4.43%	40	5,006	4.78%	41
61-90 Days	6,606	4.26%	86	7,051	4.97%	85
151-180 Days	1,663	4.41%	161	2,029	5.19%	161
Total Agency RMBS	201,691	4.01%	8	238,135	4.77%	17
Credit Assets:
30 Days or Less	40,822	5.56%	17	400,698	6.68%	8
31-60 Days	396,480	5.20%	46	157,630	6.18%	40
61-90 Days	198,525	4.47%	75	120,108	5.55%	77
91-120 Days	361,230	5.22%	115	130,829	6.39%	115
121-150 Days	—	—%	—	70,078	7.19%	147
151-180 Days	11,480	4.62%	161	33,694	6.06%	166
181-364 Days	164,965	5.69%	293	972,732	6.44%	275
> 364 Days	1,125,943	5.66%	505	202,379	6.41%	545
Total Credit Assets	2,299,445	5.40%	302	2,088,148	6.43%	205
Reverse Mortgage Loans:
31-60 Days	9,850	5.00%	55	14,833	5.59%	52
61-90 Days	5,754	5.16%	68	2,889	5.88%	66
181-364 Days	52,935	6.37%	284	12,720	7.36%	263
> 364 Days	52,459	5.97%	505	—	—%	—
Total Reverse Mortgage Loans	120,998	6.03%	356	30,442	6.35%	142
U.S. Treasury Securities:
30 Days or Less	33,310	3.99%	2	227,315	4.71%	2
Total U.S. Treasury Securities	33,310	3.99%	2	227,315	4.71%	2
Total	$2,655,444	5.18%	268	$2,584,040	6.12%	169
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of both December 31, 2025 and 2024, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $3.3 billion. In addition, as of December 31, 2025 and 2024, the Company posted (received) net cash collateral of $6.9 million and $5.3 million, respectively, to its counterparties. In addition, as of December 31, 2024, additional securities with a fair value of $0.5 million were posted by the Company as a result of margin calls from various counterparties.

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table provides details by counterparty for such counterparties for which the amounts at risk relating to the Company's repurchase agreements was greater than 10% of total equity as of December 31, 2024. There was no counterparty for which the amount at risk was greater than 10% of total equity as of December 31, 2025.
December 31, 2024:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Nomura Holdings Inc.	$185,717	230	11.7%
Other Secured Borrowings
The Company has entered into an agreement to finance a portfolio of ABS backed by consumer loans through a recourse secured revolving borrowing facility, which terminates in March 2026, whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. The facility accrues interest on a floating rate basis. As of December 31, 2025 and 2024, the Company had outstanding borrowings under this facility in the amount of $29.2 million and $34.8 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet. As of December 31, 2025, the fair value of ABS backed by consumer loans collateralizing this borrowing was $52.7 million and the effective interest rate on this facility was 7.19%. As of December 31, 2024, the fair value of ABS backed by consumer loans collateralizing this borrowing was $59.2 million and the effective interest rate on this facility was 8.47%. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both December 31, 2025 and 2024, the Company was in compliance with all of its covenants.
The Company has completed various securitization transactions, as discussed in Note 13—Consolidated Non-QM securitizations, whereby it financed portfolios of non-QM loans. As of December 31, 2025 and 2024, the fair value of the Company's outstanding liabilities associated with the Company's Consolidated Residential Mortgage Loan Securitizations was $1.24 billion and $1.32 billion, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the certificates held by third parties was 3.10% and 3.06% as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the fair value of non-QM loans held in the Consolidated Residential Mortgage Loan Securitization trusts was $1.35 billion and $1.45 billion, respectively.
The Company has completed a securitization transaction, as discussed in Note 13—Residential Mortgage Loan Securitizations—Residential Transition Loans, whereby it financed a portfolio of RTLs. As of December 31, 2025, the fair value of the Company's outstanding liabilities associated with the Company's consolidated RTL securitization was $285.3 million, representing the fair value of the securitization notes held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the notes held by third parties was 5.65% as of December 31, 2025. As of December 31, 2025, the Consolidated Residential Mortgage Loan Securitization trust held RTLs with a fair value of $193.0 million, restricted cash of $107.7 million, and $3.1 million of investment related receivables.
The Company has completed securitization transactions, as discussed in Note 13—Proprietary Reverse Mortgage Loan Securitizations, whereby it financed portfolios of proprietary reverse mortgage loans. As of December 31, 2025 and 2024, the fair value of the Company's outstanding liabilities associated with the Company's Reverse Mortgage Securitizations was $1.40 billion and $576.5 million, respectively, representing the fair value of the RM Notes held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the RM Notes held by third parties was 4.84% and 4.81% as of December 31, 2025 and 2024, respectively. Collateral held in the RM Issuing Entities as of December 31, 2025 includes the fair value of reverse mortgage loans of $1.40 billion, $26.0 million of cash held in securitization reserve funds, and $19.9 million of investment related receivables. Collateral held in the RM Issuing Entities as of December 31, 2024 includes the fair value of reverse mortgage loans of $604.8 million and $15.0 million of cash held in securitization reserve funds.
As discussed in Note 13—Residential Mortgage Loan Securitizations—European Residential Mortgage Loans, the Company has determined that it is the primary beneficiary of the European RMBS Issuer, resulting in consolidation. As of December 31, 2025 and 2024, the fair value of the outstanding liabilities of the European RMBS Issuer was $27.6 million and $39.6 million, respectively, representing the fair value of the European Debt Tranches held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the European Debt Tranches held by third parties was 7.42% and 7.94% as of December 31, 2025 and 2024, respectively. Collateral held in the European RMBS Issuer as of December 31, 2025, includes the fair value of residential mortgage loans of $27.5 million and $1.6 million of cash, including cash held in reserve funds. Collateral held in the European RMBS Issuer as of December 31, 2024, includes the fair value of residential mortgage loans of $39.2 million and $1.1 million of cash.
The Company has various warehouse lines of credit which it uses to finance its portfolio of reverse mortgage loans prior to them being sold or pooled into HMBS. There are a number of covenants, including several financial covenants, associated with these lines of credit; as of December 31, 2025 and 2024, the Company was in compliance with all of these covenants. As of December 31, 2025 and 2024, the Company had outstanding borrowings under these financing lines of $77.9 million and $170.4 million, respectively, which is included on the Company's Consolidated Balance Sheet in Other secured borrowings. The following table provides details for each of the warehouse lines of credit.

		December 31, 2025			December 31, 2024
	Maturity	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate	Outstanding Borrowings	Fair Value of Underlying Collateral	Effective Interest Rate
		(In thousands)			(In thousands)
Facility A	August 2025	$—	$—	—%	$57,646	$68,209	7.09%
Facility B	April 2026	77,894	85,288	6.70%	112,748	124,705	7.07%
		$77,894	$85,288	6.70%	$170,394	$192,914	7.08%
The Company entered into an agreement to finance a portfolio of HECM tail draws prior to being sold or pooled into HMBS. This facility matures in May 2026, and accrues interest on a floating-rate basis. As of December 31, 2025 and 2024, the Company's outstanding borrowings under this facility was $20.7 million and $19.0 million, respectively, which are included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 7.25% and 8.00% as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the fair value of HECM tail draws collateralizing this borrowing was $35.2 million and $30.1 million, respectively, which are included in Loans, at fair value on the Consolidated Balance Sheet. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both December 31, 2025 and 2024, the Company was in compliance with all of its covenants.
The Company is a party to various agreements which provide a facility for the financing of certain HECM Buyout Loans. This facility has a borrowing period that terminates on May 31, 2026 and accrues interest on a floating-rate basis. As of December 31, 2025 and 2024, the Company's outstanding borrowings under this facility were $40.5 million and $14.3 million, respectively, which are included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 6.39% and 6.85% as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the fair value of HECM Buyout Loans collateralizing this borrowing was $43.5 million and $14.4 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of December 31, 2025 and 2024, the Company was in compliance with all of its covenants.
In January 2025, the Company entered into various agreements to finance certain reverse mortgage loans. This facility matures in January 2026 and accrues interest on a floating-rate basis. Under the terms of this facility, in addition to borrowings collateralized by reverse mortgage loans, the Company may also borrow up to an additional $20.0 million in the form of working capital advances. However, in the event of default, the lender can utilize any excess value of any reverse mortgage loans held as collateral to pay down any working capital advances outstanding. As of December 31, 2025, the Company's outstanding borrowings under this facility was $128.1 million; such borrowings are included on the Company's Consolidated Balance Sheet in Other secured borrowings. As of December 31, 2025, the fair value of reverse mortgage loans collateralizing these borrowings was $134.8 million and the effective interest rate was 5.89%.
HMBS-related Obligations
As discussed in Note 13—Issuance of HMBS, the Company issues pools of HMBS which are accounted for as secured borrowings. As of December 31, 2025 and 2024, the Company had HMBS-related obligations, at fair value of $10.4 billion and $9.2 billion, respectively. As of December 31, 2025 and 2024, such HMBS-related obligations are secured by $10.5 billion and $9.2 billion, respectively, of HECM loans, REO, and HMBS-related claims or other receivables. The weighted average interest rate on the Company's HMBS-related obligations was 5.52% and 5.90% as of December 31, 2025 and 2024, respectively.
Unsecured Borrowings
Senior Notes
The Company has $210.0 million of outstanding principal amount of unsecured long-term debt maturing on April 1, 2027, which is structured as a joint and several co-issuance by certain of the Company's consolidated subsidiaries and fully guaranteed by the Company (the "5.875% Senior Notes"). The 5.875% Senior Notes bear interest at a rate of 5.875%, subject to adjustment based on changes, if any, in the ratings of the 5.875% Senior Notes. Interest on the 5.875% Senior Notes is payable semi-annually in arrears. Prior to April 1, 2026, the Company may redeem the 5.875% Senior Notes, at its option, in whole or in part, at a premium as detailed in the indenture dated March 31, 2022. On or after April 1, 2026, the Company may redeem all or a part of the 5.875% Senior Notes at a redemption price of 100%, plus accrued and unpaid interest.
The Company also has $400.0 million of outstanding principal amount of unsecured long-term debt maturing on September 30, 2030, which is structured as a joint and several co-issuance by certain of the Company's consolidated subsidiaries and fully guaranteed by the Company (the "7.375% Senior Notes"). The 7.375% Senior Notes bear interest at a rate of 7.375%, which is payable semi-annually in arrears. Prior to September 30, 2027, the Company may redeem the 7.375% Senior Notes in such amounts and at such premiums as detailed in the indenture dated October 6, 2025. On or after September 30, 2027, the Company may redeem all or a part of the 7.375% Senior Notes at a redemption price as set forth in the following table:

Redemption Date	Redemption Price
September 30, 2027–September 29, 2028	103.688%
September 30, 2028–September 29, 2029	101.844%
Thereafter	100.000%
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
The Company also assumed $37.8 million of Arlington's 6.00% Senior Notes, which bear interest at a rate of 6.00% and are due August 1, 2026 (the "6.00% Senior Notes"). Interest on the 6.00% Senior Notes is payable quarterly in arrears. The Company may redeem the 6.00% Senior Notes, at its option, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount of the 6.00% Senior Notes being redeemed plus accrued and unpaid interest to the date of redemption. The 6.00% Senior Notes are obligations of a consolidated subsidiary of the Company and are fully guaranteed by the Company.
The Company has elected the FVO for the 5.875% Senior Notes, 7.375% Senior Notes, 6.75% Senior Notes, and 6.00% Senior Notes (collectively the "Senior Notes"), which are included in Unsecured borrowings, at fair value on the Consolidated Balance Sheet. Change in unrealized gains and losses on the Company's Senior Notes are included in Unrealized gains (losses) on Unsecured borrowings, at fair value, on the Consolidated Statement of Operations.
There are a number of covenants, including several financial covenants, associated with the Senior Notes; as of both December 31, 2025 and 2024, the Company was in compliance with all of its covenants for its outstanding Senior Notes. The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.
Subordinated Notes
The Company also assumed $15.0 million of Arlington's unregistered junior subordinated unsecured debt securities (the "Trust Preferred Debt"). The Trust Preferred Debt includes $10.0 million, which bears interest at a rate of three-month term SOFR plus 3.26%, payable quarterly in arrears, and which matures on October 7, 2033; and $5.0 million, which bears interest at a rate of three-month term SOFR plus 2.51%, payable quarterly in arrears, and which matures on July 7, 2035. The Trust Preferred Debt may be redeemed in whole or in part at any time and from time to time at the Company’s option, at a redemption price equal to the principal amount plus accrued and unpaid interest. The Company has elected the FVO for the Trust Preferred Debt, which is included in Unsecured borrowings, at fair value on the Consolidated Balance Sheet, and change in unrealized gains and losses on the Company's Trust Preferred Debt are included in Unrealized gains (losses) on Unsecured borrowings, at fair value, on the Consolidated Statement of Operations. The Trust Preferred Debt is an obligation of a consolidated subsidiary of the Company and is fully guaranteed by the Company.

Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of December 31, 2025:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	HMBS-related Obligations(3)	Unsecured Borrowings(1)	Total
(In thousands)
Next Twelve Months	$1,797,939	$649,423	$1,384,861	$37,750	$3,869,973
Year 2	857,505	327,579	1,033,358	210,000	2,428,442
Year 3	—	375,340	956,750	—	1,332,090
Year 4	—	229,547	1,150,410	—	1,379,957
Year 5	—	175,718	1,597,597	400,000	2,173,315
Total	$2,655,444	$1,757,607	$6,122,976	$647,750	$11,183,777
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $794.2 million, $285.0 million, $352.6 million, and $29.4 million of expected principal repayments related to the Company's consolidated non-QM, RTL, reverse mortgage loan, and European Mortgage Loan securitizations, respectively, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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
The following table details the tax characteristics of the Company's dividends declared on its shares of common and preferred stock for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
Tax Characteristic	2025	2024	2023
Ordinary income	67.5%	84.1%	71.3%
Return of capital	32.5%	14.8%	28.2%
Capital gains	—%	1.1%	0.5%
	100.0%	100.0%	100.0%
Certain foreign and domestic subsidiaries of the Company have elected to be treated as TRSs and therefore are taxed as corporations for U.S. federal, state, and local income tax purposes. To the extent that those entities incur, or are expected to incur, U.S. federal, state, or local income taxes, or foreign income taxes, such tax expense is recognized by the Company.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"). Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes for each domestic TRS. For the years ended December 31, 2025, 2024, and 2023, the Company recorded income tax expense (benefit) of $3.8 million, $0.6 million, and $0.5 million, respectively. The Company evaluates its deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income. Based upon the available evidence at December 31, 2025, the Company determined that it was more likely than not that the deferred tax assets of its TRS would not be utilized in future periods; a valuation allowance of $62.6 million was recorded to fully reserve against these deferred tax assets.

The following table summarizes the Company's (benefit) provision for income tax for the years ended December 31, 2025, 2024, and 2023.

	As of December 31,
(In thousands)	2025	2024	2023
Current provision for income tax
Federal	$2,344	$(167)	$—
State	1,448	779	457
Total current provision for income tax, net	3,792	612	457
Deferred (benefit) provision for income tax (1)
Federal	—	—	—
State	—	—	—
Total deferred (benefit) provision for income tax, net	—	—	—
Total (benefit) provision for income tax	$3,792	$612	$457
The following table details the components of the Company's net deferred tax asset (liability) at December 31, 2025 and 2024.

	As of December 31,
(In thousands)	2025	2024
Deferred tax asset
Net operating loss available for carry-back and carry-forward(1)	$90,073	$92,543
Net capital loss carry-forward	12,017	10,511
Basis difference for investments	(39,484)	(31,730)
Valuation allowance	(62,606)	(71,324)
Net deferred tax asset (liability), net of valuation allowance	$—	$—
(1)Includes state net operating losses available for carry-back and carry-forward as of December 31, 2025 and 2024 of $28.7 million and $29.5 million, respectively. These deferred tax assets were fully offset by a valuation allowance.
The net operating loss and net capital loss carry-forward balances as of December 31, 2025 and 2024, shown in the table above, are related to pretax U.S. federal and state net operating losses of $321.1 million and $329.9 million, respectively, for December 31, 2025 and 2024, and pretax U.S. federal and state net capital loss carry-forwards of $42.8 million and $37.5 million, respectively, for December 31, 2025 and 2024. The majority of these net operating and capital loss carry-forwards were assumed as a result of the Arlington merger. If not utilized, certain U.S. federal and state net operating loss and net capital loss carry-forwards will expire between 2026 and 2030, whereas others have an unlimited carryforward period.
The following table summarizes the Company's net income tax paid (refunded) for the year ended December 31, 2025:

Year Ended December 31, 2025
(In thousands)
Federal income tax paid (refunded)	$1,350
State income tax paid (refunded):
Pennsylvania	(310)
All other states	123
Total state income tax paid (refunded)	(187)
Total income tax income tax paid (refunded)	$1,163

The following table details the reconciliation between the Company's U.S. federal and state statutory income tax amount and rate and the effective tax amount and rate, respectively, for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
	2025		2024	2023
	(In thousands)
Federal statutory amount and rate	$31,915	21.00%	21.00%	21.00%
State statutory amount and rate, net of federal benefit(1)	(744)	(0.49)%	0.53%	0.54%
Income attributable to non-controlling interests	(543)	(0.36)%	(0.16)%	(0.76)%
REIT earnings not subject to corporate taxes	(17,748)	(11.68)%	(18.30)%	(29.58)%
Change in valuation allowance	(6,526)	(4.29)%	(8.54)%	9.34%
Prior period adjustment	(2,562)	(1.68)%	5.88%	—%
Income tax expense (benefit) and Effective tax rate	$3,792	2.50%	0.41%	0.54%
(1)For the year ended December 31, 2025, state income tax incurred in Connecticut and Virginia made up the majority (greater than 50 percent) of the tax effect net of change in valuation allowance.
Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2025, 2024, or 2023. Tax authorities in the relevant jurisdictions may select the Company's tax returns for audit and propose adjustments before the expiration of the statute of limitations. Tax returns filed for the Company's open tax years or any ongoing audits remain open to adjustment in the major tax jurisdictions.
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
For the year ended December 31, 2025, the total base management fee incurred was $25.4 million, consisting of $26.1 million of total gross base management fee incurred, less $0.7 million of management fee rebates. For the year ended December 31, 2024, the total base management fee incurred was $23.5 million, consisting of $23.8 million of total gross base management fee incurred, less $0.3 million of management fee rebates. For the year ended December 31, 2023, the total base management fee incurred was $20.4 million, consisting of $20.9 million of total gross base management fee incurred, less $0.5 million of management fee rebates. See "—Participation in CLO Transactions" and "—Investment in Affiliate" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of December 31, 2025 and 2024, there was no Loss Carryforward.
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
The Company incurred an incentive fee of $4.5 million for the year ended December 31, 2025. The Company did not incur an incentive fee for the years ended December 31, 2024 or 2023, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
Termination Fees
The Management Agreement requires the Company to pay a termination fee to the Manager in the event of (1) the Company's termination or non-renewal of the Management Agreement without cause or (2) the Company's termination of the Management Agreement based on unsatisfactory performance by the Manager that is materially detrimental to the Company or (3) the Manager's termination of the Management Agreement upon a default by the Company in the performance of any material term of the Management Agreement. Such termination fee will be equal to the amount of three times the sum of (i) the average annual base management fees paid or payable with respect to the two 12-month periods ending on the last day of the latest fiscal quarter completed on or prior to the date of the notice of termination or non-renewal and (ii) the average annual incentive fees paid or payable with respect to the two 12-month periods ending on the last day of the latest fiscal quarter completed on or prior to the date of the notice of termination or non-renewal.
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
For the years ended December 31, 2025, 2024, and 2023, the Company reimbursed the Manager $32.6 million, $30.0 million, and $21.9 million, respectively, for previously incurred operating expenses. As of December 31, 2025 and 2024, the outstanding payable to the Manager for operating expenses was $2.4 million and $2.4 million, respectively, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
Transactions Involving Investments in Unconsolidated Entities—Certain Loan Originators
As of December 31, 2025 and 2024, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator (the "Related-Party MLPA") in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both December 31, 2025 and 2024, there were no advances outstanding. The Company has also entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 24, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements and certain loan purchase commitments under the Related-Party MLPA. As of December 31, 2025 and 2024, the fair value of the Company's investment in this mortgage loan originator was $52.6 million and $33.6 million, respectively.
The Company is a party to an agreement with another mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria (the "Related Party Loan Purchase Agreement"). As of both December 31, 2025 and 2024, the fair value of the Company's investment in such mortgage loan originator was $1.5 million.
The Company has entered into various agreements with a residential mortgage loan originator (the "RTL Originator") in which it holds a non-controlling equity investment. Under the terms of such agreements, the Company has the option to purchase additional non-controlling equity interests at certain valuation thresholds. The Company also entered into a Commitment Letter Agreement (the "RTL Commitment Agreement") whereby it committed to purchase eligible loans originated by the RTL Originator; see Note 24, Commitments and Contingencies, for further information on the Company's commitment under the RTL Commitment Agreement. The RTL Originator has been determined to be a VIE. The Company has evaluated the RTL Originator and determined that the Company is not the primary beneficiary of the RTL Originator. As of both December 31, 2025 and 2024, the fair value of the Company's non-controlling equity investment in the RTL Originator was $0.6 million, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
The Company has entered into various agreements with another residential mortgage loan originator (the "Residential Originator") which included acquiring a minority stake in such originator. Under the terms of such agreements, the Company provided financing, in the form of a secured promissory note (the "Residential Originator Note"), under which the Residential Originator can borrow up to $14.0 million. The Residential Originator Note is subject to an interest rate of 10% per annum through May 2025 and then 15% per annum until maturity on December 1, 2029. As of December 31, 2025 and 2024, the outstanding balance and fair value of the Residential Originator Note was $14.0 million and $8.5 million, respectively, which is included in Loans, at fair value on the Consolidated Balance Sheet. The Company also entered into a Forward Commitment Letter Agreement (the "Residential Commitment Agreement") whereby it committed to purchase eligible loans originated by the Residential Originator; see Note 24, Commitments and Contingencies, for further information on the Company's commitment under the Residential Commitment Agreement and the Residential Originator Note. The Residential Originator has been determined to be a VIE. The Company has evaluated the Residential Originator and determined that the Company is not the primary beneficiary of the Residential Originator. As of December 31, 2025 and 2024, the fair value of the Company's non-controlling equity investment in the Residential Originator was $2.3 million and $2.5 million, respectively.
The Company holds an investment in common and preferred stock of a consumer loan originator (the "Consumer Loan Originator"). An employee of Ellington, who serves as an officer of the Company, also serves on the board of the Consumer Loan Originator, as the Company's representative. In January 2025, the Company entered into a Loan and Security Agreement whereby the Company extended a revolving line of credit to the Consumer Loan Originator of up to $1.0 million (the "Consumer LOC") which matures in January 2028. The outstanding borrowing under the Consumer LOC is subject to a floating interest rate equal to one-month SOFR plus 4.00% per annum. As of December 31, 2025, outstanding advances under the Consumer LOC were $0.2 million. The Company, through a wholly-owned trust subsidiary, and the Consumer Loan Originator, entered into an amended consumer loan purchase and sale flow agreement (the "Amended PSFA") whereby the Company purchases consumer loans that satisfy certain specified criteria. The Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses, including financing expenses. As discussed in Note 14, the Company has entered into a secured revolving borrowing facility to finance certain of its consumer loans. As of December 31, 2025 and 2024, the total fair value of the Company's beneficial interests was $53.1 million and $60.2 million, respectively, which is included in Securities, at fair value on the Consolidated Balance Sheet.
The following table provides details of financing that the Company has provided, in the form of secured promissory notes, to certain other loan origination-related entities in which the Company also holds equity investments.

Effective Date of Promissory Note	Maturity Date of Promissory Note		Interest Rate as of		Outstanding Borrowings as of		Fair Value(1) as of
		Maximum Borrowing	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
		(In thousands)			(In thousands)
May 2021(2)	December 31, 2025	$6,000	12.0%	12.0%	$—	$1,000	$—	$1,000
February 2022(3)	December 31, 2026	750	7.0%	7.0%	575	625	575	625
June 9, 2025	June 9, 2028	1,750	9.0%	n/a	1,750	—	1,750	—
(1)Classified as a Corporate loan and is included in Loans, at fair value on the Consolidated Balance Sheet.
(2)Convertible into non-voting equity interests, at the option of the borrower, at any time prior to maturity.
(3)Promissory note was amended in December 2025 extending the maturity date.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchased certain of its consumer loans through an affiliate (the "Purchasing Entity") under various purchase agreements. The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trust was $0.2 million and $0.4 million as of December 31, 2025 and 2024, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $2.1 billion as of both December 31, 2025 and 2024.
The Company is a co-investor in certain commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of December 31, 2025 and 2024, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $101.1 million and $102.2 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Consolidated Balance Sheet.
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
Equity Investment in Unconsolidated Entity
The Company is a co-investor, together with other affiliates of Ellington, in Jepson Holdings Limited ("Jepson"), the parent of an entity (the "Jepson Risk Retention Vehicle") that has sponsored various European mortgage loan securitizations. The Jepson Risk Retention Vehicle is expected to hold certain of the notes it issues for each securitization it completes in order to comply with European risk retention rules. As of both December 31, 2025 and 2024, the Company's equity investment in Jepson Holdings Limited had a fair value of $0.3 million. See Note 8 for additional details on this equity investment.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of December 31, 2025 and 2024, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $872.6 million and $734.0 million, respectively. The Company's segregated silo of this debt as of December 31, 2025 and 2024, was $383.2 million and $202.6 million, respectively, and is included under the caption Repurchase agreements on the Company's Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both December 31, 2025 and 2024, no party to any of the repurchase agreements was in default.
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
Participation in CLO Transactions
As discussed in Note 13, the Company participated in the Ellington-sponsored CLO Securitizations. The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the years ended December 31, 2025, 2024, and 2023, the amount of such management fee rebates was $0.2 million, $0.3 million, and $0.5 million, respectively.
During the years ended December 31, 2025, 2024, and 2023, the Company purchased $6.9 million, $1.2 million, and $1.4 million, respectively, of various underperforming corporate debt securities from certain of the Ellington-sponsored CLO Securitizations. Such purchases are effected at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitizations.
Investment in Affiliate
The Company has an investment in the common shares of Ellington Real Estate Income Trust, Inc. (the "Affiliated REIT"), which is an affiliate of the Company managed by an affiliate of Ellington (the "Affiliate REIT Manager"). The Company, Ellington, and various unrelated third parties (collectively, the "Affiliated REIT Founding Investors") entered into various agreements committing to invest in the common stock of the Affiliated REIT. The Company has contributed $25.0 million and has no remaining commitment to fund any additional capital calls of the Affiliated REIT. As of December 31, 2025 and 2024, the fair value of the Company's investment in the Affiliated REIT was $26.5 million and $19.1 million, respectively. In accordance with the management agreement between the Affiliated REIT and the Affiliate REIT Manager (the

"REIT Management Agreement"), investors pay a quarterly base management fee and, if certain performance hurdles are met, a performance fee. In accordance with the Management Agreement, the Manager rebates to the Company the applicable portion of the management fee and performance fee payable to the Affiliated REIT Manager; for the years ended December 31, 2025 and 2024, the amount of such management fee rebates was $0.6 million and $11 thousand.
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
17. Long-Term Incentive Plan Units
OP LTIP Units issued under the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans is presented in Compensation and benefits, on the Consolidated Statement of Operations. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the years ended December 31, 2025, 2024, and 2023 was $3.3 million, $1.1 million, and $1.3 million, respectively.
The below table details unvested OP LTIP Units as of December 31, 2025:

Grant Recipient	Number of Unvested OP LTIP Units	Grant Date	Vesting Date(1)
Directors:
	18,396	September 10, 2025	September 9, 2026
Dedicated or partially dedicated personnel:
	18,383	December 12, 2024	December 12, 2026
	178,230	March 19, 2025	March 19, 2026
	62,172	March 19, 2025	December 31, 2026
	33,506	December 17, 2025	December 16, 2026
	28,405	December 17, 2025	December 16, 2027
Total unvested OP LTIP Units at December 31, 2025	339,092
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.

The following tables summarize issuance and exercise activity of OP LTIP Units for the years ended December 31, 2025, 2024, and 2023:

	Year Ended
	December 31, 2025			December 31, 2024			December 31, 2023
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (December 31, 2024, 2023, and 2022, respectively)	365,518	481,102	846,620	365,518	383,437	748,955	365,518	404,055	769,573
Granted	—	320,709	320,709	—	122,078	122,078	—	70,301	70,301
Exchanged for Restricted Shares	—	—	—	—	(16,756)	(16,756)	—	—	—
Exercised	—	(7,657)	(7,657)	—	(7,657)	(7,657)	—	(90,919)	(90,919)
OP LTIP Units Outstanding (December 31, 2025, 2024, and 2023, respectively)	365,518	794,154	1,159,672	365,518	481,102	846,620	365,518	383,437	748,955
OP LTIP Units Unvested and Outstanding (December 31, 2025, 2024, and 2023, respectively)	—	339,092	339,092	—	122,860	122,860	—	85,009	85,009
OP LTIP Units Vested and Outstanding (December 31, 2025, 2024, and 2023, respectively)	365,518	455,062	820,580	365,518	358,242	723,760	365,518	298,428	663,946
There were an aggregate of 944,120 and 1,317,102 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of December 31, 2025 and 2024, respectively.
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
As of December 31, 2025, the Convertible Non-controlling Interests consisted of the outstanding 1,159,672 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.9% in the Operating Partnership. As of December 31, 2024, the Convertible Non-controlling Interests consisted of the outstanding 846,620 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.8% in the Operating Partnership. As of December 31, 2025 and 2024, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $16.0 million and $12.2 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of December 31, 2025 and 2024, the joint venture partners' interests in subsidiaries of the Company were $20.8 million and $8.0 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.

19. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2025 and 2024, the total amount of cumulative preferred dividends in arrears was $4.6 million and $4.7 million, respectively.
As of December 31, 2025 and December 31, 2024, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding.
As of December 31, 2025 and December 31, 2024, there were 4,820,421 shares of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.
As of December 31, 2025 and December 31, 2024, there were 4,000,000 shares of 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series C Preferred Stock") outstanding.
As of December 31, 2025 and December 31, 2024, there were 379,668 shares of 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock, $0.001 par value per share ("Series D Preferred Stock") outstanding.
The Company has commenced an "at-the-market" offering for the Series A Preferred Stock and Series B Preferred Stock (the "Preferred ATM Program"), in connection with which it has entered into equity distribution agreements with sales agents under which it is authorized to offer and sell up to $100.0 million of Series A Preferred Stock and/or Series B Preferred Stock from time to time. The Company did not issue any shares of preferred stock under the Preferred ATM Program during either of the years ended December 31, 2025 or 2024. As of December 31, 2025, the Company had remaining authorization under the Preferred ATM Program of $99.5 million.
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
Common Stock
The Company has authorized 300,000,000 shares of common stock, $0.001 par value per share as of December 31, 2025. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding. As of December 31, 2025 and 2024, there were 113,138,860 and 90,678,492 shares of common stock outstanding, respectively.
Included in shares of common stock outstanding as of December 31, 2025 and 2024, are 18,396 and 16,756, respectively, of unvested restricted shares of common stock that are subject to forfeiture restrictions. Such common shares were issued to certain of the Company's directors in accordance with the Company's 2017 Equity Incentive Plan. Costs associated with restricted common stock issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Such expenses are presented in Compensation and benefits, on the Consolidated Statement of Operations. Total expense associated with common stock issued under the Company's incentive plans for the year ended December 31, 2025 was $0.3 million.
The below table details unvested restricted common stock as of December 31, 2025:

Grant Recipient	Number of Shares of Unvested Restricted Common Stock	Grant Date	Vesting Date(1)
Directors:
	18,396	September 10, 2025	September 9, 2026
Total unvested restricted shares of common stock at December 31, 2025	18,396
(1)Date at which such common shares will vest and become non-forfeitable.
The Company has an "at-the-market" offering program for shares of its common stock (the "Common ATM Program"), in connection with which it has entered into equity distribution agreements with sales agents. Under the current equity distribution agreements the Company is authorized to offer and sell up to $500.0 million of common stock from time to time. During the year ended December 31, 2025, the Company issued 22,400,438 shares of common stock under the Common ATM Program which provided $301.8 million of net proceeds after $2.5 million of agent commissions and offering costs. During the year ended December 31, 2024, the Company issued 7,715,891 shares of common stock under the Common ATM Program which provided $99.6 million of net proceeds after $1.4 million of agent commissions and offering costs. During the year ended December 31, 2023, the Company issued 9,140,986 shares of common stock under the Common ATM Program which provided $122.1 million of net proceeds after $1.4 million of agent commissions and offering costs. As of December 31, 2025, the Company had a remaining authorization to issue $495.3 million of common shares.

The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Shares of Common Stock Outstanding—Beginning Balance	90,678,492	83,000,488	63,812,215
Share Activity:
Shares of common stock issued	22,400,438	7,715,891	20,181,690
Shares of common stock issued in connection with incentive fee payment	33,877	—	—
Restricted common stock issued under equity incentive plan	18,396	—	—
OP Units exercised	7,657	7,657	90,919
OP LTIP Units exchanged for common shares	—	16,756	—
Shares of common stock repurchased	—	(62,300)	(1,084,336)
Shares of Common Stock Outstanding—Ending Balance	113,138,860	90,678,492	83,000,488
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of December 31, 2025 and 2024, the Company's issued and outstanding shares of common stock would increase to 114,344,892 and 91,571,472 shares, respectively.
In March 2023, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to $50 million of the Company's common stock (the "2023 Repurchase Plan"), which extended the Company’s ability to repurchase common stock beyond the 1.55 million shares authorized under the previous plan. The 2023 Repurchase Plan is open-ended in duration and allow the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases under the 2023 Repurchase Plan are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the year ended December 31, 2024, the Company repurchased 62,300 shares at an average price per share of $11.00 and a total cost of $0.7 million. During the year ended December 31, 2023, the Company repurchased 1,084,336 shares at an average price per share of $11.39 and a total cost of $12.4 million. No shares were repurchased during the year ended December 31, 2025. As of December 31, 2025, the Company has authorization to repurchase an additional $45.1 million of the Company's common stock under the 2023 Repurchase Plan.
Distributions to Stockholders
The following table summarizes cash dividends accrued by the Company on its common and preferred stock during the years ended December 31, 2025, 2024, and 2023:

(In thousands, except per share amounts)	Year Ended December 31,
	2025		2024		2023
Class of Stock	Amount	Per Share	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$11,305	$2.44	$8,491	$1.91	$7,764	$1.69
Series B Preferred Stock	7,532	1.56	7,532	1.56	7,532	1.56
Series C Preferred Stock	8,625	2.16	8,625	2.16	8,481	2.12
Series D Preferred Stock	664	1.75	664	1.75	166	0.44
Series E Preferred Stock	—	—	2,385	2.49	494	0.52
Common Stock	158,316	1.56	140,924	1.60	124,839	1.80

20. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Year Ended December 31,
(In thousands except share amounts)	2025	2024	2023
Net income (loss) attributable to common stockholders	$118,743	$117,829	$60,902
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	1,315	1,140	730
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	120,058	118,969	61,632
Dividends declared:
Common stockholders	(156,594)	(139,582)	(123,381)
Convertible Non-controlling Interests	(1,722)	(1,342)	(1,458)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(158,316)	(140,924)	(124,839)
Undistributed (Distributed in excess of) earnings:
Common stockholders	(37,851)	(21,753)	(62,479)
Convertible Non-controlling Interests	(407)	(202)	(728)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$(38,258)	$(21,955)	$(63,207)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	99,437,979	86,854,729	68,252,096
Weighted average Convertible Non-controlling Interest Units outstanding	1,090,885	836,958	811,067
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	100,528,864	87,691,687	69,063,163
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$1.56	$1.60	$1.80
Undistributed (Distributed in excess of)	(0.37)	(0.24)	(0.91)
	$1.19	$1.36	$0.89
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$1.56	$1.60	$1.80
Undistributed (Distributed in excess of)	(0.37)	(0.24)	(0.91)
	$1.19	$1.36	$0.89
(1)For the years ended December 31, 2025, 2024, and 2023, excludes net income (loss) of $2.6 million, $1.1 million, and $3.1 million, respectively, attributable to non-participating interests held by joint venture partners and with respect to 2024, non-participating interests held by executives of Longbridge; see Note 18 for additional details.
21. Restricted Cash
Restricted cash represents cash that the Company can use only for specific purposes. As of December 31, 2025 and 2024, the Company had $136.3 million and $16.6 million of restricted cash including cash balances that are restricted under a warehouse line of credit agreement and cash held in securitization reserve and loan accumulation funds.
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

The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2025 and 2024.
December 31, 2025:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$142,723	$(42,709)	$—	$(37,843)	$62,171
Reverse repurchase agreements	453,037	(24,349)	(428,688)	—	—
Liabilities
Financial derivatives–liabilities	(53,073)	42,709	—	9,976	(388)
Repurchase agreements	(2,655,444)	24,349	2,624,163	6,932	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2025 was $3.3 billion. As of December 31, 2025, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $3.2 million and $5.4 million, respectively.
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

23. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of December 31, 2025 and 2024.
December 31, 2025:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$201,893	10	48.9%
Collateral on repurchase agreements held by dealers(2)	3,271,751	21	17.7%
Due from brokers	35,919	18	38.1%
Receivable for securities sold(3)	1,474	2	84.2%
(1)Each counterparty is a financial institution that the Company believes to be creditworthy as of December 31, 2025.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both December 31, 2025 and 2024, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $267.9 million and $288.4 million as of December 31, 2025 and 2024, respectively.
Loan Purchase Commitments
The Company is party to mortgage loan purchase and sale flow agreements with various loan originators ("MLPAs"). As of December 31, 2025, the Company had commitments, with a fair value of $(41) thousand, to purchase residential mortgage loans with a principal balance of $648.9 million, subject to completion of satisfactory due diligence and other terms of the respective MLPAs. This includes commitments, with a fair value of $(78) thousand, to purchase residential mortgage loans with a principal balance of $147.5 million, from loan originators in which the Company holds an equity interest. This compares to total commitments as of December 31, 2024, with a fair value of $(1.6) million, to purchase residential mortgage loans with a principal balance of $352.7 million; which includes commitments, with a fair value of $(0.9) million, to purchase residential mortgage loans with a principal balance of $136.0 million, from loan originators in which the Company holds an equity interest. The Company's loan purchase commitments are included in Other Assets or Accrued expenses and other liabilities, on the

Consolidated Balance Sheet.
Commitments and Contingencies Related to Investments in Loan Originators
In connection with certain of its investments in mortgage and consumer loan originators, the Company has outstanding commitments and contingencies as described below.
As described above in —Loan Purchase Commitments, the Company has entered into various MLPAs, including the Related-Party MLPA, as described in Note 16, under which it commits to purchase non-QM loans from a certain mortgage loan originator. As of December 31, 2025 and 2024, the Company had commitments, subject to the terms of the Related-Party MLPA, to purchase non-QM loans with a principal balance of $67.0 million and $25.6 million, respectively. As of December 31, 2025 and 2024, the fair value of such loan purchase commitments was $(63) thousand and $(0.2) million, respectively, which is included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet. The Company has also entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million as of both December 31, 2025 and 2024 and there were no such borrowings outstanding as of either date. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. As of December 31, 2025 and 2024, the estimated fair value of such guarantee was insignificant.
As described above in —Loan Purchase Commitments, the Company has entered into various MLPAs, including the Related Party Loan Purchase Agreement, as described in Note 16, under which it commits to purchase RTL and non-QM loans from a certain mortgage loan originator. As of December 31, 2025 and 2024, the Company had commitments, subject to the terms of the Related Party Loan Purchase Agreement, to purchase non-QM loans with a principal balance of $20.0 million and $52.4 million, respectively. As of December 31, 2025 and 2024, the fair value of such loan purchase commitments was $(13) thousand and $(0.4) million, respectively, which is included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.
As described in Note 16, the Company entered into various secured promissory notes with certain mortgage loan originators in which it also holds equity interests. As of December 31, 2025 and 2024, the Company had unfunded commitments related to such secured promissory notes of $25.0 million and $5.6 million, respectively.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which it has an equity investment, under a promissory note. The Company's maximum guarantees are capped at $15.5 million. No such amounts were outstanding as of December 31, 2025 or 2024.
As discussed in Note 16, under the terms of the RTL Commitment Agreement, the Company committed to purchase at least $500 million of eligible loans originated by the RTL Originator. As of December 31, 2025 and 2024, the Company has unfunded commitments under the RTL Commitment Agreement of $334.4 million and $369.0 million, respectively.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans (including a loan to an entity accumulating U.K. residential mortgages) whereby the borrowers can request additional funds under the respective agreements. As of December 31, 2025 and 2024, the Company had unfunded commitments related to such investments in the amount of $37.7 million and $2.6 million, respectively.
As detailed in Note 16, in January 2025, the Company had extended a line of credit to the Consumer Loan Originator whereby the borrower can draw funds up to $1.0 million. As of December 31, 2025, the Company had unfunded commitments related to such line of credit in the amount of $0.8 million.
Commitments to Extend Credit
The Company enters into loan commitment arrangements with borrowers and other third parties who have applied for reverse mortgage loans that have not yet closed. As of December 31, 2025 and 2024, the fair value of such commitments was $9.1 million and $6.7 million, respectively, which is reflected in Loan commitments on the Consolidated Balance Sheet.
The Company is required to fund further borrower advances for loans where the borrower has not fully drawn down all of the reverse mortgage loan proceeds available to them. As of December 31, 2025 and 2024, the Company had unfunded commitments related to such reverse mortgage loans of $2.3 billion and $2.1 billion, respectively. Additionally, the Company has the obligation to advance various other reverse mortgage loan-related amounts such as the borrowers' property taxes and, in the case of HECM reverse mortgage loans, monthly insurance premiums to FHA.

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
Lease Commitments
Longbridge, a consolidated subsidiary of the Company, leases office space and office equipment, under various operating lease arrangements, which expire on various dates through January 2035. Additionally, as a result of the Arlington Merger, the Company assumed the remaining lease for Arlington's principal office space which expired in October 2024. As discussed in Note 2, the Company makes various assumptions and estimates in recognizing the operating lease ROU assets and corresponding lease liabilities, including the expected lease term, incremental borrowing rate, and identifying lease and non-lease components. Total expense under all operating leases amounted to $1.1 million, $1.5 million, $1.2 million, for the years ended December 31, 2025, 2024, and 2023, respectively. Such expense is included in Other expenses on the Consolidated Statement of Operations.
The following table provides details of the Company's outstanding leases as of December 31, 2025 and 2024.

($ in thousands)	December 31, 2025	December 31, 2024
ROU assets	$3,992	$5,161
Lease liabilities	4,502	5,704
Weighted average remaining term (in years)	7.0	7.2
Weighted average discount rate	9.22%	8.87%
The following table details contractual future minimum lease payments as of December 31, 2025.

Minimum Payments
(In thousands)
Year ended December 31, 2025	$954
Year ended December 31, 2026	964
Year ended December 31, 2027	957
Year ended December 31, 2028	949
Year ended December 31, 2029	479
Thereafter	2,039
Total	6,342
Less: implied interest payments	(1,840)
Lease Liability	$4,502
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
The following tables present the Company's results of operations by reportable segment for the years ended December 31, 2025, 2024, and 2023, and various reconciling items to the Company's results of operations overall. Other segment expenses may include professional, administrative and custody fees, technology- and data-related expenses, marketing expenses, licensing fees, rent and miscellaneous office expenses, and non-cash equity compensation.

	Year Ended December 31, 2025
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$375,731	$111,994	$6,765	$494,490
Total other income (loss)	554	158,741	(12,808)	146,487
Significant expenses:
Interest expense	(196,480)	(84,654)	(23,399)	(304,533)
Base management fee to affiliate (net of fee rebates)	—	—	(25,404)	(25,404)
Incentive fee to affiliate	—	—	(4,533)	(4,533)
Investment and transaction related expenses—Servicing expense	(6,063)	(22,497)	—	(28,560)
Investment and transaction related expenses—Other	(16,112)	(30,135)	(5,962)	(52,209)
Compensation and benefits	(8,788)	(69,942)	(4,903)	(83,633)
Other expenses	—	(28,835)	(15,362)	(44,197)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	148,842	34,672	(85,606)	97,908
Income tax expense (benefit)	—	—	3,792	3,792
Earnings (losses) from investments in unconsolidated entities	56,653	—	—	56,653
Net Income (Loss)	205,495	34,672	(89,398)	150,769
Net income (loss) attributable to non-controlling interests	2,569	—	1,331	3,900
Dividends on preferred stock	—	—	28,126	28,126
Net Income (Loss) Attributable to Common Stockholders	$202,926	$34,672	$(118,855)	$118,743
Non-cash items:
Amortization and depreciation expense	$—	$992	$—	$992

	Year Ended December 31, 2024
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$358,308	$50,660	$7,047	$416,015
Total other income (loss)	28,621	156,549	(15,932)	169,238
Significant expenses:
Interest expense	(216,144)	(45,187)	(18,275)	(279,606)
Base management fee to affiliate (net of fee rebates)	—	—	(23,460)	(23,460)
Investment and transaction related expenses—Servicing expense	(5,348)	(18,832)	—	(24,180)
Investment and transaction related expenses—Other	(9,853)	(23,031)	—	(32,884)
Compensation and benefits	(5,523)	(58,396)	(4,812)	(68,731)
Other expenses	—	(24,418)	(15,703)	(40,121)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	150,061	37,345	(71,135)	116,271
Income tax expense (benefit)	—	—	612	612
Earnings (losses) from investments in unconsolidated entities	32,445	—	—	32,445
Net Income (Loss)	182,506	37,345	(71,747)	148,104
Net income (loss) attributable to non-controlling interests	1,010	77	1,156	2,243
Dividends on preferred stock	—	—	27,697	27,697
(Gain) loss on redemption of preferred stock	—	—	335	335
Net Income (Loss) Attributable to Common Stockholders	$181,496	$37,268	$(100,935)	$117,829
Non-cash items
Amortization and depreciation expense	$—	$1,469	$—	$1,469

	Year Ended December 31, 2023
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$344,575	$18,913	$6,684	$370,172
Total other income (loss)	12,457	118,512	38,230	169,199
Significant expenses:
Interest expense	(223,814)	(25,822)	(12,815)	(262,451)
Base management fee to affiliate (net of fee rebates)	—	—	(20,419)	(20,419)
Investment and transaction related expenses—Servicing expense	(4,843)	(15,521)	—	(20,364)
Investment and transaction related expenses—Other	(5,106)	(11,754)	—	(16,860)
Compensation and benefits	(6,238)	(50,259)	(21,937)	(78,434)
Other expenses	—	(24,374)	(27,259)	(51,633)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	117,031	9,695	(37,516)	89,210
Income tax expense (benefit)	—	—	457	457
Earnings (losses) from investments in unconsolidated entities	(855)	—	—	(855)
Net Income (Loss)	116,176	9,695	(37,973)	87,898
Net income (loss) attributable to non-controlling interests	3,125	(41)	730	3,814
Dividends on preferred stock	—	—	23,182	23,182
Net Income (Loss) Attributable to Common Stockholders	$113,051	$9,736	$(61,885)	$60,902
Non-cash items
Amortization and depreciation expense	$—	$1,095	$—	$1,095

The following tables present the Company's balance sheet by reportable segment as of December 31, 2025 and 2024 which reconciles to the Company's financial position overall.

	December 31, 2025
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$6,382,070	$12,782,482	$188,358	$19,352,910
Total Liabilities	4,228,911	12,500,150	752,694	17,481,755
Total Equity	2,153,159	282,332	(564,336)	1,871,155

	December 31, 2024
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$5,628,583	$10,493,971	$194,474	$16,317,028
Total Liabilities	4,076,568	10,270,289	379,349	14,726,206
Total Equity	1,552,015	223,682	(184,875)	1,590,822
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
Pro Forma Information
The following selected unaudited proforma information is intended to reflect the impact of the acquisition of Arlington by the Company, and has been presented as if the Arlington Merger had occurred on January 1, 2022, including associated transaction costs and various other adjustments. This unaudited pro forma information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had these acquisitions been completed as of the dates indicated.

(In thousands)	Year Ended December 31, 2023
Interest income	$421,607
Total other income (loss)(1)	150,279
Earnings (losses) from investments in unconsolidated entities	(855)
Net Income (Loss)	43,863
(1)Excludes $28.2 million bargain purchase gain related to the Arlington Merger which for the purposes of this pro forma information such bargain purchase gain were reflected for the year ended December 31, 2022.

27. Subsequent Events
Dividends Declared
On January 8, 2026, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on February 27, 2026 to stockholders of record as of January 30, 2026.
On February 9, 2026, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on March 31, 2026 to stockholders of record as of February 27, 2026.
Issuance of Common Shares
Subsequent to December 31, 2025, the Company issued 2,735,163 shares of common stock under the Common ATM Program which provided $37.4 million of net proceeds after $0.3 million of agent commissions and offering costs.
Additionally, on January 28, 2026, the Company completed a follow-on offering of 8,775,000 shares of our common stock. The issuance and sale of such shares of common stock generated net proceeds, after underwriters' discounts and commissions and offering costs, of $117.2 million.
Redemption of Series A Preferred Stock
On February 27, 2026 (the "Redemption Date"), the Company redeemed all 4,600,000 outstanding shares of Series A Preferred Stock at of price of $115.8 million, or $25.17742 per share, based on the liquidation preference of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the Redemption Date; any rights of the holders of the Series A Preferred Stock have ceased. The Series A Preferred Stock was subsequently delisted from the NYSE.
Longbridge Settlement Agreement
On January 28, 2026, Longbridge entered into a settlement agreement (the "Settlement Agreement") pursuant to which it is entitled to receive a payment of $17.0 million from one of the other parties to the Settlement Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Company's internal control over financial reporting as of December 31, 2025. Their report appears on page 124 of this Annual Report on Form 10-K.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2026 annual stockholders' meeting.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2026 annual stockholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2026 annual stockholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2026 annual stockholders' meeting.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for 2026 annual stockholders' meeting.

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
Ellington Financial Inc.
Schedule IV—Mortgage Loans on Real Estate
December 31, 2025

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Residential Mortgage Loans:								(In thousands)
United States:
Adjustable Rate Residential Mortgage Loan	$0–$249,999	40	5.63%–10.50%	11/47–12/55	n/a	n/a	n/a	$6,237	$—
Adjustable Rate Residential Mortgage Loan	$250,000–$499,999	82	5.50%–9.00%	5/48–10/55	n/a	n/a	n/a	28,457	1,283
Adjustable Rate Residential Mortgage Loan	$500,000–$749,999	63	5.50%–8.63%	7/35–12/55	n/a	n/a	n/a	36,946	1,944
Adjustable Rate Residential Mortgage Loan	$750,000–$999,999	30	5.50%–8.25%	5/49–11/55	n/a	n/a	n/a	23,429	775
Adjustable Rate Residential Mortgage Loan	$1,000,000-$1,249,999	10	5.75%–7.25%	8/52– 7/53	n/a	n/a	n/a	10,089	—
Adjustable Rate Residential Mortgage Loan	$1,250,000-$1,499,999	3	6.25%–6.63%	6/53–12/54	n/a	n/a	n/a	3,938	—
Adjustable Rate Residential Mortgage Loan	$1,500,000-$1,749,999	1	7.13%	12/54	n/a	n/a	n/a	1,565	—
Adjustable Rate Residential Mortgage Loan	$2,000,000-$2,249,999	64	7.50%–12.38%	8/33– 7/55	n/a	n/a	n/a	7,985	2,122
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$0–$249,999	149	4.50%–10.75%	8/46– 4/50	n/a	n/a	n/a	20,862	457
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$250,000–$499,999	131	4.50%–10.00%	12/46–2/60	n/a	n/a	n/a	35,774	1,672
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$500,000–$749,999	44	4.50%–10.00%	1/47– 3/60	n/a	n/a	n/a	21,804	631
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$750,000–$999,999	20	4.13%–9.00%	3/48– 7/59	n/a	n/a	n/a	12,847	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,000,000–$1,249,999	12	4.63%–8.75%	7/47–12/59	n/a	n/a	n/a	12,458	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,250,000–$1,499,999	5	4.50%–8.75%	5/47– 2/60	n/a	n/a	n/a	6,387	1,303
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$1,500,000–$1,749,999	2	8.25%	11/48–6/49	n/a	n/a	n/a	3,211	1,700
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$2,000,000-$2,249,999	1	4.25%	11/61	n/a	n/a	n/a	2,302	—
Adjustable Rate Residential Mortgage Loan Held in Securitization Trust	$2,250,000–$2,499,999	3	5.49%–8.25%	11/48–9/59	n/a	n/a	n/a	6,668	—
Fixed Rate Residential Mortgage Loan	$0–$249,999	2,028	3.25%–14.25%	4/26– 1/66	n/a	n/a	n/a	258,877	711

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Residential Mortgage Loans (Continued):								(In thousands)
Fixed Rate Residential Mortgage Loan	$250,000–$499,999	1,113	3.50%–14.25%	2/26– 8/66	n/a	n/a	n/a	382,797	1,661
Fixed Rate Residential Mortgage Loan	$500,000–$749,999	421	5.25%–14.25%	7/26–12/65	n/a	n/a	n/a	249,416	—
Fixed Rate Residential Mortgage Loan	$750,000–$999,999	167	6.00%–13.13%	2/26–12/65	n/a	n/a	n/a	135,775	798
Fixed Rate Residential Mortgage Loan	$1,000,000–$1,249,999	80	6.00%–11.25%	5/26–10/65	n/a	n/a	n/a	83,211	—
Fixed Rate Residential Mortgage Loan	$1,250,000–$1,499,999	40	6.38%–10.99%	5/26– 1/66	n/a	n/a	n/a	46,130	—
Fixed Rate Residential Mortgage Loan	$1,500,000–$1,749,999	25	6.38%–11.25%	5/26–12/65	n/a	n/a	n/a	35,105	—
Fixed Rate Residential Mortgage Loan	$1,750,000–$1,999,999	16	6.25%–12.38%	7/26– 1/66	n/a	n/a	n/a	26,870	—
Fixed Rate Residential Mortgage Loan	$2,000,000–$2,249,999	1662	2.00%–15.38%	1/26– 7/65	n/a	n/a	n/a	611,339	205,833
Fixed Rate Residential Mortgage Loan	$2,250,000–$2,499,999	8	6.63%–10.50%	6/26–12/55	n/a	n/a	n/a	16,550	—
Fixed Rate Residential Mortgage Loan	$2,500,000–$2,749,999	8	7.25%–10.75%	11/26–12/65	n/a	n/a	n/a	13,036	—
Fixed Rate Residential Mortgage Loan	$2,750,000–$2,999,999	2	7.13%–9.75%	6/27–12/55	n/a	n/a	n/a	5,264	—
Fixed Rate Residential Mortgage Loan	$3,000,000–$3,249,000	10	7.13%–10.49%	9/26–11/55	n/a	n/a	n/a	29,707	—
Fixed Rate Residential Mortgage Loan	$3,250,000–$3,499,000	4	7.25%–13.25%	5/26– 5/52	n/a	n/a	n/a	8,072	—
Fixed Rate Residential Mortgage Loan	$3,500,000–$3,749,000	2	9.50%–10.59%	1/27– 5/27	n/a	n/a	n/a	2,513	—
Fixed Rate Residential Mortgage Loan	$4,000,000-$4,249,999	2	7.88%–10.25%	7/27–11/55	n/a	n/a	n/a	5,681	—
Fixed Rate Residential Mortgage Loan	$4,750,000–$4,999,999	1	10.49%	7/26	n/a	n/a	n/a	4,951	—
Fixed Rate Residential Mortgage Loan	$5,000,000–$5,249,000	1	9.99%	10/27	n/a	n/a	n/a	3,400	—
Fixed Rate Residential Mortgage Loan	$5,250,000-$5,499,999	1	10.90%	11/26	n/a	n/a	n/a	4,539	—
Fixed Rate Residential Mortgage Loan	$6,750,000-$6,999,999	1	9.75%	5/26	n/a	n/a	n/a	6,768	—
Fixed Rate Residential Mortgage Loan	$7,500,000-$7,749,999	4	9.99%–10.24%	4/27–10/27	n/a	n/a	n/a	19,754	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$0–$249,999	471	3.38%–13.63%	1/26– 8/61	n/a	n/a	n/a	67,179	3,709
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$250,000–$499,999	386	3.13%–11.00%	1/26– 8/61	n/a	n/a	n/a	108,662	4,164
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$500,000–$749,999	136	3.13%–9.00%	12/26–9/61	n/a	n/a	n/a	71,216	2,917
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$750,000–$999,999	78	3.38%–10.74%	8/26– 8/61	n/a	n/a	n/a	57,380	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,000,000–$1,249,999	30	3.63%–6.24%	10/48–8/61	n/a	n/a	n/a	28,215	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,250,000–$1,499,999	30	3.25%–9.75%	12/26–8/61	n/a	n/a	n/a	35,399	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,500,000–$1,749,999	24	3.25%–12.25%	2/26– 1/62	n/a	n/a	n/a	32,760	816
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$1,750,000–$1,999,999	11	3.50%–6.13%	4/50– 8/61	n/a	n/a	n/a	16,215	—

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Residential Mortgage Loans (Continued):								(In thousands)
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,000,000–$2,249,999	2519	3.25%–14.25%	1/26– 6/62	n/a	n/a	n/a	963,449	23,748
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,250,000–$2,499,999	7	3.63%–10.00%	1/26– 8/61	n/a	n/a	n/a	15,188	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,500,000–$2,749,999	5	3.25%–5.25%	1/51– 7/61	n/a	n/a	n/a	11,571	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$2,750,000–$2,999,999	2	3.25%–3.50%	2/51– 8/51	n/a	n/a	n/a	4,902	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$3,000,000–$3,249,000	2	3.63%–3.75%	10/50–2/51	n/a	n/a	n/a	4,850	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$3,250,000–$3,499,000	1	4.50%	4/51	n/a	n/a	n/a	2,788	—
Fixed Rate Residential Mortgage Loan Held in Securitization Trust	$5,000,000-$5,249,999	1	9.75%	9/26	n/a	n/a	n/a	5,069	—
United Kingdom:
Adjustable Rate Rate Residential Mortgage Loan Held in Securitization Trust	$0–$249,999	471	1.50%–5.75%	1/26– 4/27	n/a	n/a	n/a	16,530	9,954
Adjustable Rate Rate Residential Mortgage Loan Held in Securitization Trust	$250,000–$499,999	72	1.50%–5.85%	1/26– 4/27	n/a	n/a	n/a	5,834	4,690
Adjustable Rate Rate Residential Mortgage Loan Held in Securitization Trust	$500,000–$749,999	10	5.25%–5.45%	2/26– 2/27	n/a	n/a	n/a	2,076	1,763
Adjustable Rate Rate Residential Mortgage Loan Held in Securitization Trust	$750,000–$999,999	5	5.25%	1/26– 4/27	n/a	n/a	n/a	1,574	2,101
Adjustable Rate Rate Residential Mortgage Loan Held in Securitization Trust	$1,000,000–$1,249,999	1	5.10%	1/26	n/a	n/a	n/a	409	575
Adjustable Rate Rate Residential Mortgage Loan Held in Securitization Trust	$1,250,000–$1,499,999	2	5.45%	2/26	n/a	n/a	n/a	15	—
Adjustable Rate Rate Residential Mortgage Loan Held in Securitization Trust	$1,500,000–$1,749,999	1	5.45%	6/26	n/a	n/a	n/a	909	1,277
Adjustable Rate Rate Residential Mortgage Loan Held in Securitization Trust	$2,500,000–$2,749,999	2	5.25%–5.35%	11/26	n/a	n/a	n/a	190	—
Total Residential Mortgage Loans								3,643,094	276,604
Commercial Mortgage Loans:
Adjustable Rate Commercial Mortgage Loan(3)	$0–$4,999,999	12	8.11%–10.87%	1/26– 1/28	n/a	n/a	n/a	40,319	4,944
Adjustable Rate Commercial Mortgage Loan(3)	$5,000,000–$9,999,999	27	7.25%–10.40%	1/26– 7/28	n/a	n/a	n/a	203,631	12,345
Adjustable Rate Commercial Mortgage Loan(3)	$10,000,000–$14,999,999	15	8.06%–11.51%	1/26– 1/28	n/a	n/a	n/a	177,783	12,500
Adjustable Rate Commercial Mortgage Loan	$15,000,000–$19,999,999	6	7.50%–11.32%	5/26– 1/29	n/a	n/a	n/a	102,753	—
Adjustable Rate Commercial Mortgage Loan(3)	$20,000,000–$24,999,999	2	10.57%	12/26	n/a	n/a	n/a	28,513	12,432
Adjustable Rate Commercial Mortgage Loan(3)	$25,000,000–$29,999,999	3	8.58%–9.61%	12/27–7/28	n/a	n/a	n/a	71,549	22,549
Fixed Rate Commercial Mortgage Loan(3)	$20,000,000–$24,999,999	1	n/a	n/a	n/a	n/a	n/a	16,165	23,289
Total Commercial Mortgage Loans								640,713	88,059

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Reverse Mortgage Loans:								(In thousands)
Adjustable Rate Reverse Mortgage Loan(4)	$0– $249,999	26,236	4.63%–10.56%	n/a	n/a	n/a	n/a	$3,975,489	$128,485
Adjustable Rate Reverse Mortgage Loan(4)	$250,000–$499,999	13,374	4.62%–10.56%	n/a	n/a	n/a	n/a	4,904,390	142,514
Adjustable Rate Reverse Mortgage Loan(4)	$500,000–$749,999	2,585	4.63%–10.56%	n/a	n/a	n/a	n/a	1,565,209	57,195
Adjustable Rate Reverse Mortgage Loan(4)	$750,000–$999,999	182	4.88%–10.56%	n/a	n/a	n/a	n/a	162,948	9,784
Adjustable Rate Reverse Mortgage Loan(4)	$1,000,000–$1,249,999	35	9.32%–10.56%	n/a	n/a	n/a	n/a	42,468	1,099
Adjustable Rate Reverse Mortgage Loan(4)	$1,250,000–$1,499,999	19	9.56%–10.45%	n/a	n/a	n/a	n/a	27,819	2,842
Adjustable Rate Reverse Mortgage Loan(4)	$1,500,000–$1,749,999	17	9.45%–10.56%	n/a	n/a	n/a	n/a	29,597	—
Adjustable Rate Reverse Mortgage Loan(4)	$1,750,000–$1,999,999	9	9.56%–10.45%	n/a	n/a	n/a	n/a	18,304	—
Adjustable Rate Reverse Mortgage Loan(4)	$2,000,000–$2,249,999	4	9.95%–10.45%	n/a	n/a	n/a	n/a	9,523	—
Adjustable Rate Reverse Mortgage Loan(4)	$2,500,000–$2,749,999	5	9.32%–10.45%	n/a	n/a	n/a	n/a	14,065	—
Adjustable Rate Reverse Mortgage Loan(4)	$2,750,000–$2,999,999	2	9.95%–10.32%	n/a	n/a	n/a	n/a	6,255	2,828
Adjustable Rate Reverse Mortgage Loan(4)	$3,250,000–$3,499,999	1	9.95%	n/a	n/a	n/a	n/a	3,682	—
Adjustable Rate Reverse Mortgage Loan(4)	$3,500,000–$3,749,999	2	9.80%–9.82%	n/a	n/a	n/a	n/a	8,218	—
Adjustable Rate Reverse Mortgage Loan(4)	$4,500,000–$4,749,999	1	9.95%	n/a	n/a	n/a	n/a	5,104	—
Fixed Rate Reverse Mortgage Loan(4)	$0– $249,999	813	2.99%–12.45%	n/a	n/a	n/a	n/a	144,875	3,644
Fixed Rate Reverse Mortgage Loan(4)	$250,000–$499,999	1,293	2.99%–10.99%	n/a	n/a	n/a	n/a	450,256	4,050
Fixed Rate Reverse Mortgage Loan(4)	$500,000–$749,999	468	2.85%–10.99%	n/a	n/a	n/a	n/a	285,034	5,858
Fixed Rate Reverse Mortgage Loan(4)	$750,000–$999,999	222	8.38%–10.99%	n/a	n/a	n/a	n/a	208,170	—
Fixed Rate Reverse Mortgage Loan(4)	$1,000,000–$1,249,999	77	8.74%–10.74%	n/a	n/a	n/a	n/a	92,521	—
Fixed Rate Reverse Mortgage Loan(4)	$1,250,000–$1,499,999	49	8.95%–10.49%	n/a	n/a	n/a	n/a	73,102	—
Fixed Rate Reverse Mortgage Loan(4)	$1,500,000–$1,749,999	40	8.75%–10.50%	n/a	n/a	n/a	n/a	71,472	—
Fixed Rate Reverse Mortgage Loan(4)	$1,750,000–$1,999,999	17	8.74%–10.38%	n/a	n/a	n/a	n/a	34,533	—
Fixed Rate Reverse Mortgage Loan(4)	$2,000,000–$2,249,999	22	8.99%–10.49%	n/a	n/a	n/a	n/a	53,941	—
Fixed Rate Reverse Mortgage Loan(4)	$2,500,000–$2,749,999	15	8.63%–10.49%	n/a	n/a	n/a	n/a	42,108	—
Fixed Rate Reverse Mortgage Loan(4)	$2,750,000–$2,999,999	9	8.88%–10.38%	n/a	n/a	n/a	n/a	28,535	—
Fixed Rate Reverse Mortgage Loan(4)	$3,000,000–$3,249,999	4	8.99%–9.49%	n/a	n/a	n/a	n/a	13,803	—
Fixed Rate Reverse Mortgage Loan(4)	$3,250,000–$3,499,999	5	8.88%–10.38%	n/a	n/a	n/a	n/a	18,018	—
Fixed Rate Reverse Mortgage Loan(4)	$3,500,000–$3,749,999	1	8.99%	n/a	n/a	n/a	n/a	4,095	—
Fixed Rate Reverse Mortgage Loan(4)	$3,750,000–$3,999,999	2	9.38%–9.63%	n/a	n/a	n/a	n/a	8,654	—
Fixed Rate Reverse Mortgage Loan(4)	$4,000,000–$4,249,999	2	8.99%–9.49%	n/a	n/a	n/a	n/a	9,084	—
Fixed Rate Reverse Mortgage Loan(4)	$4,250,000–$4,499,999	2	8.38%–9.25%	n/a	n/a	n/a	n/a	9,524	—

Asset Type	Description	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)	Principal Amount of loans subject to delinquent principal or interest
Reverse Mortgage Loans (continued):								(In thousands)
Fixed Rate Reverse Mortgage Loan(4)	$4,500,000–$4,749,999	1	9.99%	n/a	n/a	n/a	n/a	$5,140	$—
Fixed Rate Reverse Mortgage Loan(4)	$4,750,000–$4,999,999	1	9.99%	n/a	n/a	n/a	n/a	5,380	—
Total Reverse Mortgage Loans								12,331,316	358,299
Total Mortgage Loans								$16,615,123	$722,962
(1)Aggregate cost for federal income tax purposes is $3.1 billion for commercial and non-securitized residential and proprietary reverse mortgage loans and $1.4 billion for securitized proprietary reverse mortgage loans. Excluded from this amount is the cost basis for federal income tax purposes of $1.5 billion of securitized residential loans and $10.5 billion of reverse mortgage loans that have been pooled into HMBS; such loans have been deemed to be sold for tax purposes but do not meet the requirements for true sale under U.S. GAAP.
(2)As of December 31, 2025, all of the Company's mortgage loans were carried at fair value. See Note 2 and Note 3 in the notes to our consolidated financial statements for additional details.
(3)Includes non-performing commercial mortgage loans; interest rate and maturity date for such loans has been excluded from the respective ranges. As of December 31, 2025, total carrying value of non-performing commercial mortgage loans was $64.1 million.
(4)Maturity date is not applicable for reverse mortgage loans.
The following table presents a roll-forward of the fair value of the Company's mortgage loans on real estate for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
	2025	2024	2023
(In thousands)
Beginning Balance	$13,987,328	$12,299,058	$11,617,079
Additions:
Purchases	8,012,062	5,208,102	3,349,900
Net unrealized gain	16,046	706,927	620,451
Net realized gain	851,013	—	—
Deductions:
Cost of mortgages sold	(3,801,461)	(1,395,515)	(501,593)
Collections of principal	(2,352,126)	(2,747,320)	(2,728,769)
Amortization of premium and (discounts)	2,672	(2,761)	(8,336)
Foreclosures	(100,412)	(70,950)	(35,223)
Net realized loss	—	(10,213)	(14,451)
Ending Balance	$16,615,122	$13,987,328	$12,299,058

3. Exhibits:

Exhibit	Description
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

3.5
Certificate of Designations of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 8-A filed on October 21, 2019)

3.6
Certificate of Amendment of Certificate of Designations of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 21, 2022)

3.7
Certificate of Designations of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form 8-A filed on December 10, 2021)

3.8
Certificate of Amendment of Certificate of Designations of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on January 21, 2022)

3.9
Certificate of Designations of 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.7 of the Registration Statement on Form 8-A filed on February 3, 2023)

3.10
Certificate of Designations of 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock of Ellington Financial Inc. (incorporated by reference to Exhibit 3.9 of the Registration Statement on Form 8-A filed on December 13, 2023)

4.1
Form of certificate representing the 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form 8-A filed on October 21, 2019)

4.2
Form of certificate representing the 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form 8-A filed on December 10, 2021)

4.3
Form of certificate representing the 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock of Ellington Financial Inc. (incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form 8-A filed on February 3, 2023)

4.4
Form of certificate representing the 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock of Ellington Financial Inc. (incorporated herein by reference to Exhibit 4.4 of the Registration Statement on Form 8-A filed on December 13, 2023)

4.6
Indenture, dated as of March 31, 2022, among EF Holdco Inc., EF Cayman Holdings Ltd., Ellington Financial REIT Cayman Ltd., Ellington Financial REIT TRS LLC and EF Cayman Non-MTM Ltd., as Issuers, and Ellington Financial Inc, as Parent, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on March 31, 2022)

4.7
Indenture, dated as of October 6, 2025, among Ellington Financial Operating Partnership LLC, EF Holdco Inc., EF Cayman Holdings Ltd., Ellington Financial REIT Cayman Ltd. and Ellington Financial REIT TRS LLC, as issuers, Ellington Financial Inc., as parent guarantor, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on October 6, 2025)

4.8	Description of Securities Registered under Section 12 of the Exchange Act
Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

Exhibit	Description

10.1†
Seventh Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of March 13, 2018 (incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2017)

10.2†
Eighth Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of March 11, 2025 and made effective as of April 1 2025 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 11, 2025)

10.3†
Ninth Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated and effective as of August 11, 2025 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2025)

10.4
Amended and Restated Limited Liability Company Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of December 14, 2023 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 14, 2023)

10.5†	2007 Incentive Plan for Individuals (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.6†	2007 Incentive Plan for Entities (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.7†	Ellington Financial LLC 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 18, 2017)

10.8†	Form of LTIP Unit Award Agreement for Directors (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.9†	Form of LTIP Unit Award Agreement for Individuals (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.10†	Form of Individual LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 18, 2017)

10.11†	Form of Non-Employee Director LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on May 18, 2017)

10.12†	Form of OP LTIP Unit Award for Directors (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2019)

10.13†	Form of OP LTIP Unit Award for Officers (incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2019)

10.14†	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-11 (No. 333-160562), filed on September 3, 2009, as amended)

19.1	Insider Trading Policy, dated as of November 2, 2023 (incorporated by reference to Exhibit 19.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024)

21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

23.2	Consent of Richey May & Co., for Financial Statements of LendSure Mortgage Corp.

24.1	Power of Attorney (included on Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

97.1†	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2023)

99.1	Financial Statements of LendSure Mortgage Corp. for the years ended December 31, 2025 and 2024

99.2
Financial Statements of LendSure Mortgage Corp. for the years ended December 31, 2024 and 2023 (incorporated by reference to Exhibit 99.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2024)

Exhibit	Description

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ELLINGTON FINANCIAL INC.
Date:	March 2, 2026	By:	/s/ LAURENCE PENN
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

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 2, 2026
LAURENCE PENN

/s/ JR HERLIHY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2026
JR HERLIHY

/s/ LISA MUMFORD	Director	March 2, 2026
LISA MUMFORD

/s/ RONALD I. SIMON PH.D	Chairman of the Board	March 2, 2026
RONALD I. SIMON PH.D

/s/ EDWARD RESENDEZ	Director	March 2, 2026
EDWARD RESENDEZ

/s/ STEPHEN J. DANNHAUSER	Director	March 2, 2026
STEPHEN J. DANNHAUSER