Form 10-Q
period 2026-03-31
Ellington Financial Inc.
filed 2026-05-11
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of May 8, 2026: 125,393,624

ELLINGTON FINANCIAL INC.

PART I
Item 1. Condensed Consolidated Financial Statements (Unaudited)

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2026	December 31, 2025
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$163,224	$201,893
Restricted cash(1)	28,296	136,297
Securities, at fair value(1)(2)	1,136,825	1,034,882
Loans, at fair value(1)(2)	17,393,161	16,640,647
Loan commitments, at fair value	10,207	9,124
Forward MSR-related investments, at fair value(1)	72,824	77,852
Mortgage servicing rights, at fair value	30,192	28,913
Investments in unconsolidated entities, at fair value(1)	349,722	312,421
Real estate owned(1)(2)	101,167	75,548
Financial derivatives—assets, at fair value	152,834	142,723
Reverse repurchase agreements	487,333	453,037
Due from brokers	39,708	35,919
Investment related receivables(1)	239,406	177,208
Other assets(1)	28,197	26,446
Total Assets	$20,233,096	$19,352,910
Liabilities
Securities sold short, at fair value	$297,231	$272,702
Repurchase agreements(1)	2,894,972	2,655,444
Financial derivatives—liabilities, at fair value	47,374	53,073
Due to brokers	65,024	48,104
Investment related payables	55,441	36,092
Other secured borrowings(1)	264,444	296,398
Other secured borrowings, at fair value(1)	3,125,332	2,945,578
HMBS-related obligations, at fair value	10,765,668	10,406,332
Unsecured borrowings, at fair value	638,644	659,832
Base management fee payable to affiliate	7,101	6,869
Incentive fee payable to affiliate	19,222	—
Dividends payable	19,108	19,428
Interest payable(1)	17,666	26,798
Accrued expenses and other liabilities(1)	57,881	55,105
Total Liabilities	18,275,108	17,481,755
Commitments and contingencies (Note 24)
Equity
Preferred stock, 100,000,000 shares authorized; 9,200,089 and 13,800,089 shares issued and outstanding, and $230,002 and $345,002 aggregate liquidation preference, respectively	220,924	331,958
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 124,649,023 and 113,138,860 shares issued and outstanding, respectively	125	113
Additional paid-in-capital	2,065,197	1,915,152
Retained earnings (accumulated deficit)	(366,110)	(412,964)
Total Stockholders' Equity	1,920,136	1,834,259
Non-controlling interests(1)	37,852	36,896
Total Equity	1,957,988	1,871,155
Total Liabilities and Equity	$20,233,096	$19,352,910
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

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2026	March 31, 2025
(In thousands, except per share amounts)
Net Interest Income
Interest income	$149,503	$115,913
Interest expense	(88,249)	(72,656)
Total net interest income	61,254	43,257
Other Income (Loss)
Realized gains (losses) on securities and loans, net	14,715	(8,804)
Realized gains (losses) on financial derivatives, net	19,172	11,641
Realized gains (losses) on real estate owned, net	(3,145)	(934)
Realized gains (losses) on unsecured borrowings, at fair value	—	(1,383)
Unrealized gains (losses) on securities and loans, net	(19,612)	46,108
Unrealized gains (losses) on financial derivatives, net	7,042	(27,115)
Unrealized gains (losses) on real estate owned, net	1,255	(3,311)
Unrealized gains (losses) on other secured borrowings, at fair value, net	6,993	(31,364)
Unrealized gains (losses) on unsecured borrowings, at fair value, net	21,188	1,027
Net change from HECM reverse mortgage loans, at fair value	235,035	176,990
Net change related to HMBS obligations, at fair value	(194,107)	(147,471)
Litigation settlement income	17,000	—
Other, net	4,478	24,266
Total other income (loss)	110,014	39,650
Expenses
Base management fee to affiliate (Net of fee rebates of $282 and $59, respectively)(1)	7,101	6,092
Incentive fee to affiliate	19,222	4,533
Investment and transaction related expenses:
Servicing expense	7,800	7,019
Debt issuance costs related to Other secured borrowings, at fair value	2,324	—
Other	9,703	6,608
Professional fees	3,634	3,716
Compensation and benefits	21,806	16,942
Other expenses	8,783	7,073
Total expenses	80,373	51,983
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	90,895	30,924
Income tax expense (benefit)	966	(96)
Earnings (losses) from investments in unconsolidated entities	17,564	8,304
Net Income (Loss)	107,493	39,324
Net income (loss) attributable to non-controlling interests	2,177	640
Dividends on preferred stock	5,883	7,035
Issuance costs of redeemed preferred stock	3,966	—
Net Income (Loss) Attributable to Common Stockholders	$95,467	$31,649
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.78	$0.35
(1)See Note 16 for further details on management fee rebates.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2025	$331,958	113,138,860	$113	$1,915,152	$(412,964)	$1,834,259	$36,896	$1,871,155
Net income (loss)					105,316	105,316	2,177	107,493
Net proceeds from the issuance of common stock(1)		11,510,163	12	154,582		154,594		154,594
Contributions from non-controlling interests							11,565	11,565
Common dividends					(48,613)	(48,613)	(524)	(49,137)
Preferred dividends					(5,883)	(5,883)	—	(5,883)
Distributions to non-controlling interests							(17,880)	(17,880)
Adjustment to non-controlling interests				(5,607)		(5,607)	5,607	—
Redemption of shares of preferred stock	(111,034)				(3,966)	(115,000)		(115,000)
Share-based long term incentive plan unit awards		—	—	1,070		1,070	11	1,081
BALANCE, March 31, 2026	$220,924	124,649,023	$125	$2,065,197	$(366,110)	$1,920,136	$37,852	$1,957,988

BALANCE, December 31, 2024	$331,958	90,678,492	$91	$1,613,540	(375,113)	1,570,476	20,346	1,590,822
Net income (loss)					38,684	38,684	640	39,324
Net proceeds from the issuance of common stock(1)		3,750,388	3	50,822		50,825		50,825
Contributions from non-controlling interests							5,569	5,569
Common dividends					(35,852)	(35,852)	(380)	(36,232)
Preferred dividends					(7,035)	(7,035)		(7,035)
Distributions to non-controlling interests							(6,076)	(6,076)
Adjustment to non-controlling interests				(3,249)		(3,249)	3,249	—
Share-based long term incentive plan unit awards		—	—	415		415	4	419
BALANCE, March 31, 2025	$331,958	94,428,880	$94	$1,661,528	$(379,316)	$1,614,264	$23,352	$1,637,616
(1)Net of discounts and commissions and offering costs.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2026	March 31, 2025
(In thousands)	(Expressed in U.S. Dollars)
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(9,957)	$(126,397)
Cash Flows from Investing Activities:
Purchase of securities	(347,908)	(252,166)
Purchase and origination of loans	(2,707,147)	(1,345,224)
Receipt of distributions on Forward MSR-related investments	7,289	8,047
Proceeds from disposition of securities	193,068	276,882
Proceeds from disposition of loans	103,992	76,241
Contributions to investments in unconsolidated entities	(24,685)	(62,263)
Distributions from investments in unconsolidated entities	157,046	88,057
Proceeds from disposition of real estate owned	15,881	10,846
Capital improvements of real estate owned	(168)	—
Proceeds from FHA insurance claims and other receivables on HECM loans	60,832	24,558
Proceeds from principal payments of securities	49,860	40,447
Proceeds from principal payments of loans	565,668	553,655
Proceeds from securities sold short	324,413	424,068
Repurchase of securities sold short	(296,972)	(459,478)
Payments on financial derivatives	(88,509)	(106,692)
Proceeds from financial derivatives	78,969	111,555
Payments made on reverse repurchase agreements	(16,995,903)	(16,388,125)
Proceeds from reverse repurchase agreements	16,961,586	16,392,237
Due from brokers, net	8,208	(25,988)
Due to brokers, net	29,337	(430)
Net cash provided by (used in) investing activities	(1,905,143)	(633,773)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	154,972	50,976
Offering costs paid	(198)	(10)
Redemption of preferred stock	(115,000)	—
Dividends paid	(55,340)	(42,863)
Contributions from non-controlling interests	11,894	5,274
Distributions to non-controlling interests	(17,880)	(6,076)
Proceeds from issuance of Other secured borrowings	650,390	576,615
Principal payments on Other secured borrowings	(682,344)	(561,742)
Borrowings under repurchase agreements	10,983,219	18,032,281
Repayments of repurchase agreements	(9,374,393)	(17,456,164)
Proceeds from issuance of Other secured borrowings, at fair value, net	58,474	—
Repayment of unsecured borrowings, at fair value	—	(34,931)
Proceeds from issuance of HMBS	393,878	383,502
Principal payments on HMBS-related obligations, at fair value	(234,770)	(181,200)
Due from brokers, net	(4,209)	2,428
Due to brokers, net	(263)	447
Net cash provided by (used in) financing activities	$1,768,430	$768,537

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2026	March 31, 2025
(In thousands)	Expressed in U.S. Dollars
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(146,670)	8,367
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	338,190	208,948
Cash, Cash Equivalents, and Restricted Cash, End of Period	$191,520	$217,315
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents, beginning of period	$201,893	$192,387
Restricted cash, beginning of period	136,297	16,561
Cash and cash equivalents and restricted cash, beginning of period	338,190	208,948
Cash and cash equivalents, end of period	163,224	203,288
Restricted cash, end of period	28,296	14,027
Cash and cash equivalents and restricted cash, end of period	191,520	217,315
Supplemental disclosure of cash flow information:
Interest paid	$97,381	$76,213
Income tax paid (refunded)	(43)	11
Dividends payable	19,108	17,015
Transfers from mortgage loans to real estate owned (non-cash)	43,221	33,878
Transfers from mortgage loans to other sales and claims receivable (non-cash)	61,585	24,143
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	71,732	28,000
Increase (decrease) in HMBS buyout obligations (non-cash)	6,121	(5,523)
Contributions to investments in unconsolidated entities (non-cash)	(80,367)	(38,504)
Purchase of investments (non-cash)	(80,993)	(33,377)
Proceeds from the disposition of loans (non-cash)	1,345,527	663,411
Proceeds from principal payments of investments (non-cash)	62,305	39,099
Principal payments on Other secured borrowings, at fair value (non-cash)	(62,305)	(39,590)
Proceeds received from Other secured borrowings, at fair value (non-cash)	189,002	—
Repayments of repurchase agreements (non-cash)	(1,369,297)	(591,530)
Debt issuance costs related to Other secured borrowings, at fair value (non-cash)	(2,324)	—
(1)Net of discounts and commissions.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(UNAUDITED)
1. Organization and Investment Objective
Ellington Financial Inc. commenced operations on August 17, 2007 and is a Delaware corporation. Ellington Financial Operating Partnership LLC (the "Operating Partnership"), a 98.9% owned consolidated subsidiary of Ellington Financial Inc., was formed as a Delaware limited liability company on December 14, 2012 and commenced operations on January 1, 2013. All of Ellington Financial Inc.'s operations and business activities are conducted through the Operating Partnership. Ellington Financial Inc., the Operating Partnership, and their consolidated subsidiaries are hereafter collectively referred to as the "Company." All intercompany accounts are eliminated in consolidation.
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
(W) Investment and Transaction Related Expenses: Investment and transaction related expenses consist of expenses directly related to specific financial instruments. Such expenses generally include servicing fees and corporate and escrow advances on mortgage and consumer loans, loan origination fees, and various other expenses and fees related directly to the Company's financial instruments. The Company has elected the FVO for its investments, and as a result all investment and transaction related expenses are expensed as incurred and included in Investment and transaction related expenses on the Consolidated Statement of Operations.
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

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:
March 31, 2026:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$199,979	$12,347	$212,326
Non-Agency RMBS	—	176,005	310,784	486,789
CMBS	—	19,097	9,786	28,883
CLOs	—	71,724	37,367	109,091
Asset-backed securities, backed by consumer loans	—	—	53,680	53,680
Other ABS	—	—	114,879	114,879
Corporate debt securities	—	—	20,005	20,005
Corporate equity securities	460	—	11,516	11,976
U.S. Treasury securities	—	99,196	—	99,196
Loans, at fair value:
Residential mortgage loans	—	—	3,748,165	3,748,165
Commercial mortgage loans	—	—	623,196	623,196
Consumer loans	—	—	135	135
Corporate loans	—	—	31,479	31,479
Reverse mortgage loans	—	—	12,990,186	12,990,186
Forward MSR-related investments, at fair value			72,824	72,824
MSRs, at fair value	—	—	30,192	30,192
Loan commitments, at fair value	—	—	10,207	10,207
Investment in unconsolidated entities, at fair value	—	—	349,722	349,722
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed indices	—	2,207	—	2,207
Credit default swaps on corporate bond indices	—	1,348	—	1,348
Interest rate swaps	—	135,146	—	135,146
TBAs	—	4,619	—	4,619
Futures	1,534	—	—	1,534
Forwards	—	67	—	67
Total return swaps	—	—	54	54
Options	7,858	—	—	7,858
Warrants	—	1	—	1
Total assets	$9,852	$709,389	$18,426,524	$19,145,765

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(297,231)	$—	$(297,231)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed securities	—	—	(2)	(2)
Credit default swaps on corporate bonds	—	(134)	—	(134)
Credit default swaps on corporate bond indices	—	(5,285)	—	(5,285)
Interest rate swaps	—	(36,752)	—	(36,752)
TBAs	—	(1,606)	—	(1,606)
Options	(2,978)	—	—	(2,978)
Futures	(527)	—	—	(527)
Forwards	—	(90)	—	(90)
Loan purchase commitments, at fair value	—	—	(6,443)	(6,443)
Other secured borrowings, at fair value	—	—	(3,125,332)	(3,125,332)
HMBS-related obligations, at fair value	—	—	(10,765,668)	(10,765,668)
Unsecured borrowings, at fair value	—	—	(638,644)	(638,644)
Total liabilities	$(3,505)	$(341,098)	$(14,536,089)	$(14,880,692)
December 31, 2025:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$205,789	$12,578	$218,367
Non-Agency RMBS	—	185,805	267,747	453,552
CMBS	—	13,615	12,935	26,550
CLOs	—	90,775	34,265	125,040
Asset-backed securities, backed by consumer loans	—	—	53,087	53,087
Other ABS	—	—	97,773	97,773
Corporate debt securities	—	—	15,530	15,530
Corporate equity securities	337	—	11,654	11,991
U.S. Treasury securities	—	32,992	—	32,992
Loans, at fair value:
Residential mortgage loans	—	—	3,643,094	3,643,094
Commercial mortgage loans	—	—	640,712	640,712
Consumer loans	—	—	159	159
Corporate loans	—	—	25,366	25,366
Reverse mortgage loans	—	—	12,331,316	12,331,316
Forward MSR-related investments, at fair value			77,852	77,852
MSRs, at fair value	—	—	28,913	28,913
Loan commitments, at fair value	—	—	9,124	9,124
Investment in unconsolidated entities, at fair value	—	—	312,421	312,421

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed indices	—	2,206	—	2,206
Credit default swaps on corporate bond indices	—	4,621	—	4,621
Interest rate swaps	—	128,898	—	128,898
TBAs	—	257	—	257
Futures	1,095	—	—	1,095
Forwards	—	14	—	14
Total return swaps	—	—	24	24
Options	5,607	—	—	5,607
Warrants	—	1	—	1
Total assets	$7,039	$664,973	$17,574,550	$18,246,562
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(272,702)	$—	$(272,702)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed securities	—	—	(2)	(2)
Credit default swaps on corporate bonds	—	(155)	—	(155)
Credit default swaps on corporate bond indices	—	(25,407)	—	(25,407)
Interest rate swaps	—	(26,797)	—	(26,797)
TBAs	—	(598)	—	(598)
Futures	(45)	—	—	(45)
Forwards	—	(69)	—	(69)
Loan purchase commitments, at fair value	—	—	(42)	(42)
Other secured borrowings, at fair value	—	—	(2,945,578)	(2,945,578)
HMBS-related obligations, at fair value	—	—	(10,406,332)	(10,406,332)
Unsecured borrowings, at fair value	—	—	(659,832)	(659,832)
Total liabilities	$(45)	$(325,728)	$(14,011,786)	$(14,337,559)

The tables below include roll-forwards of the Company's financial instruments for the three-month periods ended March 31, 2026 and 2025 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended March 31, 2026

(In thousands)	Beginning Balance as of December 31, 2025	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2026
Assets:
Securities, at fair value:
Agency RMBS	$12,578	$(617)	$629	$(710)	$6,089	$(6,171)	$549	$—	$12,347
Non-Agency RMBS	267,747	(19,364)	2,889	(2,513)	101,608	(35,148)	10,946	(15,381)	310,784
CMBS	12,935	26	—	(651)	—	—	—	(2,524)	9,786
CLOs	34,265	(203)	(435)	(3,913)	4,089	(1,575)	5,906	(767)	37,367
Asset-backed securities backed by consumer loans	53,087	(1,833)	(2,572)	2,452	7,451	(4,905)	—	—	53,680
Other ABS	97,773	(2,543)	(188)	45	31,930	(12,138)	—	—	114,879
Corporate debt securities	15,530	—	(235)	(179)	7,691	(2,802)	—	—	20,005
Corporate equity securities	11,654	—	3	(177)	41	(5)	—	—	11,516
Loans, at fair value:
Residential mortgage loans	3,643,094	835	14,159	(21,358)	1,857,344	(1,745,909)	—	—	3,748,165
Commercial mortgage loans	640,712	256	520	372	183,147	(201,811)	—	—	623,196
Consumer loans	159	(18)	(20)	32	10	(28)	—	—	135
Corporate loans	25,366	—	—	(158)	10,496	(4,225)	—	—	31,479
Reverse mortgage loans(3)	12,331,316	(266)	(16)	248,307	656,242	(245,397)	—	—	12,990,186
Forward MSR-related investments, at fair value	77,852	2,743	—	(482)	—	(7,289)	—	—	72,824
MSRs, at fair value(3)	28,913	—	—	1,279	—	—	—	—	30,192
Loan commitments, at fair value	9,124	—	—	1,083	—	—	—	—	10,207
Investments in unconsolidated entities, at fair value	312,421	—	5,100	12,464	176,783	(157,046)	—	—	349,722
Financial derivatives–assets, at fair value:
Total return swaps	24	—	7	30	47	(54)	—	—	54
Total assets, at fair value	$17,574,550	$(20,984)	$19,841	$235,923	$3,042,968	$(2,424,503)	$17,401	$(18,672)	$18,426,524
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$—	$—	$(47)	$—	$48	$(1)	$—	$—	$—
Credit default swaps on asset-backed securities	(2)	—	—	—	—	—	—	—	(2)
Loan purchase commitments, at fair value	(42)	—	—	(6,401)	—	—	—	—	(6,443)
Other secured borrowings, at fair value	(2,945,578)	(3,406)	—	8,823	62,305	(247,476)	—	—	(3,125,332)
Unsecured borrowings, at fair value	(659,832)	—	—	21,188	—	—	—	—	(638,644)
HMBS-related obligations, at fair value(3)	(10,406,332)	—	—	(194,107)	228,649	(393,878)	—	—	(10,765,668)
Total liabilities, at fair value	$(14,011,786)	$(3,406)	$(47)	$(170,497)	$291,002	$(641,355)	$—	$—	$(14,536,089)
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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2026, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2026. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at March 31, 2026.

(In thousands)	Three-Month Period Ended March 31, 2026
Securities, at fair value	$(6,584)
Loans, at fair value	222,098
Forward MSR-related investments, at fair value	(482)
MSRs, at fair value	1,279
Loan purchase commitments, at fair value	(6,419)
Loan commitments, at fair value	9,623
Investments in unconsolidated entities, at fair value	12,743
Financial derivatives-assets, at fair value	30
Other secured borrowings, at fair value	8,823
Unsecured borrowings, at fair value	21,188
HMBS-related obligations, at fair value	(194,107)
At March 31, 2026, the Company transferred $18.7 million of assets from Level 3 to Level 2 and $17.4 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

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
The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$163,224	$163,224	$201,893	$201,893
Restricted cash	28,296	28,296	136,297	136,297
Due from brokers	39,708	39,708	35,919	35,919
Reverse repurchase agreements	487,333	487,333	453,037	453,037
Liabilities:
Repurchase agreements	2,894,972	2,894,972	2,655,444	2,655,444
Other secured borrowings	264,444	264,444	296,398	296,398
Due to brokers	65,024	65,024	48,104	48,104
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

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2026:
March 31, 2026:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$140,765	Market Quotes	Non Binding Third-Party Valuation	$0.45	$179.88	$31.97
	170,019	Discounted Cash Flows
	310,784		Yield	1.1%	86.8%	16.7%
			Projected Collateral Prepayments	0.0%	100.0%	82.5%
			Projected Collateral Losses	0.0%	57.5%	4.4%
			Projected Collateral Recoveries	0.0%	49.5%	3.5%
Non-Agency CMBS	7,754	Market Quotes	Non Binding Third-Party Valuation	$5.64	$77.66	$41.18
	2,032	Discounted Cash Flows
	9,786		Yield	10.4%	26.3%	17.9%
			Projected Collateral Losses	0.0%	93.0%	12.0%
			Projected Collateral Recoveries	7.0%	100.0%	87.5%
CLOs	15,630	Market Quotes	Non Binding Third-Party Valuation	$10.61	$97.24	$56.86
	21,737	Discounted Cash Flows
	37,367		Yield	3.7%	65.4%	17.0%
Agency interest only RMBS	6,296	Market Quotes	Non Binding Third-Party Valuation	$1.19	$18.99	$8.13
	6,051	Option Adjusted Spread ("OAS")
	12,347		SOFR OAS(1)	16	3,258	548
			Projected Collateral Prepayments	16.2%	96.5%	55.4%
ABS	95,131	Market Quotes	Non Binding Third-Party Valuation	$2.20	$100.12	$69.10
	73,428	Discounted Cash Flows
	168,559		Yield	2.7%	37.3%	11.7%
			Projected Collateral Prepayments	0.0%	57.8%	16.8%
			Projected Collateral Losses	0.0%	34.4%	19.3%
Corporate debt and equity	31,521	Discounted Cash Flows	Yield	0.1%	59.2%	18.0%
Performing and re-performing residential mortgage loans	1,977,901	Discounted Cash Flows	Yield	0.2%	24.4%	6.6%
Securitized residential mortgage loans(2)(3)	1,550,394	Market Quotes	Non Binding Third-Party Valuation	$0.50	$100.00	$90.99
	68,970	Discounted Cash Flows
	1,619,364		Yield	—%	26.7%	6.4%
Non-performing residential mortgage loans	150,900	Discounted Cash Flows	Yield	0.4%	110.2%	7.6%
			Recovery Amount	0.5%	257.2%	87.8%
			Months to Resolution/Maturity	3.2	107.1	21.1
Performing commercial mortgage loans	588,028	Discounted Cash Flows	Yield	7.0%	10.6%	8.7%
Non-performing commercial mortgage loans	35,168	Discounted Cash Flows	Yield	8.5%	13.3%	9.5%
			Recovery Amount	80.0%	100.0%	98.8%
			Months to Resolution	1.0	12.0	5.8

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Consumer loans	135	Discounted Cash Flows	Yield	12.0%	12.2%	12.0%
			Projected Collateral Prepayments	—%	30.2%	9.6%
			Projected Collateral Losses	0.6%	82.3%	21.7%
Corporate loans	31,479	Discounted Cash Flows	Yield	—%	26.0%	13.9%
Reverse Mortgage Loans—HECM	11,015,347	Discounted Cash Flows	Yield	2.8%	6.3%	4.2%
			Conditional Prepayment Rate	1.7%	39.3%	7.7%
Reverse Mortgage Loans—HECM buyouts	41,526	Discounted Cash Flows	Yield	5.2%	11.4%	8.5%
			Months to Resolution	1.0	153.7	21.2
Reverse Mortgage Loans—Unsecuritized Proprietary	299,745	Discounted Cash Flows	Yield	5.8%	10.0%	7.1%
			Conditional Prepayment Rate	6.9%	55.5%	12.8%
Reverse Mortgage Loans—Securitized Proprietary(2)	1,633,568	Market Quotes	Non Binding Third-Party Valuation	$89.94	$113.27	$108.01
			Yield	5.0%	7.9%	5.5%
Forward MSR-related investments	72,824	Discounted Cash Flows	Yield	9.5%	9.5%	9.5%
			Conditional Prepayment Rate	5.0%	5.0%	5.0%
MSRs	30,192	Discounted Cash Flows	Yield	17.4%	17.4%	17.4%
			Conditional Prepayment Rate	10.3%	42.6%	14.6%
Loan Commitments	10,207	Discounted Cash Flows	Pull-through rate	66.0%	94.5%	69.5%
			Cost to originate	3.8%	10.8%	5.4%
Investment in unconsolidated entities—Loan origination and mortgage-related entities	82,960	Enterprise Value	Equity Price-to-Book(4)	0.4x	2.6x	2.3x
Investment in unconsolidated entities—Other	266,762	Enterprise Value	Net Asset Value	n/a	n/a	n/a
	349,722
Loan Purchase Commitments	(6,443)	Transaction Price	Yield	5.6%	7.0%	6.1%
Total return swaps	54	Discounted Cash Flows	Yield	22.7%	22.7%	22.7%
Credit default swaps on asset-backed securities	(2)	Net Discounted Cash Flows	Projected Collateral Prepayments	22.9%	22.9%	22.9%
			Projected Collateral Losses	8.6%	8.6%	8.6%
			Projected Collateral Recoveries	12.3%	12.3%	12.3%
Other secured borrowings, at fair value(2)	(3,125,332)	Market Quotes	Non Binding Third-Party Valuation	$0.50	$100.00	$93.00
			Yield	4.5%	59.1%	5.6%
			Projected Collateral Prepayments	1.9%	77.6%	49.6%
HMBS-related obligations, at fair value	(10,765,668)	Discounted Cash Flows	Yield	2.6%	6.1%	4.0%
			Conditional Prepayment Rate	6.9%	39.3%	7.6%
Unsecured borrowings, at fair value	(638,644)	Market Quotes	Non Binding Third-Party Valuation	$81.50	$99.10	$96.40
(1)Shown in basis points.
(2)Securitized residential mortgage loans, Reverse Mortgage Loans—Securitized Proprietary, and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(3)Includes $61.9 million of non-performing securitized residential mortgage loans.
(4)Represents an estimation of where market participants might value an enterprise on a price-to-book basis. For the range minimum, the range maximum, and the weighted average price-to-book ratio, excludes investments in unconsolidated entities with a total fair value of $0.6 million. Including such investments, the weighted average price-to-book ratio was 2.3x.

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

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS and ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of March 31, 2026 and December 31, 2025.
March 31, 2026:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$4,874	$(16)	$4,858	$25	$(104)	$4,779	3.50%	3.68%	2.42
30-year fixed-rate mortgages	204,988	(471)	204,517	1,928	(14,469)	191,976	3.92%	3.62%	7.24
Reverse mortgages	567	31	598	—	(38)	560	4.44%	2.77%	3.98
Interest only securities	n/a	n/a	13,985	1,428	(402)	15,011	1.50%	11.22%	4.46
Non-Agency RMBS	288,054	(74,299)	213,755	22,509	(7,467)	228,797	5.03%	8.74%	3.88
CMBS	69,251	(25,806)	43,445	638	(16,541)	27,542	3.96%	7.92%	3.46
Non-Agency interest only securities	n/a	n/a	263,794	13,518	(17,979)	259,333	0.80%	15.01%	3.39
CLOs	n/a	n/a	130,753	617	(22,279)	109,091	2.78%	11.41%	7.32
ABS	n/a	n/a	112,440	6,254	(3,815)	114,879	3.18%	12.14%	2.97
ABS backed by consumer loans	159,813	(101,524)	58,289	390	(4,999)	53,680	12.00%	8.13%	1.67
Corporate debt	69,153	(49,685)	19,468	3,714	(3,177)	20,005	0.08%	—%	2.78
Corporate equity	n/a	n/a	10,556	3,799	(2,379)	11,976	n/a	n/a	n/a
U.S. Treasury securities	100,058	41	100,099	41	(944)	99,196	4.00%	3.95%	7.16
Total Long	896,758	(251,729)	1,176,557	54,861	(94,593)	1,136,825	5.43%	9.41%	4.74
Short:
U.S. Treasury securities	(299,898)	(378)	(300,276)	3,060	(15)	(297,231)	3.92%	3.86%	6.22
Total Short	(299,898)	(378)	(300,276)	3,060	(15)	(297,231)	3.92%	3.86%	6.22
Total	$596,860	$(252,107)	$876,281	$57,921	$(94,608)	$839,594	5.05%	8.25%	5.05
(1)Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the coupon rates or loan rates on the underlying collateral.
(2)Total long, total short, and total weighted average coupon exclude interest only securities, CLOs, asset-backed securities, and corporate equity.
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
The following tables detail weighted average life of the Company's Agency RMBS as of March 31, 2026 and December 31, 2025.
March 31, 2026:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$3,711	$3,705	3.50%	$4,585	$4,266	1.65%
Greater than three years and less than seven years	76,299	79,085	4.73%	7,742	7,177	1.86%
Greater than seven years and less than eleven years	117,305	127,183	3.43%	2,684	2,542	0.64%
Total	$197,315	$209,973	3.91%	$15,011	$13,985	1.50%
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
The following tables detail weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of March 31, 2026 and December 31, 2025.
March 31, 2026:

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$146,647	$133,428	4.04%	$181,228	$193,427	1.53%	$142,853	$156,824	4.54%
Greater than three years and less than seven years	68,595	70,444	6.68%	60,850	58,612	0.35%	98,247	98,434	4.54%
Greater than seven years and less than eleven years	29,271	41,597	4.76%	16,540	11,057	0.18%	55,916	65,078	1.02%
Greater than eleven years	11,826	11,731	6.60%	715	698	1.10%	639	614	5.80%
Total	$256,339	$257,200	4.83%	$259,333	$263,794	0.80%	$297,655	$320,950	4.16%
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

The following table details the components of interest income by security type for the three-month periods ended March 31, 2026 and 2025:

	Three-Month Period Ended
(In thousands)	March 31, 2026			March 31, 2025
Security Type	Coupon Interest(1)	Net Amortization	Interest Income	Coupon Interest(1)	Net Amortization	Interest Income
Agency RMBS	$3,280	$(886)	$2,394	$3,894	$246	$4,140
Non-Agency RMBS and CMBS	34,591	(20,115)	14,476	15,399	(6,735)	8,664
CLOs	3,825	(393)	3,432	3,162	(1,326)	1,836
Other securities(2)	9,478	(4,365)	5,113	7,442	(1,704)	5,738
Total	$51,174	$(25,759)	$25,415	$29,897	$(9,519)	$20,378
(1)Coupon interest includes distributions on interest-only and equity tranches.
(2)Other securities includes ABS, corporate debt and equity, and U.S. Treasury securities.
For the three-month periods ended March 31, 2026 and 2025, the Catch-Up Amortization Adjustment was $21 thousand and $0.9 million, respectively.
The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three-month periods ended March 31, 2026 and 2025.

(In thousands)	Three-Month Period Ended March 31, 2026
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$6,874	$642	$(3)	$639
Non-Agency RMBS and CMBS	47,744	3,396	(155)	3,241
CLOs	33,129	272	(534)	(262)
Other securities(3)	195,649	2,835	(2,346)	489
Total	$283,396	$7,145	$(3,038)	$4,107
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(3.2) million for the three-month period ended March 31, 2026, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities' cost basis to be uncollectible.
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
The following tables present the fair value and gross unrealized losses of the Company's long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost basis, by length of time that such securities have been in an unrealized loss position at March 31, 2026 and December 31, 2025.
March 31, 2026:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$3,111	$(154)	$115,958	$(14,501)	$119,069	$(14,655)
Non-Agency RMBS and CMBS	71,013	(5,999)	30,419	(6,750)	101,432	(12,749)
CLOs	39,543	(2,899)	312	(63)	39,855	(2,962)
Other securities(1)	104,207	(4,062)	3,437	(1,526)	107,644	(5,588)
Total	$217,874	$(13,114)	$150,126	$(22,840)	$368,000	$(35,954)
(1)Other securities includes ABS, U.S. Treasury securities, and corporate debt and equity securities.

December 31, 2025:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$1,095	$(106)	$119,269	$(14,236)	$120,364	$(14,342)
Non-Agency RMBS and CMBS	33,264	(2,056)	19,314	(3,693)	52,578	(5,749)
CLOs	18,099	(1,054)	605	(597)	18,704	(1,651)
Other securities(1)	13,169	(4,162)	2,889	(901)	16,058	(5,063)
Total	$65,627	$(7,378)	$142,077	$(19,427)	$207,704	$(26,805)
(1)Other securities includes ABS, U.S. Treasury securities, and corporate debt and equity securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of March 31, 2026 and December 31, 2025, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $43.1 million and $42.3 million, respectively, related to adverse changes in estimated future cash flows on its securities.
The Company has determined for certain securities that a portion of such securities' cost basis is not collectible. For the three-month periods ended March 31, 2026 and 2025, the Company recognized realized losses on these securities of $(3.2) million and $(2.5) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, corporate, and reverse mortgage loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026		December 31, 2025
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$3,863,111	$3,748,165	$3,739,813	$3,643,094
Commercial mortgage loans	623,924	623,196	648,592	640,712
Consumer loans	154	135	190	159
Corporate loans	32,138	31,479	25,767	25,366
Reverse mortgage loans	12,128,018	12,990,186	11,586,369	12,331,316
Total	$16,647,345	$17,393,161	$16,000,731	$16,640,647
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
The following table provides details, by loan type, for residential and commercial mortgage and consumer loans that are 90 days or more past due as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$244,701	$222,339	$276,604	$256,244
Commercial mortgage loans	35,889	35,168	64,770	64,050
Consumer loans	9	4	15	7

Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of March 31, 2026 and December 31, 2025.
March 31, 2026:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$3,863,111	$50,973	$3,914,084	$9,988	$(175,907)	$3,748,165	7.11%	6.72%	5.23
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.594 billion of non-QM loans and residential transition loans (or "RTL") that have been securitized and are held in consolidated securitization trusts. Such loans had $(142.0) million of gross unrealized losses. See Residential Mortgage Loan Securitizations in Note 13 for additional information.
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
(2)Includes $1.547 billion of non-QM loans and RTL that have been securitized and are held in consolidated securitization trusts. Such loans had $(136.1) million of gross unrealized losses. See Residential Mortgage Loan Securitizations in Note 13 for additional information.

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of March 31, 2026 and December 31, 2025:

Property Location	March 31, 2026	December 31, 2025
North America:
United States:
California	26.4%	25.5%
Florida	16.3%	17.1%
Texas	9.4%	9.1%
New Jersey	3.8%	3.9%
Arizona	3.7%	3.4%
Utah	2.9%	3.2%
North Carolina	2.6%	2.2%
Pennsylvania	2.6%	2.8%
Washington	2.6%	2.5%
Georgia	2.4%	2.6%
Tennessee	2.3%	1.6%
Illinois	2.0%	2.1%
New York	2.0%	2.4%
Colorado	1.8%	1.8%
South Carolina	1.8%	1.7%
Nevada	1.6%	1.6%
Oregon	1.6%	1.8%
Massachusetts	1.2%	1.6%
Connecticut	1.1%	1.1%
Virginia	1.1%	1.0%
Ohio	1.0%	1.1%
Other	8.8%	8.9%
	99.0%	99.0%
Europe:
United Kingdom	1.0%	1.0%
	100.0%	100.0%
The following table presents information on the Company's non-performing and re-performing residential mortgage loans, as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$21,710	$20,555	$23,062	$22,148
Non-performing	234,620	212,807	266,485	246,586
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis.
As of March 31, 2026 and December 31, 2025, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $131.0 million and $133.3 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of March 31, 2026 and December 31, 2025:
March 31, 2026:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$623,924	$(883)	$623,041	$162	$(7)	$623,196	8.86%	8.82%	1.29
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $35.2 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of March 31, 2026 and December 31, 2025:

Property Location by U.S. State	March 31, 2026	December 31, 2025
Florida	28.2%	24.3%
New York	26.8%	19.9%
Texas	13.3%	11.5%
New Jersey	4.7%	8.0%
South Carolina	3.1%	6.1%
Louisiana	2.8%	2.7%
Pennsylvania	2.3%	2.2%
Virginia	2.3%	4.4%
Connecticut	1.8%	1.8%
Kentucky	1.8%	—%
North Carolina	1.8%	1.8%
Washington	1.6%	1.5%
Georgia	1.4%	2.8%
Illinois	1.4%	3.8%
Mississippi	1.4%	1.3%
Tennessee	1.1%	1.0%
Maryland	1.0%	1.0%
Minnesota	1.0%	—%
Michigan	—%	1.9%
Colorado	—%	1.8%
Other	2.2%	2.2%
	100.0%	100.0%
As of March 31, 2026, the Company had five non-performing commercial mortgage loans with an unpaid principal balance and fair value of $35.9 million and $35.2 million, respectively. As of December 31, 2025, the Company had seven non-

performing commercial mortgage loans with an unpaid principal balance and fair value of $64.8 million and $64.1 million, respectively.
As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of March 31, 2026 and December 31, 2025, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $7 thousand and $0.4 million, respectively, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
As of March 31, 2026 the Company had three commercial mortgage loans in the process of foreclosure; such loans had an unpaid principal balance and fair value of $23.8 million and $23.8 million, respectively. As of December 31, 2025, the Company did not have any commercial mortgage loans in the process of foreclosure.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of March 31, 2026 and December 31, 2025:
March 31, 2026:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Life (Years)(1)	Delinquency (Days)
Consumer loans, held-for-investment	$154	$163	$317	$22	$(204)	$135	0.89	9
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of March 31, 2026 and December 31, 2025.

Days Past Due	March 31, 2026	December 31, 2025
Current	86.9%	78.1%
30-59 Days	6.2%	9.5%
60-89 Days	0.9%	4.2%
90-119 Days	6.0%	8.2%
	100.0%	100.0%
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of both March 31, 2026 and December 31, 2025, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.2 million on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the three-month period ended March 31, 2026, the Company recognized realized losses on these loans of $(21) thousand; no such losses were recognized during the three-month period ended March 31, 2025.

Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of March 31, 2026 and December 31, 2025:
March 31, 2026:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$32,138	$(1,012)	$31,126	$544	$(191)	$31,479	8.45%	1.15
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$25,767	$(912)	$24,855	$511	$—	$25,366	11.31%	2.32
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
As described in Note 2, the Company evaluates the cost basis of its corporate loans for impairment on at least a quarterly basis. As of March 31, 2026, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.2 million on its corporate loans.
Reverse Mortgage Loans
The tables below detail certain information regarding the Company's reverse mortgage loans as of March 31, 2026 and December 31, 2025.
March 31, 2026:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans(1)	$10,345,883	$11,056,873	5.78%	4.72
Proprietary reverse mortgage loans	1,782,135	1,933,313	9.47%	19.03
Total reverse mortgage loans, held-for-investment	12,128,018	12,990,186	6.32%	6.85
(1)Includes unpoolable HECM loans with an unpaid principal balance of $53.8 million.
December 31, 2025:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans(1)	$10,081,026	$10,690,598	5.89%	4.77
Proprietary reverse mortgage loans	1,505,343	1,640,718	9.56%	15.99
Total reverse mortgage loans, held-for-investment	11,586,369	12,331,316	6.36%	6.26
(1)Includes unpoolable HECM loans with an unpaid principal balance of $59.1 million.
During the three-month period ended March 31, 2025, the Company transferred proprietary reverse mortgage loans held-for-sale with an unpaid principal balance of $97.4 million to held-for-investment.
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
The following table provides details on the Company's unpoolable HECM loans as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026		December 31, 2025
Unpoolable HECM Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
ABOs	$23,568	$21,669	$29,757	$28,468
NABOs	23,682	19,857	23,169	19,011
Other HECM loans(1)	6,567	6,568	6,142	6,149
Total unpoolable HECM loans	$53,817	$48,094	$59,068	$53,628
(1)Includes HECM tail loans where the borrower is not in compliance with the terms of the underlying loan.
As of March 31, 2026, the Company had $572.6 million in unpaid principal balance of inactive reverse mortgage loans, of which $518.0 million related to HECM loans and the remainder related to proprietary reverse mortgage loans. As of December 31, 2025, the Company had $520.1 million in unpaid principal balance of inactive reverse mortgage loans, of which $469.2 million related to HECM loans and the remainder related to proprietary reverse mortgage loans.

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's reverse mortgage loans as a percentage of total outstanding unpaid principal balance, as of March 31, 2026 and December 31, 2025.

Property Location by U.S. State	March 31, 2026	December 31, 2025
California	30.0%	29.9%
Florida	8.9%	8.9%
Colorado	6.5%	6.6%
Arizona	6.1%	6.2%
Washington	5.2%	5.2%
Texas	4.9%	4.9%
Utah	4.9%	4.9%
Oregon	2.8%	2.8%
New York	2.8%	2.7%
Idaho	2.5%	2.5%
North Carolina	2.2%	2.2%
Massachusetts	2.2%	2.2%
Nevada	2.1%	2.1%
Georgia	1.7%	1.7%
Tennessee	1.5%	1.6%
New Jersey	1.5%	1.4%
South Carolina	1.4%	1.4%
Virginia	1.4%	1.4%
Ohio	1.2%	1.3%
Pennsylvania	1.0%	1.0%
Other	9.2%	9.1%
	100.0%	100.0%
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
As of March 31, 2026, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.6 billion, and the fair value of such Reverse MSRs was $30.2 million. As of December 31, 2025, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.7 billion, and the fair value of such Reverse MSRs was $28.9 million.
The fair value of the Company's MSRs is driven by the net cash flows associated with servicing activities, which include contractually specified servicing fees, late fees, and other ancillary servicing revenue. For the three-month periods ended March 31, 2026 and 2025, the Company recognized a gain (loss) related to its Reverse MSRs of $1.3 million and $(0.2) million, respectively, which is included in Other, net, on the Consolidated Statement of Operations.

7. Forward MSR-related Investments
The Company does not hold the requisite licenses to purchase or hold MSRs on forward mortgage loans ("Forward MSRs") directly. The Company, through certain of its subsidiaries, is party to various agreements (the "Forward MSR Agreements") with a licensed, government-sponsored enterprise ("GSE") approved residential mortgage loan servicer (the "Forward MSR Master Servicer") that enable the Company to participate in the economic returns of a portfolio of Forward MSRs (the "Forward MSR-related investments"). Under the Forward MSR Agreements, MSRs are purchased by the Forward MSR Master Servicer (the "Underlying Forward MSRs") with funding obtained through financing transactions with the Company. Under the terms of the Forward MSR Agreements, for an MSR acquired by the Forward MSR Master Servicer, the Company: (i) purchases the excess servicing spread from the Forward MSR Master Servicer, which entitles the Company to monthly distributions of the servicing fees collected by the Forward MSR Master Servicer in excess of 12.5 basis points per annum (the "Excess Servicing Spread"), and (ii) enters into an agreement with the parent of the Forward MSR Master Servicer (the "Base MSR Counterparty") that references the Underlying Forward MSRs (the "Base MSR Agreement").
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
Under certain circumstances, the Company can direct the Forward MSR Master Servicer to finance all or some of the Underlying Forward MSRs, alongside other similar MSRs that the Forward MSR Master Servicer oversees on behalf of third parties unrelated to the Company. Proceeds from such financing are distributed to the Company and must be repaid by the Company upon repayment of corresponding financing by the Forward MSR Master Servicer. As of both March 31, 2026 and December 31, 2025, the fair value of the Forward MSR-related investments takes into account the MSR Master Servicer's $93.5 million of outstanding borrowings for the benefit of the Company, which were secured by the Underlying Forward MSRs.
The Company has elected the FVO for its investments under the Forward MSR Agreements which are reflected in Forward MSR-related investments, at fair value, on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Other, net.
As of March 31, 2026 and December 31, 2025, the fair value of the Company's investments in Forward MSR-related investments was $72.8 million and $77.9 million, respectively. The following table presents activity related to Company’s investments in Forward MSR-related investments for the three-month periods ended March 31, 2026 and 2025.

	Three-Month Period Ended
(In thousands)	March 31, 2026	March 31, 2025
Forward MSR-related investments, at fair value, beginning balance	$77,852	$77,848
Distributions	(7,289)	(8,041)
Accretion of interest income	2,742	2,654
Change in unrealized gain (loss)	(481)	14,742
Forward MSR-related investments, at fair value, ending balance	$72,824	$87,203
8. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of March 31, 2026 and December 31, 2025, the Company's investments in unconsolidated entities had an aggregate fair value of $349.7 million and $312.4 million, respectively, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of March 31, 2026 and December 31, 2025, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $274.6 million and $240.2 million, respectively.

For the three-month periods ended March 31, 2026 and 2025, the Company recognized Earnings (losses) from investments in unconsolidated entities of $17.6 million and $8.3 million, respectively. Gains (losses) recognized from the Company's investments in unconsolidated entities are included in Earnings (losses) from investments in unconsolidated entities, on its Consolidated Statement of Operations.
The following table provides details about the Company's investments in unconsolidated entities as of March 31, 2026 and December 31, 2025:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity(1)	Form of Investment	March 31, 2026	December 31, 2025
Loan Originators:
LendSure Mortgage Corp.(2)	Common shares	63.1%	63.1%
Other(1)	Various	10.0%–50.0%	10.0%–50.0%
Co-investments with Ellington affiliates:
Elizon DB 2015-1 LLC(3)(4)	Membership Interest	31.7%	30.0%
Elizon NM CRE 2020-1 LLC(3)(5)	Membership Interest	30.5%	16.8%
Elizon CH CRE 2021-1 LLC(3)(6)	Membership Interest	28.2%	33.0%
Equity investments in securitization-related vehicles, including risk retention vehicles(7)	Membership Interest	24.6%–92.2%	24.6%–86.1%
Other:
Other(3)	Various	21.0%–79.0%	12.5%–79.0%
(1)See Note 16 for additional details on the Company's related party transactions.
(2)As of March 31, 2026 and December 31, 2025, includes both voting and non-voting equity interests held by the Company. See Note 16 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(4)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 64.0% and 65.1% as of March 31, 2026 and December 31, 2025, respectively.
(5)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 73.9% and 78.1% as of March 31, 2026 and December 31, 2025, respectively.
(6)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 71.4% and 68.6% as of March 31, 2026 and December 31, 2025, respectively.
(7)Includes interests in various risk retention vehicles, as discussed in Note 13. The Company evaluated its interest in each entity in accordance with ASC 810, and has determined that the Company does not control these entities. As a result, the Company has not consolidated these entities. See Note 13 for additional details on the Company's securitization transactions.

9. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the three-month periods ended March 31, 2026 and 2025:

	Three-Month Periods Ended
	March 31, 2026		March 31, 2025
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2025 and 2024, respectively)	177	$75,548	117	$46,661
Transfers from mortgage loans	69	43,237	48	31,255
Capital expenditures and other adjustments to cost		391		(42)
Adjustments to record at the lower of cost or fair value		(3,280)		(4,480)
Dispositions	(47)	(14,729)	(30)	(7,947)
Ending Balance (March 31, 2026 and 2025, respectively)	199	$101,167	135	$65,447
During the three-month period ended March 31, 2026, the Company sold 47 REO properties, realizing a net gain (loss) of approximately $(3.1) million. During the three-month period ended March 31, 2025, the Company sold 30 REO properties, realizing a net gain (loss) of approximately $(0.9) million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Consolidated Statement of Operations. As of both March 31, 2026 and December 31, 2025, the Company's REO had primarily been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $55.2 million and $41.7 million were measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025, respectively.

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
The following table details the fair value of the Company's holdings of financial derivatives as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$34	$87
TBA securities sale contracts	4,585	170
Fixed payer interest rate swaps	98,514	76,670
Fixed receiver interest rate swaps	36,632	52,228
Credit default swaps on asset-backed indices	2,207	2,206
Credit default swaps on corporate bond indices	1,348	4,621
Options	7,858	5,607
Futures	1,534	1,095
Forwards	67	14
Total return swaps	54	24
Warrants	1	1
Total financial derivatives–assets, at fair value	152,834	142,723
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(329)	(54)
TBA securities sale contracts	(1,277)	(544)
Fixed payer interest rate swaps	(5,250)	(13,411)
Fixed receiver interest rate swaps	(31,502)	(13,386)
Credit default swaps on asset-backed securities	(2)	(2)
Credit default swaps on corporate bonds	(134)	(155)
Credit default swaps on corporate bond indices	(5,285)	(25,407)
Options	(2,978)	—
Futures	(527)	(45)
Forwards	(90)	(69)
Total financial derivatives–liabilities, at fair value	(47,374)	(53,073)
Total	$105,460	$89,650

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of March 31, 2026 and December 31, 2025:
March 31, 2026:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$222,763	$221	3.73%	3.68%	0.49
2027	3,163,780	20,832	3.42	3.68	1.42
2028	2,297,581	8,551	3.47	3.52	2.01
2029	194,286	3,633	3.07	3.68	3.40
2030	725,850	10,349	3.33	3.68	4.44
2031	473,246	19,431	2.82	3.64	5.01
2032	173,815	7,914	2.80	3.68	6.32
2033	214,125	7,453	3.15	3.68	6.94
2034	51,656	1,638	3.38	3.68	8.42
2035	306,038	1,958	3.76	3.68	9.26
2036	251,744	2,806	3.71	3.55	9.94
2037	35,000	4,524	2.61	3.68	11.37
2038	12,500	(426)	4.29	3.68	12.51
2039	11,322	173	3.85	3.68	13.44
2040	92,817	551	3.98	3.68	14.21
2041	52,605	(53)	4.06	3.68	14.97
2045	12,500	95	4.07	3.68	19.05
2050	500	247	0.98	3.64	24.57
2053	2,780	375	3.32	3.68	27.75
2054	1,095	66	3.76	3.68	28.73
2055	116,522	2,609	3.98	3.68	29.45
2056	48,510	317	4.07	3.22	29.95
Total	$8,461,035	$93,264	3.42%	3.63%	3.77

December 31, 2025:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$288,763	$(207)	3.78%	3.87%	0.70
2027	4,582,588	(920)	3.48	3.87	1.66
2028	483,753	3,341	3.22	3.87	2.56
2029	248,214	2,879	3.09	3.87	3.65
2030	779,845	4,879	3.34	3.87	4.69
2031	157,766	17,798	1.51	3.87	5.45
2032	173,815	8,916	2.80	3.87	6.57
2033	240,259	8,205	3.20	3.87	7.23
2034	235,312	6,594	3.35	3.87	8.72
2035	664,582	1,524	3.75	3.87	9.59
2036	1,102	273	1.19	3.87	10.13
2037	45,000	4,753	2.81	3.87	11.66
2038	32,500	(258)	4.01	3.87	12.67
2039	11,322	173	3.85	3.87	13.69
2040	125,645	658	3.98	3.87	14.51
2045	12,500	115	4.07	3.87	19.30
2050	500	248	0.98	3.64	24.82
2053	2,780	388	3.32	3.87	27.99
2054	3,874	223	3.81	3.87	28.99
2055	133,654	3,677	3.99	3.87	29.69
Total	$8,223,774	$63,259	3.42%	3.87%	4.03

The following tables provide information about the Company's fixed receiver interest rate swaps as of March 31, 2026 and December 31, 2025:
March 31, 2026:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$36,712	$219	3.68%	4.78%	0.12
2027	1,266,069	(6,226)	3.68	3.49	1.42
2028	1,993,432	(1,631)	3.68	3.58	2.09
2029	477,084	11,817	3.68	4.37	3.05
2030	630,598	2,538	3.68	3.74	4.31
2031	369,085	(2,511)	3.66	3.47	4.89
2032	51,190	(1,018)	3.68	3.39	6.49
2033	182,564	4,928	3.68	4.13	7.57
2034	28,103	446	3.68	3.98	8.05
2035	415,269	2,572	3.68	3.90	9.10
2036	278,165	(1,069)	3.19	3.80	9.89
2038	28,360	(1,257)	3.68	3.54	12.73
2039	5,637	(131)	3.68	3.76	12.95
2040	73,812	(1,099)	3.68	3.91	14.35
2041	51,600	45	3.59	4.06	14.92
2050	500	(258)	3.68	0.90	24.57
2053	9,111	(1,220)	3.68	3.33	27.74
2054	7,004	(567)	3.68	3.65	28.62
2055	63,845	(775)	3.68	4.04	29.62
2056	39,402	327	3.68	4.16	29.87
Total	$6,007,542	$5,130	3.66%	3.71%	4.36

December 31, 2025:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$409,789	$2,109	3.87%	4.75%	0.18
2027	2,198,911	1,264	3.87	3.44	1.77
2028	667,324	8,294	3.87	3.82	2.74
2029	477,084	15,486	3.87	4.37	3.29
2030	775,880	8,178	3.87	3.72	4.56
2031	5,485	(117)	3.87	3.14	5.72
2032	80,390	(1,051)	3.87	3.38	6.73
2033	172,564	6,043	3.87	4.15	7.86
2034	163,483	1,485	3.87	3.84	8.54
2035	865,242	3,483	3.87	3.83	9.43
2038	29,938	(1,251)	3.87	3.54	12.98
2039	5,637	(139)	3.87	3.76	13.19
2040	105,198	(1,551)	3.87	3.90	14.66
2050	500	(258)	3.87	0.90	24.82
2053	9,111	(1,263)	3.87	3.33	27.99
2054	7,004	(606)	3.87	3.65	28.87
2055	82,955	(1,264)	3.87	4.06	29.89
Total	$6,056,495	$38,842	3.87%	3.78%	4.51
Credit Default Swaps
The following table provides information about the Company's credit default swaps as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$182	$15	11.75	$190	$9	11.99
Credit default swaps on corporate bond indices	57,750	1,348	1.07	165,010	4,621	3.69
Short:
Credit default swaps on asset-backed indices	(25,592)	2,192	32.86	(26,693)	2,197	33.05
Liability:
Short:
Credit default swaps on asset-backed securities	(46)	(2)	9.49	(46)	(2)	9.74
Credit default swaps on corporate bonds	(13,000)	(134)	1.22	(13,000)	(155)	1.47
Credit default swaps on corporate bond indices	(231,000)	(5,285)	4.15	(1,034,704)	(25,407)	4.76
	$(211,706)	$(1,866)	5.74	$(909,243)	$(18,737)	5.74
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Short Contracts:
U.S. Treasury futures	$(130,600)	$1,534	2.99	$(207,400)	$1,095	2.64
Liabilities:
Long Contracts:
U.S. Treasury futures	—	—	—	1,900	(35)	2.63
Short Contracts:
U.S. Treasury futures	(96,300)	(527)	2.63	(49,800)	(10)	3.00
Total, net	$(226,900)	$1,007	2.84	$(255,300)	$1,050	2.71
Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	109	$1	n/a	109	$1	n/a
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

As of March 31, 2026 and December 31, 2025, the Company had outstanding TBA purchase and sale contracts as follows:

	March 31, 2026				December 31, 2025
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$82,877	$82,347	$82,381	$34	$25,044	$23,572	$23,659	$87
Liabilities	48,960	46,522	46,193	(329)	64,444	61,685	61,631	(54)
	131,837	128,869	128,574	(295)	89,488	85,257	85,290	33
Sale contracts:
Assets	(412,578)	(412,087)	(407,502)	4,585	(122,997)	(117,545)	(117,375)	170
Liabilities	(467,820)	(455,830)	(457,107)	(1,277)	(205,377)	(206,488)	(207,032)	(544)
	(880,398)	(867,917)	(864,609)	3,308	(328,374)	(324,033)	(324,407)	(374)
Total TBA securities, net	$(748,561)	$(739,048)	$(736,035)	$3,013	$(238,886)	$(238,776)	$(239,117)	$(341)
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
Options
The following tables provide information about the Company's options contracts as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
Type	Notional Amount	Fair Value	Months to Expiration	Notional Amount	Fair Value	Months to Expiration
	(In thousands)			(In thousands)
Long put options on listed indices	$5,486	$7,858	8.44	$8,575	$5,607	7.20
Short put options on listed indices	(522)	(2,978)	7.29	—	—	—
Total put options	$4,964	$4,880	8.34	$8,575	$5,607	7.20

Gains and losses on the Company's derivative contracts for the three-month periods ended March 31, 2026 and 2025 are summarized in the tables below:

		Three-Month Period Ended March 31, 2026
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$9,131	$6,105	$15,236	$(2,263)	$633	$(1,630)
Credit default swaps on asset-backed indices	Credit		(118)	(118)		—	—
Credit default swaps on corporate bond indices	Credit		1,527	1,527		(535)	(535)
Credit default swaps on corporate bonds	Credit		(32)	(32)		21	21
TBAs	Interest Rate		4,758	4,758		3,354	3,354
Futures	Interest Rate		3,405	3,405		(43)	(43)
Forwards	Currency		638	638		33	33
Total return swaps	Credit		7	7		30	30
Options	Credit		(6,249)	(6,249)		5,812	5,812
Total		$9,131	$10,041	$19,172	$(2,263)	$9,305	$7,042

		Three-Month Period Ended March 31, 2025
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$10,818	$2,158	$12,976	$(2,087)	$(25,596)	$(27,683)
Credit default swaps on asset-backed indices	Credit		201	201		(114)	(114)
Credit default swaps on corporate bond indices	Credit		(132)	(132)		3,183	3,183
Credit default swaps on corporate bonds	Credit		(8)	(8)		(14)	(14)
TBAs	Interest Rate		72	72		(614)	(614)
Futures	Interest Rate		(1,042)	(1,042)		(1,802)	(1,802)
Forwards	Currency		(426)	(426)		(222)	(222)
Warrants	Credit		—	—		(8)	(8)
Options	Credit		—	—		159	159
Total		$10,818	$823	$11,641	$(2,087)	$(25,028)	$(27,115)

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three-month period ended March 31, 2026 and the year ended December 31, 2025:

Derivative Type	Three-Month Period Ended March 31, 2026	Year Ended December 31, 2025
	(In thousands)
Interest rate swaps	$14,831,307	$11,501,990
Credit default swaps	830,492	1,164,093
TBAs	785,132	401,288
Futures	224,625	213,100
Forwards	34,549	22,082
Options	5,041	6,382
Total return swaps	2,857	428
Warrants	109	105
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of March 31, 2026 and December 31, 2025, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (CMBX and ABX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at March 31, 2026 and December 31, 2025 are summarized below:

Credit Derivatives	March 31, 2026	December 31, 2025
(In thousands)
Fair Value of Written Credit Derivatives, Net	$1,363	$4,630
Notional Value of Written Credit Derivatives(1)	57,932	165,200
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of March 31, 2026, the implied credit spreads on the Company's outstanding written credit derivative ranged from 236 to 365 basis points as compared to 50 to 316 basis points as of December 31, 2025. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of March 31, 2026 and December 31, 2025 was $2.2 million and $4.6 million, respectively.

11. Other Assets
The following table provides additional details of the Company's assets included in Other assets on the Consolidated Balance Sheet at March 31, 2026 and December 31, 2025.

Other Assets	March 31, 2026	December 31, 2025
	(In thousands)
Prepaid expenses, advances, and deferred offering costs	$6,025	$6,804
Leases—right of use assets(1)	3,882	3,992
Prepaid scheduled draws on reverse mortgage loans and amounts due from sub-servicer	4,379	3,620
Accounts receivable	7,997	7,449
Intangible assets	1,778	1,786
Certificates of deposit, security deposits, and escrow cash	1,290	853
Property and equipment(2)	1,060	868
Receivables and claims related to reverse mortgage loans repurchased from HMBS(3)	1,786	1,074
	$28,197	$26,446
(1)See Note 24 for additional details on the Company's leases and ROU assets.
(2)Net of accumulated depreciation.
(3)Represents receivables from third-parties and claims to HUD related to loans repurchased from HMBS. See Note 13, Issuance of HMBS for discussion on the maximum claim amount related to reverse mortgage loans in HMBS.
The Company has identified and recognized various intangible assets. The following table details the Company's intangible assets as of March 31, 2026 and December 31, 2025.

	March 31, 2026				December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(In thousands)			(In months)	(In thousands)			(In months)
Intangible Asset:
Trademarks/trade names	$1,200	$—	$1,200	Indefinite	$1,200	$—	$1,200	Indefinite
Customer relationships	700	(122)	578	240	700	(114)	586	240
Total identified intangible assets	$1,900	$(122)	$1,778		$1,900	$(114)	$1,786
The following table summarizes changes in the net carrying value of the Company's intangible assets for the three-month periods ended March 31, 2026 and 2025.

	Three-Month Period Ended March 31, 2026
(In thousands)	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets: Balance—December 31, 2025	$1,200	$586	$1,786
Accumulated Amortization	—	(8)	(8)
Net carrying value of intangible assets: Balance—March 31, 2026	1,200	578	1,778

	Three-Month Period Ended March 31, 2025
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets: Balance—December 31, 2024	$350	$1,200	$621	$2,171
Accumulated Amortization	(117)	—	(8)	(125)
Net carrying value of intangible assets: Balance—March 31, 2025	$233	$1,200	$613	$2,046

The following table summarizes the Company's estimated future amortization expense on its intangible assets.

March 31, 2026
(In thousands)
2026	$27
2027	35
2028	35
2029	35
2030	35
Thereafter	411
Total	$578
12. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025. See Note 13 and Note 16 for additional information on the Company's consolidated VIEs.

(In thousands)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$2,017	$603
Restricted cash	28,296	134,685
Securities, at fair value	53,680	53,087
Loans, at fair value	6,118,827	5,614,700
Forward MSR-related investments, at fair value	30,691	30,691
Investments in unconsolidated entities, at fair value	116,719	101,112
Real estate owned	78,223	54,571
Investment related receivables	55,535	46,519
Other assets	1,318	3,071
Total Assets	$6,485,306	$6,039,039
Liabilities
Repurchase agreements	$1,810,180	$1,819,906
Other secured borrowings	164,377	29,220
Other secured borrowings, at fair value	3,125,332	2,945,578
Interest payable	6,588	6,386
Accrued expenses and other liabilities	1,129	2,427
Total Liabilities	5,107,606	4,803,517
Total Stockholders' Equity	1,362,083	1,214,765
Non-controlling interests	15,617	20,757
Total Equity	1,377,700	1,235,522
Total Liabilities and Equity	$6,485,306	$6,039,039
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
Pursuant to each Ellington-sponsored CLO Securitization, a newly formed securitization trust (each a "CLO Issuer") issued various classes of notes, which were in turn sold to unrelated third parties and the applicable CLO Co-Participants. The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of March 31, 2026 and December 31, 2025, the fair value of the Company's investment in the notes issued by the CLO Issuers was $1.1 million and $2.0 million, respectively. See Note 16 for further details on the Company's participation in CLO transactions.
Residential Mortgage Loan Securitizations—Non-QM, Closed-End Second Lien ("CES"), and Agency-eligible Loans
The Company has participated in securitizations of non-QM loans (each, a "non-QM securitization"), CES loans (each, a "CES securitization") and Agency-eligible loans (each, an "AE securitization"). In each case, the applicable sponsor of such securitization (the "Sponsor") transferred a pool of loans (each, a "Collateral Pool") to a wholly-owned subsidiary of such Sponsor (each, a "Depositor"), and on the closing date such Collateral Pool was deposited into a newly created securitization trust (such trusts collectively, the "Issuing Entities"). Pursuant to the securitizations, the Issuing Entities issued various classes of mortgage pass-through certificates (the "Certificates") which are backed by the cash flows from the underlying loans.
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
Notwithstanding that the Certificates carry final scheduled distribution dates in November 2059 or later, the applicable Depositor may, at its sole option, purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) the applicable anniversary of the closing date (typically two or three years) of the respective securitization or (2) the date on which the aggregate unpaid principal balance of the applicable Collateral Pool has declined below a specified percentage, as detailed in each securitization's private placement memorandum, of the aggregate unpaid principal balance of the applicable Collateral Pool as of the date as of which such loans were originally transferred to the applicable Issuing Entity. The purchase price that the Depositor is required to pay in connection with an Optional Redemption is equal to the sum of the unpaid principal balance of each class of Certificates as of the redemption date and any accrued and unpaid interest thereon. These Optional Redemption rights are held by the applicable Depositor and are deemed to give such Depositor effective control over the loans. In cases where the Depositor was a wholly-owned subsidiary of the Company, the transfers of non-QM loans to each of the Issuing Entities do not qualify as sales under ASC 860-10, and the Company continues to reflect the loans on its Consolidated Balance Sheet in Loans, at fair value. In cases where the Depositor was not wholly-owned or consolidated by the Company, the transfers of loans to the Issuing Entities did qualify as sales in accordance with ASC 860-10.
In the event that certain breaches of representations or warranties are discovered with respect to any underlying loans, the Company could be required to repurchase or replace such loans.
Each Sponsor also serves as the servicing administrator of its respective securitization; for securitizations closed prior to the second quarter of 2025 the Sponsor is entitled to receive a monthly fee for its role as servicing administrator, equal to one-twelfth of the product of (a) 0.03% and (b) the unpaid principal balance of the underlying loans as of the first day of the related due period. Each such Sponsor in its role as servicing administrator provides direction and consent for certain loss mitigation activities to the third-party servicer of the underlying loans. In certain circumstances, the servicing administrator will be required to reimburse the servicer for principal and interest advances and servicing advances made by the servicer.

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
The following table details the assets and liabilities of the Consolidated Issuing Entities included in the Company's Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Assets:
Loans, at fair value	$1,310,565	$1,354,189
Investment related receivables	8,545	4,886
Liabilities:
Other secured borrowings, at fair value	1,199,060	1,236,077
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
The following table provides details on outstanding non-consolidated residential mortgage loan securitizations in which the Company has participated during the three-month periods ended March 31, 2026 and 2025:

Issuing Entity	Risk Retention(1)	Closing Date	Principal Balance of Loans Sold By the Company	Principal Balance of Loans Sold By the Securitization Co-Participants	Total Face Amount of Certificates Issued
			(In thousands)
EFMT 2025-NQM1	Vertical	1/25	$193,569	$76,063	$269,632
EFMT 2025-CES1	Exempt	2/25	185,273	83,629	268,902
EFMT 2025-INV1	Vertical	2/25	148,189	111,518	259,707
EFMT 2025-CES2	Vertical	3/25	166,527	123,589	290,116
EFMT 2026-CES1	Exempt	1/26	85,274	136,540	221,814
EFMT 2026-AE1(2)	Vertical	2/26	231,322	94,418	325,740
EFMT 2026-NQM1	Vertical	2/26	478,683	88,006	566,689
EFMT 2026-INV2	Vertical	2/26	295,007	114,135	409,142
EFMT 2026-NQM3	Vertical	3/26	301,760	206,741	508,501
(1)"Exempt" indicates the securitization was exempt from the Risk Retention Rules as all contributed loans were "qualified" mortgage loans. For the securitizations for which the Sponsor is required to comply with the Risk Retention Rules, the Participated Risk Retention Vehicle purchased either the requisite amount of the most subordinated classes of Certificates ("Horizontal" risk retention), or a percentage of each of the classes of Certificates issued by the respective Issuing Entities ("Vertical" risk retention).
(2)In addition to its contribution of Agency-eligible loans, the Company also paid $20.9 million in cash to the Sponsor.

The aggregate fair value of the Company's ownership interests in the Residential Loan JV, and respective series of both the Participated Risk Retention Vehicle and Sponsor, was $91.0 million and $69.1 million as of March 31, 2026 and December 31, 2025, respectively. Such interests are included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The Company and the Securitization Co-Participants also directly purchased certain of the Certificates issued by the non-consolidated Issuing Entities; the Company subsequently sold various of these Certificates. As of March 31, 2026 and December 31, 2025, the fair value of the Company's investment in such Certificates was $232.7 million and $183.1 million, respectively, and is included on the Consolidated Balance Sheet in Securities, at fair value.
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
The securitization is subject to a reinvestment period through November 2027 (the "RTL Reinvestment Period"), absent an event of default, whereby, under various loan sale agreements, the RTL Sponsor may sell additional RTLs (the "Subsequent RTL Collateral Pool" and together with the Initial RTL Collateral Pool, the "RTL Collateral Pool") to the RTL Depositor which will then be contributed to the RTL Issuing Entity. Certain of the RTLs in the RTL Collateral Pool have commitments to advance additional funds to the underlying borrowers. As of March 31, 2026 and December 31, 2025, unfunded commitments related to the RTL Collateral Pool were $84.5 million and $55.8 million, respectively.
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

The following table details the assets and liabilities of the RTL Issuing Entity included in the Company's Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Assets:
Restricted cash	$511	$107,660
Loans, at fair value	283,092	192,975
Investment related receivables	18,949	3,127
Liabilities:
Other secured borrowings, at fair value	284,099	285,294
Investment related payables	—	644
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
The following table details the assets and liabilities of the European RMBS Issuer included in the Company's Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$1,945	$586
Restricted cash	—	1,012
Loans, at fair value	25,707	27,536
Investment related receivables	2,242	2,170
Liabilities:
Other secured borrowings, at fair value	25,769	27,600
Investment related payables	4,061	3,639
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
The following table summarizes the Co-Sponsored Securitizations in which the Company has participated during the three-month period ended March 31, 2025; the Company did not participate in such securitizations during the three-month period ended March 31, 2026:

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
In order to comply with the Risk Retention Rules, the Company retained a fixed percentage of each of the classes of Co-Sponsored Notes issued by each Co-Sponsored Issuer. Additionally, the Company and certain of the Co-Sponsor Affiliated Participants purchased certain of the Co-Sponsored Notes that are not subject to the Risk Retention Rules. As of March 31, 2026 and December 31, 2025, the fair value of the Company's investment in such Co-Sponsored Notes was $148.4 million and $161.2 million, respectively, and is included in Securities, at fair value on the Consolidated Balance Sheet.
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
The following table provides additional details for the Company's consolidated Reverse Mortgage Securitizations closed during the three-month period ended March 31, 2026; no such securitizations were closed during the three-month period ended March 31, 2025:

RM Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor	Total Face Amount of RM Notes Issued(1)
		(In thousands)
EFMT 2026-RM1	2/26	$223,023	$260,440
(1)The RM Sponsor purchased various classes of RM Notes issued by each RM Issuing Entity in order to comply with the Risk Retention Rules.
The following table details the assets and liabilities of the RM Issuing Entities included in the Company's Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Assets:	(In thousands)
Restricted cash	$26,166	$26,013
Loans, at fair value	1,629,629	1,397,835
Investment related receivables	13,884	19,893
Liabilities:
Other secured borrowings, at fair value	1,616,404	1,396,607
Issuance of HMBS
Longbridge is approved as a Title II, non-supervised direct endorsement mortgagee with HUD. Longbridge is also an approved issuer of HMBS whereby it pools HECM loans and issues HMBS securities which are sold to third-parties with only the servicing rights retained. As discussed in Note 5, HMBS are structured whereby the HMBS issuer is required to repurchase loans whenever the outstanding principal balance of such loan reaches 98% of the MCA. In accordance with ASC 860-10, the transfer of the loans to the HMBS securitization vehicle does not qualify as a sale as the Company has not surrendered control over transferred financial assets. As a result, the transfer of the loans is accounted for as secured borrowings for which the Company has elected the FVO. Such secured borrowings are included in HMBS-related obligations, at fair value, on the Consolidated Balance Sheet. The majority of the related collateral is included as a component of Loans, at fair value, on the Consolidated Balance Sheet. The Company recognizes interest expense on such HMBS-related obligations based on the stated coupon rate of the respective HMBS. Interest expense and changes in fair value are recorded in net change related to HMBS obligations, at fair value on the Consolidated Statement of Operations. During the three-month periods ended March 31, 2026 and 2025, the Company pooled HECM loans with an unpaid principal balance of $360.6 million and $357.2 million, respectively, into HMBS. As of March 31, 2026, the Company was servicing 1,062 pools of HMBS with an unpaid principal balance of $10.2 billion. As of December 31, 2025, the Company was servicing 1,028 pools of HMBS with an unpaid principal balance of $9.9 billion.
During the three-month periods ended March 31, 2026 and 2025, the Company repurchased HECM loans from HMBS pools, largely consisting of loans that had reached 98% of the MCA, with an unpaid principal balance of $55.5 million and $31.6 million, respectively.
14. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, Other secured borrowings, at fair value, and HMBS-related obligations, at fair value. As of March 31, 2026 and December 31, 2025, the Company's total secured borrowings were $17.1 billion and $16.3 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 22 and 21 counterparties as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, remaining days to maturity on the Company's open repurchase agreements ranged from 1 day to 736 days and interest rates on the Company's open repurchase agreements ranged from 2.82% to 6.94%. As of December 31, 2025, remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 636 days and interest rates on the Company's open repurchase agreements ranged from 2.79% to 7.05%.

The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS, credit assets (which can include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, commercial mortgage loans, and REO), reverse mortgage related assets, and U.S. Treasury securities by remaining maturity as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 Days or Less	$188,294	3.76%	2	$193,105	4.00%	4
31-60 Days	1,844	4.20%	53	317	4.43%	40
61-90 Days	6,421	4.23%	83	6,606	4.26%	86
151-180 Days	1,561	4.33%	163	1,663	4.41%	161
Total Agency RMBS	198,120	3.78%	7	201,691	4.01%	8
Credit Assets:
30 Days or Less	10,765	5.03%	16	40,822	5.56%	17
31-60 Days	306,556	4.37%	44	396,480	5.20%	46
61-90 Days	154,036	4.41%	79	198,525	4.47%	75
91-120 Days	500,291	4.95%	118	361,230	5.22%	115
151-180 Days	11,093	4.55%	163	11,480	4.62%	161
181-364 Days	231,786	5.72%	273	164,965	5.69%	293
> 364 Days	1,158,677	5.61%	487	1,125,943	5.66%	505
Total Credit Assets	2,373,204	5.24%	301	2,299,445	5.40%	302
Reverse Mortgage Loans and Retained RMBS:
31-60 Days	—	—%	—	9,850	5.00%	55
61-90 Days	14,939	4.90%	79	5,754	5.16%	68
121-150 Days	7,418	6.81%	126	—	—%	—
181-364 Days	141,966	6.02%	216	52,935	6.37%	284
> 364 Days	28,642	5.93%	487	52,459	5.97%	505
Total Reverse Mortgage and Retained RMBS	192,965	5.95%	233	120,998	6.03%	356
U.S. Treasury Securities:
30 Days or Less	130,683	3.71%	1	33,310	3.99%	2
Total U.S. Treasury Securities	130,683	3.71%	1	33,310	3.99%	2
Total	$2,894,972	5.12%	263	$2,655,444	5.18%	268
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of March 31, 2026 and December 31, 2025, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $3.5 billion and $3.3 billion, respectively. In addition, as of March 31, 2026 and December 31, 2025, the Company posted (received) net cash collateral of $12.0 million and $6.9 million, respectively, to its counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of total equity as of March 31, 2026 and December 31, 2025.
Other Secured Borrowings
The Company has entered into agreements, which we amended during the three-month period ended March 31, 2026, to finance a portfolio of ABS backed by consumer loans through a recourse secured revolving borrowing facility, which terminates in January 2028, whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. The facility accrues interest on a floating rate basis. As of March 31, 2026 and December 31, 2025, the Company had outstanding borrowings under this facility in the amount of $32.8 million and $29.2 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet. As of March 31, 2026, the fair value of ABS backed by consumer loans collateralizing this borrowing was $53.3 million and the effective interest rate on this facility was 6.82%. As of December 31, 2025, the fair value of ABS backed by consumer loans collateralizing this borrowing was $52.7 million and the effective interest rate on this facility was 7.19%. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both March 31, 2026 and December 31, 2025, the Company was in compliance with all of its covenants.
The Company has completed various securitization transactions, as discussed in Note 13—Consolidated non-QM Securitizations, whereby it financed portfolios of non-QM loans. As of March 31, 2026 and December 31, 2025, the fair value of the Company's outstanding liabilities associated with the Company's Consolidated Residential Mortgage Loan Securitizations was $1.20 billion and $1.24 billion, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the certificates held by third parties was 3.11% and 3.10% as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the fair value of non-QM loans held in the Consolidated Residential Mortgage Loan Securitization trusts was $1.31 billion and $1.35 billion, respectively.
The Company has completed a securitization transaction, as discussed in Note 13—Residential Mortgage Loan Securitizations—Residential Transition Loans, whereby it financed a portfolio of RTLs. As of March 31, 2026 and December 31, 2025, the fair value of the Company's outstanding liabilities associated with the Company's consolidated RTL securitization was $284.1 million and $285.3 million, respectively, representing the fair value of the securitization notes held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the notes held by third parties was 5.65% as of both March 31, 2026 and December 31, 2025. As of March 31, 2026, the Consolidated Residential Mortgage Loan Securitization trust held RTLs with a fair value of $283.1 million, restricted cash of $0.5 million, and $18.9 million of investment related receivables. As of December 31, 2025, the Consolidated Residential Mortgage Loan Securitization trust held RTLs with a fair value of $193.0 million, restricted cash of $107.7 million, and $3.1 million of investment related receivables.
The Company has completed securitization transactions, as discussed in Note 13—Proprietary Reverse Mortgage Loan Securitizations, whereby it financed portfolios of proprietary reverse mortgage loans. As of March 31, 2026 and December 31, 2025, the fair value of the Company's outstanding liabilities associated with the Company's Reverse Mortgage Securitizations was $1.62 billion and $1.40 billion, respectively, representing the fair value of the RM Notes held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the RM Notes held by third parties was 4.82% and 4.84% as of March 31, 2026 and December 31, 2025, respectively. Collateral held in the RM Issuing Entities as of March 31, 2026 includes the fair value of reverse mortgage loans of $1.63 billion, $26.2 million of cash held in securitization reserve funds, and $13.9 million of investment related receivables. Collateral held in the RM Issuing Entities as of December 31, 2025 includes the fair value of reverse mortgage loans of $1.40 billion and $26.0 million of cash held in securitization reserve funds, and $19.9 million of investment related receivables.
As discussed in Note 13—Residential Mortgage Loan Securitizations—European Residential Mortgage Loans, the Company has determined that it is the primary beneficiary of the European RMBS Issuer, resulting in consolidation. As of March 31, 2026 and December 31, 2025, the fair value of the outstanding liabilities of the European RMBS Issuer was $25.8 million and $27.6 million, respectively, representing the fair value of the European Debt Tranches held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the European Debt Tranches held by third parties was 7.23% and 7.42% as of March 31, 2026 and December 31, 2025, respectively. Collateral held in the European RMBS Issuer as of March 31, 2026, includes the fair value of residential mortgage loans of $25.7 million and $1.9 million of cash. Collateral held in the European RMBS Issuer as of December 31, 2025, includes the fair value of residential mortgage loans of $27.5 million and $1.6 million of cash.
The Company has a warehouse line of credit which it uses to finance its portfolio of reverse mortgage loans prior to them being sold or pooled into HMBS. This line of credit matures in April 2026 and accrues interest on a floating rate basis. As of March 31, 2026 and December 31, 2025, the Company had outstanding borrowings under these financing lines of $50.1 million and $77.9 million, respectively, which is included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 6.54% and 6.70% as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025 the fair value of reverse mortgage loans collateralizing this borrowing was $56.8 million and $85.3 million, respectively, which are included in Loans, at fair value on the Consolidated Balance Sheet. There are a number of covenants, including several financial covenants, associated with this line of credit; as of March 31, 2026 and December 31, 2025, the Company was in compliance with all of these covenants.

The Company entered into an agreement to finance a portfolio of HECM tail draws prior to being sold or pooled into HMBS. This facility matures in May 2026, and accrues interest on a floating-rate basis. As of March 31, 2026 and December 31, 2025, the Company's outstanding borrowings under this facility was $18.5 million and $20.7 million, respectively, which are included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 7.25% as of both March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, the fair value of HECM tail draws collateralizing this borrowing was $34.6 million and $35.2 million, respectively, which are included in Loans, at fair value on the Consolidated Balance Sheet. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both March 31, 2026 and December 31, 2025, the Company was in compliance with all of its covenants.
The Company is a party to various agreements which provide a facility for the financing of certain HECM Buyout Loans. This facility has a borrowing period that terminates in May 2026 and accrues interest on a floating-rate basis. As of March 31, 2026 and December 31, 2025, the Company's outstanding borrowings under this facility were $31.5 million and $40.5 million, respectively, which are included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 6.32% and 6.39% as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the fair value of HECM Buyout Loans collateralizing this borrowing was $34.1 million and $43.5 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of March 31, 2026 and December 31, 2025, the Company was in compliance with all of its covenants.
The Company entered into various agreements to finance certain reverse mortgage loans. This facility matures in January 2027 and accrues interest on a floating-rate basis. Under the terms of this facility, in addition to borrowings collateralized by reverse mortgage loans, the Company may also borrow up to an additional $20.0 million in the form of working capital advances. However, in the event of default, the lender can utilize any excess value of any reverse mortgage loans held as collateral to pay down any working capital advances outstanding. As of March 31, 2026 and December 31, 2025, the Company's outstanding borrowings under this facility was $131.6 million and $128.1 million, respectively; such borrowings are included on the Company's Consolidated Balance Sheet in Other secured borrowings. As of March 31, 2026, the fair value of reverse mortgage loans collateralizing these borrowings was $139.8 million and the effective interest rate was 5.81%. As of December 31, 2025, the fair value of reverse mortgage loans collateralizing these borrowings was $134.8 million and the effective interest rate was 5.89%.
HMBS-related Obligations
As discussed in Note 13—Issuance of HMBS, the Company issues pools of HMBS which are accounted for as secured borrowings. As of March 31, 2026 and December 31, 2025, the Company had HMBS-related obligations, at fair value of $10.8 billion and $10.4 billion, respectively. As of March 31, 2026 and December 31, 2025, such HMBS-related obligations are secured by $10.9 billion and $10.5 billion, respectively, of HECM loans, REO, and HMBS-related claims or other receivables. The weighted average interest rate on the Company's HMBS-related obligations was 5.42% and 5.52% as of March 31, 2026 and December 31, 2025, respectively.
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
Upon the completion of the merger with Arlington Asset Investment Corp. (the "Arlington Merger"), the Company assumed Arlington's liabilities including various unsecured debt. The Company assumed $34.9 million of Arlington's 6.75% Senior Notes, which bore interest at a rate of 6.75% and which became due March 15, 2025 (the "6.75% Senior Notes"). Interest on the 6.75% Senior Notes was payable quarterly in arrears. In March 2025, the Company fully redeemed the 6.75% Senior Notes.
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
The Company has elected the FVO for the 5.875% Senior Notes, 7.375% Senior Notes, 6.75% Senior Notes (for periods when they were outstanding), and 6.00% Senior Notes (collectively the "Senior Notes"), which are included in Unsecured borrowings, at fair value on the Consolidated Balance Sheet. Change in unrealized gains and losses on the Company's Senior Notes are included in Unrealized gains (losses) on Unsecured borrowings, at fair value, on the Consolidated Statement of Operations.
There are a number of covenants, including several financial covenants, associated with the Senior Notes; as of both March 31, 2026 and December 31, 2025, the Company was in compliance with all of its covenants for its outstanding Senior Notes. The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.
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
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of March 31, 2026:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	HMBS-related Obligations(3)	Unsecured Borrowings(1)	Total
(In thousands)
Next Twelve Months	$2,136,543	$529,584	$1,438,274	$37,750	$4,142,151
Year 2	730,285	295,929	1,077,878	210,000	2,314,092
Year 3	28,144	235,273	1,047,789	—	1,311,206
Year 4	—	203,472	1,359,188	—	1,562,660
Year 5	—	194,978	1,856,949	400,000	2,451,927
Total	$2,894,972	$1,459,236	$6,780,078	$647,750	$11,782,036
(1)Reflects the Company's contractual principal repayment dates.

(2)Includes $750.7 million, $53.0 million, $375.6 million, and $15.4 million of expected principal repayments related to the Company's consolidated non-QM, RTL, reverse mortgage loan, and European Mortgage Loan securitizations, respectively, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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
The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"). Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes for each domestic TRS. For the three-month periods ended March 31, 2026 and 2025, the Company recorded income tax expense (benefit) of $1.0 million and $(0.1) million, respectively. The Company evaluates its deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income. Based upon the available evidence at March 31, 2026, the Company determined that it was more likely than not that the deferred tax assets of its TRS would not be utilized in future periods; a valuation allowance of $47.7 million was recorded to fully reserve against these deferred tax assets.
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
For the three-month period ended March 31, 2026, the total base management fee incurred was $7.1 million, consisting of $7.4 million of total gross base management fee incurred, less $0.3 million of management fee rebates. For the three-month period ended March 31, 2025, the total base management fee incurred was $6.1 million, consisting of $6.2 million of total gross base management fee incurred, less $0.1 million of management fee rebates. See "—Participation in CLO Transactions" and "—Investment in Affiliate" below for details on management fee rebates.

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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of March 31, 2026 and December 31, 2025, there was no Loss Carryforward.
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
The Company incurred incentive fees of $19.2 million and $4.5 million for the three-month periods ended March 31, 2026 and 2025, respectively.
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
For the three-month periods ended March 31, 2026 and 2025, the Company reimbursed the Manager $1.3 million and $3.2 million, respectively, for previously incurred operating expenses. As of March 31, 2026 and December 31, 2025, the outstanding payable to the Manager for operating expenses was $8.2 million and $2.4 million, respectively, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
Transactions Involving Investments in Unconsolidated Entities—Certain Loan Originators
As of March 31, 2026 and December 31, 2025, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage loan originator (the "Related-Party MLPA") in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of both March 31, 2026 and December 31, 2025, there were no advances outstanding. The Company has also entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 24, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements and certain loan purchase commitments under the Related-Party MLPA. As of March 31, 2026 and December 31, 2025, the fair value of the Company's investment in this mortgage loan originator was $60.2 million and $52.6 million, respectively.
The Company is a party to an agreement with another mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria (the "Related Party Loan Purchase Agreement"). As of both March 31, 2026 and December 31, 2025, the fair value of the Company's investment in such mortgage loan originator was $1.5 million.
The Company has entered into various agreements with a residential mortgage loan originator (the "RTL Originator") in which it holds a non-controlling equity investment. Under the terms of such agreements, the Company has the option to purchase additional non-controlling equity interests at certain valuation thresholds. The Company also entered into a Commitment Letter Agreement (the "RTL Commitment Agreement") whereby it committed to purchase eligible loans originated by the RTL Originator; see Note 24, Commitments and Contingencies, for further information on the Company's commitment under the RTL Commitment Agreement. The RTL Originator has been determined to be a VIE. The Company has evaluated the RTL Originator and determined that the Company is not the primary beneficiary of the RTL Originator. As of both March 31, 2026 and December 31, 2025, the fair value of the Company's non-controlling equity investment in the RTL Originator was $0.6 million, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.

The Company has entered into various agreements with another residential mortgage loan originator (the "Residential Originator") which included acquiring a minority stake in such originator. Under the terms of such agreements, the Company provided financing, in the form of a secured promissory note (the "Residential Originator Note"), under which the Residential Originator can borrow up to $14.0 million. The Residential Originator Note is subject to an interest rate of 10% per annum through May 2025 and then 15% per annum until maturity on December 1, 2029. As of both March 31, 2026 and December 31, 2025, the outstanding balance and fair value of the Residential Originator Note was $14.0 million, which is included in Loans, at fair value on the Consolidated Balance Sheet. The Company also entered into a Forward Commitment Letter Agreement (the "Residential Commitment Agreement") whereby it committed to purchase eligible loans originated by the Residential Originator; see Note 24, Commitments and Contingencies, for further information on the Company's commitment under the Residential Commitment Agreement and the Residential Originator Note. The Residential Originator has been determined to be a VIE. The Company has evaluated the Residential Originator and determined that the Company is not the primary beneficiary of the Residential Originator. As of both March 31, 2026 and December 31, 2025, the fair value of the Company's non-controlling equity investment in the Residential Originator was $2.3 million.
The Company holds an investment in common and preferred stock of a consumer loan originator (the "Consumer Loan Originator"). An employee of Ellington, who serves as an officer of the Company, also serves on the board of the Consumer Loan Originator, as the Company's representative. In January 2025, the Company entered into a Loan and Security Agreement whereby the Company extended a revolving line of credit to the Consumer Loan Originator of up to $1.0 million (the "Consumer LOC") which matures in January 2028. The outstanding borrowing under the Consumer LOC is subject to a floating interest rate equal to one-month SOFR plus 4.00% per annum. As of March 31, 2026 and December 31, 2025, outstanding advances under the Consumer LOC were $0.8 million and $0.2 million, respectively. The Company, through a wholly-owned trust subsidiary, and the Consumer Loan Originator, entered into an amended consumer loan purchase and sale flow agreement (the "Amended PSFA") whereby the Company purchases consumer loans that satisfy certain specified criteria. The Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses, including financing expenses. As discussed in Note 14, the Company has entered into a secured revolving borrowing facility to finance certain of its consumer loans. As of March 31, 2026 and December 31, 2025, the total fair value of the Company's beneficial interests was $53.7 million and $53.1 million, respectively, which is included in Securities, at fair value on the Consolidated Balance Sheet.
The following table provides details of financing that the Company has provided, in the form of secured promissory notes, to certain other loan origination-related entities in which the Company also holds equity investments.

Effective Date of Promissory Note	Maturity Date of Promissory Note		Interest Rate as of		Outstanding Borrowings as of		Fair Value(1) as of
		Maximum Borrowing	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
		(In thousands)			(In thousands)
February 2022(2)	December 31, 2026	$750	7.0%	7.0%	$658	$575	$658	$575
June 9, 2025(3)	June 9, 2028	2,500	9.9%	9.0%	2,500	1,750	2,500	1,750
(1)Classified as a Corporate loan and is included in Loans, at fair value on the Consolidated Balance Sheet.
(2)Promissory note was amended in December 2025 extending the maturity date.
(3)Promissory note was amended increasing the maximum borrowing from $1.75 million (the "Original Maximum"), the applicable interest rate for borrowings up to the Original Maximum remains 9%; any borrowings exceeding the Original Maximum are subject to an interest rate of 12%.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchased certain of its consumer loans through an affiliate (the "Purchasing Entity") under various purchase agreements. The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trust was $0.1 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $2.2 billion and $2.1 billion as of March 31, 2026 and December 31, 2025, respectively.
The Company is a co-investor in certain commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of March 31, 2026 and December 31, 2025, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $116.7 million and $101.1 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Consolidated Balance Sheet.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of March 31, 2026 and December 31, 2025, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $1.005 billion and $872.6 million, respectively. The Company's segregated silo of this debt as of March 31, 2026 and December 31, 2025, was $441.0 million and $383.2 million, respectively, and is included under the caption Repurchase agreements on the Company's Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both March 31, 2026 and December 31, 2025, no party to any of the repurchase agreements was in default.
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
Participation in CLO Transactions
As discussed in Note 13, the Company participated in the Ellington-sponsored CLO Securitizations. The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month periods ended March 31, 2026 and 2025, the amount of such management fee rebates was $27 thousand and $49 thousand, respectively.
During the three-month periods ended March 31, 2026 and 2025, the Company purchased $2.3 million and $1.2 million, respectively, of various underperforming corporate debt securities from certain of the Ellington-sponsored CLO Securitizations. Such purchases are effected at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitizations.
Investment in Affiliate
The Company has an investment in the common shares of Ellington Real Estate Income Trust, Inc. (the "Affiliated REIT"), which is an affiliate of the Company managed by an affiliate of Ellington (the "Affiliate REIT Manager"). The Company, Ellington, and various unrelated third parties (collectively, the "Affiliated REIT Founding Investors") entered into various agreements committing to invest in the common stock of the Affiliated REIT. The Company has contributed $25.0 million and has no remaining commitment to fund any additional capital calls of the Affiliated REIT. As of March 31, 2026 and December 31, 2025, the fair value of the Company's investment in the Affiliated REIT was $27.8 million and

$26.5 million, respectively. In accordance with the management agreement between the Affiliated REIT and the Affiliate REIT Manager (the "REIT Management Agreement"), investors pay a quarterly base management fee and, if certain performance hurdles are met, a performance fee. In accordance with the Management Agreement, the Manager rebates to the Company the applicable portion of the management fee and performance fee payable to the Affiliated REIT Manager; for the three-month periods ended March 31, 2026 and 2025, the amount of such management fee rebates was $0.3 million and $10 thousand.
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
17. Long-Term Incentive Plan Units
OP LTIP Units issued under the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans is presented in Compensation and benefits, on the Consolidated Statement of Operations. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the three-month periods ended March 31, 2026 and 2025 was $1.0 million and $0.4 million, respectively.
The below table details unvested OP LTIP Units as of March 31, 2026:

Grant Recipient	Number of Unvested OP LTIP Units	Grant Date	Vesting Date(1)
Directors:
	18,396	September 10, 2025	September 9, 2026
Dedicated or partially dedicated personnel:
	18,383	December 12, 2024	December 12, 2026
	62,172	March 19, 2025	December 31, 2026
	33,506	December 17, 2025	December 16, 2026
	28,405	December 17, 2025	December 16, 2027
	95,598	March 16, 2026	December 31, 2027
	320,039	March 18, 2026	March 18, 2027
Total unvested OP LTIP Units at March 31, 2026	576,499
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.

The following table summarizes activity related to OP LTIP Units for the three-month periods ended March 31, 2026 and 2025:

	Three-Month Period Ended
	March 31, 2026			March 31, 2025
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units outstanding—Beginning balance	365,518	794,154	1,159,672	365,518	481,102	846,620
Issued	—	415,637	415,637	—	240,402	240,402
OP LTIP Units outstanding—Ending balance	365,518	1,209,791	1,575,309	365,518	721,504	1,087,022
OP LTIP Units unvested and outstanding	—	576,499	576,499	—	363,262	363,262
OP LTIP Units vested and outstanding	365,518	633,292	998,810	365,518	358,242	723,760
There were an aggregate of 528,483 and 944,120 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan as of March 31, 2026 and December 31, 2025, respectively.
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
As of March 31, 2026, the Convertible Non-controlling Interests consisted of the outstanding 1,575,309 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 1.1% in the Operating Partnership. As of December 31, 2025, the Convertible Non-controlling Interests consisted of the outstanding 1,159,672 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.9% in the Operating Partnership. As of March 31, 2026 and December 31, 2025, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $22.1 million and $16.0 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of March 31, 2026 and December 31, 2025, the joint venture partners' interests in subsidiaries of the Company were $15.6 million and $20.8 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
19. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of March 31, 2026 and December 31, 2025, the total amount of cumulative preferred dividends in arrears was $2.7 million and $4.6 million, respectively.
As of December 31, 2025, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding. On February 27, 2026 (the "Redemption Date"), the Company redeemed all 4,600,000 outstanding shares of Series A Preferred Stock at of price of $115.8 million, or $25.17742 per share, based on the liquidation preference of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the Redemption Date; any rights of the holders of the Series A Preferred Stock have ceased. The Series A Preferred Stock was subsequently delisted from the NYSE.
As of March 31, 2026 and December 31, 2025, there were 4,820,421 shares of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.
As of March 31, 2026 and December 31, 2025, there were 4,000,000 shares of 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series C Preferred Stock") outstanding.
As of March 31, 2026 and December 31, 2025, there were 379,668 shares of 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock, $0.001 par value per share ("Series D Preferred Stock") outstanding.
The Company has commenced an "at-the-market" offering for the Series B Preferred Stock (the "Preferred ATM Program"), in connection with which it has entered into equity distribution agreements with sales agents under which it is authorized to offer and sell up to $100.0 million of Series B Preferred Stock from time to time. The Company did not issue any shares of preferred stock under the Preferred ATM Program during either of the three-month periods ended March 31, 2026 or 2025. As of March 31, 2026, the Company had remaining authorization under the Preferred ATM Program of $99.5 million.
The Company's Series A Preferred Stock (for periods when it was outstanding), Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock (collectively the "Series Preferred Stock") rank senior to its common stock and Convertible Non-controlling Interests. Each Series Preferred Stock ranks on a parity with all other Series Preferred Stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution, or winding up of the Company.
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

Common Stock
The Company has authorized 300,000,000 shares of common stock, $0.001 par value per share as of March 31, 2026. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding. As of March 31, 2026 and December 31, 2025, there were 124,649,023 and 113,138,860 shares of common stock outstanding, respectively.
Included in shares of common stock outstanding as of both March 31, 2026 and December 31, 2025, are 18,396 of unvested restricted shares of common stock that are subject to forfeiture restrictions. Such common shares were issued to certain of the Company's directors in accordance with the Company's 2017 Equity Incentive Plan. Costs associated with restricted common stock issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Such expenses are presented in Compensation and benefits, on the Consolidated Statement of Operations. Total expense associated with restricted common stock issued under the Company's incentive plans for the three-month periods ended March 31, 2026 and 2025 was $62 thousand and $54 thousand, respectively.
The below table details unvested restricted common stock as of March 31, 2026:

Grant Recipient	Number of Shares of Unvested Restricted Common Stock	Grant Date	Vesting Date(1)
Directors:
	18,396	September 10, 2025	September 9, 2026
Total unvested restricted shares of common stock at March 31, 2026	18,396
(1)Date at which such common shares will vest and become non-forfeitable.
On January 28, 2026, the Company completed a follow-on offering of 8,775,000 shares of our common stock. The issuance and sale of such shares of common stock generated net proceeds, after underwriters' discounts and commissions and offering costs, of $117.2 million.
The Company has an "at-the-market" offering program for shares of its common stock (the "Common ATM Program"), in connection with which it has entered into equity distribution agreements with sales agents. Under the current equity distribution agreements the Company is authorized to offer and sell up to $500.0 million of common stock from time to time. During the three-month period ended March 31, 2026, the Company issued 2,735,163 shares of common stock under the Common ATM Program which provided $37.4 million of net proceeds after $0.3 million of agent commissions and offering costs. During the three-month period ended March 31, 2025, the Company issued 3,750,388 shares of common stock under the Common ATM Program which provided $50.8 million of net proceeds after $0.5 million of agent commissions and offering costs. As of March 31, 2026, the Company had a remaining authorization to issue $457.7 million of common shares.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three-month periods ended March 31, 2026 and 2025:

	Three-Month Period Ended
	March 31, 2026	March 31, 2025
Shares of Common Stock Outstanding—Beginning Balance	113,138,860	90,678,492
Share Activity:
Shares of common stock issued	11,510,163	3,750,388
Shares of Common Stock Outstanding—Ending Balance	124,649,023	94,428,880
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of March 31, 2026 and December 31, 2025, the Company's issued and outstanding shares of common stock would increase to 126,270,692 and 114,344,892 shares, respectively.
In March 2023, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to $50 million of the Company's common stock (the "2023 Repurchase Plan"), which extended the Company’s ability to repurchase common stock beyond the 1.55 million shares authorized under the previous plan. The 2023 Repurchase Plan is open-ended in duration and allow the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases under the 2023 Repurchase Plan are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. No shares were repurchased during either of the three-month periods ended March 31, 2026 and 2025. As of

March 31, 2026, the Company has authorization to repurchase an additional $45.1 million of the Company's common stock under the 2023 Repurchase Plan.
Distributions to Stockholders
The following table summarizes cash dividends accrued by the Company on its common and preferred stock during the three-month periods ended March 31, 2026 and 2025:

(In thousands, except per share amounts)	Three-Month Period Ended March 31,
	2026		2025
Class of Stock	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$1,678	$0.36	$2,830	$0.61
Series B Preferred Stock	1,883	0.39	1,883	0.39
Series C Preferred Stock	2,156	0.54	2,156	0.54
Series D Preferred Stock	166	0.44	166	0.44
Common Stock	49,137	0.39	36,232	0.39
20. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended
(In thousands except share amounts)	March 31, 2026	March 31, 2025
Net income (loss) attributable to common stockholders	$95,467	$31,649
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	998	321
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	96,465	31,970
Dividends declared:
Common stockholders	(48,613)	(35,852)
Convertible Non-controlling Interests	(524)	(380)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(49,137)	(36,232)
Undistributed (Distributed in excess of) earnings:
Common stockholders	46,854	(4,203)
Convertible Non-controlling Interests	474	(59)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$47,328	$(4,262)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	121,711,441	91,601,467
Weighted average Convertible Non-controlling Interest Units outstanding	1,272,811	927,705
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	122,984,252	92,529,172
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.39	$0.39
Undistributed (Distributed in excess of)	0.39	(0.05)
	$0.78	$0.35
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.39	$0.39
Undistributed (Distributed in excess of)	0.39	(0.05)
	$0.78	$0.35
(1)For the three-month periods ended March 31, 2026 and 2025, excludes net income (loss) of $1.2 million and $0.3 million, respectively, attributable to non-participating interests held by joint venture partners; see Note 18 for additional details.

21. Restricted Cash
Restricted cash represents cash that the Company can use only for specific purposes. As of March 31, 2026 and December 31, 2025, the Company had $28.3 million and $136.3 million of restricted cash including cash balances that are restricted under a warehouse line of credit agreement and cash held in securitization reserve and loan accumulation funds.
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
The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2026 and December 31, 2025.
March 31, 2026:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$152,834	$(44,092)	$—	$(58,295)	$50,447
Reverse repurchase agreements	487,333	(104,120)	(383,213)	—	—
Liabilities
Financial derivatives–liabilities	(47,374)	44,092	—	2,675	(607)
Repurchase agreements	(2,894,972)	104,120	2,778,886	11,966	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of March 31, 2026 was $3.5 billion. As of March 31, 2026, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $(5.0) million and $3.9 million, respectively.
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
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2025 was $3.3 billion. As of December 31, 2025, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged of $3.2 million and $5.4 million, respectively.
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
23. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of March 31, 2026 and December 31, 2025.
March 31, 2026:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$163,224	9	26.2%
Collateral on repurchase agreements held by dealers(2)	3,479,878	22	17.5%
Due from brokers	39,708	16	28.5%
Receivable for securities sold(3)	91,803	4	60.7%
(1)Each counterparty is a financial institution that the Company believes to be creditworthy as of March 31, 2026.
(2)Includes securities, loans, and REO as well as cash posted as collateral for repurchase agreements.
(3)Included in Investment related receivables on the Consolidated Balance Sheet.
December 31, 2025:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty
	(In thousands)
Cash and cash equivalents	$201,893	10	48.9%
Collateral on repurchase agreements held by dealers(1)	3,271,751	21	17.7%
Due from brokers	35,919	18	38.1%
Receivable for securities sold(2)	1,474	2	84.2%
(1)Includes securities, loans, and REO as well as cash posted as collateral for repurchase agreements.
(2)Included in Investment related receivables on the Consolidated Balance Sheet.
24. Commitments and Contingencies
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both March 31, 2026 and December 31, 2025, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $337.0 million and $267.9 million as of March 31, 2026 and December 31, 2025, respectively.
Loan Purchase Commitments
The Company is party to mortgage loan purchase and sale flow agreements with various loan originators ("MLPAs"). As of March 31, 2026, the Company had commitments, with a fair value of $(6.4) million, to purchase residential mortgage loans with a principal balance of $1.045 billion, subject to completion of satisfactory due diligence and other terms of the respective MLPAs. This includes commitments, with a fair value of $(0.8) million, to purchase residential mortgage loans with a principal balance of $155.0 million, from loan originators in which the Company holds an equity interest. This compares to total commitments as of December 31, 2025, with a fair value of $(41) thousand, to purchase residential mortgage loans with a principal balance of $648.9 million; which includes commitments, with a fair value of $(78) thousand, to purchase residential mortgage loans with a principal balance of $147.5 million, from loan originators in which the Company holds an equity interest. The Company's loan purchase commitments are included in Other Assets or Accrued expenses and other liabilities, on the Consolidated Balance Sheet.
Commitments and Contingencies Related to Investments in Loan Originators
In connection with certain of its investments in mortgage and consumer loan originators, the Company has outstanding commitments and contingencies as described below.
As described above in —Loan Purchase Commitments, the Company has entered into various MLPAs, including the Related-Party MLPA, as described in Note 16, under which it commits to purchase non-QM loans from a certain mortgage loan originator. As of March 31, 2026 and December 31, 2025, the Company had commitments, subject to the terms of the Related-Party MLPA, to purchase non-QM loans with a principal balance of $57.2 million and $67.0 million, respectively. As of March 31, 2026 and December 31, 2025, the fair value of such loan purchase commitments was $(0.1) million and $(63) thousand, respectively, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company has also entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million as of both March 31, 2026 and December 31, 2025 and there were no such borrowings outstanding as of either date. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. As of March 31, 2026 and December 31, 2025, the estimated fair value of such guarantee was insignificant.
As described above in —Loan Purchase Commitments, the Company has entered into various MLPAs, including the Related Party Loan Purchase Agreement, as described in Note 16, under which it commits to purchase RTL and non-QM loans from a certain mortgage loan originator. As of March 31, 2026 and December 31, 2025, the Company had commitments, subject to the terms of the Related Party Loan Purchase Agreement, to purchase non-QM loans with a principal balance of $22.9 million and $20.0 million, respectively. As of March 31, 2026 and December 31, 2025, the fair value of such loan purchase commitments was $(0.2) million and $(13) thousand, respectively, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
As described in Note 16, the Company entered into various secured promissory notes with certain mortgage loan originators in which it also holds equity interests. As of March 31, 2026 and December 31, 2025, the Company had unfunded commitments related to such secured promissory notes of $29.1 million and $25.0 million, respectively.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which it has an equity investment, under a promissory note. The Company's maximum guarantees are capped at $15.5 million. No such amounts were outstanding as of March 31, 2026 or December 31, 2025.
As discussed in Note 16, under the terms of the RTL Commitment Agreement, the Company committed to purchase at least $500 million of eligible loans originated by the RTL Originator. As of March 31, 2026 and December 31, 2025, the Company has unfunded commitments under the RTL Commitment Agreement of $318.5 million and $334.4 million, respectively.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans (including a loan to an entity accumulating U.K. residential mortgages) whereby the borrowers can request additional funds under the respective agreements. As of March 31, 2026 and December 31, 2025, the Company had unfunded commitments related to such investments in the amount of $28.0 million and $37.7 million, respectively.
As detailed in Note 16, the Company had extended a line of credit to the Consumer Loan Originator whereby the borrower can draw funds up to $1.0 million. As of March 31, 2026 and December 31, 2025, the Company had unfunded commitments related to such line of credit in the amount of $0.2 million and $0.8 million, respectively.

Commitments to Extend Credit
The Company enters into loan commitment arrangements with borrowers and other third parties who have applied for reverse mortgage loans that have not yet closed. As of March 31, 2026 and December 31, 2025, the fair value of such commitments was $10.2 million and $9.1 million, respectively, which is reflected in Loan commitments on the Consolidated Balance Sheet.
The Company is required to fund further borrower advances for loans where the borrower has not fully drawn down all of the reverse mortgage loan proceeds available to them. As of March 31, 2026 and December 31, 2025, the Company had unfunded commitments related to such reverse mortgage loans of $2.4 billion and $2.3 billion, respectively. Additionally, the Company has the obligation to advance various other reverse mortgage loan-related amounts such as the borrowers' property taxes and, in the case of HECM reverse mortgage loans, monthly insurance premiums to FHA.
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
Lease Commitments
Longbridge, a consolidated subsidiary of the Company, leases office space and office equipment, under various operating lease arrangements, which expire on various dates through January 2035. As discussed in Note 2, the Company makes various assumptions and estimates in recognizing the operating lease ROU assets and corresponding lease liabilities, including the expected lease term, incremental borrowing rate, and identifying lease and non-lease components. Total expense under all operating leases amounted to $0.3 million, for each of the three-month periods ended March 31, 2026 and 2025, respectively. Such expense is included in Other expenses on the Consolidated Statement of Operations.
The following table provides details of the Company's outstanding leases as of March 31, 2026 and December 31, 2025.

($ in thousands)	March 31, 2026	December 31, 2025
ROU assets	$3,882	$3,992
Lease liabilities	$4,387	$4,502
Weighted average remaining term (in years)	6.8	7.0
Weighted average discount rate	9.24%	9.22%
The following table details contractual future minimum lease payments as of March 31, 2026.

Minimum Payments
(In thousands)
Year ended December 31, 2026	$724
Year ended December 31, 2027	971
Year ended December 31, 2028	964
Year ended December 31, 2029	950
Year ended December 31, 2030	479
Thereafter	2,039
Total	6,127
Less: implied interest payments	(1,740)
Lease Liability	$4,387
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
The following tables present the Company's results of operations by reportable segment for the three-month periods ended March 31, 2026 and 2025, and various reconciling items to the Company's results of operations overall. Other segment expenses may include professional, administrative and custody fees, technology- and data-related expenses, marketing expenses, licensing fees, rent and miscellaneous office expenses, and non-cash equity compensation.

	Three-Month Period Ended March 31, 2026
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$107,182	$40,980	$1,341	$149,503
Total other income (loss)(1)	7,484	87,038	15,492	110,014
Significant expenses:
Interest expense	(48,079)	(28,779)	(11,391)	(88,249)
Base management fee to affiliate (net of fee rebates)	—	—	(7,101)	(7,101)
Incentive fee to affiliate	—	—	(19,222)	(19,222)
Investment and transaction related expenses—Servicing expense	(1,754)	(6,046)	—	(7,800)
Investment and transaction related expenses—Other	(2,273)	(9,754)	—	(12,027)
Compensation and benefits	(2,574)	(17,919)	(1,313)	(21,806)
Other expenses	—	(8,045)	(4,372)	(12,417)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	59,986	57,475	(26,566)	90,895
Income tax expense (benefit)	—	—	966	966
Earnings (losses) from investments in unconsolidated entities	17,564	—	—	17,564
Net Income (Loss)	77,550	57,475	(27,532)	107,493
Net income (loss) attributable to non-controlling interests	1,175	—	1,002	2,177
Dividends on preferred stock	—	—	5,883	5,883
Issuance costs of redeemed preferred stock	—	—	3,966	3,966
Net Income (Loss) Attributable to Common Stockholders	$76,375	$57,475	$(38,383)	$95,467
Non-cash items:
Amortization and depreciation expense	$—	$102	$—	$102
(1)Included in the Longbridge segment is $17.0 million of other income received pursuant to a settlement agreement executed between Longbridge and a third party.

	Three-Month Period Ended March 31, 2025
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$93,347	$20,852	$1,714	$115,913
Total other income (loss)	12,391	26,331	928	39,650
Significant expenses:
Interest expense	(51,563)	(16,612)	(4,481)	(72,656)
Base management fee to affiliate (net of fee rebates)	—	—	(6,092)	(6,092)
Incentive fee to affiliate	—	—	(4,533)	(4,533)
Investment and transaction related expenses—Servicing expense	(1,563)	(5,456)	—	(7,019)
Investment and transaction related expenses—Other	(1,254)	(5,354)	—	(6,608)
Compensation and benefits	(2,259)	(13,760)	(923)	(16,942)
Other expenses	—	(6,996)	(3,793)	(10,789)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	49,099	(995)	(17,180)	30,924
Income tax expense (benefit)	—	—	(96)	(96)
Earnings (losses) from investments in unconsolidated entities	8,304	—	—	8,304
Net Income (Loss)	57,403	(995)	(17,084)	39,324
Net income (loss) attributable to non-controlling interests	316	—	324	640
Dividends on preferred stock	—	—	7,035	7,035
Net Income (Loss) Attributable to Common Stockholders	$57,087	$(995)	$(24,443)	$31,649
Non-cash items
Amortization and depreciation expense	$—	$303	$—	$303
The following tables present the Company's balance sheet by reportable segment as of March 31, 2026 and December 31, 2025 which reconciles to the Company's financial position overall.

	March 31, 2026
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$6,629,411	$13,446,416	$157,269	$20,233,096
Total Liabilities	4,423,137	13,077,884	774,087	18,275,108
Total Equity	2,206,274	368,532	(616,818)	1,957,988

	December 31, 2025
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$6,382,070	$12,782,482	$188,358	$19,352,910
Total Liabilities	4,228,911	12,500,150	752,694	17,481,755
Total Equity	2,153,159	282,332	(564,336)	1,871,155
26. Subsequent Events
Dividends Declared
On April 7, 2026, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on May 29, 2026 to stockholders of record as of April 30, 2026.
On May 7, 2026, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on June 30, 2026 to stockholders of record as of May 29, 2026.
Issuance of Common Shares
Subsequent to March 31, 2026, the Company issued 744,601 shares of common stock under the Common ATM Program which provided $9.9 million of net proceeds after $0.1 million of agent commissions and offering costs.

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
We conduct all of our operations and business activities through the Operating Partnership. As of March 31, 2026, we had an ownership interest of approximately 98.9% in the Operating Partnership. The remaining ownership interest of approximately 1.1% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 31-year history of investing in the Agency and credit markets.
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

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;

CMBS and Commercial Mortgage Loans	.	CMBS;
	.	CLOs backed by commercial mortgage loans ("CRE CLOs"); and
	.	Commercial mortgage loans and other commercial real estate debt.

CMO Derivative Securities	.	Collateralized mortgage obligation ("CMO") derivative securities, including interest-only securities ("IOs"), principal-only securities ("POs"), and inverse-interest-only securities ("IIOs").

Consumer Loans and ABS	.	Consumer loans;
	.	ABS backed by consumer loans;
	.	ABS backed by Small Business Administration ("SBA") loans, including IOs backed by SBA loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Corporate CLOs	.	Corporate CLO debt and equity tranches; and
	.	Investments in CLO loan accumulation facilities.

Mortgage-Related Derivatives	.	To-Be-Announced mortgage pass-through certificates ("TBAs");
	.	Credit default swaps ("CDS") on individual RMBS, on the CMBX and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, non-QM, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages ("ARMs"), Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by mortgages on single-family-rental properties;
	.	RMBS backed by first-lien and second-lien mortgages;
	.	RMBS backed by performing and non-performing mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	Collateralized debt obligations ("CDOs");
	.	RMBS backed by European residential mortgages ("European RMBS");
	.	Retained tranches from securitizations in which we have participated; and
	.	Credit risk transfer securities ("CRTs").

Asset Class		Principal Assets
(continued)
Residential Mortgage Loans	.	Residential mortgage loans that are not deemed "qualified mortgage" loans under the rules of the Consumer Financial Protection Bureau ("non-QM loans");
	.	Residential "transition loans," such as residential bridge loans and residential "fix-and-flip" loans;
	.	Residential non-performing mortgage loans ("NPLs");
	.	Re-performing loans ("RPLs"), which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount;
	.	Residential mortgage loans that meet the criteria for inclusion in an Agency securitization ("Agency-eligible residential mortgage loans")
	.	Retained tranches from securitizations to which we have contributed assets;
	.	Reverse mortgage loans
	.	Closed-end second lien mortgage loans; and
	.	Home equity line of credit loans ("HELOCs").
Strategic Investments	.	Strategic equity and/or debt investments in loan originators, loan servicers, and mortgage-related entities;

Other	.	Mortgage servicing rights ("MSRs") and MSR-related investments;
	.	Real estate, including commercial and residential real property;
	.	Corporate debt and equity securities and corporate loans;
	.	Non-mortgage-related derivatives; and
	.	IO strips backed by small business administration loans.
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
Our commercial mortgage loans may be fixed or floating rate and will generally have maturities ranging from one to two years. We typically originate and acquire first-lien loans but may also originate and acquire subordinated loans. As of March 31, 2026, all of our commercial mortgage loans were first-lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
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
Strategic Investments
We have made, and in the future may make additional, equity and/or debt investments in loan originators, loan servicers, and other mortgage-related operating companies. Our investments may either be controlling interests (as is the case with Longbridge), or non-controlling interests (as is the case with our other investments in these types of operating companies). We have also acquired debt investments and/or warrants in certain of these loan originators. `We have also entered into various other arrangements, such as entering into flow agreements or providing guarantees or financing lines, with certain of the loan originators in which we have invested.
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

Trends and Recent Market Developments
Market Overview
Federal Reserve Policy
•After lowering its target range for the federal funds rate by 75 basis points to 3.50%–3.75% in the second half of 2025, the U.S. Federal Reserve (the "Federal Reserve") maintained that range at its January and March 2026 meetings. Across both meetings, the Federal Reserve noted that job gains had remained low, the unemployment rate had been little changed in recent months, and inflation remained somewhat elevated. In its March announcement, the Federal Reserve also noted that the implications for the U.S. economy of developments in the Middle East are uncertain.
Tariff Policy
•The first quarter began with the U.S. administration continuing trade negotiations with key partners. In February, the Supreme Court ruled that sweeping global tariffs could not be imposed under the International Emergency Economic Powers Act. The administration subsequently announced a temporary 10% global tariff under the Trade Act of 1974, sustaining uncertainty around U.S. trade policy.
Interest Rates
•Interest rates were generally stable to slightly lower during the first two months of the year. However, interest rates increased significantly in March as escalating geopolitical tensions, particularly in the Middle East, contributed to a spike in oil prices, higher inflation expectations, and renewed uncertainty around the path of Federal Reserve monetary policy. Overall, the yield on the 2-year U.S. Treasury rose by 32 basis points to 3.79% in the first quarter, while the yield on the 10-year U.S. Treasury rose by 15 basis points to 4.32%.
•After declining significantly in 2025, interest rate volatility remained relatively low throughout January and February, before rising considerably in March. Overall, the MOVE Index increased more than 50% quarter over quarter.
•Secured Overnight Financing Rates (“SOFR”) were largely unchanged in the first quarter. The one-month SOFR rate fell by 2 basis points to 3.66%, while the three-month SOFR rate increased by 3 basis points to 3.68%. SOFR rates drive many of our financing costs.
Housing and Economic Indicators
•After falling during the second half of 2025, the S&P Cotality Case-Shiller U.S. National Home Price NSA Index rose by 0.1% during the first two month of 2026. Meanwhile, the National Association of Realtors Housing Affordability Index rose by 1.9% through the end of March, reflecting slightly improved housing affordability.
•With mortgage rates declining to start the first quarter, the Mortgage Bankers Association’s Refinance Index increased to its highest level in four years in early March. However, refinance activity reversed course and declined commensurately as mortgage rates moved higher. Overall, the Mortgage Bankers Association’s Refinance Index increased by 8.5% quarter over quarter.
•Mortgage prepayment speeds remained low, with the Fannie Mae 30-year MBS registering CPRs of 7.6, 8.8, and 10.6, in January, February, and March, respectively.
•U.S. real GDP expanded at an estimated annualized rate of 2.0% in the first quarter of 2026, after expanding at an annualized rate of 0.5% in the prior quarter. Meanwhile, the unemployment rate edged down from 4.4% at the start of the quarter to 4.3% by quarter end.
•Inflation, as measured by the 12-month change in the Consumer Price Index for All Urban Consumers ("CPI-U"), not seasonally adjusted, registered 2.4% in both January and February, before increasing to 3.3% in March, driven by rising fuel costs. This compares to the 12-month changes of 2.7% in both November and December 2025.
Fixed Income Performance
•For the first quarter, the Bloomberg U.S. MBS Index posted a return of 0.40% and an excess return (on a duration-adjusted basis) of 0.16% relative to the Bloomberg U.S. Treasury Index.
•The Bloomberg U.S. Corporate Bond Index generated a negative return of (0.54%) and a negative excess return of (0.49%) for the quarter. The Bloomberg U.S. Corporate High Yield Bond Index generated a negative return of (0.50%) and a negative excess return of (0.73%). Corporate credit spreads were wider quarter over quarter, with spreads on the Markit CDX North America Investment Grade and High Yield Indices increasing by 13 and 69 basis points, respectively.

Equity Markets
•After strong gains in 2025, U.S. equity markets declined in the first quarter, particularly in March amid heightened geopolitical uncertainty and rising energy prices. Overall for the quarter, the NASDAQ fell by 7.1%, the S&P 500 fell by 4.6%, and the Dow Jones Industrial Average fell by 3.6%. Meanwhile, London's FTSE 100 index rose by 2.5%, while the MSCI World global equity index fell by 3.9%. Energy-related sectors outperformed amid rising oil prices.
•Equity volatility was relatively low throughout January and February before rising in March amid heightened investor concerns.
Portfolio Overview and Outlook—Investment Portfolio Segment
Investment Portfolio—Credit(1)
The following tables summarize the long investments in our credit portfolio as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025(2)
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Dollar Denominated:
Agency-eligible residential mortgage loans and retained RMBS(6)(8)	$313,537	5.5%	$243,615	4.4%
CLOs	97,108	1.7%	111,808	2.0%
CMBS	28,883	0.5%	26,550	0.5%
Commercial mortgage loans(3)(5)	776,588	13.5%	765,059	13.7%
Consumer loans and ABS backed by consumer loans(6)	149,151	2.6%	143,648	2.6%
Corporate debt and equity and corporate loans	33,378	0.6%	29,147	0.5%
Debt and equity investments in loan origination entities(7)	100,589	1.7%	95,688	1.7%
Forward MSR-related investments	72,824	1.3%	77,852	1.4%
HELOC and CES loans and retained RMBS(6)(8)	357,385	6.2%	364,838	6.6%
Non-QM loans and retained RMBS(3)(6)(8)	2,667,157	46.4%	2,624,068	47.2%
Other RMBS	110,603	1.9%	109,974	2.0%
Residential transition loans and other residential mortgage loans(3)(4)	905,583	15.7%	839,456	15.1%
Other investments(9)(10)	79,398	1.4%	70,466	1.3%
Non-Dollar Denominated:
CLOs	11,983	0.2%	13,232	0.2%
RMBS(11)(12)	21,737	0.4%	16,953	0.3%
Other residential mortgage loans	25,707	0.4%	27,536	0.5%
Total Long Credit Portfolio	$5,751,611	100.0%	$5,559,890	100.0%
Adjustments:
Less: Non-retained tranches of consolidated securitization trusts	1,480,798		1,433,814
Total adjusted long credit portfolio	$4,270,813		$4,126,076
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
Our total adjusted long credit portfolio increased by 4% sequentially to $4.27 billion as of March 31, 2026. The increase was driven by purchases of non-QM loans, Agency-eligible loans, and residential transition loans; and a larger portfolio of retained RMBS. These increases were partially offset by the impact of loans sold into securitizations.

The overall positive performance was driven by higher net interest income in the credit portfolio and net realized and unrealized gains on non-QM loans and retained tranches, closed-end second lien loans and retained tranches, and Agency-eligible loans; along with unrealized gains on commercial REO, and certain other investments. We also benefitted from excellent overall results from our equity investments in loan originators and strong credit performance across our loan businesses. Partially offsetting higher net interest income were net realized and unrealized losses on CLOs, non-Agency RMBS, non-performing and re-performing residential mortgage loans, and residential REO.
The percentages of delinquent loans in our residential and commercial mortgage loan portfolios (including loans accounted for as equity method investments) declined quarter over quarter. Both of these portfolios continue to experience low levels of realized credit losses and strong overall credit performance, though we continue to work out several non-performing assets.
During the quarter, the net interest margin on our credit portfolio increased modestly to 3.46% from 3.38%, as slightly higher asset yields were partially offset by a slightly higher cost of funds (including actual and accrued periodic payments on interest rate swaps). We continued to benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate.
Supplemental Credit Portfolio Information:
The following tables provide supplemental information to, and should be read in conjunction with, the notes to our financial statements. See Note 5—Investments in Loans, Note 7—Forward MSR-related Investments, and Note 8—Investments in Unconsolidated Entities, of the Notes to Consolidated Financial Statements.
The table below details certain information regarding our investments in commercial mortgage loans as of March 31, 2026:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans(3)(4)	$961,405	$(1,094)	$960,311	$162	$(1,986)	$958,487	8.95%	8.92%	1.21
(1)Excludes commercial mortgage loans in non-accrual status, with a fair value of $69.8 million.
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
(4)As of March 31, 2026, all of our commercial mortgage loans were first-lien mortgages.
The table(1)(2) below summarizes our interests in commercial mortgage loans by payment status of the loan as of March 31, 2026:

	March 31, 2026
(In thousands)	Unpaid Principal Balance	Fair Value
Performing	$888,992	$888,682
Non-performing	72,413	69,805
Total	$961,405	$958,487
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
As of March 31, 2026, we held four commercial REO properties with a fair value of $36.7 million. Additionally, as of March 31, 2026, unconsolidated variable interest entities in which we co-invest with other Ellington affiliates held two commercial REO properties; the fair value of our allocable portion of such REOs was approximately $49.0 million.

The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of March 31, 2026:

Property Type(1)	March 31, 2026
Multifamily	61.2%
Hotel	11.9%
Commercial Mixed Use	7.1%
Retail	6.9%
Office	5.0%
Industrial	4.0%
Healthcare	2.2%
Mobile Home Community	1.1%
Self Storage	0.6%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of March 31, 2026:

Property Location by U.S. State(1)	March 31, 2026
New York	26.6%
Florida	22.9%
Texas	8.6%
New Jersey	6.6%
All other states <5%	35.3%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in residential mortgage loans by loan type, and REO resulting from the foreclosure of residential mortgage loans, as of March 31, 2026:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
North America—United States:
Non-QM loans	$2,539,577	$2,430,735
Residential transition loans	825,608	821,049
HELOCs and closed-end second lien loans	140,791	148,106
Agency-eligible mortgage loans	281,147	284,215
Other residential mortgage loans(1)	38,461	38,353
Europe—United Kingdom:
Other residential mortgage loans	37,527	25,707
Total residential mortgage loans	$3,863,111	$3,748,165
Residential REO(2)		49,102
Total residential mortgage loans and residential REO(2)		$3,797,267
(1)Other residential mortgage loans include secondary market purchases of non-performing and re-performing mortgage loans.
(2)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.

The table(1) below provides additional details for residential mortgage loans that are 90 days or more past due as of March 31, 2026:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
Non-performing residential mortgage loans—non-performing at acquisition	$15,148	$16,280
Non-performing residential mortgage loans—performing at acquisition	198,969	182,482
Total non-performing residential mortgage loans	$214,117	$198,762
Total residential mortgage loans	$3,825,584	$3,722,458
Total residential mortgage loans, excluding loans—non-performing at acquisition	$3,798,150	$3,694,311
Total delinquency (%)	5.6%	5.3%
Delinquency excluding loans non-performing at acquisition (%)	5.2%	4.9%
(1)Excludes the assets of the European Mortgage Loan Securitization (see Note 13, Securitization Transactions—Residential Mortgage Loan Securitizations—European Residential Mortgage Loans), which is a consolidated VIE holding non-performing residential mortgage loans with an unpaid principal balance and fair value of $20.5 million and $14.0 million, respectively. The net fair value of the interest held by us in this VIE was $63 thousand.
The table below details (in thousands) the underlying reference amounts and components of our Forward MSR-related investments as of March 31, 2026:

Fair Value of Underlying MSR	Financing	Advances Receivable	Cash and Other Net Receivables	Fair Value of Forward MSR-related Investments
$153,596	$(93,500)	$4,312	$8,416	$72,824
The table below provides additional details on the MSRs underlying our Forward MSR-related investments as of March 31, 2026:

			Weighted Average
Holder of Mortgage Loan	Unpaid Principal Balance	Fair Value	Rate	Servicing Fee	Loan Age (Months)	Projected CPR	Market Yield	Multiple
	(In thousands)
Federal National Mortgage Association	$9,679,630	$141,658	3.09%	0.25%	64	4.97%	9.51%	5.85
Federal Home Loan Mortgage Corporation	788,371	11,937	3.71%	0.25%	60	5.00%	9.75%	6.05
Total	$10,468,001	$153,596	3.14%	0.25%	64	4.97%	9.53%	5.86
As discussed in Note 16 of the notes to our consolidated financial statements, we, through a wholly-owned trust subsidiary, purchase automobile loans under agreements with a consumer loan originator. We have beneficial interests in the loan cash flows, which are net of servicing-related fees and expenses including a deferred performance-based fee to the consumer loan originator, in which we have a non-controlling equity interest. The total fair value of these investments, which are included in Securities, at fair value on the Consolidated Balance Sheet, was $53.7 million as of March 31, 2026. The table below provides additional information about the automobile loans underlying these participation certificates, which comprise our investments in ABS backed by consumer loans, as of March 31, 2026:

					Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Fair Value	Life (Years)	Delinquency (Days)
Automobile loans underlying ABS backed by consumer loans(1)	$59,620	$(4,471)	$55,149	$53,269	1.67	9
(1)Excludes consumer loans with an aggregate unpaid principal balance and fair value of $100.2 million and $0.4 million, respectively, for which we have determined that it is probable the servicer will not be able to collect any more principal or interest.

The following table provides additional details about our investments in unconsolidated entities as of March 31, 2026:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	$60,206
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	21,433
		81,639
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans and REO	116,719
Equity investments in securitization-related risk retention vehicles	Consumer Loans	295
Equity investments in securitization-related risk retention vehicles	Residential Mortgage Loan	90,968
Other	Various	60,101
		268,083
		$349,722
Investment Portfolio—Agency RMBS

	March 31, 2026		December 31, 2025(1)
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$196,755	99.7%	$203,077	99.7%
Reverse Mortgages	560	0.3%	556	0.3%
Total Long Agency RMBS	$197,315	100.0%	$203,633	100.0%
(1)Conformed to current period presentation.
Our total long Agency RMBS portfolio decreased by 3% sequentially to $197.3 million as of March 31, 2026.
Positive results in our Agency strategy were driven by net interest income and net gains on interest rate hedges, due to the increase in interest rates quarter over quarter. These gains were partially offset by net losses on our Agency RMBS, with yield spreads on many Agency RMBS wider during the quarter.
During the quarter, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities and futures.
The net interest margin on our Agency portfolio, excluding the Catch-up Amortization Adjustment, decreased to 1.47% as of March 31, 2026, from 1.90% as of December 31, 2025, driven by a higher cost of funds. We continued to benefit from positive carry on our interest rate swap hedges, where we overall receive a higher floating rate and pay a lower fixed rate, but that benefit declined during the quarter, contributing to the higher cost of funds.
As of both March 31, 2026 and December 31, 2025, the weighted average net pass-through rate on our fixed-rate specified pools was 3.9%.
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

The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended March 31, 2026, December 31, 2025, September 30, 2025, June 30, 2025, and March 31, 2025.

	Three-Month Period Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Three-Month Constant Prepayment Rates(1)	6.3	6.9	8.4	8.0	7.7
(1)Excludes Agency fixed-rate RMBS without any prepayment history.
The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2026 and December 31, 2025:

		March 31, 2026				December 31, 2025
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon
		(In thousands)				(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.50–3.99	$4,874	$4,779	101	3.50%	$5,271	$5,204	99	3.50%
Total 15-year fixed-rate mortgages		4,874	4,779	101	3.50%	5,271	5,204	99	3.50%
30-year fixed-rate mortgages:
	2.00–2.49	12,332	10,068	54	2.00%	12,431	10,209	51	2.00%
	2.50–2.99	18,828	15,934	59	2.50%	19,039	16,189	56	2.50%
	3.00–3.49	36,109	32,171	73	3.00%	36,626	32,871	70	3.00%
	3.50–3.99	46,730	43,418	83	3.50%	48,228	44,984	80	3.50%
	4.00–4.49	27,520	26,146	72	4.00%	28,089	26,896	68	4.00%
	4.50–4.99	5,601	5,472	69	4.50%	5,657	5,597	67	4.50%
	5.00–5.49	21,297	21,204	54	5.00%	21,856	21,988	51	5.00%
	5.50–5.99	8,299	8,394	36	5.50%	8,333	8,504	33	5.50%
	6.00–6.49	22,768	23,413	38	6.00%	23,497	24,322	35	6.00%
	6.50–6.99	5,504	5,756	35	6.50%	6,015	6,313	32	6.50%
Total 30-year fixed-rate mortgages		204,988	191,976	64	3.92%	209,771	197,873	61	3.93%
Total fixed-rate Agency RMBS		$209,862	$196,755	65	3.91%	$215,042	$203,077	62	3.92%
Portfolio Overview and Outlook—Longbridge Segment
As discussed in Note 13 of the Notes to the Consolidated Financial Statements, when Longbridge pools HECM loans into HMBS, such transfers do not qualify as sales under U.S. GAAP, and as a result, such transactions are treated as secured borrowings on our Consolidated Balance Sheet. The pooled HECM loans are included in Loans, at fair value, and the related liabilities are reflected as HMBS-related obligations, at fair value. After pooling the HECM loans into HMBS, Longbridge retains the mortgage servicing rights associated with such HECM loans, which we refer to as the "HMBS MSR."
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

The following table summarizes loan-related assets(1) in the Longbridge segment as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
HMBS assets(2)(3)	$10,893,878	$10,524,652
Less: HMBS liabilities	(10,765,668)	(10,406,332)
HMBS MSR	128,210	118,320
Unsecuritized HECM loans(4)	172,860	174,046
Proprietary reverse mortgage loans(3)(5)	1,974,539	1,687,801
Reverse MSRs	30,192	28,913
Unsecuritized REO(3)	5,702	4,742
Total	2,311,503	2,013,822
Less: Non-retained tranches of consolidated securitization trusts	1,616,404	1,396,607
Total, excluding non-retained tranches of consolidated securitization trusts	$695,099	$617,215
(1)This information does not include financial derivatives or loan commitments.
(2)Includes HECM loans, REO, and claims or other receivables.
(3)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
(4)As of March 31, 2026, includes $21.7 million of active HECM Buyout Loans, $19.9 million of inactive HECM Buyout Loans, and $6.6 million of other inactive HECM loans. As of December 31, 2025, includes $28.5 million of active HECM Buyout Loans, $19.0 million of inactive HECM Buyout Loans, and $6.1 million of other inactive HECM loans.
(5)As of March 31, 2026, includes $1.6 billion of securitized proprietary reverse mortgage loans and related REO, $26.2 million of cash held in a securitization reserve fund, and $13.9 million of investment related receivables. As of December 31, 2025, includes $1.4 billion of securitized proprietary reverse mortgage loans and related REO, and $26.0 million of cash held in a securitization reserve fund, and $19.9 million of investment related receivables.
Our Longbridge segment reported excellent results for the first quarter, with strong contributions from both originations and servicing. The strong contribution from originations was driven by continued robust origination volumes and margins, and net gains related to the proprietary reverse mortgage loan securitization completed during the quarter. The strong contribution from servicing reflected: (i) strong tail securitization executions; (ii) a net gain on the HMBS MSR, driven primarily by tighter HMBS yield spreads; and (iii) steady base servicing net income. Longbridge also had income related to the settlement of a lawsuit, pursuant to which Longbridge received a payment of $17.0 million, and net gains on interest rate hedges.
Our Longbridge portfolio, excluding non-retained tranches of consolidated securitization trusts, increased by 13% sequentially to $695.1 million as of March 31, 2026, driven by continued strong proprietary reverse mortgage loan origination volumes, partially offset by the impact of a securitization of proprietary reverse mortgage loans completed during the quarter. Longbridge originated $515.4 million of new loans during the quarter, which was a 52% increase from the same period in 2025.
Supplemental Longbridge Information:
The following table summarizes origination volumes by channel for the three-month periods ended March 31, 2026 and December 31, 2025:

	Three-Month Period Ended
($ In thousands)	March 31, 2026			December 31, 2025
Channel	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume
Wholesale and correspondent	1,577	$361,697	70%	1,668	$382,613	72%
Retail	743	153,677	30%	824	147,119	28%
Total	2,320	$515,374	100%	2,492	$529,732	100%
(1)Represents initial borrowed amounts on reverse mortgage loans.
Corporate/Other
Results for the quarter also reflect a significant unrealized gain on our unsecured debt, driven by credit spread widening during the quarter, partially offset by an incentive fee accrued during the first quarter.

Financing—Overall
We have various financing arrangements in place as of March 31, 2026, including both secured and unsecured borrowings. We use repos, secured lines of credit, and various other secured borrowings to finance our portfolios, each of which we account for as collateralized borrowings. We have also obtained, through the securitization markets, term financing for residential mortgage loans, proprietary reverse mortgage loans, and consumer loans. Additionally, as an issuer of HMBS, we account for HMBS-related obligations as secured borrowings. Finally, as of March 31, 2026, we had $662.8 million of outstanding Unsecured borrowings including: (i) senior notes of $400.0 million, maturing in September 2030 and bearing an interest rate of 7.375%, (ii) senior notes of $210.0 million, maturing in April 2027 and bearing an interest rate of 5.875%, and (iii) senior notes of $37.8 million, maturing in August 2026 and bearing an interest rate of 6.00% (collectively, the "Senior Notes"); as well as $15.0 million of unregistered junior subordinated unsecured debt securities (the "Trust Preferred Debt"). The indentures governing the outstanding Senior Notes contain a number of covenants, including several financial covenants. See Note 14 of the Notes to the Consolidated Financial Statements for additional details on our Unsecured borrowings.
As of March 31, 2026, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet) were $6.3 billion, of which approximately 3%, or $188.3 million, related to our Agency RMBS holdings. The remaining outstanding borrowings related to our credit portfolio and Longbridge. Additionally, we had $10.8 billion of HMBS-related obligations.
The following table details our borrowings outstanding and debt-to-equity ratios as of March 31, 2026 and December 31, 2025:

	As of
($ in thousands)	March 31, 2026	December 31, 2025
Recourse borrowings:
Repurchase agreements	$2,894,972	$2,655,444
Other secured borrowings	264,444	296,398
Unsecured borrowings, at par	662,750	662,750
Total recourse borrowings	$3,822,166	$3,614,592
Debt-to-equity ratio based on total recourse borrowings	2.0:1	1.9:1
Debt-to-equity ratio based on total recourse borrowings excluding borrowings collateralized by U.S. Treasury securities	1.9:1	1.9:1
Debt-to-equity ratio based on total recourse borrowings excluding borrowings collateralized by U.S. Treasury securities, adjusted for unsettled purchases and sales(1)	1.9:1	1.9:1
Non-Recourse(2) Borrowings:
Other Secured Borrowings, at fair value(3)	3,125,332	2,945,578
HMBS-related obligations, at fair value	10,765,668	10,406,332
Total non-recourse borrowings	13,891,000	13,351,910
Total Recourse and Non-Recourse Borrowings	$17,713,166	$16,966,502
Debt-to-equity ratio based on total recourse and non-recourse borrowings	9.0:1	9.1:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding borrowings collateralized by U.S. Treasury securities	9.0:1	9.0:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding borrowings collateralized by U.S. Treasury securities, adjusted for unsettled purchases and sales(1)	9.0:1	9.0:1
(1)For unsettled purchases and sales, assumes associated borrowings are subject to haircuts of 5.8% as of both March 31, 2026 and December 31, 2025, respectively.
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
Our recourse debt-to-equity ratio, excluding borrowings collateralized by U.S. Treasury securities and adjusted for unsettled purchases and sales, was 1.9:1 as of both March 31, 2026 and December 31, 2025, as an increase in repo borrowings on our larger credit and Longbridge portfolios was roughly offset by higher total equity.

Our overall debt-to-equity ratio, based on total recourse and non-recourse borrowings excluding borrowings collateralized by U.S. Treasury securities, adjusted for unsettled purchases and sales, was 9.0:1 as of both March 31, 2026 and December 31, 2025.
Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
Our secured financing costs include interest expense related to our repo borrowings and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet but exclude HMBS-related obligations). For the three-month period ended March 31, 2026, the average cost of funds on our secured financings decreased to 4.93%, as compared to 4.99% for the three-month period ended December 31, 2025. Our unsecured financing costs consist of interest expense related to our Unsecured borrowings; for the three-month periods ended March 31, 2026 and December 31, 2025, the average borrowing rate on our unsecured financings was 6.97% and 6.84%, respectively. Our average cost of funds, including both secured and unsecured financings, decreased to 5.13% from 5.17% over the same period.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment ("Catch-up Amortization Adjustment") is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended March 31, 2026 and 2025, we recognized a Catch-Up Amortization Adjustment of $21 thousand and $0.9 million, respectively. The Catch-up Amortization Adjustment is reflected as an increase (decrease) to Interest income on the Consolidated Statement of Operations.
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for a description of relevant recent accounting pronouncements, if any.

Financial Condition
The following table summarizes the fair value of our consolidated portfolio of investments(1) as of March 31, 2026 and December 31, 2025.

(In thousands)	March 31, 2026	December 31, 2025(2)
Long:
Investment Portfolio:
Credit:
Dollar denominated:
Agency-eligible residential mortgage loans and retained RMBS(6)(8)	$313,537	$243,615
CLOs	97,108	111,808
CMBS	28,883	26,550
Commercial mortgage loans(3)(5)	776,588	765,059
Consumer loans and ABS backed by consumer loans(6)	149,151	143,648
Corporate debt and equity and corporate loans	33,378	29,147
Debt and equity investments in loan origination entities(7)	100,589	95,688
Forward MSR-related investments	72,824	77,852
HELOC and CES Loans and retained RMBS(6)(8)	357,385	364,838
Non-QM loans and retained non-QM RMBS(3)(6)(8)	2,667,157	2,624,068
Other RMBS	110,603	109,974
Residential transition loans and other residential mortgage loans(3)(4)	905,583	839,456
Other investments(9)(10)	79,398	70,466
Non-Dollar denominated:
CLO	11,983	13,232
RMBS(10)(11)	21,737	16,953
Other residential mortgage loans	25,707	27,536
Agency:
Fixed-rate specified pools	196,755	203,077
Reverse mortgage pools	560	556
Government debt	99,196	32,992
Longbridge:
Reverse mortgage loans(3)	13,005,578	12,344,835
Reverse MSRs	30,192	28,913
Total long	$19,083,892	$18,170,263
Short:
Investment Portfolio:
Government debt:
Dollar denominated	(297,231)	(269,978)
Non-Dollar denominated	—	(2,724)
Total short	$(297,231)	$(272,702)
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
(10)Includes loan to an entity which purchases residential mortgage loans for eventual securitization.
(11)Includes an equity investment in an unconsolidated entity holding European RMBS.

The following table summarizes our financial derivatives portfolio(1)(2) as of March 31, 2026.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$182	$(25,638)	$(25,456)	$2,205
Total Net Mortgage-Related Derivatives				2,205
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	57,750	(244,000)	(186,250)	(4,071)
Total Return Swaps	3,214	—	3,214	54
Options	5,486	(522)	4,964	4,880
Warrants(3)	109	—	109	1
Total Net Corporate-Related Derivatives				864
Interest Rate-Related Derivatives:
TBAs	131,837	(880,398)	(748,561)	3,013
Interest Rate Swaps	6,007,542	(8,461,035)	(2,453,493)	98,394
U.S. Treasury Futures(4)	—	(226,900)	(226,900)	1,007
Total Interest Rate-Related Derivatives				102,414
Other Derivatives:
Foreign Currency Forwards(5)	—	(35,450)	(35,450)	(23)
Total Net Other Derivatives				(23)
Net Total				$105,460
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 10 of the notes to the consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of March 31, 2026, derivative assets and derivative liabilities were $152.8 million and $(47.4) million, respectively, for a net fair value of $105.5 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of March 31, 2026, a total 2,269 short U.S. Treasury futures contracts were held.
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
As of March 31, 2026, our Consolidated Balance Sheet reflected total assets of $20.2 billion and total liabilities of $18.3 billion. As of December 31, 2025, our Consolidated Balance Sheet reflected total assets of $19.4 billion and total liabilities of $17.5 billion. Our investments in securities, loans, MSRs, Forward MSR-related investments, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $19.2 billion and $18.3 billion as of March 31, 2026 and December 31, 2025, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $344.6 million and $325.8 million as of March 31, 2026 and December 31, 2025, respectively. As of both March 31, 2026 and December 31, 2025, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. We primarily use interest rate swaps; short positions in TBAs, U.S. Treasury securities and sovereign bonds; and currency forwards to hedge the risk of rising interest rates and foreign currency risk.
The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As measured on a notional basis, we had a net short TBA position of $(748.6) million and $(238.9) million, as of March 31, 2026 and December 31, 2025, respectively. As measured in 10-year equivalents, we had a net short TBA position of $(433.5) million and $(98.5) million as of March 31, 2026 and December 31, 2025, respectively. 10-year equivalents represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of March 31, 2026 indebtedness outstanding on our repos was approximately $2.9 billion. As of March 31, 2026, our assets financed with repos consisted of Agency RMBS of $196.8 million, credit portfolio assets of $2.9 billion, reverse mortgage loans and retained RMBS of $222.6 million, and U.S. Treasury securities of $130.6 million. As of March 31, 2026, outstanding indebtedness under repos was $188.3 million for Agency RMBS, $2.4 billion for credit portfolio assets, $193.0 million of reverse mortgage loans and retained RMBS, and $130.7 million for U.S. Treasury securities. As of December 31, 2025 indebtedness outstanding on our repos was approximately $2.7 billion. As of December 31, 2025, our assets financed with repos consisted of Agency RMBS of $214.2 million, credit portfolio assets of $2.9 billion, reverse mortgage loans of $142.3 million, and U.S. Treasury securities of $33.0 million. As of December 31, 2025, outstanding indebtedness under repos was $201.7 million for Agency RMBS, $2.3 billion for credit portfolio assets, $121.0 million of reverse mortgage loans, and $33.3 million for U.S. Treasury securities.
In addition to our repos, as of March 31, 2026 we had Total other secured borrowings of $3.4 billion, collateralized primarily by $3.6 billion of residential mortgage loans, ABS backed by consumer loans, reverse mortgage loans, and reserve cash. This compares to Total other secured borrowings of $3.2 billion as of December 31, 2025, collateralized primarily by $3.5 billion of residential mortgage loans, ABS backed by consumer loans, reverse mortgage loans, and reserve cash. Additionally, as of March 31, 2026, we had HMBS-related obligations of $10.8 billion collateralized by $10.9 billion of HMBS assets, and as of December 31, 2025, we had HMBS-related obligations of $10.4 billion collateralized by $10.5 billion of HMBS assets, which include HECM loans as well as REO and claims and other receivables. In addition to our secured borrowings, as of both March 31, 2026 and December 31, 2025, we had Unsecured borrowings outstanding of $662.8 million.
As of March 31, 2026 and December 31, 2025, our debt-to-equity ratio was 9.0:1 and 9.1:1, respectively. Our recourse debt-to-equity ratio was 2.0:1 as of March 31, 2026 as compared to 1.9:1 as of December 31, 2025. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of March 31, 2026, our equity increased by $86.8 million to $1.958 billion from $1.871 billion as of December 31, 2025. The increase principally consisted of net proceeds from the issuance of common stock of $154.6 million, after commissions and offering costs; net income of $107.5 million; and contributions from non-controlling interests of $11.6 million. These increases were partially offset by the redemption of preferred stock of $115.0 million, common and preferred dividends of $55.0 million, and distributions to non-controlling interests of $17.9 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.920 billion as of March 31, 2026. As of March 31, 2026, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $13.56.

Results of Operations
The following tables summarize our results of operations by segment (as applicable) for the three-month periods ended March 31, 2026 and 2025:

	Three-Month Period Ended March 31, 2026
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$107,182	$40,980	$1,341	$149,503
Interest expense	(48,079)	(28,779)	(11,391)	(88,249)
Net interest income	59,103	12,201	(10,050)	61,254
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	(17,042)	12,145	—	(4,897)
Realized and unrealized gains (losses) on financial derivatives, net	26,567	5,343	(5,696)	26,214
Realized and unrealized gains (losses) on real estate owned, net	(2,025)	135	—	(1,890)
Unrealized gains (losses) on other secured borrowings, at fair value, net	4,743	2,250	—	6,993
Realized and unrealized gains (losses) on unsecured borrowings, at fair value	—	—	21,188	21,188
Net change from HECM reverse mortgage loans, at fair value	—	235,035	—	235,035
Net change related to HMBS obligations, at fair value	—	(194,107)	—	(194,107)
Litigation settlement income	—	17,000	—	17,000
Other, net	(4,759)	9,237	—	4,478
Total other income (loss)	7,484	87,038	15,492	110,014
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	7,101	7,101
Incentive fee to affiliate	—	—	19,222	19,222
Investment and transaction related expenses	4,027	15,800	—	19,827
Other operating expenses	2,574	25,964	5,685	34,223
Total expenses	6,601	41,764	32,008	80,373
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	59,986	57,475	(26,566)	90,895
Income tax expense (benefit)	—	—	966	966
Earnings (losses) from investments in unconsolidated entities	17,564	—	—	17,564
Net Income (Loss)	77,550	57,475	(27,532)	107,493
Net income (loss) attributable to non-controlling interests	1,175	—	1,002	2,177
Dividends on preferred stock	—	—	5,883	5,883
Issuance costs of redeemed preferred stock	—	—	3,966	3,966
Net Income (Loss) Attributable to Common Stockholders	$76,375	$57,475	$(38,383)	$95,467
Net Income (Loss) Per Common Share	$0.63	$0.47	$(0.32)	$0.78
(1)See Note 16 of the notes to the consolidated financial statements for further details on management fee rebates.

	Three-Month Period Ended March 31, 2025
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total
Interest Income (Expense)
Interest income	$93,347	$20,852	$1,714	$115,913
Interest expense	(51,563)	(16,612)	(4,481)	(72,656)
Net interest income	41,784	4,240	(2,767)	43,257
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	26,600	10,704	—	37,304
Realized and unrealized gains (losses) on financial derivatives, net	(9,764)	(6,994)	1,284	(15,474)
Realized and unrealized gains (losses) on real estate owned, net	(4,245)	—	—	(4,245)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(19,103)	(12,261)	—	(31,364)
Realized and unrealized gains (losses) on unsecured borrowings, at fair value	—	—	(356)	(356)
Net change from HECM reverse mortgage loans, at fair value	—	176,990	—	176,990
Net change related to HMBS obligations, at fair value	—	(147,471)	—	(147,471)
Other, net	18,903	5,363	—	24,266
Total other income (loss)	12,391	26,331	928	39,650
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	6,092	6,092
Incentive fee to affiliate	—	—	4,533	4,533
Investment and transaction related expenses	2,817	10,810	—	13,627
Other operating expenses	2,259	20,756	4,716	27,731
Total expenses	5,076	31,566	15,341	51,983
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	49,099	(995)	(17,180)	30,924
Income tax expense (benefit)	—	—	(96)	(96)
Earnings (losses) from investments in unconsolidated entities	8,304	—	—	8,304
Net Income (Loss)	57,403	(995)	(17,084)	39,324
Net income (loss) attributable to non-controlling interests	316	—	324	640
Dividends on preferred stock	—	—	7,035	7,035
Net Income (Loss) Attributable to Common Stockholders	$57,087	$(995)	$(24,443)	$31,649
Net Income (Loss) Per Common Share	$0.62	$(0.01)	$(0.26)	$0.35
(1)See Note 16 of the notes to the consolidated financial statements for further details on management fee rebates.
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended March 31, 2026 we had net income (loss) attributable to common stockholders of $95.5 million, compared to $31.6 million for the three-month period ended March 31, 2025.
Interest Income
Interest income was $149.5 million for the three-month period ended March 31, 2026, as compared to $115.9 million for the three-month period ended March 31, 2025. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the three-month period ended March 31, 2026 increased to $107.2 million, as compared to $93.3 million for the three-month period ended March 31, 2025.

The following table(1) details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended March 31, 2026 and 2025:

	Credit(1)(2)			Agency			Total
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended March 31, 2026	$101,628	$5,332,765	7.62%	$1,958	$213,128	3.67%	$103,586	$5,545,893	7.47%
Three-month period ended March 31, 2025	$85,399	$4,588,530	7.44%	$4,140	$303,467	5.46%	$89,539	$4,891,997	7.32%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
(2)Effective January 1, 2026, Agency IOs are included with credit assets.
For the three-month period ended March 31, 2026, interest income from our credit portfolio was $101.6 million, as compared to $85.4 million for the three-month period ended March 31, 2025. This quarter-over-quarter increase was primarily driven by a larger average credit portfolio and by higher average asset yields for the three-month period ended March 31, 2026.
For the three-month period ended March 31, 2026 and 2025, interest income from our Agency RMBS was $2.0 million and $4.1 million, respectively. This quarter-over-quarter decrease was due to a significantly smaller Agency portfolio in the current period and lower average asset yields for the three-month period ended March 31, 2026.
Some of the variability in our interest income and portfolio yields is due to the Catch-up Amortization Adjustment. For the three-month periods ended March 31, 2026 and 2025 we had a positive Catch-up Amortization Adjustment of $21 thousand and $0.9 million, respectively, which increased our interest income. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 3.63% and 7.47%, respectively, for the three-month period ended March 31, 2026. Excluding the Catch-up Amortization Adjustment, the weighted average yield of our Agency portfolio and our total portfolio was 4.22% and 7.24%, respectively, for the three-month period ended March 31, 2025.
In addition, we had $1.9 million and $2.5 million of interest income related to long U.S. Treasury securities and reverse repo on short U.S. Treasury securities for the three-month periods ended March 31, 2026 and 2025, respectively, which we generally use to hedge our exposure to changes in interest rates.
Longbridge
For the three-month periods ended March 31, 2026 and 2025, interest income from the Longbridge segment was $41.0 million and $20.9 million, respectively. The increase was primarily related to a larger portfolio of proprietary reverse mortgage loans period over period for the three-month period ended March 31, 2026.
Corporate/Other
For the three-month periods ended March 31, 2026 and 2025, interest income not allocable to either the investment portfolio segment or the Longbridge segment was $1.3 million and $1.7 million, respectively, primarily related to interest income earned on cash balances and cash collateral held by counterparties.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our unsecured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the three-month periods ended March 31, 2026 and 2025, we had total interest expense of $88.2 million and $72.7 million, respectively.
Investment Portfolio
Total interest expense in our investment portfolio segment decreased to $48.1 million for the three-month period ended March 31, 2026, as compared to $51.6 million for the three-month period ended March 31, 2025. The decline in interest expense was primarily the result of a decline in financing rates and a decline in average borrowings on our smaller Agency RMBS portfolio and U.S. Treasury securities. These declines were partially offset by an increase in borrowings on our larger credit portfolio.

The table below summarizes the components of interest expense in our Investment Portfolio for the three-month periods ended March 31, 2026 and 2025.

	Three-Month Period Ended
(In thousands)	March 31, 2026	March 31, 2025
Repos and Total Other Secured Borrowings	$46,662	$51,517
Securities Sold Short (1)	1,384	38
Other	33	8
Total	$48,079	$51,563
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the three-month periods ended March 31, 2026 and 2025.

	Three-Month Period Ended
	March 31, 2026			March 31, 2025
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit	$3,826,789	$44,799	4.75%	$3,571,066	$46,373	5.27%
Agency RMBS	122,537	1,156	3.82%	220,630	2,499	4.59%
Subtotal(1)	3,949,326	45,955	4.72%	3,791,696	48,872	5.23%
U.S. Treasury Securities	75,450	707	3.80%	237,842	2,645	4.51%
Total	$4,024,776	$46,662	4.70%	$4,029,538	$51,517	5.18%
(1)Excludes U.S. Treasury securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 4.10% and 4.38% for the three-month periods ended March 31, 2026 and 2025, respectively. Excluding the Catch-up Amortization Adjustment, our net interest margin, defined as the average yield on our portfolio of yield-bearing assets less the average cost of funds on our secured borrowings (including actual and accrued periodic payments on interest rate swaps as described above), was 3.37% and 2.86% for the three-month periods ended March 31, 2026 and 2025, respectively. These metrics do not include costs associated with any unsecured debt or costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Longbridge
Interest expense in the Longbridge segment primarily relates to Other secured borrowings and repurchase agreements. For the three-month periods ended March 31, 2026 and 2025, interest expense in the Longbridge segment was $28.8 million and $16.6 million, respectively. The increase in interest expense in the current period was primarily due to a significant increase in average borrowings on proprietary reverse mortgage loans as well as an increase in interest expense on securities sold short, partially offset by a significant decrease in financing rates for the three-month period ended March 31, 2026.
The table below summarizes the components of interest expense in the Longbridge segment for the three-month periods ended March 31, 2026 and 2025.

	Three-Month Period Ended
(In thousands)	March 31, 2026	March 31, 2025
Repos and Total Other Secured Borrowings	$27,157	$13,875
Securities Sold Short (1)	1,622	2,737
Total	$28,779	$16,612
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
For the three-month period ended March 31, 2026, average borrowings in the Longbridge segment were $2.0 billion and the average cost of funds was 5.38%. This compares to average borrowings of $1.0 billion and an average cost of funds of 5.58% for the three-month period ended March 31, 2025.
Corporate/Other
Certain items of interest expense are not allocable to either the investment portfolio segment or the Longbridge segment,

such as interest expense on Unsecured borrowings and certain cash collateral held by us. Total interest expense not allocable to either the investment portfolio segment or the Longbridge segment was $11.4 million and $4.5 million for the three-month periods ended March 31, 2026 and 2025, respectively. The rise in interest expense during the current period was primarily due to an increase in the amount of unsecured notes outstanding in the current period.
The table below summarizes the components of interest expense not included in either segment for the three-month periods ended March 31, 2026 and 2025.

	Three-Month Periods Ended
(In thousands)	March 31, 2026	March 31, 2025
Unsecured borrowings	$11,390	$4,466
Other	1	15
Total	$11,391	$4,481
Base Management Fees
Corporate/Other
For the three-month period ended March 31, 2026, the net base management fee, which is based on total equity at the end of each quarter less any applicable rebates our Manager credited us, was $7.1 million as compared to $6.1 million for the three-month period ended March 31, 2025. The increase in the net base management fee period over period was due to a larger capital base at the end of the first quarter of 2026, as compared to the end of the first quarter of 2025. See Note 16 of the notes to our consolidated financial statements for further detail on management fee rebates.
Incentive Fees
Corporate/Other
Each quarter, in addition to the base management fee, our Manager is also entitled to an incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. For the three-month periods ended March 31, 2026 and 2025, we incurred an incentive fee of $19.2 million and $4.5 million, respectively. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Investment and Transaction Related Expenses
Investment and transaction related expenses consist of servicing fees on our mortgage and consumer loans, origination expenses, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended March 31, 2026 and 2025, investment and transaction related expenses were $19.8 million and $13.6 million, respectively.
Investment Portfolio
For the three-month periods ended March 31, 2026 and 2025, Investment and transaction related expenses in our investment portfolio segment were $4.0 million and $2.8 million, respectively. The increase in investment and transaction related expenses was primarily due to an increase in investment-related expenses related to our residential and commercial mortgage loan and REO portfolios, as well as an increase in servicing expense on our larger average commercial mortgage loan portfolio during the period.
Longbridge
Investment and transaction related expenses in the Longbridge segment primarily consist of servicing expense related to reverse mortgage loans and various loan origination expenses. For the three-month periods ended March 31, 2026 and 2025, Investment and transaction related expenses were $15.8 million and $10.8 million, respectively; such increase was primarily due to an increases in debt issuance costs related to other secured borrowings, at fair value, and an increase in various loan origination expenses and servicing expenses resulting from our larger origination volumes and larger holdings of reverse mortgage loans.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and investment and transaction related expenses. Other operating expenses were $34.2 million for the three-month period ended March 31, 2026 as compared to $27.7 million for the three-month period ended March 31, 2025.

Investment Portfolio
Other operating expenses in our investment portfolio segment were $2.6 million and $2.3 million for the three-month periods ended March 31, 2026 and 2025, respectively. The increase in other operating expenses for the three-month period ended March 31, 2026 was due to an increase in compensation and benefits expense.
Longbridge
For the three-month periods ended March 31, 2026 and 2025, other operating expenses in the Longbridge segment were $26.0 million and $20.8 million, respectively. These expenses primarily consist of compensation and benefits expense, and consist to a lesser extent of professional fees and various overhead costs including expenses related to technology and marketing. The quarter-over-quarter increase was primarily due to an increase in compensation and benefits expenses and professional fees.
Corporate/Other
For the three-month periods ended March 31, 2026 and 2025, other operating expenses not allocable to either the investment portfolio segment or the Longbridge segment were $5.7 million and $4.7 million, respectively. The quarter-over-quarter increase was primarily due to increases in compensation and benefits expenses and other expenses.
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
Investment Portfolio
For the three-month period ended March 31, 2026, other income (loss) was $7.5 million, consisting primarily of net realized and unrealized gains of $26.6 million on our financial derivatives and net unrealized gains of $4.7 million on our Other secured borrowings, at fair value. These gains were partially offset by net realized and unrealized losses of $(17.0) million on our securities and loans, $(2.0) million on real estate owned, and $(4.8) million of Other, net. Net realized and unrealized gains of $26.6 million on our financial derivatives were primarily related to net realized and unrealized gains, driven by higher interest rates, on our interest rate swaps, and to a lesser extent, our TBAs. Net realized and unrealized losses of $(17.0) million on our securities and loans were primarily on CLOs, non-QM loans, Agency-eligible loans, and closed-end second lien loans. These losses were partially offset by net realized and unrealized gains on non-QM and closed-end second lien retained tranches. Other, net of $(4.8) million consists primarily of net unrealized losses on loan purchase commitments and forward MSR-related investments, realized losses on foreign currency transactions, unrealized losses on foreign currency remeasurement, various origination and loan income, and rental income. We also recognized net unrealized gains of $4.7 million on our Other secured borrowings, at fair value for the three-month period ended March 31, 2026, related to debt tranches of our consolidated mortgage loan securitizations. Change in net unrealized gain (loss) on the loans underlying these consolidated mortgage loan securitizations for the three-month period ended March 31, 2026, was $(5.9) million, which is included in Unrealized gains (losses) on securities and loans, net.
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

Longbridge
For the three-month period ended March 31, 2026, other income (loss) from the Longbridge segment was $87.0 million, consisting primarily of net gains from Net change from HECM reverse mortgage loans, at fair value of $235.0 million, income of $17.0 million from settlement of a litigation, $12.1 million on securities and loans, $5.3 million on financial derivatives, $2.3 million on Other secured borrowings, at fair value, and $9.2 million of Other, net, which were partially offset by Net change related to HMBS obligations, at fair value of $(194.1) million. Net change from HECM reverse mortgage loans at fair value of $235.0 million primarily consisted of $148.0 million of coupon income on HECM loans, as well as net realized and unrealized gains of $85.7 million on HECM loans primarily driven by profitable new originations and tail fundings, as well as tighter yield spreads. Net change related to HMBS obligations, at fair value of $(194.1) million primarily consisted of $(137.1) million of interest expense on the HMBS obligations and net unrealized losses of $(57.0) million on the HMBS obligations, which partially offset the interest income and net realized and unrealized gains on HECM loans. Longbridge received a payment of $17.0 million pursuant to a legal settlement agreement executed between Longbridge and a third party. Net gains of $12.1 million on securities and loans were primarily driven by unrealized gains on proprietary reverse mortgage loans, including gains related to securitizations of proprietary reverse mortgage loans, as well as gains on short positions in U.S. Treasury securities. Other, net of $9.2 million, is primarily related to $4.7 million of origination fees, $1.9 million of servicing fees, $1.3 million of net gains on Reverse MSRs, and $1.1 million of net gains on loan commitments.
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
Corporate/Other
For the three-month period ended March 31, 2026, other income (loss) was $15.5 million, consisting primarily of an unrealized gain on Unsecured borrowings, at fair value driven by credit spread widening, partially offset by losses on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity. For the three-month period ended March 31, 2025, other income (loss) was $0.9 million, consisting primarily of net gains on our Unsecured borrowings, at fair value and on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $1.0 million for the three-month period ended March 31, 2026, as compared to $(0.1) million for the three-month period ended March 31, 2025.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $17.6 million for the three-month period ended March 31, 2026, as compared to $8.3 million for the three-month period ended March 31, 2025. For the three-month period ended March 31, 2026, Earnings (losses) from investments in unconsolidated entities of $17.6 million primarily consisted of net realized and unrealized gains on investments in loan originators, investments in unconsolidated entities related to residential mortgage loan securitizations, and investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates.
For the three-month period ended March 31, 2025, Earnings (losses) from investments in unconsolidated entities of $8.3 million primarily consisted of net realized and unrealized gains on investments in loan originators and on investments in unconsolidated entities related to risk retention related vehicles related to non-QM loan securitizations.

Adjusted Distributable Earnings
We calculate Adjusted Distributable Earnings as U.S. GAAP net income (loss) as adjusted for: (i) realized and unrealized gain (loss) on securities and loans, REO, mortgage servicing rights, financial derivatives (excluding periodic settlements on interest rate swaps), any borrowings carried at fair value, and foreign currency transactions; (ii) incentive fee to affiliate; (iii) Catch-up Amortization Adjustment (as defined below); (iv) non-cash equity compensation expense; (v) provision for income taxes; (vi) certain non-capitalized transaction costs; and (vii) other income or loss items that are of a non-recurring nature. For certain investments in unconsolidated entities, we include the relevant components of net operating income in Adjusted Distributable Earnings. The Catch-up Amortization Adjustment is a quarterly adjustment to premium amortization or discount accretion triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cash flows and prepayments, and can vary significantly from quarter to quarter. Non-capitalized transaction costs include expenses, generally professional fees, incurred in connection with the acquisition of an investment or issuance of long-term debt. We also include in Adjusted Distributable Earnings, for all loans that we originate through Longbridge, any realized and unrealized gains (losses) on such loans up to the point of loan sale or securitization, net of sale or securitization costs; and any realized and unrealized gains (losses) on HECM buyout loans and REO related to Longbridge's servicing activities.
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

The following tables reconcile, for the three-month periods ended March 31, 2026 and 2025 our Adjusted Distributable Earnings by segment to the line on our Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended March 31, 2026				Three-Month Period Ended March 31, 2025
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Longbridge	Corporate/Other	Total
Net Income (Loss)	$77,550	$57,475	$(27,532)	$107,493	$57,403	$(995)	$(17,084)	$39,324
Income tax expense (benefit)	—	—	966	966	—	—	(96)	(96)
Net income (loss) before income tax expense (benefit)	77,550	57,475	(26,566)	108,459	57,403	(995)	(17,180)	39,228
Adjustments:
Realized (gains) losses, net(1)	(19,398)	—	263	(19,135)	7,448	—	1,382	8,830
Unrealized (gains) losses, net(2)	20,247	12,158	(16,400)	16,005	(11,346)	5,429	(2,772)	(8,689)
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(3)	—	(15,822)	—	(15,822)	—	3,869	—	3,869
Incentive fee to affiliate	—	—	19,222	19,222	—	—	4,533	4,533
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	(21)	—	—	(21)	(938)	—	—	(938)
Adjustment related to consolidated proprietary reverse mortgage loan securitizations(4)	—	(12,690)	—	(12,690)	—	(4,011)	—	(4,011)
Non-capitalized transaction costs and other expense adjustments(5)	1,359	1,311	294	2,964	1,109	1,669	262	3,040
Litigation settlement income	—	(17,000)	—	(17,000)	—	—	—	—
(Earnings) losses from investments in unconsolidated entities	(17,564)	—	—	(17,564)	(8,304)	—	—	(8,304)
Adjusted distributable earnings from investments in unconsolidated entities	9,584	—	—	9,584	5,702	—	—	5,702
Total Adjusted Distributable Earnings	$71,757	$25,432	$(23,187)	$74,002	$51,074	$5,961	$(13,775)	$43,260
Dividends on preferred stock	—	—	5,883	5,883	—	—	7,035	7,035
Adjusted Distributable Earnings attributable to non-controlling interests	928	—	695	1,623	373	—	359	732
Adjusted Distributable Earnings Attributable to Common Stockholders	$70,829	$25,432	$(29,765)	$66,496	$50,701	$5,961	$(21,169)	$35,493
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$0.58	$0.21	$(0.24)	$0.55	$0.55	$0.07	$(0.23)	$0.39
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
(3)Represents net change in fair value of HMBS MSR and mortgage servicing rights related to proprietary mortgage loans attributable to changes in market conditions and model assumptions. This adjustment also includes net (gains) losses on certain hedging instruments (including interest rate swaps, futures, and short U.S. Treasury securities), which are components of realized and/or unrealized gains (losses) on financial derivatives, net, realized and/or unrealized gains (losses) on securities and loans, net, interest income, and interest expense on the Consolidated Statement of Operations.
(4)Represents the effect of replacing mortgage loan interest income (net of securitization debt expense) with interest income of the retained tranches.
(5)For the three-month period ended March 31, 2026, includes $1.3 million of other non-capitalized transaction costs, $1.2 million of non-cash equity compensation and depreciation expense, and $0.5 million of various other expenses. For the three-month period ended March 31, 2025, includes $1.7 million of non-capitalized transaction costs, $0.6 million of non-cash equity compensation and depreciation expense, and $0.7 million of various other expenses.

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
We held cash and cash equivalents of approximately $163.2 million and $201.9 million as of March 31, 2026 and December 31, 2025, respectively.
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	March 31, 2026		December 31, 2025
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$329,742	11.4%	$267,237	10.1%
31 - 60 Days	308,400	10.7%	406,647	15.3%
61 - 90 Days	175,396	6.1%	210,885	7.9%
91 - 120 Days	500,291	17.3%	361,230	13.6%
121 - 150 Days	7,418	0.2%	—	—%
151 - 180 Days	12,654	0.4%	13,143	0.5%
181 - 364 Days	373,752	12.9%	217,900	8.2%
> 364 Days	1,187,319	41.0%	1,178,402	44.4%
	$2,894,972	100.0%	$2,655,444	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of March 31, 2026, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 18.6% with respect to credit portfolio assets, 8.4% with respect to reverse mortgage loans, 4.9% with respect to Agency RMBS assets, and 16.5% overall. As of December 31, 2025, the weighted average contractual haircuts were 20.7% with respect to credit portfolio assets, 15.4% with respect to reverse mortgage loans, 5.8% with respect to Agency RMBS assets, and 19.3% overall.
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
As of March 31, 2026 and December 31, 2025, we had $2.9 billion and $2.7 billion, respectively, of borrowings outstanding under our repos. As of March 31, 2026, the remaining terms on our repos ranged from 1 day to 736 days, with a weighted average remaining term of 263 days. Our repo borrowings were with a total of 22 counterparties as of March 31, 2026. As of March 31, 2026, our repos had interest rates ranging from 2.82% to 6.94%, with a weighted average borrowing rate of 5.12%. As of December 31, 2025, the remaining terms on our repos ranged from 2 days to 636 days, with a weighted average remaining term of 268 days. Our repo borrowings were with a total of 21 counterparties as of December 31, 2025. As of December 31, 2025, our repos had interest rates ranging from 2.79% to 7.05%, with a weighted average borrowing rate of

5.18%. Investments transferred as collateral under repos had an aggregate fair value of $3.5 billion and $3.3 billion as of March 31, 2026 and December 31, 2025, respectively. It is expected that amounts due upon maturity of our repos will be funded primarily through the roll/re-initiation of repos and, if we are unable or unwilling to roll/re-initiate our repos, through free cash and proceeds from the sale or securitization of assets being financed.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2026	$2,894,972	$2,566,677	$2,895,102
December 31, 2025	2,655,444	2,646,700	2,891,714
September 30, 2025	2,800,964	2,536,033	2,800,964
June 30, 2025	2,347,458	2,511,780	2,659,554
March 31, 2025	2,568,627	2,623,924	2,675,171
December 31, 2024	2,584,040	2,610,301	2,779,028
September 30, 2024	2,642,052	2,450,025	2,642,052
June 30, 2024	2,301,976	2,289,971	2,371,482
March 31, 2024	2,517,747	2,550,390	2,648,371
December 31, 2023	2,967,437	2,640,625	2,967,437
September 30, 2023	2,573,043	2,605,359	2,707,121
June 30, 2023	2,557,864	2,402,711	2,557,864
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including residential and commercial mortgage loans and REO, consumer loans and ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs; such transactions are accounted for as secured borrowings. As of March 31, 2026 and December 31, 2025, we had outstanding borrowings related to such transactions in the amount of $3.4 billion and $3.2 billion, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Balance Sheet. As of March 31, 2026 and December 31, 2025, the fair value of assets collateralizing our Total other secured borrowings was $3.6 billion and $3.5 billion, respectively. Additionally, as of March 31, 2026, as an HMBS issuer, we had HMBS-related obligations of $10.8 billion collateralized by $10.9 billion of HMBS assets and as of December 31, 2025, we had HMBS-related obligations of $10.4 billion collateralized by $10.5 billion of HMBS assets; HMBS assets include HECM loans as well as REO and claims and other receivables. See Note 14 in the notes to our consolidated financial statements for further information on our other secured borrowings and HMBS-related obligations.
As of both March 31, 2026 and December 31, 2025, we had $662.8 million of outstanding unsecured borrowings comprised of $400.0 million of 7.375% Senior Notes due September 2030, $210.0 million of 5.875% Senior Notes due April 2027, $37.8 million of 6.00% Senior Notes due August 2026, and $15.0 million of unregistered junior subordinated unsecured debt securities, the "Trust Preferred Debt." The Trust Preferred Debt includes $10.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 3.26% and which matures on October 7, 2033, and $5.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 2.51% and which matures on July 7, 2035.
As of March 31, 2026, we had an aggregate amount at risk under our repos with 21 counterparties of approximately $585.3 million, and as of December 31, 2025, we had an aggregate amount at risk under our repos with 21 counterparties of approximately $616.5 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of March 31, 2026 and December 31, 2025, does not include approximately $1.7 million and $0.4 million, respectively, of net accrued interest receivable (payable), which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of March 31, 2026, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with nine counterparties of approximately $11.4 million. We also had $43.8 million of initial margin for cleared over-the-counter ("OTC") derivatives posted to central clearinghouses as of that date. As of December 31, 2025, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with seven counterparties of approximately $21.8 million. We also had $47.6 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2026, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with one counterparty of approximately $0.3 million. As of December 31, 2025, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $1.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We have an "at-the-market" offering program for shares of our common stock (the "Common ATM Program") in connection with which we have entered into equity distribution agreements with sales agents. Under the current Common ATM Program we are authorized to offer and sell up to $500.0 million of common stock from time to time. During the three-month period ended March 31, 2026, we issued 2,735,163 shares of common stock under the Common ATM Program which provided $37.4 million of net proceeds after $0.2 million of agent commissions and $36 thousand of offering costs. During the three-month period ended March 31, 2025, we issued 3,750,388 shares of common stock under the Common ATM Program which provided $50.8 million of net proceeds after $0.3 million of agent commissions and $0.2 million of offering costs. Under the current Common ATM Program we had a remaining authorization to issue $457.7 million of common shares as of March 31, 2026.
Subsequent to March 31, 2026, we issued 744,601 shares of common stock under the Common ATM Program which provided $9.9 million of net proceeds after $65 thousand of agent commissions and $11 thousand of offering costs.
On January 28, 2026, we completed a follow-on offering of 8,775,000 shares of our common stock. The issuance and sale of such shares of common stock generated net proceeds of $117.2 million, after $0.9 million of underwriters' discounts and commissions and $0.3 million of offering costs.
On February 27, 2026, we redeemed all 4,600,000 outstanding shares of Series A Preferred Stock for $115.8 million, based on the liquidation preference of $25.00 per share, plus accrued and unpaid dividends.
We also have an "at-the-market" offering for our Series B Preferred Stock (the "Preferred ATM Program"), in connection with which we have entered into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") from time to time. As of March 31, 2026, we had remaining authorization under the Preferred ATM Program to issue $99.5 million of preferred stock. We did not issue any preferred stock under the Preferred ATM Program during the three-month periods ended March 31, 2026 and 2025.
Our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $50 million of common stock (the "Common Share Repurchase Program"). The Common Share Repurchase Program is open-ended in duration and allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. We did not repurchase any common shares during the three-month periods ended March 31, 2026 and 2025. As of March 31, 2026, we have authorization to repurchase an additional $45.1 million of common stock under the Common Share Repurchase Program.
With approval of our Board of Directors, we have a share repurchase program under which we are authorized to repurchase up to $30.0 million of Series B Preferred Stock (the "Preferred Share Repurchase Program"). The Preferred Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. We have not yet repurchased any shares of preferred stock under the Preferred Share Repurchase Program.
We may declare dividends based on, among other things, our earnings, our financial condition, the REIT qualification requirements of the Internal Revenue Code of 1986, as amended, our working capital needs and new opportunities. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors.
The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the consolidated financial statements) for the three-month periods ended March 31, 2026 and 2025:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
2026:
March 9, 2026	$0.13	$16,415	March 31, 2026	April 30, 2026
February 9, 2026	0.13	16,361	February 27, 2026	March 31, 2026
January 8, 2026	0.13	16,361	January 30, 2026	February 27, 2026
2025:
March 7, 2025	0.13	12,424	March 31, 2025	April 25, 2025
February 10, 2025	0.13	11,904	February 28, 2025	March 25, 2025
January 8, 2025	0.13	11,904	January 31, 2025	February 25, 2025
On April 7, 2026, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on May 29, 2026 to stockholders of record as of April 30, 2026.
On May 7, 2026, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on June 30, 2026 to stockholders of record as of May 29, 2026.
The following table sets forth the dividend distributions authorized by the Board of Directors during the three-month periods ended March 31, 2026 and 2025 to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
January 28, 2026	$0.3646300	$1,678	February 27, 2026	February 27, 2026
March 7, 2025	0.6090310	2,830	March 31, 2025	April 30, 2025
Series B Preferred Stock:
March 9, 2026	0.3906250	1,883	March 31, 2026	April 30, 2026
March 7, 2025	0.3906250	1,883	March 31, 2025	April 30, 2025
Series C Preferred Stock:
March 9, 2026	0.5390625	2,156	March 31, 2026	April 30, 2026
March 7, 2025	0.5390625	2,156	March 31, 2025	April 30, 2025
Series D Preferred Stock:
March 9, 2026	0.4375000	166	March 20, 2026	March 30, 2026
March 7, 2025	0.4375000	166	March 20, 2025	March 30, 2025
At those times when cash flows from our operating activities are insufficient to fund our dividend payments, we fund such dividend payments through cash flows from our investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize our cash flows for the three-month periods ended March 31, 2026 and 2025.
For the three-month period ended March 31, 2026, our operating activities provided net cash in the amount of $10.0 million and our investing activities used net cash in the amount of $1.91 billion. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $1.60 billion. We received $708.9 million in proceeds from the issuance of Total other secured borrowings, and we used $682.3 million for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $284.2 million during the three-month period ended March 31, 2026. We received proceeds from the issuance of HMBS-related obligations of $393.9 million and used $234.8 million for principal payments on HMBS-related obligations. We used $115.0 million to repay the Series A Preferred Stock. We received proceeds from the issuance of common stock, net of underwriters' discounts, commissions, and offering costs paid of $154.8 million and contributions from non-controlling interests of $11.9 million. We used $55.3 million to pay dividends and $17.9 million for distributions to non-controlling interests (our joint venture partners). As a result there was an decrease in our cash holdings of $146.7 million, from $338.2 million as of December 31, 2025 to $191.5 million as of March 31, 2026.
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

Off-Balance Sheet Arrangements
As of March 31, 2026, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment to provide funding to any such entities, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
Longbridge has a fiduciary responsibility related to escrow balances held in trust for borrowers' draws and other custodial funds due to servicing customers; as of March 31, 2026 the amount held in such accounts was $94.3 million. These funds, which do not represent assets or liabilities of ours, are maintained in segregated accounts at Longbridge, and accordingly, are not reflected on the Consolidated Balance Sheet.
At March 31, 2026, we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at March 31, 2026 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of March 31, 2026, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$4,836	0.25%	$9,080	0.46%	$(5,427)	(0.28)%	$(11,445)	(0.58)%
Long TBAs	7,909	0.40%	12,498	0.64%	(11,229)	(0.57)%	(25,777)	(1.32)%
Short TBAs	(22,804)	(1.17)%	(38,459)	(1.96)%	29,952	1.53%	67,052	3.42%
Non-Agency RMBS, CMBS, ABS, Loans, and MSRs	50,203	2.56%	91,642	4.68%	(58,971)	(3.01)%	(126,710)	(6.47)%
U.S. Treasury Securities and Interest Rate Swaps, Options, and Futures	(35,903)	(1.83)%	(72,992)	(3.73)%	34,718	1.77%	68,250	3.49%
Corporate Securities and Other	(44)	—%	(46)	—%	87	—%	217	0.01%
Repurchase Agreements, Reverse Repurchase Agreements, and Unsecured Borrowings	(8,033)	(0.41)%	(16,084)	(0.82)%	8,015	0.41%	16,012	0.82%
Total	$(3,836)	(0.20)%	$(14,361)	(0.73)%	$(2,855)	(0.15)%	$(12,401)	(0.63)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our March 31, 2026 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Part I, Item 1A. Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 2, 2026 (the "Form 10-K"). See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Pursuant to our 2017 Equity Incentive Plan, on March 16, 2026, we granted 95,598 OP LTIP Units to certain of our personnel, subject to forfeiture restrictions that will lapse on December 31, 2027. On March 18, 2026, we granted 320,039 OP LTIP Units to certain of our personnel, subject to forfeiture restrictions that will lapse on March 18, 2027.
Once vested, OP LTIP Units may be converted at the election of the holder, or at any time at our election, into OP Units on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of our common stock or, at our election, for the cash value of such shares of our common stock. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
Item 16. Exhibits

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

ELLINGTON FINANCIAL INC.
Date:	May 11, 2026	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	May 11, 2026	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)