Form 10-Q
period 2026-06-30
Ellington Financial Inc.
filed 2026-08-10
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of August 7, 2026: 128,887,386

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2026	December 31, 2025
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$247,473	$201,893
Restricted cash(1)	42,373	136,297
Securities, at fair value(1)(2)	1,230,743	1,034,882
Loans, at fair value(1)(2)	17,874,430	16,640,647
Loan commitments, at fair value	10,191	9,124
Forward MSR-related investments, at fair value(1)	75,901	77,852
Mortgage servicing rights, at fair value	30,040	28,913
Investments in unconsolidated entities, at fair value(1)	402,259	312,421
Real estate owned(1)(2)	81,042	75,548
Financial derivatives—assets, at fair value	174,889	142,723
Reverse repurchase agreements	577,691	453,037
Due from brokers	59,396	35,919
Investment related receivables(1)	190,166	177,208
Other assets(1)	32,953	26,446
Total Assets	$21,029,547	$19,352,910
Liabilities
Securities sold short, at fair value	$252,118	$272,702
Repurchase agreements(1)	3,064,277	2,655,444
Financial derivatives—liabilities, at fair value	80,793	53,073
Due to brokers	59,791	48,104
Investment related payables	40,721	36,092
Other secured borrowings(1)	256,988	296,398
Other secured borrowings, at fair value(1)	3,451,333	2,945,578
HMBS-related obligations, at fair value	11,057,752	10,406,332
Unsecured borrowings, at fair value	654,962	659,832
Base management fee payable to affiliate	7,355	6,869
Incentive fee payable to affiliate	920	—
Dividends payable	19,491	19,428
Interest payable(1)	25,680	26,798
Accrued expenses and other liabilities(1)	57,930	55,105
Total Liabilities	19,030,111	17,481,755
Commitments and contingencies (Note 24)
Equity
Preferred stock, 100,000,000 shares authorized; 9,200,089 and 13,800,089 shares issued and outstanding, and $230,002 and $345,002 aggregate liquidation preference, respectively	220,924	331,958
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 127,593,315 and 113,138,860 shares issued and outstanding, respectively	128	113
Additional paid-in-capital	2,106,033	1,915,152
Retained earnings (accumulated deficit)	(360,933)	(412,964)
Total Stockholders' Equity	1,966,152	1,834,259
Non-controlling interests(1)	33,284	36,896
Total Equity	1,999,436	1,871,155
Total Liabilities and Equity	$21,029,547	$19,352,910
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

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(In thousands, except per share amounts)
Net Interest Income
Interest income	$170,837	$115,471	$320,340	$231,384
Interest expense	(98,551)	(72,128)	(186,800)	(144,784)
Total net interest income	72,286	43,343	133,540	86,600
Other Income (Loss)
Realized gains (losses) on securities and loans, net	(13,104)	6,911	1,611	(1,893)
Realized gains (losses) on financial derivatives, net	4,987	(519)	24,159	11,122
Realized gains (losses) on real estate owned, net	(7,083)	(1,356)	(10,228)	(2,290)
Realized gains (losses) on unsecured borrowings, at fair value	—	—	—	(1,383)
Unrealized gains (losses) on securities and loans, net	15,948	59,810	(3,664)	105,918
Unrealized gains (losses) on financial derivatives, net	4,471	(25,608)	11,513	(52,724)
Unrealized gains (losses) on real estate owned, net	1,565	(1,396)	2,820	(4,707)
Unrealized gains (losses) on other secured borrowings, at fair value, net	10,216	(25,844)	17,209	(57,208)
Unrealized gains (losses) on unsecured borrowings, at fair value, net	(16,318)	(1,699)	4,870	(673)
Net change from HECM reverse mortgage loans, at fair value	152,018	168,817	387,053	345,807
Net change related to HMBS obligations, at fair value	(121,141)	(142,212)	(315,248)	(289,682)
Litigation settlement income	—	—	17,000	—
Other, net	19,289	12,295	23,767	36,563
Total other income (loss)	50,848	49,199	160,862	88,850
Expenses
Base management fee to affiliate (Net of fee rebates of $132, $57, $414, and $117, respectively)(1)	7,356	6,270	14,457	12,362
Incentive fee to affiliate	919	—	20,141	4,533
Investment and transaction related expenses:
Servicing expense	7,933	7,220	15,733	14,239
Debt issuance costs related to Other secured borrowings, at fair value	4,158	2,280	6,482	2,280
Other	14,510	9,147	24,213	15,756
Professional fees	2,917	3,143	6,551	6,860
Compensation and benefits	28,398	21,332	50,204	38,274
Other expenses	9,831	7,674	18,614	14,746
Total expenses	76,022	57,066	156,395	109,050
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	47,112	35,476	138,007	66,400
Income tax expense (benefit)	52	1,475	1,018	1,379
Earnings (losses) from investments in unconsolidated entities	10,975	17,072	28,539	25,376
Net Income (Loss)	58,035	51,073	165,528	90,397
Net income (loss) attributable to non-controlling interests	(573)	1,114	1,604	1,754
Dividends on preferred stock	4,205	7,036	10,088	14,071
Issuance costs of redeemed preferred stock	—	—	3,966	—
Net Income (Loss) Attributable to Common Stockholders	$54,403	$42,923	$149,870	$74,572
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.43	$0.45	$1.21	$0.80
(1)See Note 16 for further details on management fee rebates.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2025	$331,958	113,138,860	$113	$1,915,152	$(412,964)	$1,834,259	$36,896	$1,871,155
Net income (loss)					105,316	105,316	2,177	107,493
Net proceeds from the issuance of common stock(1)		11,510,163	12	154,582		154,594		154,594
Contributions from non-controlling interests							11,565	11,565
Common dividends					(48,613)	(48,613)	(524)	(49,137)
Preferred dividends					(5,883)	(5,883)	—	(5,883)
Distributions to non-controlling interests							(17,880)	(17,880)
Adjustment to non-controlling interests				(5,607)		(5,607)	5,607	—
Redemption of shares of preferred stock	(111,034)				(3,966)	(115,000)		(115,000)
Share-based long term incentive plan unit awards		—	—	1,070		1,070	11	1,081
BALANCE, March 31, 2026	$220,924	124,649,023	$125	$2,065,197	$(366,110)	$1,920,136	$37,852	$1,957,988
Net income (loss)					58,608	58,608	(573)	58,035
Net proceeds from the issuance of common stock(1)		2,782,358	3	37,430		37,433		37,433
Shares of common stock issued in connection with incentive fee payment		161,934	—	1,880		1,880		1,880
Contributions from non-controlling interests							1,477	1,477
Common dividends					(49,226)	(49,226)	(632)	(49,858)
Preferred dividends					(4,205)	(4,205)		(4,205)
Distributions to non-controlling interests							(4,845)	(4,845)
Adjustment to non-controlling interests				14		14	(14)	—
Share-based long term incentive plan unit awards		—	—	1,512		1,512	19	1,531
BALANCE, June 30, 2026	$220,924	127,593,315	$128	$2,106,033	$(360,933)	$1,966,152	$33,284	$1,999,436

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
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2026	June 30, 2025
(In thousands)	(Expressed in U.S. Dollars)
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(29,100)	$(336,913)
Cash Flows from Investing Activities:
Purchase of securities	(549,442)	(523,027)
Purchase and origination of loans	(5,668,554)	(2,833,936)
Receipt of distributions on Forward MSR-related investments	12,295	14,169
Proceeds from disposition of securities	380,939	566,191
Proceeds from disposition of loans	182,483	457,423
Contributions to investments in unconsolidated entities	(53,070)	(137,508)
Distributions from investments in unconsolidated entities	290,537	156,919
Proceeds from disposition of real estate owned	51,269	38,645
Capital improvements of real estate owned	(168)	—
Proceeds from FHA insurance claims and other receivables on HECM loans	116,392	54,059
Proceeds from principal payments of securities	102,266	85,449
Proceeds from principal payments of loans	1,080,558	1,096,777
Proceeds from securities sold short	328,355	605,071
Repurchase of securities sold short	(343,984)	(642,838)
Payments on financial derivatives	(172,088)	(196,336)
Proceeds from financial derivatives	193,467	188,318
Payments made on reverse repurchase agreements	(33,360,748)	(32,980,362)
Proceeds from reverse repurchase agreements	33,236,072	32,970,398
Due from brokers, net	(9,699)	(26,160)
Due to brokers, net	11,458	(22,754)
Net cash provided by (used in) investing activities	(4,171,662)	(1,129,502)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	192,472	95,548
Offering costs paid	(643)	(40)
Redemption of preferred stock	(115,000)	—
Dividends paid	(109,020)	(87,515)
Contributions from non-controlling interests	13,372	11,913
Distributions to non-controlling interests	(22,725)	(12,764)
Proceeds from issuance of Other secured borrowings	1,266,911	1,237,735
Principal payments on Other secured borrowings	(1,306,321)	(1,150,746)
Borrowings under repurchase agreements	24,944,664	30,241,488
Repayments of repurchase agreements	(21,166,626)	(29,237,631)
Proceeds from issuance of Other secured borrowings, at fair value, net	125,150	46,425
Repayment of unsecured borrowings, at fair value	—	(34,931)
Proceeds from issuance of HMBS	846,285	777,542
Principal payments on HMBS-related obligations, at fair value	(512,397)	(399,738)
Due from brokers, net	(3,428)	(391)
Due to brokers, net	(276)	1,202
Net cash provided by (used in) financing activities	$4,152,418	$1,488,097

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2026	June 30, 2025
(In thousands)	Expressed in U.S. Dollars
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(48,344)	21,682
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	338,190	208,948
Cash, Cash Equivalents, and Restricted Cash, End of Period	$289,846	$230,630
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents, beginning of period	$201,893	$192,387
Restricted cash, beginning of period	136,297	16,561
Cash and cash equivalents and restricted cash, beginning of period	338,190	208,948
Cash and cash equivalents, end of period	247,473	211,013
Restricted cash, end of period	42,373	19,617
Cash and cash equivalents and restricted cash, end of period	289,846	230,630
Supplemental disclosure of cash flow information:
Interest paid	$187,917	$146,769
Income tax paid (refunded)	3,752	429
Dividends payable	19,491	17,495
Shares issued in connection with incentive fee payment (non-cash)	1,880	444
Transfers from mortgage loans to real estate owned (non-cash)	64,003	47,803
Transfers from mortgage loans to other sales and claims receivable (non-cash)	117,603	53,995
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	104,959	30,049
Transfers from investments in unconsolidated entities to mortgage loans (non-cash)	8,225	21,890
Increase (decrease) in HMBS buyout obligations (non-cash)	2,284	(3,558)
Contributions to investments in unconsolidated entities (non-cash)	(202,032)	(73,521)
Purchase of investments (non-cash)	(141,250)	(66,880)
Purchase of loans (non-cash)	(755,633)	(1,070,830)
Proceeds from the disposition of loans (non-cash)	3,930,405	2,277,118
Proceeds from principal payments of investments (non-cash)	159,214	93,961
Principal payments on Other secured borrowings, at fair value (non-cash)	(159,214)	(94,360)
Proceeds received from Other secured borrowings, at fair value (non-cash)	548,662	176,229
Repayments of repurchase agreements (non-cash)	(3,369,205)	(1,240,439)
Debt issuance costs related to Other secured borrowings, at fair value (non-cash)	(6,482)	(2,280)
(1)Net of discounts and commissions.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
The Company has elected the fair value option ("FVO") for its HMBS-related obligations. It determines fair value by taking into account both external pricing data, which includes third-party valuations, and internal pricing models. The estimated fair value of HMBS-related obligations also includes the consideration that would be required by a market participant to transfer the HECM loan net of the related servicing, including exposure resulting from shortfalls in FHA insurance proceeds. HMBS-related obligations, at fair value are classified as Level 3.
The Company has elected the FVO for its MSRs and Forward MSR-related investments. It determines fair value by taking into account both external pricing data, which includes third-party valuations, and internal pricing models. MSRs and Forward MSR-related investments are classified as Level 3.
The Company has securitized certain mortgage loans, including residential mortgage loans that are not deemed "qualified mortgage" loans under the rules of the Consumer Financial Protection Bureau ("non-QM loans"), and proprietary reverse mortgage loans. The Company's securitized loans, which include non-QM loans, certain European residential mortgage loans, and reverse mortgage loans, are held as part of a collateralized financing entity ("CFE"). A CFE is a VIE that holds financial assets, issues beneficial interests in those assets, and has no more than nominal equity, and for which the issued beneficial interests have contractual recourse only to the related assets of the CFE. ASC 810, Consolidation ("ASC 810") allows the Company to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. The Company has elected the FVO for initial and subsequent recognition of the debt issued by its consolidated securitization trusts and has determined that each consolidated securitization trust meets the definition of a CFE; see Note 13—Securitization Transactions, —Consolidated Residential Mortgage Loan Securitizations, —Residential Transition Loans, —European Residential Mortgage Loans, and —Proprietary Reverse Mortgage Loan Securitizations for further discussion on the Company's consolidated securitization trusts. The Company has determined the inputs to the fair value measurement of the financial liabilities of each of its CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of each of the CFEs to measure the fair value of the financial assets of each of the CFEs. The fair value of the debt issued by each CFE is typically valued using both external pricing data, which includes third-party valuations, and internal pricing models. The securitized loans, which are assets of the consolidated CFEs, are included in Loans, at fair value, on the Company's Consolidated Balance Sheet. The debt issued by the consolidated CFEs is included in Other secured borrowings, at fair value, on the Company's Consolidated Balance Sheet. Unrealized gains (losses) from changes in fair value of Other secured borrowings, at fair value, are included in Unrealized gains (losses) on other secured borrowings, at fair value, net, on the Company's Consolidated Statement of Operations. The securitized loans and the debt issued by the Company's CFEs are both classified as Level 3.
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
Investments in private operating entities, such as loan originators, are valued based on available metrics, such as relevant market multiples and comparable company valuations, company-specific financial data including actual and projected results, and independent third party valuation estimates. These investments are classified as Level 3.
The Company's repurchase and reverse repurchase agreements are carried at cost, which approximates fair value. Repurchase and reverse repurchase agreements are classified as Level 2, based on the adequacy of the collateral and their short-term nature.
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
The Company applies the principles of ASU 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13") and evaluates the cost basis of its investments in securities on at least a quarterly basis, under ASC 326-30, Financial Instruments—Credit Losses: Available-for-Sale Debt Securities ("ASC 326-30"). When the fair value of a security is less than its amortized cost basis as of the balance sheet date, the security's cost basis is considered impaired. The Company must evaluate the decline in the fair value of the impaired security and determine whether such decline resulted from a credit loss or non-credit related factors. In its assessment of whether a credit loss exists, the Company compares the present value of estimated future cash flows of the impaired security with the amortized cost basis of such security. The estimated future cash flows reflect those that a "market participant" would use and typically include assumptions related to fluctuations in interest rates, prepayment speeds, default rates, collateral performance, and the timing and amount of projected credit losses, as well as incorporating observations of current market developments and events. Cash flows are discounted at an interest rate equal to the current yield used to accrete interest income. If the present value of estimated future cash flows is less than the amortized cost basis of the security, an expected credit loss exists and is included in Unrealized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations. If it is determined as of the financial reporting date that all or a portion of a security's cost basis is not collectible, then the Company will recognize a realized loss to the extent of the adjustment to the security's cost basis. This adjustment to the amortized cost basis of the security is reflected in Net realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
(D) Accounting for Loans: The Company's loan portfolio primarily consists of residential mortgage, commercial mortgage, consumer, and reverse mortgage loans. The Company's loans are accounted for under ASC 310-10, Receivables, and are classified as held-for-investment when the Company has the intent and ability to hold such loans for the foreseeable future or to maturity/payoff. When the Company has the intent to sell loans, such loans will be classified as held-for-sale. Mortgage loans held-for-sale are accounted for under ASC 948-310, Financial services—mortgage banking. Transfers between held-for-investment and held-for-sale occur once the Company's intent to sell the loans changes. The Company may aggregate its loans into pools based on common risk characteristics at purchase. The Company has chosen to elect the FVO pursuant to ASC 825 for its loan portfolios. Loans are recorded at fair value on the Consolidated Balance Sheet and changes in fair value are recorded in earnings on the Consolidated Statement of Operations. Changes in fair value on residential mortgage, commercial mortgage, consumer, corporate loans, and proprietary reverse mortgage loans are included as a component of Unrealized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations. Changes in fair value on HECM reverse mortgage loans held-for-investment are included as a component of Net change from HECM reverse mortgage loans, at fair value, on the Consolidated Statement of Operations. The Company generates income from fees on certain loans, generally reverse mortgage and commercial mortgage loans, that it originates and holds for investment, including origination, servicing, and exit fees. Such fee income is recorded when earned and included in Other, net on the Consolidated Statement of Operations.
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
(I) Investments in unconsolidated entities: The Company has made and may in the future make non-controlling equity investments in various entities, such as loan originators. Such investments are generally in the form of preferred and/or common equity, or membership interests. In certain cases, the Company can exercise significant influence over the entity (e.g., by having representation on the entity's board of directors) but the requirements for consolidation under ASC 810 are not met; in such cases the Company is required to account for such equity investments under ASC 323-10, Investments—Equity Method and Joint Ventures ("ASC 323-10"). The Company has chosen to elect the FVO pursuant to ASC 825 for its investments in unconsolidated entities, which, in management's view, more appropriately reflects the results of operations for a particular reporting period, as all investment activities will be recorded in a similar manner. The period change in fair value of the Company's investments in unconsolidated entities is recorded on the Consolidated Statement of Operations in Earnings (losses) from investments in unconsolidated entities.
(J) Real Estate Owned ("REO"): When the Company obtains possession of real property in connection with a foreclosure or similar action, the Company de-recognizes the associated mortgage loan according to ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"). Under the provisions of ASU 2014-04, the Company is deemed to have received physical possession of real estate property collateralizing a mortgage loan when it obtains legal title to the property upon completion of a foreclosure or when the borrower conveys all interest in the property to it through a deed in lieu of foreclosure or similar legal agreement. The Company's initial cost basis in REO is equal to the fair value of the real estate associated with the foreclosed mortgage loan, less expected costs to sell. REO valuations are reflected at the lower of cost or fair value. The fair value of such REO is typically based on management's estimates which generally use information including general economic data, BPOs, recent sales, property appraisals, and bids, and takes into account the expected costs to sell the property.
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
(N) Cash and Cash Equivalents: Cash and cash equivalents include cash and short-term investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents typically include amounts held in interest bearing overnight accounts and amounts held in money market funds, and these balances generally exceed insured limits. The Company holds its cash at institutions that it believes to be highly creditworthy. Restricted cash represents cash that the Company can use only for specific purposes.
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
(V) Leases: The Company accounts for its leases under ASU 842, Leases ("ASC 842") using a right-of-use ("ROU") model, which recognizes that, at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. For each lease with a term greater than one year, the Company recognizes a ROU asset as well as a lease liability, which is included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.
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
(AG) Recent Accounting Pronouncements: In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public entities to provide tabular disclosure of certain expenses including, employee compensation, depreciation, intangible asset amortization, on an interim and annual basis, in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 should be applied either on a prospective basis to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. ASU 2024-03 is not expected to have a material impact on the Company's consolidated financial statements.

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:
June 30, 2026:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$197,780	$12,760	$210,540
Non-Agency RMBS	—	151,382	396,915	548,297
CMBS	—	12,368	10,345	22,713
CLOs	—	56,422	44,632	101,054
Asset-backed securities, backed by consumer loans	—	—	53,159	53,159
Other ABS	—	—	116,916	116,916
Corporate debt securities	—	—	29,419	29,419
Corporate equity securities	239	—	10,883	11,122
U.S. Treasury securities	—	137,523	—	137,523
Loans, at fair value:
Residential mortgage loans	—	—	3,559,269	3,559,269
Commercial mortgage loans	—	—	675,066	675,066
Consumer loans	—	—	108	108
Corporate loans	—	—	52,575	52,575
Reverse mortgage loans	—	—	13,587,412	13,587,412
Forward MSR-related investments, at fair value			75,901	75,901
MSRs, at fair value	—	—	30,040	30,040
Loan commitments, at fair value	—	—	10,191	10,191
Loan purchase commitments, at fair value	—	—	472	472
Investment in unconsolidated entities, at fair value	—	—	402,259	402,259
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed indices	—	1,127	—	1,127
Credit default swaps on corporate bond indices	—	15,951	—	15,951
Interest rate swaps	—	153,729	—	153,729
TBAs	—	499	—	499
Futures	—	—	—	—
Forwards	—	280	—	280
Total return swaps	—	—	63	63
Options	3,237	—	—	3,237
Warrants	—	3	—	3
Total assets	$3,476	$727,064	$19,068,385	$19,798,925

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(252,118)	$—	$(252,118)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed securities	—	—	(2)	(2)
Credit default swaps on corporate bonds	—	(111)	—	(111)
Credit default swaps on corporate bond indices	—	(32,305)	—	(32,305)
Interest rate swaps	—	(43,066)	—	(43,066)
TBAs	—	(2,266)	—	(2,266)
Options	(2,363)	—	—	(2,363)
Futures	(680)	—	—	(680)
Other secured borrowings, at fair value	—	—	(3,451,333)	(3,451,333)
HMBS-related obligations, at fair value	—	—	(11,057,752)	(11,057,752)
Unsecured borrowings, at fair value	—	—	(654,962)	(654,962)
Total liabilities	$(3,043)	$(329,866)	$(15,164,049)	$(15,496,958)
December 31, 2025:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$205,789	$12,578	$218,367
Non-Agency RMBS	—	185,805	267,747	453,552
CMBS	—	13,615	12,935	26,550
CLOs	—	90,775	34,265	125,040
Asset-backed securities, backed by consumer loans	—	—	53,087	53,087
Other ABS	—	—	97,773	97,773
Corporate debt securities	—	—	15,530	15,530
Corporate equity securities	337	—	11,654	11,991
U.S. Treasury securities	—	32,992	—	32,992
Loans, at fair value:
Residential mortgage loans	—	—	3,643,094	3,643,094
Commercial mortgage loans	—	—	640,712	640,712
Consumer loans	—	—	159	159
Corporate loans	—	—	25,366	25,366
Reverse mortgage loans	—	—	12,331,316	12,331,316
Forward MSR-related investments, at fair value			77,852	77,852
MSRs, at fair value	—	—	28,913	28,913
Loan commitments, at fair value	—	—	9,124	9,124
Investment in unconsolidated entities, at fair value	—	—	312,421	312,421

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed indices	—	2,206	—	2,206
Credit default swaps on corporate bond indices	—	4,621	—	4,621
Interest rate swaps	—	128,898	—	128,898
TBAs	—	257	—	257
Futures	1,095	—	—	1,095
Forwards	—	14	—	14
Total return swaps	—	—	24	24
Options	5,607	—	—	5,607
Warrants	—	1	—	1
Total assets	$7,039	$664,973	$17,574,550	$18,246,562
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(272,702)	$—	$(272,702)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed securities	—	—	(2)	(2)
Credit default swaps on corporate bonds	—	(155)	—	(155)
Credit default swaps on corporate bond indices	—	(25,407)	—	(25,407)
Interest rate swaps	—	(26,797)	—	(26,797)
TBAs	—	(598)	—	(598)
Futures	(45)	—	—	(45)
Forwards	—	(69)	—	(69)
Loan purchase commitments, at fair value	—	—	(42)	(42)
Other secured borrowings, at fair value	—	—	(2,945,578)	(2,945,578)
HMBS-related obligations, at fair value	—	—	(10,406,332)	(10,406,332)
Unsecured borrowings, at fair value	—	—	(659,832)	(659,832)
Total liabilities	$(45)	$(325,728)	$(14,011,786)	$(14,337,559)

The tables below include roll-forwards of the Company's financial instruments for the three- and six-month periods ended June 30, 2026 and 2025 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended June 30, 2026

(In thousands)	Beginning Balance as of March 31, 2026	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2026
Assets:
Securities, at fair value:
Agency RMBS	$12,347	$(741)	$10	$(125)	$1,534	$—	$—	$(265)	$12,760
Non-Agency RMBS	310,784	(19,337)	3,026	(2,376)	123,357	(32,263)	16,873	(3,149)	396,915
CMBS	9,786	(99)	—	(1,409)	2,016	—	685	(634)	10,345
CLOs	37,367	(1,921)	(550)	1,625	—	(403)	12,343	(3,829)	44,632
Asset-backed securities backed by consumer loans	53,680	(1,844)	(408)	(282)	6,513	(4,500)	—	—	53,159
Other ABS	114,879	(1,937)	(3,383)	653	9,896	(3,192)	—	—	116,916
Corporate debt securities	20,005	—	(330)	2,074	10,684	(3,014)	—	—	29,419
Corporate equity securities	11,516	—	1,538	(204)	50	(2,017)	—	—	10,883
Loans, at fair value:
Residential mortgage loans	3,748,165	1,701	(14,424)	3,519	2,063,329	(2,243,021)	—	—	3,559,269
Commercial mortgage loans	623,196	—	(94)	(1,182)	110,759	(57,613)	—	—	675,066
Consumer loans	135	(20)	(1)	16	—	(22)	—	—	108
Corporate loans	31,479	—	—	(6)	46,332	(25,230)	—	—	52,575
Reverse mortgage loans(3)	12,990,186	(184)	(157)	168,706	746,812	(317,951)	—	—	13,587,412
Forward MSR-related investments, at fair value	72,824	2,583	—	5,501	—	(5,007)	—	—	75,901
MSRs, at fair value(3)	30,192	—	—	(152)	—	—	—	—	30,040
Loan commitments, at fair value	10,207	—	—	(16)	—	—	—	—	10,191
Loan purchase commitments, at fair value	—	—	—	472	—	—	—	—	472
Investments in unconsolidated entities, at fair value	349,722	—	5,490	5,485	183,277	(141,715)	—	—	402,259
Financial derivatives–assets, at fair value:
Total return swaps	54	—	227	9	—	(227)	—	—	63
Total assets, at fair value	$18,426,524	$(21,799)	$(9,056)	$182,308	$3,304,559	$(2,836,175)	$29,901	$(7,877)	$19,068,385
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$—	$—	$(86)	$—	$89	$(3)	$—	$—	$—
Credit default swaps on asset-backed securities	(2)	—	1	—	—	(1)	—	—	(2)
Loan purchase commitments, at fair value	(6,443)	—	—	6,443	—	—	—	—	—
Other secured borrowings, at fair value	(3,125,332)	(5,003)	—	8,428	96,909	(426,335)	—	—	(3,451,333)
Unsecured borrowings, at fair value	(638,644)	—	—	(16,318)	—	—	—	—	(654,962)
HMBS-related obligations, at fair value(3)	(10,765,668)	—	—	(121,141)	281,464	(452,407)	—	—	(11,057,752)
Total liabilities, at fair value	$(14,536,089)	$(5,003)	$(85)	$(122,588)	$378,462	$(878,746)	$—	$—	$(15,164,049)
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
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2026, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2026. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at June 30, 2026.

(In thousands)	Three-Month Period Ended June 30, 2026
Securities, at fair value	$(422)
Loans, at fair value	145,257
Forward MSR-related investments, at fair value	5,501
MSRs, at fair value	(152)
Loan purchase commitments, at fair value	2,588
Loan commitments, at fair value	9,416
Investments in unconsolidated entities, at fair value	3,856
Financial derivatives-assets, at fair value	9
Other secured borrowings, at fair value	8,428
Unsecured borrowings, at fair value	(16,318)
HMBS-related obligations, at fair value	(121,141)
At June 30, 2026, the Company transferred $7.9 million of assets from Level 3 to Level 2 and $29.9 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

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

Six-Month Period Ended June 30, 2026

(In thousands)	Beginning Balance as of December 31, 2025	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2026
Assets:
Securities, at fair value:
Agency RMBS	$12,578	$(1,485)	$639	$(608)	$13,338	$(6,171)	$520	$(6,051)	$12,760
Non-Agency RMBS	267,747	(37,867)	6,434	(5,315)	228,645	(70,052)	26,915	(19,592)	396,915
CMBS	12,935	(113)	296	(2,157)	2,015	(1,676)	134	(1,089)	10,345
CLOs	34,265	(1,882)	(995)	(2,336)	8,988	(1,975)	17,273	(8,706)	44,632
Asset-backed securities backed by consumer loans	53,087	(3,677)	(2,979)	2,170	13,963	(9,405)	—	—	53,159
Other ABS	97,773	(4,481)	(3,570)	697	41,827	(15,330)	—	—	116,916
Corporate debt securities	15,530	—	(565)	1,895	18,375	(5,816)	—	—	29,419
Corporate equity securities	11,654	—	1,541	(381)	91	(2,022)	—	—	10,883
Loans, at fair value:
Residential mortgage loans	3,643,094	2,536	(265)	(17,840)	3,920,673	(3,988,929)	—	—	3,559,269
Commercial mortgage loans	640,712	256	426	(810)	293,906	(259,424)	—	—	675,066
Consumer loans	159	(39)	(20)	48	11	(51)	—	—	108
Corporate loans	25,366	—	—	(164)	56,829	(29,456)	—	—	52,575
Reverse mortgage loans(3)	12,331,316	(450)	(174)	417,013	1,403,054	(563,347)	—	—	13,587,412
Forward MSR-related investments, at fair value	77,852	5,325	—	5,019	—	(12,295)	—	—	75,901
MSRs, at fair value(3)	28,913	—	—	1,127	—	—	—	—	30,040
Loan commitments, at fair value	9,124	—	—	1,067	—	—	—	—	10,191
Loan purchase commitments, at fair value	—	—	—	472	—	—	—	—	472
Investments in unconsolidated entities, at fair value	312,421	—	10,590	17,949	360,060	(298,761)	—	—	402,259
Financial derivatives–assets, at fair value:
Total return swaps	24	—	281	39	—	(281)	—	—	63
Total assets, at fair value	$17,574,550	$(41,877)	$11,639	$417,885	$6,361,775	$(5,264,991)	$44,842	$(35,438)	$19,068,385
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$—	$—	$(132)	$—	$137	$(5)	$—	$—	$—
Credit default swaps on asset-backed securities	(2)	—	1	—	—	(1)	—	—	(2)
Loan purchase commitments, at fair value	(42)	—	—	42	—	—	—	—	—
Other secured borrowings, at fair value	(2,945,578)	(8,409)	—	17,252	159,214	(673,812)	—	—	(3,451,333)
Unsecured borrowings, at fair value	(659,832)	—	—	4,870	—	—	—	—	(654,962)
HMBS-related obligations, at fair value(3)	(10,406,332)	—	—	(315,248)	510,113	(846,285)	—	—	(11,057,752)
Total liabilities, at fair value	$(14,011,786)	$(8,409)	$(131)	$(293,084)	$669,464	$(1,520,103)	$—	$—	$(15,164,049)
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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2026, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2026. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at June 30, 2026.

(In thousands)	Six-Month Period Ended June 30, 2026
Securities, at fair value	$(6,193)
Loans, at fair value	393,309
Forward MSR-related investments, at fair value	5,019
MSRs, at fair value	1,127
Loan purchase commitments, at fair value	472
Loan commitments, at fair value	10,182
Investments in unconsolidated entities, at fair value	15,725
Financial derivatives-assets, at fair value	39
Other secured borrowings, at fair value	17,252
Unsecured borrowings, at fair value	4,870
HMBS-related obligations, at fair value	(315,248)
At June 30, 2026, the Company transferred $35.4 million of assets from Level 3 to Level 2 and $44.8 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2025, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2025. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at June 30, 2025.

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
The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$247,473	$247,473	$201,893	$201,893
Restricted cash	42,373	42,373	136,297	136,297
Due from brokers	59,396	59,396	35,919	35,919
Reverse repurchase agreements	577,691	577,691	453,037	453,037
Liabilities:
Repurchase agreements	3,064,277	3,064,277	2,655,444	2,655,444
Other secured borrowings	256,988	256,988	296,398	296,398
Due to brokers	59,791	59,791	48,104	48,104
Cash and cash equivalents generally includes cash held in interest bearing overnight accounts, for which fair value equals the carrying value, and investments which are liquid in nature, such as investments in money market accounts or U.S. Treasury Bills, for which fair value equals the carrying value; such assets are considered Level 1. Restricted cash includes cash held in segregated accounts for which fair value equals the carrying value; such assets are considered Level 1. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; fair value of these items is approximated by carrying value and such items are considered Level 1. The Company's reverse repurchase agreements, repurchase agreements, and other secured borrowings are carried at cost, which approximates fair value due to their short-term nature. Reverse repurchase agreements, repurchase agreements, and other secured borrowings are classified as Level 2 based on the adequacy of the collateral and their short-term nature.

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2026:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$160,060	Market Quotes	Non Binding Third-Party Valuation	$0.46	$191.00	$37.23
	236,855	Discounted Cash Flows
	396,915		Yield	0.1%	87.1%	16.2%
			Projected Collateral Prepayments	0.0%	90.0%	82.7%
			Projected Collateral Losses	0.0%	57.4%	4.1%
			Projected Collateral Recoveries	0.0%	49.6%	3.1%
Non-Agency CMBS	9,992	Market Quotes	Non Binding Third-Party Valuation	$3.05	$83.90	$38.32
	353	Discounted Cash Flows
	10,345		Yield	6.8%	23.8%	16.1%
			Projected Collateral Losses	0.0%	93.0%	11.4%
			Projected Collateral Recoveries	7.0%	100.0%	87.8%
CLOs	37,342	Market Quotes	Non Binding Third-Party Valuation	$0.01	$121.16	$69.45
	7,290	Discounted Cash Flows
	44,632		Yield	11.6%	79.1%	16.3%
Agency interest only RMBS	7,088	Market Quotes	Non Binding Third-Party Valuation	$1.72	$21.32	$12.40
	5,672	Option Adjusted Spread ("OAS")
	12,760		SOFR OAS(1)	109	3,258	513
			Projected Collateral Prepayments	10.0%	96.6%	57.8%
ABS	92,067	Market Quotes	Non Binding Third-Party Valuation	$2.14	$100.10	$71.30
	78,008	Discounted Cash Flows
	170,075		Yield	0.0%	51.2%	10.5%
			Projected Collateral Prepayments	0.0%	59.8%	16.8%
			Projected Collateral Losses	0.0%	44.2%	19.0%
Corporate debt and equity	2,451	Enterprise Value	Equity Price-to-Book	0.8x	0.8x	0.8x
	37,851	Discounted Cash Flows	Yield	2.5%	74.9%	18.6%
	40,302
Performing and re-performing residential mortgage loans	1,841,908	Discounted Cash Flows	Yield	1.5%	65.0%	6.8%
Securitized residential mortgage loans(2)(3)	1,470,667	Market Quotes	Non Binding Third-Party Valuation	$0.50	$100.07	$91.36
	97,779	Discounted Cash Flows
	1,568,446		Yield	0.6%	39.5%	6.5%
Non-performing residential mortgage loans	148,915	Discounted Cash Flows	Yield	1.1%	113.7%	7.7%
			Recovery Amount	0.2%	264.3%	87.7%
			Months to Resolution/Maturity	5.1	106.8	22.2
Performing commercial mortgage loans	621,727	Discounted Cash Flows	Yield	7.2%	10.8%	8.7%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Non-performing commercial mortgage loans	53,339	Discounted Cash Flows	Yield	9.2%	14.2%	11.3%
			Recovery Amount	80.0%	100.0%	95.7%
			Months to Resolution	2.1	11.0	7.4
Consumer loans	108	Discounted Cash Flows	Yield	11.8%	12.0%	12.0%
			Projected Collateral Prepayments	—%	26.8%	9.8%
			Projected Collateral Losses	0.8%	64.2%	22.1%
Corporate loans	52,575	Discounted Cash Flows	Yield	—%	27.6%	11.1%
Reverse Mortgage Loans—HECM	11,301,352	Discounted Cash Flows	Yield	2.8%	6.5%	4.3%
			Conditional Prepayment Rate	1.8%	39.4%	7.7%
Reverse Mortgage Loans—HECM buyouts	48,178	Discounted Cash Flows	Yield	6.2%	11.4%	8.2%
			Months to Resolution	1.6	370.2	24.2
Reverse Mortgage Loans—Unsecuritized Proprietary	243,409	Discounted Cash Flows	Yield	6.3%	12.2%	7.3%
			Conditional Prepayment Rate	7.0%	26.8%	13.1%
Reverse Mortgage Loans—Securitized Proprietary(2)	1,819,442	Market Quotes	Non Binding Third-Party Valuation	$90.06	$112.17	$106.91
	175,031	Recent Transactions	Transaction Price	n/a	n/a	n/a
	1,994,473		Yield	5.1%	8.4%	5.5%
Forward MSR-related investments	75,901	Discounted Cash Flows	Yield	9.0%	9.0%	9.0%
			Conditional Prepayment Rate	5.0%	5.0%	5.0%
MSRs	30,040	Discounted Cash Flows	Yield	17.4%	17.4%	17.4%
			Conditional Prepayment Rate	10.4%	42.3%	14.6%
Loan Commitments	10,191	Discounted Cash Flows	Pull-through rate	66.0%	94.4%	69.0%
			Cost to originate	4.3%	10.5%	5.9%
Investment in unconsolidated entities—Loan origination and mortgage-related entities	81,205	Enterprise Value	Equity Price-to-Book(4)	0.5x	2.3x	2.1x
Investment in unconsolidated entities—Other	321,054	Enterprise Value	Net Asset Value	n/a	n/a	n/a
	402,259
Loan Purchase Commitments	472	Transaction Price	Yield	6.4%	7.0%	6.7%
Total return swaps	63	Discounted Cash Flows	Yield	30.1%	30.1%	30.1%
Credit default swaps on asset-backed securities	(2)	Net Discounted Cash Flows	Projected Collateral Prepayments	22.9%	22.9%	22.9%
			Projected Collateral Losses	8.6%	8.6%	8.6%
			Projected Collateral Recoveries	12.3%	12.3%	12.3%
Other secured borrowings, at fair value(2)	(3,279,344)	Market Quotes	Non Binding Third-Party Valuation	$0.50	$100.07	$92.64
	(171,989)	Recent Transactions	Transaction Price	n/a	n/a	n/a
	(3,451,333)		Yield	4.9%	54.7%	5.6%
			Projected Collateral Prepayments	15.2%	75.5%	55.4%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
HMBS-related obligations, at fair value	(11,057,752)	Discounted Cash Flows	Yield	2.6%	6.5%	4.2%
			Conditional Prepayment Rate	6.9%	39.4%	7.7%
Unsecured borrowings, at fair value	(654,962)	Market Quotes	Non Binding Third-Party Valuation	$84.52	$99.63	$98.86
(1)Shown in basis points.
(2)Securitized residential mortgage loans, Reverse Mortgage Loans—Securitized Proprietary, and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.
(3)Includes $60.8 million of non-performing securitized residential mortgage loans.
(4)Represents an estimation of where market participants might value an enterprise on a price-to-book basis. For the range minimum, the range maximum, and the weighted average price-to-book ratio, excludes investments in unconsolidated entities with a total fair value of $0.4 million. Including such investments, the weighted average price-to-book ratio was 2.0x.
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

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS and ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of June 30, 2026 and December 31, 2025.
June 30, 2026:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
Agency Pass-Throughs:
15-year fixed-rate mortgages	$4,474	$(11)	$4,463	$—	$(116)	$4,347	3.50%	3.69%	2.34
30-year fixed-rate mortgages	198,342	(325)	198,017	1,649	(14,826)	184,840	3.91%	3.76%	7.22
Reverse mortgages	571	31	602	—	(42)	560	4.44%	2.79%	3.91
Agency interest only securities	n/a	n/a	19,680	1,541	(428)	20,793	2.00%	12.02%	4.40
Non-Agency RMBS	312,275	(81,014)	231,261	22,316	(7,743)	245,834	5.29%	7.60%	4.32
CMBS	65,202	(25,748)	39,454	325	(18,322)	21,457	4.18%	6.52%	3.36
Non-Agency interest only securities	n/a	n/a	311,725	13,694	(21,700)	303,719	0.74%	16.90%	3.38
CLOs	n/a	n/a	119,492	1,120	(19,558)	101,054	2.53%	10.66%	7.28
ABS	n/a	n/a	113,824	5,764	(2,672)	116,916	3.35%	10.52%	2.60
ABS backed by consumer loans	161,772	(103,722)	58,050	397	(5,288)	53,159	12.00%	9.37%	1.65
Corporate debt	80,265	(53,458)	26,807	4,596	(1,984)	29,419	0.07%	—%	2.86
Corporate equity	n/a	n/a	10,127	3,620	(2,625)	11,122	n/a	n/a	n/a
U.S. Treasury securities	139,347	(386)	138,961	319	(1,757)	137,523	4.11%	4.11%	7.76
Total Long	962,248	(264,633)	1,272,463	55,341	(97,061)	1,230,743	5.44%	9.60%	4.82
Short:
U.S. Treasury securities	(257,148)	81	(257,067)	5,008	(59)	(252,118)	3.86%	3.86%	5.89
Total Short	(257,148)	81	(257,067)	5,008	(59)	(252,118)	3.86%	3.86%	5.89
Total	$705,100	$(264,552)	$1,015,396	$60,349	$(97,120)	$978,625	5.11%	8.60%	5.00
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

December 31, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
Agency Pass-Throughs:
15-year fixed-rate mortgages	$5,271	$(20)	$5,251	$47	$(94)	$5,204	3.50%	3.77%	2.50
30-year fixed-rate mortgages	209,771	(356)	209,415	2,564	(14,106)	197,873	3.93%	3.84%	7.31
Reverse mortgages	655	33	688	—	(132)	556	4.46%	2.75%	4.15
Agency interest only securities	n/a	n/a	13,012	1,913	(191)	14,734	1.21%	12.00%	6.57
Non-Agency RMBS	308,570	(80,178)	228,392	24,999	(5,226)	248,165	5.09%	8.42%	4.51
CMBS	66,252	(25,995)	40,257	700	(15,800)	25,157	3.74%	9.91%	4.13
Non-Agency interest only securities	n/a	n/a	212,700	10,853	(16,773)	206,780	0.76%	13.58%	3.11
CLOs	n/a	n/a	138,068	1,139	(14,167)	125,040	3.22%	11.10%	7.08
ABS	n/a	n/a	95,378	5,866	(3,471)	97,773	2.87%	13.98%	3.26
ABS backed by consumer loans	157,165	(97,017)	60,148	382	(7,443)	53,087	12.00%	9.83%	1.64
Corporate debt	55,795	(40,981)	14,814	3,826	(3,110)	15,530	0.10%	—%	2.76
Corporate equity	n/a	n/a	10,517	3,594	(2,120)	11,991	n/a	n/a	n/a
U.S. Treasury securities	32,600	(44)	32,556	436	—	32,992	4.14%	3.97%	5.04
Total Long	836,079	(244,558)	1,061,196	56,319	(82,633)	1,034,882	5.61%	9.42%	4.81
Short:
U.S. Treasury securities	(268,105)	(1,213)	(269,318)	459	(1,119)	(269,978)	4.03%	3.93%	7.09
European sovereign bonds	(2,730)	36	(2,694)	—	(30)	(2,724)	0.13%	1.28%	0.08
Total Short	(270,835)	(1,177)	(272,012)	459	(1,149)	(272,702)	3.99%	3.91%	7.02
Total	$565,244	$(245,735)	$789,184	$56,778	$(83,782)	$762,180	5.21%	8.27%	5.28
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

The following tables detail weighted average life of the Company's long securities(1) as of June 30, 2026 and December 31, 2025.
June 30, 2026:

($ in thousands)	MBS			IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(3)	Fair Value	Amortized Cost	Weighted Average Coupon(4)	Fair Value	Amortized Cost	Weighted Average Coupon(4)	Fair Value	Amortized Cost	Weighted Average Coupon(4)
Less than three years	$159,481	$147,739	4.51%	$212,912	$226,828	1.46%	$154,378	$165,863	4.68%
Greater than three years and less than seven years	131,868	145,214	5.25%	83,753	81,265	0.36%	99,554	99,798	4.04%
Greater than seven years and less than eleven years	144,885	159,654	4.03%	27,153	22,635	0.28%	45,968	51,900	0.98%
Greater than eleven years	20,804	21,190	6.59%	694	677	1.10%	648	612	5.80%
Total	$457,038	$473,797	4.68%	$324,512	$331,405	0.77%	$300,548	$318,173	4.16%
(1)Excludes U.S. Treasury and corporate equity securities.
(2)Other Securities includes ABS and corporate debt.
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
December 31, 2025:

($ in thousands)	MBS			IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(3)	Fair Value	Amortized Cost	Weighted Average Coupon(4)	Fair Value	Amortized Cost	Weighted Average Coupon(4)	Fair Value	Amortized Cost	Weighted Average Coupon(4)
Less than three years	$146,952	$131,966	4.28%	$163,836	$174,260	1.49%	$131,748	$143,309	4.65%
Greater than three years and less than seven years	63,801	63,710	5.50%	27,982	29,167	0.22%	97,330	96,852	4.54%
Greater than seven years and less than eleven years	33,728	45,339	4.78%	14,715	9,083	0.14%	54,507	58,027	1.97%
Greater than eleven years	28,841	27,634	6.78%	247	190	1.24%	7,845	10,220	0.48%
Total	$273,322	$268,649	4.85%	$206,780	$212,700	0.76%	$291,430	$308,408	4.31%
(1)Excludes U.S. Treasury and corporate equity securities.
(2)Other Securities includes ABS and corporate debt.
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
The following table details the components of interest income by security type for the three- and six-month periods ended June 30, 2026 and 2025:

	Three-Month Period Ended
(In thousands)	June 30, 2026			June 30, 2025
Security Type	Coupon Interest(1)	Net Amortization	Interest Income	Coupon Interest(1)	Net Amortization	Interest Income
Agency RMBS	$3,563	$(878)	$2,685	$3,467	$(626)	$2,841
Non-Agency RMBS and CMBS	37,459	(20,020)	17,439	19,279	(11,673)	7,606
CLOs	6,315	(2,984)	3,331	2,166	(805)	1,361
Other securities(2)	10,201	(3,793)	6,408	6,285	(1,969)	4,316
Total	$57,538	$(27,675)	$29,863	$31,197	$(15,073)	$16,124
(1)Coupon interest includes distributions on interest-only and certain equity tranches.
(2)Other securities includes ABS, corporate debt and equity, and U.S. Treasury securities.

	Six-Month Period Ended
(In thousands)	June 30, 2026			June 30, 2025
Security Type	Coupon Interest(1)	Net Amortization	Interest Income	Coupon Interest(1)	Net Amortization	Interest Income
Agency RMBS	$6,843	$(1,764)	$5,079	$7,360	$(380)	$6,980
Non-Agency RMBS and CMBS	72,050	(40,135)	31,915	34,677	(18,408)	16,269
CLOs	10,140	(3,377)	6,763	5,328	(2,130)	3,198
Other securities(2)	19,679	(8,158)	11,521	13,728	(3,674)	10,054
Total	$108,712	$(53,434)	$55,278	$61,093	$(24,592)	$36,501
(1)Coupon interest includes distributions on interest-only and certain equity tranches.
(2)Other securities includes ABS, corporate debt and equity, and U.S. Treasury securities.
For the three-month periods ended June 30, 2026 and 2025, the Catch-Up Amortization Adjustment was $0.2 million and $(0.1) million, respectively. For the six-month periods ended June 30, 2026 and 2025, the Catch-Up Amortization Adjustment was $0.2 million and $0.9 million, respectively.
The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three-month periods ended June 30, 2026 and 2025.

(In thousands)	Three-Month Period Ended June 30, 2026				Three-Month Period Ended June 30, 2025
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$582	$60	$—	$60	$3,910	$27	$(450)	$(423)
Non-Agency RMBS and CMBS	40,244	4,446	(129)	4,317	23,858	3,564	(122)	3,442
CLOs	13,034	217	(46)	171	60	63	—	63
Other securities(3)	45,460	3,488	(321)	3,167	428,325	3,791	(6,240)	(2,449)
Total	$99,320	$8,211	$(496)	$7,715	$456,153	$7,445	$(6,812)	$633
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(6.2) million and $(3.9) million for the three-month periods ended June 30, 2026 and 2025, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities' cost basis to be uncollectible.
(3)Other securities includes ABS, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

(In thousands)	Six-Month Period Ended June 30, 2026				Six-Month Period Ended June 30, 2025
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$7,457	$700	$(1)	$699	$41,853	$454	$(2,067)	$(1,613)
Non-Agency RMBS and CMBS	87,988	7,722	(164)	7,558	45,089	7,374	(99)	7,275
CLOs	46,162	489	(579)	(90)	29,955	756	(1,118)	(362)
Other securities(3)	241,109	4,712	(1,056)	3,656	451,507	6,343	(8,562)	(2,219)
Total	$382,716	$13,623	$(1,800)	$11,823	$568,404	$14,927	$(11,846)	$3,081
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(9.5) million and $(6.4) million for the six-month periods ended June 30, 2026 and 2025, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities' cost basis to be uncollectible.
(3)Other securities includes ABS, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

The following tables present the fair value and gross unrealized losses of the Company's long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost basis, by length of time that such securities have been in an unrealized loss position at June 30, 2026 and December 31, 2025.
June 30, 2026:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$7,384	$(29)	$112,878	$(14,961)	$120,262	$(14,990)
Non-Agency RMBS and CMBS	28,750	(1,299)	15,977	(1,803)	44,727	(3,102)
CLOs	13,758	(1,583)	5	—	13,763	(1,583)
Other securities(1)	111,179	(2,735)	3,335	(1,793)	114,514	(4,528)
Total	$161,071	$(5,646)	$132,195	$(18,557)	$293,266	$(24,203)
(1)Other securities includes ABS, U.S. Treasury securities, and corporate debt and equity securities.
December 31, 2025:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$1,095	$(106)	$119,269	$(14,236)	$120,364	$(14,342)
Non-Agency RMBS and CMBS	33,264	(2,056)	19,314	(3,693)	52,578	(5,749)
CLOs	18,099	(1,054)	605	(597)	18,704	(1,651)
Other securities(1)	13,169	(4,162)	2,889	(901)	16,058	(5,063)
Total	$65,627	$(7,378)	$142,077	$(19,427)	$207,704	$(26,805)
(1)Other securities includes ABS, U.S. Treasury securities, and corporate debt and equity securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of June 30, 2026 and December 31, 2025, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $44.1 million and $42.3 million, respectively, related to adverse changes in estimated future cash flows on its securities.
The Company has determined for certain securities that a portion of such securities' cost basis is not collectible. For the three-month periods ended June 30, 2026 and 2025, the Company recognized realized losses on these securities of $(6.3) million and $(3.9) million, respectively. For the six-month periods ended June 30, 2026 and 2025, the Company recognized realized losses on these securities of $(9.6) million and $(6.4) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, corporate, and reverse mortgage loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026		December 31, 2025
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$3,674,683	$3,559,269	$3,739,813	$3,643,094
Commercial mortgage loans	680,967	675,066	648,592	640,712
Consumer loans	125	108	190	159
Corporate loans	53,393	52,575	25,767	25,366
Reverse mortgage loans	12,688,504	13,587,412	11,586,369	12,331,316
Total	$17,097,672	$17,874,430	$16,000,731	$16,640,647
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
The following table provides details, by loan type, for residential and commercial mortgage and consumer loans that are 90 days or more past due as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$242,107	$219,677	$276,604	$256,244
Commercial mortgage loans	58,306	53,339	64,770	64,050
Consumer loans	6	3	15	7
Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of June 30, 2026 and December 31, 2025.
June 30, 2026:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$3,674,683	$46,989	$3,721,672	$11,494	$(173,897)	$3,559,269	7.15%	6.83%	4.92
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.544 billion of non-QM loans and residential transition loans (or "RTL") that have been securitized and are held in consolidated securitization trusts. Such loans had $(144.7) million of gross unrealized losses. See Residential Mortgage Loan Securitizations in Note 13 for additional information.
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

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of June 30, 2026 and December 31, 2025:

Property Location	June 30, 2026	December 31, 2025
North America:
United States:
California	25.7%	25.5%
Florida	17.6%	17.1%
Texas	9.9%	9.1%
Arizona	3.7%	3.4%
New Jersey	3.6%	3.9%
Utah	2.9%	3.2%
Washington	2.7%	2.5%
Tennessee	2.5%	1.6%
Georgia	2.4%	2.6%
North Carolina	2.4%	2.2%
New York	2.3%	2.4%
Pennsylvania	2.0%	2.8%
Illinois	1.9%	2.1%
South Carolina	1.8%	1.7%
Colorado	1.7%	1.8%
Oregon	1.6%	1.8%
Nevada	1.5%	1.6%
Massachusetts	1.4%	1.6%
Ohio	1.1%	1.1%
Connecticut	1.0%	1.1%
Virginia	0.9%	1.0%
Other	8.4%	8.9%
	99.0%	99.0%
Europe:
United Kingdom	1.0%	1.0%
	100.0%	100.0%
The following table presents information on the Company's non-performing and re-performing residential mortgage loans, as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$21,253	$20,038	$23,062	$22,148
Non-performing	231,606	209,759	266,485	246,586
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis.
As of June 30, 2026 and December 31, 2025, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $112.8 million and $133.3 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of June 30, 2026 and December 31, 2025:
June 30, 2026:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$680,967	$(4,873)	$676,094	$273	$(1,301)	$675,066	8.61%	8.77%	1.19
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $53.3 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of June 30, 2026 and December 31, 2025:

Property Location by U.S. State	June 30, 2026	December 31, 2025
Florida	30.1%	24.3%
New York	25.8%	19.9%
Texas	12.3%	11.5%
New Jersey	5.7%	8.0%
Kentucky	3.8%	—%
South Carolina	2.8%	6.1%
Louisiana	2.6%	2.7%
Pennsylvania	2.2%	2.2%
Georgia	1.9%	2.8%
Connecticut	1.7%	1.8%
North Carolina	1.7%	1.8%
Washington	1.4%	1.5%
Illinois	1.3%	3.8%
Mississippi	1.3%	1.3%
Virginia	1.2%	4.4%
Tennessee	1.1%	1.0%
Maryland	1.0%	1.0%
Michigan	—%	1.9%
Colorado	—%	1.8%
Other	2.1%	2.2%
	100.0%	100.0%
As of June 30, 2026, the Company had eight non-performing commercial mortgage loans with an unpaid principal balance and fair value of $58.3 million and $53.3 million, respectively. As of December 31, 2025, the Company had seven non-performing commercial mortgage loans with an unpaid principal balance and fair value of $64.8 million and $64.1 million, respectively.

As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of June 30, 2026 and December 31, 2025, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $0.6 million and $0.4 million, respectively, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
As of June 30, 2026, the Company had four commercial mortgage loans in the process of foreclosure; such loans had an unpaid principal balance and fair value of $25.9 million and $25.9 million, respectively. As of December 31, 2025, the Company did not have any commercial mortgage loans in the process of foreclosure.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of June 30, 2026 and December 31, 2025:
June 30, 2026:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Life (Years)(1)	Delinquency (Days)
Consumer loans, held-for-investment	$125	$149	$274	$21	$(187)	$108	0.89	12
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of June 30, 2026 and December 31, 2025.

Days Past Due	June 30, 2026	December 31, 2025
Current	80.8%	78.1%
30-59 Days	6.8%	9.5%
60-89 Days	7.6%	4.2%
90-119 Days	4.8%	8.2%
	100.0%	100.0%
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of both June 30, 2026 and December 31, 2025, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.2 million on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the six-month period ended June 30, 2026, the Company recognized realized losses on these loans of $(21) thousand; no such losses were recognized for the three-month period ended June 30, 2026. For each of the three- and six-month periods ended June 30, 2025, the Company recognized realized losses on these loans of $(23) thousand.

Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of June 30, 2026 and December 31, 2025:
June 30, 2026:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$53,393	$(1,164)	$52,229	$543	$(197)	$52,575	10.70%	2.59
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$25,767	$(912)	$24,855	$511	$—	$25,366	11.31%	2.32
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
Reverse Mortgage Loans
The tables below detail certain information regarding the Company's reverse mortgage loans as of June 30, 2026 and December 31, 2025.
June 30, 2026:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans(1)	$10,622,529	$11,349,530	5.86%	4.67
Proprietary reverse mortgage loans	2,065,975	2,237,882	9.48%	19.05
Total reverse mortgage loans, held-for-investment	12,688,504	13,587,412	6.45%	7.04
(1)Includes unpoolable HECM loans with an unpaid principal balance of $61.7 million.
December 31, 2025:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans(1)	$10,081,026	$10,690,598	5.89%	4.77
Proprietary reverse mortgage loans	1,505,343	1,640,718	9.56%	15.99
Total reverse mortgage loans, held-for-investment	11,586,369	12,331,316	6.36%	6.26
(1)Includes unpoolable HECM loans with an unpaid principal balance of $59.1 million.
During the three- and six-month periods ended June 30, 2025, the Company transferred proprietary reverse mortgage loans held-for-sale with an unpaid principal balance of $103.4 million and $200.7 million, respectively, to held-for-investment.
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
The issuer of a HECM loan that has been pooled into an HMBS is required to repurchase such loan if its outstanding principal balance has reached 98% of its maximum claim amount (the "MCA"). The MCA for a loan is equal to the lesser of the home's appraised value or the maximum loan limit that can be insured by FHA, in each case at the point in time that the conditional commitment is issued. The timing and amount of the Company's obligations with respect to MCA repurchases is uncertain, as repurchase is dependent largely on circumstances outside of the Company’s control, including the amount and timing of future draws and the status of the loan.
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
The following table provides details on the Company's unpoolable HECM loans as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026		December 31, 2025
Unpoolable HECM Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
ABOs	$28,666	$26,885	$29,757	$28,468
NABOs	25,580	21,294	23,169	19,011
Other HECM loans(1)	7,473	7,482	6,142	6,149
Total unpoolable HECM loans	$61,719	$55,661	$59,068	$53,628
(1)Includes HECM tail loans where the borrower is not in compliance with the terms of the underlying loan.
As of June 30, 2026, the Company had $604.5 million in unpaid principal balance of inactive reverse mortgage loans, of which $542.2 million related to HECM loans and the remainder related to proprietary reverse mortgage loans. As of December 31, 2025, the Company had $520.1 million in unpaid principal balance of inactive reverse mortgage loans, of which $469.2 million related to HECM loans and the remainder related to proprietary reverse mortgage loans.
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's reverse mortgage loans as a percentage of total outstanding unpaid principal balance, as of June 30, 2026 and December 31, 2025.

Property Location by U.S. State	June 30, 2026	December 31, 2025
California	30.0%	29.9%
Florida	8.9%	8.9%
Colorado	6.4%	6.6%
Arizona	6.0%	6.2%
Washington	5.2%	5.2%
Texas	4.9%	4.9%
Utah	4.8%	4.9%
New York	2.9%	2.7%
Oregon	2.8%	2.8%
Idaho	2.5%	2.5%
Massachusetts	2.3%	2.2%
North Carolina	2.1%	2.2%
Nevada	2.1%	2.1%
Georgia	1.7%	1.7%
New Jersey	1.6%	1.4%
Tennessee	1.5%	1.6%
South Carolina	1.4%	1.4%
Virginia	1.4%	1.4%
Ohio	1.2%	1.3%
Pennsylvania	1.0%	1.0%
Other	9.3%	9.1%
	100.0%	100.0%

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
As of June 30, 2026, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.6 billion, and the fair value of such Reverse MSRs was $30.0 million. As of December 31, 2025, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.7 billion, and the fair value of such Reverse MSRs was $28.9 million.
The fair value of the Company's MSRs is driven by the net cash flows associated with servicing activities, which include contractually specified servicing fees, late fees, and other ancillary servicing revenue. For the three-month periods ended June 30, 2026 and 2025, the Company recognized a gain (loss) related to its Reverse MSRs of $(0.2) million and $(0.3) million, respectively. For the six-month periods ended June 30, 2026 and 2025, the Company recognized a gain (loss) related to its Reverse MSRs of $1.1 million and $(0.5) million, respectively, which is included in Other, net, on the Consolidated Statement of Operations.

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
Under certain circumstances, the Company can direct the Forward MSR Master Servicer to finance all or some of the Underlying Forward MSRs, alongside other similar MSRs that the Forward MSR Master Servicer oversees on behalf of third parties unrelated to the Company. Proceeds from such financing are distributed to the Company and must be repaid by the Company upon repayment of corresponding financing by the Forward MSR Master Servicer. As of both June 30, 2026 and December 31, 2025, the fair value of the Forward MSR-related investments takes into account the MSR Master Servicer's $93.5 million of outstanding borrowings for the benefit of the Company, which were secured by the Underlying Forward MSRs.
The Company has elected the FVO for its investments under the Forward MSR Agreements which are reflected in Forward MSR-related investments, at fair value, on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Other, net.
As of June 30, 2026 and December 31, 2025, the fair value of the Company's investments in Forward MSR-related investments was $75.9 million and $77.9 million, respectively. The following table presents activity related to Company’s investments in Forward MSR-related investments for the three- and six-month periods ended June 30, 2026 and 2025.

	Three-Month Period Ended		Six-Month Period Ended
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Forward MSR-related investments, at fair value, beginning balance	$72,824	$87,203	$77,852	$77,848
Distributions	(5,006)	(6,122)	(12,295)	(14,163)
Accretion of interest income	2,583	2,927	5,325	5,581
Change in unrealized gain (loss)	5,500	(2,752)	5,019	11,990
Forward MSR-related investments, at fair value, ending balance	$75,901	$81,256	$75,901	$81,256
8. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of June 30, 2026 and December 31, 2025, the Company's investments in unconsolidated entities had an aggregate fair value of $402.3 million and $312.4 million, respectively, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of June 30, 2026 and December 31, 2025, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $327.4 million and $240.2 million, respectively.

For the three-month periods ended June 30, 2026 and 2025, the Company recognized Earnings (losses) from investments in unconsolidated entities of $11.0 million and $17.1 million, respectively. For the six-month periods ended June 30, 2026 and 2025, the Company recognized Earnings (losses) from investments in unconsolidated entities of $28.5 million and $25.4 million, respectively. Gains (losses) recognized from the Company's investments in unconsolidated entities are included in Earnings (losses) from investments in unconsolidated entities, on its Consolidated Statement of Operations.
The following table provides details about the Company's investments in unconsolidated entities as of June 30, 2026 and December 31, 2025:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity(1)	Form of Investment	June 30, 2026	December 31, 2025
Loan Originators:
LendSure Mortgage Corp.(2)	Common shares	63.1%	63.1%
Other(1)	Various	10.0%–50.0%	10.0%–50.0%
Co-investments with Ellington affiliates:
Elizon DB 2015-1 LLC(3)(4)	Membership Interest	32.0%	30.0%
Elizon NM CRE 2020-1 LLC(3)(5)	Membership Interest	36.5%	16.8%
Elizon CH CRE 2021-1 LLC(3)(6)	Membership Interest	24.4%	33.0%
Equity investments in securitization-related vehicles, including risk retention vehicles(7)	Membership Interest	24.6%–92.2%	24.6%–86.1%
Other:
Other(3)	Various	21.0%–79.0%	12.5%–79.0%
(1)See Note 16 for additional details on the Company's related party transactions.
(2)As of June 30, 2026 and December 31, 2025, includes both voting and non-voting equity interests held by the Company. See Note 16 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(4)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership, before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 65.4% and 65.1% as of June 30, 2026 and December 31, 2025, respectively.
(5)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership, before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 68.8% and 78.1% as of June 30, 2026 and December 31, 2025, respectively.
(6)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership, before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 76.5% and 68.6% as of June 30, 2026 and December 31, 2025, respectively.
(7)Includes interests in various risk retention vehicles, as discussed in Note 13. The Company evaluated its interest in each entity in accordance with ASC 810, and has determined that the Company does not control these entities. As a result, the Company has not consolidated these entities. See Note 13 for additional details on the Company's securitization transactions.

9. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the three- and six-month periods ended June 30, 2026 and 2025:

	Three-Month Periods Ended
	June 30, 2026		June 30, 2025
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (March 31, 2026 and 2025, respectively)	199	$101,167	135	$65,447
Transfers from mortgage loans	53	20,722	47	15,836
Capital expenditures and other adjustments to cost		339		114
Adjustments to record at the lower of cost or fair value		(1,721)		5
Dispositions	(62)	(39,465)	(53)	(32,581)
Ending Balance (June 30, 2026 and 2025, respectively)	190	$81,042	129	$48,821

	Six-Month Periods Ended
	June 30, 2026		June 30, 2025
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (December 31, 2025 and 2024, respectively)	177	$75,548	117	$46,661
Transfers from mortgage loans	122	63,959	95	47,091
Capital expenditures and other adjustments to cost		730		72
Adjustments to record at the lower of cost or fair value		(2,132)		(4,475)
Dispositions	(109)	(57,063)	(83)	(40,528)
Ending Balance (June 30, 2026 and 2025, respectively)	190	$81,042	129	$48,821
During the three-month period ended June 30, 2026, the Company sold 62 REO properties, realizing a net gain (loss) of approximately $(7.1) million. During the three-month period ended June 30, 2025, the Company sold 53 REO properties, realizing a net gain (loss) of approximately $(1.4) million. During the six-month period ended June 30, 2026, the Company sold 109 REO properties, realizing a net gain (loss) of approximately $(10.2) million. During the six-month period ended June 30, 2025, the Company sold 83 REO properties, realizing a net gain (loss) of approximately $(2.3) million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Consolidated Statement of Operations. As of both June 30, 2026 and December 31, 2025, the Company's REO had primarily been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $55.5 million and $41.7 million were measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025, respectively.

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
The following table details the fair value of the Company's holdings of financial derivatives as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$486	$87
TBA securities sale contracts	13	170
Fixed payer interest rate swaps	131,284	76,670
Fixed receiver interest rate swaps	22,445	52,228
Credit default swaps on asset-backed indices	1,127	2,206
Credit default swaps on corporate bond indices	15,951	4,621
Options	3,237	5,607
Futures	—	1,095
Forwards	280	14
Total return swaps	63	24
Warrants	3	1
Total financial derivatives–assets, at fair value	174,889	142,723
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(9)	(54)
TBA securities sale contracts	(2,257)	(544)
Fixed payer interest rate swaps	(3,540)	(13,411)
Fixed receiver interest rate swaps	(39,526)	(13,386)
Credit default swaps on asset-backed securities	(2)	(2)
Credit default swaps on corporate bonds	(111)	(155)
Credit default swaps on corporate bond indices	(32,305)	(25,407)
Options	(2,363)	—
Futures	(680)	(45)
Forwards	—	(69)
Total financial derivatives–liabilities, at fair value	(80,793)	(53,073)
Total	$94,096	$89,650

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of June 30, 2026 and December 31, 2025:
June 30, 2026:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$208,563	$332	3.67%	3.68%	0.26
2027	2,609,445	24,164	3.41	3.68	1.17
2028	3,121,613	23,270	3.61	3.68	1.82
2029	172,786	5,649	2.97	3.68	3.11
2030	630,245	15,923	3.31	3.68	4.18
2031	639,291	19,709	3.26	3.68	4.88
2032	170,723	10,416	2.81	3.68	6.10
2033	280,668	10,164	3.32	3.68	6.77
2034	51,656	2,234	3.38	3.68	8.17
2035	252,305	4,608	3.74	3.68	9.02
2036	224,503	393	3.97	3.68	9.86
2037	35,000	4,868	2.61	3.68	11.12
2039	11,322	270	3.85	3.68	13.19
2040	77,873	1,122	3.97	3.68	13.89
2041	61,766	244	4.09	3.68	14.80
2045	12,500	195	4.07	3.68	18.81
2050	500	253	0.98	3.63	24.32
2053	2,780	397	3.32	3.68	27.50
2054	1,095	75	3.76	3.68	28.48
2055	105,166	3,136	3.99	3.68	29.19
2056	63,657	322	4.13	3.68	29.79
Total	$8,733,457	$127,744	3.49%	3.68%	3.52

December 31, 2025:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$288,763	$(207)	3.78%	3.87%	0.70
2027	4,582,588	(920)	3.48	3.87	1.66
2028	483,753	3,341	3.22	3.87	2.56
2029	248,214	2,879	3.09	3.87	3.65
2030	779,845	4,879	3.34	3.87	4.69
2031	157,766	17,798	1.51	3.87	5.45
2032	173,815	8,916	2.80	3.87	6.57
2033	240,259	8,205	3.20	3.87	7.23
2034	235,312	6,594	3.35	3.87	8.72
2035	664,582	1,524	3.75	3.87	9.59
2036	1,102	273	1.19	3.87	10.13
2037	45,000	4,753	2.81	3.87	11.66
2038	32,500	(258)	4.01	3.87	12.67
2039	11,322	173	3.85	3.87	13.69
2040	125,645	658	3.98	3.87	14.51
2045	12,500	115	4.07	3.87	19.30
2050	500	248	0.98	3.64	24.82
2053	2,780	388	3.32	3.87	27.99
2054	3,874	223	3.81	3.87	28.99
2055	133,654	3,677	3.99	3.87	29.69
Total	$8,223,774	$63,259	3.42%	3.87%	4.03

The following tables provide information about the Company's fixed receiver interest rate swaps as of June 30, 2026 and December 31, 2025:
June 30, 2026:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$3,684	$7	3.68%	3.97%	0.36
2027	745,538	(5,989)	3.68	3.50	1.15
2028	2,255,220	(7,027)	3.68	3.83	2.00
2029	477,084	6,026	3.68	4.37	2.80
2030	605,387	(3,787)	3.68	3.76	4.05
2031	617,924	(1,074)	3.68	3.85	4.88
2032	39,518	(1,198)	3.68	3.41	6.25
2033	182,410	2,791	3.68	4.13	7.32
2034	28,103	107	3.68	3.98	7.80
2035	340,833	(1,756)	3.68	3.90	8.85
2036	294,998	(633)	3.68	3.96	9.80
2038	17,270	(928)	3.68	3.54	12.48
2040	39,332	(851)	3.68	3.92	14.12
2041	94,744	(131)	3.68	4.11	14.77
2050	500	(262)	3.68	0.90	24.32
2053	9,111	(1,293)	3.68	3.33	27.49
2054	7,004	(623)	3.68	3.65	28.37
2055	50,167	(1,141)	3.68	4.02	29.36
2056	52,184	681	3.68	4.23	29.80
Total	$5,861,011	$(17,081)	3.68%	3.85%	4.36

December 31, 2025:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$409,789	$2,109	3.87%	4.75%	0.18
2027	2,198,911	1,264	3.87	3.44	1.77
2028	667,324	8,294	3.87	3.82	2.74
2029	477,084	15,486	3.87	4.37	3.29
2030	775,880	8,178	3.87	3.72	4.56
2031	5,485	(117)	3.87	3.14	5.72
2032	80,390	(1,051)	3.87	3.38	6.73
2033	172,564	6,043	3.87	4.15	7.86
2034	163,483	1,485	3.87	3.84	8.54
2035	865,242	3,483	3.87	3.83	9.43
2038	29,938	(1,251)	3.87	3.54	12.98
2039	5,637	(139)	3.87	3.76	13.19
2040	105,198	(1,551)	3.87	3.90	14.66
2050	500	(258)	3.87	0.90	24.82
2053	9,111	(1,263)	3.87	3.33	27.99
2054	7,004	(606)	3.87	3.65	28.87
2055	82,955	(1,264)	3.87	4.06	29.89
Total	$6,056,495	$38,842	3.87%	3.78%	4.51
Credit Default Swaps
The following table provides information about the Company's credit default swaps as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$177	$16	11.50	$190	$9	11.99
Credit default swaps on corporate bond indices	136,745	15,951	2.95	165,010	4,621	3.69
Short:
Credit default swaps on asset-backed indices	(9,153)	1,111	34.93	(26,693)	2,197	33.05
Liability:
Short:
Credit default swaps on asset-backed securities	(45)	(2)	9.24	(46)	(2)	9.74
Credit default swaps on corporate bonds	(13,000)	(111)	0.97	(13,000)	(155)	1.47
Credit default swaps on corporate bond indices	(983,097)	(32,305)	4.53	(1,034,704)	(25,407)	4.76
	$(868,373)	$(15,340)	4.55	$(909,243)	$(18,737)	5.74
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Short Contracts:
U.S. Treasury futures	$—	$—	—	$(207,400)	$1,095	2.64
Liabilities:
Long Contracts:
U.S. Treasury futures	—	—	—	1,900	(35)	2.63
Short Contracts:
U.S. Treasury futures	(250,500)	(680)	0.69	(49,800)	(10)	3.00
Total, net	$(250,500)	$(680)	0.69	$(255,300)	$1,050	2.71
Warrants
The following table provides information about the Company's warrants contracts to purchase shares as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
Description	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration	Number of Shares Underlying Warrant	Fair Value	Remaining Years to Expiration
	(In thousands)			(In thousands)
Warrants	114	$3	n/a	109	$1	n/a
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

As of June 30, 2026 and December 31, 2025, the Company had outstanding TBA purchase and sale contracts as follows:

	June 30, 2026				December 31, 2025
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$132,854	$126,633	$127,119	$486	$25,044	$23,572	$23,659	$87
Liabilities	12,695	12,133	12,124	(9)	64,444	61,685	61,631	(54)
	145,549	138,766	139,243	477	89,488	85,257	85,290	33
Sale contracts:
Assets	(17,822)	(16,924)	(16,911)	13	(122,997)	(117,545)	(117,375)	170
Liabilities	(330,381)	(318,956)	(321,213)	(2,257)	(205,377)	(206,488)	(207,032)	(544)
	(348,203)	(335,880)	(338,124)	(2,244)	(328,374)	(324,033)	(324,407)	(374)
Total TBA securities, net	$(202,654)	$(197,114)	$(198,881)	$(1,767)	$(238,886)	$(238,776)	$(239,117)	$(341)
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
Options
The following tables provide information about the Company's options contracts as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
Type	Notional Amount	Fair Value	Months to Expiration	Notional Amount	Fair Value	Months to Expiration
	(In thousands)			(In thousands)
Long put options on listed indices	$6,645	$3,237	6.87	$8,575	$5,607	7.20
Short put options on listed indices	(4,350)	(2,363)	5.53	—	—	—
Total put options	$2,295	$874	6.34	$8,575	$5,607	7.20

Gains and losses on the Company's derivative contracts for the three- and six-month periods ended June 30, 2026 and 2025 are summarized in the tables below:

		Three-Month Period Ended June 30, 2026
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$5,976	$(5,950)	$26	$171	$14,323	$14,494
Credit default swaps on asset-backed indices	Credit		503	503		(644)	(644)
Credit default swaps on asset-backed securities	Credit		1	1		—	—
Credit default swaps on corporate bond indices	Credit		(2,516)	(2,516)		(508)	(508)
Credit default swaps on corporate bonds	Credit		(34)	(34)		23	23
TBAs	Interest Rate		4,785	4,785		(4,781)	(4,781)
Futures	Interest Rate		4,630	4,630		(1,686)	(1,686)
Forwards	Currency		(137)	(137)		303	303
Total return swaps	Credit		141	141		9	9
Options	Credit		(2,412)	(2,412)		(2,741)	(2,741)
Warrants	Credit		—	—		2	2
Total		$5,976	$(989)	$4,987	$171	$4,300	$4,471

		Three-Month Period Ended June 30, 2025
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$6,721	$(1,321)	$5,400	$2,267	$(12,939)	$(10,672)
Credit default swaps on asset-backed indices	Credit		(159)	(159)		466	466
Credit default swaps on corporate bond indices	Credit		(5,429)	(5,429)		(9,424)	(9,424)
Credit default swaps on corporate bonds	Credit		67	67		(72)	(72)
TBAs	Interest Rate		(286)	(286)		(804)	(804)
Futures	Interest Rate		903	903		(747)	(747)
Forwards	Currency		(1,015)	(1,015)		(364)	(364)
Options	Credit		—	—		(3,991)	(3,991)
Total		$6,721	$(7,240)	$(519)	$2,267	$(27,875)	$(25,608)

		Six-Month Period Ended June 30, 2026
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$15,107	$155	$15,262	$(2,092)	$14,958	$12,866
Credit default swaps on asset-backed indices	Credit		385	385		(644)	(644)
Credit default swaps on asset-backed securities	Credit		1	1		—	—
Credit default swaps on corporate bond indices	Credit		(990)	(990)		(1,043)	(1,043)
Credit default swaps on corporate bonds	Credit		(66)	(66)		44	44
TBAs	Interest Rate		9,543	9,543		(1,427)	(1,427)
Futures	Interest Rate		8,035	8,035		(1,730)	(1,730)
Forwards	Currency		501	501		336	336
Total return swaps	Credit		149	149		39	39
Options	Credit		(8,661)	(8,661)		3,070	3,070
Warrants	Credit		—	—		2	2
Total		$15,107	$9,052	$24,159	$(2,092)	$13,605	$11,513

		Six-Month Period Ended June 30, 2025
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$17,539	$837	$18,376	$180	$(38,537)	$(38,357)
Credit default swaps on asset-backed indices	Credit		42	42		352	352
Credit default swaps on corporate bond indices	Credit		(5,561)	(5,561)		(6,241)	(6,241)
Credit default swaps on corporate bonds	Credit		59	59		(86)	(86)
TBAs	Interest Rate		(214)	(214)		(1,418)	(1,418)
Futures	Interest Rate		(139)	(139)		(2,548)	(2,548)
Forwards	Currency		(1,441)	(1,441)		(586)	(586)
Warrants	Credit		—	—		(8)	(8)
Options	Credit		—	—		(3,832)	(3,832)
Total		$17,539	$(6,417)	$11,122	$180	$(52,904)	$(52,724)
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six-month period ended June 30, 2026 and the year ended December 31, 2025:

Derivative Type	Six-Month Period Ended June 30, 2026	Year Ended December 31, 2025
	(In thousands)
Interest rate swaps	$15,264,388	$11,501,990
Credit default swaps	882,684	1,164,093
TBAs	721,538	401,288
Futures	241,014	213,100
Forwards	35,820	22,082
Options	6,916	6,382
Total return swaps	4,790	428
Warrants	111	105
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of June 30, 2026 and December 31, 2025, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (CMBX and ABX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at June 30, 2026 and December 31, 2025 are summarized below:

Credit Derivatives	June 30, 2026	December 31, 2025
(In thousands)
Fair Value of Written Credit Derivatives, Net	$15,967	$4,630
Notional Value of Written Credit Derivatives(1)	136,922	165,200
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of June 30, 2026, the implied credit spreads on the Company's outstanding written credit derivative ranged from 57 to 286 basis points as compared to 50 to 316 basis points as of December 31, 2025. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of June 30, 2026 and December 31, 2025 was $17.0 million and $4.6 million, respectively.
11. Other Assets
The following table provides additional details of the Company's assets included in Other assets on the Consolidated Balance Sheet at June 30, 2026 and December 31, 2025.

Other Assets	June 30, 2026	December 31, 2025
	(In thousands)
Prepaid expenses, advances, and deferred offering costs	$9,405	$6,804
Accounts receivable	9,046	7,449
Prepaid scheduled draws on reverse mortgage loans and amounts due from sub-servicer	4,088	3,620
Leases—right of use assets(1)	3,749	3,992
Receivables and claims related to reverse mortgage loans repurchased from HMBS(2)	2,217	1,074
Intangible assets	1,769	1,786
Certificates of deposit, security deposits, and escrow cash	1,205	853
Property and equipment(3)	1,023	868
Loan purchase commitments	451	—
	$32,953	$26,446
(1)See Note 24 for additional details on the Company's leases and ROU assets.
(2)Represents receivables from third parties and claims to HUD related to loans repurchased from HMBS. See Note 13, Issuance of HMBS for discussion on the maximum claim amount related to reverse mortgage loans in HMBS.
(3)Net of accumulated depreciation.
The Company has identified and recognized various intangible assets. The following table details the Company's intangible assets as of June 30, 2026 and December 31, 2025.

	June 30, 2026				December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(In thousands)			(In months)	(In thousands)			(In months)
Intangible Asset:
Trademarks/trade names	$1,200	$—	$1,200	Indefinite	$1,200	$—	$1,200	Indefinite
Customer relationships	700	(131)	569	240	700	(114)	586	240
Total identified intangible assets	$1,900	$(131)	$1,769		$1,900	$(114)	$1,786

The following table summarizes changes in the net carrying value of the Company's intangible assets for the three- and six-month periods ended June 30, 2026 and 2025.

	Three-Month Period Ended
	June 30, 2026			June 30, 2025
(In thousands)	Trademarks/Trade Names	Customer Relationships	Total	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets —Beginning Balance	$1,200	$578	$1,778	$233	$1,200	$613	$2,046
Accumulated Amortization	—	(9)	(9)	(117)	—	(9)	(126)
Net carrying value of intangible assets —Ending Balance	$1,200	$569	$1,769	$116	$1,200	$604	$1,920

	Six-Month Period Ended
	June 30, 2026			June 30, 2025
(In thousands)	Trademarks/Trade Names	Customer Relationships	Total	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets —Beginning Balance	$1,200	$586	$1,786	$350	$1,200	$621	$2,171
Accumulated Amortization	—	(17)	(17)	(234)	—	(17)	(251)
Net carrying value of intangible assets —Ending Balance	$1,200	$569	$1,769	$116	$1,200	$604	$1,920
The following table summarizes the Company's estimated future amortization expense on its intangible assets.

June 30, 2026
(In thousands)
2026	$18
2027	35
2028	35
2029	35
2030	35
Thereafter	411
Total	$569

12. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025. See Note 13 and Note 16 for additional information on the Company's consolidated VIEs.

(In thousands)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,060	$603
Restricted cash	42,373	134,685
Securities, at fair value	53,159	53,087
Loans, at fair value	6,409,644	5,614,700
Forward MSR-related investments, at fair value	29,060	30,691
Investments in unconsolidated entities, at fair value	127,342	101,112
Real estate owned	61,965	54,571
Investment related receivables	82,352	46,519
Other assets	489	3,071
Total Assets	$6,807,444	$6,039,039
Liabilities
Repurchase agreements	$1,747,168	$1,819,906
Other secured borrowings	158,736	29,220
Other secured borrowings, at fair value	3,451,333	2,945,578
Interest payable	7,647	6,386
Accrued expenses and other liabilities	1,705	2,427
Total Liabilities	5,366,589	4,803,517
Total Stockholders' Equity	1,429,877	1,214,765
Non-controlling interests	10,978	20,757
Total Equity	1,440,855	1,235,522
Total Liabilities and Equity	$6,807,444	$6,039,039
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
Pursuant to each Ellington-sponsored CLO Securitization, a newly formed securitization trust (each a "CLO Issuer") issued various classes of notes, which were in turn sold to unrelated third parties and the applicable CLO Co-Participants. The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of June 30, 2026 and December 31, 2025, the fair value of the Company's investment in the notes issued by the CLO Issuers was $1.2 million and $2.0 million, respectively. See Note 16 for further details on the Company's participation in CLO transactions.
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
Each Sponsor also serves as the servicing administrator of its respective securitization; for securitizations closed prior to the second quarter of 2025, the Sponsor is entitled to receive a monthly fee for its role as servicing administrator, equal to one-twelfth of the product of (a) 0.03% and (b) the unpaid principal balance of the underlying loans as of the first day of the related due period. Each such Sponsor in its role as servicing administrator provides direction and consent for certain loss mitigation activities to the third-party servicer of the underlying loans. In certain circumstances, the servicing administrator will be required to reimburse the servicer for principal and interest advances and servicing advances made by the servicer.
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
Each of the Consolidated Issuing Entities meets the definition of a CFE as defined in Note 2, and as a result the fair value of the assets of each of the Issuing Entities have been derived from the fair value of the liabilities of the respective Issuing Entity, as such liabilities have been assessed to be more observable than such assets.

The debt of the Consolidated Issuing Entities is included in Other secured borrowings, at fair value, on the Consolidated Balance Sheet and is shown net of the Certificates held by the Company.
The following table details the assets and liabilities of the Consolidated Issuing Entities included in the Company's Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026	December 31, 2025
Assets:
Loans, at fair value	$1,270,842	$1,354,189
Investment related receivables	3,242	4,886
Liabilities:
Other secured borrowings, at fair value	1,157,668	1,236,077
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
The following table provides details on non-consolidated residential mortgage loan securitizations in which the Company participated during the six-month periods ended June 30, 2026 and 2025:

Issuing Entity	Risk Retention(1)	Closing Date	Principal Balance of Loans Sold By the Company	Principal Balance of Loans Sold By the Securitization Co-Participants	Total Face Amount of Certificates Issued
			(In thousands)
EFMT 2025-NQM1	Vertical	1/25	$193,569	$76,063	$269,632
EFMT 2025-CES1	Exempt	2/25	185,273	83,629	268,902
EFMT 2025-INV1	Vertical	2/25	148,189	111,518	259,707
EFMT 2025-CES2	Vertical	3/25	166,527	123,589	290,116
EFMT 2025-INV2	Vertical	5/25	196,961	148,827	345,788
EFMT 2025-CES3	Vertical	6/25	169,882	111,147	281,029
EFMT 2025-NQM2	Vertical	6/25	182,020	100,752	282,772
EFMT 2026-CES1	Exempt	1/26	85,274	136,540	221,814
EFMT 2026-AE1(2)	Vertical	2/26	231,322	94,418	325,740
EFMT 2026-NQM1	Vertical	2/26	478,683	88,006	566,689
EFMT 2026-INV2	Vertical	2/26	295,007	114,135	409,142
EFMT 2026-NQM3	Vertical	3/26	301,760	206,741	508,501
EFMT 2026-NQM4	Vertical	4/26	356,661	190,137	546,798
EFMT 2026-AE2(2)	Vertical	4/26	254,867	94,173	349,040
EFMT 2026-AE3(2)	Vertical	5/26	188,357	149,588	337,945
EFMT 2026-NQM5	Vertical	5/26	401,303	102,855	504,158
EFMT 2026-AE4(2)	Vertical	6/26	141,884	143,876	285,760
EFMT 2026-NQM6	Vertical	6/26	338,889	151,160	490,049
EFMT 2026-CES2	Vertical	6/26	186,950	181,583	368,533
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
(2)In addition to its contribution of Agency-eligible loans, the Company also paid $36.4 million in cash to the Sponsors.

The aggregate fair value of the Company's ownership interests in the Residential Loan JV, and respective series of both the Participated Risk Retention Vehicle and Sponsor, was $140.6 million and $69.1 million as of June 30, 2026 and December 31, 2025, respectively. Such interests are included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The Company and the Securitization Co-Participants also directly purchased certain of the Certificates issued by the non-consolidated Issuing Entities; the Company subsequently sold various of these Certificates. As of June 30, 2026 and December 31, 2025, the fair value of the Company's investment in such Certificates was $263.3 million and $183.1 million, respectively, and is included on the Consolidated Balance Sheet in Securities, at fair value.
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
The securitization is subject to a reinvestment period through November 2027 (the "RTL Reinvestment Period"), absent an event of default, whereby, under various loan sale agreements, the RTL Sponsor may sell additional RTLs (the "Subsequent RTL Collateral Pool" and together with the Initial RTL Collateral Pool, the "RTL Collateral Pool") to the RTL Depositor which will then be contributed to the RTL Issuing Entity. Certain of the RTLs in the RTL Collateral Pool have commitments to advance additional funds to the underlying borrowers. As of June 30, 2026 and December 31, 2025, unfunded commitments related to the RTL Collateral Pool were $86.1 million and $55.8 million, respectively.
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

The following table details the assets and liabilities of the RTL Issuing Entity included in the Company's Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026	December 31, 2025
Assets:
Restricted cash	$10,288	$107,660
Loans, at fair value	273,105	192,975
Investment related receivables	19,898	3,127
Liabilities:
Other secured borrowings, at fair value	283,720	285,294
Investment related payables	—	644
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
The following table details the assets and liabilities of the European RMBS Issuer included in the Company's Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$904	$586
Restricted cash	—	1,012
Loans, at fair value	24,737	27,536
Investment related receivables	3,515	2,170
Liabilities:
Other secured borrowings, at fair value	24,800	27,600
Investment related payables	4,292	3,639
Residential Mortgage Loan Securitizations—Co-Sponsor
The Company entered into agreements whereby it co-sponsored various securitizations of residential mortgage loans (the "Co-Sponsored Securitizations") with an unrelated third-party (the "Co-Sponsor") and certain affiliates of Ellington (the "Co-Sponsor Affiliated Participants"). With the exception of the Co-Sponsored Securitization completed in January 2025, the Company, through a wholly owned subsidiary, purchased residential mortgage loans from the Co-Sponsor that were then transferred to a third-party depositor. With respect to the Co-Sponsored Securitization completed in January 2025, an Affiliated Co-Sponsor purchased residential mortgage loans from the Co-Sponsor that were then transferred to a third-party depositor. In each Co-Sponsored Securitization the residential mortgage loans were then transferred from the third-party depositor to a newly formed entity (each a "Co-Sponsored Issuer"). The transfers to the Co-Sponsored Issuers were accounted for as sales in accordance with ASC 860-10. Pursuant to each of the Co-Sponsored Securitizations, each Co-Sponsored Issuer issued various classes of mortgage-backed notes (the "Co-Sponsored Notes") which are backed by the cash flows from the underlying loans.

The following table summarizes the Co-Sponsored Securitizations in which the Company participated during the six-month periods ended June 30, 2026 and 2025:

Issuing Entity	Closing Date	Total Face Amount of Certificates Issued
		(In thousands)
RCKT MORTGAGE TRUST 2025-CES1	1/25	$535,777
RCKT MORTGAGE TRUST 2025-CES4	4/25	500,318
RCKT MORTGAGE TRUST 2025-CES5	5/25	502,665
RCKT MORTGAGE TRUST 2026-CES6	6/26	706,046
Notwithstanding that the Co-Sponsored Notes carry final scheduled payment dates in October 2044 or later, the majority holder of the most subordinate Co-Sponsored Notes (the "Option Holder") for each respective Co-Sponsored Securitization may, at its sole option, purchase all of the outstanding Co-Sponsored Notes (an "Optional Redemption") following the earlier of (1) the third anniversary of the closing date of the respective securitization or (2) the date on which the aggregate unpaid principal balance of the underlying residential mortgage loans has declined below 20% of the aggregate unpaid principal balance as of the date on which such loans were originally transferred to the respective Co-Sponsored Issuer. The purchase price that the Option Holder is required to pay in connection with an Optional Redemption is equal to the sum of the unpaid principal balance of each class of Co-Sponsored Notes as of the redemption date and any accrued and unpaid interest thereon and any applicable fees.
In order to comply with the Risk Retention Rules, the Company retained a fixed percentage of each of the classes of Co-Sponsored Notes issued by each Co-Sponsored Issuer. Additionally, the Company and certain of the Co-Sponsor Affiliated Participants purchased certain of the Co-Sponsored Notes that are not subject to the Risk Retention Rules. As of June 30, 2026 and December 31, 2025, the fair value of the Company's investment in such Co-Sponsored Notes was $179.2 million and $161.2 million, respectively, and is included in Securities, at fair value on the Consolidated Balance Sheet.
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
Each of the RM Issuing Entities meets the definition of a CFE and, as a result, the fair value of the assets of the RM Issuing Entities has been derived from the fair value of the liabilities of the RM Issuing Entities, as such liabilities have been assessed to be more observable than such assets.
The debt of the RM Issuing Entities is included in Other secured borrowings, at fair value, on the Consolidated Balance Sheet and is shown net of the RM Notes held by the Company.
The following table provides additional details for the Company's consolidated Reverse Mortgage Securitizations closed during the six-month periods ended June 30, 2026 and 2025:

RM Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor		Total Face Amount of RM Notes Issued(1)
		(In thousands)
EFMT 2025-RM1	5/25	198,359		242,700
EFMT 2026-RM1	2/26	223,023		260,440
EFMT 2026-RM2	5/26	229,422	229,422	274,450
EFMT 2026-RM3	6/26	151,182		183,220
(1)The RM Sponsor purchased various classes of RM Notes issued by each RM Issuing Entity in order to comply with the Risk Retention Rules.
The following table details the assets and liabilities of the RM Issuing Entities included in the Company's Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Assets:	(In thousands)
Restricted cash	$30,460	$26,013
Loans, at fair value	1,988,167	1,397,835
Investment related receivables	30,781	19,893
Liabilities:
Other secured borrowings, at fair value	1,985,145	1,396,607
Issuance of HMBS
Longbridge is approved as a Title II, non-supervised direct endorsement mortgagee with HUD. Longbridge is also an approved issuer of HMBS whereby it pools HECM loans and issues HMBS securities which are sold to third-parties with only the servicing rights retained. As discussed in Note 5, HMBS are structured whereby the HMBS issuer is required to repurchase loans whenever the outstanding principal balance of such loan reaches 98% of the MCA. In accordance with ASC 860-10, the transfer of the loans to the HMBS securitization vehicle does not qualify as a sale as the Company has not surrendered control over transferred financial assets. As a result, the transfer of the loans is accounted for as secured borrowings for which the Company has elected the FVO. Such secured borrowings are included in HMBS-related obligations, at fair value, on the Consolidated Balance Sheet. The majority of the related collateral is included as a component of Loans, at fair value, on the Consolidated Balance Sheet. The Company recognizes interest expense on such HMBS-related obligations based on the stated coupon rate of the respective HMBS. Interest expense and changes in fair value are recorded in net change related to HMBS obligations, at fair value on the Consolidated Statement of Operations. During the three-month periods ended June 30, 2026 and 2025, the Company pooled HECM loans with an unpaid principal balance of $412.6 million and $369.0 million, respectively, into HMBS. During the six-month periods ended June 30, 2026 and 2025, the Company pooled HECM loans with an unpaid principal balance of $773.2 million and $726.2 million, respectively, into HMBS. As of June 30, 2026, the Company was servicing 1,095 pools of HMBS with an unpaid principal balance of $10.5 billion. As of December 31, 2025, the Company was servicing 1,028 pools of HMBS with an unpaid principal balance of $9.9 billion.
During the three-month periods ended June 30, 2026 and 2025, the Company repurchased HECM loans from HMBS pools, largely consisting of loans that had reached 98% of the MCA, with an unpaid principal balance of $59.2 million and

$30.4 million, respectively. During the six-month periods ended June 30, 2026 and 2025, the Company repurchased HECM loans from HMBS pools, largely consisting of loans that had reached 98% of the MCA, with an unpaid principal balance of $114.7 million and $62.1 million, respectively.
14. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, Other secured borrowings, at fair value, and HMBS-related obligations, at fair value. As of June 30, 2026 and December 31, 2025, the Company's total secured borrowings were $17.8 billion and $16.3 billion, respectively.
Repurchase Agreements
The Company enters into repurchase agreements. A repurchase agreement involves the sale of an asset to a counterparty together with a simultaneous agreement to repurchase the transferred asset or similar asset from such counterparty at a future date. The Company accounts for its repurchase agreements as collateralized borrowings, with the transferred assets effectively serving as collateral for the related borrowing. The Company's repurchase agreements typically range in term from 30 to 364 days, although the Company also has repurchase agreements that provide for longer or shorter terms; repurchase agreements on Agency RMBS and U.S. Treasury securities typically have terms shorter than 30 days. The principal economic terms of each repurchase agreement—such as loan amount, interest rate, and maturity date—are typically negotiated on a transaction-by-transaction basis. Other terms and conditions, such as those relating to events of default, are typically governed under the Company's master repurchase agreements. Absent an event of default, the Company maintains beneficial ownership of the transferred securities during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and for most repurchase agreements, interest is generally paid at the termination of the repurchase agreement, at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty, repay that counterparty and possibly negotiate financing terms with a different counterparty, or choose to no longer finance the related asset. Some repurchase agreements provide for periodic payments of interest, such as monthly payments. In response to a decline in the fair value of the transferred securities, whether as a result of changes in market conditions, security paydowns, or other factors, repurchase agreement counterparties will typically make a margin call, whereby the Company will be required to post additional securities and/or cash as collateral with the counterparty in order to re-establish the agreed-upon collateralization requirements. In the event of increases in fair value of the transferred securities, the Company can generally require the counterparty to post collateral with it in the form of cash or securities. The Company is generally permitted to sell or re-pledge any securities posted by the counterparty as collateral; however, upon termination of the repurchase agreement, or other circumstance in which the counterparty is no longer required to post such margin, the Company must return to the counterparty the same security that had been posted.
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 23 and 21 counterparties as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026, remaining days to maturity on the Company's open repurchase agreements ranged from 1 day to 780 days and interest rates on the Company's open repurchase agreements ranged from 2.96% to 7.05%. As of December 31, 2025, remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 636 days and interest rates on the Company's open repurchase agreements ranged from 2.79% to 7.05%.

The following table details the Company's outstanding borrowings under repurchase agreements by remaining maturity as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency Pass-Throughs(1):	(In thousands)			(In thousands)
30 days or less	$110,005	3.75%	3	$193,105	4.00%	4
Total Agency Pass-Throughs	110,005	3.75%	3	193,105	4.00%	4
U.S. Treasury securities:
30 Days or Less	139,584	3.73%	1	33,310	3.99%	2
Total U.S. Treasury securities	139,584	3.73%	1	33,310	3.99%	2
Other(2):
30 days or less	3,185	5.03%	17	40,822	5.56%	17
31-60 days	412,134	4.49%	47	406,647	5.19%	46
61-90 days	306,978	4.47%	77	210,885	4.48%	75
91-120 days	361,958	5.20%	117	361,230	5.22%	115
121-150 days	133,599	5.73%	126	—	—%	—
151-180 days	7,478	4.33%	163	13,143	4.59%	161
181-364 days	502,381	5.44%	282	217,900	5.86%	291
> 364 days	1,086,975	5.72%	526	1,178,402	5.67%	505
Total other	2,814,688	5.28%	290	2,429,029	5.43%	304
Total	$3,064,277	5.16%	267	$2,655,444	5.18%	268
(1)Excludes Agency IOs.
(2)Includes securities, loans, and REO.
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of June 30, 2026 and December 31, 2025, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $3.7 billion and $3.3 billion, respectively. In addition, as of June 30, 2026 and December 31, 2025, the Company posted (received) net cash collateral of $13.3 million and $6.9 million, respectively, to its counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of total equity as of June 30, 2026 and December 31, 2025.
Other Secured Borrowings
The Company has entered into agreements, which it amended in the first quarter of 2026, to finance a portfolio of ABS backed by consumer loans through a recourse secured revolving borrowing facility, which terminates in January 2028, whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. The facility accrues interest on a floating rate basis. As of June 30, 2026 and December 31, 2025, the Company had outstanding borrowings under this facility in the amount of $32.9 million and $29.2 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet. As of June 30, 2026, the fair value of ABS backed by consumer loans collateralizing this borrowing was $52.8 million and the effective interest rate on this facility was 6.77%. As of December 31, 2025, the fair value of ABS backed by consumer loans collateralizing this borrowing was $52.7 million and the effective interest rate on this facility was 7.19%. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both June 30, 2026 and December 31, 2025, the Company was in compliance with all of its covenants.
The Company has completed various securitization transactions, as discussed in Note 13—Consolidated non-QM Securitizations, whereby it financed portfolios of non-QM loans. As of June 30, 2026 and December 31, 2025, the fair value of the Company's outstanding liabilities associated with the Company's Consolidated Residential Mortgage Loan Securitizations was $1.16 billion and $1.24 billion, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the certificates held by third parties was 3.13% and 3.10% as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the fair value of non-QM loans held in the Consolidated Residential Mortgage Loan Securitization trusts was $1.27 billion and $1.35 billion, respectively.
The Company has completed a securitization transaction, as discussed in Note 13—Residential Mortgage Loan Securitizations—Residential Transition Loans, whereby it financed a portfolio of RTLs. As of June 30, 2026 and December 31, 2025, the fair value of the Company's outstanding liabilities associated with the Company's consolidated RTL securitization was $283.7 million and $285.3 million, respectively, representing the fair value of the securitization notes held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the notes held by third parties was 5.65% as of both June 30, 2026 and December 31, 2025. As of June 30, 2026, the Consolidated Residential Mortgage Loan Securitization trust held RTLs with a fair value of $273.1 million, restricted cash of $10.3 million, and $19.9 million of investment related receivables. As of December 31, 2025, the Consolidated Residential Mortgage Loan Securitization trust held RTLs with a fair value of $193.0 million, restricted cash of $107.7 million, and $3.1 million of investment related receivables.
The Company has completed securitization transactions, as discussed in Note 13—Proprietary Reverse Mortgage Loan Securitizations, whereby it financed portfolios of proprietary reverse mortgage loans. As of June 30, 2026 and December 31, 2025, the fair value of the Company's outstanding liabilities associated with the Company's Reverse Mortgage Securitizations was $1.99 billion and $1.40 billion, respectively, representing the fair value of the RM Notes held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the RM Notes held by third parties was 4.81% and 4.84% as of June 30, 2026 and December 31, 2025, respectively. Collateral held in the RM Issuing Entities as of June 30, 2026 includes the fair value of reverse mortgage loans of $1.99 billion, $30.5 million of cash held in securitization reserve funds, and $30.8 million of investment related receivables. Collateral held in the RM Issuing Entities as of December 31, 2025 includes the fair value of reverse mortgage loans of $1.40 billion and $26.0 million of cash held in securitization reserve funds, and $19.9 million of investment related receivables.
As discussed in Note 13—Residential Mortgage Loan Securitizations—European Residential Mortgage Loans, the Company has determined that it is the primary beneficiary of the European RMBS Issuer, resulting in consolidation. As of June 30, 2026 and December 31, 2025, Other secured borrowings, at fair value of the European RMBS Issuer was $24.8 million and $27.6 million, respectively, representing the fair value of the European Debt Tranches held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the European Debt Tranches held by third parties was 7.27% and 7.42% as of June 30, 2026 and December 31, 2025, respectively. Collateral held in the European RMBS Issuer as of June 30, 2026, includes the fair value of residential mortgage loans of $24.7 million and $0.9 million of cash. Collateral held in the European RMBS Issuer as of December 31, 2025, includes the fair value of residential mortgage loans of $27.5 million and $1.6 million of cash.
The Company has a warehouse line of credit which it uses to finance its portfolio of reverse mortgage loans prior to them being sold or pooled into HMBS. This line of credit was amended in May 2026, matures in May 2027, and accrues interest on a floating rate basis. As of June 30, 2026 and December 31, 2025, the Company had outstanding borrowings under this financing line of $44.7 million and $77.9 million, respectively, which is included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 6.23% and 6.70% as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the fair value of reverse mortgage loans collateralizing this borrowing was $50.3 million and $85.3 million, respectively, which are included in Loans, at fair value on the Consolidated Balance Sheet. There are a number of covenants, including several financial covenants, associated with this line of credit; as of June 30, 2026 and December 31, 2025, the Company was in compliance with all of these covenants.
The Company entered into an agreement to finance a portfolio of HECM tail draws prior to being sold or pooled into HMBS. This facility was amended in May 2026, matures in November 2026, and accrues interest on a floating-rate basis. As of June 30, 2026 and December 31, 2025, the Company's outstanding borrowings under this facility was $17.2 million and $20.7 million, respectively, which are included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 7.12% and 7.25% as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the fair value of HECM tail draws collateralizing this borrowing was $34.2 million and $35.2 million, respectively, which are included in Loans, at fair value on the Consolidated Balance Sheet. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both June 30, 2026 and December 31, 2025, the Company was in compliance with all of its covenants.
The Company is a party to various agreements which provide a facility for the financing of certain HECM Buyout Loans. This facility was amended in May 2026, has a borrowing period that terminates in May 2027, and accrues interest on a floating-rate basis. As of June 30, 2026 and December 31, 2025, the Company's outstanding borrowings under this facility were

$36.4 million and $40.5 million, respectively, which are included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 6.18% and 6.39% as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the fair value of HECM Buyout Loans collateralizing this borrowing was $39.4 million and $43.5 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of June 30, 2026 and December 31, 2025, the Company was in compliance with all of its covenants.
The Company entered into various agreements to finance certain reverse mortgage loans. This facility matures in January 2027 and accrues interest on a floating-rate basis. Under the terms of this facility, in addition to borrowings collateralized by reverse mortgage loans, the Company may also borrow up to an additional $20.0 million in the form of working capital advances. However, in the event of default, the lender can utilize any excess value of any reverse mortgage loans held as collateral to pay down any working capital advances outstanding. As of June 30, 2026 and December 31, 2025, the Company's outstanding borrowings under this facility was $125.8 million and $128.1 million, respectively; such borrowings are included on the Company's Consolidated Balance Sheet in Other secured borrowings. As of June 30, 2026, the fair value of reverse mortgage loans collateralizing these borrowings was $134.9 million and the effective interest rate was 5.87%. As of December 31, 2025, the fair value of reverse mortgage loans collateralizing these borrowings was $134.8 million and the effective interest rate was 5.89%.
HMBS-related Obligations
As discussed in Note 13—Issuance of HMBS, the Company issues pools of HMBS which are accounted for as secured borrowings. As of June 30, 2026 and December 31, 2025, the Company had HMBS-related obligations, at fair value of $11.1 billion and $10.4 billion, respectively. As of June 30, 2026 and December 31, 2025, such HMBS-related obligations are secured by $11.2 billion and $10.5 billion, respectively, of HECM loans, REO, and HMBS-related claims or other receivables. The weighted average interest rate on the Company's HMBS-related obligations was 5.49% and 5.52% as of June 30, 2026 and December 31, 2025, respectively.
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
There are a number of covenants, including several financial covenants, associated with the Senior Notes; as of both June 30, 2026 and December 31, 2025, the Company was in compliance with all of its covenants for its outstanding Senior Notes. The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.
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
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of June 30, 2026:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	HMBS-related Obligations(3)	Unsecured Borrowings(1)	Total
(In thousands)
Next Twelve Months	$2,206,784	$476,010	$1,472,669	$247,750	$4,403,213
Year 2	567,954	328,414	1,129,734	—	2,026,102
Year 3	289,539	278,641	1,195,590	—	1,763,770
Year 4	—	252,387	1,620,757	—	1,873,144
Year 5	—	249,611	1,995,818	400,000	2,645,429
Total	$3,064,277	$1,585,063	$7,414,568	$647,750	$12,711,658
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $706.9 million, $206.1 million, $401.0 million, and $14.0 million of expected principal repayments related to the Company's consolidated non-QM, RTL, reverse mortgage loan, and European Mortgage Loan securitizations, respectively, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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
The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"). Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes for each domestic TRS. For the three-month periods ended June 30, 2026 and 2025, the Company recorded income tax expense (benefit) of $0.1 million and $1.5 million, respectively. For the six-month periods ended June 30, 2026 and 2025, the Company recorded income tax expense (benefit) of $1.0 million and $1.4 million, respectively. The Company evaluates its deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income. Based upon the available evidence at June 30, 2026, the Company determined that it was more likely than not that the deferred tax assets of its TRS would not be utilized in future periods; a valuation allowance of $50.6 million was recorded to fully reserve against these deferred tax assets.
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
For the three-month period ended June 30, 2026, the total base management fee incurred was $7.4 million, consisting of $7.5 million of total gross base management fee incurred, less $0.1 million of management fee rebates. For the three-month period ended June 30, 2025, the total base management fee incurred was $6.3 million, consisting of $6.3 million of total gross base management fee incurred, less $57 thousand of management fee rebates. For the six-month period ended June 30, 2026, the total base management fee incurred was $14.5 million, consisting of $14.9 million of total gross base management fee incurred, less $0.4 million of management fee rebates. For the six-month period ended June 30, 2025, the total base management fee incurred was $12.4 million, consisting of $12.5 million of total gross base management fee incurred, less $0.1 million of management fee rebates. See "—Participation in CLO Transactions" and "—Investment in Affiliate" below for details on management fee rebates.
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

For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of June 30, 2026 and December 31, 2025, there was no Loss Carryforward.
For Periods Subsequent to April 1, 2025:
For purposes of calculating the incentive fee, the "Hurdle Amount" means, with respect to any fiscal quarter, the result obtained by multiplying (i) the total common equity of the Operating Partnership calculated in accordance with U.S. GAAP as of the end of the immediately preceding fiscal quarter, adjusted to exclude one-time events pursuant to changes in U.S. GAAP, as well as non-cash charges after discussion between the Manager and the Company's independent directors, and approval by a majority of the Company's independent directors in the case of non-cash charges and (ii) one-fourth of the greater of (A) 9% and (B) 3% plus the 10-year U.S. Treasury Rate for such fiscal quarter (the "Hurdle Rate"). The Hurdle Amount shall be appropriately adjusted for any issuances or repurchases of shares of common stock during the fiscal quarter. The payment of the incentive fee will be in a combination of shares of common stock and cash, provided that at least 10% of any quarterly payment will be made in shares of common stock.
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
The Company incurred incentive fees of $0.9 million for the three-month period ended June 30, 2026; no such fees were incurred for the three-month period ended June 30, 2025. The Company incurred incentive fees of $20.1 million and $4.5 million for the six-month periods ended June 30, 2026 and 2025, respectively.
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
Expense Reimbursement
Under the terms of the Management Agreement, the Company is required to reimburse the Manager for operating expenses related to the Company that are incurred by the Manager, including expenses relating to legal, accounting, due diligence, other services, and all other costs and expenses. The Company's reimbursement obligation is not subject to any dollar limitation. Expenses will be reimbursed in cash within 60 days following delivery of the expense statement by the Manager; provided, however, that such reimbursement may be offset by the Manager against amounts due to the Company from the Manager. The Company will not reimburse the Manager for the salaries and other compensation of the Manager's personnel except that the Company will be responsible for expenses incurred by the Manager in employing certain dedicated or partially dedicated personnel as further described below.
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
For the six-month periods ended June 30, 2026 and 2025, the Company reimbursed the Manager $14.5 million and $9.2 million, respectively, for previously incurred operating expenses. As of June 30, 2026 and December 31, 2025, the outstanding payable to the Manager for operating expenses was $7.9 million and $2.4 million, respectively, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
Transactions Involving Investments in Unconsolidated Entities—Certain Loan Originators
As of June 30, 2026 and December 31, 2025, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement with a mortgage loan originator (the "Related-Party MLPA") in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 24, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements and certain loan purchase commitments under the Related-Party MLPA. As of June 30, 2026 and December 31, 2025, the fair value of the Company's investment in this mortgage loan originator was $56.0 million and $52.6 million, respectively.
The Company is a party to an agreement with another mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria (the "Related Party Loan Purchase Agreement"). As of June 30, 2026 and December 31, 2025, the fair value of the Company's investment in such mortgage loan originator was $3.0 million and $1.5 million, respectively.
The Company has entered into various agreements with a residential mortgage loan originator (the "RTL Originator") in which it holds a non-controlling equity investment. Under the terms of such agreements, the Company has the option to purchase additional non-controlling equity interests at certain valuation thresholds. The Company also entered into a Commitment Letter Agreement (the "RTL Commitment Agreement") whereby it committed to purchase eligible loans originated by the RTL Originator; see Note 24, Commitments and Contingencies, for further information on the Company's commitment under the RTL Commitment Agreement. The RTL Originator has been determined to be a VIE. The Company has evaluated the RTL Originator and determined that the Company is not the primary beneficiary of the RTL Originator. As of both June 30, 2026 and December 31, 2025, the fair value of the Company's non-controlling equity investment in the RTL Originator was $0.6 million, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
The Company has entered into various agreements with another residential mortgage loan originator (the "Residential Originator") which included acquiring a minority stake in such originator. Under the terms of such agreements, the Company provided financing, in the form of a secured promissory note (the "Residential Originator Note"), under which the Residential Originator can borrow up to $14.0 million. The Residential Originator Note is subject to an interest rate of 10% per annum through May 2025 and then 15% per annum until maturity on December 1, 2029. As of June 30, 2026 and December 31, 2025, the outstanding balance and fair value of the Residential Originator Note was $9.8 million and $14.0 million, respectively, which is included in Loans, at fair value on the Consolidated Balance Sheet. The Company also entered into a Forward Commitment Letter Agreement (the "Residential Commitment Agreement") whereby it committed to purchase eligible loans originated by the Residential Originator; see Note 24, Commitments and Contingencies, for further information on the Company's commitment under the Residential Commitment Agreement and the Residential Originator Note. The Residential Originator has been determined to be a VIE. The Company has evaluated the Residential Originator and determined that the Company is not the primary beneficiary of the Residential Originator. As of June 30, 2026 and December 31, 2025, the fair value of the Company's non-controlling equity investment in the Residential Originator was $1.9 million and $2.3 million, respectively.

The Company holds an investment in common and preferred stock of a consumer loan originator (the "Consumer Loan Originator"). An employee of Ellington, who serves as an officer of the Company, also serves on the board of the Consumer Loan Originator, as the Company's representative. In January 2025, the Company entered into a Loan and Security Agreement whereby the Company extended a revolving line of credit to the Consumer Loan Originator of up to $1.0 million (the "Consumer LOC") which matures in January 2028. The outstanding borrowing under the Consumer LOC is subject to a floating interest rate equal to one-month SOFR plus 4.00% per annum. As of June 30, 2026 and December 31, 2025, outstanding advances under the Consumer LOC were $0.8 million and $0.2 million, respectively. The Company, through a wholly-owned trust subsidiary, and the Consumer Loan Originator, entered into an amended consumer loan purchase and sale flow agreement (the "Amended PSFA") whereby the Company purchases consumer loans that satisfy certain specified criteria. The Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses, including financing expenses. As discussed in Note 14, the Company has entered into a secured revolving borrowing facility to finance certain of its consumer loans. As of June 30, 2026 and December 31, 2025, the total fair value of the Company's beneficial interests was $53.2 million and $53.1 million, respectively, which is included in Securities, at fair value on the Consolidated Balance Sheet.
The following table provides details of financing that the Company has provided, in the form of secured promissory notes, to certain other loan origination-related entities in which the Company also holds equity investments.

Effective Date of Promissory Note	Maturity Date of Promissory Note		Interest Rate as of		Outstanding Borrowings as of		Fair Value(1) as of
		Maximum Borrowing	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
		(In thousands)			(In thousands)
December 31, 2025	December 31, 2027	$3,000	9.0%	9.0%	$3,000	$—	$3,000	$—
February 2022(2)	December 31, 2026	750	7.0%	7.0%	607	$575	607	575
June 9, 2025(3)	June 9, 2028	2,500	9.9%	9.0%	2,500	1,750	2,500	1,750
(1)Classified as a Corporate loan and is included in Loans, at fair value on the Consolidated Balance Sheet.
(2)Promissory note was amended in December 2025 extending the maturity date.
(3)Promissory note was amended subsequent to December 31, 2025 increasing the maximum borrowing from $1.75 million (the "Original Maximum"); the applicable interest rate for borrowings up to the Original Maximum remains 9%; any borrowings exceeding the Original Maximum are subject to an interest rate of 12%.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchased certain of its consumer loans through an affiliate (the "Purchasing Entity") under various purchase agreements. The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trust was $0.1 million and $0.2 million as of June 30, 2026 and December 31, 2025, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $2.0 billion and $2.1 billion as of June 30, 2026 and December 31, 2025, respectively.
The Company is a co-investor in certain commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of June 30, 2026 and December 31, 2025, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $127.3 million and $101.1 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Consolidated Balance Sheet.
The consumer, residential mortgage, and certain commercial mortgage loans that are the subject of the foregoing loan transactions are held in trusts, each of which the Company has determined to be a VIE. The Company has evaluated each of these VIEs and determined that the Company has the power to direct the activities of each VIE that most significantly impact such VIE's economic performance and the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the Company has determined it is the primary beneficiary of each of these VIEs and has consolidated each VIE.

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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of June 30, 2026 and December 31, 2025, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $1.005 billion and $872.6 million, respectively. The Company's segregated silo of this debt as of June 30, 2026 and December 31, 2025, was $504.6 million and $383.2 million, respectively, and is included under the caption Repurchase agreements on the Company's Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both June 30, 2026 and December 31, 2025, no party to any of the repurchase agreements was in default.
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
Participation in CLO Transactions
As discussed in Note 13, the Company participated in the Ellington-sponsored CLO Securitizations. The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month periods ended June 30, 2026 and 2025, the amount of such management fee rebates was $24 thousand and $43 thousand, respectively. For the six-month periods ended June 30, 2026 and 2025, the amount of such management fee rebates was $51 thousand and $0.1 million, respectively.
During the three- and six-month periods ended June 30, 2026, the Company purchased $0.9 million and $3.2 million, respectively, of various underperforming corporate debt securities from certain of the Ellington-sponsored CLO Securitizations. During each of the three- and six-month periods ended June 30, 2025, the Company purchased $0.9 million of various underperforming corporate debt securities from certain of the Ellington-sponsored CLO Securitizations. Such purchases are effected at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitizations.
Investment in Affiliate
The Company has an investment in the common shares of Ellington Real Estate Income Trust, Inc. (the "Affiliated REIT"), which is an affiliate of the Company managed by an affiliate of Ellington (the "Affiliate REIT Manager"). The Company, Ellington, and various unrelated third parties (collectively, the "Affiliated REIT Founding Investors") entered into various agreements committing to invest in the common stock of the Affiliated REIT. The Company has contributed $25.0 million and has no remaining commitment to fund any additional capital calls of the Affiliated REIT. As of June 30, 2026 and December 31, 2025, the fair value of the Company's investment in the Affiliated REIT was $27.8 million and $26.5 million, respectively. In accordance with the management agreement between the Affiliated REIT and the Affiliate REIT Manager (the "REIT Management Agreement"), investors pay a quarterly base management fee and, if certain performance hurdles are met, a performance fee. In accordance with the Management Agreement, the Manager rebates to the Company the applicable portion of the management fee and performance fee payable to the Affiliated REIT Manager. For the three-month periods ended June 30, 2026 and 2025, the amount of such management fee rebates was $0.1 million and $15 thousand, respectively. For the six-month periods ended June 30, 2026 and 2025, the amount of such management fee rebates was $0.4 million and $25 thousand, respectively.

In connection with the commitment to contribute capital to the Affiliated REIT, each of the Affiliated REIT Founding Investors entered into an agreement with the Affiliate REIT Manager whereby each of the Affiliated REIT Founding Investors participates in a net revenue share arrangement based on each Affiliated REIT Founding Investor's pro rata share of the Affiliate REIT’s initial capital (the "Revenue Share Arrangement"). Under the terms of the Revenue Share Arrangement, each of the Affiliated REIT Founding Investors, including the Company, is entitled to receive from the Affiliate REIT Manager an amount equal to the product of (i) a fixed percentage and (ii) the management and performance fees earned by, less certain expenses incurred by, the Affiliate REIT Manager. The Revenue Share Arrangement will continue in perpetuity for each Affiliated REIT Founding Investor given (i) such Affiliate REIT Founding Investor has not defaulted on its obligation to fund its capital calls, and (ii) the REIT Management Agreement has not been terminated or is not renewed. To the extent that the net revenue share received by the Company is less than the management fees and performance fees incurred by the Company with respect to its investment in the Affiliated REIT, the Manager will rebate to the Company such difference.
The directors of the Affiliated REIT include: Michael Vranos, the Company's Co-Chief Investment Officer; Laurence Penn, the Company's Chief Executive Officer and President and a member of the Board of Directors; and Mark Tecotzky, the Company's Co-Chief Investment Officer. The Company has evaluated its interests in the Affiliated REIT, which is a VIE. Because the Company does not have the power to direct the activities that most significantly impact the Affiliated REIT's economic performance, the Company determined that it is not the primary beneficiary of the Affiliated REIT.
17. Long-Term Incentive Plan Units
OP LTIP Units issued under the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans is presented in Compensation and benefits, on the Consolidated Statement of Operations. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the three-month periods ended June 30, 2026 and 2025 was $1.5 million and $1.0 million, respectively. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the six-month periods ended June 30, 2026 and 2025 was $2.5 million and $1.3 million, respectively.
The below table details unvested OP LTIP Units as of June 30, 2026:

Grant Recipient	Number of Unvested OP LTIP Units	Grant Date	Vesting Date(1)
Directors:
	18,396	September 10, 2025	September 9, 2026
Dedicated or partially dedicated personnel:
	18,383	December 12, 2024	December 12, 2026
	62,172	March 19, 2025	December 31, 2026
	33,506	December 17, 2025	December 16, 2026
	28,405	December 17, 2025	December 16, 2027
	95,598	March 16, 2026	December 31, 2027
	320,039	March 18, 2026	March 18, 2027
Total unvested OP LTIP Units at June 30, 2026	576,499
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.

The following table summarizes activity related to OP LTIP Units for the three- and six-month periods ended June 30, 2026 and 2025:

	Three-Month Period Ended
	June 30, 2026			June 30, 2025
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units outstanding—Beginning balance	365,518	1,209,791	1,575,309	365,518	721,504	1,087,022
Issued	—	—	—	—	—	—
OP LTIP Units outstanding—Ending balance	365,518	1,209,791	1,575,309	365,518	721,504	1,087,022
OP LTIP Units unvested and outstanding	—	576,499	576,499	—	363,262	363,262
OP LTIP Units vested and outstanding	365,518	633,292	998,810	365,518	358,242	723,760

	Six-Month Period Ended
	June 30, 2026			June 30, 2025
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units outstanding—Beginning balance	365,518	794,154	1,159,672	365,518	481,102	846,620
Issued	—	415,637	415,637	—	240,402	240,402
OP LTIP Units outstanding—Ending balance	365,518	1,209,791	1,575,309	365,518	721,504	1,087,022
OP LTIP Units unvested and outstanding	—	576,499	576,499	—	363,262	363,262
OP LTIP Units vested and outstanding	365,518	633,292	998,810	365,518	358,242	723,760
As of June 30, 2026, there were an aggregate of 11,838,066 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2026 Equity Incentive Plan as of June 30, 2026. As of December 31, 2025, there were an aggregate of 944,120 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan.
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
As of June 30, 2026, the Convertible Non-controlling Interests consisted of the outstanding 1,575,309 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 1.1% in the Operating Partnership. As of December 31, 2025, the Convertible Non-controlling Interests consisted of the outstanding 1,159,672 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.9% in the Operating Partnership. As of June 30, 2026 and December 31, 2025, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $22.2 million and $16.0 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of June 30, 2026 and December 31, 2025, the joint venture partners' interests in subsidiaries of the Company were $11.0 million and $20.8 million, respectively.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.

19. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of June 30, 2026 and December 31, 2025, the total amount of cumulative preferred dividends in arrears was $2.7 million and $4.6 million, respectively.
As of December 31, 2025, there were 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock") outstanding. On February 27, 2026 (the "Redemption Date"), the Company redeemed all 4,600,000 outstanding shares of Series A Preferred Stock at a price of $115.8 million, or $25.17742 per share, based on the liquidation preference of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the Redemption Date; any rights of the holders of the Series A Preferred Stock have ceased. The Series A Preferred Stock was subsequently delisted from the NYSE.
As of June 30, 2026 and December 31, 2025, there were 4,820,421 shares of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.
As of June 30, 2026 and December 31, 2025, there were 4,000,000 shares of 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series C Preferred Stock") outstanding.
As of June 30, 2026 and December 31, 2025, there were 379,668 shares of 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock, $0.001 par value per share ("Series D Preferred Stock") outstanding.
The Company has commenced an "at-the-market" offering for the Series B Preferred Stock (the "Preferred ATM Program"), in connection with which it has entered into equity distribution agreements with sales agents under which it is authorized to offer and sell up to $100.0 million of Series B Preferred Stock from time to time. The Company did not issue any shares of preferred stock under the Preferred ATM Program during either of the three-month periods ended June 30, 2026 or 2025. As of June 30, 2026, the Company had remaining authorization under the Preferred ATM Program of $99.5 million.
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
Holders of the Series D Preferred Stock are entitled to receive cumulative cash dividends from and including September 30, 2023, at a fixed rate equal to 7.000% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on or about the 30th day of each March, June, September, and December.
Common Stock
The Company has authorized 300,000,000 shares of common stock, $0.001 par value per share as of June 30, 2026. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding. As of June 30, 2026 and December 31, 2025, there were 127,593,315 and 113,138,860 shares of common stock outstanding, respectively.
Included in shares of common stock outstanding as of both June 30, 2026 and December 31, 2025, are 18,396 of unvested restricted shares of common stock that are subject to forfeiture restrictions. Such common shares were issued to certain of the Company's directors in accordance with the Company's 2017 Equity Incentive Plan. Costs associated with restricted common stock issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Such expenses are presented in Compensation and benefits, on the Consolidated Statement of Operations. Total expense associated with restricted common stock issued under the Company's incentive plans for the three-month periods ended June 30, 2026 and 2025 was $63 thousand and $55 thousand, respectively. Total expense associated with restricted common stock issued under the Company's incentive plans for each of the six-month periods ended June 30, 2026 and 2025 was $0.1 million.
The below table details unvested restricted common stock as of June 30, 2026:

Grant Recipient	Number of Shares of Unvested Restricted Common Stock	Grant Date	Vesting Date(1)
Directors:
	18,396	September 10, 2025	September 9, 2026
Total unvested restricted shares of common stock at June 30, 2026	18,396
(1)Date at which such common shares will vest and become non-forfeitable.
On January 28, 2026, the Company completed a follow-on offering of 8,775,000 shares of our common stock. The issuance and sale of such shares of common stock generated net proceeds, after underwriters' discounts and commissions and offering costs, of $117.2 million.
The Company has an "at-the-market" offering program for shares of its common stock (the "Common ATM Program"), in connection with which it has entered into equity distribution agreements with sales agents. Under the current equity distribution agreements the Company is authorized to offer and sell up to $500.0 million of common stock from time to time. During the three-month period ended June 30, 2026, the Company issued 2,782,358 shares of common stock under the Common ATM Program which provided $37.4 million of net proceeds after $0.3 million of agent commissions and offering costs. During the three-month period ended June 30, 2025, the Company issued 3,428,400 shares of common stock under the Common ATM Program which provided $44.5 million of net proceeds after $0.4 million of agent commissions and offering costs. During the six-month period ended June 30, 2026, the Company issued 5,517,521 shares of common stock under the Common ATM Program which provided $74.8 million of net proceeds after $0.6 million of agent commissions and offering costs. During the six-month period ended June 30, 2025, the Company issued 7,178,788 shares of common stock under the Common ATM Program which provided $95.3 million of net proceeds after $0.9 million of agent commissions and offering costs. As of June 30, 2026, the Company had a remaining authorization to issue $419.9 million of common shares.

The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three- and six-month periods ended June 30, 2026 and 2025:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Shares of Common Stock Outstanding—Beginning Balance	124,649,023	94,428,880	113,138,860	90,678,492
Share Activity:
Shares of common stock issued	2,782,358	3,428,400	14,292,521	7,178,788
Shares of common stock issued in connection with incentive fee payment	161,934	33,877	161,934	33,877
Shares of Common Stock Outstanding—Ending Balance	127,593,315	97,891,157	127,593,315	97,891,157
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of June 30, 2026 and December 31, 2025, the Company's issued and outstanding shares of common stock would increase to 129,214,984 and 114,344,892 shares, respectively.
In March 2023, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to $50 million of the Company's common stock (the "2023 Repurchase Plan"), which extended the Company’s ability to repurchase common stock beyond the 1.55 million shares authorized under the previous plan. The 2023 Repurchase Plan is open-ended in duration and allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases under the 2023 Repurchase Plan are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. No shares were repurchased during either of the three-month periods ended June 30, 2026 and 2025. As of June 30, 2026, the Company has authorization to repurchase an additional $45.1 million of the Company's common stock under the 2023 Repurchase Plan.
Distributions to Stockholders
The following table summarizes cash dividends accrued by the Company on its common and preferred stock during the three- and six-month periods ended June 30, 2026 and 2025:

(In thousands, except per share amounts)	Three-Month Period Ended June 30,				Six-Month Period Ended June 30,
	2026		2025		2026		2025
Class of Stock	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$—	$—	$2,831	$0.62	$1,678	$0.36	$5,661	$1.22
Series B Preferred Stock	1,883	0.39	1,883	0.39	3,766	0.78	3,766	0.78
Series C Preferred Stock	2,156	0.54	2,156	0.54	4,312	1.08	4,312	1.08
Series D Preferred Stock	166	0.44	166	0.44	332	0.88	332	0.88
Common Stock	49,858	0.39	38,096	0.39	98,995	0.78	74,328	0.78

20. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss) attributable to common stockholders	$54,403	$42,923	$149,870	$74,572
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	702	507	1,700	828
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	55,105	43,430	151,570	75,400
Dividends declared:
Common stockholders	(49,226)	(37,655)	(97,839)	(73,507)
Convertible Non-controlling Interests	(632)	(441)	(1,156)	(821)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(49,858)	(38,096)	(98,995)	(74,328)
Undistributed (Distributed in excess of) earnings:
Common stockholders	5,177	5,268	52,031	1,065
Convertible Non-controlling Interests	70	66	544	7
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$5,247	$5,334	$52,575	$1,072
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	125,637,213	95,861,993	123,685,172	93,743,500
Weighted average Convertible Non-controlling Interest Units outstanding	1,621,669	1,133,382	1,448,204	1,031,111
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	127,258,882	96,995,375	125,133,376	94,774,611
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.39	$0.39	$0.78	$0.78
Undistributed (Distributed in excess of)	0.04	0.06	0.43	0.02
	$0.43	$0.45	$1.21	$0.80
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.39	$0.39	$0.78	$0.78
Undistributed (Distributed in excess of)	0.04	0.06	0.43	0.02
	$0.43	$0.45	$1.21	$0.80
(1)For the three-month periods ended June 30, 2026 and 2025, excludes net income (loss) of $1.3 million and $0.6 million, respectively, attributable to non-participating interests held by joint venture partners; see Note 18 for additional details. For the six-month periods ended June 30, 2026 and 2025, excludes net income (loss) of $0.1 million and $0.9 million, respectively, attributable to non-participating interests held by joint venture partners; see Note 18 for additional details.
21. Restricted Cash
Restricted cash represents cash that the Company can use only for specific purposes. As of June 30, 2026 and December 31, 2025, the Company had $42.4 million and $136.3 million of restricted cash including cash balances that are restricted under a warehouse line of credit agreement and cash held in securitization reserve and loan accumulation funds.
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
The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2026 and December 31, 2025.
June 30, 2026:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$174,889	$(70,408)	$—	$(45,509)	$58,972
Reverse repurchase agreements	577,691	(144,609)	(433,082)	—	—
Liabilities
Financial derivatives–liabilities	(80,793)	70,408	—	7,061	(3,324)
Repurchase agreements	(3,064,277)	144,609	2,906,365	13,303	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of June 30, 2026 was $3.7 billion. As of June 30, 2026, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $4.6 million and $6.3 million, respectively.
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

23. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of June 30, 2026 and December 31, 2025.
June 30, 2026:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$247,473	10	30.8%
Collateral on repurchase agreements held by dealers(2)	3,739,759	23	15.4%
Due from brokers	59,396	17	21.3%
Receivable for securities sold(3)	3,252	2	84.2%
(1)Each counterparty is a financial institution that the Company believes to be creditworthy as of June 30, 2026.
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
In the normal course of business, the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both June 30, 2026 and December 31, 2025, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $411.5 million and $267.9 million as of June 30, 2026 and December 31, 2025, respectively.
Loan Purchase Commitments
The Company is party to mortgage loan purchase and sale flow agreements with various loan originators ("MLPAs"). As of June 30, 2026, the Company had commitments, with a fair value of $0.5 million, to purchase residential mortgage loans with a principal balance of $573.8 million, subject to completion of satisfactory due diligence and other terms of the respective MLPAs. This includes commitments, with a fair value of $(39) thousand, to purchase residential mortgage loans with a principal balance of $80.5 million, from loan originators in which the Company holds an equity interest. This compares to total commitments as of December 31, 2025, with a fair value of $(41) thousand, to purchase residential mortgage loans with a principal balance of $648.9 million, which includes commitments, with a fair value of $(78) thousand, to purchase residential mortgage loans with a principal balance of $147.5 million, from loan originators in which the Company holds an equity interest. The Company's loan purchase commitments are included in Other Assets or Accrued expenses and other liabilities, on the

Condensed Consolidated Balance Sheet.
Commitments and Contingencies Related to Investments in Loan Originators
In connection with certain of its investments in mortgage and consumer loan originators, the Company has outstanding commitments and contingencies as described below.
As described above in —Loan Purchase Commitments, the Company has entered into various MLPAs, including the Related-Party MLPA, as described in Note 16, under which it commits to purchase non-QM loans from a certain mortgage loan originator. As of June 30, 2026 and December 31, 2025, the Company had commitments, subject to the terms of the Related-Party MLPA, to purchase non-QM loans with a principal balance of $40.3 million and $67.0 million, respectively. As of June 30, 2026 and December 31, 2025, the fair value of such loan purchase commitments was $(53) thousand and $(63) thousand, respectively, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company has also entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million as of both June 30, 2026 and December 31, 2025 and there were no such borrowings outstanding as of either date. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. As of June 30, 2026 and December 31, 2025, the estimated fair value of such guarantee was insignificant.
As described above in —Loan Purchase Commitments, the Company has entered into various MLPAs, including the Related Party Loan Purchase Agreement, as described in Note 16, under which it commits to purchase RTL and non-QM loans from a certain mortgage loan originator. As of June 30, 2026 and December 31, 2025, the Company had commitments, subject to the terms of the Related Party Loan Purchase Agreement, to purchase non-QM loans with a principal balance of $8.1 million and $20.0 million, respectively. As of June 30, 2026 and December 31, 2025, the fair value of such loan purchase commitments was $2 thousand and $(13) thousand, respectively, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
As described in Note 16, the Company entered into various secured promissory notes with certain mortgage loan originators in which it also holds equity interests. As of June 30, 2026 and December 31, 2025, the Company had unfunded commitments related to such secured promissory notes of $7.4 million and $25.0 million, respectively.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which it has an equity investment, under a promissory note. The Company's maximum guarantees are capped at $15.5 million. No such amounts were outstanding as of June 30, 2026 or December 31, 2025.
As discussed in Note 16, under the terms of the RTL Commitment Agreement, the Company committed to purchase at least $500 million of eligible loans originated by the RTL Originator. As of June 30, 2026 and December 31, 2025, the Company has unfunded commitments under the RTL Commitment Agreement of $291.4 million and $334.4 million, respectively.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans (including a loan to an entity accumulating U.K. residential mortgages) whereby the borrowers can request additional funds under the respective agreements. As of June 30, 2026 and December 31, 2025, the Company had unfunded commitments related to such investments in the amount of $24.2 million and $37.7 million, respectively.
As detailed in Note 16, the Company had extended a line of credit to the Consumer Loan Originator whereby the borrower can draw funds up to $1.0 million. As of June 30, 2026 and December 31, 2025, the Company had unfunded commitments related to such line of credit in the amount of $0.2 million and $0.8 million, respectively.
Commitments to Extend Credit
The Company enters into loan commitment arrangements with borrowers and other third parties who have applied for reverse mortgage loans that have not yet closed. As of June 30, 2026 and December 31, 2025, the fair value of such commitments was $10.2 million and $9.1 million, respectively, which is reflected in Loan commitments on the Consolidated Balance Sheet.
The Company is required to fund further borrower advances for loans where the borrower has not fully drawn down all of the reverse mortgage loan proceeds available to them. As of June 30, 2026 and December 31, 2025, the Company had unfunded commitments related to such reverse mortgage loans of $2.5 billion and $2.3 billion, respectively. Additionally, the Company has the obligation to advance various other reverse mortgage loan-related amounts such as the borrowers' property taxes and, in the case of HECM reverse mortgage loans, monthly insurance premiums to FHA.
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
Lease Commitments
Longbridge, a consolidated subsidiary of the Company, leases office space and office equipment, under various operating lease arrangements, which expire on various dates through January 2035. As discussed in Note 2, the Company makes various assumptions and estimates in recognizing the operating lease ROU assets and corresponding lease liabilities, including the expected lease term, incremental borrowing rate, and identifying lease and non-lease components. Total expense under all operating leases amounted to $0.3 million, for each of the three-month periods ended June 30, 2026 and 2025 and $0.6 million for each of the six-month periods ended June 30, 2026 and 2025. Such expense is included in Other expenses on the Consolidated Statement of Operations.
The following table provides details of the Company's outstanding leases as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026	December 31, 2025
ROU assets	$3,749	$3,992
Lease liabilities	$4,248	$4,502
Weighted average remaining term (in years)	6.7	7.0
Weighted average discount rate	9.27%	9.22%
The following table details contractual future minimum lease payments as of June 30, 2026:

Minimum Payments
(In thousands)
Year ended December 31, 2026	$484
Year ended December 31, 2027	971
Year ended December 31, 2028	964
Year ended December 31, 2029	950
Year ended December 31, 2030	479
Thereafter	2,039
Total	5,888
Less: implied interest payments	(1,640)
Lease Liability	$4,248
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
The following tables present the Company's results of operations by reportable segment for the three- and six-month periods ended June 30, 2026 and 2025, and various reconciling items to the Company's results of operations overall. Other segment expenses may include professional, administrative and custody fees, technology- and data-related expenses, marketing expenses, licensing fees, rent and miscellaneous office expenses, and non-cash equity compensation.

	Three-Month Period Ended June 30, 2026
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$120,664	$48,642	$1,531	$170,837
Total other income (loss)	6,461	65,305	(20,918)	50,848
Significant expenses:
Interest expense	(54,876)	(32,449)	(11,226)	(98,551)
Base management fee to affiliate (net of fee rebates)	—	—	(7,356)	(7,356)
Incentive fee to affiliate	—	—	(919)	(919)
Investment and transaction related expenses—Servicing expense	(1,638)	(6,295)	—	(7,933)
Investment and transaction related expenses—Other	(5,326)	(13,342)	—	(18,668)
Compensation and benefits	(3,353)	(22,838)	(2,207)	(28,398)
Other expenses	—	(8,775)	(3,973)	(12,748)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	61,932	30,248	(45,068)	47,112
Income tax expense (benefit)	—	—	52	52
Earnings (losses) from investments in unconsolidated entities	10,975	—	—	10,975
Net Income (Loss)	72,907	30,248	(45,120)	58,035
Net income (loss) attributable to non-controlling interests	(1,279)	—	706	(573)
Dividends on preferred stock	—	—	4,205	4,205
Net Income (Loss) Attributable to Common Stockholders	$74,186	$30,248	$(50,031)	$54,403
Non-cash items:
Amortization and depreciation expense	$—	$111	$—	$111

	Three-Month Period Ended June 30, 2025
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$89,669	$24,134	$1,668	$115,471
Total other income (loss)	7,017	44,008	(1,826)	49,199
Significant expenses:
Interest expense	(48,819)	(19,338)	(3,971)	(72,128)
Base management fee to affiliate (net of fee rebates)	—	—	(6,270)	(6,270)
Investment related expenses—Servicing expense	(1,524)	(5,696)	—	(7,220)
Investment related expenses—Other	(3,944)	(7,483)	—	(11,427)
Compensation and benefits	(2,038)	(17,611)	(1,683)	(21,332)
Other expenses	—	(7,333)	(3,484)	(10,817)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	40,361	10,681	(15,566)	35,476
Income tax expense (benefit)	—	—	1,475	1,475
Earnings (losses) from investments in unconsolidated entities	17,072	—	—	17,072
Net Income (Loss)	57,433	10,681	(17,041)	51,073
Net income (loss) attributable to non-controlling interests	602	—	512	1,114
Dividends on preferred stock	—	—	7,036	7,036
Net Income (Loss) Attributable to Common Stockholders	$56,831	$10,681	$(24,589)	$42,923
Non-cash items:
Amortization and depreciation expense	$—	$292	$—	$292

	Six-Month Period Ended June 30, 2026
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$227,845	$89,622	$2,873	$320,340
Total other income (loss)(1)	13,945	152,344	(5,427)	160,862
Significant expenses:
Interest expense	(102,956)	(61,228)	(22,616)	(186,800)
Base management fee to affiliate (net of fee rebates)	—	—	(14,457)	(14,457)
Incentive fee to affiliate	—	—	(20,141)	(20,141)
Investment and transaction related expenses—Servicing expense	(3,392)	(12,341)	—	(15,733)
Investment and transaction related expenses—Other	(7,599)	(23,096)	—	(30,695)
Compensation and benefits	(5,928)	(40,756)	(3,520)	(50,204)
Other expenses	—	(16,820)	(8,345)	(25,165)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	121,915	87,725	(71,633)	138,007
Income tax expense (benefit)	—	—	1,018	1,018
Earnings (losses) from investments in unconsolidated entities	28,539	—	—	28,539
Net Income (Loss)	150,454	87,725	(72,651)	165,528
Net income (loss) attributable to non-controlling interests	(104)	—	1,708	1,604
Dividends on preferred stock	—	—	10,088	10,088
Issuance costs of redeemed preferred stock	—	—	3,966	3,966
Net Income (Loss) Attributable to Common Stockholders	$150,558	$87,725	$(88,413)	$149,870
Non-cash items:
Amortization and depreciation expense	$—	$213	$—	$213
(1)Included in the Longbridge segment is $17.0 million of other income received pursuant to a settlement agreement executed between Longbridge and a third party.

	Six-Month Period Ended June 30, 2025
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$183,016	$44,987	$3,381	$231,384
Total other income (loss)	19,409	70,341	(900)	88,850
Significant expenses:
Interest expense	(100,382)	(35,951)	(8,451)	(144,784)
Base management fee to affiliate (net of fee rebates)	—	—	(12,362)	(12,362)
Incentive fee to affiliate	—	—	(4,533)	(4,533)
Investment and transaction related expenses—Servicing expense	(3,087)	(11,152)	—	(14,239)
Investment and transaction related expenses—Other	(5,198)	(12,838)	—	(18,036)
Compensation and benefits	(4,297)	(31,371)	(2,606)	(38,274)
Other expenses	—	(14,329)	(7,277)	(21,606)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	89,461	9,687	(32,748)	66,400
Income tax expense (benefit)	—	—	1,379	1,379
Earnings (losses) from investments in unconsolidated entities	25,376	—	—	25,376
Net Income (Loss)	114,837	9,687	(34,127)	90,397
Net income (loss) attributable to non-controlling interests	918	—	836	1,754
Dividends on preferred stock	—	—	14,071	14,071
Net Income (Loss) Attributable to Common Stockholders	$113,919	$9,687	$(49,034)	$74,572
Non-cash items:
Amortization and depreciation expense	$—	$595	$—	$595
The following tables present the Company's balance sheet by reportable segment as of June 30, 2026 and December 31, 2025, which reconciles to the Company's financial position overall.

	June 30, 2026
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$6,705,713	$14,076,121	$247,713	$21,029,547
Total Liabilities	4,557,998	13,700,409	771,704	19,030,111
Total Equity	2,147,715	375,712	(523,991)	1,999,436

	December 31, 2025
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$6,382,070	$12,782,482	$188,358	$19,352,910
Total Liabilities	4,228,911	12,500,150	752,694	17,481,755
Total Equity	2,153,159	282,332	(564,336)	1,871,155

26. Subsequent Events
Dividends Declared
On July 8, 2026, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on August 31, 2026 to stockholders of record as of July 31, 2026.
On August 10, 2026, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on September 30, 2026 to stockholders of record as of August 31, 2026.
Issuance of Common Shares
Subsequent to June 30, 2026, the Company issued 1,294,071 shares of common stock under the Common ATM Program which provided $17.5 million of net proceeds after $0.2 million of agent commissions and offering costs.
Repayment of Unsecured borrowings
On August 3, 2026, the Company redeemed all $37.8 million of its 6.00% Senior Notes at par plus accrued interest.

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
We conduct all of our operations and business activities through the Operating Partnership. As of June 30, 2026, we had an ownership interest of approximately 98.9% in the Operating Partnership. The remaining ownership interest of approximately 1.1% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a more than 30-year history of investing in the Agency and credit markets.
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
Our commercial mortgage loans may be fixed or floating rate and will generally have maturities ranging from one to two years. We typically originate and acquire first-lien loans but may also originate and acquire subordinated loans. As of June 30, 2026, all of our commercial mortgage loans were first-lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
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
Non-Agency RMBS are generally debt obligations issued by private originators of, or investors in, residential mortgage loans. Non-Agency RMBS generally are issued as CMOs and are backed by pools of whole mortgage loans or by mortgage pass-through certificates. Non-Agency RMBS generally are securitized in senior/subordinated structures, or in excess spread/over-collateralization structures. In senior/subordinated structures, the subordinated tranches generally absorb all losses on the underlying mortgage loans before any losses are borne by the senior tranches. In excess spread/over-collateralization structures, losses are first absorbed by any existing over-collateralization, then borne by subordinated tranches and excess spread, which represents the difference between the interest payments received on the mortgage loans backing the RMBS and the interest due on the RMBS debt tranches, and finally by senior tranches and any remaining excess spread. We also have acquired, and may acquire in the future, both Agency-issued and non-Agency-issued CRTs, which have credit risks similar to those of subordinated RMBS tranches, as well as RMBS backed by residential mortgage loans, including retained tranches from loan securitizations in which we have participated.
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
We also acquire residential mortgage loans that have been originated in compliance with U.S. government Agency or government-sponsored enterprise ("GSE") guidelines that are eligible for sale to or securitization by the GSEs ("Agency-eligible residential mortgage loans"). Such loans may be collateralized by owner-occupied or non-owner occupied properties.

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
The majority of Longbridge's MSRs relate to HECM loans that Longbridge pooled and securitized into HMBS and then sold into the secondary market with servicing rights retained. In accordance with U.S. GAAP, so long as Longbridge retains such mortgage servicing rights and the obligations relating thereto, such HECM loans do not meet the requirement for sale accounting and remain on Longbridge's balance sheet. The sold HMBS securities are accounted for as secured borrowings.
Longbridge typically retains the MSRs associated with the proprietary reverse mortgage loans that it originates and has opportunistically acquired MSRs on reverse mortgage loans in the secondary market. We have securitized certain proprietary reverse mortgage loans originated by Longbridge and retained certain related securitization tranches in compliance with applicable risk retention rules. In accordance with U.S. GAAP, we are deemed to be the primary beneficiary of each of the issuing entities of such proprietary reverse mortgage loan securitizations, which are VIEs, and as a result we consolidate such issuing entities. See Note 13 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.
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
We also take long and short positions in various other mortgage-related derivative instruments, including mortgage-

related credit default swaps. A credit default swap is a credit derivative contract in which one party (the protection buyer) pays an ongoing periodic premium (and often an upfront payment as well) to another party (the protection seller) in return for compensation for default (or similar credit event) by a reference entity. In this case, the reference entity can be an individual MBS or an index of several MBS, such as a CMBX index. Payments from the protection seller to the protection buyer typically occur if a credit event takes place. A credit event can be triggered by, among other things, the reference entity's failure to pay its principal obligations or a severe ratings downgrade of the reference entity.
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
Trends and Recent Market Developments
Market Overview
Federal Reserve Policy
•The U.S. Federal Reserve (the "Federal Reserve") maintained its target range for the Federal Funds rate at 3.50% - 3.75%, at both its April and June meetings. At the June meeting, the first under new Chairman Kevin Warsh, the Committee noted that economic activity continued to expand at a solid pace despite elevated uncertainty, while reiterating that inflation remained elevated relative to its 2% objective.
•The Summary of Economic Projections released following the June meeting reflected a more hawkish outlook than in March, with policymakers raising their inflation forecasts, modestly lowering projected economic growth, and revising upward the projected path of the federal funds rate, suggesting that interest rates may remain higher for longer than previously anticipated. Chairman Warsh did not submit his own projection.
Tariff Policy
•Following the Supreme Court's February decision invalidating certain tariffs imposed under the International Emergency Economic Powers Act, the administration maintained the temporary 10% global tariff while continuing existing sector- and country-specific tariffs. Considerable uncertainty continues to cloud the outlook for U.S. trade policy.
Interest Rates
•Interest rates generally rose in the second quarter in response to geopolitical developments, higher energy prices, and evolving expectations regarding the path of Federal Reserve monetary policy. Overall during the quarter, the yield on the 2-year U.S. Treasury rose by 38 basis points to 4.17%, while the yield on the 10-year U.S. Treasury rose by 15 basis points to 4.47%.
•After increasing sharply in the prior quarter, interest rate volatility declined during the second quarter, with the MOVE Index falling by more than 25%.
•Mortgage rates generally tracked long-term interest rates during the quarter. The Freddie Mac survey 30-year mortgage rate increased from 6.38% at the end of the first quarter to 6.49% at the end of the second quarter.
•Secured Overnight Financing Rates ("SOFR") changed only modestly during the second quarter. The one-month SOFR rate fell by 1 basis point to 3.65%, while the three-month SOFR rate increased by 5 basis points to 3.73%. SOFR rates drive many of our financing costs.
Housing and Economic Indicators
•After falling during the second half of 2025, the S&P Cotality Case-Shiller U.S. National Home Price NSA Index continued to recover in the second quarter, rising by 2.5% year-to-date through May 2026. Meanwhile, the National Association of Realtors Housing Affordability Index declined by 7.8% through the end of June, as higher mortgage rates and record-high home prices stressed housing affordability.
•With mortgage rates rising during the second quarter, the Mortgage Bankers Association's Refinance Index decreased by 12.4% quarter over quarter.
•Mortgage prepayment speeds remained low, with the Fannie Mae 30-year MBS registering CPRs of 9.1, 8.2 and 8.4 in April, May, and June, respectively.
•U.S. real GDP expanded at an estimated annualized rate of 1.5% in the second quarter of 2026, down from an annualized growth rate of 2.1% in the prior quarter. Meanwhile, the unemployment rate edged down from 4.3% at the start of the quarter to 4.2% by quarter-end.
•Inflation, as measured by the 12-month change in the Consumer Price Index for All Urban Consumers ("CPI-U"), not seasonally adjusted, remained elevated during the quarter. The CPI-U registered 3.8% in April and 4.2% in May, before falling slightly to 3.5% in June; this compares to 2.4% in both January and February, and 3.3% in March 2026.

Fixed Income Performance
•For the second quarter, the Bloomberg U.S. MBS Index posted a return of 0.58% and an excess return (on a duration-adjusted basis) of 0.30% relative to the Bloomberg U.S. Treasury Index.
•The Bloomberg U.S. Corporate Bond Index generated a return of 1.39% and an excess return of 1.16% for the quarter. The Bloomberg U.S. Corporate High Yield Bond Index generated a return of 2.45% and an excess return of 2.19%. Corporate credit spreads tightened quarter over quarter, with spreads on the Markit CDX North America Investment Grade and High Yield Indices narrowing by 12 and 81 basis points, respectively.
Equity Markets
•After a weak first quarter, U.S. equity markets rebounded strongly during the second quarter, supported by improving investor sentiment amid continued AI/semiconductor enthusiasm, easing geopolitical uncertainty, and expectations for moderating energy prices. Overall for the quarter, the NASDAQ rose by 21.4%, the S&P 500 rose by 14.9%, and the Dow Jones Industrial Average rose by 12.9%. Meanwhile, London's FTSE 100 index rose by 3.2%, while the MSCI World global equity index increased by 13.3%.
•After rising significantly in March, equity volatility declined sharply in April, rose again in early June, and then declined into quarter end.
Portfolio Overview and Outlook—Investment Portfolio Segment
The following table(1) summarizes the long investments in our investment portfolio segment as of June 30, 2026 and March 31, 2026.

	June 30, 2026		March 31, 2026(2)
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Dollar Denominated:
Agency-eligible residential mortgage loans and retained RMBS(6)(8)	$183,466	3.1%	$313,537	5.3%
Agency Pass-throughs	189,747	3.2%	197,315	3.3%
CLOs	89,251	1.5%	97,108	1.6%
CMBS	22,713	0.4%	28,883	0.5%
Commercial mortgage loans(3)(5)	836,662	14.1%	776,588	13.1%
Consumer loans and ABS backed by consumer loans(6)	149,924	2.5%	149,151	2.5%
Corporate debt and equity and corporate loans	42,158	0.7%	33,378	0.6%
Debt and equity investments in loan origination entities(7)	97,313	1.6%	100,589	1.7%
Forward MSR-related investments	75,901	1.3%	72,824	1.2%
HELOC and CES loans and retained RMBS(6)(8)	301,369	5.1%	357,385	6.0%
Non-QM loans and retained RMBS(3)(6)(8)	2,686,668	45.3%	2,667,157	44.8%
Other RMBS and interest-only strips	118,041	2.0%	110,603	1.9%
Residential transition loans and other residential mortgage loans(3)(4)	996,413	16.8%	905,583	15.2%
Other investments(9)(10)	74,118	1.3%	79,398	1.3%
Non-Dollar Denominated:
CLOs	11,803	0.2%	11,983	0.2%
RMBS(11)	27,631	0.5%	21,737	0.4%
Other residential mortgage loans	24,737	0.4%	25,707	0.4%
Total long investment portfolio	$5,927,915	100.0%	$5,948,926	100.0%
Adjustments:
Less: Non-retained tranches of consolidated securitization trusts	1,432,634		1,480,798
Total adjusted long investment portfolio	$4,495,281		$4,468,128
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
(5)Includes equity investments in unconsolidated entities holding commercial mortgage loans and REO and corporate loans secured by commercial mortgage loans. Such amounts represent the fair value of the underlying commercial mortgage loans net of the financing liabilities of the unconsolidated entity. The aggregate gross fair value of commercial mortgage loans held by us and our respective portion of the loans held by such unconsolidated entities was $1.03 billion and $958.5 million, as of June 30, 2026 and March 31, 2026, respectively.
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
(11)Includes loans to entities which purchase residential mortgage loans for eventual securitization.
Our total adjusted long investment portfolio increased by approximately 1% to $4.50 billion as of June 30, 2026. Growth in our residential transition loan and commercial mortgage bridge loan portfolios, as well as retained RMBS, more than offset the impact of continued securitization activity.
Net interest income increased significantly quarter over quarter, while earnings from unconsolidated entities remained strong. Overall performance was excellent, led by our residential credit strategies — including non-QM loans, Agency-eligible loans, residential transition loan retained tranches, closed-end second lien retained tranches, non-Agency RMBS, and forward MSR-related investments — as well as CLOs, corporate debt and equity, and equity investments in loan originators, while results were weaker in CMBS, residential REO, and other loans and ABS. Gains on hedges more than offset net realized and unrealized losses. Credit performance in our loan businesses remained strong, with continued low life-to-date realized credit losses across both our residential and commercial loan portfolios.
During the quarter, the net interest margin on our investment portfolio declined slightly to 3.36% from 3.37%, as slightly higher asset yields were more than offset by slightly higher funding costs (including actual and accrued periodic payments on interest rate swaps). We continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities and futures. During the quarter, we benefited from positive carry on our interest rate swap hedges, driven by our interest rate swaps where our weighted average receive rate exceeded our weighted average pay rate, although this benefit moderated quarter over quarter.
Supplemental Investment Portfolio Information:
The following tables provide supplemental information to, and should be read in conjunction with, the notes to our financial statements. See Note 4—Investments in Securities, Note 5—Investments in Loans, Note 7—Forward MSR-related Investments, and Note 8—Investments in Unconsolidated Entities, of the Notes to Consolidated Financial Statements.
The table below details certain information regarding our investments in commercial mortgage loans as of June 30, 2026:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans(3)(4)	$1,034,881	$(6,233)	$1,028,648	$274	$(1,641)	$1,027,281	8.75%	8.86%	1.13
(1)Excludes commercial mortgage loans in non-accrual status, with a fair value of $85.5 million.
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
(4)As of June 30, 2026, all of our commercial mortgage loans were first-lien mortgages.
The table(1)(2) below summarizes our interests in commercial mortgage loans by payment status of the loan as of June 30, 2026:

	June 30, 2026
(In thousands)	Unpaid Principal Balance	Fair Value	% of Fair Value
Performing	$943,160	$941,776	92%
Non-performing	91,721	85,505	8%
Total	$1,034,881	$1,027,281	100%
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

As of June 30, 2026, we held three commercial REO properties with a fair value of $19.3 million. Additionally, as of June 30, 2026, unconsolidated variable interest entities in which we co-invest with other Ellington affiliates held two commercial REO properties; the fair value of our allocable portion of such REOs was approximately $52.1 million.
The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of June 30, 2026:

Property Type(1)	June 30, 2026
Multifamily	59.8%
Hotel	12.8%
Retail	8.2%
Commercial Mixed Use	6.6%
Office	4.0%
Industrial	3.7%
Healthcare	3.3%
Mobile Home Community	1.0%
Self Storage	0.6%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of June 30, 2026:

Property Location by U.S. State(1)	June 30, 2026
New York	26.3%
Florida	23.8%
Texas	8.1%
New Jersey	7.0%
All other states <5%	34.8%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in residential mortgage loans by loan type, and REO resulting from the foreclosure of residential mortgage loans, as of June 30, 2026:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
North America—United States:
Non-QM loans	$2,504,381	$2,400,458
Residential transition loans	917,363	913,585
HELOCs and closed-end second lien loans	39,564	41,670
Agency-eligible mortgage loans	140,162	141,924
Other residential mortgage loans(1)	36,832	36,895
Europe—United Kingdom:
Other residential mortgage loans	36,381	24,737
Total residential mortgage loans	$3,674,683	$3,559,269
Residential REO(2)		50,263
Total residential mortgage loans and residential REO(2)		$3,609,532
(1)Other residential mortgage loans include secondary market purchases of non-performing and re-performing mortgage loans.
(2)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.

The table(1) below provides additional details for residential mortgage loans that are 90 days or more past due as of June 30, 2026:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
Non-performing residential mortgage loans—non-performing at acquisition	$12,700	$13,918
Non-performing residential mortgage loans—performing at acquisition	199,062	182,348
Total non-performing residential mortgage loans	$211,762	$196,266
Total residential mortgage loans	$3,638,302	$3,534,533
Total residential mortgage loans, excluding loans non-performing at acquisition	$3,613,205	$3,508,751
Total delinquency (%)	5.8%	5.6%
Delinquency excluding loans non-performing at acquisition (%)	5.5%	5.2%
(1)Excludes the assets of the European Mortgage Loan Securitization (see Note 13, Securitization Transactions—Residential Mortgage Loan Securitizations—European Residential Mortgage Loans), which is a consolidated VIE holding non-performing residential mortgage loans with an unpaid principal balance and fair value of $19.8 million and $13.5 million, respectively. The net fair value of the interest held by us in this VIE was $63 thousand.
The table below details (in thousands) the underlying reference amounts and components of our Forward MSR-related investments as of June 30, 2026:

Fair Value of Underlying MSR	Financing	Advances Receivable	Cash and Other Net Assets	Fair Value of Forward MSR-related Investments
$157,048	$(93,500)	$3,703	$8,650	$75,901
The table below provides additional details on the MSRs underlying our Forward MSR-related investments as of June 30, 2026:

			Weighted Average
Holder of Mortgage Loan	Unpaid Principal Balance	Fair Value	Rate	Servicing Fee	Loan Age (Months)	Projected CPR	Market Yield	Multiple
	(In thousands)
Federal National Mortgage Association	$9,452,643	$144,842	3.09%	0.25%	67	4.97%	9.03%	6.12
Federal Home Loan Mortgage Corporation	771,091	12,206	3.71%	0.25%	62	5.04%	9.24%	6.33
Total	$10,223,734	$157,048	3.14%	0.25%	66	4.98%	9.05%	6.14
As discussed in Note 16 of the notes to our consolidated financial statements, we, through a wholly-owned trust subsidiary, purchase automobile loans under agreements with a consumer loan originator. We have beneficial interests in the loan cash flows, which are net of servicing-related fees and expenses including a deferred performance-based fee to the consumer loan originator, in which we have a non-controlling equity interest. The total fair value of these investments, which are included in Securities, at fair value on the Consolidated Balance Sheet, was $53.2 million as of June 30, 2026. The table below provides additional information about the automobile loans underlying these participation certificates, which comprise our investments in ABS backed by consumer loans, as of June 30, 2026:

					Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Fair Value	Life (Years)	Delinquency (Days)
Automobile loans underlying ABS backed by consumer loans(1)	$59,223	$(1,048)	$58,175	$52,763	1.66	10
(1)Excludes consumer loans with an aggregate unpaid principal balance and fair value of $102.3 million and $0.4 million, respectively, for which we have determined that it is probable the servicer will not be able to collect any more principal or interest.

The following table provides additional details about our investments in unconsolidated entities as of June 30, 2026:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	$55,965
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	24,166
		80,131
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans and REO	127,342
Equity investments in securitization-related risk retention vehicles	Consumer Loans	113
Equity investments in securitization-related risk retention vehicles	Residential Mortgage Loan	140,633
Other	Various	54,040
		322,128
		$402,259
The following table provides details about the composition of our Agency fixed-rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2026:

	June 30, 2026
	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon
	(In thousands)
Fixed-rate Agency Pass-Throughs:
15-year fixed-rate mortgages	$4,474	$4,347	105	3.50%
30-year fixed-rate mortgages	198,342	184,840	67	3.91%
Total fixed-rate Agency Pass-Throughs	$202,816	$189,187	68	3.90%
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
Additionally, Longbridge typically retains the MSRs associated with the proprietary reverse mortgage loans that it originates and has acquired MSRs on reverse mortgage loans in the secondary market (collectively, "Reverse MSRs"). We have securitized certain proprietary reverse mortgage loans originated by Longbridge and have retained certain related securitization tranches in compliance with credit risk retention rules.
The following table summarizes loan-related assets(1) in the Longbridge segment as of June 30, 2026 and March 31, 2026:

(In thousands)	June 30, 2026	March 31, 2026(2)
HMBS assets(3)(4)	$11,184,939	$10,893,878
Less: HMBS liabilities	(11,057,752)	(10,765,668)
HMBS MSR	127,187	128,210
Unsecuritized HECM loans(4)(5)	178,139	178,562
Proprietary reverse mortgage loans(6)	2,299,122	1,974,539
Reverse MSRs	30,040	30,192
Total	2,634,488	2,311,503
Less: Non-retained tranches of consolidated securitization trusts	1,985,145	1,616,404
Total, excluding non-retained tranches of consolidated securitization trusts	$649,343	$695,099
(1)This information does not include financial derivatives or loan commitments.
(2)Conformed to current period presentation.

(3)Includes HECM loans, REO, and claims or other receivables.
(4)Includes REO which is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
(5)As of June 30, 2026, includes $26.9 million of active HECM buyout loans, $21.3 million of inactive HECM buyout loans, $7.5 million of other inactive HECM loans, and $5.0 of REO. As of March 31, 2026, includes $21.7 million of active HECM Buyout Loans, $19.9 million of inactive HECM Buyout Loans, $6.6 million of other inactive HECM loans, and $5.7 million of REO.
(6)As of June 30, 2026, includes $2.0 billion of securitized proprietary reverse mortgage loans and related REO, $30.5 million of cash held in a securitization reserve fund, and $30.8 million of investment related receivables. As of March 31, 2026, includes $1.6 billion of securitized proprietary reverse mortgage loans and related REO, $26.2 million of cash held in a securitization reserve fund, and $13.9 million of investment related receivables.
Our Longbridge segment reported excellent results for the second quarter, with strong contributions from both originations and servicing. Originations benefited from net gains related to two proprietary reverse mortgage loan securitizations completed during the quarter, as well as from continued robust origination volumes and margins. Servicing benefited from strong tail securitization executions and steady base servicing net income. The Longbridge segment also generated net gains on enterprise interest rate hedges intended to mitigate the potential impact of higher interest rates on origination profits.
Longbridge originated $589.7 million of loans during the quarter, up 38% from the same period in 2025. We also completed two proprietary reverse mortgage loan securitizations in the Longbridge segment, and the loans securitized more than offset portfolio growth, resulting in a 7% sequential decline in the net Longbridge portfolio to $649.3 million as of June 30, 2026.
Supplemental Longbridge Information:
The following table summarizes origination volumes by product and channel for the three-month periods ended June 30, 2026:

	Three-Month Period Ended
($ In thousands)	June 30, 2026
Channel	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume
HECM loans
Wholesale and correspondent	1,399	$199,505	34%
Retail	583	73,992	12%
Total HECM loans	1,982	273,497	46%
Proprietary reverse mortgage loans(2)
Wholesale and correspondent	439	228,308	39%
Retail	234	87,849	15%
Total proprietary reverse mortgage loans	673	$316,157	54%
Total	2,655	$589,654	100%
(1)Represents initial borrowed amounts on reverse mortgage loans.
(2)Includes HELOCs.
In accordance with U.S. GAAP, HECM loans remain on our balance sheet after securitization. The carrying value of the HMBS assets, net of the HMBS liabilities, approximates the value of the HMBS MSR. The following table presents a rollforward of the HMBS MSR for the three-month periods ended June 30, 2026 and March 31, 2026:

	Three-Month Period Ended
(In thousands)	June 30, 2026	March 31, 2026
Beginning balance	$128,210	$118,320
Originations	10,930	8,561
Change in fair value due to:
Runoff	(9,702)	(9,048)
Change in valuation inputs and assumptions	(2,251)	10,377
Ending balance	$127,187	$128,210

The following table presents the net profit (loss) related to the HMBS MSR, as discussed above, for the three-month periods ended June 30, 2026 and March 31, 2026:

	Three-Month Period Ended
(In thousands)	June 30, 2026	March 31, 2026
Net servicing revenue	$14,956	$13,866
Change in fair value due to:
Runoff	(9,702)	(9,048)
Change in valuation inputs and assumptions	(2,251)	10,377
Gains (losses) on associated hedges	2,812	3,684
Net profit (loss)	$5,815	$18,879
The following table presents a rollforward of our purchased MSRs and MSRs retained on proprietary reverse mortgage loans, which are reported on our Condensed Consolidated Balance Sheet as Mortgage servicing rights, at fair value, for the three-month periods ended June 30, 2026 and March 31, 2026:

	Three-Month Period Ended
(In thousands)	June 30, 2026	March 31, 2026
Beginning balance	$30,192	$28,913
Change in fair value due to:
Runoff	(153)	(159)
Change in valuation inputs and assumptions	1	1,438
Ending balance	$30,040	$30,192
The following table presents the net profit (loss) on our MSRs, as discussed above, for the three-month periods ended June 30, 2026 and March 31, 2026:

	Three-Month Period Ended
(In thousands)	June 30, 2026	March 31, 2026
Net servicing revenue	$1,804	$1,708
Change in fair value due to:
Runoff	(153)	(159)
Change in valuation inputs and assumptions	1	1,438
Gains (losses) on associated hedges	498	351
Net profit (loss)	$2,150	$3,338
Corporate/Other
The net loss in Corporate/Other increased quarter over quarter, as a substantial unrealized loss on our unsecured debt more than offset a significantly lower incentive fee accrual. The primary driver of the unrealized loss on our unsecured debt was credit spread tightening, which reversed much of the credit spread widening experienced in the first quarter, and which was partially offset by the impact of higher interest rates. Higher interest rates also led to losses on the fixed receiver interest rate swaps used to hedge the fixed payments on our unsecured notes and preferred equity.
Financing—Overall
We have various financing arrangements in place as of June 30, 2026, including both secured and unsecured borrowings. We use repos, secured lines of credit, and various other secured borrowings to finance our portfolios, each of which we account for as collateralized borrowings. We have also obtained, through the securitization markets, term financing for residential mortgage loans, proprietary reverse mortgage loans, and consumer loans. Additionally, as an issuer of HMBS, we account for HMBS-related obligations as secured borrowings. Finally, as of June 30, 2026, we had $662.8 million of outstanding Unsecured borrowings including: (i) senior notes of $400.0 million, maturing in September 2030 and bearing an interest rate of 7.375%, (ii) senior notes of $210.0 million, maturing in April 2027 and bearing an interest rate of 5.875%, and (iii) senior notes of $37.8 million, bearing an interest rate of 6.00% which were subsequently redeemed in August 2026 (collectively, the "Senior

Notes"); as well as $15.0 million of unregistered junior subordinated unsecured debt securities (the "Trust Preferred Debt"). The indentures governing the outstanding Senior Notes contain a number of covenants, including several financial covenants. See Note 14 of the Notes to the Consolidated Financial Statements for additional details on our Unsecured borrowings.
As of June 30, 2026, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet) were $6.8 billion, and we had $11.1 billion of HMBS-related obligations.
The following table details our borrowings outstanding and debt-to-equity ratios as of June 30, 2026 and March 31, 2026:

	As of
($ in thousands)	June 30, 2026	March 31, 2026
Recourse borrowings:
Repurchase agreements	$3,064,277	$2,894,972
Other secured borrowings	256,988	264,444
Unsecured borrowings, at par	662,750	662,750
Total recourse borrowings	$3,984,015	$3,822,166
Debt-to-equity ratio based on total recourse borrowings	2.0:1	2.0:1
Debt-to-equity ratio based on total recourse borrowings excluding borrowings collateralized by U.S. Treasury securities	1.9:1	1.9:1
Debt-to-equity ratio based on total recourse borrowings excluding borrowings collateralized by U.S. Treasury securities, adjusted for unsettled purchases and sales(1)	1.9:1	1.9:1
Non-Recourse(2) Borrowings:
Other Secured Borrowings, at fair value(3)	3,451,333	3,125,332
HMBS-related obligations, at fair value	11,057,752	10,765,668
Total non-recourse borrowings	14,509,085	13,891,000
Total Recourse and Non-Recourse Borrowings	$18,493,100	$17,713,166
Debt-to-equity ratio based on total recourse and non-recourse borrowings	9.2:1	9.0:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding borrowings collateralized by U.S. Treasury securities	9.2:1	9.0:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding borrowings collateralized by U.S. Treasury securities, adjusted for unsettled purchases and sales(1)	9.2:1	9.0:1
(1)For unsettled purchases and sales, assumes associated borrowings are subject to haircuts of 4.9% and 5.8% as of June 30, 2026 and March 31, 2026, respectively.
(2)All of our non-recourse borrowings are secured by collateral. In the event of default under a non-recourse borrowing, the lender has a claim against the collateral but not any of the Operating Partnership's other assets. In the event of default under a recourse borrowing, the lender's claim is not limited to the collateral (if any).
(3)Relates to our residential mortgage and reverse mortgage loan securitizations, where we have elected the fair value option on the related debt. See Note 2 and Note 13 of our Condensed Consolidated Financial Statements.
Our recourse debt-to-equity ratio, excluding borrowings collateralized by U.S. Treasury securities and adjusted for unsettled purchases and sales, was 1.9:1 as of both June 30, 2026 and March 31, 2026, as higher repo borrowings were largely offset by growth in total equity.
Our overall debt-to-equity ratio, based on total recourse and non-recourse borrowings excluding borrowings collateralized by U.S. Treasury securities, adjusted for unsettled purchases and sales, increased modestly to 9.2:1 as of June 30, 2026 from 9.0:1 March 31, 2026, primarily reflecting higher non-recourse borrowings associated with recent securitization activity.
Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
Our secured financing costs include interest expense related to our repo borrowings and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet but exclude HMBS-related obligations). For the three-month period ended June 30, 2026, the average cost of funds on our secured financings decreased slightly to 4.92%, as compared to 4.93% for the three-month period ended March 31, 2026. Our unsecured financing costs consist of interest expense related to our Unsecured borrowings; for the three-month periods ended June 30, 2026 and March 31, 2026, the average borrowing rate on our unsecured financings was 6.79% and

6.97%, respectively. Our average cost of funds, including both secured and unsecured financings, decreased to 5.09% from 5.13% over the same period.
Critical Accounting Estimates
Our consolidated financial statements include the accounts of Ellington Financial Inc., its Operating Partnership, its subsidiaries, and variable interest entities ("VIEs"), for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.
The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain. Actual results could differ from those estimates and such differences could have a material impact on our financial condition and/or results of operations. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of our Manager and Ellington and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to our consolidated financial statements for a complete discussion of our significant accounting policies. We have identified our most critical accounting estimates to be the following:
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
VIEs: We evaluate each of our investments and other contractual arrangements to determine whether our interest constitutes a variable interest in a VIE, and if so whether we are the primary beneficiary of such VIE. In making these determinations we use both qualitative and quantitative analyses involving a significant amount of judgment, taking into consideration factors such as which interests in the VIE create or absorb variability, the contractual terms related to such interests, other transactions or agreements with the entity, key decision makers and their impact on the VIE's economic performance, and related party relationships.
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
Income Taxes: We have elected to be taxed as a REIT for U.S. federal income tax purposes, and generally are not subject to corporate-level federal and state income tax on net income we distribute to our stockholders within the prescribed timeframes. We have elected to treat certain domestic and foreign subsidiaries as TRSs. Our financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Establishing a provision for income tax expense requires judgment and interpretation of the application of various federal, state, local, and foreign jurisdictions' tax laws. We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. See Note 2 and Note 15 to our consolidated financial statements for additional details on income taxes.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for a description of relevant recent accounting pronouncements, if any.

Financial Condition
The following table summarizes the fair value of our consolidated portfolio of investments(1) as of June 30, 2026 and December 31, 2025.

(In thousands)	June 30, 2026	December 31, 2025(2)
Long:
Dollar denominated:
Agency-eligible residential mortgage loans and retained RMBS(6)(8)	$183,466	$243,615
Agency Pass-Throughs	189,747	203,633
CLOs	89,251	111,808
CMBS	22,713	26,550
Commercial mortgage loans(3)(5)	836,662	765,059
Consumer loans and ABS backed by consumer loans(6)	149,924	143,648
Corporate debt and equity and corporate loans	42,158	29,147
Debt and equity investments in loan origination entities(7)	97,313	95,688
Forward MSR-related investments	75,901	77,852
Government debt	137,523	32,992
HELOC and CES Loans and retained RMBS(6)(8)	301,369	364,838
Non-QM loans and retained non-QM RMBS(3)(6)(8)	2,686,668	2,624,068
Other RMBS and interest-only strips	118,041	109,974
Residential transition loans and other residential mortgage loans(3)(4)	996,413	839,456
Reverse mortgage loans(3)	13,598,938	12,344,835
Reverse MSRs	30,040	28,913
Other investments(9)(10)	74,118	70,466
Non-Dollar denominated:
CLO	11,803	13,232
RMBS(10)	27,631	16,953
Other residential mortgage loans	24,737	27,536
Total long	$19,694,416	$18,170,263
Short:
Dollar denominated:
Government debt	(252,118)	(269,978)
Non-Dollar denominated
Government debt	—	(2,724)
Total short	$(252,118)	$(272,702)
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
(9)Includes equity investment in Ellington affiliate.
(10)Includes loans to entities which purchase residential mortgage loans for eventual securitization.

The following table summarizes our financial derivatives portfolio(1)(2) as of June 30, 2026.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$177	$(9,198)	$(9,021)	$1,125
Total Net Mortgage-Related Derivatives				1,125
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	136,745	(996,097)	(859,352)	(16,465)
Total Return Swaps	8,024	—	8,024	63
Options	6,645	(4,350)	2,295	874
Warrants(3)	114	—	114	3
Total Net Corporate-Related Derivatives				(15,525)
Interest Rate-Related Derivatives:
TBAs	145,549	(348,203)	(202,654)	(1,767)
Interest Rate Swaps	5,861,011	(8,733,457)	(2,872,446)	110,663
U.S. Treasury Futures(4)	—	(250,500)	(250,500)	(680)
Total Interest Rate-Related Derivatives				108,216
Other Derivatives:
Foreign Currency Forwards(5)	—	(38,398)	(38,398)	280
Total Net Other Derivatives				280
Net Total				$94,096
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 10 of the notes to the consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of June 30, 2026, derivative assets and derivative liabilities were $174.9 million and $(80.8) million, respectively, for a net fair value of $94.1 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of June 30, 2026, a total 2,505 short U.S. Treasury futures contracts were held.
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
As of June 30, 2026, our Consolidated Balance Sheet reflected total assets of $21.0 billion and total liabilities of $19.0 billion. As of December 31, 2025, our Consolidated Balance Sheet reflected total assets of $19.4 billion and total liabilities of $17.5 billion. Our investments in securities, loans, MSRs, Forward MSR-related investments, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $19.9 billion and $18.3 billion as of June 30, 2026 and December 31, 2025, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $332.9 million and $325.8 million as of June 30, 2026 and December 31, 2025, respectively. As of both June 30, 2026 and December 31, 2025, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. We primarily use interest rate swaps; short positions in TBAs, U.S. Treasury securities and sovereign bonds; and currency forwards to hedge the risk of rising interest rates and foreign currency risk.
The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As measured on a notional basis, we had a net short TBA position of $(202.7) million and $(238.9) million, as of June 30, 2026 and December 31, 2025, respectively. As measured in 10-year equivalents, we had a net short TBA position of $(114.6) million and $(98.5) million as of June 30, 2026 and December 31, 2025, respectively. Ten-year equivalents represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.
For a more detailed discussion of our investment portfolio, see "—Trends and Recent Market Developments—Portfolio Overview and Outlook" above.
We use mortgage-related credit derivatives primarily to hedge credit risk in certain credit strategies, although we have also taken net long positions in certain CDS on RMBS and CMBS indices. Our CDS on individual RMBS represent "single-name" positions whereby we have synthetically purchased credit protection on specific non-Agency RMBS bonds. As there is no longer an active market for CDS on individual RMBS or CDS on RMBS indices, our portfolios in these sectors continue to run off. We also use CDS on corporate bond indices, options thereon, and various other instruments as a means to hedge credit risk. As market conditions change, especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of June 30, 2026 indebtedness outstanding on our repos was approximately $3.1 billion. As of June 30, 2026, our assets financed with repos consisted of $116.2 million of Agency Pass-Throughs, $137.5 million of U.S. Treasury securities, and $3.5 billion of other securities, loans, and REO. As of June 30, 2026, outstanding indebtedness under repos was $110.0 million for Agency Pass-Throughs, $139.6 million for U.S. Treasury securities, and $2.8 billion for all other securities, loans and REO. As of December 31, 2025 indebtedness outstanding on our repos was approximately $2.7 billion. As of December 31, 2025, our assets financed with repos consisted of $203.1 million of Agency Pass-Throughs, $33.0 million of U.S. Treasury securities, and $3.0 billion of other securities, loans, and REO. As of December 31, 2025, outstanding indebtedness under repos was $193.1 million for Agency Pass-Throughs, $33.3 million for U.S. Treasury securities, and $2.4 billion for all other securities, loans and REO.
In addition to our repos, as of June 30, 2026 we had Total other secured borrowings of $3.7 billion, collateralized primarily by $4.0 billion of residential mortgage loans, ABS backed by consumer loans, reverse mortgage loans, and reserve cash. This compares to Total other secured borrowings of $3.2 billion as of December 31, 2025, collateralized primarily by $3.5 billion of residential mortgage loans, ABS backed by consumer loans, reverse mortgage loans, and reserve cash. Additionally, as of June 30, 2026, we had HMBS-related obligations of $11.1 billion collateralized by $11.2 billion of HMBS assets, and as of December 31, 2025, we had HMBS-related obligations of $10.4 billion collateralized by $10.5 billion of HMBS assets, which include HECM loans as well as REO and claims and other receivables. In addition to our secured borrowings, as of both June 30, 2026 and December 31, 2025, we had Unsecured borrowings outstanding of $662.8 million.
As of June 30, 2026 and December 31, 2025, our debt-to-equity ratio was 9.2:1 and 9.1:1, respectively. Our recourse debt-to-equity ratio was 2.0:1 as of June 30, 2026 as compared to 1.9:1 as of December 31, 2025. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of June 30, 2026, our equity increased by $128.3 million to $1.999 billion from $1.871 billion as of December 31, 2025. The increase principally consisted of net proceeds from the issuance of common stock of $192.0 million, after commissions and offering costs; net income of $165.5 million; and contributions from non-controlling interests of $13.0 million. These increases were partially offset by the redemption of preferred stock of $115.0 million, common and preferred dividends of $109.1 million, and distributions to non-controlling interests of $22.7 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $1.966 billion as of June 30, 2026. As of June 30, 2026, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $13.61.

Results of Operations
Results of Operations for the Three-Month Periods Ended June 30, 2026 and 2025
The following tables summarize our results of operations by segment (as applicable) for the three-month periods ended June 30, 2026 and 2025:

	Three-Month Period Ended June 30, 2026
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$120,664	$48,642	$1,531	$170,837
Interest expense	(54,876)	(32,449)	(11,226)	(98,551)
Net interest income	65,788	16,193	(9,695)	72,286
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	(11,895)	14,739	—	2,844
Realized and unrealized gains (losses) on financial derivatives, net	10,954	3,104	(4,600)	9,458
Realized and unrealized gains (losses) on real estate owned, net	(5,185)	(333)	—	(5,518)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(423)	10,639	—	10,216
Realized and unrealized gains (losses) on unsecured borrowings, at fair value	—	—	(16,318)	(16,318)
Net change from HECM reverse mortgage loans, at fair value	—	152,018	—	152,018
Net change related to HMBS obligations, at fair value	—	(121,141)	—	(121,141)
Other, net	13,010	6,279	—	19,289
Total other income (loss)	6,461	65,305	(20,918)	50,848
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	7,356	7,356
Incentive fee to affiliate	—	—	919	919
Investment and transaction related expenses	6,964	19,637	—	26,601
Other operating expenses	3,353	31,613	6,180	41,146
Total expenses	10,317	51,250	14,455	76,022
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	61,932	30,248	(45,068)	47,112
Income tax expense (benefit)	—	—	52	52
Earnings (losses) from investments in unconsolidated entities	10,975	—	—	10,975
Net Income (Loss)	72,907	30,248	(45,120)	58,035
Net income (loss) attributable to non-controlling interests	(1,279)	—	706	(573)
Dividends on preferred stock	—	—	4,205	4,205
Issuance costs of redeemed preferred stock	—	—	—	—
Net Income (Loss) Attributable to Common Stockholders	$74,186	$30,248	$(50,031)	$54,403
Net Income (Loss) Per Common Share	$0.59	$0.24	$(0.40)	$0.43
(1)See Note 16 of the notes to the consolidated financial statements for further details on management fee rebates.

	Three-Month Period Ended June 30, 2025
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total
Interest Income (Expense)
Interest income	$89,669	$24,134	$1,668	$115,471
Interest expense	(48,819)	(19,338)	(3,971)	(72,128)
Net interest income	40,850	4,796	(2,303)	43,343
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	47,277	19,444	—	66,721
Realized and unrealized gains (losses) on financial derivatives, net	(23,389)	(2,611)	(127)	(26,127)
Realized and unrealized gains (losses) on real estate owned, net	(3,170)	418	—	(2,752)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(17,074)	(8,770)	—	(25,844)
Realized and unrealized gains (losses) on unsecured borrowings, at fair value	—	—	(1,699)	(1,699)
Net change from HECM reverse mortgage loans, at fair value	—	168,817	—	168,817
Net change related to HMBS obligations, at fair value	—	(142,212)	—	(142,212)
Other, net	3,373	8,922	—	12,295
Total other income (loss)	7,017	44,008	(1,826)	49,199
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	6,270	6,270
Investment and transaction related expenses	5,468	13,179	—	18,647
Other operating expenses	2,038	24,944	5,167	32,149
Total expenses	7,506	38,123	11,437	57,066
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	40,361	10,681	(15,566)	35,476
Income tax expense (benefit)	—	—	1,475	1,475
Earnings (losses) from investments in unconsolidated entities	17,072	—	—	17,072
Net Income (Loss)	57,433	10,681	(17,041)	51,073
Net income (loss) attributable to non-controlling interests	602	—	512	1,114
Dividends on preferred stock	—	—	7,036	7,036
Net Income (Loss) Attributable to Common Stockholders	$56,831	$10,681	$(24,589)	$42,923
Net Income (Loss) Per Common Share	$0.59	$0.11	$(0.25)	$0.45
(1)See Note 16 of the notes to the consolidated financial statements for further details on management fee rebates.
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended June 30, 2026 we had net income (loss) attributable to common stockholders of $54.4 million, compared to $42.9 million for the three-month period ended June 30, 2025.
Interest Income
Interest income was $170.8 million for the three-month period ended June 30, 2026, as compared to $115.5 million for the three-month period ended June 30, 2025. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the three-month period ended June 30, 2026 increased to $120.7 million, as compared to $89.7 million for the three-month period ended June 30, 2025. This quarter-over-quarter increase was primarily driven by a larger average portfolio and higher average asset yields for the three-month period ended June 30, 2026.

The following table(1) details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended June 30, 2026 and 2025:

	Three-Month Period Ended
($ In thousands)	June 30, 2026	June 30, 2025
Interest Income	$114,587	$86,900
Average Holdings	$5,991,667	$4,783,653
Yield	7.65%	7.27%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the three-month period ended June 30, 2026, interest income from our investment portfolio was $114.6 million, as compared to $86.9 million for the three-month period ended June 30, 2025. This period-over-period increase was primarily driven by a larger average investment portfolio and by higher average asset yields for the three-month period ended June 30, 2026.
In addition, we had $2.3 million and $2.5 million of interest income related to long U.S. Treasury securities and reverse repo on short U.S. Treasury securities for the three-month periods ended June 30, 2026 and 2025, respectively, which we generally use to hedge our exposure to changes in interest rates.
Longbridge
For the three-month periods ended June 30, 2026 and 2025, interest income from the Longbridge segment was $48.6 million and $24.1 million, respectively. The increase was primarily related to a larger portfolio of proprietary reverse mortgage loans period over period.
Corporate/Other
For the three-month periods ended June 30, 2026 and 2025, interest income not allocable to either the investment portfolio segment or the Longbridge segment was $1.5 million and $1.7 million, respectively, primarily related to interest income earned on cash balances and cash collateral held by counterparties.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our unsecured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the three-month periods ended June 30, 2026 and 2025, we had total interest expense of $98.6 million and $72.1 million, respectively.
Investment Portfolio
Total interest expense in our investment portfolio segment increased to $54.9 million for the three-month period ended June 30, 2026, as compared to $48.8 million for the three-month period ended June 30, 2025. The increase in interest expense was primarily the result of an increase in average borrowings on our larger portfolio, partially offset by a decline in financing rates.
The table below summarizes the components of interest expense in our Investment Portfolio for the three-month periods ended June 30, 2026 and 2025.

	Three-Month Period Ended
(In thousands)	June 30, 2026	June 30, 2025
Repos and Total Other Secured Borrowings	$53,765	$48,442
Securities Sold Short (1)	1,078	355
Other	34	22
Total	$54,876	$48,819
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.

The following table summarizes our aggregate secured borrowings in our Investment Portfolio, including repos and Total other secured borrowings, for the three-month periods ended June 30, 2026 and 2025.

	Three-Month Period Ended
	June 30, 2026			June 30, 2025
	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Total	$4,538,382	$53,765	4.75%	$3,829,126	$48,442	5.07%
U.S. Treasury Securities	120,459	1,114	3.71%	141,883	1,583	4.47%
Total excluding U.S. Treasury Securities	4,417,923	52,651	4.78%	3,687,243	46,859	5.10%
Agency Pass-Throughs	153,417	1,444	3.78%	188,086	2,126	4.53%
Total excluding U.S. Treasury Securities and Agency Pass-Throughs	4,264,506	51,207	4.82%	3,499,157	44,733	5.13%
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 4.29% and 4.22% for the three-month periods ended June 30, 2026 and 2025, respectively.
The table below details the net interest margin(1), defined as the average yield on our portfolio of yield-bearing assets less the average cost of funds on our secured borrowings (including actual and accrued periodic payments on interest rate swaps as described above), on our investment portfolio for the three-month periods ended June 30, 2026 and 2025:

	Three-Month Period Ended
	June 30, 2026	June 30, 2025
Total Investment Portfolio	3.36%	3.05%
Agency Pass-Throughs(2)	2.22%	2.01%
Total Investment Portfolio, excluding Agency Pass-Throughs	3.40%	3.12%
(1)Does not include costs associated with any unsecured debt or costs associated with other instruments that we use to hedge interest rate risk, such as U.S. Treasury securities, TBAs, and futures.
(2)Excluding the Catch-up Amortization Adjustment for the three-month periods ended June 30, 2026 and 2025, net interest margin on our Agency Pass-throughs was 1.78% and 2.11%, respectively.
Longbridge
Interest expense in the Longbridge segment primarily relates to Other secured borrowings and repurchase agreements. For the three-month periods ended June 30, 2026 and 2025, interest expense in the Longbridge segment was $32.4 million and $19.3 million, respectively. The increase in interest expense in the current period was primarily due to a significant increase in average borrowings on proprietary reverse mortgage loans partially offset by a decrease in financing rates for the three-month period ended June 30, 2026, as well as a decrease in interest expense on securities sold short.
The table below summarizes the components of interest expense in the Longbridge segment for the three-month periods ended June 30, 2026 and 2025.

	Three-Month Period Ended
(In thousands)	June 30, 2026	June 30, 2025
Repos and Total Other Secured Borrowings	$30,659	$16,558
Securities Sold Short (1)	1,790	2,780
Total	$32,449	$19,338
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
For the three-month period ended June 30, 2026, average borrowings in the Longbridge segment were $2.3 billion and average cost of funds was 5.26%. This compares to average borrowings of $1.2 billion and an average cost of funds of 5.65% for the three-month period ended June 30, 2025.

Corporate/Other
Certain items of interest expense are not allocable to either the investment portfolio segment or the Longbridge segment, such as interest expense on Unsecured borrowings and certain cash collateral held by us. Total interest expense not allocable to either the investment portfolio segment or the Longbridge segment was $11.2 million and $4.0 million for the three-month periods ended June 30, 2026 and 2025, respectively. The rise in interest expense during the current period was due to an increase in the amount of unsecured notes outstanding in the current period.
The table below summarizes the components of interest expense not included in either segment for the three-month periods ended June 30, 2026 and 2025.

	Three-Month Periods Ended
(In thousands)	June 30, 2026	June 30, 2025
Unsecured borrowings	$11,226	$3,966
Other	—	5
Total	$11,226	$3,971
Base Management Fees
Corporate/Other
For the three-month period ended June 30, 2026, the net base management fee, which is based on total equity at the end of each quarter less any applicable rebates our Manager credited us, was $7.4 million as compared to $6.3 million for the three-month period ended June 30, 2025. The increase in the net base management fee period over period was due to a larger capital base at the end of the second quarter of 2026, as compared to the end of the second quarter of 2025. See Note 16 of the notes to our consolidated financial statements for further detail on management fee rebates.
Incentive Fees
Corporate/Other
Each quarter, in addition to the base management fee, our Manager is also entitled to an incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. For the three-month period ended June 30, 2026, we incurred an incentive fee of $0.9 million; no incentive fee was incurred for the three-month period ended June 30, 2025. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Investment and Transaction Related Expenses
Investment and transaction related expenses consist of servicing fees on our mortgage and consumer loans, origination expenses, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended June 30, 2026 and 2025, investment and transaction related expenses were $26.6 million and $18.6 million, respectively.
Investment Portfolio
For the three-month periods ended June 30, 2026 and 2025, Investment and transaction related expenses in our investment portfolio segment were $7.0 million and $5.5 million, respectively. The increase in investment and transaction related expenses was primarily due to an increase in investment-related expenses related to our residential and commercial mortgage loan and REO portfolios, as well as an increase in servicing expense on our larger average commercial mortgage loan portfolio during the period.
Longbridge
Investment and transaction related expenses in the Longbridge segment primarily consist of servicing expense related to reverse mortgage loans and various loan origination expenses. For the three-month periods ended June 30, 2026 and 2025, Investment and transaction related expenses were $19.6 million and $13.2 million, respectively; such increase was primarily due to an increase in various loan origination expenses and servicing expenses resulting from our larger origination volumes and larger holdings of reverse mortgage loans, and an increase in debt issuance costs related to other secured borrowings, at fair value.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and investment and transaction related expenses. Other operating expenses were $41.1 million for the three-month period ended June 30, 2026 as compared to $32.1 million for the three-month period ended June 30, 2025.
Investment Portfolio
Other operating expenses in our investment portfolio segment were $3.4 million and $2.0 million for the three-month periods ended June 30, 2026 and 2025, respectively. The increase in other operating expenses for the three-month period ended June 30, 2026 was due to an increase in compensation and benefits expense.
Longbridge
For the three-month periods ended June 30, 2026 and 2025, other operating expenses in the Longbridge segment were $31.6 million and $24.9 million, respectively. These expenses primarily consist of compensation and benefits expense, and to a lesser extent of professional fees and various overhead costs including expenses related to technology and marketing. The quarter-over-quarter increase was primarily due to an increase in compensation and benefits expenses and other expenses, partially offset by a decline in professional fees.
Corporate/Other
For the three-month periods ended June 30, 2026 and 2025, other operating expenses not allocable to either the investment portfolio segment or the Longbridge segment were $6.2 million and $5.2 million, respectively. The quarter-over-quarter increase was due to increases in compensation and benefits expenses, professional fees, and other expenses.
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
Investment Portfolio
For the three-month period ended June 30, 2026, other income (loss) was $6.5 million, consisting primarily of net realized and unrealized gains of $11.0 million on our financial derivatives and $13.0 million of Other, net. These gains were partially offset by net realized and unrealized losses of $(11.9) million on our securities and loans, $(5.2) million on real estate owned, and net unrealized losses of $(0.4) million on our Other secured borrowings, at fair value. Net realized and unrealized gains of $11.0 million on our financial derivatives were primarily related to net realized and unrealized gains, driven by higher interest rates, on our interest rate swaps, and to a lesser extent, on our U.S. Treasury futures. Net realized and unrealized losses of $(11.9) million on our securities and loans were primarily on non-QM loans, closed-end second lien loans, commercial mortgage bridge loans, CMBS, and certain other investments. These losses were partially offset by net realized and unrealized gains on non-QM retained tranches, residential transition loans, non-Agency RMBS, CLOs, and corporate debt and equity. Other, net of $13.0 million consisted primarily of net unrealized gains on loan purchase commitments and forward MSR-related investments, realized gains on foreign currency transactions, unrealized losses on foreign currency remeasurement, various origination and loan income, and rental income. We also recognized net unrealized losses of $(0.4) million on our Other secured borrowings, at fair value for the three-month period ended June 30, 2026, related to debt tranches of our consolidated mortgage loan securitizations. Change in net unrealized gain (loss) on the loans underlying these consolidated mortgage loan securitizations for the three-month period ended June 30, 2026, was $(1.8) million, which is included in Unrealized gains (losses) on securities and loans, net.
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
Longbridge
For the three-month period ended June 30, 2026, other income (loss) from the Longbridge segment was $65.3 million, consisting primarily of net gains from Net change from HECM reverse mortgage loans, at fair value of $152.0 million, $14.7 million on securities and loans, $3.1 million on financial derivatives, $10.6 million on Other secured borrowings, at fair value, and $6.3 million of Other, net, which were partially offset by Net change related to HMBS obligations, at fair value of $(121.1) million. Net change from HECM reverse mortgage loans at fair value of $152.0 million primarily consisted of $153.0 million of coupon income on HECM loans, net realized and unrealized gains of $10.9 million on HECM loans primarily driven by profitable new originations and tail fundings which is partially offset by the impact of higher interest rates, and net losses of $(12.0) million on the HMBS MSR driven by runoff and valuation change. Net change related to HMBS obligations, at fair value of $(121.1) million primarily consisted of $(141.7) million of interest expense on the HMBS obligations, which partially offset the interest income on HECM loans, and net unrealized gains of $20.6 million on the HMBS obligations primarily driven by the impact of higher interest rates. Net gains of $14.7 million on securities and loans were primarily driven by unrealized gains on proprietary reverse mortgage loans, including gains related to securitizations of proprietary reverse mortgage loans, as well as gains on short positions in U.S. Treasury securities. Other, net of $6.3 million, is primarily related to $4.4 million of origination fees and $2.0 million of servicing fees.
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
Corporate/Other
For the three-month period ended June 30, 2026, other income (loss) was $(20.9) million, consisting primarily of an unrealized loss on Unsecured borrowings, at fair value. The primary driver of the unrealized loss on our unsecured debt was credit spread tightening, which reversed much of the credit spread widening experienced in the first quarter, and which was partially offset by the impact of higher interest rates. Higher interest rates also led to losses on the fixed receiver interest rate swaps used to hedge the fixed payments on our unsecured notes and preferred equity. For the three-month period ended June 30, 2025, other income (loss) was $(1.8) million, consisting primarily of net gains on our Unsecured borrowings, at fair value and on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $0.1 million for the three-month period ended June 30, 2026, as compared to $1.5 million for the three-month period ended June 30, 2025.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $11.0 million for the three-month period ended June 30, 2026, as compared to $17.1 million for the three-month period ended June 30, 2025.
For the three-month period ended June 30, 2026, Earnings (losses) from investments in unconsolidated entities of $11.0 million primarily consisted of net realized and unrealized gains on investments in loan originators, investments in unconsolidated entities related to residential mortgage loan securitizations, and investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates.
For the three-month period ended June 30, 2025, Earnings (losses) from investments in unconsolidated entities of $17.1 million primarily consisted of net realized and unrealized gains on investments in loan originators.
Results of Operations for the Six-Month Periods Ended June 30, 2026 and 2025
The following tables summarize our results of operations by segment (as applicable) for the six-month periods ended June 30, 2026 and 2025:

	Six-Month Period Ended June 30, 2026
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$227,845	$89,622	$2,873	$320,340
Interest expense	(102,956)	(61,228)	(22,616)	(186,800)
Net interest income	124,889	28,394	(19,743)	133,540
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	(28,937)	26,884	—	(2,053)
Realized and unrealized gains (losses) on financial derivatives, net	37,521	8,448	(10,297)	35,672
Realized and unrealized gains (losses) on real estate owned, net	(7,210)	(198)	—	(7,408)
Unrealized gains (losses) on other secured borrowings, at fair value, net	4,320	12,889	—	17,209
Realized and unrealized gains (losses) on unsecured borrowings, at fair value	—	—	4,870	4,870
Net change from HECM reverse mortgage loans, at fair value	—	387,053	—	387,053
Net change related to HMBS obligations, at fair value	—	(315,248)	—	(315,248)
Litigation settlement income	—	17,000	—	17,000
Other, net	8,251	15,516	—	23,767
Total other income (loss)	13,945	152,344	(5,427)	160,862
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	14,457	14,457
Incentive fee to affiliate	—	—	20,141	20,141
Investment and transaction related expenses	10,991	35,437	—	46,428
Other operating expenses	5,928	57,576	11,865	75,369
Total expenses	16,919	93,013	46,463	156,395
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	121,915	87,725	(71,633)	138,007
Income tax expense (benefit)	—	—	1,018	1,018
Earnings (losses) from investments in unconsolidated entities	28,539	—	—	28,539
Net Income (Loss)	150,454	87,725	(72,651)	165,528
Net income (loss) attributable to non-controlling interests	(104)	—	1,708	1,604
Dividends on preferred stock	—	—	10,088	10,088
Issuance costs of redeemed preferred stock	—	—	3,966	3,966
Net Income (Loss) Attributable to Common Stockholders	$150,558	$87,725	$(88,413)	$149,870
Net Income (Loss) Per Common Share	$1.22	$0.71	$(0.72)	$1.21
(1)See Note 16 of the notes to the consolidated financial statements for further details on management fee rebates.

	Six-Month Period Ended June 30, 2025
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total
Interest Income (Expense)
Interest income	$183,016	$44,987	$3,381	$231,384
Interest expense	(100,382)	(35,951)	(8,451)	(144,784)
Net interest income	82,634	9,036	(5,070)	86,600
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	73,877	30,148	—	104,025
Realized and unrealized gains (losses) on financial derivatives, net	(33,153)	(9,605)	1,156	(41,602)
Realized and unrealized gains (losses) on real estate owned, net	(7,415)	418	—	(6,997)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(36,178)	(21,030)	—	(57,208)
Realized and unrealized gains (losses) on unsecured borrowings, at fair value	—	—	(2,056)	(2,056)
Net change from HECM reverse mortgage loans, at fair value	—	345,807	—	345,807
Net change related to HMBS obligations, at fair value	—	(289,682)	—	(289,682)
Other, net	22,278	14,285	—	36,563
Total other income (loss)	19,409	70,341	(900)	88,850
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	12,362	12,362
Incentive fee to affiliate	—	—	4,533	4,533
Investment and transaction related expenses	8,285	23,990	—	32,275
Other operating expenses	4,297	45,700	9,883	59,880
Total expenses	12,582	69,690	26,778	109,050
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	89,461	9,687	(32,748)	66,400
Income tax expense (benefit)	—	—	1,379	1,379
Earnings (losses) from investments in unconsolidated entities	25,376	—	—	25,376
Net Income (Loss)	114,837	9,687	(34,127)	90,397
Net income (loss) attributable to non-controlling interests	918	—	836	1,754
Dividends on preferred stock	—	—	14,071	14,071
Net Income (Loss) Attributable to Common Stockholders	$113,919	$9,687	$(49,034)	$74,572
Net Income (Loss) Per Common Share	$1.22	$0.10	$(0.52)	$0.80
(1)See Note 16 of the notes to the consolidated financial statements for further details on management fee rebates.
Net Income (Loss) Attributable to Common Stockholders
For the six-month period ended June 30, 2026 we had net income (loss) attributable to common stockholders of $149.9 million, compared to $74.6 million for the six-month period ended June 30, 2025.
Interest Income
Interest income was $320.3 million for the six-month period ended June 30, 2026, as compared to $231.4 million for the six-month period ended June 30, 2025. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the six-month period ended June 30, 2026 increased to $227.8 million, as compared to $183.0 million for the six-month period ended June 30, 2025.

The following table(1) details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the six-month periods ended June 30, 2026 and 2025:

	Six-Month Period Ended
($ In thousands)	June 30, 2026	June 30, 2025
Interest Income	$218,173	$176,439
Average Holdings	$5,768,780	$4,837,825
Yield	7.56%	7.29%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
For the six-month period ended June 30, 2026, interest income from our investment portfolio was $218.2 million, as compared to $176.4 million for the six-month period ended June 30, 2025. This period-over-period increase was primarily driven by a larger average investment portfolio and by higher average asset yields for the six-month period ended June 30, 2026.
In addition, we had $4.3 million and $4.0 million of interest income related to long U.S. Treasury securities and reverse repo on short U.S. Treasury securities for the six-month periods ended June 30, 2026 and 2025, respectively, which we generally use to hedge our exposure to changes in interest rates.
Longbridge
For the six-month periods ended June 30, 2026 and 2025, interest income from the Longbridge segment was $89.6 million and $45.0 million, respectively. The increase was primarily related to a larger portfolio of proprietary reverse mortgage loans period over period for the six-month period ended June 30, 2026.
Corporate/Other
For the six-month periods ended June 30, 2026 and 2025, interest income not allocable to either the investment portfolio segment or the Longbridge segment was $2.9 million and $3.4 million, respectively, primarily related to interest income earned on cash balances and cash collateral held by counterparties.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our unsecured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the six-month periods ended June 30, 2026 and 2025, we had total interest expense of $186.8 million and $144.8 million, respectively.
Investment Portfolio
Total interest expense in our investment portfolio segment increased to $103.0 million for the six-month period ended June 30, 2026, as compared to $100.4 million for the six-month period ended June 30, 2025. The increase in interest expense was primarily the result of an increase in borrowings on our larger investment portfolio and an increase in interest expense on securities sold short, partially offset by a decline in financing rates.
The table below summarizes the components of interest expense in our Investment Portfolio for the six-month periods ended June 30, 2026 and 2025.

	Six-Month Period Ended
(In thousands)	June 30, 2026	June 30, 2025
Repos and Total Other Secured Borrowings	$100,426	$99,959
Securities Sold Short (1)	2,463	393
Other	67	30
Total	$102,956	$100,382
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.

The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the six-month periods ended June 30, 2026 and 2025.

	Six-Month Period Ended
	June 30, 2026			June 30, 2025
	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Total	$4,282,862	$100,426	4.73%	$3,928,778	$99,959	5.13%
U.S. Treasury Securities	98,079	1,821	3.74%	189,597	4,228	4.50%
Total excluding U.S. Treasury Securities	4,184,783	98,605	4.75%	3,739,181	95,731	5.16%
Agency Pass-Throughs	138,062	2,599	3.80%	199,469	4,503	4.55%
Total excluding U.S. Treasury Securities and Agency Pass-Throughs	4,046,721	96,006	4.78%	3,539,712	91,228	5.20%
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 4.20% and 4.30% for the six-month periods ended June 30, 2026 and 2025, respectively.
The table below details the net interest margin(1) on our investment portfolio for the six-month periods ended June 30, 2026 and 2025:

	Six-Month Period Ended
	June 30, 2026	June 30, 2025
Total Investment Portfolio	3.36%	2.99%
Agency Pass-Throughs(2)	1.87%	2.84%
Total Investment Portfolio, excluding Agency Pass-Throughs	3.43%	3.02%
(1)Does not include costs associated with any unsecured debt or costs associated with other instruments that we use to hedge interest rate risk, such as U.S. Treasury securities, TBAs, and futures.
(2)Excluding the Catch-up Amortization Adjustment for the three-month periods ended June 30, 2026 and 2025, net interest margin on our Agency RMBS was 1.64% and 2.21%, respectively.
Longbridge
Interest expense in the Longbridge segment primarily relates to Other secured borrowings and repurchase agreements. For the six-month periods ended June 30, 2026 and 2025, interest expense in the Longbridge segment was $61.2 million and $36.0 million, respectively. The increase in interest expense in the current period was primarily due to a significant increase in average borrowings on proprietary reverse mortgage loans, partially offset by a decrease in financing rates for the six-month period ended June 30, 2026, as well as a decrease in interest expense on securities sold short.
The table below summarizes the components of interest expense in the Longbridge segment for the six-month periods ended June 30, 2026 and 2025.

	Six-Month Period Ended
(In thousands)	June 30, 2026	June 30, 2025
Repos and Total Other Secured Borrowings	$57,816	$30,432
Securities Sold Short (1)	3,412	5,519
Total	$61,228	$35,951
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
For the six-month period ended June 30, 2026, average borrowings in the Longbridge segment were $2.2 billion and the average cost of funds was 5.32%. This compares to average borrowings of $1.1 billion and an average cost of funds of 5.68% for the six-month period ended June 30, 2025.
Corporate/Other
Certain items of interest expense are not allocable to either the investment portfolio segment or the Longbridge segment,

such as interest expense on Unsecured borrowings and certain cash collateral held by us. Total interest expense not allocable to either the investment portfolio segment or the Longbridge segment was $22.6 million and $8.5 million for the six-month periods ended June 30, 2026 and 2025, respectively. The rise in interest expense during the current period was due to an increase in the amount of unsecured notes outstanding in the current period.
The table below summarizes the components of interest expense not included in either segment for the six-month periods ended June 30, 2026 and 2025.

	Six-Month Period Ended
(In thousands)	June 30, 2026	June 30, 2025
Unsecured borrowings	$22,615	$8,432
Other	1	19
Total	$22,616	$8,451
Base Management Fees
Corporate/Other
For the six-month period ended June 30, 2026, the net base management fee, which is based on total equity at the end of each quarter less any applicable rebates our Manager credited us, was $14.5 million as compared to $12.4 million for the six-month period ended June 30, 2025. The increase in the net base management fee period over period was due to a larger capital base at the end of each quarter end in 2026, as compared to the respective quarters in 2025. See Note 16 of the notes to our consolidated financial statements for further detail on management fee rebates.
Incentive Fees
Corporate/Other
Each quarter, in addition to the base management fee, our Manager is also entitled to an incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. For the six-month periods ended June 30, 2026 and 2025, we incurred an incentive fee of $20.1 million and $4.5 million, respectively. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Investment and Transaction Related Expenses
Investment and transaction related expenses consist of servicing fees on our mortgage and consumer loans, origination expenses, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the six-month periods ended June 30, 2026 and 2025, investment and transaction related expenses were $46.4 million and $32.3 million, respectively.
Investment Portfolio
For the six-month periods ended June 30, 2026 and 2025, Investment and transaction related expenses in our investment portfolio segment were $11.0 million and $8.3 million, respectively. The increase in investment and transaction related expenses was primarily due to an increase in investment-related expenses related to our residential and commercial mortgage loan and REO portfolios, as well as an increase in servicing expense on our larger average commercial mortgage loan portfolio during the period.
Longbridge
Investment and transaction related expenses in the Longbridge segment primarily consist of servicing expense related to reverse mortgage loans and various loan origination expenses. For the six-month periods ended June 30, 2026 and 2025, Investment and transaction related expenses were $35.4 million and $24.0 million, respectively; such increase was primarily due to an increase in debt issuance costs related to other secured borrowings, at fair value, and an increase in various loan origination expenses and servicing expenses resulting from our larger origination volumes and larger holdings of reverse mortgage loans.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and investment and transaction related expenses. Other operating expenses were $75.4 million for the six-month period ended June 30, 2026 as compared to $59.9 million for the six-month period ended June 30, 2025.

Investment Portfolio
Other operating expenses in our investment portfolio segment were $5.9 million and $4.3 million for the six-month periods ended June 30, 2026 and 2025, respectively. The increase in other operating expenses for the six-month period ended June 30, 2026 was due to an increase in compensation and benefits expense.
Longbridge
For the six-month periods ended June 30, 2026 and 2025, other operating expenses in the Longbridge segment were $57.6 million and $45.7 million, respectively. These expenses primarily consist of compensation and benefits expense, and to a lesser extent of professional fees and various overhead costs including expenses related to technology and marketing. The period-over-period increase was primarily due to an increase in compensation and benefits expenses, partially offset by a decline in professional fees.
Corporate/Other
For the six-month periods ended June 30, 2026 and 2025, other operating expenses not allocable to either the investment portfolio segment or the Longbridge segment were $11.9 million and $9.9 million, respectively. The period-over-period increase was due to increases in compensation and benefits expenses, professional fees, and other expenses.
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
Investment Portfolio
For the six-month period ended June 30, 2026, other income (loss) was $13.9 million, consisting primarily of net realized and unrealized gains of $37.5 million on our financial derivatives, net unrealized gains of $4.3 million on our Other secured borrowings, at fair value, and $8.3 million of Other, net. These gains were partially offset by net realized and unrealized losses of $(28.9) million on our securities and loans and $(7.2) million on real estate owned. Net realized and unrealized gains of $37.5 million on our financial derivatives were primarily related to net realized and unrealized gains, driven by higher interest rates, on our interest rate swaps, and to a lesser extent, on our short TBAs and U.S. Treasury futures. Net realized and unrealized losses of $(28.9) million on our securities and loans were primarily on non-QM loans, Agency-eligible loans, closed-end second lien loans, CLOs, CMBS, and certain other investments. These losses were partially offset by net realized and unrealized gains on non-QM, closed-end second lien, and residential transition loan retained tranches; as well as corporate debt and equity. Other, net of $8.3 million consisted primarily of net unrealized gains on forward MSR-related investments and loan purchase commitments, realized gains on foreign currency transactions, unrealized losses on foreign currency remeasurement, various origination and loan income, and rental income. We also recognized net unrealized gains of $4.3 million on our Other secured borrowings, at fair value for the six-month period ended June 30, 2026, related to debt tranches of our consolidated mortgage loan securitizations. Change in net unrealized gain (loss) on the loans underlying these consolidated mortgage loan securitizations for the six-month period ended June 30, 2026, was $(7.8) million, which is included in Unrealized gains (losses) on securities and loans, net.
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

Longbridge
For the six-month period ended June 30, 2026, other income (loss) from the Longbridge segment was $152.3 million, consisting primarily of net gains from Net change from HECM reverse mortgage loans, at fair value of $387.1 million, income of $17.0 million from settlement of a litigation, $26.9 million on securities and loans, $8.4 million on financial derivatives, $12.9 million on Other secured borrowings, at fair value, and $15.5 million of Other, net, which were partially offset by Net change related to HMBS obligations, at fair value of $(315.2) million. Net change from HECM reverse mortgage loans at fair value of $387.1 million primarily consisted of $301.0 million of coupon income on HECM loans, as well as net realized and unrealized gains of $96.7 million on HECM loans primarily driven by profitable new originations and tail fundings, as well as tighter yield spreads. Net change related to HMBS obligations, at fair value of $(315.2) million primarily consisted of $(278.8) million of interest expense on the HMBS obligations and net unrealized losses of $(36.4) million on the HMBS obligations, which partially offset the interest income and net realized and unrealized gains on HECM loans. Longbridge received a payment of $17.0 million pursuant to a legal settlement agreement executed between Longbridge and a third party. Net gains of $26.9 million on securities and loans were primarily driven by unrealized gains on proprietary reverse mortgage loans, including gains related to securitizations of proprietary reverse mortgage loans, as well as gains on short positions in U.S. Treasury securities. Other, net of $15.5 million, is primarily related to $9.1 million of origination fees, $3.9 million of servicing fees, $1.1 million of net gains on Reverse MSRs, and $1.1 million of net gains on loan commitments.
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
Corporate/Other
For the six-month period ended June 30, 2026, other income (loss) was $(5.4) million, consisting primarily of losses on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity, partially offset by an unrealized gain on Unsecured borrowings, at fair value driven by credit spread widening during the first quarter. For the six-month period ended June 30, 2025, other income (loss) was $(0.9) million, consisting primarily of net losses on our Unsecured borrowings, at fair value, partially offset by net gains on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $1.0 million for the six-month period ended June 30, 2026, as compared to $1.4 million for the six-month period ended June 30, 2025.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $28.5 million for the six-month period ended June 30, 2026, as compared to $25.4 million for the six-month period ended June 30, 2025. For the six-month period ended June 30, 2026, Earnings (losses) from investments in unconsolidated entities of $28.5 million primarily consisted of net realized and unrealized gains on investments in loan originators, investments in unconsolidated entities related to residential mortgage loan securitizations, and investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates.
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

Adjusted Distributable Earnings
We calculate Adjusted Distributable Earnings as U.S. GAAP net income (loss) as adjusted for: (i) realized and unrealized gain (loss) on securities and loans, REO, mortgage servicing rights, financial derivatives (excluding periodic settlements on interest rate swaps), any borrowings carried at fair value, and foreign currency transactions; (ii) incentive fee to affiliate; (iii) Catch-up Amortization Adjustment (as defined below); (iv) non-cash equity compensation expense; (v) provision for income taxes; (vi) certain non-capitalized transaction costs; and (vii) other income or loss items that are of a non-recurring nature. For certain investments in unconsolidated entities, we include the relevant components of net operating income in Adjusted Distributable Earnings. The incentive fee is calculated based on Adjusted Net Income, a measure defined in our management agreement, rather than on Adjusted Distributable Earnings. Adjusted Net Income takes into account realized and unrealized gains and losses from our investment portfolio, any extraordinary items and certain other items, all of which are excluded from Adjusted Distributable Earnings. The Catch-up Amortization Adjustment is a quarterly adjustment to premium amortization or discount accretion triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cash flows and prepayments, and can vary significantly from quarter to quarter. Non-capitalized transaction costs include expenses, generally professional fees, incurred in connection with the acquisition of an investment or issuance of long-term debt. We also include in Adjusted Distributable Earnings, for all loans that we originate through Longbridge, any realized and unrealized gains (losses) on such loans up to the point of loan sale or securitization, net of sale or securitization costs; and any realized and unrealized gains (losses) on HECM buyout loans and REO related to Longbridge's servicing activities.
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

The following tables reconcile, for the three- and six-month periods ended June 30, 2026 and 2025 our Adjusted Distributable Earnings by segment to the line on our Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended June 30, 2026				Three-Month Period Ended June 30, 2025
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Longbridge	Corporate/Other	Total
Net Income (Loss)	$72,907	$30,248	$(45,120)	$58,035	$57,433	$10,681	$(17,041)	$51,073
Income tax expense (benefit)	—	—	52	52	—	—	1,475	1,475
Net income (loss) before income tax expense (benefit)	72,907	30,248	(45,068)	58,087	57,433	10,681	(15,566)	52,548
Adjustments:
Realized (gains) losses, net(1)	24,332	—	—	24,332	2,099	—	—	2,099
Unrealized (gains) losses, net(2)	(24,012)	14,888	20,123	10,999	1,003	6,155	1,293	8,451
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(3)	—	(1,971)	—	(1,971)	—	479	—	479
Incentive fee to affiliate	—	—	920	920	—	—	—	—
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	(207)	—	—	(207)	63	—	—	63
Adjustment related to consolidated proprietary reverse mortgage loan securitizations(4)	—	(15,233)	—	(15,233)	—	(5,624)	—	(5,624)
Non-capitalized transaction costs and other expense adjustments(5)	1,472	958	206	2,636	1,803	1,104	224	3,131
(Earnings) losses from investments in unconsolidated entities	(10,975)	—	—	(10,975)	(17,072)	—	—	(17,072)
Adjusted distributable earnings from investments in unconsolidated entities	12,623	—	—	12,623	9,084	—	—	9,084
Total Adjusted Distributable Earnings	$76,140	$28,890	$(23,819)	$81,211	$54,413	$12,795	$(14,049)	$53,159
Dividends on preferred stock	—	—	4,205	4,205	—	—	7,036	7,036
Adjusted Distributable Earnings attributable to non-controlling interests	483	—	975	1,458	587	—	532	1,119
Adjusted Distributable Earnings Attributable to Common Stockholders	$75,657	$28,890	$(28,999)	$75,548	$53,826	$12,795	$(21,617)	$45,004
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$0.60	$0.23	$(0.23)	$0.60	$0.56	$0.13	$(0.22)	$0.47
(1)Includes realized (gains) losses on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps and foreign currency transactions which are components of Other Income (Loss) on the Consolidated Statement of Operations).
(2)Includes unrealized (gains) losses on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps), borrowings carried at fair value, and foreign currency transactions which are components of Other Income (Loss) on the Consolidated Statement of Operations).
(3)Represents net change in fair value of the HMBS MSR and Reverse MSRs attributable to changes in market conditions and model assumptions. This adjustment also includes net (gains) losses on certain hedging instruments (including interest rate swaps, futures, and short U.S. Treasury securities), which are components of realized and/or unrealized gains (losses) on financial derivatives, net, realized and/or unrealized gains (losses) on securities and loans, net, interest income, and interest expense on the Consolidated Statement of Operations.
(4)Represents the effect of replacing mortgage loan interest income (net of securitization debt expense) with interest income of the retained tranches.
(5)For the three-month period ended June 30, 2026, includes $1.1 million of non-capitalized transaction costs and $1.5 million of non-cash equity compensation and depreciation expense and various other expenses. For the three-month period ended June 30, 2025, includes $1.6 million of non-capitalized transaction costs, $1.3 million of non-cash equity compensation and depreciation expense, and $0.2 million of various other expenses.

	Six-Month Period Ended June 30, 2026				Six-Month Period Ended June 30, 2025
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Longbridge	Corporate/Other	Total
Net Income (Loss)	$150,454	$87,725	$(72,651)	$165,528	$114,837	$9,687	$(34,127)	$90,397
Income tax expense (benefit)	—	—	1,018	1,018	—	—	1,379	1,379
Net income (loss) before income tax expense (benefit)	150,454	87,725	(71,633)	166,546	114,837	9,687	(32,748)	91,776
Adjustments:
Realized (gains) losses, net(1)	4,935	—	264	5,199	9,547	—	1,384	10,931
Unrealized (gains) losses, net(2)	(3,765)	27,046	3,723	27,004	(10,344)	11,583	(1,478)	(239)
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(3)	—	(17,795)	—	(17,795)	—	4,349	—	4,349
Incentive fee to affiliate	—	—	20,141	20,141	—	—	4,533	4,533
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	(229)	—	—	(229)	(875)	—	—	(875)
Adjustment related to consolidated proprietary reverse mortgage loan securitizations(4)	—	(27,923)	—	(27,923)	—	(9,635)	—	(9,635)
Non-capitalized transaction costs and other expense adjustments(5)	2,834	2,269	499	5,602	2,911	2,772	485	6,168
Litigation settlement income	—	(17,000)	—	(17,000)	—	—	—	—
(Earnings) losses from investments in unconsolidated entities	(28,539)	—	—	(28,539)	(25,376)	—	—	(25,376)
Adjusted distributable earnings from investments in unconsolidated entities	22,206	—	—	22,206	14,786	—	—	14,786
Total Adjusted Distributable Earnings	$147,896	$54,322	$(47,006)	$155,212	$105,486	$18,756	$(27,824)	$96,418
Dividends on preferred stock	—	—	10,088	10,088	—	—	14,071	14,071
Adjusted Distributable Earnings attributable to non-controlling interests	1,410	—	1,671	3,081	959	—	892	1,851
Adjusted Distributable Earnings Attributable to Common Stockholders	$146,486	$54,322	$(58,765)	$142,043	$104,527	$18,756	$(42,787)	$80,496
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$1.18	$0.44	$(0.47)	$1.15	$1.12	$0.20	$(0.46)	$0.86
(1)Includes realized (gains) losses on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps and foreign currency transactions which are components of Other Income (Loss) on the Consolidated Statement of Operations).
(2)Includes unrealized (gains) losses on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps), borrowings carried at fair value, and foreign currency transactions which are components of Other Income (Loss) on the Consolidated Statement of Operations.
(3)Represents net change in fair value of the HMBS MSR and Reverse MSRs attributable to changes in market conditions and model assumptions. This adjustment also includes net (gains) losses on certain hedging instruments (including interest rate swaps, futures, and short U.S. Treasury securities), which are components of realized and/or unrealized gains (losses) on financial derivatives, net, realized and/or unrealized gains (losses) on securities and loans, net, interest income, and interest expense on the Consolidated Statement of Operations.
(4)Represents the effect of replacing mortgage loan interest income (net of securitization debt expense) with interest income of the retained tranches.
(5)For the six-month period ended June 30, 2026, includes $2.4 million of non-capitalized transaction costs, $2.8 million of non-cash equity compensation and depreciation expense, and $0.4 million of various other expenses. For the six-month period ended June 30, 2025, includes $3.3 million of non-capitalized transaction costs, $1.9 million of non-cash equity compensation and depreciation expense, and $1.0 million of various other expenses.
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
We held cash and cash equivalents of approximately $247.5 million and $201.9 million as of June 30, 2026 and December 31, 2025, respectively.
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	June 30, 2026		December 31, 2025
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$252,774	8.2%	$267,237	10.1%
31 - 60 Days	412,134	13.5%	406,647	15.3%
61 - 90 Days	306,978	10.0%	210,885	7.9%
91 - 120 Days	361,958	11.8%	361,230	13.6%
121 - 150 Days	133,599	4.4%	—	—%
151 - 180 Days	7,478	0.2%	13,143	0.5%
181 - 364 Days	502,381	16.4%	217,900	8.2%
> 364 Days	1,086,975	35.5%	1,178,402	44.4%
	$3,064,277	100.0%	$2,655,444	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2026 and December 31, 2025, the overall weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 18.2% and 19.3%, respectively.
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
As of June 30, 2026 and December 31, 2025, we had $3.1 billion and $2.7 billion, respectively, of borrowings outstanding under our repos. As of June 30, 2026, the remaining terms on our repos ranged from 1 day to 780 days, with a weighted average remaining term of 267 days. Our repo borrowings were with a total of 23 counterparties as of June 30, 2026. As of June 30, 2026, our repos had interest rates ranging from 2.96% to 7.05%, with a weighted average borrowing rate of 5.16%. As of December 31, 2025, the remaining terms on our repos ranged from 2 days to 636 days, with a weighted average remaining term of 268 days. Our repo borrowings were with a total of 21 counterparties as of December 31, 2025. As of December 31, 2025, our repos had interest rates ranging from 2.79% to 7.05%, with a weighted average borrowing rate of 5.18%. Investments transferred as collateral under repos had an aggregate fair value of $3.7 billion and $3.3 billion as of June 30, 2026 and December 31, 2025, respectively. It is expected that amounts due upon maturity of our repos will be funded primarily through the roll/re-initiation of repos and, if we are unable or unwilling to roll/re-initiate our repos, through free cash and proceeds from the sale or securitization of assets being financed.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2026	$3,064,277	$3,215,187	$3,213,469
March 31, 2026	2,894,972	2,566,677	2,895,102
December 31, 2025	2,655,444	2,646,700	2,891,714
September 30, 2025	2,800,964	2,536,033	2,800,964
June 30, 2025	2,347,458	2,511,780	2,659,554
March 31, 2025	2,568,627	2,623,924	2,675,171
December 31, 2024	2,584,040	2,610,301	2,779,028
September 30, 2024	2,642,052	2,450,025	2,642,052
June 30, 2024	2,301,976	2,289,971	2,371,482
March 31, 2024	2,517,747	2,550,390	2,648,371
December 31, 2023	2,967,437	2,640,625	2,967,437
September 30, 2023	2,573,043	2,605,359	2,707,121
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including residential and commercial mortgage loans and REO, consumer loans and ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs; such transactions are accounted for as secured borrowings. As of June 30, 2026 and December 31, 2025, we had outstanding borrowings related to such transactions in the amount of $3.7 billion and $3.2 billion, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Balance Sheet. As of June 30, 2026 and December 31, 2025, the fair value of assets collateralizing our Total other secured borrowings was $4.0 billion and $3.5 billion, respectively. Additionally, as of June 30, 2026, as an HMBS issuer, we had HMBS-related obligations of $11.1 billion collateralized by $11.2 billion of HMBS assets and as of December 31, 2025, we had HMBS-related obligations of $10.4 billion collateralized by $10.5 billion of HMBS assets; HMBS assets include HECM loans as well as REO and claims and other receivables. See Note 14 in the notes to our consolidated financial statements for further information on our other secured borrowings and HMBS-related obligations.
As of both June 30, 2026 and December 31, 2025, we had $662.8 million of outstanding unsecured borrowings comprised of $400.0 million of 7.375% Senior Notes due September 2030, $210.0 million of 5.875% Senior Notes due April 2027, $37.8 million of 6.00% Senior Notes due August 2026, and $15.0 million of unregistered junior subordinated unsecured debt securities, the "Trust Preferred Debt." The Trust Preferred Debt includes $10.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 3.26% and which matures on October 7, 2033, and $5.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 2.51% and which matures on July 7, 2035.
As of June 30, 2026, we had an aggregate amount at risk under our repos with 22 counterparties of approximately $677.4 million, and as of December 31, 2025, we had an aggregate amount at risk under our repos with 21 counterparties of approximately $616.5 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of June 30, 2026 and December 31, 2025, does not include approximately $5.7 million and $0.4 million, respectively, of net accrued interest receivable (payable), which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2026, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with eight counterparties of approximately $17.9 million. We also had $52.8 million of initial margin for cleared over-the-counter ("OTC") derivatives posted to central clearinghouses as of that date. As of December 31, 2025, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with seven counterparties of approximately $21.8 million. We also had $47.6 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2026, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $3.6 million. As of December 31, 2025, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $1.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We have an "at-the-market" offering program for shares of our common stock (the "Common ATM Program") in connection with which we have entered into equity distribution agreements with sales agents. Under the current Common ATM Program we are authorized to offer and sell up to $500.0 million of common stock from time to time. During the three-month period ended June 30, 2026, the Company issued 2,782,358 shares of common stock under the Common ATM Program which provided $37.4 million of net proceeds after $0.2 million of agent commissions and $0.1 thousand of offering costs. During the three-month period ended June 30, 2025, we issued 3,428,400 shares of common stock under the Common ATM Program which provided $44.5 million of net proceeds after $0.3 million of agent commissions and $0.1 million of offering costs. During the six-month period ended June 30, 2026, we issued 5,517,521 shares of common stock under the Common ATM Program which provided $74.8 million of net proceeds after $0.5 million of agent commissions and $0.1 thousand of offering costs. During the six-month period ended June 30, 2025, we issued 7,178,788 shares of common stock under the Common ATM Program which provided $95.3 million of net proceeds after $0.7 million of agent commissions and $0.2 million of offering costs. Under the current Common ATM Program we had a remaining authorization to issue $419.9 million of common shares as of June 30, 2026.
Subsequent to June 30, 2026, we issued 1,294,071 shares of common stock under the Common ATM Program which provided $17.5 million of net proceeds after $0.1 million of agent commissions and $50 thousand of offering costs.
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
We also have an "at-the-market" offering for our Series B Preferred Stock (the "Preferred ATM Program"), in connection with which we have entered into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") from time to time. As of June 30, 2026, we had remaining authorization under the Preferred ATM Program to issue $99.5 million of preferred stock. We did not issue any preferred stock under the Preferred ATM Program during the three-month periods ended June 30, 2026 and 2025.
Our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $50 million of common stock (the "Common Share Repurchase Program"). The Common Share Repurchase Program is open-ended in duration and allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. We did not repurchase any common shares during the three-month periods ended June 30, 2026 and 2025. As of June 30, 2026, we have authorization to repurchase an additional $45.1 million of common stock under the Common Share Repurchase Program.
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
The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the consolidated financial statements) for the six-month periods ended June 30, 2026 and 2025:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
2026:
June 8, 2026	$0.13	$16,798	June 30, 2026	July 31, 2026
May 7, 2026	0.13	16,645	May 29, 2026	June 30, 2026
April 7, 2026	0.13	16,415	April 30, 2026	May 29, 2026
March 9, 2026	0.13	16,415	March 31, 2026	April 30, 2026
February 9, 2026	0.13	16,361	February 27, 2026	March 31, 2026
January 8, 2026	0.13	16,361	January 30, 2026	February 27, 2026
2025:
June 9, 2025	0.13	12,873	June 30, 2025	July 31, 2025
May 7, 2025	0.13	12,789	May 30, 2025	June 30, 2025
April 3, 2025	0.13	12,434	April 30, 2025	May 27, 2025
March 7, 2025	0.13	12,424	March 31, 2025	April 25, 2025
February 10, 2025	0.13	11,904	February 28, 2025	March 25, 2025
January 8, 2025	0.13	11,904	January 31, 2025	February 25, 2025
On July 8, 2026, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on August 31, 2026 to stockholders of record as of July 31, 2026.
On August 10, 2026, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on September 30, 2026 to stockholders of record as of August 31, 2026.

The following table sets forth the dividend distributions authorized by the Board of Directors during the six-month periods ended June 30, 2026 and 2025 to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
January 28, 2026	$0.3646300	$1,678	February 27, 2026	February 27, 2026
June 9, 2025	0.6153410	2,831	June 30, 2025	July 30, 2025
March 7, 2025	0.6090310	2,830	March 31, 2025	April 30, 2025
Series B Preferred Stock:
June 8, 2026	0.3906250	1,883	June 30, 2026	July 30, 2026
March 9, 2026	0.3906250	1,883	March 31, 2026	April 30, 2026
June 9, 2025	0.3906250	1,883	June 30, 2025	July 30, 2025
March 7, 2025	0.3906250	1,883	March 31, 2025	April 30, 2025
Series C Preferred Stock:
June 8, 2026	0.5390625	2,156	June 30, 2026	July 30, 2026
March 9, 2026	0.5390625	2,156	March 31, 2026	April 30, 2026
June 9, 2025	0.5390625	2,156	June 30, 2025	July 30, 2025
March 7, 2025	0.5390625	2,156	March 31, 2025	April 30, 2025
Series D Preferred Stock:
June 8, 2026	0.4375000	166	June 20, 2026	June 30, 2026
March 9, 2026	0.4375000	166	March 20, 2026	March 30, 2026
June 9, 2025	0.4375000	166	June 20, 2025	June 30, 2025
March 7, 2025	0.4375000	166	March 20, 2025	March 30, 2025
At those times when cash flows from our operating activities are insufficient to fund our dividend payments, we fund such dividend payments through cash flows from our investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize our cash flows for the six-month periods ended June 30, 2026 and 2025.
For the six-month period ended June 30, 2026, our operating activities used net cash in the amount of $29.1 million and our investing activities used net cash in the amount of $4.17 billion. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $3.77 billion. We received $1.4 billion in proceeds from the issuance of Total other secured borrowings, and we used $1.3 billion for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $340.7 million during the six-month period ended June 30, 2026. We received proceeds from the issuance of HMBS-related obligations of $846.3 million and used $512.4 million for principal payments on HMBS-related obligations. We used $115.0 million to repay the Series A Preferred Stock. We received proceeds from the issuance of common stock, net of underwriters' discounts, commissions, and offering costs paid of $191.8 million and contributions from non-controlling interests of $13.4 million. We used $109.0 million to pay dividends and $22.7 million for distributions to non-controlling interests (our joint venture partners). As a result, there was an decrease in our cash holdings of $48.3 million, from $338.2 million as of December 31, 2025 to $289.8 million as of June 30, 2026.
For the six-month period ended June 30, 2025, our operating activities used net cash in the amount of $336.9 million and our investing activities used net cash in the amount of $1.13 billion. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $1.00 billion. We received $1.28 billion in proceeds from the issuance of Total other secured borrowings, and we used $1.15 billion for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $328.3 million during the six-month period ended June 30, 2025. We received proceeds from the issuance of HMBS-related obligations of $777.5 million and used $399.7 million for principal payments on HMBS-related obligations. We used $34.9 million to repay the 6.75% senior notes. We received proceeds from the issuance of common stock, net of underwriters' discounts, commissions, and offering costs paid, of $95.5 million and contributions from non-controlling interests of $11.9 million. We used $87.5 million to pay dividends and $12.8 million for distributions to non-controlling interests (our joint venture partners). As a result, there was an increase in our cash holdings of $21.7 million, from $208.9 million as of December 31, 2024 to $230.6 million as of June 30, 2025.
Based on our current portfolio, amount of free cash on hand, debt-to-equity ratio, and current and anticipated availability of credit, we believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements. However, the unexpected inability to finance our Agency RMBS portfolio would create a serious short-term strain on our liquidity and would require us to liquidate much of that portfolio, which in turn would require us to restructure our portfolio to maintain our exclusion from registration as an investment company under the Investment Company Act and to maintain our qualification as a REIT. Steep declines in the values of our assets financed using repos, or in the values of our derivative contracts, would result in margin calls that would significantly reduce our free cash position. Furthermore, a substantial increase in prepayment rates on our assets financed by repos could cause a temporary liquidity shortfall, because we are generally required to post margin on such assets in proportion to the amount of the announced principal paydowns before the actual receipt of the cash from such principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell assets or issue additional debt or equity securities.
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
Off-Balance Sheet Arrangements
As of June 30, 2026, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment to provide funding to any such entities, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
Longbridge has a fiduciary responsibility related to escrow balances held in trust for borrowers' draws and other custodial funds due to servicing customers; as of June 30, 2026 the amount held in such accounts was $90.5 million. These funds, which do not represent assets or liabilities of ours, are maintained in segregated accounts at Longbridge, and accordingly, are not reflected on the Consolidated Balance Sheet.
At June 30, 2026, we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at June 30, 2026 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
Similarly, we are exposed to the risk of potential credit losses on the other assets in our investment portfolio. For many of our investments, the two primary components of credit risk are default risk and severity risk.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of June 30, 2026, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$3,493	0.17%	$5,950	0.30%	$(4,528)	(0.22)%	$(10,091)	(0.50)%
Long TBAs	8,608	0.43%	13,658	0.68%	(12,166)	(0.61)%	(27,890)	(1.39)%
Short TBAs	(12,707)	(0.64)%	(20,651)	(1.03)%	17,470	0.87%	39,703	1.98%
Non-Agency RMBS, CMBS, ABS, Loans, and MSRs	37,901	1.90%	69,431	3.47%	(44,271)	(2.21)%	(94,915)	(4.75)%
U.S. Treasury Securities and Interest Rate Swaps, Options, and Futures	(31,418)	(1.57)%	(63,821)	(3.19)%	30,432	1.52%	59,879	2.99%
Corporate Securities and Other	45	—%	188	0.01%	53	—%	205	0.01%
Repurchase Agreements, Reverse Repurchase Agreements, and Unsecured Borrowings	(7,464)	(0.37)%	(14,777)	(0.74)%	7,617	0.38%	15,386	0.77%
Total	$(1,542)	(0.08)%	$(10,022)	(0.50)%	$(5,393)	(0.27)%	$(17,723)	(0.89)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our June 30, 2026 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL INC.
Date:	August 10, 2026	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	August 10, 2026	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)