Form 10-Q
period 2026-09-30
Ellington Financial Inc.
filed 2026-11-06
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Number of shares of the Registrant's common stock outstanding as of November 6, 2026: 129,794,640

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2026	December 31, 2025
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$269,485	$201,893
Restricted cash(1)	33,187	136,297
Securities, at fair value(1)(2)	1,225,486	1,034,882
Loans, at fair value(1)(2)	18,502,857	16,640,647
Loan commitments, at fair value	9,734	9,124
Forward MSR-related investments, at fair value(1)	74,379	77,852
Mortgage servicing rights, at fair value	30,289	28,913
Investments in unconsolidated entities, at fair value(1)	384,570	312,421
Real estate owned(1)(2)	101,727	75,548
Financial derivatives—assets, at fair value	346,562	142,723
Reverse repurchase agreements	661,830	453,037
Due from brokers	70,690	35,919
Investment related receivables(1)	172,914	177,208
Other assets(1)	36,693	26,446
Total Assets	$21,920,403	$19,352,910
Liabilities
Securities sold short, at fair value	$258,776	$272,702
Repurchase agreements(1)	3,570,514	2,655,444
Financial derivatives—liabilities, at fair value	195,319	53,073
Due to brokers	97,765	48,104
Investment related payables	57,789	36,092
Other secured borrowings(1)	251,568	296,398
Other secured borrowings, at fair value(1)	3,273,346	2,945,578
HMBS-related obligations, at fair value	11,294,032	10,406,332
Unsecured borrowings, at fair value	759,127	659,832
Base management fee payable to affiliate	7,344	6,869
Incentive fee payable to affiliate	902	—
Dividends payable	19,821	19,428
Interest payable(1)	24,141	26,798
Accrued expenses and other liabilities(1)	76,953	55,105
Total Liabilities	19,887,397	17,481,755
Commitments and contingencies (Note 24)
Equity
Preferred stock, 100,000,000 shares authorized; 9,200,089 and 13,800,089 shares issued and outstanding, and $230,002 and $345,002 aggregate liquidation preference, respectively	220,924	331,958
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 130,116,611 and 113,138,860 shares issued and outstanding, respectively	130	113
Additional paid-in-capital	2,141,047	1,915,152
Retained earnings (accumulated deficit)	(371,134)	(412,964)
Total Stockholders' Equity	1,990,967	1,834,259
Non-controlling interests(1)	42,039	36,896
Total Equity	2,033,006	1,871,155
Total Liabilities and Equity	$21,920,403	$19,352,910
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

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
(In thousands, except per share amounts)
Net Interest Income
Interest income	$174,687	$122,846	$495,026	$354,230
Interest expense	(105,735)	(73,126)	(292,535)	(217,910)
Total net interest income	68,952	49,720	202,491	136,320
Other Income (Loss)
Realized gains (losses) on securities and loans, net	(7,659)	9,335	(6,048)	7,442
Realized gains (losses) on financial derivatives, net	35,294	(8,335)	59,452	2,787
Realized gains (losses) on real estate owned, net	(1,498)	(3,402)	(11,726)	(5,692)
Realized gains (losses) on unsecured borrowings, at fair value	(2,235)	—	(2,235)	(1,383)
Unrealized gains (losses) on securities and loans, net	(150,973)	24,416	(154,638)	130,334
Unrealized gains (losses) on financial derivatives, net	33,051	(3,197)	44,565	(55,920)
Unrealized gains (losses) on real estate owned, net	(1,524)	736	1,296	(3,971)
Unrealized gains (losses) on other secured borrowings, at fair value, net	121,380	(21,144)	138,589	(78,352)
Unrealized gains (losses) on unsecured borrowings, at fair value, net	8,835	(2,890)	13,705	(3,563)
Net change from HECM reverse mortgage loans, at fair value	85,403	205,973	472,457	551,780
Net change related to HMBS obligations, at fair value	(72,547)	(171,019)	(387,796)	(460,701)
Litigation settlement income	—	—	17,000	—
Other, net	1,242	2,563	25,010	39,125
Total other income (loss)	48,769	33,036	209,631	121,886
Expenses
Base management fee to affiliate (Net of fee rebates of $238, $532, $652, and $649, respectively)(1)	7,344	6,173	21,800	18,535
Incentive fee to affiliate	902	—	21,043	4,533
Investment and transaction related expenses:
Servicing expense	8,430	7,198	24,163	21,437
Debt issuance costs related to Other secured borrowings, at fair value	—	1,397	6,482	3,677
Debt issuance costs related to unsecured borrowings, at fair value	2,078	—	2,078	—
Other	11,885	9,218	36,097	24,974
Professional fees	3,165	2,862	9,717	9,721
Compensation and benefits	28,589	21,716	78,793	59,990
Other expenses	9,506	8,448	28,120	23,194
Total expenses	71,899	57,012	228,293	166,061
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	45,822	25,744	183,829	92,145
Income tax expense (benefit)	1,987	1,060	3,005	2,439
Earnings (losses) from investments in unconsolidated entities	2,098	13,074	30,637	38,449
Net Income (Loss)	45,933	37,758	211,461	128,155
Net income (loss) attributable to non-controlling interests	1,346	1,180	2,950	2,934
Dividends on preferred stock	4,205	7,074	14,293	21,145
Issuance costs of redeemed preferred stock	—	—	3,966	—
Net Income (Loss) Attributable to Common Stockholders	$40,382	$29,504	$190,252	$104,076
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.31	$0.29	$1.51	$1.08
(1)See Note 16 for further details on management fee rebates.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest		Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2025	$331,958	113,138,860	$113	$1,915,152	$(412,964)	$1,834,259	$36,896		$1,871,155
Net income (loss)					105,316	105,316	2,177		107,493
Net proceeds from the issuance of common stock(1)		11,510,163	12	154,582		154,594			154,594
Contributions from non-controlling interests							11,565		11,565
Common dividends					(48,613)	(48,613)	(524)		(49,137)
Preferred dividends					(5,883)	(5,883)	—		(5,883)
Distributions to non-controlling interests							(17,880)		(17,880)
Adjustment to non-controlling interests				(5,607)		(5,607)	5,607		—
Redemption of shares of preferred stock	(111,034)				(3,966)	(115,000)			(115,000)
Share-based long term incentive plan unit awards		—	—	1,070		1,070	11		1,081
BALANCE, March 31, 2026	220,924	124,649,023	125	2,065,197	(366,110)	1,920,136	37,852		1,957,988
Net income (loss)					58,608	58,608	(573)		58,035
Net proceeds from the issuance of common stock(1)		2,782,358	3	37,430		37,433			37,433
Shares of common stock issued in connection with incentive fee payment		161,934	—	1,880		1,880			1,880
Contributions from non-controlling interests							1,477		1,477
Common dividends					(49,226)	(49,226)	(632)		(49,858)
Preferred dividends					(4,205)	(4,205)			(4,205)
Distributions to non-controlling interests							(4,845)		(4,845)
Adjustment to non-controlling interests				14		14	(14)		—
Share-based long term incentive plan unit awards		—	—	1,512		1,512	19		1,531
BALANCE, June 30, 2026	220,924	127,593,315	128	2,106,033	(360,933)	1,966,152	33,284		1,999,436
Net income (loss)					44,587	44,587	1,346		45,933
Net proceeds from the issuance of common stock(1)		2,496,140	2	33,657		33,659			33,659
Shares of common stock issued in connection with incentive fee payment		6,794	—	90		90			90
Restricted common shares issued under incentive plan		20,362	—	—		—	—		—
Contributions from non-controlling interests							11,589		11,589
Common dividends					(50,583)	(50,583)	(636)		(51,219)
Preferred dividends					(4,205)	(4,205)			(4,205)
Distributions to non-controlling interests							(3,827)		(3,827)
Adjustment to non-controlling interests				(264)		(264)	264	—	—
Share-based long term incentive plan unit awards		—	—	1,531		1,531	19		1,550
BALANCE, September 30, 2026	$220,924	130,116,611	$130	$2,141,047	$(371,134)	$1,990,967	$42,039		$2,033,006

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(UNAUDITED)

		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Preferred Stock	Shares	Par Value
(In thousands, except share amounts)			Expressed in U.S. Dollars
BALANCE, December 31, 2024	$331,958	90,678,492	$91	$1,613,540	$(375,113)	$1,570,476	20,346	$1,590,822
Net income (loss)					38,684	38,684	640	39,324
Net proceeds from the issuance of common stock(1)		3,750,388	3	50,822		50,825		50,825
Contributions from non-controlling interests							5,569	5,569
Common dividends					(35,852)	(35,852)	(380)	(36,232)
Preferred dividends					(7,035)	(7,035)		(7,035)
Distributions to non-controlling interests							(6,076)	(6,076)
Adjustment to non-controlling interests				(3,249)		(3,249)	3,249	—
Share-based long term incentive plan unit awards		—	—	415		415	4	419
BALANCE, March 31, 2025	331,958	94,428,880	94	1,661,528	(379,316)	1,614,264	23,352	1,637,616
Net income (loss)					49,959	49,959	1,114	51,073
Net proceeds from the issuance of common stock(1)		3,428,400	4	44,516		44,520		44,520
Shares of common stock issued in connection with incentive fee payment		33,877	—	444		444		444
Contributions from non-controlling interests							6,638	6,638
Common dividends					(37,655)	(37,655)	(441)	(38,096)
Preferred dividends					(7,036)	(7,036)		(7,036)
Distributions to non-controlling interests							(6,688)	(6,688)
Adjustment to non-controlling interests				28		28	(28)	—
Share-based long term incentive plan unit awards		—	—	1,028		1,028	11	1,039
BALANCE, June 30, 2025	331,958	97,891,157	98	1,707,544	(374,048)	1,665,552	23,958	1,689,510
Net income (loss)					36,578	36,578	1,180	37,758
Net proceeds from the issuance of common stock(1)		8,156,876	8	110,014		110,022		110,022
Restricted common shares issued under incentive plan		18,396	—	—		—		—
Contributions from non-controlling interests							10,576	10,576
Common dividends					(40,180)	(40,180)	(445)	(40,625)
Preferred dividends					(7,074)	(7,074)		(7,074)
Distributions to non-controlling interests							(5,414)	(5,414)
Adjustment to non-controlling interests				(232)		(232)	232	—
Share-based long term incentive plan unit awards		—	—	1,055		1,055	12	1,067
BALANCE, September 30, 2025	$331,958	106,066,429	$106	$1,818,381	$(384,724)	$1,765,721	$30,099	$1,795,820
(1)Net of discounts and commissions and offering costs.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2026	September 30, 2025
(In thousands)	(Expressed in U.S. Dollars)
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(12,443)	$(627,347)
Cash Flows from Investing Activities:
Purchase of securities	(647,110)	(791,699)
Purchase and origination of loans	(8,468,419)	(4,700,919)
Receipt of distributions on Forward MSR-related investments	17,281	21,194
Proceeds from disposition of securities	497,447	867,160
Proceeds from disposition of loans	231,034	480,129
Contributions to investments in unconsolidated entities	(70,665)	(227,492)
Distributions from investments in unconsolidated entities	480,154	358,713
Proceeds from disposition of real estate owned	62,689	56,225
Capital improvements of real estate owned	(680)	—
Proceeds from FHA insurance claims and other receivables on HECM loans	181,151	88,719
Proceeds from principal payments of securities	166,471	127,866
Proceeds from principal payments of loans	1,671,529	1,723,296
Proceeds from securities sold short	555,706	838,175
Repurchase of securities sold short	(553,177)	(906,721)
Payments on financial derivatives	(266,688)	(300,069)
Proceeds from financial derivatives	291,462	288,524
Increase (decrease) in cash balance resulting from business acquisition	(2,147)	—
Payments made on reverse repurchase agreements	(50,134,341)	(47,360,579)
Proceeds from reverse repurchase agreements	49,925,527	47,333,180
Due from brokers, net	6,366	(20,018)
Due to brokers, net	35,574	(27,909)
Net cash provided by (used in) investing activities	(6,020,836)	(2,152,225)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	226,222	205,681
Offering costs paid	(727)	(76)
Redemption of preferred stock	(115,000)	—
Dividends paid	(164,114)	(134,112)
Contributions from non-controlling interests	22,960	22,491
Distributions to non-controlling interests	(26,552)	(18,178)
Proceeds from issuance of Other secured borrowings	1,959,426	1,752,463
Principal payments on Other secured borrowings	(2,004,256)	(1,739,250)
Borrowings under repurchase agreements	38,399,075	40,304,114
Repayments of repurchase agreements	(33,021,205)	(38,156,823)
Proceeds from issuance of Other secured borrowings, at fair value, net	125,150	62,472
Net proceeds from unsecured borrowings, at fair value	146,437	—
Repayment of unsecured borrowings, at fair value	(37,750)	(34,931)
Proceeds from issuance of HMBS	1,295,685	1,141,888
Principal payments on HMBS-related obligations, at fair value	(798,200)	(627,899)
Due from brokers, net	(9,099)	(1,419)
Due to brokers, net	(291)	(219)
Net cash provided by (used in) financing activities	$5,997,761	$2,776,202

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2026	September 30, 2025
(In thousands)	Expressed in U.S. Dollars
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(35,518)	(3,370)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	338,190	208,948
Cash, Cash Equivalents, and Restricted Cash, End of Period	$302,672	$205,578
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents, beginning of period	$201,893	$192,387
Restricted cash, beginning of period	136,297	16,561
Cash and cash equivalents and restricted cash, beginning of period	338,190	208,948
Cash and cash equivalents, end of period	269,485	184,809
Restricted cash, end of period	33,187	20,769
Cash and cash equivalents and restricted cash, end of period	302,672	205,578
Supplemental disclosure of cash flow information:
Interest paid	$295,191	$215,255
Income tax paid (refunded)	4,113	884
Dividends payable	19,821	18,597
Shares issued in connection with incentive fee payment (non-cash)	1,970	444
Transfers from mortgage loans to real estate owned (non-cash)	98,529	71,311
Transfers from mortgage loans to other sales and claims receivable (non-cash)	180,254	88,242
Transfers from mortgage loans to investments in unconsolidated entities (non-cash)	158,791	42,701
Transfers from investments in unconsolidated entities to mortgage loans (non-cash)	8,225	21,890
Increase (decrease) in HMBS buyout obligations (non-cash)	2,419	(7,923)
Contributions to investments in unconsolidated entities (non-cash)	(300,433)	(139,569)
Purchase of investments (non-cash)	(191,238)	(116,497)
Purchase of loans (non-cash)	(755,633)	(1,829,930)
Proceeds from the disposition of loans (non-cash)	5,173,861	3,815,766
Proceeds from principal payments of investments (non-cash)	220,815	143,766
Proceeds from borrowings under repurchase agreements (non-cash)	—	77,310
Principal payments on Other secured borrowings (non-cash)	—	(77,310)
Principal payments on Other secured borrowings, at fair value (non-cash)	(220,815)	(144,167)
Proceeds received from Other secured borrowings, at fair value (non-cash)	548,662	280,981
Repayments of repurchase agreements (non-cash)	(4,462,800)	(2,007,677)
Debt issuance costs related to Other secured borrowings, at fair value (non-cash)	(6,482)	(3,677)
(1)Net of discounts and commissions.
See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
The Company has two reportable segments, the Investment Portfolio Segment and the Longbridge Segment. The Investment Portfolio Segment is focused on investing in a diverse array of financial assets, including residential and commercial mortgage loans; residential mortgage-backed securities ("RMBS"), including retained tranches from securitizations to which we have contributed assets, and RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity ("Agency RMBS"); commercial mortgage-backed securities ("CMBS"); investments referencing a portfolio of mortgage servicing rights on forward mortgage loans ("Forward MSR-related investments"); consumer loans and asset-backed securities ("ABS") including ABS backed by consumer loans; collateralized loan obligations ("CLOs"); non-mortgage- and mortgage-related derivatives; debt and equity investments in loan origination companies; and other strategic investments. The Longbridge Segment is primarily focused on the origination and servicing of, and investment in, reverse mortgage loans, including associated financial assets, financing, hedging, and allocated expenses. Longbridge Financial, LLC ("Longbridge"), a wholly owned subsidiary of the Company, acquires reverse mortgage loans both through its origination activities and through secondary market purchases. Longbridge purchases and acquires home equity conversion mortgage loans ("HECMs") which are insured by the Federal Housing Administration ("FHA"). Such loans are generally eligible for securitization into HECM-backed MBS ("HMBS") which are guaranteed by the Government National Mortgage Association ("GNMA"). Longbridge is an approved issuer of HMBS, and it transfers HECM loans into HMBS, which it then sells in the secondary market while retaining the servicing rights on the underlying HECM loans. Longbridge also originates and purchases non-FHA-insured reverse mortgage loans originated under guidelines established by private lenders, which the Company refers to as "Proprietary reverse mortgage loans." Proprietary reverse mortgage loans typically carry loan balances or credit lines that exceed FHA limits or have other characteristics that make them ineligible for FHA insurance.
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
For mortgage-backed securities ("MBS"), forward settling to-be-announced mortgage-backed securities ("TBAs"), CLOs, and corporate debt and equity, management seeks to obtain at least one third-party valuation, and often obtains multiple valuations when available. Management has been able to obtain third-party valuations on the vast majority of these instruments and expects to continue to solicit third-party valuations in the future. Management generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding, management may adjust the valuations it receives (e.g., downward adjustments for odd lots), and management may challenge or reject a valuation when, based on its validation criteria, management determines that such valuation is unreasonable or erroneous. Furthermore, based on its validation criteria, management may determine that the average of the third-party valuations received for a given financial instrument does not result in what management believes to be the fair value of such instrument, and in such circumstances management may override this average with its own good faith valuation. The validation criteria may take into account output from management's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The use of proprietary models requires the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates and default rates. Given their relatively high level of price transparency, Agency RMBS pass-throughs are typically classified as Level 2. Non-Agency RMBS, CMBS, Agency interest only and inverse interest only RMBS, CLOs, and corporate bonds are generally classified as either Level 2 or Level 3 based on analysis of available market data and/or third-party valuations. The Company's investments in distressed corporate debt can be in the form of loans as well as total return swaps on loans. These investments, as well as related non-listed equity investments, are generally designated as Level 3 assets. Valuations for total return swaps are typically based on prices of the underlying loans received from third-party pricing services. Private equity investments are generally classified as Level 3. Furthermore, the methodology used by the third-party valuation providers is reviewed at least annually by management, so as to ascertain whether such providers are utilizing observable market data to determine the valuations that they provide.
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
The Company applies the principles of ASU 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13") and evaluates the cost basis of its investments in securities on at least a quarterly basis, under ASC 326-30, Financial Instruments—Credit Losses: Available-for-Sale Debt Securities ("ASC 326-30"). When the fair value of a security is less than its amortized cost basis as of the balance sheet date, the security's cost basis is considered impaired. The Company must evaluate the decline in the fair value of the impaired security and determine whether such decline resulted from a credit loss or non-credit related factors. In its assessment of whether a credit loss exists, the Company compares the present value of estimated future cash flows of the impaired security with the amortized cost basis of such security. The estimated future cash flows reflect those that a "market participant" would use and typically include assumptions related to fluctuations in interest rates, prepayment speeds, default rates, collateral performance, and the timing and amount of projected credit losses, as well as incorporating observations of current market developments and events. Cash flows are discounted at an interest rate equal to the current yield used to accrete interest income. If the present value of estimated future cash flows is less than the amortized cost basis of the security, an expected credit loss exists and is included in Unrealized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations. If it is determined as of the financial reporting date that all or a portion of a security's cost basis is not collectible, then the Company will recognize a realized loss to the extent of the adjustment to the security's cost basis. This adjustment to the amortized cost basis of the security is reflected in Realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
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
(P) Reverse Repurchase Agreements: The Company enters into reverse repurchase agreement transactions whereby it purchases securities under agreements to resell at an agreed-upon price and date. In general, securities received pursuant to reverse repurchase agreements are delivered to counterparties of short sale transactions. The interest rate on a reverse repurchase agreement is based on competitive rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. Assets held pursuant to reverse repurchase agreements are reflected as assets on the Consolidated Balance Sheet. Reverse repurchase agreements are carried at their contractual amounts, which approximate fair value due to their short-term nature.
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
(V) Leases: The Company accounts for its leases under ASC 842, Leases ("ASC 842") using a right-of-use ("ROU") model, which recognizes that, at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. For each lease with a term greater than one year, the Company recognizes a ROU asset as well as a lease liability, which is included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.
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
Long term incentive plan units of the Operating Partnership ("OP LTIP Units") have been issued to certain Ellington and Longbridge personnel dedicated or partially dedicated to the Company, certain of the Company's directors, as well as the Manager. Additionally, the Company has issued restricted shares of common stock to certain of its directors. Costs associated with OP LTIP Units and restricted shares of common stock ("Restricted Shares") issued to dedicated or partially dedicated personnel, or to the Company's directors, are measured as of the grant date based on the Company's closing stock price on the New York Stock Exchange and are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. The vesting periods for OP LTIP Units and Restricted Shares are typically one year from issuance for non-executive directors, and are typically one year to two years from issuance for dedicated or partially dedicated personnel. Forfeited shares decrease the total number of shares issued and outstanding and are immediately retired upon settlement.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is more than 50% likely to be realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period, or its open tax years (2022, 2023, 2024, and 2025). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and its open tax years. The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. The Company recognizes interest and penalties, if any, related to uncertain tax positions, as income tax expense included in Income tax expense (benefit) on the Consolidated Statement of Operations.
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

3. Valuation
The tables below reflect the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:
September 30, 2026:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$178,748	$11,209	$189,957
Non-Agency RMBS	—	149,555	455,781	605,336
CMBS	—	8,362	8,475	16,837
CLOs	—	54,107	53,736	107,843
Asset-backed securities, backed by consumer loans	—	—	51,308	51,308
Other ABS	—	—	112,910	112,910
Corporate debt securities	—	—	26,265	26,265
Corporate equity securities	165	—	14,899	15,064
U.S. Treasury securities	—	99,966	—	99,966
Loans, at fair value:
Residential mortgage loans	—	—	3,579,855	3,579,855
Commercial mortgage loans	—	—	746,019	746,019
Consumer loans	—	—	82	82
Corporate loans	—	—	48,641	48,641
Reverse mortgage loans	—	—	14,128,260	14,128,260
Forward MSR-related investments, at fair value			74,379	74,379
MSRs, at fair value	—	—	30,289	30,289
Loan commitments, at fair value	—	—	9,734	9,734
Investment in unconsolidated entities, at fair value	—	—	384,570	384,570
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed indices	—	1,327	—	1,327
Credit default swaps on corporate bond indices	—	21,467	—	21,467
Interest rate swaps	—	299,253	—	299,253
TBAs	—	10,014	—	10,014
Futures	6,474	—	—	6,474
Forwards	—	750	—	750
Total return swaps	—	—	101	101
Options	7,175	—	—	7,175
Warrants	—	1	—	1
Total assets, at fair value	$13,814	$823,550	$19,736,513	$20,573,877

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(258,776)	$—	$(258,776)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed securities	—	—	(2)	(2)
Credit default swaps on corporate bonds	—	(87)	—	(87)
Credit default swaps on corporate bond indices	—	(19,313)	—	(19,313)
Interest rate swaps	—	(174,142)	—	(174,142)
TBAs	—	(1,205)	—	(1,205)
Options	(570)	—	—	(570)
Loan purchase commitments, at fair value	—	—	(10,152)	(10,152)
Other secured borrowings, at fair value	—	—	(3,273,346)	(3,273,346)
HMBS-related obligations, at fair value	—	—	(11,294,032)	(11,294,032)
Unsecured borrowings, at fair value	—	—	(759,127)	(759,127)
Total liabilities, at fair value	$(570)	$(453,523)	$(15,336,659)	$(15,790,752)
December 31, 2025:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$205,789	$12,578	$218,367
Non-Agency RMBS	—	185,805	267,747	453,552
CMBS	—	13,615	12,935	26,550
CLOs	—	90,775	34,265	125,040
Asset-backed securities, backed by consumer loans	—	—	53,087	53,087
Other ABS	—	—	97,773	97,773
Corporate debt securities	—	—	15,530	15,530
Corporate equity securities	337	—	11,654	11,991
U.S. Treasury securities	—	32,992	—	32,992
Loans, at fair value:
Residential mortgage loans	—	—	3,643,094	3,643,094
Commercial mortgage loans	—	—	640,712	640,712
Consumer loans	—	—	159	159
Corporate loans	—	—	25,366	25,366
Reverse mortgage loans	—	—	12,331,316	12,331,316
Forward MSR-related investments, at fair value			77,852	77,852
MSRs, at fair value	—	—	28,913	28,913
Loan commitments, at fair value	—	—	9,124	9,124
Investment in unconsolidated entities, at fair value	—	—	312,421	312,421

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed indices	—	2,206	—	2,206
Credit default swaps on corporate bond indices	—	4,621	—	4,621
Interest rate swaps	—	128,898	—	128,898
TBAs	—	257	—	257
Futures	1,095	—	—	1,095
Forwards	—	14	—	14
Total return swaps	—	—	24	24
Options	5,607	—	—	5,607
Warrants	—	1	—	1
Total assets, at fair value	$7,039	$664,973	$17,574,550	$18,246,562
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(272,702)	$—	$(272,702)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed securities	—	—	(2)	(2)
Credit default swaps on corporate bonds	—	(155)	—	(155)
Credit default swaps on corporate bond indices	—	(25,407)	—	(25,407)
Interest rate swaps	—	(26,797)	—	(26,797)
TBAs	—	(598)	—	(598)
Futures	(45)	—	—	(45)
Forwards	—	(69)	—	(69)
Loan purchase commitments, at fair value	—	—	(42)	(42)
Other secured borrowings, at fair value	—	—	(2,945,578)	(2,945,578)
HMBS-related obligations, at fair value	—	—	(10,406,332)	(10,406,332)
Unsecured borrowings, at fair value	—	—	(659,832)	(659,832)
Total liabilities, at fair value	$(45)	$(325,728)	$(14,011,786)	$(14,337,559)

The tables below include roll-forwards of the Company's financial instruments for the three- and nine-month periods ended September 30, 2026 and 2025 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended September 30, 2026

(In thousands)	Beginning Balance as of June 30, 2026	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2026
Assets:
Securities, at fair value:
Agency RMBS	$12,760	$(805)	$116	$(105)	$1,527	$(277)	$—	$(2,007)	$11,209
Non-Agency RMBS	396,915	(23,470)	(540)	35,925	58,299	(10,482)	5,180	(6,046)	455,781
CMBS	10,345	(6)	(118)	(1,081)	—	(835)	170	—	8,475
CLOs	44,632	(672)	(3,085)	3,585	11,813	(2,307)	1,698	(1,928)	53,736
Asset-backed securities backed by consumer loans	53,159	(1,784)	(422)	(820)	5,386	(4,211)	—	—	51,308
Other ABS	116,916	(2,532)	(974)	221	8,876	(9,597)	—	—	112,910
Corporate debt securities	29,419	—	1,096	(339)	3,535	(7,446)	—	—	26,265
Corporate equity securities	10,883	—	—	1,131	2,885	—	—	—	14,899
Loans, at fair value:
Residential mortgage loans	3,559,269	(1,707)	(7,298)	(83,976)	1,684,191	(1,570,624)	—	—	3,579,855
Commercial mortgage loans	675,066	—	(221)	481	182,716	(112,023)	—	—	746,019
Consumer loans	108	(17)	1	6	—	(16)	—	—	82
Corporate loans	52,575	—	—	16	96,971	(100,921)	—	—	48,641
Reverse mortgage loans(3)	13,587,412	(235)	(134)	(4,584)	841,642	(295,841)	—	—	14,128,260
Forward MSR-related investments, at fair value	75,901	2,594	—	870	—	(4,986)	—	—	74,379
MSRs, at fair value(3)	30,040	—	—	249	—	—	—	—	30,289
Loan commitments, at fair value	10,191	—	—	(457)	—	—	—	—	9,734
Loan purchase commitments, at fair value	472	—	—	(472)	—	—	—	—	—
Investments in unconsolidated entities, at fair value	402,259	—	3,447	(1,349)	169,829	(189,616)	—	—	384,570
Financial derivatives–assets, at fair value:
Total return swaps	63	—	576	38	1	(577)	—	—	101
Total assets, at fair value	$19,068,385	$(28,634)	$(7,556)	$(50,661)	$3,067,671	$(2,309,759)	$7,048	$(9,981)	$19,736,513
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$—	$—	$(190)	$—	$190	$—	$—	$—	$—
Credit default swaps on asset-backed securities	(2)	—	—	—	—	—	—	—	(2)
Loan purchase commitments, at fair value	—	—	—	(10,152)	—	—	—	—	(10,152)
Other secured borrowings, at fair value	(3,451,333)	(5,451)	—	121,837	61,601	—	—	—	(3,273,346)
Unsecured borrowings, at fair value	(654,962)	—	(2,235)	8,835	37,750	(148,515)	—	—	(759,127)
HMBS-related obligations, at fair value(3)	(11,057,752)	—	—	(72,547)	285,668	(449,401)	—	—	(11,294,032)
Total liabilities, at fair value	$(15,164,049)	$(5,451)	$(2,425)	$47,973	$385,209	$(597,916)	$—	$—	$(15,336,659)
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
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2026, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2026. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at September 30, 2026.

(In thousands)	Three-Month Period Ended September 30, 2026
Securities, at fair value	$39,679
Loans, at fair value	(90,862)
Forward MSR-related investments, at fair value	870
MSRs, at fair value	249
Loan purchase commitments, at fair value	(10,419)
Loan commitments, at fair value	8,797
Investments in unconsolidated entities, at fair value	(4,016)
Financial derivatives-assets, at fair value	38
Other secured borrowings, at fair value	121,837
Unsecured borrowings, at fair value	7,493
HMBS-related obligations, at fair value	(72,547)
At September 30, 2026, the Company transferred $10.0 million of assets from Level 3 to Level 2 and $7.0 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

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

Nine-Month Period Ended September 30, 2026

(In thousands)	Beginning Balance as of December 31, 2025	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/Payments(1)	Sales/ Issuances(2)	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2026
Assets:
Securities, at fair value:
Agency RMBS	$12,578	$(2,520)	$756	$65	$14,865	$(6,448)	$536	$(8,623)	$11,209
Non-Agency RMBS	267,747	(59,506)	5,228	26,325	286,937	(75,917)	28,015	(23,048)	455,781
CMBS	12,935	(106)	178	(3,717)	2,015	(2,511)	112	(431)	8,475
CLOs	34,265	(2,257)	(4,071)	1,048	22,208	(5,537)	18,809	(10,729)	53,736
Asset-backed securities backed by consumer loans	53,087	(5,461)	(3,401)	1,350	19,349	(13,616)	—	—	51,308
Other ABS	97,773	(7,013)	(4,544)	918	50,703	(24,927)	—	—	112,910
Corporate debt securities	15,530	—	530	1,557	21,911	(13,263)	—	—	26,265
Corporate equity securities	11,654	—	1,541	750	2,976	(2,022)	—	—	14,899
Loans, at fair value:
Residential mortgage loans	3,643,094	829	(7,563)	(101,816)	5,604,864	(5,559,553)	—	—	3,579,855
Commercial mortgage loans	640,712	256	205	(328)	476,621	(371,447)	—	—	746,019
Consumer loans	159	(56)	(19)	54	11	(67)	—	—	82
Corporate loans	25,366	—	—	(148)	153,800	(130,377)	—	—	48,641
Reverse mortgage loans(3)	12,331,316	(684)	(308)	412,429	2,244,695	(859,188)	—	—	14,128,260
Forward MSR-related investments, at fair value	77,852	7,919	—	5,889	—	(17,281)	—	—	74,379
MSRs, at fair value(3)	28,913	—	—	1,376	—	—	—	—	30,289
Loan commitments, at fair value	9,124	—	—	610	—	—	—	—	9,734
Investments in unconsolidated entities, at fair value	312,421	—	14,037	16,600	529,890	(488,378)	—	—	384,570
Financial derivatives–assets, at fair value:
Total return swaps	24	—	857	77	—	(857)	—	—	101
Total assets, at fair value	$17,574,550	$(68,599)	$3,426	$363,039	$9,430,845	$(7,571,389)	$47,472	$(42,831)	$19,736,513
Liabilities:
Financial derivatives–liabilities, at fair value:
Total return swaps	$—	$—	$(323)	$—	$328	$(5)	$—	$—	$—
Credit default swaps on asset-backed securities	(2)	—	1	—	—	(1)	—	—	(2)
Loan purchase commitments, at fair value	(42)	—	—	(10,110)	—	—	—	—	(10,152)
Other secured borrowings, at fair value	(2,945,578)	(13,860)	—	139,089	220,815	(673,812)	—	—	(3,273,346)
Unsecured borrowings, at fair value	(659,832)	—	(2,235)	13,705	37,750	(148,515)	—	—	(759,127)
HMBS-related obligations, at fair value(3)	(10,406,332)	—	—	(387,796)	795,781	(1,295,685)	—	—	(11,294,032)
Total liabilities, at fair value	$(14,011,786)	$(13,860)	$(2,557)	$(245,112)	$1,054,674	$(2,118,018)	$—	$—	$(15,336,659)
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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2026, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2026. The following table details the change in net unrealized gain (loss) for Level 3 financial instruments still held by the Company at September 30, 2026.

(In thousands)	Nine-Month Period Ended September 30, 2026
Securities, at fair value	$32,042
Loans, at fair value	310,596
Forward MSR-related investments, at fair value	5,889
MSRs, at fair value	1,376
Loan purchase commitments, at fair value	(10,152)
Loan commitments, at fair value	9,734
Investments in unconsolidated entities, at fair value	11,685
Financial derivatives-assets, at fair value	77
Other secured borrowings, at fair value	139,089
Unsecured borrowings, at fair value	12,363
HMBS-related obligations, at fair value	(387,796)
At September 30, 2026, the Company transferred $42.8 million of assets from Level 3 to Level 2 and $47.5 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

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
The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$269,485	$269,485	$201,893	$201,893
Restricted cash	33,187	33,187	136,297	136,297
Due from brokers	70,690	70,690	35,919	35,919
Reverse repurchase agreements	661,830	661,830	453,037	453,037
Liabilities:
Repurchase agreements	3,570,514	3,570,514	2,655,444	2,655,444
Other secured borrowings	251,568	251,568	296,398	296,398
Due to brokers	97,765	97,765	48,104	48,104
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

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2026:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$186,818	Market Quotes	Non Binding Third-Party Valuation	$0.46	$215.78	$26.74
	268,963	Discounted Cash Flows
	455,781		Yield	0.7%	80.2%	15.5%
			Projected Collateral Prepayments	0.0%	85.1%	76.6%
			Projected Collateral Losses	0.0%	57.8%	5.1%
			Projected Collateral Recoveries	0.0%	52.0%	3.8%
Non-Agency CMBS	3,900	Market Quotes	Non Binding Third-Party Valuation	$2.55	$84.73	$37.26
	4,575	Discounted Cash Flows
	8,475		Yield	8.7%	37.6%	18.9%
			Projected Collateral Losses	0.0%	92.0%	13.0%
			Projected Collateral Recoveries	8.0%	100.0%	86.3%
CLOs	30,424	Market Quotes	Non Binding Third-Party Valuation	$16.95	$121.16	$76.13
	23,312	Discounted Cash Flows
	53,736		Yield	10.2%	54.2%	16.8%
Agency interest only RMBS	5,696	Market Quotes	Non Binding Third-Party Valuation	$1.63	$25.22	$12.46
	5,513	Option Adjusted Spread ("OAS")
	11,209		SOFR OAS(1)	214	3,265	588
			Projected Collateral Prepayments	8.3%	94.8%	60.2%
ABS	95,322	Market Quotes	Non Binding Third-Party Valuation	$2.03	$100.00	$76.79
	68,896	Discounted Cash Flows
	164,218		Yield	0.0%	45.3%	10.9%
			Projected Collateral Prepayments	0.0%	62.0%	17.7%
			Projected Collateral Losses	0.0%	62.1%	18.0%
Corporate debt and equity	2,468	Enterprise Value	Equity Price-to-Book	0.9x	0.9x	0.9x
	38,696	Discounted Cash Flows	Yield	3.4%	86.8%	22.0%
	41,164
Performing and re-performing residential mortgage loans	1,964,595	Discounted Cash Flows	Yield	2.3%	45.0%	7.2%
Securitized residential mortgage loans(2)(3)	1,385,185	Market Quotes	Non Binding Third-Party Valuation	$0.50	$100.00	$88.02
	88,460	Discounted Cash Flows
	1,473,645		Yield	0.3%	49.8%	7.3%
Non-performing residential mortgage loans	141,615	Discounted Cash Flows	Yield	1.0%	122.4%	8.2%
			Recovery Amount	0.3%	219.2%	84.4%
			Months to Resolution/Maturity	1.9	119.1	24.1
Performing commercial mortgage loans	693,208	Discounted Cash Flows	Yield	7.0%	20.0%	8.6%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Non-performing commercial mortgage loans	$52,811	Discounted Cash Flows	Yield	9.6%	14.2%	12.1%
			Recovery Amount	87.5%	100.0%	96.5%
			Months to Resolution	4.0	10.0	6.5
Consumer loans	82	Discounted Cash Flows	Yield	11.8%	12.0%	12.0%
			Projected Collateral Prepayments	0.0%	28.1%	9.7%
			Projected Collateral Losses	1.6%	85.1%	18.9%
Corporate loans	48,641	Discounted Cash Flows	Yield	0.0%	29.3%	11.3%
Reverse Mortgage Loans—HECM	11,500,613	Discounted Cash Flows	Yield	2.8%	7.2%	5.1%
			Conditional Prepayment Rate	1.9%	39.7%	7.7%
Reverse Mortgage Loans—HECM buyouts	53,153	Discounted Cash Flows	Yield	6.7%	11.4%	8.4%
			Months to Resolution	3.0	328.5	19.2
Reverse Mortgage Loans—Unsecuritized Proprietary	659,887	Discounted Cash Flows	Yield	6.6%	11.3%	7.7%
			Conditional Prepayment Rate	6.2%	27.5%	12.6%
Reverse Mortgage Loans—Securitized Proprietary(2)	1,914,607	Market Quotes	Non Binding Third-Party Valuation	$86.03	$113.70	$103.46
			Yield	5.3%	10.2%	6.0%
Forward MSR-related investments	74,379	Discounted Cash Flows	Yield	9.7%	9.7%	9.7%
			Conditional Prepayment Rate	5.0%	5.0%	5.0%
MSRs	30,289	Discounted Cash Flows	Yield	17.4%	17.4%	17.4%
			Conditional Prepayment Rate	10.5%	44.3%	14.9%
Loan Commitments	9,734	Discounted Cash Flows	Pull-through rate	68.1%	92.0%	70.2%
			Cost to originate	3.6%	8.8%	4.5%
Investment in unconsolidated entities—Loan origination and mortgage-related entities	88,846	Enterprise Value	Equity Price-to-Book(4)	0.5x	2.3x	2.1x
Investment in unconsolidated entities—Other	295,724	Enterprise Value	Net Asset Value	n/a	n/a	n/a
	384,570
Loan Purchase Commitments	(10,152)	Transaction Price	Yield	6.1%	7.8%	6.7%
Total return swaps	101	Discounted Cash Flows	Yield	31.3%	31.3%	31.3%
Credit default swaps on asset-backed securities	(2)	Net Discounted Cash Flows	Projected Collateral Prepayments	22.9%	22.9%	22.9%
			Projected Collateral Losses	8.6%	8.6%	8.6%
			Projected Collateral Recoveries	12.3%	12.3%	12.3%
Other secured borrowings, at fair value(2)	(3,273,346)	Market Quotes	Non Binding Third-Party Valuation	$0.50	$113.70	$97.20
			Yield	5.1%	13.5%	6.1%
			Projected Collateral Prepayments	9.0%	91.0%	59.2%
HMBS-related obligations, at fair value	(11,294,032)	Discounted Cash Flows	Yield	2.7%	7.1%	5.0%
			Conditional Prepayment Rate	6.7%	39.7%	7.7%
Unsecured borrowings, at fair value	(759,127)	Market Quotes	Non Binding Third-Party Valuation	$81.75	$98.36	$97.98
(1)Shown in basis points.
(2)Securitized residential mortgage loans, Reverse Mortgage Loans—Securitized Proprietary, and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFEs as discussed in Note 2.

(3)Includes $68.5 million of non-performing securitized residential mortgage loans.
(4)Represents an estimation of where market participants might value an enterprise on a price-to-book basis. For the range minimum, the range maximum, and the weighted average price-to-book ratio, excludes investments in unconsolidated entities with a total fair value of $0.4 million. Including such investments, the weighted average price-to-book ratio was 2.1x.
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

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS and ABS backed by consumer loans, and corporate debt and equity. The following tables detail the Company's investment in securities as of September 30, 2026 and December 31, 2025.
September 30, 2026:

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
Agency Pass-Throughs:
15-year fixed-rate mortgages	$4,071	$(9)	$4,062	$—	$(260)	$3,802	3.50%	3.69%	2.59
30-year fixed-rate mortgages	186,645	(1,118)	185,527	—	(22,568)	162,959	3.87%	3.80%	7.99
Reverse mortgages	576	30	606	—	(55)	551	4.44%	2.80%	4.08
Agency interest only securities	n/a	n/a	20,801	2,817	(973)	22,645	2.14%	12.40%	4.78
Non-Agency RMBS	321,940	(91,201)	230,739	12,578	(13,935)	229,382	5.46%	7.94%	6.33
CMBS	60,942	(25,174)	35,768	42	(20,163)	15,647	4.23%	5.36%	3.94
Non-Agency interest only securities	n/a	n/a	335,435	54,410	(12,701)	377,144	0.75%	17.83%	6.88
CLOs	n/a	n/a	123,033	1,285	(16,475)	107,843	2.25%	11.58%	7.80
ABS	n/a	n/a	109,598	6,217	(2,905)	112,910	3.65%	10.42%	3.12
ABS backed by consumer loans	162,739	(105,720)	57,019	411	(6,122)	51,308	12.00%	8.98%	1.63
Corporate debt	86,528	(62,536)	23,992	4,696	(2,423)	26,265	0.06%	—%	2.37
Corporate equity	n/a	n/a	13,013	4,862	(2,811)	15,064	n/a	n/a	n/a
U.S. Treasury securities	107,447	(887)	106,560	—	(6,594)	99,966	4.15%	4.15%	8.20
Total Long	930,888	(286,615)	1,246,153	87,318	(107,985)	1,225,486	5.54%	10.35%	6.35
Short:
U.S. Treasury securities	(272,116)	2,391	(269,725)	10,949	—	(258,776)	4.21%	4.20%	6.47
Total Short	(272,116)	2,391	(269,725)	10,949	—	(258,776)	4.21%	4.20%	6.47
Total	$658,772	$(284,224)	$976,428	$98,267	$(107,985)	$966,710	5.24%	9.22%	6.37
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

The following tables detail weighted average life of the Company's long securities as of September 30, 2026 and December 31, 2025.
September 30, 2026(1):

($ in thousands)	MBS			IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(3)	Fair Value	Amortized Cost	Weighted Average Coupon(4)	Fair Value	Amortized Cost	Weighted Average Coupon(4)	Fair Value	Amortized Cost	Weighted Average Coupon(4)
Less than three years	$121,066	$122,998	4.49%	$5,059	$6,155	1.00%	$141,685	$149,005	5.17%
Greater than three years and less than seven years	60,544	58,957	5.16%	321,065	296,441	0.90%	95,554	97,695	3.57%
Greater than seven years and less than eleven years	195,467	234,203	4.48%	64,366	45,430	0.39%	61,087	66,942	0.96%
Greater than eleven years	35,264	40,544	6.82%	9,299	8,210	0.52%	—	—	—%
Total	$412,341	$456,702	4.80%	$399,789	$356,236	0.77%	$298,326	$313,642	4.19%
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
December 31, 2025(1)(2):

($ in thousands)	MBS			IOs			CLOs and Other Securities(3)
Estimated Weighted Average Life(4)	Fair Value	Amortized Cost	Weighted Average Coupon(5)	Fair Value	Amortized Cost	Weighted Average Coupon(5)	Fair Value	Amortized Cost	Weighted Average Coupon(5)
Less than three years	$151,053	$136,131	4.26%	$165,729	$175,859	1.49%	$131,748	$143,309	4.65%
Greater than three years and less than seven years	137,119	137,892	5.28%	35,124	35,778	0.26%	97,330	96,852	4.54%
Greater than seven years and less than eleven years	159,942	182,346	3.77%	17,167	11,072	0.17%	54,507	58,027	1.97%
Greater than eleven years	28,841	27,634	6.78%	3,494	3,003	0.80%	7,845	10,220	0.48%
Total	$476,955	$484,003	4.51%	$221,514	$225,712	0.78%	$291,430	$308,408	4.31%
(1)Conformed to current period presentation.
(2)Excludes U.S. Treasury and corporate equity securities.
(3)Other Securities includes ABS and corporate debt.
(4)Expected average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
(5)Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.
The following table details the components of interest income by security type for the three- and nine-month periods ended September 30, 2026 and 2025:

	Three-Month Period Ended
(In thousands)	September 30, 2026			September 30, 2025
Security Type	Coupon Interest(1)	Net Amortization	Interest Income	Coupon Interest(1)	Net Amortization	Interest Income
Agency RMBS	$3,689	$(1,157)	$2,532	$3,342	$(470)	$2,872
Non-Agency RMBS and CMBS	43,428	(23,323)	20,105	23,148	(11,412)	11,736
CLOs	3,972	(650)	3,322	2,940	(389)	2,551
Other securities(2)	10,501	(4,316)	6,185	6,299	(3,041)	3,258
Total	$61,590	$(29,446)	$32,144	$35,729	$(15,312)	$20,417
(1)Coupon interest includes distributions on interest-only and certain equity tranches.
(2)Other securities includes ABS, corporate debt and equity, and U.S. Treasury securities.

	Nine-Month Period Ended
(In thousands)	September 30, 2026			September 30, 2025
Security Type	Coupon Interest(1)	Net Amortization	Interest Income	Coupon Interest(1)	Net Amortization	Interest Income
Agency RMBS	$10,532	$(2,921)	$7,611	$10,702	$(850)	$9,852
Non-Agency RMBS and CMBS	115,478	(63,459)	52,019	57,825	(29,820)	28,005
CLOs	14,112	(4,027)	10,085	8,268	(2,519)	5,749
Other securities(2)	30,181	(12,474)	17,707	20,027	(6,715)	13,312
Total	$170,303	$(82,881)	$87,422	$96,822	$(39,904)	$56,918
(1)Coupon interest includes distributions on interest-only and certain equity tranches.
(2)Other securities includes ABS, corporate debt and equity, and U.S. Treasury securities.
For the three-month periods ended September 30, 2026 and 2025, the Catch-Up Amortization Adjustment was $0.1 million and $23 thousand, respectively. For the nine-month periods ended September 30, 2026 and 2025, the Catch-Up Amortization Adjustment was $0.3 million and $0.9 million, respectively.
The following tables present proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three- and nine-month periods ended September 30, 2026 and 2025.

(In thousands)	Three-Month Period Ended September 30, 2026				Three-Month Period Ended September 30, 2025
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$4,967	$124	$(948)	$(824)	$41,771	$601	$(705)	$(104)
Non-Agency RMBS and CMBS	7,121	1,052	(466)	586	38,192	2,048	(228)	1,820
CLOs	15,137	288	(335)	(47)	24,887	504	—	504
Other securities(3)	93,811	2,238	(1,061)	1,177	199,404	5,563	(201)	5,362
Total	$121,036	$3,702	$(2,810)	$892	$304,254	$8,716	$(1,134)	$7,582
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(6.4) million and $(1.8) million for the three-month periods ended September 30, 2026 and 2025, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities' cost basis to be uncollectible.
(3)Other securities includes ABS, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

(In thousands)	Nine-Month Period Ended September 30, 2026				Nine-Month Period Ended September 30, 2025
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses(2)	Net Realized Gain (Loss)
Agency RMBS	$12,424	$822	$(948)	$(126)	$83,623	$1,050	$(2,767)	$(1,717)
Non-Agency RMBS and CMBS	95,109	8,728	(584)	8,144	83,281	9,312	(217)	9,095
CLOs	61,299	774	(911)	(137)	54,842	1,261	(1,118)	143
Other securities(3)	334,920	6,700	(1,867)	4,833	650,911	11,842	(8,700)	3,142
Total	$503,752	$17,024	$(4,310)	$12,714	$872,657	$23,465	$(12,802)	$10,663
(1)Includes proceeds on sales of securities not yet settled as of period end.
(2)Excludes realized losses of $(15.9) million and $(8.1) million for the nine-month periods ended September 30, 2026 and 2025, respectively, related to adjustments to the cost basis of certain securities for which the Company has determined all or a portion of such securities' cost basis to be uncollectible.
(3)Other securities includes ABS, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.

The following tables present the fair value and gross unrealized losses of the Company's long securities, excluding those where there are expected credit losses as of the balance sheet date in relation to such securities' cost basis, by length of time that such securities have been in an unrealized loss position at September 30, 2026 and December 31, 2025.
September 30, 2026:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$71,920	$(2,477)	$97,470	$(20,619)	$169,390	$(23,096)
Non-Agency RMBS and CMBS	36,975	(1,348)	14,346	(909)	51,321	(2,257)
CLOs	27,104	(1,607)	7,036	(2,279)	34,140	(3,886)
Other securities(1)	134,752	(7,750)	3,197	(1,930)	137,949	(9,680)
Total	$270,751	$(13,182)	$122,049	$(25,737)	$392,800	$(38,919)
(1)Other securities includes ABS, U.S. Treasury securities, and corporate debt and equity securities.
December 31, 2025:

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$1,095	$(106)	$119,269	$(14,236)	$120,364	$(14,342)
Non-Agency RMBS and CMBS	33,264	(2,056)	19,314	(3,693)	52,578	(5,749)
CLOs	18,099	(1,054)	605	(597)	18,704	(1,651)
Other securities(1)	13,169	(4,162)	2,889	(901)	16,058	(5,063)
Total	$65,627	$(7,378)	$142,077	$(19,427)	$207,704	$(26,805)
(1)Other securities includes ABS, U.S. Treasury securities, and corporate debt and equity securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. As of September 30, 2026 and December 31, 2025, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $47.0 million and $42.3 million, respectively, related to adverse changes in estimated future cash flows on its securities.
The Company has determined for certain securities that a portion of such securities' cost basis is not collectible. For the three-month periods ended September 30, 2026 and 2025, the Company recognized realized losses on these securities of $(6.4) million and $(1.8) million, respectively. For the nine-month periods ended September 30, 2026 and 2025, the Company recognized realized losses on these securities of $(15.9) million and $(8.1) million, respectively. Such losses are reflected in Net realized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer, corporate, and reverse mortgage loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026		December 31, 2025
Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loans	$3,777,650	$3,579,855	$3,739,813	$3,643,094
Commercial mortgage loans	750,557	746,019	648,592	640,712
Consumer loans	96	82	190	159
Corporate loans	49,629	48,641	25,767	25,366
Reverse mortgage loans	13,372,548	14,128,260	11,586,369	12,331,316
Total	$17,950,480	$18,502,857	$16,000,731	$16,640,647
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
The following table provides details, by loan type, for residential and commercial mortgage and consumer loans that are 90 days or more past due as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$245,868	$220,164	$276,604	$256,244
Commercial mortgage loans	57,114	52,811	64,770	64,050
Consumer loans	6	2	15	7
Residential Mortgage Loans
The tables below detail certain information regarding the Company's residential mortgage loans as of September 30, 2026 and December 31, 2025.
September 30, 2026:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$3,777,650	$48,601	$3,826,251	$5,673	$(252,069)	$3,579,855	7.36%	6.89%	5.42
(1)Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
(2)Includes $1.450 billion of non-QM loans and residential transition loans (or "RTL") that have been securitized and are held in consolidated securitization trusts. Such loans had $(200.0) million of gross unrealized losses. See Residential Mortgage Loan Securitizations in Note 13 for additional information.
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

The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as a percentage of total outstanding unpaid principal balance as of September 30, 2026 and December 31, 2025:

Property Location	September 30, 2026	December 31, 2025
North America:
United States:
California	25.0%	25.5%
Florida	16.0%	17.1%
Texas	9.8%	9.1%
Arizona	3.4%	3.4%
New Jersey	3.4%	3.9%
Washington	3.1%	2.5%
Utah	2.8%	3.2%
Tennessee	2.6%	1.6%
North Carolina	2.5%	2.2%
Georgia	2.3%	2.6%
South Carolina	2.3%	1.7%
New York	2.2%	2.4%
Pennsylvania	2.1%	2.8%
Illinois	2.1%	2.1%
Colorado	1.7%	1.8%
Oregon	1.7%	1.8%
Nevada	1.6%	1.6%
Massachusetts	1.4%	1.6%
Virginia	1.3%	1.0%
Idaho	1.1%	—%
Connecticut	1.0%	1.1%
Ohio	1.0%	1.1%
Maryland	1.0%	0.8%
Other	7.7%	8.1%
	99.1%	99.0%
Europe:
United Kingdom	0.9%	1.0%
	100.0%	100.0%
The following table presents information on the Company's non-performing and re-performing residential mortgage loans as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(In thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Re-performing	$21,427	$19,745	$23,062	$22,148
Non-performing	235,199	210,077	266,485	246,586
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis.
As of September 30, 2026 and December 31, 2025, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $133.5 million and $133.3 million, respectively.

Commercial Mortgage Loans
The tables below detail certain information regarding the Company's commercial mortgage loans as of September 30, 2026 and December 31, 2025:
September 30, 2026:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$750,557	$(3,992)	$746,565	$—	$(546)	$746,019	8.78%	8.91%	1.22
(1)Excludes non-performing commercial mortgage loans, in non-accrual status, with a fair value of $52.8 million.
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
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as a percentage of total outstanding unpaid principal balance as of September 30, 2026 and December 31, 2025:

Property Location by U.S. State	September 30, 2026	December 31, 2025
Florida	29.0%	24.3%
New York	24.5%	19.9%
Texas	12.6%	11.5%
New Jersey	6.0%	8.0%
Kentucky	3.5%	—%
Pennsylvania	3.4%	2.2%
Georgia	3.3%	2.8%
South Carolina	2.6%	6.1%
Illinois	2.3%	3.8%
Louisiana	1.6%	2.7%
Connecticut	1.5%	1.8%
North Carolina	1.5%	1.8%
Arkansas	1.3%	—%
Washington	1.3%	1.5%
Mississippi	1.2%	1.3%
Virginia	1.1%	4.4%
Tennessee	1.0%	1.0%
Maryland	1.0%	1.0%
Michigan	—%	1.9%
Colorado	—%	1.8%
Other	1.3%	2.2%
	100.0%	100.0%
As of September 30, 2026, the Company had five non-performing commercial mortgage loans with an unpaid principal balance and fair value of $57.1 million and $52.8 million, respectively. As of December 31, 2025, the Company had seven non-

performing commercial mortgage loans with an unpaid principal balance and fair value of $64.8 million and $64.1 million, respectively.
As described in Note 2, the Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis. As of September 30, 2026 and December 31, 2025, the expected future credit losses, which the Company tracks for purposes of calculating interest income, of $0.3 million and $0.4 million, respectively, related to adverse changes in estimated future cash flows on its commercial mortgage loans.
As of September 30, 2026, the Company had one commercial mortgage loan in the process of foreclosure; such loan had an unpaid principal balance and fair value of $11.5 million and $11.5 million, respectively. As of December 31, 2025, the Company did not have any commercial mortgage loans in the process of foreclosure.
Consumer Loans
The tables below detail certain information regarding the Company's consumer loans as of September 30, 2026 and December 31, 2025:
September 30, 2026:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Life (Years)(1)	Delinquency (Days)
Consumer loans, held-for-investment	$96	$146	$242	$20	$(180)	$82	0.82	11
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
The table below provides details on the delinquency status as a percentage of total unpaid principal balance of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of September 30, 2026 and December 31, 2025.

Days Past Due	September 30, 2026	December 31, 2025
Current	80.6%	78.1%
30-59 Days	5.2%	9.5%
60-89 Days	8.4%	4.2%
90-119 Days	5.8%	8.2%
	100.0%	100.0%
As described in Note 2, the Company evaluates the cost basis of its consumer loans for impairment on at least a quarterly basis. As of both September 30, 2026 and December 31, 2025, the Company had expected future credit losses, which it tracks for purposes of calculating interest income, of $0.2 million on its consumer loans. The Company has determined for certain of its consumer loans that a portion of such loans' cost basis is not collectible. For the nine-month periods ended September 30, 2026 and 2025, the Company recognized realized losses on these loans of $(21) thousand and $(23) thousand, respectively; no such losses were recognized for the three-month periods ended September 30, 2026 and 2025.

Corporate Loans
The tables below detail certain information regarding the Company's corporate loans as of September 30, 2026 and December 31, 2025:
September 30, 2026:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$49,629	$(1,351)	$48,278	$581	$(218)	$48,641	11.02%	2.02
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
December 31, 2025:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)	$25,767	$(912)	$24,855	$511	$—	$25,366	11.31%	2.32
(1)See Note 24 for further details on the Company's unfunded commitments related to certain of its corporate loans.
Reverse Mortgage Loans
The tables below detail certain information regarding the Company's reverse mortgage loans as of September 30, 2026 and December 31, 2025.
September 30, 2026:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans(1)	$10,888,245	$11,553,766	6.21%	4.52
Proprietary reverse mortgage loans	2,484,303	2,574,494	9.60%	19.18
Total reverse mortgage loans, held-for-investment	$13,372,548	$14,128,260	6.84%	7.19
(1)Includes unpoolable HECM loans with an unpaid principal balance of $67.5 million.
December 31, 2025:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Coupon	Life (Years)
Reverse mortgage loans, held-for-investment
HECM loans(1)	$10,081,026	$10,690,598	5.89%	4.77
Proprietary reverse mortgage loans	1,505,343	1,640,718	9.56%	15.99
Total reverse mortgage loans, held-for-investment	$11,586,369	$12,331,316	6.36%	6.26
(1)Includes unpoolable HECM loans with an unpaid principal balance of $59.1 million.
During the three- and nine-month periods ended September 30, 2025, the Company transferred proprietary reverse mortgage loans held-for-sale with an unpaid principal balance of $379.3 million and $580.0 million, respectively, to held-for-investment.
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
The following table provides details on the Company's unpoolable HECM loans as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026		December 31, 2025
Unpoolable HECM Loan Type	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
ABOs	$26,354	$25,166	$29,757	$28,468
NABOs	32,985	27,987	23,169	19,011
Other HECM loans(1)	8,111	8,121	6,142	6,149
Total unpoolable HECM loans	$67,450	$61,274	$59,068	$53,628
(1)Includes HECM tail loans where the borrower is not in compliance with the terms of the underlying loan.
As of September 30, 2026, the Company had $738.0 million in unpaid principal balance of inactive reverse mortgage loans, of which $623.1 million related to HECM loans and the remainder related to proprietary reverse mortgage loans. As of December 31, 2025, the Company had $520.1 million in unpaid principal balance of inactive reverse mortgage loans, of which $469.2 million related to HECM loans and the remainder related to proprietary reverse mortgage loans.
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's reverse mortgage loans as a percentage of total outstanding unpaid principal balance, as of September 30, 2026 and December 31, 2025.

Property Location by U.S. State	September 30, 2026	December 31, 2025
California	30.2%	29.9%
Florida	8.9%	8.9%
Colorado	6.3%	6.6%
Arizona	5.9%	6.2%
Washington	5.1%	5.2%
Texas	4.9%	4.9%
Utah	4.7%	4.9%
New York	3.1%	2.7%
Oregon	2.7%	2.8%
Idaho	2.5%	2.5%
North Carolina	2.2%	2.2%
Massachusetts	2.2%	2.2%
Nevada	2.0%	2.1%
Georgia	1.7%	1.7%
Tennessee	1.6%	1.6%
New Jersey	1.6%	1.4%
South Carolina	1.4%	1.4%
Virginia	1.4%	1.4%
Ohio	1.2%	1.3%
Pennsylvania	1.0%	1.0%
Other	9.4%	9.1%
	100.0%	100.0%

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
As of September 30, 2026, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.6 billion, and the fair value of such Reverse MSRs was $30.3 million. As of December 31, 2025, the Company's Reverse MSRs related to underlying reverse mortgage loans with an aggregate unpaid principal balance of $2.7 billion, and the fair value of such Reverse MSRs was $28.9 million.
The fair value of the Company's MSRs is driven by the net cash flows associated with servicing activities, which include contractually specified servicing fees, late fees, and other ancillary servicing revenue. For the three-month periods ended September 30, 2026 and 2025, the Company recognized a gain (loss) related to its Reverse MSRs of $0.2 million and $(0.2) million, respectively. For the nine-month periods ended September 30, 2026 and 2025, the Company recognized a gain (loss) related to its Reverse MSRs of $1.4 million and $(0.7) million, respectively, which is included in Other, net, on the Consolidated Statement of Operations.
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
Under certain circumstances, the Company can direct the Forward MSR Master Servicer to finance all or some of the Underlying Forward MSRs, alongside other similar MSRs that the Forward MSR Master Servicer oversees on behalf of third parties unrelated to the Company. Proceeds from such financing are distributed to the Company and must be repaid by the Company upon repayment of corresponding financing by the Forward MSR Master Servicer. As of both September 30, 2026 and December 31, 2025, the fair value of the Forward MSR-related investments takes into account the Forward MSR Master Servicer's $93.5 million of outstanding borrowings for the benefit of the Company, which were secured by the Underlying Forward MSRs.
The Company has elected the FVO for its investments under the Forward MSR Agreements which are reflected in Forward MSR-related investments, at fair value, on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Other, net.

As of September 30, 2026 and December 31, 2025, the fair value of the Company's investments in Forward MSR-related investments was $74.4 million and $77.9 million, respectively. The following table presents activity related to the Company’s investments in Forward MSR-related investments for the three- and nine-month periods ended September 30, 2026 and 2025.

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Forward MSR-related investments, at fair value, beginning balance	$75,901	$81,256	$77,852	$77,848
Distributions	(4,984)	(7,024)	(17,279)	(21,187)
Accretion of interest income	2,594	2,622	7,919	8,203
Change in unrealized gain (loss)	868	(2,160)	5,887	9,830
Forward MSR-related investments, at fair value, ending balance	$74,379	$74,694	$74,379	$74,694
8. Investments in Unconsolidated Entities
The Company has various equity investments in entities where it has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of September 30, 2026 and December 31, 2025, the Company's investments in unconsolidated entities had an aggregate fair value of $384.6 million and $312.4 million, respectively, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of September 30, 2026 and December 31, 2025, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $302.4 million and $240.2 million, respectively.
For the three-month periods ended September 30, 2026 and 2025, the Company recognized Earnings (losses) from investments in unconsolidated entities of $2.1 million and $13.1 million, respectively. For the nine-month periods ended September 30, 2026 and 2025, the Company recognized Earnings (losses) from investments in unconsolidated entities of $30.6 million and $38.4 million, respectively. Gains (losses) recognized from the Company's investments in unconsolidated entities are included in Earnings (losses) from investments in unconsolidated entities, on its Consolidated Statement of Operations.
The following table provides details about the Company's investments in unconsolidated entities as of September 30, 2026 and December 31, 2025:

		Percentage Ownership of Unconsolidated Entity
Investment in Unconsolidated Entity(1)	Form of Investment	September 30, 2026	December 31, 2025
Loan Originators:
LendSure Mortgage Corp.(2)	Common shares	63.1%	63.1%
Other(1)	Various	10.0%–50.0%	10.0%–50.0%
Co-investments with Ellington affiliates:
Elizon DB 2015-1 LLC(3)(4)	Membership Interest	33.4%	30.0%
Elizon NM CRE 2020-1 LLC(3)(5)	Membership Interest	36.2%	16.8%
Elizon CH CRE 2021-1 LLC(3)(6)	Membership Interest	24.3%	33.0%
Equity investments in securitization-related vehicles, including risk retention vehicles(7)	Membership Interest	24.6%–92.2%	24.6%–86.1%
Other:
Other(3)	Various	21.0%–79.0%	12.5%–79.0%
(1)See Note 16 for additional details on the Company's related party transactions.
(2)As of September 30, 2026 and December 31, 2025, includes both voting and non-voting equity interests held by the Company. See Note 16 Related Party Transactions—Transactions Involving Certain Loan Originators for additional information.
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
(4)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership, before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 65.6% and 65.1% as of September 30, 2026 and December 31, 2025, respectively.

(5)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership, before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 68.9% and 78.1% as of September 30, 2026 and December 31, 2025, respectively.
(6)As discussed in Note 16 Related Party Transactions—Participation in Multi-Borrower Financing Facilities, the Company and the Affiliated Entities (as defined in Note 16) each consolidate their segregated silos of the Joint Entity (as defined in Note 16). The Company's effective percentage ownership, before the effects of consolidation of both its and the Affiliated Entities' respective segregated silos of the Joint Entity, was 75.4% and 68.6% as of September 30, 2026 and December 31, 2025, respectively.
(7)Includes interests in various risk retention vehicles, as discussed in Note 13. The Company evaluated its interest in each entity in accordance with ASC 810, and has determined that the Company does not control these entities. As a result, the Company has not consolidated these entities. See Note 13 for additional details on the Company's securitization transactions.
9. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following tables detail activity in the Company's carrying value of REO for the three- and nine-month periods ended September 30, 2026 and 2025:

	Three-Month Periods Ended
	September 30, 2026		September 30, 2025
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance	190	$81,042	129	$48,821
Transfers from mortgage loans	87	35,070	64	18,207
Capital expenditures and other adjustments to cost		358		378
Adjustments to record at the lower of cost or fair value		(4,068)		794
Dispositions	(35)	(10,675)	(47)	(16,117)
Ending Balance	242	$101,727	146	$52,083

	Nine-Month Periods Ended
	September 30, 2026		September 30, 2025
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance	177	$75,548	117	$46,661
Transfers from mortgage loans	209	99,029	159	65,298
Capital expenditures and other adjustments to cost		1,088		450
Adjustments to record at the lower of cost or fair value		(3,956)		(3,681)
Dispositions	(144)	(69,982)	(130)	(56,645)
Ending Balance	242	$101,727	146	$52,083
During the three-month period ended September 30, 2026, the Company sold 35 REO properties, realizing a net gain (loss) of approximately $(1.5) million. During the three-month period ended September 30, 2025, the Company sold 47 REO properties, realizing a net gain (loss) of approximately $(3.4) million. During the nine-month period ended September 30, 2026, the Company sold 144 REO properties, realizing a net gain (loss) of approximately $(11.7) million. During the nine-month period ended September 30, 2025, the Company sold 130 REO properties, realizing a net gain (loss) of approximately $(5.7) million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Consolidated Statement of Operations. As of both September 30, 2026 and December 31, 2025, the Company's REO had primarily been obtained as a result of obtaining physical possession through foreclosure. Of the Company's total REO holdings, $67.2 million and $41.7 million were measured at fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025, respectively.

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
The following table details the fair value of the Company's holdings of financial derivatives as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$—	$87
TBA securities sale contracts	10,014	170
Fixed payer interest rate swaps	298,572	76,670
Fixed receiver interest rate swaps	681	52,228
Credit default swaps on asset-backed indices	1,327	2,206
Credit default swaps on corporate bond indices	21,467	4,621
Options	7,175	5,607
Futures	6,474	1,095
Forwards	750	14
Total return swaps	101	24
Warrants	1	1
Total financial derivatives–assets, at fair value	346,562	142,723
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(1,205)	(54)
TBA securities sale contracts	—	(544)
Fixed payer interest rate swaps	(181)	(13,411)
Fixed receiver interest rate swaps	(173,961)	(13,386)
Credit default swaps on asset-backed securities	(2)	(2)
Credit default swaps on corporate bonds	(87)	(155)
Credit default swaps on corporate bond indices	(19,313)	(25,407)
Options	(570)	—
Futures	—	(45)
Forwards	—	(69)
Total financial derivatives–liabilities, at fair value	(195,319)	(53,073)
Total	$151,243	$89,650

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of September 30, 2026 and December 31, 2025:
September 30, 2026:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$25,850	$(38)	3.92%	3.90%	0.09
2027	2,956,511	36,524	3.40	3.90	0.97
2028	3,549,103	44,427	3.93	3.86	1.73
2029	172,786	8,496	2.97	3.90	2.85
2030	552,019	30,680	3.30	3.90	3.93
2031	737,814	36,161	3.65	3.81	4.74
2032	162,148	16,795	2.82	3.90	5.84
2033	280,668	24,176	3.32	3.90	6.52
2034	51,656	4,992	3.38	3.90	7.91
2035	176,608	12,514	3.71	3.90	8.84
2036	613,294	24,513	4.37	3.58	9.84
2037	35,000	6,843	2.61	3.90	10.87
2039	11,322	1,194	3.85	3.90	12.94
2040	77,873	7,740	3.97	3.90	13.64
2041	198,754	12,566	4.39	3.75	14.79
2045	12,500	1,448	4.07	3.90	18.55
2050	500	292	0.98	3.88	24.07
2053	2,780	701	3.32	3.90	27.24
2054	1,095	203	3.76	3.90	28.23
2055	103,640	15,646	3.99	3.90	28.94
2056	147,590	12,518	4.42	3.87	29.78
Total	$9,869,511	$298,391	3.70%	3.85%	3.87

December 31, 2025:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$288,763	$(207)	3.78%	3.87%	0.70
2027	4,582,588	(920)	3.48	3.87	1.66
2028	483,753	3,341	3.22	3.87	2.56
2029	248,214	2,879	3.09	3.87	3.65
2030	779,845	4,879	3.34	3.87	4.69
2031	157,766	17,798	1.51	3.87	5.45
2032	173,815	8,916	2.80	3.87	6.57
2033	240,259	8,205	3.20	3.87	7.23
2034	235,312	6,594	3.35	3.87	8.72
2035	664,582	1,524	3.75	3.87	9.59
2036	1,102	273	1.19	3.87	10.13
2037	45,000	4,753	2.81	3.87	11.66
2038	32,500	(258)	4.01	3.87	12.67
2039	11,322	173	3.85	3.87	13.69
2040	125,645	658	3.98	3.87	14.51
2045	12,500	115	4.07	3.87	19.30
2050	500	248	0.98	3.64	24.82
2053	2,780	388	3.32	3.87	27.99
2054	3,874	223	3.81	3.87	28.99
2055	133,654	3,677	3.99	3.87	29.69
Total	$8,223,774	$63,259	3.42%	3.87%	4.03

The following tables provide information about the Company's fixed receiver interest rate swaps as of September 30, 2026 and December 31, 2025:
September 30, 2026:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$3,684	$7	3.90%	3.97%	0.10
2027	1,085,819	(8,891)	3.90	3.84	0.94
2028	2,126,311	(25,346)	3.90	4.03	1.85
2029	533,084	(3,647)	3.90	4.39	2.59
2030	581,794	(20,183)	3.90	3.78	3.87
2031	628,896	(21,884)	3.76	3.96	4.70
2032	50,756	(2,967)	3.90	3.24	5.97
2033	182,410	(7,164)	3.90	4.13	7.07
2034	28,103	(1,496)	3.90	3.98	7.55
2035	313,139	(19,465)	3.90	3.90	8.59
2036	454,937	(25,348)	3.90	4.16	9.69
2038	17,270	(2,263)	3.90	3.54	12.23
2040	39,332	(4,201)	3.90	3.92	13.87
2041	156,744	(10,954)	3.90	4.32	14.70
2050	500	(301)	3.90	0.90	24.07
2053	9,111	(2,289)	3.90	3.33	27.24
2054	7,004	(1,427)	3.90	3.65	28.12
2055	46,623	(6,777)	3.90	4.02	29.15
2056	111,383	(8,684)	3.90	4.46	29.79
Total	$6,376,900	$(173,280)	3.89%	4.01%	4.49

December 31, 2025:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$409,789	$2,109	3.87%	4.75%	0.18
2027	2,198,911	1,264	3.87	3.44	1.77
2028	667,324	8,294	3.87	3.82	2.74
2029	477,084	15,486	3.87	4.37	3.29
2030	775,880	8,178	3.87	3.72	4.56
2031	5,485	(117)	3.87	3.14	5.72
2032	80,390	(1,051)	3.87	3.38	6.73
2033	172,564	6,043	3.87	4.15	7.86
2034	163,483	1,485	3.87	3.84	8.54
2035	865,242	3,483	3.87	3.83	9.43
2038	29,938	(1,251)	3.87	3.54	12.98
2039	5,637	(139)	3.87	3.76	13.19
2040	105,198	(1,551)	3.87	3.90	14.66
2050	500	(258)	3.87	0.90	24.82
2053	9,111	(1,263)	3.87	3.33	27.99
2054	7,004	(606)	3.87	3.65	28.87
2055	82,955	(1,264)	3.87	4.06	29.89
Total	$6,056,495	$38,842	3.87%	3.78%	4.51
Credit Default Swaps
The following table provides information about the Company's credit default swaps as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$170	$16	11.24	$190	$9	11.99
Credit default swaps on corporate bond indices	468,225	21,467	4.14	165,010	4,621	3.69
Short:
Credit default swaps on asset-backed indices	(9,147)	1,311	34.69	(26,693)	2,197	33.05
Liability:
Short:
Credit default swaps on asset-backed securities	(45)	(2)	8.99	(46)	(2)	9.74
Credit default swaps on corporate bonds	(13,000)	(87)	0.72	(13,000)	(155)	1.47
Credit default swaps on corporate bond indices	(748,175)	(19,313)	4.35	(1,034,704)	(25,407)	4.76
	$(301,972)	$3,392	4.46	$(909,243)	$(18,737)	5.74
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.

Futures
The following table provides information about the Company's long and short positions in futures as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
Description	Notional Amount	Fair Value	Remaining Months to Expiration	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)			(In thousands)
Assets:
Short Contracts:
U.S. Treasury futures	$(245,100)	$6,474	2.77	$(207,400)	$1,095	2.64
Liabilities:
Long Contracts:
U.S. Treasury futures	—	—	—	1,900	(35)	2.63
Short Contracts:
U.S. Treasury futures	—	—	—	(49,800)	(10)	3.00
Total, net	$(245,100)	$6,474	2.77	$(255,300)	$1,050	2.71
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
As of September 30, 2026 and December 31, 2025, the Company had outstanding TBA purchase and sale contracts as follows:

	September 30, 2026				December 31, 2025
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$—	$—	$—	$—	$25,044	$23,572	$23,659	$87
Liabilities	56,416	50,559	49,354	(1,205)	64,444	61,685	61,631	(54)
	56,416	50,559	49,354	(1,205)	89,488	85,257	85,290	33
Sale contracts:
Assets	(405,073)	(385,473)	(375,459)	10,014	(122,997)	(117,545)	(117,375)	170
Liabilities	—	—	—	—	(205,377)	(206,488)	(207,032)	(544)
	(405,073)	(385,473)	(375,459)	10,014	(328,374)	(324,033)	(324,407)	(374)
Total TBA securities, net	$(348,657)	$(334,914)	$(326,105)	$8,809	$(238,886)	$(238,776)	$(239,117)	$(341)
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

Options
The following tables provide information about the Company's options contracts as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
Type	Notional Amount	Fair Value	Months to Expiration	Notional Amount	Fair Value	Months to Expiration
	(In thousands)			(In thousands)
Long put options on listed indices	$10,606	$7,175	6.05	$8,575	$5,607	7.20
Short put options on listed indices	(4,139)	(570)	2.67	—	—	—
Total put options	$6,467	$6,605	5.10	$8,575	$5,607	7.20
Gains and losses on the Company's derivative contracts for the three- and nine-month periods ended September 30, 2026 and 2025 are summarized in the tables below:

		Three-Month Period Ended September 30, 2026
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$10,795	$10,936	$21,731	$(4,527)	$18,343	$13,816
Credit default swaps on asset-backed indices	Credit		(66)	(66)		199	199
Credit default swaps on corporate bond indices	Credit		(2,326)	(2,326)		1,178	1,178
Credit default swaps on corporate bonds	Credit		(33)	(33)		24	24
TBAs	Interest Rate		5,651	5,651		10,576	10,576
Futures	Interest Rate		10,432	10,432		7,154	7,154
Forwards	Currency		(355)	(355)		470	470
Total return swaps	Credit		386	386		38	38
Options	Credit		(126)	(126)		(392)	(392)
Warrants	Credit		—	—		(2)	(2)
Total		$10,795	$24,499	$35,294	$(4,527)	$37,588	$33,061
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $10 thousand, which is included on the Consolidated Statement of Operations in Other, net.

		Three-Month Period Ended September 30, 2025
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	Interest Rate	$15,657	$(2,193)	$13,464	$(5,736)	$(7,332)	$(13,068)
Credit default swaps on asset-backed indices	Credit		(157)	(157)		(219)	(219)
Credit default swaps on corporate bond indices	Credit		(12,614)	(12,614)		7,499	7,499
Credit default swaps on corporate bonds	Credit		(33)	(33)		11	11
TBAs	Interest Rate		(2,759)	(2,759)		138	138
Futures	Interest Rate		(5,051)	(5,051)		3,583	3,583
Forwards	Currency		(120)	(120)		325	325
Total return swaps	Credit		—	—		13	13
Options	Credit		(1,065)	(1,065)		(1,479)	(1,479)
Total		$15,657	$(23,992)	$(8,335)	$(5,736)	$2,539	$(3,197)

		Nine-Month Period Ended September 30, 2026
Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives(1)
(In thousands)
Interest rate swaps	Interest Rate	$25,901	$11,090	$36,991	$(6,619)	$33,300	$26,681
Credit default swaps on asset-backed indices	Credit		320	320		(445)	(445)
Credit default swaps on asset-backed securities	Credit		1	1		—	—
Credit default swaps on corporate bond indices	Credit		(3,316)	(3,316)		135	135
Credit default swaps on corporate bonds	Credit		(99)	(99)		68	68
TBAs	Interest Rate		15,194	15,194		9,150	9,150
Futures	Interest Rate		18,468	18,468		5,424	5,424
Forwards	Currency		146	146		806	806
Total return swaps	Credit		534	534		77	77
Options	Credit		(8,787)	(8,787)		2,679	2,679
Total		$25,901	$33,551	$59,452	$(6,619)	$51,194	$44,575
(1)Includes foreign currency remeasurement on financial derivatives in the amount of $10 thousand, which is included on the Consolidated Statement of Operations in Other, net.

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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine-month period ended September 30, 2026 and the year ended December 31, 2025:

Derivative Type	Nine-Month Period Ended September 30, 2026	Year Ended December 31, 2025
	(In thousands)
Interest rate swaps	$15,438,714	$11,501,990
Credit default swaps	996,845	1,164,093
TBAs	655,298	401,288
Futures	258,470	213,100
Forwards	36,668	22,082
Options	8,660	6,382
Total return swaps	8,261	428
Warrants	112	105
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of September 30, 2026 and December 31, 2025, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (CMBX and ABX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at September 30, 2026 and December 31, 2025 are summarized below:

Credit Derivatives	September 30, 2026	December 31, 2025
(In thousands)
Fair Value of Written Credit Derivatives, Net	$21,483	$4,630
Notional Value of Written Credit Derivatives(1)	468,395	165,200
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
A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of September 30, 2026, the implied credit spreads on the Company's outstanding written credit derivatives ranged from 47 to 328 basis points as compared to 50 to 316 basis points as of December 31, 2025. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of September 30, 2026 and December 31, 2025 was $24.5 million and $4.6 million, respectively.
11. Other Assets
The following table provides additional details of the Company's assets included in Other assets on the Consolidated Balance Sheet at September 30, 2026 and December 31, 2025.

Other Assets	September 30, 2026	December 31, 2025
	(In thousands)
Accounts receivable	$10,715	$7,449
Prepaid expenses, advances, and deferred offering costs	8,178	6,804
Prepaid scheduled draws on reverse mortgage loans and amounts due from sub-servicer	5,262	3,620
Intangible assets	4,520	1,786
Leases—right of use assets(1)	3,742	3,992
Certificates of deposit, security deposits, and escrow cash	1,663	853
Property and equipment(3)	2,084	868
Receivables and claims related to reverse mortgage loans(2)	529	1,074
	$36,693	$26,446
(1)See Note 24 for additional details on the Company's leases and ROU assets.
(2)Includes receivables from third parties and claims to HUD. See Note 13, Issuance of HMBS for discussion on the maximum claim amount related to reverse mortgage loans in HMBS.
(3)Net of accumulated depreciation.

The Company has identified and recognized various intangible assets acquired in connection with certain business combinations. The following table details the Company's intangible assets as of September 30, 2026 and December 31, 2025.

	September 30, 2026				December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(In thousands)			(In months)	(In thousands)			(In months)
Intangible Asset:
Internally developed software	$1,890	$—	$1,890	50	$—	$—	$—	n/a
Trademarks/trade names	1,200	—	1,200	Indefinite	1,200	—	1,200	Indefinite
Customer relationships	700	(140)	560	240	700	(114)	586	240
Favorable Contract Terms	582	—	582	18	—	—	—	n/a
Contract Asset	288		288	60	—	—	—	n/a
Total identified intangible assets	$4,660	$(140)	$4,520		$1,900	$(114)	$1,786
The following table summarizes changes in the net carrying value of the Company's intangible assets for the three- and nine-month periods ended September 30, 2026 and 2025.

	Three-Month Period Ended September 30, 2026
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Favorable Contract Terms	Contract Asset	Total
Net carrying value of intangible assets —Beginning Balance	$—	$1,200	$569	$—	$—	$1,769
Intangible assets acquired	1,890	—	—	582	288	2,760
Accumulated Amortization	—	—	(9)	—	—	(9)
Net carrying value of intangible assets —Ending Balance	$1,890	$1,200	$560	$582	$288	$4,520

	Three-Month Period Ended September 30, 2025
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets —Beginning Balance	$116	$1,200	$604	$1,920
Accumulated Amortization	(116)	—	(9)	(125)
Net carrying value of intangible assets —Ending Balance	$—	$1,200	$595	$1,795

	Nine-Month Period Ended September 30, 2026
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Favorable Contract	Contract Asset	Total
Net carrying value of intangible assets —Beginning Balance	$—	$1,200	$586	$—	$—	$1,786
Intangible assets acquired	1,890	—	—	582	288	2,760
Accumulated Amortization	—	—	(26)	—	—	(26)
Net carrying value of intangible assets —Ending Balance	$1,890	$1,200	$560	$582	$288	$4,520

	Nine-Month Period Ended September 30, 2025
(In thousands)	Internally Developed Software	Trademarks/Trade Names	Customer Relationships	Total
Net carrying value of intangible assets —Beginning Balance	$350	$1,200	$621	$2,171
Accumulated Amortization	(350)	—	(26)	(376)
Net carrying value of intangible assets —Ending Balance	$—	$1,200	$595	$1,795
The following table summarizes the Company's estimated future amortization expense on its intangible assets.

September 30, 2026
(In thousands)
2026	$308
2027	934
2028	611
2029	546
2030	471
Thereafter	450
Total	$3,320
12. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025. See Note 13 and Note 16 for additional information on the Company's consolidated VIEs.

(In thousands)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$778	$603
Restricted cash	32,949	134,685
Securities, at fair value	51,308	53,087
Loans, at fair value	6,361,301	5,614,700
Forward MSR-related investments, at fair value	26,994	30,691
Investments in unconsolidated entities, at fair value	133,167	101,112
Real estate owned	78,560	54,571
Investment related receivables	62,399	46,519
Other assets	12	3,071
Total Assets	$6,747,468	$6,039,039
Liabilities
Repurchase agreements	$1,912,853	$1,819,906
Other secured borrowings	133,572	29,220
Other secured borrowings, at fair value	3,273,346	2,945,578
Interest payable	8,387	6,386
Accrued expenses and other liabilities	1,851	2,427
Total Liabilities	5,330,009	4,803,517
Total Stockholders' Equity	1,399,886	1,214,765
Non-controlling interests	17,573	20,757
Total Equity	1,417,459	1,235,522
Total Liabilities and Equity	$6,747,468	$6,039,039

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
Pursuant to each Ellington-sponsored CLO Securitization, a newly formed securitization trust (each a "CLO Issuer") issued various classes of notes, which were in turn sold to unrelated third parties and the applicable CLO Co-Participants. The CLO Issuers are each deemed to be a VIE. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers. As of September 30, 2026 and December 31, 2025, the fair value of the Company's investment in the notes issued by the CLO Issuers was $1.1 million and $2.0 million, respectively. See Note 16 for further details on the Company's participation in CLO transactions.
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
The following table details the assets and liabilities of the Consolidated Issuing Entities included in the Company's Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
Assets:
Loans, at fair value	$1,172,618	$1,354,189
Real estate owned	5,060	—
Investment related receivables	1,642	4,886
Liabilities:
Other secured borrowings, at fair value	1,066,518	1,236,077
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

The following table provides details on non-consolidated residential mortgage loan securitizations in which the Company participated during the nine-month periods ended September 30, 2026 and 2025:

Issuing Entity	Risk Retention(1)	Closing Date	Principal Balance of Loans Sold By the Company	Principal Balance of Loans Sold By the Securitization Co-Participants	Total Face Amount of Certificates Issued
			(In thousands)
EFMT 2025-NQM1	Vertical	1/25	$193,569	$76,063	$269,632
EFMT 2025-CES1	Exempt	2/25	185,273	83,629	268,902
EFMT 2025-INV1	Vertical	2/25	148,189	111,518	259,707
EFMT 2025-CES2	Vertical	3/25	166,527	123,589	290,116
EFMT 2025-INV2	Vertical	5/25	196,961	148,827	345,788
EFMT 2025-CES3	Vertical	6/25	169,882	111,147	281,029
EFMT 2025-NQM2	Vertical	6/25	182,020	100,752	282,772
EFMT 2025-CES4	Vertical	7/25	70,449	211,461	281,910
EFMT 2025-INV3	Vertical	7/25	173,650	96,707	270,357
EFMT 2025-NQM3	Vertical	7/25	278,569	90,494	369,063
EFMT 2025-NQM4	Vertical	9/25	264,288	120,299	384,587
EFMT 2026-CES1	Exempt	1/26	85,274	136,540	221,814
EFMT 2026-AE1(2)	Vertical	2/26	231,322	94,418	325,740
EFMT 2026-NQM1	Vertical	2/26	478,683	88,006	566,689
EFMT 2026-INV2	Vertical	2/26	295,007	114,135	409,142
EFMT 2026-NQM3	Vertical	3/26	301,760	206,741	508,501
EFMT 2026-NQM4	Vertical	4/26	356,661	190,137	546,798
EFMT 2026-AE2(2)	Vertical	4/26	254,867	94,173	349,040
EFMT 2026-AE3(2)	Vertical	5/26	188,357	149,588	337,945
EFMT 2026-NQM5	Vertical	5/26	401,303	102,855	504,158
EFMT 2026-AE4(2)	Vertical	6/26	141,884	143,876	285,760
EFMT 2026-NQM6	Vertical	6/26	338,889	151,160	490,049
EFMT 2026-CES2	Vertical	6/26	186,950	181,583	368,533
EFMT 2026-NQM7	Vertical	7/26	327,727	136,705	464,432
EFMT 2026-INV8	Vertical	8/26	225,879	198,185	424,064
EFMT 2026-AE5	Vertical	8/26	147,695	150,442	298,137
EFMT 2026-NQM9	Vertical	8/26	279,860	155,255	435,115
EFMT 2026-NQM10	Vertical	9/26	290,099	230,976	521,075
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
The aggregate fair value of the Company's ownership interests in the Residential Loan JV, and respective series of both the Participated Risk Retention Vehicle and Sponsor, was $106.3 million and $69.1 million as of September 30, 2026 and December 31, 2025, respectively. Such interests are included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. The Company and the Securitization Co-Participants also directly purchased certain of the Certificates issued by the non-consolidated Issuing Entities; the Company subsequently sold various of these Certificates. As of September 30, 2026 and December 31, 2025, the fair value of the Company's investment in such Certificates was $316.9 million and $183.1 million, respectively, and is included on the Consolidated Balance Sheet in Securities, at fair value.
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
The securitization is subject to a reinvestment period through November 2027 (the "RTL Reinvestment Period"), absent an event of default, whereby, under various loan sale agreements, the RTL Sponsor may sell additional RTLs (the "Subsequent RTL Collateral Pool" and together with the Initial RTL Collateral Pool, the "RTL Collateral Pool") to the RTL Depositor which will then be contributed to the RTL Issuing Entity. Certain of the RTLs in the RTL Collateral Pool have commitments to advance additional funds to the underlying borrowers. As of December 31, 2025, unfunded commitments related to the RTL Collateral Pool were $55.8 million; there were no such unfunded commitments as of September 30, 2026.
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
The following table details the assets and liabilities of the RTL Issuing Entity included in the Company's Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
Assets:
Restricted cash	$478	$107,660
Loans, at fair value	277,446	192,975
Investment related receivables	20,308	3,127
Liabilities:
Other secured borrowings, at fair value	280,609	285,294
Investment related payables	1,122	644
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
The following table details the assets and liabilities of the European RMBS Issuer included in the Company's Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$744	$586
Restricted cash	—	1,012
Loans, at fair value	23,581	27,536
Investment related receivables	4,048	2,170
Liabilities:
Other secured borrowings, at fair value	23,644	27,600
Investment related payables	4,666	3,639
Residential Mortgage Loan Securitizations—Co-Sponsor
The Company entered into agreements whereby it co-sponsored various securitizations of residential mortgage loans (the "Co-Sponsored Securitizations") with an unrelated third-party (the "Co-Sponsor") and certain affiliates of Ellington (the "Co-Sponsor Affiliated Participants"). With the exception of the Co-Sponsored Securitization completed in January 2025, the Company, through a wholly owned subsidiary, purchased residential mortgage loans from the Co-Sponsor that were then transferred to a third-party depositor. With respect to the Co-Sponsored Securitization completed in January 2025, a Co-Sponsor Affiliated Participant purchased residential mortgage loans from the Co-Sponsor that were then transferred to a third-party depositor. In each Co-Sponsored Securitization the residential mortgage loans were then transferred from the third-party depositor to a newly formed entity (each a "Co-Sponsored Issuer"). The transfers to the Co-Sponsored Issuers were accounted for as sales in accordance with ASC 860-10. Pursuant to each of the Co-Sponsored Securitizations, each Co-Sponsored Issuer issued various classes of mortgage-backed notes (the "Co-Sponsored Notes") which are backed by the cash flows from the underlying loans.
The following table summarizes the Co-Sponsored Securitizations in which the Company participated during the nine-month periods ended September 30, 2026 and 2025:

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
In order to comply with the Risk Retention Rules, the Company retained a fixed percentage of each of the classes of Co-Sponsored Notes issued by each Co-Sponsored Issuer. Additionally, the Company and certain of the Co-Sponsor Affiliated Participants purchased certain of the Co-Sponsored Notes that are not subject to the Risk Retention Rules. As of September 30,

2026 and December 31, 2025, the fair value of the Company's investment in such Co-Sponsored Notes was $165.4 million and $161.2 million, respectively, and is included in Securities, at fair value on the Consolidated Balance Sheet.
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
The RM Sponsor also serves as the servicing administrator of each Reverse Mortgage Securitization, for which it is entitled to receive a monthly fee equal to one-twelfth of the product of (a) 0.03% and (b) the unpaid principal balance of the underlying reverse mortgage loans as of the first day of the related due period. The RM Sponsor in its role as servicing administrator provides direction and consent for certain loss mitigation activities to the servicer of the underlying reverse mortgage loans. In certain circumstances, the servicing administrator will be required to reimburse the servicer for principal and interest advances and servicing advances made by the servicer.
Notwithstanding that the RM Notes carry stated final maturity dates in May 2055 or later, each RM Issuing Entity may, at its sole option, purchase all of the outstanding RM Notes of such RM Issuing Entity (a "RM Optional Redemption") following the date on which the aggregate outstanding balance of the RM Notes has declined below 30% of the aggregate initial note amount of the RM Notes. The purchase price required to be paid in connection with such a RM Optional Redemption is equal to the sum of the remaining balance of the RM Notes as of the redemption date, any accrued and unpaid interest thereon, and any applicable expenses including the repayment of servicing advances. These RM Optional Redemption rights are exercisable by each applicable RM Issuing Entity, each of which the Company has been deemed to have effective control over through its role as RM Sponsor and servicing administrator.
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

The following table provides additional details for the Company's consolidated Reverse Mortgage Securitizations closed during the nine-month periods ended September 30, 2026 and 2025:

RM Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor	Total Face Amount of RM Notes Issued(1)
		(In thousands)
EFMT 2025-RM1	5/25	$198,359	$242,700
EFMT 2025-RM2	8/25	115,627	138,350
EFMT 2026-RM1	2/26	223,023	260,440
EFMT 2026-RM2	5/26	229,422	274,450
EFMT 2026-RM3	6/26	151,182	183,220
(1)The RM Sponsor purchased various classes of RM Notes issued by each RM Issuing Entity in order to comply with the Risk Retention Rules.
The following table details the assets and liabilities of the RM Issuing Entities included in the Company's Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Assets:	(In thousands)
Restricted cash	$30,839	$26,013
Loans, at fair value	1,908,310	1,397,835
Investment related receivables	21,010	19,893
Liabilities:
Other secured borrowings, at fair value	1,902,575	1,396,607
Issuance of HMBS
Longbridge is approved as a Title II, non-supervised direct endorsement mortgagee with HUD. Longbridge is also an approved issuer of HMBS whereby it pools HECM loans and issues HMBS securities which are sold to third parties with only the servicing rights retained. As discussed in Note 5, HMBS are structured whereby the HMBS issuer is required to repurchase loans whenever the outstanding principal balance of such loan reaches 98% of the MCA. In accordance with ASC 860-10, the transfer of the loans to the HMBS securitization vehicle does not qualify as a sale as the Company has not surrendered control over transferred financial assets. As a result, the transfer of the loans is accounted for as secured borrowings for which the Company has elected the FVO. Such secured borrowings are included in HMBS-related obligations, at fair value, on the Consolidated Balance Sheet. The majority of the related collateral is included as a component of Loans, at fair value, on the Consolidated Balance Sheet. The Company recognizes interest expense on such HMBS-related obligations based on the stated coupon rate of the respective HMBS. Interest expense and changes in fair value are recorded in net change related to HMBS obligations, at fair value on the Consolidated Statement of Operations. During the three-month periods ended September 30, 2026 and 2025, the Company pooled HECM loans with an unpaid principal balance of $410.9 million and $338.4 million, respectively, into HMBS. During the nine-month periods ended September 30, 2026 and 2025, the Company pooled HECM loans with an unpaid principal balance of $1.18 billion and $1.06 billion, respectively, into HMBS. As of September 30, 2026, the Company was servicing 1,127 pools of HMBS with an unpaid principal balance of $10.7 billion. As of December 31, 2025, the Company was servicing 1,028 pools of HMBS with an unpaid principal balance of $9.9 billion.
During the three-month periods ended September 30, 2026 and 2025, the Company repurchased HECM loans from HMBS pools, largely consisting of loans that had reached 98% of the MCA, with an unpaid principal balance of $61.5 million and $42.9 million, respectively. During the nine-month periods ended September 30, 2026 and 2025, the Company repurchased HECM loans from HMBS pools, largely consisting of loans that had reached 98% of the MCA, with an unpaid principal balance of $176.2 million and $104.9 million, respectively.
14. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, Other secured borrowings, at fair value, and HMBS-related obligations, at fair value. As of September 30, 2026 and December 31, 2025, the Company's total secured borrowings were $18.4 billion and $16.3 billion, respectively.

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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 22 and 21 counterparties as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026, remaining days to maturity on the Company's open repurchase agreements ranged from 1 day to 729 days and interest rates on the Company's open repurchase agreements ranged from 3.41% to 7.30%. As of December 31, 2025, remaining days to maturity on the Company's open repurchase agreements ranged from 2 days to 636 days and interest rates on the Company's open repurchase agreements ranged from 2.79% to 7.05%.

The following table details the Company's outstanding borrowings under repurchase agreements by remaining maturity as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency Pass-Throughs(1):	(In thousands)			(In thousands)
30 days or less	$77,044	3.96%	3	$193,105	4.00%	4
Total Agency Pass-Throughs	77,044	3.96%	3	193,105	4.00%	4
U.S. Treasury securities:
30 Days or Less	101,403	3.98%	1	33,310	3.99%	2
Total U.S. Treasury securities	101,403	3.98%	1	33,310	3.99%	2
Other(2):
30 days or less	25,531	6.17%	13	40,822	5.56%	17
31-60 days	812,082	5.37%	40	406,647	5.19%	46
61-90 days	382,246	4.70%	77	210,885	4.48%	75
91-120 days	297,219	5.39%	117	361,230	5.22%	115
121-150 days	382,439	5.68%	134	—	—%	—
151-180 days	17,952	4.75%	164	13,143	4.59%	161
181-364 days	269,648	5.75%	246	217,900	5.86%	291
> 364 days	1,204,950	5.91%	593	1,178,402	5.67%	505
Total other	3,392,067	5.56%	275	2,429,029	5.43%	304
Total	$3,570,514	5.48%	261	$2,655,444	5.31%	278
(1)Excludes Agency IOs.
(2)Includes securities, loans, and REO.
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of September 30, 2026 and December 31, 2025, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $4.3 billion and $3.3 billion, respectively. In addition, as of September 30, 2026 and December 31, 2025, the Company posted (received) net cash collateral of $19.6 million and $6.9 million, respectively, to its counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of total equity as of September 30, 2026 and December 31, 2025.
Other Secured Borrowings
The Company has entered into agreements, which it amended in the first quarter of 2026, to finance a portfolio of ABS backed by consumer loans through a recourse secured revolving borrowing facility, which terminates in January 2028, whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. The facility accrues interest on a floating rate basis. As of September 30, 2026 and December 31, 2025, the Company had outstanding borrowings under this facility in the amount of $31.1 million and $29.2 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Balance Sheet. As of September 30, 2026, the fair value of ABS backed by consumer loans collateralizing this borrowing was $50.9 million and the effective interest rate on this facility was 6.83%. As of December 31, 2025, the fair value of ABS backed by consumer loans collateralizing this borrowing was $52.7 million and the effective interest rate on this facility was 7.19%. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both September 30, 2026 and December 31, 2025, the Company was in compliance with all of its covenants.
The Company has completed various securitization transactions, as discussed in Note 13—Consolidated non-QM Securitizations, whereby it financed portfolios of non-QM loans. As of September 30, 2026 and December 31, 2025, the fair value of the Company's outstanding liabilities associated with the Company's Consolidated Residential Mortgage Loan

Securitizations was $1.07 billion and $1.24 billion, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the certificates held by third parties was 3.14% and 3.10% as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 the fair value of non-QM loans and related REO held in the Consolidated Residential Mortgage Loan Securitization trusts was $1.18 billion and as of December 31, 2025 the fair value of non-QM loans held in the Consolidated Residential Mortgage Loan Securitization trusts was $1.35 billion.
The Company has completed a securitization transaction, as discussed in Note 13—Residential Mortgage Loan Securitizations—Residential Transition Loans, whereby it financed a portfolio of RTLs. As of September 30, 2026 and December 31, 2025, the fair value of the Company's outstanding liabilities associated with the Company's consolidated RTL securitization was $280.6 million and $285.3 million, respectively, representing the fair value of the securitization notes held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the notes held by third parties was 5.65% as of both September 30, 2026 and December 31, 2025. As of September 30, 2026, the Consolidated Residential Mortgage Loan Securitization trust held RTLs with a fair value of $277.4 million, restricted cash of $0.5 million, and $20.3 million of investment related receivables. As of December 31, 2025, the Consolidated Residential Mortgage Loan Securitization trust held RTLs with a fair value of $193.0 million, restricted cash of $107.7 million, and $3.1 million of investment related receivables.
The Company has completed securitization transactions, as discussed in Note 13—Proprietary Reverse Mortgage Loan Securitizations, whereby it financed portfolios of proprietary reverse mortgage loans. As of September 30, 2026 and December 31, 2025, the fair value of the Company's outstanding liabilities associated with the Company's Reverse Mortgage Securitizations was $1.90 billion and $1.40 billion, respectively, representing the fair value of the RM Notes held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the RM Notes held by third parties was 4.81% and 4.84% as of September 30, 2026 and December 31, 2025, respectively. Collateral held in the RM Issuing Entities as of September 30, 2026 includes the fair value of reverse mortgage loans of $1.91 billion, $30.8 million of cash held in securitization reserve funds, and $21.0 million of investment related receivables. Collateral held in the RM Issuing Entities as of December 31, 2025 includes the fair value of reverse mortgage loans of $1.40 billion, $26.0 million of cash held in securitization reserve funds, and $19.9 million of investment related receivables.
As discussed in Note 13—Residential Mortgage Loan Securitizations—European Residential Mortgage Loans, the Company has determined that it is the primary beneficiary of the European RMBS Issuer, resulting in consolidation. As of September 30, 2026 and December 31, 2025, Other secured borrowings, at fair value of the European RMBS Issuer was $23.6 million and $27.6 million, respectively, representing the fair value of the European Debt Tranches held by third parties as of such date, and is included on the Company's Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the European Debt Tranches held by third parties was 7.29% and 7.42% as of September 30, 2026 and December 31, 2025, respectively. Collateral held in the European RMBS Issuer as of September 30, 2026, includes the fair value of residential mortgage loans of $23.6 million and $0.9 million of cash. Collateral held in the European RMBS Issuer as of December 31, 2025, includes the fair value of residential mortgage loans of $27.5 million and $1.6 million of cash.
The Company has a warehouse line of credit which it uses to finance its portfolio of reverse mortgage loans prior to them being sold or pooled into HMBS. This line of credit was amended in May 2026, matures in May 2027, and accrues interest on a floating rate basis. As of September 30, 2026 and December 31, 2025, the Company had outstanding borrowings under this financing line of $62.7 million and $77.9 million, respectively, which is included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 6.55% and 6.70% as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, the fair value of reverse mortgage loans collateralizing this borrowing was $70.0 million and $85.3 million, respectively, which are included in Loans, at fair value on the Consolidated Balance Sheet. There are a number of covenants, including several financial covenants, associated with this line of credit; as of September 30, 2026 and December 31, 2025, the Company was in compliance with all of these covenants.
The Company entered into an agreement to finance a portfolio of HECM tail draws prior to being sold or pooled into HMBS. This facility was amended in May 2026, matures in November 2026, and accrues interest on a floating-rate basis. As of September 30, 2026 and December 31, 2025, the Company's outstanding borrowings under this facility was $15.7 million and $20.7 million, respectively, which are included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 7.18% and 7.25% as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, the fair value of HECM tail draws collateralizing this borrowing was $33.6 million and $35.2 million, respectively, which are included in Loans, at fair value on the Consolidated Balance Sheet. There are a number of covenants, including several financial covenants, associated with this borrowing; as of both September 30, 2026 and December 31, 2025, the Company was in compliance with all of its covenants.

The Company is a party to various agreements which provide a facility for the financing of certain HECM Buyout Loans. This facility was amended in May 2026, has a borrowing period that terminates in May 2027, and accrues interest on a floating-rate basis. As of September 30, 2026 and December 31, 2025, the Company's outstanding borrowings under this facility were $39.6 million and $40.5 million, respectively, which are included on the Company's Consolidated Balance Sheet in Other secured borrowings. The effective interest rate was 6.42% and 6.39% as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, the fair value of HECM Buyout Loans collateralizing this borrowing was $42.6 million and $43.5 million, respectively. There are a number of covenants, including several financial covenants, associated with this borrowing; as of September 30, 2026 and December 31, 2025, the Company was in compliance with all of its covenants.
The Company entered into various agreements to finance certain reverse mortgage loans. This facility matures in January 2027 and accrues interest on a floating-rate basis. Under the terms of this facility, in addition to borrowings collateralized by reverse mortgage loans, the Company may also borrow up to an additional $20.0 million in the form of working capital advances. However, in the event of default, the lender can utilize any excess value of any reverse mortgage loans held as collateral to pay down any working capital advances outstanding. As of September 30, 2026 and December 31, 2025, the Company's outstanding borrowings under this facility was $102.5 million and $128.1 million, respectively; such borrowings are included on the Company's Consolidated Balance Sheet in Other secured borrowings. As of September 30, 2026, the fair value of reverse mortgage loans collateralizing these borrowings was $107.3 million and the effective interest rate was 6.04%. As of December 31, 2025, the fair value of reverse mortgage loans collateralizing these borrowings was $134.8 million and the effective interest rate was 5.89%.
HMBS-related Obligations
As discussed in Note 13—Issuance of HMBS, the Company issues pools of HMBS which are accounted for as secured borrowings. As of September 30, 2026 and December 31, 2025, the Company had HMBS-related obligations, at fair value of $11.3 billion and $10.4 billion, respectively. As of September 30, 2026 and December 31, 2025, such HMBS-related obligations are secured by $11.4 billion and $10.5 billion, respectively, of HECM loans, REO, and HMBS-related claims or other receivables. The weighted average interest rate on the Company's HMBS-related obligations was 5.85% and 5.52% as of September 30, 2026 and December 31, 2025, respectively.
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
The Company also has issued unsecured long-term debt maturing on September 30, 2030, which is structured as a joint and several co-issuance by certain of the Company's consolidated subsidiaries and fully guaranteed by the Company (the "7.375% Senior Notes"). As of September 30, 2026 and December 31, 2025 the Company had $550.0 million and $400.0 million, respectively, of outstanding principal. The 7.375% Senior Notes bear interest at a rate of 7.375%, which is payable semi-annually in arrears. Prior to September 30, 2027, the Company may redeem the 7.375% Senior Notes in such amounts and at such premiums as detailed in the indenture dated October 6, 2025. On or after September 30, 2027, the Company may redeem all or a part of the 7.375% Senior Notes at a redemption price as set forth in the following table:

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

The Company also assumed $37.8 million of Arlington's 6.00% Senior Notes, which bore interest at a rate of 6.00% and which became due August 1, 2026 (the "6.00% Senior Notes"). Interest on the 6.00% Senior Notes was payable quarterly in arrears. In August 2026, the Company fully redeemed the 6.00% Senior Notes.
The Company has elected the FVO for the 5.875% Senior Notes and the 7.375% Senior Notes, as well as for the 6.75% Senior Notes and 6.00% Senior Notes (for periods when they were outstanding) (collectively the "Senior Notes"), which are included in Unsecured borrowings, at fair value on the Consolidated Balance Sheet. Change in unrealized gains and losses on the Company's Senior Notes are included in Unrealized gains (losses) on Unsecured borrowings, at fair value, on the Consolidated Statement of Operations.
There are a number of covenants, including several financial covenants, associated with the Senior Notes; as of both September 30, 2026 and December 31, 2025, the Company was in compliance with all of its covenants for its outstanding Senior Notes. The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.
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
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule, over the next 5 years, for outstanding borrowings as of September 30, 2026:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	HMBS-related Obligations(3)	Unsecured Borrowings(1)	Total
(In thousands)
Next Twelve Months	$2,589,751	$386,134	$1,524,769	$210,000	$4,710,654
Year 2	980,763	369,684	1,262,285	—	2,612,732
Year 3	—	234,233	1,638,025	—	1,872,258
Year 4	—	198,848	2,202,447	550,000	2,951,295
Year 5	—	200,783	2,047,156	—	2,247,939
Total	$3,570,514	$1,389,682	$8,674,682	$760,000	$14,394,878
(1)Reflects the Company's contractual principal repayment dates.
(2)Includes $546.3 million, $299.4 million, $279.0 million, and $13.4 million of expected principal repayments related to the Company's consolidated non-QM, RTL, reverse mortgage loan, and European Mortgage Loan securitizations, respectively, which are projected based upon the underlying assets' expected repayments and may be prior to the stated contractual maturities.
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
The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"). Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes for each domestic TRS. For the three-month periods ended September 30, 2026 and 2025, the Company recorded income tax expense (benefit) of $2.0 million and $1.1 million, respectively. For the nine-month periods ended September 30, 2026 and 2025, the Company recorded income tax expense (benefit) of $3.0 million and $2.4 million, respectively. The Company evaluates its deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income. Based upon the available evidence at September 30, 2026, the Company determined that it was more likely than not that the deferred tax assets of its TRS would not be utilized in future periods; a valuation allowance of $49.5 million was recorded to fully reserve against these deferred tax assets.
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
For the three-month period ended September 30, 2026, the total base management fee incurred was $7.3 million, consisting of $7.6 million of total gross base management fee incurred, less $0.2 million of management fee rebates. For the three-month period ended September 30, 2025, the total base management fee incurred was $6.2 million, consisting of $6.7 million of total gross base management fee incurred, less $0.5 million of management fee rebates. For the nine-month period ended September 30, 2026, the total base management fee incurred was $21.8 million, consisting of $22.5 million of total gross base management fee incurred, less $0.7 million of management fee rebates. For the nine-month period ended September 30, 2025, the total base management fee incurred was $18.5 million, consisting of $19.2 million of total gross base management fee incurred, less $0.6 million of management fee rebates. See "—Participation in CLO Transactions" and "—Investment in Affiliate" below for details on management fee rebates.
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

For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of September 30, 2026 and December 31, 2025, there was no Loss Carryforward.
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
The Company incurred incentive fees of $0.9 million for the three-month period ended September 30, 2026; no such fees were incurred for the three-month period ended September 30, 2025. The Company incurred incentive fees of $21.0 million and $4.5 million for the nine-month periods ended September 30, 2026 and 2025, respectively.
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
For the nine-month periods ended September 30, 2026 and 2025, the Company reimbursed the Manager $20.0 million and $15.8 million, respectively, for previously incurred operating expenses. As of September 30, 2026 and December 31, 2025, the outstanding payable to the Manager for operating expenses was $9.7 million and $2.4 million, respectively, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
Transactions Involving Investments in Unconsolidated Entities—Certain Loan Originators
As of September 30, 2026 and December 31, 2025, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party loan originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement with a mortgage loan originator (the "Related-Party MLPA") in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has entered into agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 24, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements and certain loan purchase commitments under the Related-Party MLPA. As of September 30, 2026 and December 31, 2025, the fair value of the Company's investment in this mortgage loan originator was $63.8 million and $52.6 million, respectively.
The Company is a party to an agreement with another mortgage loan originator in which the Company holds a non-controlling equity investment, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria (the "Related Party Loan Purchase Agreement"). As of September 30, 2026 and December 31, 2025, the fair value of the Company's investment in such mortgage loan originator was $3.0 million and $1.5 million, respectively.
The Company has entered into various agreements with a residential mortgage loan originator (the "RTL Originator") in which it holds a non-controlling equity investment. Under the terms of such agreements, the Company has the option to purchase additional non-controlling equity interests at certain valuation thresholds. The Company also entered into a Commitment Letter Agreement (the "RTL Commitment Agreement") whereby it committed to purchase eligible loans originated by the RTL Originator; see Note 24, Commitments and Contingencies, for further information on the Company's commitment under the RTL Commitment Agreement. The RTL Originator has been determined to be a VIE. The Company has evaluated the RTL Originator and determined that the Company is not the primary beneficiary of the RTL Originator. As of both September 30, 2026 and December 31, 2025, the fair value of the Company's non-controlling equity investment in the RTL Originator was $0.6 million, which is included on the Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
The Company has entered into various agreements with another residential mortgage loan originator (the "Residential Originator") which included acquiring a minority stake in such originator. Under the terms of such agreements, the Company provided financing, in the form of a secured promissory note (the "Residential Originator Note"), under which the Residential Originator can borrow up to $14.0 million. The Residential Originator Note is subject to an interest rate of 10% per annum through May 2025 and then 15% per annum until maturity on December 1, 2029. As of September 30, 2026 and December 31, 2025, the outstanding balance and fair value of the Residential Originator Note was $12.8 million and $14.0 million, respectively, which is included in Loans, at fair value on the Consolidated Balance Sheet. The Company also entered into a Forward Commitment Letter Agreement (the "Residential Commitment Agreement") whereby it committed to purchase eligible loans originated by the Residential Originator; see Note 24, Commitments and Contingencies, for further information on the Company's commitment under the Residential Commitment Agreement and the Residential Originator Note. The Residential Originator has been determined to be a VIE. The Company has evaluated the Residential Originator and determined that the Company is not the primary beneficiary of the Residential Originator. As of September 30, 2026 and December 31, 2025, the fair value of the Company's non-controlling equity investment in the Residential Originator was $1.9 million and $2.3 million, respectively.

The Company holds an investment in common and preferred stock of a consumer loan originator (the "Consumer Loan Originator"). An employee of Ellington, who serves as an officer of the Company, also serves on the board of the Consumer Loan Originator, as the Company's representative. In January 2025, the Company entered into a Loan and Security Agreement whereby the Company extended a revolving line of credit to the Consumer Loan Originator of up to $1.0 million (the "Consumer LOC") which matures in January 2028. The outstanding borrowing under the Consumer LOC is subject to a floating interest rate equal to one-month SOFR plus 4.00% per annum. As of September 30, 2026 and December 31, 2025, outstanding advances under the Consumer LOC were $0.8 million and $0.2 million, respectively. The Company, through a wholly-owned trust subsidiary, and the Consumer Loan Originator, entered into an amended consumer loan purchase and sale flow agreement (the "Amended PSFA") whereby the Company purchases consumer loans that satisfy certain specified criteria. The Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses, including financing expenses. As discussed in Note 14, the Company has entered into a secured revolving borrowing facility to finance certain of its consumer loans. As of September 30, 2026 and December 31, 2025, the total fair value of the Company's beneficial interests was $51.3 million and $53.1 million, respectively, which is included in Securities, at fair value on the Consolidated Balance Sheet.
The following table provides details of financing that the Company has provided, in the form of secured promissory notes, to certain other loan origination-related entities in which the Company also holds equity investments.

Effective Date of Promissory Note	Maturity Date of Promissory Note		Interest Rate as of		Outstanding Borrowings as of		Fair Value(1) as of
		Maximum Borrowing	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
		(In thousands)			(In thousands)
February 2022(2)	December 31, 2026	$750	7.0%	7.0%	$608	$575	$608	$575
June 2025(3)	June 9, 2028	2,500	9.9%	9.0%	2,500	1,750	2,500	1,750
January 2025	December 31, 2030	20,000	10.0%	10.0%	8,051	4,150	8,051	4,150
December 2025	December 31, 2027	3,000	9.0%	9.0%	3,000	—	3,000	—
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
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchased certain of its consumer loans through an affiliate (the "Purchasing Entity") under various purchase agreements. The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trust was $0.1 million and $0.2 million as of September 30, 2026 and December 31, 2025, respectively.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $2.2 billion and $2.1 billion as of September 30, 2026 and December 31, 2025, respectively.
The Company is a co-investor in certain commercial mortgage loans and REO with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan or REO. As of September 30, 2026 and December 31, 2025, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $133.2 million and $101.1 million, respectively. Such investments are included in Investments in unconsolidated entities, on the Consolidated Balance Sheet.
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
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of September 30, 2026 and December 31, 2025, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $1.16 billion and $872.6 million, respectively. The Company's segregated silo of this debt as of September 30, 2026 and December 31, 2025, was $530.2 million and $383.2 million, respectively, and is included under the caption Repurchase agreements on the Company's Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of both September 30, 2026 and December 31, 2025, no party to any of the repurchase agreements was in default.
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
Participation in CLO Transactions
As discussed in Note 13, the Company participated in the Ellington-sponsored CLO Securitizations. The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month periods ended September 30, 2026 and 2025, the amount of such management fee rebates was $22 thousand and $36 thousand, respectively. For each of the nine-month periods ended September 30, 2026 and 2025, the amount of such management fee rebates was $0.1 million.
During the three- and nine-month periods ended September 30, 2026, the Company purchased $0.6 million and $3.8 million, respectively, of various underperforming corporate debt securities from certain of the Ellington-sponsored CLO Securitizations. During the three- and nine-month periods ended September 30, 2025, the Company purchased $0.1 million and $1.1 million, respectively, of various underperforming corporate debt securities from certain of the Ellington-sponsored CLO Securitizations. Such purchases are effected at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitizations.
Investment in Affiliate
The Company has an investment in the common shares of Ellington Real Estate Income Trust, Inc. (the "Affiliated REIT"), which is an affiliate of the Company managed by an affiliate of Ellington (the "Affiliate REIT Manager"). The Company, Ellington, and various unrelated third parties (collectively, the "Affiliated REIT Founding Investors") entered into various agreements committing to invest in the common stock of the Affiliated REIT. The Company has contributed $25.0 million and has no remaining commitment to fund any additional capital calls of the Affiliated REIT. As of September 30, 2026 and December 31, 2025, the fair value of the Company's investment in the Affiliated REIT was $28.7 million and $26.5 million, respectively. In accordance with the management agreement between the Affiliated REIT and the Affiliate REIT Manager (the "REIT Management Agreement"), investors pay a quarterly base management fee and, if certain performance hurdles are met, a performance fee. In accordance with the Management Agreement, the Manager rebates to the Company the applicable portion of the management fee and performance fee payable to the Affiliate REIT Manager. For the three-month periods ended September 30, 2026 and 2025, the amount of such management fee rebates was $0.2 million and $0.5 million, respectively. For the nine-month periods ended September 30, 2026 and 2025, the amount of such management fee rebates was $0.6 million and $0.5 million, respectively.
In connection with the commitment to contribute capital to the Affiliated REIT, each of the Affiliated REIT Founding Investors entered into an agreement with the Affiliate REIT Manager whereby each of the Affiliated REIT Founding Investors participates in a net revenue share arrangement based on each Affiliated REIT Founding Investor's pro rata share of the Affiliated REIT’s initial capital (the "Revenue Share Arrangement"). Under the terms of the Revenue Share Arrangement, each of the Affiliated REIT Founding Investors, including the Company, is entitled to receive from the Affiliate REIT Manager an amount equal to the product of (i) a fixed percentage and (ii) the management and performance fees earned by, less certain expenses incurred by, the Affiliate REIT Manager. The Revenue Share Arrangement will continue in perpetuity for each Affiliated REIT Founding Investor given (i) such Affiliated REIT Founding Investor has not defaulted on its obligation to fund its capital calls, and (ii) the REIT Management Agreement has not been terminated or is not renewed. To the extent that the net revenue share received by the Company is less than the management fees and performance fees incurred by the Company with respect to its investment in the Affiliated REIT, the Manager will rebate to the Company such difference.
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
17. Long-Term Incentive Plan Units
OP LTIP Units issued under the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans is presented in Compensation and benefits, on the Consolidated Statement of Operations. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the three-month periods ended September 30, 2026 and 2025 was $1.5 million and $1.0 million, respectively. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the nine-month periods ended September 30, 2026 and 2025 was $4.0 million and $2.3 million, respectively.
The below table details unvested OP LTIP Units as of September 30, 2026:

Grant Recipient	Number of Unvested OP LTIP Units	Grant Date	Vesting Date(1)
Directors:
	20,362	September 9, 2026	September 8, 2027
Dedicated or partially dedicated personnel:
	18,383	December 12, 2024	December 12, 2026
	62,172	March 19, 2025	December 31, 2026
	33,506	December 17, 2025	December 16, 2026
	28,405	December 17, 2025	December 16, 2027
	95,598	March 16, 2026	December 31, 2027
	320,039	March 18, 2026	March 18, 2027
Total unvested OP LTIP Units at September 30, 2026	578,465
(1)Date at which such OP LTIP Units will vest and become non-forfeitable.

The following table summarizes activity related to OP LTIP Units for the three- and nine-month periods ended September 30, 2026 and 2025:

	Three-Month Period Ended
	September 30, 2026			September 30, 2025
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units outstanding—Beginning balance	365,518	1,209,791	1,575,309	365,518	721,504	1,087,022
Issued	—	20,362	20,362	—	18,396	18,396
OP LTIP Units outstanding—Ending balance	365,518	1,230,153	1,595,671	365,518	739,900	1,105,418
OP LTIP Units unvested and outstanding	—	578,465	578,465	—	364,902	364,902
OP LTIP Units vested and outstanding	365,518	651,688	1,017,206	365,518	374,998	740,516

	Nine-Month Period Ended
	September 30, 2026			September 30, 2025
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units outstanding—Beginning balance	365,518	794,154	1,159,672	365,518	481,102	846,620
Issued	—	435,999	435,999	—	258,798	258,798
OP LTIP Units outstanding—Ending balance	365,518	1,230,153	1,595,671	365,518	739,900	1,105,418
OP LTIP Units unvested and outstanding	—	578,465	578,465	—	364,902	364,902
OP LTIP Units vested and outstanding	365,518	651,688	1,017,206	365,518	374,998	740,516
As of September 30, 2026, there were an aggregate of 11,790,548 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2026 Equity Incentive Plan. As of December 31, 2025, there were an aggregate of 944,120 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan.
18. Non-controlling Interests
Convertible Non-controlling Interests
Non-controlling interests include the Convertible Non-controlling Interests in the Operating Partnership, which are owned by an affiliate of the Manager, members of the Board of Directors, and certain current and former Ellington employees and their related parties in the form of OP LTIP Units. Income allocated to Convertible Non-controlling Interests is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the period, calculated using a daily weighted average of all shares of common stock of the Company and Convertible Non-controlling Interests outstanding during the period. Holders of Convertible Non-controlling Interests are entitled to receive the same distributions that holders of shares of common stock of the Company receive. Convertible Non-controlling Interests are non-voting with respect to matters as to which holders of common stock of the Company are entitled to vote.
As of September 30, 2026, the Convertible Non-controlling Interests consisted of the outstanding 1,595,671 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 1.1% in the Operating Partnership. As of December 31, 2025, the Convertible Non-controlling Interests consisted of the outstanding 1,159,672 OP LTIP Units and 46,360 OP Units, and represented an interest of approximately 0.9% in the Operating Partnership. As of September 30, 2026 and December 31, 2025, non-controlling interests related to all outstanding Convertible Non-controlling Interests was $22.3 million and $16.0 million, respectively.
Non-convertible Non-controlling Interests
Non-controlling interests also include interests held by third parties in various other consolidated subsidiaries of the Company. Each of these interests only participate in the income, expense, gains, and losses of the related consolidated subsidiary; they are not convertible into shares of common stock of the Company or OP Units, nor are the third parties entitled to receive distributions that a holder of shares of common stock of the Company receive.
Non-convertible non-controlling interests include interests held by joint venture partners in various subsidiaries that hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of September 30, 2026 and December 31, 2025, the joint venture partners' interests in subsidiaries of the Company were $17.6 million and $20.8 million, respectively.

Non-convertible non-controlling interests also include the membership interests in Statebridge Company, LLC ("Statebridge"), a diversified loan servicing company that was acquired by the Company in September 2026; these interests are held by various executive officers of Statebridge (the "Statebridge Executives"). As of September 30, 2026, the Company owned 80.0% of Statebridge, the remaining 20% owned by the Statebridge Executives. As of September 30, 2026, the Statebridge Executives' interests in Statebridge were $2.0 million.
19. Equity
Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share. As of September 30, 2026 and December 31, 2025, the total amount of cumulative preferred dividends in arrears was $2.7 million and $4.6 million, respectively.
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
As of September 30, 2026 and December 31, 2025, there were 4,820,421 shares of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") outstanding.
As of September 30, 2026 and December 31, 2025, there were 4,000,000 shares of 8.625% Series C Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series C Preferred Stock") outstanding.
As of September 30, 2026 and December 31, 2025, there were 379,668 shares of 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock, $0.001 par value per share ("Series D Preferred Stock") outstanding.
The Company has commenced an "at-the-market" offering for the Series B Preferred Stock (the "Preferred ATM Program"), in connection with which it has entered into equity distribution agreements with sales agents under which it is authorized to offer and sell up to $100.0 million of Series B Preferred Stock from time to time. The Company did not issue any shares of preferred stock under the Preferred ATM Program during either of the three-month periods ended September 30, 2026 or 2025. As of September 30, 2026, the Company had remaining authorization under the Preferred ATM Program of $99.5 million.
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
Holders of the Series B Preferred Stock are entitled to receive cumulative cash dividends from and including the original issue date to, but excluding, January 30, 2027 (the "Series B First Reset Date"), at a fixed rate equal to 6.250% per annum of the $25.00 per share liquidation preference. The applicable fixed rate resets on the Series B First Reset Date and again on the fifth anniversary of the preceding reset date (each a "Series B Reset Date"), at a rate equal to the five-year treasury rate as measured three business days prior to the Series B Reset Date plus 4.99% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on or about the 30th day of each January, April, July, and October.
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
Holders of the Series C Preferred Stock are entitled to receive cumulative cash dividends from and including the original issue date to, but excluding, April 30, 2028 (the "Series C First Reset Date"), at a fixed rate equal to 8.625% per annum of the $25.00 per share liquidation preference. The applicable fixed rate resets on the Series C First Reset Date and again on the fifth anniversary of the preceding reset date (each a "Series C Reset Date"), at a rate equal to the five-year treasury rate as measured three business days prior to the Series C Reset Date plus 5.13% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on or about the 30th day of each January, April, July, and October.
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
Common Stock
The Company has authorized 300,000,000 shares of common stock, $0.001 par value per share as of September 30, 2026. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding. As of September 30, 2026 and December 31, 2025, there were 130,116,611 and 113,138,860 shares of common stock outstanding, respectively.
Included in shares of common stock outstanding as of September 30, 2026 and December 31, 2025, are 20,362 and 18,396, respectively, of unvested restricted shares of common stock that are subject to forfeiture restrictions. Such common shares were issued to certain of the Company's directors in accordance with the Company's 2026 and 2017 Equity Incentive Plans, respectively. Costs associated with restricted common stock issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Such expenses are presented in Compensation and benefits, on the Consolidated Statement of Operations. Total expense associated with restricted common stock issued under the Company's incentive plans for each of the three-month periods ended September 30, 2026 and 2025 was $0.1 million. Total expense associated with restricted common stock issued under the Company's incentive plans for each of the nine-month periods ended September 30, 2026 and 2025 was $0.2 million.
The below table details unvested restricted common stock as of September 30, 2026:

Grant Recipient	Number of Shares of Unvested Restricted Common Stock	Grant Date	Vesting Date(1)
Directors:
	20,362	September 9, 2026	September 8, 2027
Total unvested restricted shares of common stock at September 30, 2026	20,362
(1)Date at which such common shares will vest and become non-forfeitable.
On January 28, 2026, the Company completed a follow-on offering of 8,775,000 shares of our common stock. The issuance and sale of such shares of common stock generated net proceeds, after underwriters' discounts and commissions and offering costs, of $117.2 million.
The Company has an "at-the-market" offering program for shares of its common stock (the "Common ATM Program"), in connection with which it has entered into equity distribution agreements with sales agents. Under the current equity distribution agreements the Company is authorized to offer and sell up to $500.0 million of common stock from time to time. During the three-month period ended September 30, 2026, the Company issued 2,496,140 shares of common stock under the Common ATM Program which provided $33.7 million of net proceeds after $0.3 million of agent commissions and offering costs. During the three-month period ended September 30, 2025, the Company issued 8,156,876 shares of common stock under the Common ATM Program which provided $110.0 million of net proceeds after $0.9 million of agent commissions and offering costs. During the nine-month period ended September 30, 2026, the Company issued 8,013,661 shares of common stock under the Common ATM Program which provided $108.4 million of net proceeds after $0.9 million of agent commissions and offering costs. During the nine-month period ended September 30, 2025, the Company issued 15,335,664 shares of common stock under the Common ATM Program which provided $205.4 million of net proceeds after $1.7 million of agent commissions and offering costs. As of September 30, 2026, the Company had a remaining authorization to issue $386.0 million of common shares.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three- and nine-month periods ended September 30, 2026 and 2025:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Shares of Common Stock Outstanding—Beginning Balance	127,593,315	97,891,157	113,138,860	90,678,492
Share Activity:
Shares of common stock issued	2,496,140	8,156,876	16,788,661	15,335,664
Shares of common stock issued in connection with incentive fee payment	6,794	—	168,728	33,877
Restricted common stock issued under equity incentive plan	20,362	18,396	20,362	18,396
Shares of Common Stock Outstanding—Ending Balance	130,116,611	106,066,429	130,116,611	106,066,429
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of September 30, 2026 and December 31, 2025, the Company's issued and outstanding shares of common stock would increase to 131,758,642 and 114,344,892 shares, respectively.
In March 2023, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to $50 million of the Company's common stock (the "2023 Repurchase Plan"), which extended the Company’s ability to repurchase common stock beyond the 1.55 million shares authorized under the previous plan. The 2023 Repurchase Plan is open-ended in duration and allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases under the 2023 Repurchase Plan are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. No shares were repurchased during either of the three- or nine-month periods ended September 30, 2026 and 2025. As of September 30, 2026, the Company has authorization to repurchase an additional $45.1 million of the Company's common stock under the 2023 Repurchase Plan.
Distributions to Stockholders
The following table summarizes cash dividends accrued by the Company on its common and preferred stock during the three- and nine-month periods ended September 30, 2026 and 2025:

(In thousands, except per share amounts)	Three-Month Period Ended				Nine-Month Period Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
Class of Stock	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$—	$—	$2,869	$0.62	$1,678	$0.36	$8,529	$1.85
Series B Preferred Stock	1,883	0.39	1,883	0.39	5,649	1.17	5,649	1.17
Series C Preferred Stock	2,156	0.54	2,156	0.54	6,468	1.62	6,468	1.62
Series D Preferred Stock	166	0.44	166	0.44	498	1.31	498	1.31
Common Stock	51,219	0.39	40,625	0.39	150,214	1.17	114,953	1.17

20. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss) attributable to common stockholders	$40,382	$29,504	$190,252	$104,076
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	508	330	2,208	1,158
Net income (loss) attributable to common stockholders and Convertible Non-controlling Interests	40,890	29,834	192,460	105,234
Dividends declared:
Common stockholders	(50,583)	(40,180)	(148,422)	(113,687)
Convertible Non-controlling Interests	(636)	(445)	(1,792)	(1,266)
Total dividends declared to common stockholders and Convertible Non-controlling Interests	(51,219)	(40,625)	(150,214)	(114,953)
Undistributed (Distributed in excess of) earnings:
Common stockholders	(10,201)	(10,676)	41,830	(9,611)
Convertible Non-controlling Interests	(128)	(115)	416	(108)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$(10,329)	$(10,791)	$42,246	$(9,719)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	129,383,665	101,588,583	125,605,543	96,387,264
Weighted average Convertible Non-controlling Interest Units outstanding	1,626,538	1,137,581	1,508,302	1,066,991
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	131,010,203	102,726,164	127,113,845	97,454,255
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.39	$0.39	$1.17	$1.17
Undistributed (Distributed in excess of)	(0.08)	(0.10)	0.34	(0.09)
	$0.31	$0.29	$1.51	$1.08
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.39	$0.39	$1.17	$1.17
Undistributed (Distributed in excess of)	(0.08)	(0.10)	0.34	(0.09)
	$0.31	$0.29	$1.51	$1.08
(1)For the three- and nine-month periods ended September 30, 2026, excludes $0.8 million and $0.7 million, respectively, attributable to non-convertible non-participating interests. For the three- and nine-month periods ended September 30, 2025, excludes net income (loss) of $0.9 million and $1.8 million, respectively, attributable to non-convertible non-participating interests. See Note 18 for additional details.
21. Restricted Cash
Restricted cash represents cash that the Company can use only for specific purposes. As of September 30, 2026 and December 31, 2025, the Company had $33.2 million and $136.3 million of restricted cash including cash balances that are restricted under a warehouse line of credit agreement and cash held in securitization reserve and loan accumulation funds.
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
The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2026 and December 31, 2025.
September 30, 2026:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$346,562	$(190,779)	$—	$(61,403)	$94,380
Reverse repurchase agreements	661,830	(121,187)	(540,643)	—	—
Liabilities
Financial derivatives–liabilities	(195,319)	190,779	—	1,821	(2,719)
Repurchase agreements	(3,570,514)	121,187	3,429,747	19,580	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of September 30, 2026 was $4.3 billion. As of September 30, 2026, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged (received) of $4.1 million and $(2.3) million, respectively.
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

23. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of September 30, 2026 and December 31, 2025.
September 30, 2026:

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$269,485	11	21.6%
Collateral on repurchase agreements held by dealers(2)	4,316,404	22	14.7%
Due from brokers	70,690	16	20.3%
Receivable for securities sold(3)	7,780	4	58.2%
(1)Each counterparty is a financial institution that the Company believes to be creditworthy as of September 30, 2026.
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
In the normal course of business, the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both September 30, 2026 and December 31, 2025, the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $451.7 million and $267.9 million as of September 30, 2026 and December 31, 2025, respectively.
Loan Purchase Commitments
The Company is party to mortgage loan purchase and sale flow agreements with various loan originators ("MLPAs"). As of September 30, 2026, the Company had commitments, with a fair value of $(10.2) million, to purchase residential mortgage loans with a principal balance of $593.3 million, subject to completion of satisfactory due diligence and other terms of the respective MLPAs. This includes commitments, with a fair value of $(2.2) million, to purchase residential mortgage loans with a principal balance of $125.7 million, from loan originators in which the Company holds an equity interest. This compares to total commitments as of December 31, 2025, with a fair value of $(41) thousand, to purchase residential mortgage loans with a principal balance of $648.9 million, which includes commitments, with a fair value of $(78) thousand, to purchase residential mortgage loans with a principal balance of $147.5 million, from loan originators in which the Company holds an equity interest.

The Company's loan purchase commitments are included in Other assets or Accrued expenses and other liabilities, on the Condensed Consolidated Balance Sheet.
Commitments and Contingencies Related to Investments in Loan Originators
In connection with certain of its investments in mortgage and consumer loan originators, the Company has outstanding commitments and contingencies as described below.
As described above in —Loan Purchase Commitments, the Company has entered into various MLPAs, including the Related-Party MLPA, as described in Note 16, under which it commits to purchase non-QM loans from a certain mortgage loan originator. As of September 30, 2026 and December 31, 2025, the Company had commitments, subject to the terms of the Related-Party MLPA, to purchase non-QM loans with a principal balance of $68.6 million and $67.0 million, respectively. As of September 30, 2026 and December 31, 2025, the fair value of such loan purchase commitments was $(1.3) million and $(63) thousand, respectively, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company has also entered into agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees were capped at $15.0 million as of both September 30, 2026 and December 31, 2025 and there were no such borrowings outstanding as of either date. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. As of September 30, 2026 and December 31, 2025, the estimated fair value of such guarantee was insignificant.
As described above in —Loan Purchase Commitments, the Company has entered into various MLPAs, including the Related Party Loan Purchase Agreement, as described in Note 16, under which it commits to purchase RTL and non-QM loans from a certain mortgage loan originator. As of September 30, 2026 and December 31, 2025, the Company had commitments, subject to the terms of the Related Party Loan Purchase Agreement, to purchase non-QM loans with a principal balance of $9.8 million and $20.0 million, respectively. As of September 30, 2026 and December 31, 2025, the fair value of such loan purchase commitments was $(0.2) million and $(13) thousand, respectively, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
As described in Note 16, the Company entered into various secured promissory notes with certain mortgage loan originators in which it also holds equity interests. As of September 30, 2026 and December 31, 2025, the Company had unfunded commitments related to such secured promissory notes of $16.3 million and $25.0 million, respectively.
Commitments and Contingencies Related to Investments in Unconsolidated Entities
The Company has entered into agreements whereby it guarantees the performance of a securitization-related risk retention vehicle, in which it has an equity investment, under a promissory note. The Company's maximum guarantees are capped at $15.5 million. No such amounts were outstanding as of September 30, 2026 or December 31, 2025.
As discussed in Note 16, under the terms of the RTL Commitment Agreement, the Company committed to purchase at least $500 million of eligible loans originated by the RTL Originator. As of September 30, 2026 and December 31, 2025, the Company has unfunded commitments under the RTL Commitment Agreement of $265.6 million and $334.4 million, respectively.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans (including a loan to an entity accumulating U.K. residential mortgages) whereby the borrowers can request additional funds under the respective agreements. As of September 30, 2026 and December 31, 2025, the Company had unfunded commitments related to such investments in the amount of $24.2 million and $37.7 million, respectively.
As detailed in Note 16, the Company had extended a line of credit to the Consumer Loan Originator whereby the borrower can draw funds up to $1.0 million. As of September 30, 2026 and December 31, 2025, the Company had unfunded commitments related to such line of credit in the amount of $0.2 million and $0.8 million, respectively.
Commitments to Extend Credit
The Company enters into loan commitment arrangements with borrowers and other third parties who have applied for reverse mortgage loans that have not yet closed. As of September 30, 2026 and December 31, 2025, the fair value of such commitments was $9.7 million and $9.1 million, respectively, which is reflected in Loan commitments on the Consolidated Balance Sheet.
The Company is required to fund further borrower advances for loans where the borrower has not fully drawn down all of the reverse mortgage loan proceeds available to them. As of September 30, 2026 and December 31, 2025, the Company had

unfunded commitments related to such reverse mortgage loans of $2.6 billion and $2.3 billion, respectively. Additionally, the Company has the obligation to advance various other reverse mortgage loan-related amounts such as the borrowers' property taxes and, in the case of HECM reverse mortgage loans, monthly insurance premiums to FHA.
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
Lease Commitments
Longbridge and Statebridge, which are consolidated subsidiaries of the Company, lease office space and office equipment, under various operating lease arrangements, which expire on various dates through January 2035. As discussed in Note 2, the Company makes various assumptions and estimates in recognizing the operating lease ROU assets and corresponding lease liabilities, including the expected lease term, incremental borrowing rate, and identifying lease and non-lease components. Total expense under all operating leases amounted to $0.3 million, for each of the three-month periods ended September 30, 2026 and 2025 and $0.8 million and $0.9 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Such expense is included in Other expenses on the Consolidated Statement of Operations.
The following table provides details of the Company's outstanding leases as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025
ROU assets	$3,742	$3,992
Lease liabilities	$4,249	$4,502
Weighted average remaining term (in years)	6.3	7.0
Weighted average discount rate	9.18%	9.22%
The following table details contractual future minimum lease payments as of September 30, 2026:

Minimum Payments
(In thousands)
Year ended December 31, 2026	$359
Year ended December 31, 2027	1,001
Year ended December 31, 2028	964
Year ended December 31, 2029	950
Year ended December 31, 2030	479
Thereafter	2,039
Total	5,792
Less: implied interest payments	(1,543)
Lease Liability	$4,249
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
The following tables present the Company's results of operations by reportable segment for the three- and nine-month periods ended September 30, 2026 and 2025, and various reconciling items to the Company's results of operations overall. Other segment expenses may include professional, administrative and custody fees, technology- and data-related expenses, marketing expenses, licensing fees, rent and miscellaneous office expenses, and non-cash equity compensation.

	Three-Month Period Ended September 30, 2026
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$115,989	$57,046	$1,652	$174,687
Total other income (loss)	8,377	42,016	(1,624)	48,769
Significant expenses:
Interest expense	(55,134)	(39,547)	(11,054)	(105,735)
Base management fee to affiliate (net of fee rebates)	—	—	(7,344)	(7,344)
Incentive fee to affiliate	—	—	(902)	(902)
Investment and transaction related expenses—Servicing expense	(1,792)	(6,638)	—	(8,430)
Investment and transaction related expenses—Other	(3,938)	(7,947)	(2,078)	(13,963)
Compensation and benefits	(3,693)	(23,985)	(911)	(28,589)
Other expenses	—	(8,473)	(4,198)	(12,671)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	59,809	12,472	(26,459)	45,822
Income tax expense (benefit)	—	—	1,987	1,987
Earnings (losses) from investments in unconsolidated entities	2,098	—	—	2,098
Net Income (Loss)	61,907	12,472	(28,446)	45,933
Net income (loss) attributable to non-controlling interests	834	—	512	1,346
Dividends on preferred stock	—	—	4,205	4,205
Net Income (Loss) Attributable to Common Stockholders	$61,073	$12,472	$(33,163)	$40,382
Non-cash items:
Amortization and depreciation expense	$—	$105	$—	$105

	Three-Month Period Ended September 30, 2025
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$90,790	$30,467	$1,589	$122,846
Total other income (loss)	(2,077)	38,455	(3,342)	33,036
Significant expenses:
Interest expense	(46,585)	(22,576)	(3,965)	(73,126)
Base management fee to affiliate (net of fee rebates)	—	—	(6,173)	(6,173)
Investment related expenses—Servicing expense	(1,499)	(5,699)	—	(7,198)
Investment related expenses—Other	(4,178)	(6,437)	—	(10,615)
Compensation and benefits	(1,828)	(18,583)	(1,305)	(21,716)
Other expenses	—	(7,003)	(4,307)	(11,310)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	34,623	8,624	(17,503)	25,744
Income tax expense (benefit)	—	—	1,060	1,060
Earnings (losses) from investments in unconsolidated entities	13,074	—	—	13,074
Net Income (Loss)	47,697	8,624	(18,563)	37,758
Net income (loss) attributable to non-controlling interests	846	—	334	1,180
Dividends on preferred stock	—	—	7,074	7,074
Net Income (Loss) Attributable to Common Stockholders	$46,851	$8,624	$(25,971)	$29,504
Non-cash items:
Amortization and depreciation expense	$—	$286	$—	$286

	Nine-Month Period Ended September 30, 2026
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$343,833	$146,668	$4,525	$495,026
Total other income (loss)(1)	22,321	194,361	(7,051)	209,631
Significant expenses:
Interest expense	(158,090)	(100,774)	(33,671)	(292,535)
Base management fee to affiliate (net of fee rebates)	—	—	(21,800)	(21,800)
Incentive fee to affiliate	—	—	(21,043)	(21,043)
Investment and transaction related expenses—Servicing expense	(5,184)	(18,979)	—	(24,163)
Investment and transaction related expenses—Other	(11,536)	(31,043)	(2,078)	(44,657)
Compensation and benefits	(9,620)	(64,741)	(4,432)	(78,793)
Other expenses	—	(25,294)	(12,543)	(37,837)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	181,724	100,198	(98,093)	183,829
Income tax expense (benefit)	—	—	3,005	3,005
Earnings (losses) from investments in unconsolidated entities	30,637	—	—	30,637
Net Income (Loss)	212,361	100,198	(101,098)	211,461
Net income (loss) attributable to non-controlling interests	730	—	2,220	2,950
Dividends on preferred stock	—	—	14,293	14,293
Issuance costs of redeemed preferred stock	—	—	3,966	3,966
Net Income (Loss) Attributable to Common Stockholders	$211,631	$100,198	$(121,577)	$190,252
Non-cash items:
Amortization and depreciation expense	$—	$318	$—	$318
(1)Included in the Longbridge segment is $17.0 million of other income received pursuant to a settlement agreement executed between Longbridge and a third party.

	Nine-Month Period Ended September 30, 2025
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Interest income	$273,806	$75,453	$4,971	$354,230
Total other income (loss)	17,331	108,796	(4,241)	121,886
Significant expenses:
Interest expense	(146,968)	(58,526)	(12,416)	(217,910)
Base management fee to affiliate (net of fee rebates)	—	—	(18,535)	(18,535)
Incentive fee to affiliate	—	—	(4,533)	(4,533)
Investment and transaction related expenses—Servicing expense	(4,586)	(16,851)	—	(21,437)
Investment and transaction related expenses—Other	(9,377)	(19,274)	—	(28,651)
Compensation and benefits	(6,124)	(49,954)	(3,912)	(59,990)
Other expenses	—	(21,332)	(11,583)	(32,915)
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	124,082	18,312	(50,249)	92,145
Income tax expense (benefit)	—	—	2,439	2,439
Earnings (losses) from investments in unconsolidated entities	38,449	—	—	38,449
Net Income (Loss)	162,531	18,312	(52,688)	128,155
Net income (loss) attributable to non-controlling interests	1,764	—	1,170	2,934
Dividends on preferred stock	—	—	21,145	21,145
Net Income (Loss) Attributable to Common Stockholders	$160,767	$18,312	$(75,003)	$104,076
Non-cash items:
Amortization and depreciation expense	$—	$881	$—	$881
The following tables present the Company's balance sheet by reportable segment as of September 30, 2026 and December 31, 2025, which reconciles to the Company's financial position overall.

	September 30, 2026
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$6,999,457	$14,647,476	$273,470	$21,920,403
Total Liabilities	4,742,514	14,246,881	898,002	19,887,397
Total Equity	2,256,943	400,595	(624,532)	2,033,006

	December 31, 2025
(In thousands)	Investment Portfolio Segment	Longbridge Segment	Corporate/ Other	Total
Total Assets	$6,382,070	$12,782,482	$188,358	$19,352,910
Total Liabilities	4,228,911	12,500,150	752,694	17,481,755
Total Equity	2,153,159	282,332	(564,336)	1,871,155

26. Subsequent Events
Dividends Declared
On October 7, 2026, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on November 30, 2026 to stockholders of record as of October 30, 2026.
On November 5, 2026, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on December 31, 2026 to stockholders of record as of November 30, 2026.
Issuance of Common Shares
On November 2, 2026, the Company issued 7,074 common shares to the Manager in connection with the payment of incentive fees incurred for the three-month period ended September 30, 2026.
Repurchase of Common Shares
Subsequent to September 30, 2026, the Company repurchased 329,045 shares of common stock under the 2023 Repurchase Plan, at a total cost including commissions of $3.8 million or an average price per share of $11.46; the Company has remaining authorization to repurchase an additional $41.4 million of the Company's common stock under the 2023 Repurchase Plan.

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
We conduct all of our operations and business activities through the Operating Partnership. As of September 30, 2026, we had an ownership interest of approximately 98.9% in the Operating Partnership. The remaining ownership interest of approximately 1.1% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our current and certain former directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a more than 30-year history of investing in the Agency and credit markets.
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
We have two reportable segments, the Investment Portfolio Segment and the Longbridge Segment. In our Investment Portfolio Segment, we invest in a diverse array of financial assets, including residential and commercial mortgage loans; residential mortgage-backed securities ("RMBS"), including retained tranches from securitizations to which we have contributed assets, and RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity ("Agency RMBS"); commercial mortgage-backed securities ("CMBS"); consumer loans and asset-backed securities ("ABS") including ABS backed by consumer loans; investments referencing mortgage servicing rights on traditional forward mortgage loans ("Forward MSR-related investments"); collateralized loan obligations ("CLOs"); non-mortgage- and mortgage-related derivatives; debt and equity investments in loan origination companies; and other strategic investments.
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

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;

CMBS and Commercial Mortgage Loans	.	CMBS;
	.	CLOs backed by commercial mortgage loans ("CRE CLOs"); and
	.	Commercial mortgage loans and other commercial real estate debt.

CMO Derivative Securities	.	Collateralized mortgage obligation ("CMO") derivative securities, including interest-only securities ("IOs"), principal-only securities ("POs"), and inverse-interest-only securities ("IIOs").

Consumer Loans and ABS	.	Consumer loans;
	.	ABS backed by consumer loans;
	.	ABS backed by Small Business Administration ("SBA") loans, including IOs backed by SBA loans; and

Corporate CLOs	.	Corporate CLO debt and equity tranches; and
	.	Investments in CLO loan accumulation facilities.

Mortgage-Related Derivatives	.	To-Be-Announced mortgage pass-through certificates ("TBAs");
	.	Credit default swaps ("CDS") on individual RMBS, on the CMBX and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, non-QM, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages ("ARMs"), Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by mortgages on single-family-rental properties;
	.	RMBS backed by first-lien and second-lien mortgages;
	.	RMBS backed by performing and non-performing mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	Collateralized debt obligations ("CDOs");
	.	RMBS backed by European residential mortgages ("European RMBS");
	.	Retained tranches from securitizations in which we have participated; and
	.	Credit risk transfer securities ("CRTs").

Asset Class		Principal Assets
(continued)
Residential Mortgage Loans	.	Residential mortgage loans that are not deemed "qualified mortgage" loans under the rules of the Consumer Financial Protection Bureau ("non-QM loans");
	.	Residential "transition loans," such as residential bridge loans and residential "fix-and-flip" loans;
	.	Residential non-performing mortgage loans ("NPLs");
	.	Re-performing loans ("RPLs"), which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount;
	.	Scratch-and-dent loans ("S&D loans") are residential mortgage loans that were excluded from a securitization (or sale to a GSE) due to documentation deficiencies, underwriting or origination errors, or other defects;
	.	Prime jumbo loans are residential mortgage loans that exceed the applicable conforming loan limits set by the Federal Housing Finance Agency ("FHFA");
	.	Residential mortgage loans that meet the criteria for inclusion in an Agency securitization ("Agency-eligible residential mortgage loans");
	.	Reverse mortgage loans;
	.	Closed-end second lien mortgage loans; and
	.	Home equity line of credit loans ("HELOCs").
Strategic Investments	.	Strategic equity and/or debt investments in loan originators, loan servicers, and mortgage-related entities;

Other	.	Mortgage servicing rights ("MSRs") and MSR-related investments;
	.	Real estate, including commercial and residential real property;
	.	Corporate debt and equity securities and corporate loans;
	.	Non-mortgage-related derivatives; and
	.	IO strips backed by small business administration loans.
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
Our commercial mortgage loans may be fixed or floating rate and will generally have maturities ranging from one to two years. We typically originate and acquire first-lien loans but may also originate and acquire subordinated loans. As of September 30, 2026, all of our commercial mortgage loans were first-lien loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
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
The revenue stream associated with an MSR is often bifurcated into two components: a "base servicing fee," representing the actual or approximate cost of performing the loan servicing functions; and the remaining revenue, or "excess servicing spread." We have in the past acquired, and may in the future acquire, excess servicing spread from mortgage loan servicers.
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
We also acquire residential mortgage loans that have been originated in compliance with U.S. government Agency or government-sponsored enterprise ("GSE") guidelines and are eligible for sale to or securitization by the GSEs ("Agency-eligible residential mortgage loans"). Such loans may be collateralized by owner-occupied or non-owner-occupied properties. In addition, we acquire prime jumbo loans and scratch-and-dent loans ("S&D loans"). Jumbo loans are residential mortgage loans with original principal balances exceeding the applicable conforming loan limits established by the FHFA. These limits vary by geographic area and the number of units in the property. Because they exceed the applicable limits, jumbo loans are not eligible for purchase by Fannie Mae or Freddie Mac. S&D loans are residential loans that were excluded from a securitization (or sale to a GSE) due to documentation deficiencies, underwriting or originator errors, or other defects. These loans may have been rejected by a GSE for purchase or repurchased by the originator following a sale. The S&D designation does not necessarily indicate borrower delinquency.
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
We consolidate Longbridge, which acquires reverse mortgage loans both through its origination activities and through secondary market purchases. Longbridge originates and purchases home equity conversion mortgage loans ("HECMs"), which are insured by FHA and eligible for inclusion in GNMA-guaranteed HECM-backed MBS ("HMBS"). Longbridge is an approved issuer of HMBS, and it pools and securitizes the majority of its HECM loans into HMBS, which it then sells in the secondary market while retaining the servicing rights on the underlying HECM loans. In addition, Longbridge opportunistically acquires, in the secondary market, HECM loans that have been mandatorily repurchased from HMBS pools ("HECM Buyout Loans") by other HECM servicers upon the outstanding principal balance of such loans reaching 98% of their respective maximum claim amount. Depending on their status, HECM Buyout Loans are either eligible to be assigned to HUD in connection with an FHA insurance claim ("assignable buyout loans" or "ABOs"), or ineligible to be assigned to HUD ("non-assignable buyout loans" or "NABOs").
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
Trends and Recent Market Developments
Market Overview
Federal Reserve Policy
•After maintaining its target range for the federal funds rate at its July meeting, the U.S. Federal Reserve (the "Federal Reserve") increased the target range by 25 basis points to 3.75%–4.00% at its September meeting, its first interest rate hike since 2023. At the September meeting, the Committee noted, “Inflation remains elevated. Today's policy action will support a timelier return to the Committee's 2 percent goal.”
•The Summary of Economic Projections released following the September meeting reflected a more hawkish outlook than in June, with policymakers modestly raising their inflation and economic growth forecasts and revising upward the projected path of the federal funds rate. The median projection implied one additional 25-basis-point increase by year end.
Tariff Policy
•Following the Supreme Court's February decision invalidating certain tariffs imposed under the International Emergency Economic Powers Act, the U.S. administration introduced a temporary 10% global tariff. That tariff expired in July upon reaching its 150-day statutory limit and was replaced by new Section 301 tariffs of 10% or 12.5% on imports from 60 trading partners, including the European Union, subject to certain product exemptions. Many existing sector- and country-specific tariffs remained in place, and considerable uncertainty continued to cloud the outlook for U.S. trade policy.
Interest Rates
•Interest rates rose significantly during the third quarter of 2026 amid persistent inflation, renewed tensions in the Middle East, and expectations for additional Federal Reserve tightening. Overall for the quarter, the 2-year U.S. Treasury yield rose 71 basis points to 4.89%, while the 10-year U.S. Treasury yield rose 82 basis points to 5.28%.
•In August, the U.S. Treasury announced that it would increase the maximum size of its liquidity support buyback operations for longer-dated nominal securities from $2 billion to at least $4 billion per operation, beginning in September. These purchases were intended to improve trading liquidity in this segment of the U.S. Treasury market.
•After declining during the previous quarter, interest rate volatility increased sharply in September.
•Mortgage rates generally tracked the increase in long-term interest rates in the third quarter. The Freddie Mac survey 30-year mortgage rate increased from 6.49% as of June 25th to 7.03% as of September 24th.
•Secured Overnight Financing Rates ("SOFR") also rose during the third quarter. The one-month SOFR rate rose by 26 basis points to 3.91%, while the three-month SOFR rate increased by 35 basis points to 4.08%. SOFR rates drive many of our financing costs.

Housing and Economic Indicators
•The S&P Cotality Case-Shiller U.S. National Home Price NSA Index rose by 3.0% year-to-date through August 2026. Meanwhile, the National Association of Realtors Housing Affordability Index declined by 5.4% year-to-date through the end of September, as higher mortgage rates and elevated home prices strained housing affordability.
•With mortgage rates rising during the third quarter, the Mortgage Bankers Association's Refinance Index continued to decline, falling 32.7% quarter over quarter.
•Mortgage prepayment speeds slowed further, with the Fannie Mae 30-year MBS registering CPRs of 8.2%, 7.2%, and 6.7% in July, August, and September, respectively.
•U.S. real GDP expanded at an estimated annualized rate of 3.4% in the third quarter of 2026, after expanding at an annualized rate of 2.2% in the prior quarter. Meanwhile, the unemployment rate was 4.2% in both June and September.
•Inflation, as measured by the 12-month change in the Consumer Price Index for All Urban Consumers ("CPI-U"), not seasonally adjusted, remained elevated during the quarter. The CPI-U registered 3.4% in both July and August before rising to 3.7% in September, compared with 3.8% in April, 4.2% in May, and 3.5% in June. Renewed military strikes in the Middle East, disruptions to shipping through the Strait of Hormuz, and attacks on energy infrastructure contributed to sharply higher oil prices. Brent crude futures rose from approximately $72 per barrel at the start of July to above $100 in September, adding to inflation concerns.
Fixed Income Performance
•For the third quarter, the Bloomberg U.S. MBS Index posted a negative return of (4.29%) and a negative excess return (on a duration-adjusted basis) of (1.18%) relative to the Bloomberg U.S. Treasury Index.
•The Bloomberg U.S. Corporate Bond Index generated a negative return of (3.97%) and a negative excess return of (0.17%) for the quarter. The Bloomberg U.S. Corporate High Yield Bond Index generated a negative return of (1.86%) and a negative excess return of (0.71%). Corporate credit spreads widened over the quarter, with spreads on the Markit CDX North America Investment Grade and High Yield Indices widening by 2 and 23 basis points, respectively.
Equity Markets
•After a strong second quarter, U.S. equity market performance was mixed in the third quarter. Strong corporate earnings and continued AI enthusiasm supported the technology sector, but sharply higher interest rates, persistent inflation, and geopolitical concerns weighed on the market more broadly. Overall, the NASDAQ rose by 2.5% and the S&P 500 rose by 2.0%, while the Dow Jones Industrial Average fell by 2.7%. Meanwhile, London's FTSE 100 index rose by 1.0%, while the MSCI World global equity index increased by 1.6%.
•Equity volatility remained relatively low throughout the third quarter.

Portfolio Overview and Outlook—Investment Portfolio Segment
The following table(1) summarizes the long investments in our investment portfolio segment as of September 30, 2026 and June 30, 2026.

	September 30, 2026		June 30, 2026
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Dollar Denominated:
Agency-eligible residential mortgage loans and retained RMBS(5)(7)	$240,584	4.0%	$183,466	3.1%
Agency Pass-throughs	167,312	2.8%	189,747	3.2%
CLOs	102,302	1.7%	89,251	1.5%
CMBS	16,837	0.3%	22,713	0.4%
Commercial mortgage loans(2)(4)	912,459	15.1%	836,662	14.1%
Consumer loans and ABS backed by consumer loans(5)	154,268	2.5%	149,924	2.5%
Corporate debt and equity and corporate loans	43,056	0.7%	42,158	0.7%
Debt and equity investments in loan origination entities(6)	108,060	1.8%	97,313	1.6%
Forward MSR-related investments	74,379	1.2%	75,901	1.3%
HELOC and CES loans and retained RMBS(5)(7)	352,363	5.8%	301,369	5.1%
Non-QM loans and retained RMBS(2)(5)(7)	2,343,828	38.8%	2,686,668	45.3%
Other RMBS and interest-only strips	134,984	2.2%	118,041	2.0%
Prime jumbo residential mortgage loans	77,232	1.3%	—	—%
Residential transition loans(2)	1,148,977	19.0%	956,820	16.1%
Other residential mortgage loans(2)(3)	43,049	0.7%	39,593	0.7%
Other investments(8)(9)	66,870	1.1%	74,118	1.3%
Non-Dollar Denominated:
CLOs	5,541	0.1%	11,803	0.2%
RMBS(10)	29,662	0.5%	27,631	0.5%
Other residential mortgage loans	23,581	0.4%	24,737	0.4%
Total long investment portfolio	$6,045,344	100.0%	$5,927,915	100.0%
Adjustments:
Less: Non-retained tranches of consolidated securitization trusts	1,349,340		1,432,634
Total adjusted long investment portfolio	$4,696,004		$4,495,281
(1)This information does not include U.S. Treasury securities, securities sold short, or financial derivatives.
(2)Includes related REO. In accordance with U.S. GAAP, REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
(3)Other residential mortgage loans include secondary market purchases of non-performing and re-performing mortgage loans and S&D loans.
(4)Includes equity investments in unconsolidated entities holding commercial mortgage loans and REO and corporate loans secured by commercial mortgage loans. Such amounts represent the fair value of the underlying commercial mortgage loans net of the financing liabilities of the unconsolidated entity. The aggregate gross fair value of commercial mortgage loans held by us and our respective portion of the loans held by such unconsolidated entities was $1.12 billion and $1.03 billion as of September 30, 2026 and June 30, 2026, respectively.
(5)Includes equity investments in securitization-related vehicles.
(6)Includes corporate loans to certain loan origination entities in which we hold an equity investment.
(7)Retained RMBS represents RMBS issued by non-consolidated Ellington-sponsored loan securitization trusts, and interests in entities holding such RMBS.
(8)Includes equity investment in Ellington affiliate.
(9)Includes equity investment in an unconsolidated entity which purchases certain other loans for eventual securitization.
(10)Includes loans to entities which purchase residential mortgage loans for eventual securitization.
Our total adjusted long investment portfolio increased by 4.5% sequentially, to $4.70 billion as of September 30, 2026. The increase was driven by net purchases of residential transition loans, closed-end second lien loans, Agency-eligible residential mortgage loans, prime jumbo residential mortgage loans, and commercial mortgage bridge loans, and a larger portfolio of retained RMBS. These increases were partially offset by the impact of continued securitization activity and a smaller Agency RMBS portfolio.
During the quarter, net interest income remained robust, while net gains on hedges more than offset net realized and unrealized losses. We benefited from strong performance across several strategies, led by retained tranches from securitizations of non-QM and Agency-eligible loans, commercial mortgage bridge loans, and equity investments in loan originators, particularly LendSure. Additional positive contributions came from retained tranches of closed-end second lien loan securitizations, non-Agency RMBS, CLOs, and corporate debt and equity. Earnings from unconsolidated entities further supported results. These results were partially offset by negative results in warehoused non-QM whole loans, residential transition loan retained tranches, CMBS, and residential and commercial REO.
Credit performance in our loan businesses remained strong, with sequentially lower 90-day delinquency rates and continued low life-to-date realized loan losses.
During the quarter, the net interest margin on our investment portfolio increased to 3.55% from 3.36%, as higher asset yields were only partially offset by higher funding costs (including the effect of actual and accrued periodic payments on interest rate swaps). We continued to hedge interest rate risk using interest rate swaps and short positions in TBAs, U.S. Treasury securities and futures. We also benefited from modestly higher positive carry on our interest rate swaps, with our weighted average receive rate continuing to exceed our weighted average pay rate.
During the quarter, we acquired a controlling interest in Statebridge Company, LLC ("Statebridge"), a diversified loan servicer. As of September 30, 2026, Statebridge serviced approximately 14,700 loans with an aggregate unpaid principal balance ("UPB") of $1.9 billion, nearly all for third-party clients, comprising approximately 3,500 non-QM and RTL loans with $1.1 billion of UPB, approximately 4,900 qualifying-mortgage loans with $0.6 billion of UPB, and approximately 6,300 consumer installment and commercial mortgage loans with $0.2 billion of UPB.
Supplemental Investment Portfolio Information:
The following tables provide supplemental information to, and should be read in conjunction with, the notes to our financial statements. See Note 4—Investments in Securities, Note 5—Investments in Loans, Note 7—Forward MSR-related Investments, and Note 8—Investments in Unconsolidated Entities, of the Notes to Consolidated Financial Statements.
The table below details certain information regarding our investments in commercial mortgage loans as of September 30, 2026:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans(3)(4)	$1,125,131	$(7,523)	$1,117,608	$857	$(914)	$1,117,551	8.92%	9.01%	1.15
(1)Excludes commercial mortgage loans in non-accrual status, with a fair value of $87.7 million.
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
(4)As of September 30, 2026, all of our commercial mortgage loans were first-lien mortgages.
The table(1)(2) below summarizes our interests in commercial mortgage loans by payment status of the loan as of September 30, 2026:

	September 30, 2026
(In thousands)	Unpaid Principal Balance	Fair Value	% of Fair Value
Performing	$1,032,338	$1,029,852	92%
Non-performing	92,793	87,699	8%
Total	$1,125,131	$1,117,551	100%
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
As of September 30, 2026, we held four commercial REO properties with a fair value of $25.2 million. Additionally, as of September 30, 2026, unconsolidated variable interest entities in which we co-invest with other Ellington affiliates held two commercial REO properties; the fair value of our allocable portion of such REOs was approximately $51.3 million.

The table below summarizes our interests in commercial mortgage loans by property type of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of September 30, 2026:

Property Type(1)	September 30, 2026
Multifamily	56.6%
Hotel	11.4%
Retail	8.5%
Office	7.5%
Commercial Mixed Use	6.4%
Healthcare	4.3%
Industrial	3.5%
Mobile Home Community	1.3%
Self Storage	0.5%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in commercial mortgage loans by geographic location of the underlying real estate collateral, as a percentage of total outstanding unpaid principal balance, as of September 30, 2026:

Property Location by U.S. State(1)	September 30, 2026
Florida	26.4%
New York	25.6%
Texas	8.4%
New Jersey	7.0%
All other states <5%	32.6%
100.0%
(1)Includes our allocable portion of commercial mortgage loans, based on our ownership percentage, held in variable interest entities. Our equity investments in such variable interest entities are included in Investments in unconsolidated entities, at fair value on the Consolidated Balance Sheet.
The table below summarizes our interests in residential mortgage loans by loan type, and REO resulting from the foreclosure of residential mortgage loans, as of September 30, 2026:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
North America—United States:
Non-QM loans	$2,182,751	$2,009,966
Residential transition loans	1,110,116	1,101,686
Agency-eligible mortgage loans	209,444	204,268
HELOCs and closed-end second lien loans	119,279	123,779
Prime jumbo residential mortgage loans	79,762	77,232
Other residential mortgage loans(1)	41,153	39,343
Europe—United Kingdom:
Other residential mortgage loans	35,145	23,581
Total residential mortgage loans	$3,777,650	$3,579,855
Residential REO(2)		61,056
Total residential mortgage loans and residential REO(2)		$3,640,911
(1)Other residential mortgage loans include secondary market purchases of non-performing and re-performing mortgage loans and S&D loans.
(2)REO is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.

The table(1) below provides additional details for residential mortgage loans that are 90 days or more past due as of September 30, 2026:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
Non-performing residential mortgage loans—non-performing at acquisition	$10,503	$11,174
Non-performing residential mortgage loans—performing at acquisition	205,053	185,723
Total non-performing residential mortgage loans	$215,556	$196,897
Total residential mortgage loans	$3,742,505	$3,556,274
Total residential mortgage loans, excluding loans non-performing at acquisition	$3,719,575	$3,533,434
Total delinquency (%)	5.8%	5.5%
Delinquency excluding loans non-performing at acquisition (%)	5.5%	5.3%
(1)Excludes the assets of the European Mortgage Loan Securitization (see Note 13, Securitization Transactions—Residential Mortgage Loan Securitizations—European Residential Mortgage Loans), which is a consolidated VIE holding non-performing residential mortgage loans with an unpaid principal balance and fair value of $19.6 million and $13.2 million, respectively. The net fair value of the interest held by us in this VIE was $63 thousand.
The table below details (in thousands) the underlying reference amounts and components of our Forward MSR-related investments as of September 30, 2026:

Fair Value of Underlying MSR	Financing	Advances Receivable	Cash and Other Net Assets	Fair Value of Forward MSR-related Investments
$156,082	$(93,500)	$3,604	$8,193	$74,379
The table below provides additional details on the MSRs underlying our Forward MSR-related investments as of September 30, 2026:

			Weighted Average
Holder of Mortgage Loan	Unpaid Principal Balance	Fair Value	Rate	Servicing Fee	Loan Age (Months)	Projected CPR	Market Yield	Multiple
	(In thousands)
Federal National Mortgage Association	$9,232,143	$144,085	3.09%	0.25%	70	4.96%	9.64%	6.23
Federal Home Loan Mortgage Corporation	751,676	11,997	3.71%	0.25%	65	4.92%	9.96%	6.38
Total	$9,983,819	$156,082	3.14%	0.25%	69	4.96%	9.67%	6.24
As discussed in Note 16 of the notes to our consolidated financial statements, we, through a wholly-owned trust subsidiary, purchase automobile loans under agreements with a consumer loan originator. We have beneficial interests in the loan cash flows, which are net of servicing-related fees and expenses including a deferred performance-based fee to the consumer loan originator, in which we have a non-controlling equity interest. The total fair value of these investments, which are included in Securities, at fair value on the Consolidated Balance Sheet, was $50.9 million as of September 30, 2026. The table below provides additional information about the automobile loans underlying these participation certificates, which comprise our investments in ABS backed by consumer loans, as of September 30, 2026:

					Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Fair Value	Life (Years)	Delinquency (Days)
Automobile loans underlying ABS backed by consumer loans(1)	$57,089	$545	$57,634	$50,897	1.64	10
(1)Excludes consumer loans with an aggregate unpaid principal balance and fair value of $105.4 million and $0.4 million, respectively, for which we have determined that it is probable the servicer will not be able to collect any more principal or interest.

The following table provides additional details about our investments in unconsolidated entities as of September 30, 2026:

Investment in Unconsolidated Entity	Description	Fair Value
Loan Originators:	Entity Type	(In thousands)
LendSure Mortgage Corp.	Residential Mortgage Loan Originator	$63,840
Other	Residential Mortgage Loan, Commercial Mortgage Loan, and Consumer Loan Originators	24,113
		87,953
Other Unconsolidated Entities:	Underlying Product Type
Co-investments with Ellington affiliate(s)	Commercial Mortgage Loans and REO	133,167
Equity investments in securitization-related risk retention vehicles	Consumer Loans	128
Equity investments in securitization-related risk retention vehicles	Residential Mortgage Loan	106,318
Other	Various	57,004
		296,617
		$384,570
The following table provides details about the composition of our Agency fixed-rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2026:

	September 30, 2026
	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon
	(In thousands)
Fixed-rate Agency Pass-Throughs:
15-year fixed-rate mortgages	$4,071	$3,802	108	3.50%
30-year fixed-rate mortgages	186,645	162,959	70	3.87%
Total fixed-rate Agency Pass-Throughs	$190,716	$166,761	71	3.86%
Portfolio Overview and Outlook—Longbridge Segment
As discussed in Note 13 of the Notes to the Consolidated Financial Statements, when Longbridge pools HECM loans into HMBS, the transfers do not qualify as sales under U.S. GAAP and, as a result, such transactions are treated as secured borrowings on our Consolidated Balance Sheet. The pooled HECM loans are included in Loans, at fair value, and the related liabilities are reflected as HMBS-related obligations, at fair value. After pooling the HECM loans into HMBS, Longbridge retains the associated mortgage servicing rights, which we refer to as the "HMBS MSR."
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
The following table summarizes loan-related assets(1) in the Longbridge segment as of September 30, 2026 and June 30, 2026:

(In thousands)	September 30, 2026	June 30, 2026
HMBS assets(2)(3)	$11,403,917	$11,184,939
Less: HMBS liabilities	(11,294,032)	(11,057,752)
HMBS MSR	109,885	127,187
Unsecuritized HECM loans(3)(4)	165,566	178,139
Proprietary reverse mortgage loans(5)	2,626,342	2,299,122
Reverse MSRs	30,289	30,040
Total	2,932,082	2,634,488
Less: Non-retained tranches of consolidated securitization trusts	1,902,575	1,985,145
Total, excluding non-retained tranches of consolidated securitization trusts	$1,029,507	$649,343
(1)This information does not include financial derivatives or loan commitments.

(2)Includes HECM loans, REO, and claims or other receivables.
(3)Includes REO which is not considered a financial instrument and, as a result, is included at the lower of cost or fair value, as discussed in Note 2 of the notes to consolidated financial statements.
(4)As of September 30, 2026, includes $25.2 million of active HECM buyout loans, $28.0 million of inactive HECM buyout loans, $8.1 million of other inactive HECM loans, and $5.1 million of REO. As of June 30, 2026, includes $26.9 million of active HECM buyout loans, $21.3 million of inactive HECM buyout loans, $7.5 million of other inactive HECM loans, and $5.0 million of REO.
(5)As of September 30, 2026, includes $1.9 billion of securitized proprietary reverse mortgage loans and related REO, $30.8 million of cash held in a securitization reserve fund, and $21.0 million of investment related receivables. As of June 30, 2026, includes $2.0 billion of securitized proprietary reverse mortgage loans and related REO, $30.5 million of cash held in a securitization reserve fund, and $30.8 million of investment related receivables.
Our Longbridge segment reported positive results for the third quarter, with contributions from both originations and servicing. Originations benefited from sequentially higher origination volumes and net gains from a proprietary reverse mortgage loan securitization priced during the quarter, partially offset by origination margin compression amid higher interest rates. Meanwhile, servicing benefited from strong tail securitization executions, steady base servicing net income, and gains on MSR-related hedges, partially offset by a mark-to-market loss on the HMBS MSR. The Longbridge segment also generated significant net gains on "enterprise" interest-rate hedges intended to mitigate the potential impact of higher interest rates on origination profits. Results also reflected a net unrealized loss on the retained tranches of consolidated proprietary reverse mortgage loan securitization trusts, driven by revised home price projections.
Longbridge originated $676.3 million of loans during the quarter, up 36% year over year, contributing to a 59% sequential increase in the net Longbridge portfolio to $1.0 billion as of September 30, 2026. Much of this increase was reversed upon the October settlement of a proprietary reverse mortgage loan securitization that priced in September.
Supplemental Longbridge Information:
The following table summarizes origination volumes by product and channel for the three-month period ended September 30, 2026:

	Three-Month Period Ended
($ In thousands)	September 30, 2026
Channel	Units	New Loan Origination Volume(1)	% of New Loan Origination Volume
HECM loans
Wholesale and correspondent	1,408	$194,509	29%
Retail	592	63,994	9%
Total HECM loans	2,000	258,503	38%
Proprietary reverse mortgage loans(2)
Wholesale and correspondent	592	294,318	44%
Retail	366	123,517	18%
Total proprietary reverse mortgage loans	958	$417,835	62%
Total	2,958	$676,338	100%
(1)Represents initial borrowed amounts on reverse mortgage loans.
(2)Includes HELOCs.
In accordance with U.S. GAAP, HECM loans remain on our balance sheet after securitization. The carrying value of the HMBS assets, net of the HMBS liabilities, approximates the value of the HMBS MSR. The following table presents a rollforward of the HMBS MSR for the three-month period ended September 30, 2026:

(In thousands)	Three-Month Period Ended September 30, 2026
Beginning balance	$127,187
Originations	10,396
Change in fair value due to:
Runoff	(9,707)
Change in valuation inputs and assumptions	(17,991)
Ending balance	$109,885

The following table presents the net profit (loss) related to the HMBS MSR, as discussed above, for the three-month period ended September 30, 2026:

(In thousands)	Three-Month Period Ended September 30, 2026
Net servicing revenue	$16,138
Change in fair value due to:
Runoff	(9,707)
Change in valuation inputs and assumptions	(17,991)
Gains (losses) on associated hedges	15,807
Net profit (loss)	$4,247
The following table presents a rollforward of our purchased MSRs and MSRs retained on proprietary reverse mortgage loans, which are reported on our Condensed Consolidated Balance Sheet as Mortgage servicing rights, at fair value, for the three-month period ended September 30, 2026:

(In thousands)	Three-Month Period Ended September 30, 2026
Beginning balance	$30,040
Change in fair value due to:
Runoff	(75)
Change in valuation inputs and assumptions	324
Ending balance	$30,289
The following table presents the net profit (loss) on our MSRs, as discussed above, for the three-month period ended September 30, 2026:

(In thousands)	Three-Month Period Ended September 30, 2026
Net servicing revenue	$1,803
Change in fair value due to:
Runoff	(75)
Change in valuation inputs and assumptions	324
Gains (losses) on associated hedges	774
Net profit (loss)	$2,826
Corporate/Other
The net loss in Corporate/Other narrowed quarter over quarter, primarily driven by a smaller combined net loss on our unsecured debt and interest rate hedges. Higher interest rates during the third quarter resulted in losses on the fixed receiver interest rate swaps used to hedge the fixed payments on our unsecured notes and preferred equity. These losses exceeded the net gains on our unsecured notes.
Our unsecured notes generated mark-to-market gains as a result of higher interest rates, although this was partially offset by credit spread tightening on our existing notes, reflecting the tighter pricing achieved on our add-on offering of 7.375% senior notes in September. Related debt issuance costs were fully expensed at issuance. We also recorded a realized loss on the par redemption of our 6% senior notes, which were carried at a discount to par. Finally, results reflected higher income tax expense.
Financing—Overall
We had various financing arrangements in place as of September 30, 2026, including both secured and unsecured borrowings. We use repos, secured lines of credit, and various other secured borrowings to finance our portfolios and account for these arrangements as collateralized borrowings. We have also obtained term financing through the securitization markets for residential mortgage loans, proprietary reverse mortgage loans, and consumer loans. Additionally, as an issuer of HMBS, we account for HMBS-related obligations as secured borrowings.
Finally, as of September 30, 2026, we had $775.0 million in aggregate principal amount of outstanding Unsecured borrowings, consisting of (i) $550.0 million of senior notes maturing in September 2030 and bearing an interest rate of 7.375%; (ii) $210.0 million of senior notes maturing in April 2027 and bearing an interest rate of 5.875%; and (iii) $15.0 million of unregistered junior subordinated unsecured debt securities (the "Trust Preferred Debt"). The indentures governing the outstanding Senior Notes contain financial and other covenants. See Note 14 of the Notes to the Consolidated Financial Statements for additional details on our Unsecured borrowings.
As of September 30, 2026, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet) were $7.1 billion, and we had $11.3 billion of HMBS-related obligations.
The following table details our borrowings outstanding and debt-to-equity ratios as of September 30, 2026 and June 30, 2026:

	As of
($ in thousands)	September 30, 2026	June 30, 2026
Recourse borrowings:
Repurchase agreements	$3,570,514	$3,064,277
Other secured borrowings	251,568	256,988
Unsecured borrowings, at par	775,000	662,750
Total recourse borrowings	$4,597,082	$3,984,015
Debt-to-equity ratio based on total recourse borrowings	2.3:1	2.0:1
Debt-to-equity ratio based on total recourse borrowings excluding borrowings collateralized by U.S. Treasury securities	2.2:1	1.9:1
Debt-to-equity ratio based on total recourse borrowings excluding borrowings collateralized by U.S. Treasury securities, adjusted for unsettled purchases and sales(1)	2.2:1	1.9:1
Non-Recourse(2) Borrowings:
Other Secured Borrowings, at fair value(3)	3,273,346	3,451,333
HMBS-related obligations, at fair value	11,294,032	11,057,752
Total non-recourse borrowings	14,567,378	14,509,085
Total Recourse and Non-Recourse Borrowings	$19,164,460	$18,493,100
Debt-to-equity ratio based on total recourse and non-recourse borrowings	9.4:1	9.2:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding borrowings collateralized by U.S. Treasury securities	9.4:1	9.2:1
Debt-to-equity ratio based on total recourse and non-recourse borrowings excluding borrowings collateralized by U.S. Treasury securities, adjusted for unsettled purchases and sales(1)	9.4:1	9.2:1
(1)For unsettled purchases and sales, assumes associated borrowings are subject to haircuts of 4.9% as of both September 30, 2026 and June 30, 2026.
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
Our recourse debt-to-equity ratio, excluding borrowings collateralized by U.S. Treasury securities and adjusted for unsettled purchases and sales, increased to 2.2:1 as of September 30, 2026 from 1.9:1 as of June 30, 2026. This increase reflected the net increase in unsecured notes outstanding, as well as an increase in warehouse borrowings for loans awaiting securitization. The effect of higher recourse borrowings on the ratio was partially offset by securitization activity and higher total equity.
Our overall debt-to-equity ratio, based on total recourse and non-recourse borrowings excluding borrowings collateralized by U.S. Treasury securities and adjusted for unsettled purchases and sales, increased modestly to 9.4:1 as of September 30, 2026 from 9.2:1 as of June 30, 2026.
Our debt-to-equity ratios do not account for liabilities other than debt financings and do not include debt associated with securitization transactions accounted for as sales.

Our secured financing costs include interest expense related to our repo borrowings and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Balance Sheet but exclude HMBS-related obligations). For the three-month period ended September 30, 2026, the average cost of funds on our secured financings increased to 5.13% from 4.92% for the three-month period ended June 30, 2026. Our unsecured financing costs consist of interest expense related to our Unsecured borrowings. The average borrowing rate on our unsecured financings decreased to 6.59% from 6.79% over the same period. Our overall average cost of funds, including both secured and unsecured financings, increased to 5.26% from 5.09%.
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
The determination of estimated fair value of those of our financial instruments that are not traded in an active market requires the use of both macroeconomic and microeconomic assumptions and/or inputs, which are generally based on current market and economic conditions. Changes in market and/or economic conditions could have a significant adverse effect on the estimated fair value of our financial instruments. Changes to assumptions, including assumed market yields, may significantly impact the estimated fair value of our investments. Our valuations are sensitive to changes in interest rates; see the interest rate sensitivity analysis included in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025, for further information.
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for a description of relevant recent accounting pronouncements, if any.

Financial Condition
The following table summarizes the fair value of our consolidated portfolio of investments(1) as of September 30, 2026 and December 31, 2025.

(In thousands)	September 30, 2026	December 31, 2025(2)
Long:
Dollar denominated:
Agency-eligible residential mortgage loans and retained RMBS(6)(8)	$240,584	$243,615
Agency Pass-Throughs	167,312	203,633
CLOs	102,302	111,808
CMBS	16,837	26,550
Commercial mortgage loans(3)(5)	912,459	765,059
Consumer loans and ABS backed by consumer loans(6)	154,268	143,648
Corporate debt and equity and corporate loans	43,056	29,147
Debt and equity investments in loan origination entities(7)	108,060	95,688
Forward MSR-related investments	74,379	77,852
Government debt	99,966	32,992
HELOC and CES Loans and retained RMBS(6)(8)	352,363	364,838
Non-QM loans and retained non-QM RMBS(3)(6)(8)	2,343,828	2,624,068
Other RMBS and interest-only strips	134,984	109,974
Prime jumbo residential mortgage loans	77,232	—
Residential transition loans(3)	1,148,977	794,712
Reverse mortgage loans(3)	14,143,709	12,344,835
Reverse MSRs	30,289	28,913
Other residential mortgage loans(3)(4)	43,049	44,744
Other investments(9)(10)	66,870	70,466
Non-Dollar denominated:
CLO	5,541	13,232
RMBS(10)	29,662	16,953
Other residential mortgage loans	23,581	27,536
Total long	$20,319,308	$18,170,263
Short:
Dollar denominated:
Government debt	(258,776)	(269,978)
Non-Dollar denominated
Government debt	—	(2,724)
Total short	$(258,776)	$(272,702)
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
(4)Other residential mortgage loans include secondary market purchases of non-performing and re-performing mortgage loans and "scratch-and-dent" residential mortgage loans.
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
(9)Includes equity investment in Ellington affiliate.
(10)Includes loans to entities which purchase residential mortgage loans for eventual securitization.

The following table summarizes our financial derivatives portfolio(1)(2) as of September 30, 2026.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$170	$(9,192)	$(9,022)	$1,325
Total Net Mortgage-Related Derivatives				1,325
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	468,225	(761,175)	(292,950)	2,067
Total Return Swaps	15,687	—	15,687	101
Options	10,606	(4,139)	6,467	6,605
Warrants(3)	116	—	116	1
Total Net Corporate-Related Derivatives				8,774
Interest Rate-Related Derivatives:
TBAs	56,416	(405,073)	(348,657)	8,809
Interest Rate Swaps	6,376,900	(9,869,511)	(3,492,611)	125,111
U.S. Treasury Futures(4)	—	(245,100)	(245,100)	6,474
Total Interest Rate-Related Derivatives				140,394
Other Derivatives:
Foreign Currency Forwards(5)	—	(35,917)	(35,917)	750
Total Net Other Derivatives				750
Net Total				$151,243
(1)For more detailed information about the financial derivatives in our portfolio, please refer to Note 10 of the notes to the consolidated financial statements.
(2)In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of September 30, 2026, derivative assets and derivative liabilities were $346.6 million and $(195.3) million, respectively, for a net fair value of $151.2 million, as reflected in "Net Total" above.
(3)Notional represents the maximum number of shares available to be purchased upon exercise.
(4)Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of September 30, 2026, a total of 2,451 short U.S. Treasury futures contracts were held.
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
As of September 30, 2026, our Consolidated Balance Sheet reflected total assets of $21.9 billion and total liabilities of $19.9 billion. As of December 31, 2025, our Consolidated Balance Sheet reflected total assets of $19.4 billion and total liabilities of $17.5 billion. Our investments in securities, loans, MSRs, Forward MSR-related investments, unconsolidated entities, loan commitments, financial derivatives, and real estate owned included in total assets were $20.7 billion and $18.3 billion as of September 30, 2026 and December 31, 2025, respectively. Our investments in securities sold short and financial derivatives included in total liabilities were $454.1 million and $325.8 million as of September 30, 2026 and December 31, 2025, respectively. As of both September 30, 2026 and December 31, 2025, investments in securities sold short consisted principally of short positions in U.S. Treasury securities and sovereign bonds. We primarily use interest rate swaps; short positions in TBAs, U.S. Treasury securities and sovereign bonds; and currency forwards to hedge the risk of rising interest rates and foreign currency risk.
The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As measured on a notional basis, we had a net short TBA position of $(348.7) million and $(238.9) million as of September 30, 2026 and December 31, 2025, respectively. As measured in 10-year equivalents, we had a net short TBA position of $(269.1) million and $(98.5) million as of September 30, 2026 and December 31, 2025, respectively. Ten-year equivalents represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.
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
We have entered into repos to finance many of our assets. We account for our repos as collateralized borrowings. As of September 30, 2026 indebtedness outstanding on our repos was approximately $3.6 billion. As of September 30, 2026, our assets financed with repos consisted of $80.2 million of Agency Pass-Throughs, $100.0 million of U.S. Treasury securities, and $4.1 billion of other securities, loans, and REO. As of September 30, 2026, outstanding indebtedness under repos was $77.0 million for Agency Pass-Throughs, $101.4 million for U.S. Treasury securities, and $3.4 billion for all other securities, loans and REO. As of December 31, 2025 indebtedness outstanding on our repos was approximately $2.7 billion. As of December 31, 2025, our assets financed with repos consisted of $203.1 million of Agency Pass-Throughs, $33.0 million of U.S. Treasury securities, and $3.0 billion of other securities, loans, and REO. As of December 31, 2025, outstanding indebtedness under repos was $193.1 million for Agency Pass-Throughs, $33.3 million for U.S. Treasury securities, and $2.4 billion for all other securities, loans and REO.
In addition to our repos, as of September 30, 2026 we had Total other secured borrowings of $3.5 billion, collateralized primarily by $3.8 billion of residential mortgage loans, ABS backed by consumer loans, reverse mortgage loans, and reserve cash. This compares to Total other secured borrowings of $3.2 billion as of December 31, 2025, collateralized primarily by $3.5 billion of residential mortgage loans, ABS backed by consumer loans, reverse mortgage loans, and reserve cash. Additionally, as of September 30, 2026, we had HMBS-related obligations of $11.3 billion collateralized by $11.4 billion of HMBS assets, and as of December 31, 2025, we had HMBS-related obligations of $10.4 billion collateralized by $10.5 billion of HMBS assets, which include HECM loans as well as REO and claims and other receivables. In addition to our secured borrowings, as of September 30, 2026 and December 31, 2025, we had Unsecured borrowings outstanding of $775.0 million and $662.8 million, respectively.
As of September 30, 2026 and December 31, 2025, our debt-to-equity ratio was 9.4:1 and 9.1:1, respectively. Our recourse debt-to-equity ratio was 2.3:1 as of September 30, 2026 as compared to 1.9:1 as of December 31, 2025. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of September 30, 2026, our equity increased by $161.9 million to $2.033 billion from $1.871 billion as of December 31, 2025. The increase principally consisted of net proceeds from the issuance of common stock of $225.7 million, after commissions and offering costs; net income of $211.5 million; and contributions from non-controlling interests of $24.6 million. These increases were partially offset by the redemption of preferred stock of $115.0 million, common and preferred dividends of $164.5 million, and distributions to non-controlling interests of $26.6 million. Stockholders' equity, which excludes the convertible non-controlling interests in the Operating Partnership as well as the non-convertible non-controlling interests in certain of our other subsidiaries, was $1.991 billion as of September 30, 2026. As of September 30, 2026, our book value per share of common stock, calculated using Total Stockholders' Equity less the aggregate liquidation preference of outstanding preferred stock, was $13.53.

Results of Operations
Results of Operations for the Three-Month Periods Ended September 30, 2026 and 2025
The following tables summarize our results of operations by segment (as applicable) for the three-month periods ended September 30, 2026 and 2025:

	Three-Month Period Ended September 30, 2026
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$115,989	$57,046	$1,652	$174,687
Interest expense	(55,134)	(39,547)	(11,054)	(105,735)
Net interest income	60,855	17,499	(9,402)	68,952
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	(73,934)	(84,698)	—	(158,632)
Realized and unrealized gains (losses) on financial derivatives, net	36,738	39,831	(8,224)	68,345
Realized and unrealized gains (losses) on real estate owned, net	(2,675)	(347)	—	(3,022)
Unrealized gains (losses) on other secured borrowings, at fair value, net	53,749	67,631	—	121,380
Realized and unrealized gains (losses) on unsecured borrowings, at fair value	—	—	6,600	6,600
Net change from HECM reverse mortgage loans, at fair value	—	85,403	—	85,403
Net change related to HMBS obligations, at fair value	—	(72,547)	—	(72,547)
Other, net	(5,501)	6,743	—	1,242
Total other income (loss)	8,377	42,016	(1,624)	48,769
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	7,344	7,344
Incentive fee to affiliate	—	—	902	902
Investment and transaction related expenses	5,730	14,585	2,078	22,393
Other operating expenses	3,693	32,458	5,109	41,260
Total expenses	9,423	47,043	15,433	71,899
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	59,809	12,472	(26,459)	45,822
Income tax expense (benefit)	—	—	1,987	1,987
Earnings (losses) from investments in unconsolidated entities	2,098	—	—	2,098
Net Income (Loss)	61,907	12,472	(28,446)	45,933
Net income (loss) attributable to non-controlling interests	834	—	512	1,346
Dividends on preferred stock	—	—	4,205	4,205
Net Income (Loss) Attributable to Common Stockholders	$61,073	$12,472	$(33,163)	$40,382
Net Income (Loss) Per Common Share	$0.47	$0.10	$(0.26)	$0.31
(1)See Note 16 of the notes to the consolidated financial statements for further details on management fee rebates.

	Three-Month Period Ended September 30, 2025
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total
Interest Income (Expense)
Interest income	$90,790	$30,467	$1,589	$122,846
Interest expense	(46,585)	(22,576)	(3,965)	(73,126)
Net interest income	44,205	7,891	(2,376)	49,720
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	21,574	12,177	—	33,751
Realized and unrealized gains (losses) on financial derivatives, net	(7,213)	(3,867)	(452)	(11,532)
Realized and unrealized gains (losses) on real estate owned, net	(2,616)	(50)	—	(2,666)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(8,586)	(12,558)	—	(21,144)
Realized and unrealized gains (losses) on unsecured borrowings, at fair value	—	—	(2,890)	(2,890)
Net change from HECM reverse mortgage loans, at fair value	—	205,973	—	205,973
Net change related to HMBS obligations, at fair value	—	(171,019)	—	(171,019)
Other, net	(5,236)	7,799	—	2,563
Total other income (loss)	(2,077)	38,455	(3,342)	33,036
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	6,173	6,173
Investment and transaction related expenses	5,677	12,136	—	17,813
Other operating expenses	1,828	25,586	5,612	33,026
Total expenses	7,505	37,722	11,785	57,012
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	34,623	8,624	(17,503)	25,744
Income tax expense (benefit)	—	—	1,060	1,060
Earnings (losses) from investments in unconsolidated entities	13,074	—	—	13,074
Net Income (Loss)	47,697	8,624	(18,563)	37,758
Net income (loss) attributable to non-controlling interests	846	—	334	1,180
Dividends on preferred stock	—	—	7,074	7,074
Net Income (Loss) Attributable to Common Stockholders	$46,851	$8,624	$(25,971)	$29,504
Net Income (Loss) Per Common Share	$0.46	$0.09	$(0.26)	$0.29
(1)See Note 16 of the notes to the consolidated financial statements for further details on management fee rebates.
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended September 30, 2026 we had net income (loss) attributable to common stockholders of $40.4 million, compared to $29.5 million for the three-month period ended September 30, 2025.
Interest Income
Interest income was $174.7 million for the three-month period ended September 30, 2026, as compared to $122.8 million for the three-month period ended September 30, 2025. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the three-month period ended September 30, 2026 increased to $116.0 million, as compared to $90.8 million for the three-month period ended September 30, 2025.

The following table(1) details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended September 30, 2026 and 2025:

	Three-Month Period Ended
($ In thousands)	September 30, 2026	September 30, 2025
Interest Income	$109,014	$88,585
Average Holdings	$5,537,578	$4,682,984
Yield	7.87%	7.57%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin), long positions in U.S. Treasury securities, and reverse repo.
For the three-month period ended September 30, 2026, interest income from our investment portfolio was $109.0 million, as compared to $88.6 million for the three-month period ended September 30, 2025. This period-over-period increase was primarily driven by a significantly larger average investment portfolio and by higher average asset yields for the three-month period ended September 30, 2026.
In addition, we had $6.5 million and $2.0 million of interest income related to long U.S. Treasury securities and reverse repo for the three-month periods ended September 30, 2026 and 2025, respectively, which we generally use to hedge our exposure to changes in interest rates.
Longbridge
For the three-month periods ended September 30, 2026 and 2025, interest income from the Longbridge segment was $57.0 million and $30.5 million, respectively. The increase was primarily related to a larger portfolio of proprietary reverse mortgage loans period over period.
Corporate/Other
For the three-month periods ended September 30, 2026 and 2025, interest income not allocable to either the investment portfolio segment or the Longbridge segment was $1.7 million and $1.6 million, respectively, primarily related to interest income earned on cash balances and cash collateral held by counterparties.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our unsecured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the three-month periods ended September 30, 2026 and 2025, we had total interest expense of $105.7 million and $73.1 million, respectively.
Investment Portfolio
Total interest expense in our investment portfolio segment increased to $55.1 million for the three-month period ended September 30, 2026, as compared to $46.6 million for the three-month period ended September 30, 2025. The increase in interest expense was primarily the result of an increase in average borrowings on our larger portfolio, partially offset by a decline in financing rates.
The table below summarizes the components of interest expense(1) in our Investment Portfolio for the three-month periods ended September 30, 2026 and 2025.

	Three-Month Period Ended
(In thousands)	September 30, 2026	September 30, 2025
Repos and Total Other Secured Borrowings	$54,124	$46,290
Securities Sold Short	867	295
Other	143	—
Total	$55,134	$46,585
(1)Amounts include the related net accretion and amortization of purchase discounts and premiums.

The following table summarizes our aggregate secured borrowings in our Investment Portfolio, including repos and Total other secured borrowings, for the three-month periods ended September 30, 2026 and 2025.

	Three-Month Period Ended
	September 30, 2026			September 30, 2025
	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Total	$4,449,174	$54,124	4.83%	$3,680,055	$46,290	4.99%
U.S. Treasury Securities	111,403	1,060	3.77%	90,154	1,016	4.47%
Total excluding U.S. Treasury Securities	4,337,771	53,064	4.85%	3,589,901	45,274	5.00%
Agency Pass-Throughs	103,869	995	3.80%	162,281	1,848	4.52%
Total excluding U.S. Treasury Securities and Agency Pass-Throughs	4,233,902	52,069	4.88%	3,427,620	43,426	5.03%
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 4.32% and 4.02% for the three-month periods ended September 30, 2026 and 2025, respectively.
Net interest margin, defined as the average yield on our portfolio of yield-bearing assets (excluding U.S. Treasury securities) less the average cost of funds on our secured borrowings (including actual and accrued periodic payments on interest rate swaps as described above), on our investment portfolio for each of the three-month periods ended September 30, 2026 and 2025 was 3.55%.
Longbridge
Interest expense in the Longbridge segment primarily relates to Other secured borrowings and repurchase agreements. For the three-month periods ended September 30, 2026 and 2025, interest expense in the Longbridge segment was $39.5 million and $22.6 million, respectively. The increase in interest expense in the current period was primarily due to a significant increase in average borrowings on proprietary reverse mortgage loans, partially offset by a decrease in financing rates for the three-month period ended September 30, 2026, as well as a decrease in interest expense on securities sold short.
The table below summarizes the components of interest expense(1) in the Longbridge segment for the three-month periods ended September 30, 2026 and 2025.

	Three-Month Period Ended
(In thousands)	September 30, 2026	September 30, 2025
Repos and Total Other Secured Borrowings	$37,416	$20,403
Securities Sold Short	2,131	2,173
Total	$39,547	$22,576
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
For the three-month period ended September 30, 2026, average borrowings in the Longbridge segment were $2.6 billion and average cost of funds was 5.66%. This compares to average borrowings of $1.4 billion and an average cost of funds of 5.73% for the three-month period ended September 30, 2025.
Corporate/Other
Certain items of interest expense are not allocable to either the investment portfolio segment or the Longbridge segment, such as interest expense on Unsecured borrowings and certain cash collateral held by us. Total interest expense not allocable to either the investment portfolio segment or the Longbridge segment was $11.1 million and $4.0 million for the three-month periods ended September 30, 2026 and 2025, respectively. The increase in interest expense during the current period was due to an increase in the amount of unsecured notes outstanding in the current period.

Base Management Fees
Corporate/Other
For the three-month period ended September 30, 2026, the net base management fee, which is based on total equity at the end of each quarter less any applicable rebates our Manager credited us, was $7.3 million as compared to $6.2 million for the three-month period ended September 30, 2025. The increase in the net base management fee period over period was due to a larger capital base at the end of the third quarter of 2026, as compared to the end of the third quarter of 2025. See Note 16 of the notes to our consolidated financial statements for further detail on management fee rebates.
Incentive Fees
Corporate/Other
Each quarter, in addition to the base management fee, our Manager is also entitled to an incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. For the three-month period ended September 30, 2026, we incurred an incentive fee of $0.9 million; no incentive fee was incurred for the three-month period ended September 30, 2025. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Investment and Transaction Related Expenses
Investment and transaction related expenses consist of servicing fees on our mortgage and consumer loans, origination expenses, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended September 30, 2026 and 2025, investment and transaction related expenses were $22.4 million and $17.8 million, respectively.
Investment Portfolio
For each of the three-month periods ended September 30, 2026 and 2025, Investment and transaction related expenses in our investment portfolio segment were $5.7 million.
Longbridge
Investment and transaction related expenses in the Longbridge segment primarily consist of servicing expense related to reverse mortgage loans and various loan origination expenses. For the three-month periods ended September 30, 2026 and 2025, Investment and transaction related expenses were $14.6 million and $12.1 million, respectively; such increase was primarily due to an increase in various loan origination expenses and servicing expenses resulting from our larger origination volumes and larger holdings of reverse mortgage loans, partially offset by a decrease in debt issuance costs related to other secured borrowings, at fair value.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and investment and transaction related expenses. Other operating expenses were $41.3 million for the three-month period ended September 30, 2026 as compared to $33.0 million for the three-month period ended September 30, 2025.
Investment Portfolio
Other operating expenses in our investment portfolio segment were $3.7 million and $1.8 million for the three-month periods ended September 30, 2026 and 2025, respectively. The increase in other operating expenses for the three-month period ended September 30, 2026 was due to an increase in compensation and benefits expense.
Longbridge
For the three-month periods ended September 30, 2026 and 2025, other operating expenses in the Longbridge segment were $32.5 million and $25.6 million, respectively. These expenses primarily consist of compensation and benefits expense, and to a lesser extent, professional fees and various overhead costs including expenses related to technology and marketing. The quarter-over-quarter increase was primarily due to an increase in compensation and benefits expenses, and expenses related to technology and marketing.

Corporate/Other
For the three-month periods ended September 30, 2026 and 2025, other operating expenses not allocable to either the investment portfolio segment or the Longbridge segment were $5.1 million and $5.6 million, respectively. The quarter-over-quarter decrease was due to a decline in compensation and benefits expenses and other expenses, partially offset by an increase in professional fees.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and residential mortgage, commercial mortgage, consumer, and corporate loans, financial derivatives, and real estate owned, unrealized gains (losses) on other secured borrowings, at fair value and Unsecured borrowings, at fair value, net change from HECM reverse mortgage loans, at fair value, and net change related to HMBS obligations, at fair value. Other, net, another component of Other income (loss), includes rental income and income related to loan originations and servicing, as well as income on MSRs and Forward MSR-related investments, unrealized gains (losses) on loan commitments, realized gains (losses) on foreign currency transactions, and unrealized gains (losses) on foreign currency remeasurement.
Investment Portfolio
For the three-month period ended September 30, 2026, other income (loss) was $8.4 million, consisting primarily of net realized and unrealized gains of $36.7 million on our financial derivatives and net unrealized gains of $53.7 million on our Other secured borrowings, at fair value. These gains were partially offset by net realized and unrealized losses of $(73.9) million on our securities and loans, $(2.7) million on real estate owned, as well as a $(5.5) million net loss in Other, net. Net realized and unrealized gains of $36.7 million on our financial derivatives primarily reflected the impact of higher interest rates on our interest rate swaps, short TBAs, and U.S. Treasury futures. Net realized and unrealized losses of $(73.9) million on our securities and loans were primarily attributable to non-QM loans, Agency-eligible loans, closed-end second lien loans, residential transition loans, CMBS, and certain other investments. These losses were partially offset by net realized and unrealized gains on non-QM retained tranches, non-Agency RMBS, and corporate debt and equity. Other, net reflected a $(5.5) million loss, primarily driven by net unrealized losses on loan purchase commitments and unrealized losses on foreign currency remeasurement, partially offset by unrealized gains on forward MSR-related investments, realized gains on foreign currency transactions, origination and other loan-related income, and rental income. We also recognized net unrealized gains of $53.7 million on our Other secured borrowings, at fair value for the three-month period ended September 30, 2026, related to the debt tranches of our consolidated mortgage loan securitizations; the net change in unrealized gain (loss) on the underlying securitized loans was $(58.8) million for the quarter and is included in Unrealized gains (losses) on securities and loans, net.
For the three-month period ended September 30, 2025, other income (loss) was $(2.1) million, consisting primarily of net unrealized losses of $(8.6) million on our Other secured borrowings, at fair value, net realized and unrealized losses of $(7.2) million on our financial derivatives, $(2.6) million on real estate owned, net, and $(5.2) million on Other, net. These losses were partially offset by net realized and unrealized gains of $21.6 million on our securities and loans. Net realized and unrealized gains of $21.6 million on our securities and loans were primarily on non-QM loans, Agency RMBS, residential transition loans, and other ABS. Net realized and unrealized losses of $(7.2) million on our financial derivatives were primarily related to net realized and unrealized losses, driven by lower interest rates, on our interest rate swaps, and to a lesser extent, our TBAs. Other, net of $(5.2) million consists primarily of net realized and unrealized losses on our Forward MSR-related investments, various origination and loan income, rental income, realized gains on foreign currency transactions, and unrealized losses on foreign currency remeasurement. We recognized net unrealized losses of $(8.6) million on our Other secured borrowings, at fair value for the quarter ended September 30, 2025, related to the debt tranches of our consolidated mortgage loan securitizations. These securitized non-QM loans had net unrealized gains of $5.6 million, which are included in Unrealized gains (losses) on securities and loans, net.
Longbridge
For the three-month period ended September 30, 2026, other income (loss) from the Longbridge segment was $42.0 million, consisting primarily of Net change from HECM reverse mortgage loans, at fair value of $85.4 million, net gains of $39.8 million on financial derivatives, and net gains of $67.6 million on Other secured borrowings, at fair value, and $6.7 million of Other, net, which were partially offset by $(84.7) million of net losses on securities and loans and Net change related to HMBS obligations, at fair value of $(72.5) million. Net change from HECM reverse mortgage loans at fair value of $85.4 million primarily consisted of $163.0 million of coupon income on HECM loans, net realized and unrealized losses of $(49.9) million on HECM loans primarily driven by the impact of higher interest rates which is partially offset by profitable new originations and tail fundings, and net losses of $(27.7) million on the HMBS MSR driven by runoff and valuation change. Net gains of $39.8 million on financial derivatives primarily reflected the impact of higher interest rates on our interest rate swaps, short TBAs, and U.S. Treasury futures. Net losses of $(84.7) million on securities and loans were primarily driven by unrealized losses on proprietary reverse mortgage loans resulting from the impact of higher interest rates and lower-than-

expected home price growth, partially offset by net gains of $67.6 million on Other secured borrowings, related to debt tranches of our consolidated proprietary reverse mortgage loan securitizations and gains on short positions in U.S. Treasury securities. Net change related to HMBS obligations, at fair value of $(72.5) million primarily consisted of $(151.6) million of interest expense on the HMBS obligations, which partially offset the interest income on HECM loans, and net unrealized gains of $79.0 million on the HMBS obligations primarily driven by the impact of higher interest rates. Other, net of $6.7 million is primarily related to $4.8 million of origination fees and $1.9 million of servicing fees.
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
Corporate/Other
For the three-month period ended September 30, 2026, other income (loss) was $(1.6) million. Higher interest rates during the third quarter resulted in losses on the fixed receiver interest rate swaps used to hedge the fixed payments on our unsecured notes and preferred equity. We also recorded a realized loss on the par redemption of our 6.00% senior notes, which were carried at a discount to par. These losses together exceeded the mark-to-market gains on our unsecured notes. Those gains were driven by higher interest rates but were partially offset by credit spread tightening on our existing notes, reflecting the tighter pricing achieved on our September add-on notes offering. For the three-month period ended September 30, 2025, other income (loss) was $(3.3) million, consisting primarily of net losses on our Unsecured borrowings, at fair value and related hedges.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $2.0 million for the three-month period ended September 30, 2026, as compared to $1.1 million for the three-month period ended September 30, 2025.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $2.1 million for the three-month period ended September 30, 2026, as compared to $13.1 million for the three-month period ended September 30, 2025.
For the three-month period ended September 30, 2026, Earnings (losses) from investments in unconsolidated entities of $2.1 million primarily consisted of net realized and unrealized gains on investments in loan originators partially offset by net realized and unrealized losses on investments in risk retention vehicles related to residential mortgage loan securitizations.
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

Results of Operations for the Nine-Month Periods Ended September 30, 2026 and 2025
The following tables summarize our results of operations by segment (as applicable) for the nine-month periods ended September 30, 2026 and 2025:

	Nine-Month Period Ended September 30, 2026
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/ Other	Total
Interest Income (Expense)
Interest income	$343,833	$146,668	$4,525	$495,026
Interest expense	(158,090)	(100,774)	(33,671)	(292,535)
Net interest income	185,743	45,894	(29,146)	202,491
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	(102,872)	(57,814)	—	(160,686)
Realized and unrealized gains (losses) on financial derivatives, net	74,259	48,279	(18,521)	104,017
Realized and unrealized gains (losses) on real estate owned, net	(9,885)	(545)	—	(10,430)
Unrealized gains (losses) on other secured borrowings, at fair value, net	58,069	80,520	—	138,589
Realized and unrealized gains (losses) on unsecured borrowings, at fair value	—	—	11,470	11,470
Net change from HECM reverse mortgage loans, at fair value	—	472,457	—	472,457
Net change related to HMBS obligations, at fair value	—	(387,796)	—	(387,796)
Litigation settlement income	—	17,000	—	17,000
Other, net	2,750	22,260	—	25,010
Total other income (loss)	22,321	194,361	(7,051)	209,631
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	21,800	21,800
Incentive fee to affiliate	—	—	21,043	21,043
Investment and transaction related expenses	16,720	50,022	2,078	68,820
Other operating expenses	9,620	90,035	16,975	116,630
Total expenses	26,340	140,057	61,896	228,293
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	181,724	100,198	(98,093)	183,829
Income tax expense (benefit)	—	—	3,005	3,005
Earnings (losses) from investments in unconsolidated entities	30,637	—	—	30,637
Net Income (Loss)	212,361	100,198	(101,098)	211,461
Net income (loss) attributable to non-controlling interests	730	—	2,220	2,950
Dividends on preferred stock	—	—	14,293	14,293
Issuance costs of redeemed preferred stock	—	—	3,966	3,966
Net Income (Loss) Attributable to Common Stockholders	$211,631	$100,198	$(121,577)	$190,252
Net Income (Loss) Per Common Share	$1.68	$0.80	$(0.97)	$1.51
(1)See Note 16 of the notes to the consolidated financial statements for further details on management fee rebates.

	Nine-Month Period Ended September 30, 2025
(In thousands except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total
Interest Income (Expense)
Interest income	$273,806	$75,453	$4,971	$354,230
Interest expense	(146,968)	(58,526)	(12,416)	(217,910)
Net interest income	126,838	16,927	(7,445)	136,320
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	95,451	42,325	—	137,776
Realized and unrealized gains (losses) on financial derivatives, net	(40,366)	(13,472)	705	(53,133)
Realized and unrealized gains (losses) on real estate owned, net	(10,032)	369	—	(9,663)
Unrealized gains (losses) on other secured borrowings, at fair value, net	(44,764)	(33,588)	—	(78,352)
Realized and unrealized gains (losses) on unsecured borrowings, at fair value	—	—	(4,946)	(4,946)
Net change from HECM reverse mortgage loans, at fair value	—	551,780	—	551,780
Net change related to HMBS obligations, at fair value	—	(460,701)	—	(460,701)
Other, net	17,042	22,083	—	39,125
Total other income (loss)	17,331	108,796	(4,241)	121,886
Expenses
Base management fee to affiliate, net of fee rebates(1)	—	—	18,535	18,535
Incentive fee to affiliate	—	—	4,533	4,533
Investment and transaction related expenses	13,963	36,125	—	50,088
Other operating expenses	6,124	71,286	15,495	92,905
Total expenses	20,087	107,411	38,563	166,061
Net Income (Loss) before Income Tax Expense (Benefit) and Earnings (Losses) from Investments in Unconsolidated Entities	124,082	18,312	(50,249)	92,145
Income tax expense (benefit)	—	—	2,439	2,439
Earnings (losses) from investments in unconsolidated entities	38,449	—	—	38,449
Net Income (Loss)	162,531	18,312	(52,688)	128,155
Net income (loss) attributable to non-controlling interests	1,764	—	1,170	2,934
Dividends on preferred stock	—	—	21,145	21,145
Net Income (Loss) Attributable to Common Stockholders	$160,767	$18,312	$(75,003)	$104,076
Net Income (Loss) Per Common Share	$1.67	$0.19	$(0.78)	$1.08
(1)See Note 16 of the notes to the consolidated financial statements for further details on management fee rebates.
Net Income (Loss) Attributable to Common Stockholders
For the nine-month period ended September 30, 2026 we had net income (loss) attributable to common stockholders of $190.3 million, compared to $104.1 million for the nine-month period ended September 30, 2025.
Interest Income
Interest income was $495.0 million for the nine-month period ended September 30, 2026, as compared to $354.2 million for the nine-month period ended September 30, 2025. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on various holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
Investment Portfolio
Interest income from our investment portfolio segment for the nine-month period ended September 30, 2026 increased to $343.8 million, as compared to $273.8 million for the nine-month period ended September 30, 2025.

The following table(1) details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the nine-month periods ended September 30, 2026 and 2025:

	Nine-Month Period Ended
($ In thousands)	September 30, 2026	September 30, 2025
Interest Income	$327,187	$265,024
Average Holdings	$5,691,712	$4,786,211
Yield	7.66%	7.38%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin), long positions in U.S. Treasury securities, and reverse repo.
For the nine-month period ended September 30, 2026, interest income from our investment portfolio was $327.2 million, as compared to $265.0 million for the nine-month period ended September 30, 2025. This period-over-period increase was primarily driven by a significantly larger average investment portfolio and by higher average asset yields for the nine-month period ended September 30, 2026.
In addition, we had $16.2 million and $8.0 million of interest income related to long U.S. Treasury securities and reverse repo for the nine-month periods ended September 30, 2026 and 2025, respectively, which we generally use to hedge our exposure to changes in interest rates.
Longbridge
For the nine-month periods ended September 30, 2026 and 2025, interest income from the Longbridge segment was $146.7 million and $75.5 million, respectively. The increase was primarily related to a larger portfolio of proprietary reverse mortgage loans period over period for the nine-month period ended September 30, 2026.
Corporate/Other
For the nine-month periods ended September 30, 2026 and 2025, interest income not allocable to either the investment portfolio segment or the Longbridge segment was $4.5 million and $5.0 million, respectively, primarily related to interest income earned on cash balances and cash collateral held by counterparties.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our unsecured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. For the nine-month periods ended September 30, 2026 and 2025, we had total interest expense of $292.5 million and $217.9 million, respectively.
Investment Portfolio
Total interest expense in our investment portfolio segment increased to $158.1 million for the nine-month period ended September 30, 2026, as compared to $147.0 million for the nine-month period ended September 30, 2025. The increase in interest expense was primarily the result of an increase in borrowings on our larger investment portfolio and an increase in interest expense on securities sold short, partially offset by a decline in financing rates.
The table below summarizes the components of interest expense(1) in our Investment Portfolio for the nine-month periods ended September 30, 2026 and 2025.

	Nine-Month Period Ended
(In thousands)	September 30, 2026	September 30, 2025
Repos and Total Other Secured Borrowings	$154,550	$146,249
Securities Sold Short	3,330	689
Other	210	30
Total	$158,090	$146,968
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.

The following table summarizes our aggregate secured borrowings, including repos and Total other secured borrowings, for the nine-month periods ended September 30, 2026 and 2025.

	Nine-Month Period Ended
	September 30, 2026			September 30, 2025
	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Total	$4,338,908	$154,550	4.76%	$3,844,417	$146,249	5.09%
U.S. Treasury Securities	102,569	2,881	3.75%	156,085	5,245	4.49%
Total excluding U.S. Treasury Securities	4,236,339	151,669	4.79%	3,688,332	141,004	5.11%
Agency Pass-Throughs	126,539	3,594	3.80%	186,937	6,351	4.54%
Total excluding U.S. Treasury Securities and Agency Pass-Throughs	4,109,800	148,075	4.82%	3,501,395	134,653	5.14%
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 4.24% and 4.20% for the nine-month periods ended September 30, 2026 and 2025, respectively.
Net interest margin, as defined above, on our investment portfolio for the nine-month periods ended September 30, 2026 and 2025 was 3.42% and 3.18%, respectively.
Longbridge
Interest expense in the Longbridge segment primarily relates to Other secured borrowings and repurchase agreements. For the nine-month periods ended September 30, 2026 and 2025, interest expense in the Longbridge segment was $100.8 million and $58.5 million, respectively. The increase in interest expense in the current period was primarily due to an increase in average borrowings on proprietary reverse mortgage loans, partially offset by a decrease in financing rates for the nine-month period ended September 30, 2026, as well as a decrease in interest expense on securities sold short.
The table below summarizes the components of interest expense(1) in the Longbridge segment for the nine-month periods ended September 30, 2026 and 2025.

	Nine-Month Period Ended
(In thousands)	September 30, 2026	September 30, 2025
Repos and Total Other Secured Borrowings	$95,231	$50,835
Securities Sold Short	5,543	7,691
Total	$100,774	$58,526
(1)Amount includes the related net accretion and amortization of purchase discounts and premiums.
For the nine-month period ended September 30, 2026, average borrowings in the Longbridge segment were $2.4 billion and the average cost of funds was 5.40%. This compares to average borrowings of $1.2 billion and an average cost of funds of 5.70% for the nine-month period ended September 30, 2025.
Corporate/Other
Certain items of interest expense are not allocable to either the investment portfolio segment or the Longbridge segment, such as interest expense on Unsecured borrowings and certain cash collateral held by us. Total interest expense not allocable to either the investment portfolio segment or the Longbridge segment was $33.7 million and $12.4 million for the nine-month periods ended September 30, 2026 and 2025, respectively. The rise in interest expense during the current period was due to an increase in the amount of unsecured notes outstanding in the current period.

The table below summarizes the components of interest expense not included in either segment for the nine-month periods ended September 30, 2026 and 2025.

	Nine-Month Period Ended
(In thousands)	September 30, 2026	September 30, 2025
Unsecured borrowings	$33,670	$12,398
Other	1	18
Total	$33,671	$12,416
Base Management Fees
Corporate/Other
For the nine-month period ended September 30, 2026, the net base management fee, which is based on total equity at the end of each quarter less any applicable rebates our Manager credited us, was $21.8 million as compared to $18.5 million for the nine-month period ended September 30, 2025. The increase in the net base management fee period over period was due to a larger capital base at the end of each quarter in 2026, as compared to the respective quarters in 2025. See Note 16 of the notes to our consolidated financial statements for further detail on management fee rebates.
Incentive Fees
Corporate/Other
Each quarter, in addition to the base management fee, our Manager is also entitled to an incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period (including any opening loss carryforward) exceeds a defined return hurdle for the period. For the nine-month periods ended September 30, 2026 and 2025, we incurred an incentive fee of $21.0 million and $4.5 million, respectively. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Investment and Transaction Related Expenses
Investment and transaction related expenses consist of servicing fees on our mortgage and consumer loans, origination expenses, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the nine-month periods ended September 30, 2026 and 2025, investment and transaction related expenses were $68.8 million and $50.1 million, respectively.
Investment Portfolio
For the nine-month periods ended September 30, 2026 and 2025, Investment and transaction related expenses in our investment portfolio segment were $16.7 million and $14.0 million, respectively. The increase in investment and transaction related expenses was primarily due to an increase in investment-related expenses related to our residential and commercial mortgage loan and REO portfolios, as well as an increase in servicing expense on our larger average commercial mortgage loan portfolio during the period.
Longbridge
Investment and transaction related expenses in the Longbridge segment primarily consist of servicing expense related to reverse mortgage loans and various loan origination expenses. For the nine-month periods ended September 30, 2026 and 2025, Investment and transaction related expenses were $50.0 million and $36.1 million, respectively; such increase was primarily due to an increase in various loan origination expenses and servicing expenses resulting from our larger origination volumes and larger holdings of reverse mortgage loans, and an increase in debt issuance costs related to other secured borrowings, at fair value.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation and benefit expenses related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and investment and transaction related expenses. Other operating expenses were $116.6 million for the nine-month period ended September 30, 2026 as compared to $92.9 million for the nine-month period ended September 30, 2025.

Investment Portfolio
Other operating expenses in our investment portfolio segment were $9.6 million and $6.1 million for the nine-month periods ended September 30, 2026 and 2025, respectively. The increase in other operating expenses for the nine-month period ended September 30, 2026 was due to an increase in compensation and benefits expense.
Longbridge
For the nine-month periods ended September 30, 2026 and 2025, other operating expenses in the Longbridge segment were $90.0 million and $71.3 million, respectively. These expenses primarily consist of compensation and benefits expense, and to a lesser extent of professional fees and various overhead costs including expenses related to technology and marketing. The period-over-period increase was primarily due to an increase in compensation and benefits expenses, and expenses related to technology and marketing.
Corporate/Other
For the nine-month periods ended September 30, 2026 and 2025, other operating expenses not allocable to either the investment portfolio segment or the Longbridge segment were $17.0 million and $15.5 million, respectively. The period-over-period increase was due to increases in compensation and benefits expenses, professional fees, and other expenses.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and residential mortgage, commercial mortgage, consumer, and corporate loans, financial derivatives, and real estate owned, unrealized gains (losses) on other secured borrowings, at fair value and Unsecured borrowings, at fair value, net change from HECM reverse mortgage loans, at fair value, and net change related to HMBS obligations, at fair value. Other, net, another component of Other income (loss), includes rental income and income related to loan originations and servicing, as well as income on MSRs and Forward MSR-related investments, unrealized gains (losses) on loan commitments, realized gains (losses) on foreign currency transactions, and unrealized gains (losses) on foreign currency remeasurement.
Investment Portfolio
For the nine-month period ended September 30, 2026, other income (loss) was $22.3 million, consisting primarily of net realized and unrealized gains of $74.3 million on our financial derivatives, net unrealized gains of $58.1 million on our Other secured borrowings, at fair value, and $2.8 million in Other, net. These gains were partially offset by net realized and unrealized losses of $(102.9) million on our securities and loans and $(9.9) million on real estate owned. Net realized and unrealized gains of $74.3 million on our financial derivatives primarily reflected the impact of higher interest rates on our interest rate swaps and, to a lesser extent, on our short TBAs and U.S. Treasury futures. Net realized and unrealized losses of $(102.9) million on our securities and loans primarily reflected the impact of higher interest rates and were primarily attributable to non-QM loans, Agency-eligible loans, closed-end second lien loans, CLOs, CMBS, Agency RMBS, other residential mortgage loans, and certain other investments. These losses were partially offset by net realized and unrealized gains on non-QM retained tranches and non-Agency RMBS. Other, net was $2.8 million, primarily reflecting net unrealized gains on forward MSR-related investments, realized gains on foreign currency transactions, origination and other loan-related income, and rental income, partially offset by net unrealized losses on loan purchase commitments and unrealized losses on foreign currency remeasurement. We also recognized net unrealized gains of $58.1 million on our Other secured borrowings, at fair value for the nine-month period ended September 30, 2026, related to debt tranches of our consolidated mortgage loan securitizations. The net change in net unrealized gain (loss) on the underlying loans was $(66.6) million for the nine-month period and is included in Unrealized gains (losses) on securities and loans, net.
For the nine-month period ended September 30, 2025, other income (loss) was $17.3 million, consisting primarily of net realized and unrealized gains of $95.5 million on our securities and loans and $17.0 million of Other, net. These gains were partially offset by net unrealized losses of $(44.8) million on our Other secured borrowings, at fair value, $(40.4) million on our financial derivatives, and $(10.0) million on real estate owned, net. Net realized and unrealized gains of $95.5 million on our securities and loans were primarily on non-QM loans and retained tranches, Agency RMBS, closed-end second lien loans, HELOC loans, commercial mortgage loans, and other ABS. These gains were partially offset by net realized and unrealized losses on consumer loans and CLOs. Net realized and unrealized losses of $(40.4) million on our financial derivatives were primarily related to net realized and unrealized losses, driven by lower interest rates, on our interest rate swaps, and to a lesser extent, our TBAs. Other, net of $17.0 million consists primarily of net realized and unrealized gains on our Forward MSR-related investments, realized gains on foreign currency transactions, unrealized gains on foreign currency remeasurement, various origination and loan income, and rental income. We recognized net unrealized losses of $(44.8) million on our Other secured borrowings, at fair value for the nine-month period ended September 30, 2025, related to debt tranches of our consolidated mortgage loan securitizations. These securitized non-QM loans had net unrealized gains of $45.3 million, which are included in Unrealized gains (losses) on securities and loans, net.

Longbridge
For the nine-month period ended September 30, 2026, other income (loss) from the Longbridge segment was $194.4 million, consisting primarily of Net change from HECM reverse mortgage loans, at fair value of $472.5 million, income of $17.0 million from settlement of a litigation, net gains of $48.3 million on financial derivatives, net gains of $80.5 million on Other secured borrowings, at fair value, and $22.3 million of Other, net, which were partially offset by Net change related to HMBS obligations, at fair value of $(387.8) million and $(57.8) million of net losses on securities and loans. Net change from HECM reverse mortgage loans at fair value of $472.5 million primarily consisted of $464.1 million of coupon income on HECM loans, net realized and unrealized gains of $46.7 million on HECM loans primarily driven by profitable new originations and tail fundings, as well as tighter yield spreads, partially offset by the impact of higher interest rates, and net losses of $(38.3) million on the HMBS MSR driven by runoff and valuation change. Net change related to HMBS obligations, at fair value of $(387.8) million primarily consisted of $(430.3) million of interest expense on the HMBS obligations, which partially offset the interest income on HECM loans, and net unrealized gains of $42.6 million on the HMBS obligations driven by the impact of higher interest rates. Net gains of $48.3 million on financial derivatives primarily reflected the impact of higher interest rates on our interest rate swaps, short TBAs, and U.S. Treasury futures. Longbridge received a payment of $17.0 million pursuant to a legal settlement agreement executed between Longbridge and a third party. Net losses of $(57.8) million on securities and loans were primarily driven by unrealized losses on proprietary reverse mortgage loans resulting from the impact of higher interest rates and lower-than-expected home price growth, partially offset by gains from securitizations of proprietary reverse mortgage loans, and gains on short positions in U.S. Treasury securities. Other, net of $22.3 million, is primarily related to $13.9 million of origination fees, $5.8 million of servicing fees, $1.4 million of net gains on Reverse MSRs, and $0.6 million of net gains on loan commitments.
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
Corporate/Other
For the nine-month period ended September 30, 2026, other income (loss) was $(7.1) million, consisting primarily of losses on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity, partially offset by an unrealized gain on Unsecured borrowings, at fair value driven by the rise in interest rates during the period. We also recorded a realized loss on the par redemption of our 6% senior notes, which were carried at a discount to par. For the nine-month period ended September 30, 2025, other income (loss) was $(4.2) million, consisting primarily of net losses on our Unsecured borrowings, at fair value, partially offset by net gains on the fixed receiver interest rate swaps that we use to hedge the fixed payments on both our unsecured long-term debt and our preferred equity.
Income Tax Expense (Benefit)
Corporate/Other
Income tax expense (benefit) was $3.0 million for the nine-month period ended September 30, 2026, as compared to $2.4 million for the nine-month period ended September 30, 2025.
Earnings (Losses) from Investments in Unconsolidated Entities
Investment Portfolio
We have elected the fair value option for our equity investments in unconsolidated entities. Earnings (losses) from investments in unconsolidated entities was $30.6 million for the nine-month period ended September 30, 2026, as compared to $38.4 million for the nine-month period ended September 30, 2025. For the nine-month period ended September 30, 2026, Earnings (losses) from investments in unconsolidated entities of $30.6 million primarily consisted of net realized and unrealized gains on investments in loan originators and investments in entities holding commercial mortgage loans and REO, in which we co-invest with other Ellington affiliates.

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
Adjusted Distributable Earnings
We calculate Adjusted Distributable Earnings as U.S. GAAP net income (loss) as adjusted for: (i) realized and unrealized gain (loss) on securities and loans, REO, mortgage servicing rights, financial derivatives (excluding periodic settlements on interest rate swaps), any borrowings carried at fair value, and foreign currency transactions; (ii) Catch-up Amortization Adjustment (as defined below); (iii) non-cash equity compensation expense; (iv) provision for income taxes; (v) certain non-capitalized transaction costs; and (vi) other income or loss items that are of a non-recurring nature. For certain investments in unconsolidated entities, we include the relevant components of net operating income in Adjusted Distributable Earnings. The Catch-up Amortization Adjustment is a quarterly adjustment to premium amortization or discount accretion triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cash flows and prepayments, and can vary significantly from quarter to quarter. Non-capitalized transaction costs include expenses, generally professional fees, incurred in connection with the acquisition of an investment or issuance of long-term debt. We also include in Adjusted Distributable Earnings, for all loans that we originate through Longbridge, any realized and unrealized gains (losses) on such loans up to the point of loan sale or securitization, net of sale or securitization costs; and any realized and unrealized gains (losses) on HECM buyout loans and REO related to Longbridge's servicing activities.
Beginning with the three- and nine-month periods ended September 30, 2026, Adjusted Distributable Earnings is presented after incentive fee expense. Adjusted Distributable Earnings presented for prior periods have been conformed to the current-period presentation.
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

The following tables reconcile, for the three- and nine-month periods ended September 30, 2026 and 2025 our Adjusted Distributable Earnings by segment to the line on our Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended
	September 30, 2026				September 30, 2025
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Longbridge	Corporate/Other	Total
Net Income (Loss)	$61,907	$12,472	$(28,446)	$45,933	$47,697	$8,624	$(18,563)	$37,758
Income tax expense (benefit)	—	—	1,987	1,987	—	—	1,060	1,060
Net income (loss) before income tax expense (benefit)	61,907	12,472	(26,459)	47,920	47,697	8,624	(17,503)	38,818
Adjustments:
Realized (gains) losses, net(1)	(9,242)	—	2,234	(7,008)	12,330	—	—	12,330
Unrealized (gains) losses, net(2)	11,098	17,672	(1,527)	27,243	(194)	20,005	2,652	22,463
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(3)	—	(9,609)	—	(9,609)	—	(6,831)	—	(6,831)
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	(61)	—	—	(61)	(23)	—	—	(23)
Adjustment related to consolidated proprietary reverse mortgage loan securitizations(4)	—	(13,034)	—	(13,034)	—	(6,682)	—	(6,682)
Non-capitalized transaction costs and other expense adjustments(5)	1,932	1,085	2,467	5,484	1,758	1,006	912	3,676
(Earnings) losses from investments in unconsolidated entities	(2,098)	—	—	(2,098)	(13,074)	—	—	(13,074)
Adjusted distributable earnings from investments in unconsolidated entities(6)	14,947	—	—	14,947	12,027	—	—	12,027
Total Adjusted Distributable Earnings(7)	$78,483	$8,586	$(23,285)	$63,784	$60,521	$16,122	$(13,939)	$62,704
Dividends on preferred stock	—	—	4,205	4,205	—	—	7,074	7,074
Adjusted Distributable Earnings attributable to non-controlling interests	861	—	730	1,591	861	—	606	1,467
Adjusted Distributable Earnings Attributable to Common Stockholders(7)	$77,622	$8,586	$(28,220)	$57,988	$59,660	$16,122	$(21,619)	$54,163
Adjusted Distributable Earnings Attributable to Common Stockholders, per share(7)	$0.60	$0.07	$(0.22)	$0.45	$0.59	$0.16	$(0.22)	$0.53
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
(5)For the three-month period ended September 30, 2026, includes $2.1 million of debt issuance costs related to unsecured borrowings, at fair value, $1.8 million of non-capitalized transaction costs, and $1.6 million of non-cash equity compensation and depreciation expense and various other expenses. For the three-month period ended September 30, 2025, includes $2.2 million of non-capitalized transaction costs, $1.3 million of non-cash equity compensation and depreciation expense, and $0.2 million of various other expenses.
(6)Includes the Company's proportionate share of net interest income, net loan origination income (expense), and operating expenses for certain investments in unconsolidated entities, including certain of its non-consolidated equity investments in loan originators that have been making (or are expected to make) distributions to the Company.
(7)Adjusted Distributable Earnings is calculated net of incentive fee expense, which was $0.9 million, or $0.01 per common share, for the three-month period ended September 30, 2026. The incentive fee is calculated by reference to a rolling four-quarter period and is based on Adjusted Net Income, a measure defined in our management agreement, rather than on Adjusted Distributable Earnings, which is based only on the current period. Adjusted Net Income takes into account realized and unrealized gains and losses from our investment portfolio, any extraordinary items and certain other items, all of which are excluded from Adjusted Distributable Earnings.

	Nine-Month Period Ended
	September 30, 2026				September 30, 2025
(In thousands, except per share amounts)	Investment Portfolio	Longbridge	Corporate/Other	Total	Investment Portfolio	Longbridge	Corporate/Other	Total
Net Income (Loss)	$212,361	$100,198	$(101,098)	$211,461	$162,531	$18,312	$(52,688)	$128,155
Income tax expense (benefit)	—	—	3,005	3,005	—	—	2,439	2,439
Net income (loss) before income tax expense (benefit)	212,361	100,198	(98,093)	214,466	162,531	18,312	(50,249)	130,594
Adjustments:
Realized (gains) losses, net(1)	(4,307)	—	2,499	(1,808)	21,878	—	1,383	23,261
Unrealized (gains) losses, net(2)	7,334	44,718	2,195	54,247	(10,537)	31,589	1,172	22,224
Unrealized (gains) losses on MSRs, net of hedge (gains) losses(3)	—	(27,404)	—	(27,404)	—	(2,482)	—	(2,482)
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	(290)	—	—	(290)	(898)	—	—	(898)
Adjustment related to consolidated proprietary reverse mortgage loan securitizations(4)	—	(40,957)	—	(40,957)	—	(16,317)	—	(16,317)
Non-capitalized transaction costs and other expense adjustments(5)	4,766	3,352	2,967	11,085	4,669	3,777	1,398	9,844
Litigation settlement income	—	(17,000)	—	(17,000)	—	—	—	—
(Earnings) losses from investments in unconsolidated entities	(30,637)	—	—	(30,637)	(38,449)	—	—	(38,449)
Adjusted distributable earnings from investments in unconsolidated entities	37,153	—	—	37,153	26,813	—	—	26,813
Total Adjusted Distributable Earnings	$226,380	$62,907	$(90,432)	$198,855	$166,007	$34,879	$(46,296)	$154,590
Dividends on preferred stock	—	—	14,293	14,293	—	—	21,145	21,145
Adjusted Distributable Earnings attributable to non-controlling interests	2,272	—	2,189	4,461	1,820	—	1,452	3,272
Adjusted Distributable Earnings Attributable to Common Stockholders	$224,108	$62,907	$(106,914)	$180,101	$164,187	$34,879	$(68,893)	$130,173
Adjusted Distributable Earnings Attributable to Common Stockholders, per share	$1.78	$0.50	$(0.85)	$1.43	$1.70	$0.37	$(0.72)	$1.35
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
(5)For the nine-month period ended September 30, 2026, includes $4.1 million of non-capitalized transaction costs, $4.5 million of non-cash equity compensation and depreciation expense, $2.1 million of debt issuance costs related to unsecured borrowings, at fair value, and $0.4 million of various other expenses. For the nine-month period ended September 30, 2025, includes $5.5 million of non-capitalized transaction costs, $3.2 million of non-cash equity compensation and depreciation expense, and $1.1 million of various other expenses.
(6)Includes the Company's proportionate share of net interest income, net loan origination income (expense), and operating expenses for certain investments in unconsolidated entities, including certain of its non-consolidated equity investments in loan originators that have been making (or are expected to make) distributions to the Company.

(7)Adjusted Distributable Earnings is calculated net of incentive fee expense, which was $21.0 million, or $0.17 per common share and $4.5 million, or $0.05 per common share, for the nine-month periods ended September 30, 2026 and 2025, respectively. The incentive fee is calculated by reference to a rolling four-quarter period and is based on Adjusted Net Income, a measure defined in our management agreement, rather than on Adjusted Distributable Earnings, which is based only on the current period. Adjusted Net Income takes into account realized and unrealized gains and losses from our investment portfolio, any extraordinary items and certain other items, all of which are excluded from Adjusted Distributable Earnings.
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
We held cash and cash equivalents of approximately $269.5 million and $201.9 million as of September 30, 2026 and December 31, 2025, respectively.
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	September 30, 2026		December 31, 2025
Remaining Days to Maturity	Outstanding Borrowings	% of Total	Outstanding Borrowings	% of Total
30 Days or Less	$203,978	5.7%	$267,237	10.1%
31 - 60 Days	812,082	22.8%	406,647	15.3%
61 - 90 Days	382,246	10.7%	210,885	7.9%
91 - 120 Days	297,219	8.3%	361,230	13.6%
121 - 150 Days	382,439	10.7%	—	—%
151 - 180 Days	17,952	0.5%	13,143	0.5%
181 - 364 Days	269,648	7.6%	217,900	8.2%
> 364 Days	1,204,950	33.7%	1,178,402	44.4%
	$3,570,514	100.0%	$2,655,444	100.0%
Repos involving underlying investments that were sold prior to period end for settlement following period end, are shown using their contractual maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2026 and December 31, 2025, the overall weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 18.2% and 19.3%, respectively.
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
As of September 30, 2026 and December 31, 2025, we had $3.6 billion and $2.7 billion, respectively, of borrowings outstanding under our repos. As of September 30, 2026, the remaining terms on our repos ranged from 1 day to 729 days, with a weighted average remaining term of 261 days. Our repo borrowings were with a total of 22 counterparties as of September 30, 2026. As of September 30, 2026, our repos had interest rates ranging from 3.41% to 7.30%, with a weighted average borrowing rate of 5.48%. As of December 31, 2025, the remaining terms on our repos ranged from 2 days to 636 days, with a weighted average remaining term of 278 days. Our repo borrowings were with a total of 21 counterparties as of December 31, 2025. As of December 31, 2025, our repos had interest rates ranging from 2.79% to 7.05%, with a weighted average borrowing rate of 5.31%. Investments transferred as collateral under repos had an aggregate fair value of $4.3 billion and $3.3 billion as of September 30, 2026 and December 31, 2025, respectively. It is expected that amounts due upon maturity of our repos will be funded primarily through the roll/re-initiation of repos and, if we are unable or unwilling to roll/re-initiate our repos, through free cash and proceeds from the sale or securitization of assets being financed.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2026	$3,570,514	$3,173,251	$3,570,514
June 30, 2026	3,064,277	3,215,187	3,213,469
March 31, 2026	2,894,972	2,566,677	2,895,102
December 31, 2025	2,655,444	2,646,700	2,891,714
September 30, 2025	2,800,964	2,536,033	2,800,964
June 30, 2025	2,347,458	2,511,780	2,659,554
March 31, 2025	2,568,627	2,623,924	2,675,171
December 31, 2024	2,584,040	2,610,301	2,779,028
September 30, 2024	2,642,052	2,450,025	2,642,052
June 30, 2024	2,301,976	2,289,971	2,371,482
March 31, 2024	2,517,747	2,550,390	2,648,371
December 31, 2023	2,967,437	2,640,625	2,967,437
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our investments, including residential and commercial mortgage loans and REO, consumer loans and ABS backed by consumer loans, reverse mortgage loans, and Reverse MSRs; such transactions are accounted for as secured borrowings. As of September 30, 2026 and December 31, 2025, we had outstanding borrowings related to such transactions in the amount of $3.5 billion and $3.2 billion, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Balance Sheet. As of September 30, 2026 and December 31, 2025, the fair value of assets collateralizing our Total other secured borrowings was $3.8 billion and $3.5 billion, respectively. Additionally, as of September 30, 2026, as an HMBS issuer, we had HMBS-related obligations of $11.3 billion collateralized by $11.4 billion of HMBS assets and as of December 31, 2025, we had HMBS-related obligations of $10.4 billion collateralized by $10.5 billion of HMBS assets; HMBS assets include HECM loans as well as REO and claims and other receivables. See Note 14 in the notes to our consolidated financial statements for further information on our other secured borrowings and HMBS-related obligations.
As of September 30, 2026 we had $775.0 million of outstanding unsecured borrowings comprised of $550.0 million of 7.375% Senior Notes due September 2030, $210.0 million of 5.875% Senior Notes due April 2027, and $15.0 million of unregistered junior subordinated unsecured debt securities, the "Trust Preferred Debt." The Trust Preferred Debt includes $10.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 3.26% and which matures on October 7, 2033, and $5.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 2.51% and which matures on July 7, 2035. As of December 31, 2025, we had $662.8 million of outstanding unsecured borrowings comprised of $400.0 million of 7.375% Senior Notes due September 2030, $210.0 million of 5.875% Senior Notes due April 2027, $37.8 million of 6.00% Senior Notes due August 2026, and $15.0 million of Trust Preferred Debt, including $10.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 3.26% and which matures on October 7, 2033, and $5.0 million which accrues and requires the payment of interest quarterly at three-month term SOFR plus 2.51% and which matures on July 7, 2035.

As of September 30, 2026, we had an aggregate amount at risk under our repos with 21 counterparties of approximately $747.1 million, and as of December 31, 2025, we had an aggregate amount at risk under our repos with 21 counterparties of approximately $616.5 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of September 30, 2026 and December 31, 2025, does not include approximately $5.2 million and $0.4 million, respectively, of net accrued interest receivable (payable), which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
Our derivatives are predominantly subject to bilateral master trade agreements or clearing in accordance with the Dodd-Frank Act. We may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. Changes in the relative value of derivative transactions may require us or the counterparty to post or receive additional collateral. Entering into derivative contracts involves market risk in excess of amounts recorded on our balance sheet. In the case of cleared derivatives, the clearinghouse becomes our counterparty and the futures commission merchant acts as an intermediary between us and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral.
As of September 30, 2026, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with eight counterparties of approximately $33.4 million. We also had $67.0 million of initial margin for cleared over-the-counter ("OTC") derivatives posted to central clearinghouses as of that date. As of December 31, 2025, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with seven counterparties of approximately $21.8 million. We also had $47.6 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2026, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $1.2 million. As of December 31, 2025, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $1.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We have an "at-the-market" offering program for shares of our common stock (the "Common ATM Program") in connection with which we have entered into equity distribution agreements with sales agents. Under the current Common ATM Program we are authorized to offer and sell up to $500.0 million of common stock from time to time. During the three-month period ended September 30, 2026, the Company issued 2,496,140 shares of common stock under the Common ATM Program which provided $33.7 million of net proceeds after $0.2 million of agent commissions and $0.1 million of offering costs. During the three-month period ended September 30, 2025, we issued 8,156,876 shares of common stock under the Common ATM Program which provided $110.0 million of net proceeds after $0.8 million of agent commissions and $0.1 million of offering costs. During the nine-month period ended September 30, 2026, we issued 8,013,661 shares of common stock under the Common ATM Program which provided $108.4 million of net proceeds after $0.7 million of agent commissions and $0.2 million of offering costs. During the nine-month period ended September 30, 2025, we issued 15,335,664 shares of common stock under the Common ATM Program which provided $205.4 million of net proceeds after $1.4 million of agent commissions and $0.3 million of offering costs. Under the current Common ATM Program we had a remaining authorization to issue $386.0 million of common shares as of September 30, 2026.
On November 2, 2026, the Company issued 7,074 common shares to the Manager in connection with the payment of incentive fees incurred for the three-month period ended September 30, 2026.
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
We also have an "at-the-market" offering for our Series B Preferred Stock (the "Preferred ATM Program"), in connection with which we have entered into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of 6.250% Series B Fixed-Rate Reset Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series B Preferred Stock") from time to time. As of September 30, 2026, we had remaining authorization under the Preferred ATM Program to issue $99.5 million of preferred stock. We did not issue any preferred stock under the Preferred ATM Program during the three- or nine-month periods ended September 30, 2026 and 2025.
Our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to $50 million of common stock (the "Common Share Repurchase Program"). The Common Share Repurchase Program is open-ended in duration and allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. We did not repurchase any common shares during the three-month periods ended September 30, 2026 and 2025. As of September 30, 2026, we have authorization to repurchase an additional $45.1 million of common stock under the Common Share Repurchase Program. Subsequent to September 30, 2026, we repurchased 329,045 shares of common stock at an average price per share of $11.46 and a total cost including commissions of $3.8 million.
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

The following table sets forth the dividend distributions authorized by the Board of Directors payable to common stockholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the consolidated financial statements) for the nine-month periods ended September 30, 2026 and 2025:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
2026:
September 8, 2026	$0.13	$17,129	September 30, 2026	October 30, 2026
August 10, 2026	0.13	17,124	August 31, 2026	September 30, 2026
July 8, 2026	0.13	16,966	July 31, 2026	August 31, 2026
June 8, 2026	0.13	16,798	June 30, 2026	July 31, 2026
May 7, 2026	0.13	16,645	May 29, 2026	June 30, 2026
April 7, 2026	0.13	16,415	April 30, 2026	May 29, 2026
March 9, 2026	0.13	16,415	March 31, 2026	April 30, 2026
February 9, 2026	0.13	16,361	February 27, 2026	March 31, 2026
January 8, 2026	0.13	16,361	January 30, 2026	February 27, 2026
2025:
September 8, 2025	0.13	13,938	September 30, 2025	October 31, 2025
August 7, 2025	0.13	13,553	August 29, 2025	September 30, 2025
July 8, 2025	0.13	13,134	July 31, 2025	August 29, 2025
June 9, 2025	0.13	12,873	June 30, 2025	July 31, 2025
May 7, 2025	0.13	12,789	May 30, 2025	June 30, 2025
April 3, 2025	0.13	12,434	April 30, 2025	May 27, 2025
March 7, 2025	0.13	12,424	March 31, 2025	April 25, 2025
February 10, 2025	0.13	11,904	February 28, 2025	March 25, 2025
January 8, 2025	0.13	11,904	January 31, 2025	February 25, 2025
On October 7, 2026, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on November 30, 2026 to stockholders of record as of October 30, 2026.
On November 5, 2026, the Board of Directors approved a dividend in the amount of $0.13 per share of common stock payable on December 31, 2026 to stockholders of record as of November 30, 2026.

The following table sets forth the dividend distributions authorized by the Board of Directors during the nine-month periods ended September 30, 2026 and 2025 to holders of our preferred stock:

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
Series A Preferred Stock:
January 28, 2026	$0.3646300	$1,678	February 27, 2026	February 27, 2026
September 8, 2025	0.6240390	2,869	September 30, 2025	October 30, 2025
June 9, 2025	0.6153410	2,831	June 30, 2025	July 30, 2025
March 7, 2025	0.6090310	2,830	March 31, 2025	April 30, 2025
Series B Preferred Stock:
September 8, 2026	0.3906250	1,883	September 30, 2026	October 30, 2026
June 8, 2026	0.3906250	1,883	June 30, 2026	July 30, 2026
March 9, 2026	0.3906250	1,883	March 31, 2026	April 30, 2026
September 8, 2025	0.3906250	1,883	September 30, 2025	October 30, 2025
June 9, 2025	0.3906250	1,883	June 30, 2025	July 30, 2025
March 7, 2025	0.3906250	1,883	March 31, 2025	April 30, 2025
Series C Preferred Stock:
September 8, 2026	0.5390625	2,156	September 30, 2026	October 30, 2026
June 8, 2026	0.5390625	2,156	June 30, 2026	July 30, 2026
March 9, 2026	0.5390625	2,156	March 31, 2026	April 30, 2026
September 8, 2025	0.5390625	2,156	September 30, 2025	October 30, 2025
June 9, 2025	0.5390625	2,156	June 30, 2025	July 30, 2025
March 7, 2025	0.5390625	2,156	March 31, 2025	April 30, 2025
Series D Preferred Stock:
September 8, 2026	0.4375000	166	September 18, 2026	September 30, 2026
June 8, 2026	0.4375000	166	June 20, 2026	June 30, 2026
March 9, 2026	0.4375000	166	March 20, 2026	March 30, 2026
September 8, 2025	0.4375000	166	September 20, 2025	September 30, 2025
June 9, 2025	0.4375000	166	June 20, 2025	June 30, 2025
March 7, 2025	0.4375000	166	March 20, 2025	March 30, 2025
At those times when cash flows from our operating activities are insufficient to fund our dividend payments, we fund such dividend payments through cash flows from our investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize our cash flows for the nine-month periods ended September 30, 2026 and 2025.
For the nine-month period ended September 30, 2026, our operating activities used net cash in the amount of $12.4 million and our investing activities used net cash in the amount of $6.02 billion. Our repo activity used to finance many of our investments (including repayments of amounts borrowed under our repos) provided net cash of $5.37 billion. We received $2.1 billion in proceeds from the issuance of Total other secured borrowings, and we used $2.0 billion for principal payments on our Total other secured borrowings. Thus our operating and investing activities, when combined with our repo financings and Other secured borrowings (net of repayments), used net cash of $584.5 million during the nine-month period ended September 30, 2026. We received proceeds from the issuance of HMBS-related obligations of $1.3 billion and used $798.2 million for principal payments on HMBS-related obligations. We used $115.0 million to redeem the Series A Preferred Stock and $37.8 million to redeem the 6.00% Senior Notes. We received proceeds from the issuance of common stock, net of underwriters' discounts, commissions, and offering costs paid of $225.5 million, $146.4 million from the follow-on issuance of 7.375% Senior Notes, and contributions from non-controlling interests of $23.0 million. We used $164.1 million to pay dividends and $26.6 million for distributions to non-controlling interests (our joint venture partners). As a result, there was a decrease in our cash holdings of $35.5 million, from $338.2 million as of December 31, 2025 to $302.7 million as of September 30, 2026.
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
Off-Balance Sheet Arrangements
As of September 30, 2026, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment to provide funding to any such entities, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
In their role as loan servicers, Longbridge and Statebridge have fiduciary responsibilities related to escrow balances held in trust for borrowers' draws and other custodial funds due to servicing customers; as of September 30, 2026 the amount held in such accounts was $109.2 million. These funds, which do not represent assets or liabilities of ours, are maintained in segregated accounts at Longbridge or Statebridge, and accordingly, are not reflected on the Consolidated Balance Sheet.
At September 30, 2026, we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at September 30, 2026 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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

Severity Risk
Severity risk is the risk of loss upon a borrower default on a mortgage loan or other secured or unsecured debt obligation, or upon another repayment event in the case of a reverse mortgage loan. Severity risk includes the risk of loss of value of the property or other asset, if any, securing the mortgage loan or debt obligation, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs. We often rely on third-party servicers to mitigate our severity risk, but such third-party servicers may have little or no economic incentive to mitigate loan loss severities. In the case of mortgage loans, such mitigation efforts may include loan modification programs and prompt foreclosure and property liquidation following a default.
Reverse mortgage loans bear additional risks of loss even absent declines in underlying property values. Borrowers on these loans generally are not required to make monthly principal or interest payments; instead, interest and applicable fees accrue and are added to the loan balance. As a result, the balance grows over the life of the loan while the value of the property may not keep pace. For floating-rate reverse mortgage loans, higher interest rates can accelerate the growth in loan balance. The risk that the outstanding loan balance exceeds the property’s value at maturity or default, and the potential severity of losses, can increase the longer the loan remains outstanding, particularly if home prices decline or appreciate more slowly than expected. In addition, reverse mortgage borrowers may have limited financial resources for property upkeep, which can result in property deterioration and lower recovery values.
FHA insurance may reduce some of these losses on HECMs; however, insurance recoveries are subject to compliance with applicable servicing, foreclosure and conveyance timelines and documentation requirements. If these requirements are not met, FHA may curtail interest and expense reimbursements, or deny a claim in whole or in part. As an HMBS issuer, Longbridge is required to repurchase HECM loans from HMBS pools when the outstanding principal balance of a loan reaches 98% of its maximum claim amount ("MCA"). These repurchases can require significant liquidity and expose us to financing costs and losses not covered by FHA insurance. Assignment to HUD is subject to eligibility requirements, and delays in assignment or liquidation may increase these costs and losses. Proprietary reverse mortgage loans are not FHA-insured and therefore do not benefit from this protection.
Many of our consumer loans are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential real estate loans. Pursuing any remaining deficiency following a default on a consumer loan is often difficult or impractical, especially when the borrower has a low credit score, making further substantial collection efforts unwarranted. In addition, repossessing personal property securing a consumer loan can present additional challenges, including locating and taking physical possession of the collateral. We rely on servicers who service these consumer loans to, among other things, collect principal and interest payments on the loans and perform loss mitigation services, and these servicers may not perform in a manner that promotes our interests.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of September 30, 2026, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$4,390	0.22%	$8,433	0.42%	$(4,737)	(0.23)%	$(9,820)	(0.48)%
Long TBAs	8,326	0.41%	16,108	0.79%	(8,869)	(0.44)%	(18,281)	(0.90)%
Short TBAs	(17,973)	(0.89)%	(34,933)	(1.72)%	18,986	0.93%	38,982	1.92%
Non-Agency RMBS, CMBS, ABS, Loans, and MSRs	60,811	2.99%	115,074	5.66%	(67,364)	(3.31)%	(141,275)	(6.95)%
U.S. Treasury Securities and Interest Rate Swaps, Options, and Futures	(48,126)	(2.37)%	(98,051)	(4.82)%	46,327	2.28%	90,855	4.47%
Corporate Securities and Other	191	0.01%	441	0.02%	(131)	(0.01)%	(203)	(0.01)%
Repurchase Agreements, Reverse Repurchase Agreements, and Unsecured Borrowings	(9,423)	(0.46)%	(18,745)	(0.92)%	9,525	0.47%	19,152	0.94%
Total	$(1,804)	(0.09)%	$(11,673)	(0.57)%	$(6,263)	(0.31)%	$(20,590)	(1.01)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our September 30, 2026 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Pursuant to our 2026 Equity Incentive Plan, on September 9, 2026, we issued 20,362 restricted shares of common stock and 20,362 OP LTIP Units to our independent directors in consideration for their services as directors. Such restricted shares of common stock and OP LTIP Units are subject to forfeiture restrictions that will lapse on September 8, 2027.
Once vested, OP LTIP Units may be converted at the election of the holder, or at any time at our election, into OP Units on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of our common stock or, at our election, for the cash value of such shares of our common stock. No underwriters or placement agents were involved in the issuances. Such issuances were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
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

ELLINGTON FINANCIAL INC.
Date:	November 6, 2026	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	November 6, 2026	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)